Form 10-Q
period 1996-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1996-03-21
CIK 790526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended      January 31, 1996    Commission File Number 0-19019

                          PRIMEDEX HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               New York                                     13-3326724
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            1516 Cotner Avenue
            Los Angeles, California                            90025
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area co(310) 478-7808


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

 Number of shares outstanding of the issuer's common stock, as of March 18, 1996 was 39,180,760.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                           January 31,  October 31,
                                                             1 9 9 6       1 9 9 5

Assets:
Current Assets:
  Cash and Cash Equivalents                               $ 1,333,286   $ 3,928,832
  Marketable Security                                       1,982,098     1,956,707
  Accounts Receivable - Net                                17,847,741    16,011,324
  Accrued Revenue                                             209,880       304,871
  Due from Related Party                                       62,500        87,500
  Other                                                       308,390       264,452
                                                          -----------   -----------

  Total Current Assets                                     21,743,895    22,553,686
                                                          -----------   -----------

Property, Plant and Equipment - Net                        16,629,661    17,270,032
                                                          -----------   -----------

Other Assets:
  Accounts Receivable - Net                                 5,985,087     5,653,654
  Due from Related Parties                                  2,751,739     2,697,437
  Goodwill - Net                                           18,358,916    15,382,944
  Other                                                     3,328,052     3,201,951
                                                          -----------   -----------

  Total Other Assets                                       30,423,794    26,935,986
                                                          -----------   -----------

  Total Assets                                            $68,797,350   $66,759,704
                                                          ===========   ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                           January 31,  October 31,
                                                             1 9 9 6       1 9 9 5
Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Accounts Payable                                        $ 3,375,858   $ 1,918,337
  Accrued Expenses - Current                                4,114,512     4,182,150
  Notes and Leases Payable - Current                       20,674,898    17,565,435
  Accrued Estimated Closing Costs - Current                   207,692       487,447
  Accrued Restructuring Costs                               1,190,000     1,250,000
  Other                                                       537,068     1,487,755
                                                          -----------   -----------

  Total Current Liabilities                                30,100,028    26,891,124
                                                          -----------   -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                          25,841,000    25,841,000
  Notes and Leases Payable                                 26,055,726    26,741,081
  Accrued Estimated Closing Costs                              93,312       243,723
  Accrued Expenses                                          1,409,308     1,261,899
                                                          -----------   -----------

  Total Long-Term Liabilities                              53,399,346    54,087,703
                                                          -----------   -----------

Commitments and Contingencies                                      --            --
                                                          -----------   -----------

Minority Interest                                           1,042,109     1,023,343
                                                          -----------   -----------

Stockholders' Equity [Deficit]:
  Common Stock - $.01 Par Value,  100,000,000 Shares
  Authorized;  40,230,760 and
  40,230,760  Shares Issued;  39,180,760 and 40,230,760
  Shares  Outstanding at January 31,
   1996 and October 31, 1995, Respectively                    402,307       402,307

  Paid-in Capital                                          99,399,165    99,399,165

  Retained Earnings [Deficit]                             (115,207,882) (115,043,938)
                                                          ------------  ------------

  Totals                                                  (15,406,410)  (15,242,466)
  Less:  Treasury Stock                                      (337,723)           --
                                                          -----------   -----------

  Total Stockholders' Equity [Deficit]                    (15,744,133)  (15,242,466)
                                                          -----------   -----------

  Total Liabilities and Stockholders' Equity [Deficit]    $68,797,350   $66,759,704
                                                          ===========   ===========


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                            Three months ended
                                                                 January 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------
Revenue:
  Revenue                                                 $25,759,120   $21,260,638
  Less:  Allowances                                        11,919,669     9,534,063
                                                          -----------   -----------

  Net Revenue                                              13,839,451    11,726,575
                                                          -----------   -----------

Operating Expenses:
  Operating Expenses                                       11,371,867    10,990,412
  Depreciation and Amortization                             1,169,931     2,151,778
  Provision for Bad Debts                                     313,359       806,686
                                                          -----------   -----------

  Total Operating Expenses                                 12,855,157    13,948,876
                                                          -----------   -----------

  Income [Loss] from Operations                               984,294    (2,222,301)
                                                          -----------   -----------

Other [Expenses] and Revenue:
  Interest Expense                                         (1,649,166)   (1,466,279)
  Interest Income                                             109,750        88,217
  Other Income                                                278,594       360,345
                                                          -----------   -----------

  Total Other [Expenses]                                   (1,260,822)   (1,017,717)
                                                          -----------   -----------

  [Loss] Before Income Taxes, Minority
   Interest in [Income] Loss of Subsidiaries
   and Extraordinary Item                                    (276,528)   (3,240,018)

Provision for Income Taxes                                         --            --

Minority Interest in [Income] Loss of Subsidiaries            (68,766)        3,721
                                                          -----------   -----------

  [Loss] Before Extraordinary Items                          (345,294)   (3,236,297)

Extraordinary Item - Gain from Extinguishment of Debt         181,350            --
                                                          -----------   -----------

  Net [Loss]                                              $  (163,944)  $(3,236,297)
                                                          ===========   ===========

[Loss] Per Share:
  Loss Before Extraordinary Item                          $      (.01)         (.08)
  Extraordinary Item                                             (.01)           --
                                                          -----------   -----------

  Net [Loss] Per Share                                    $        --   $      (.08)
                                                          ===========   ===========

  Weighted Average Common Shares Outstanding               39,729,021    40,026,510
                                                          ===========   ===========


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                 Total
                                Common Stock                                   Retained       Stockholders'
                                Number of   Par Value    Treasury  Paid-in     Earnings          Equity
                                Shares     Amount         Stock    Capital     [Deficit]        [Deficit]

Balance - November 1, 1995      40,230,760 $ 402,307  $      --    $99,399,165 $(115,043,938)  $ (15,242,466)

Purchase of Treasury Stock      (1,050,000)       --    (337,723)           --            --        (337,723)

  Net [Loss] for the three
  months
   ended January 31, 1996               --        --          --            --      (163,944)       (163,944)
                                ----------    -------    --------    ---------    ----------     ----------

Balance - January 31, 1996
  [Unaudited]                   39,180,760   402,307 $(337,723)    $99,399,165 $(115,207,882)  $ (15,744,133)





See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------




                                                              Three months ended
                                                                  January 31,
                                                             1 9 9 6      1 9 9 5
                                                             -------      -------

Cash [Used for] Provided by Continuing Operations          $(2,113,434) $ 1,361,089

Cash [Used] for Discontinued Operations                       (430,000)  (1,495,909)
                                                           -----------  -----------

  Net Cash - Operating Activities                           (2,543,434)    (134,820)
                                                           -----------  -----------

Investing Activities:
  Acquisitions - Net of Cash Acquired                               --   (1,051,096)
  Purchase of Property, Plant and Equipment                    (85,513)     (73,279)
  Proceeds - Sale of Equipment                                 245,000        3,125
  Sale of ImmunoTherapeutics                                   143,750           --
                                                           -----------  -----------

  Net Cash - Investing Activities                              303,237   (1,121,250)
                                                           -----------  -----------

Financing Activities:
  Principal Payments on Capital Leases and Notes Payable    (1,940,374)  (1,799,561)
  Proceeds from Short-Term Borrowings on Notes Payable       1,972,748    1,516,169
  Payment on Stockholder Notes Payable                              --     (500,000)
  Advances to CareAdvantage                                         --     (504,316)
  Joint Venture Distribution                                   (50,000)          --
  Purchase of Treasury Stock                                  (337,723)          --
                                                           -----------  -----------

  Net Cash Financing Activities                               (355,349)  (1,287,708)
                                                           -----------  -----------

  Net [Decrease] in Cash and Cash Equivalents               (2,595,546)  (2,543,778)

Cash and Cash Equivalents - Beginning of Years               3,928,832    5,649,230
                                                           -----------  -----------

  Cash and Cash Equivalents - End of Years                 $ 1,333,286  $ 3,105,452
                                                           ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                                $ 1,360,997  $ 1,418,494
   Income Taxes                                            $        --  $        --

Supplemental Schedule of Non-Cash Investing and Financing
 Activities: The Radnet subsidiary entered into capital leases of approximately $575,000 during the three months ended January 31, 1995.
  During the three months ended January 31, 1996, the Company acquired all of the outstanding capital stock of Future Diagnostics, Inc. for $3,220,000 consisting of notes payable and assumed liabilities resulting in goodwill of approximately $3,220,000.



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------------------------------




[1] Summary of Significant Accounting Policies

Significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 1995 as filed with the Securities and Exchange Commission.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended January 31, 1996 and 1995 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1995.

[3] Goodwill

The Company's goodwill as of January 31, 1996 is shown net of accumulated amortization of approximately $1,205,554 for the Radnet and Future Diagnostic subsidiaries. In October 1995, the Company recognized an impairment loss on long-lived assets and the related goodwill and the majority of the Company's goodwill was written off. Amortization expense for the three months ended January 31, 1996 was approximately $244,556 compared to $823,816 for the three months ended January 31, 1995.

[4] Due from Related Party

During the three months ended January 31, 1996, the Company loaned $50,000 to an
employee.   In   addition,   $25,000   was  repaid  to  the   Company   from  an
officer/stockholder, reducing the balance due to $62,500 at January 31, 1996.

[5] Litigation

The Company is a defendant in a class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation" [No. 93 CV 1150]. pursuant to a Second Amended and Consolidated Class Action Complaint [the "Second Consolidated Complaint"].

In the Second Consolidated Complaint, the plaintiff identified certain "control" companies including among others, the Company, two publicly owned corporations in which the Company previously owned equity interests, namely ImmunoTherapeutics, Inc. and Digital Products Corporation, and another publicly owned corporation, Site-Based Media, Inc. ["Site"] and alleged that the defendants [including the Company, the Company's former principal stockholder, an entity allegedly controlled by such principal stockholder, the underwriter of the company's December 1992 and June 1993 public offerings, such underwriter's parent company, such parent company's chairman and president, an individual, another broker-dealer and its president and Site], violated the federal securities laws and the Racketeer Influenced Corrupt organizations ["RICO"] Act by initiating and/or joining in a conspiracy and course of conduct designed to manipulate and artificially inflate the market prices of the stocks of the various "control" companies in order to permit the defendants to sell "large" amounts of the "control" companies' securities to the public at manipulated prices and reap "huge" profits. The Second Consolidated Complaint claims damages as well as punitive damages [including a trebling of damages pursuant to the RICO statute], interest, attorneys' fees and costs, all of which are unspecified in amount.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
------------------------------------------------------------------------------




[5] Litigation [Continued]

Management has contended that the Company was not a party to any conspiracy and did not engage in the illegal course of conduct alleged in the Second Consolidated Complaint. Although management believes this lawsuit is totally without merit with regard to the Company, the Company has incurred significant amounts of legal expense in defending against this lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. Therefore, in order to avoid further expense, the loss of executive time and inconvenience and to dispose of this expensive, burdensome and protracted litigation, on February 29, 1996 the Company through its attorneys executed a settlement Memorandum with the Class Action Plaintiffs
[executed by counsel for the Class Action Plaintiffs]. Pursuant to the Settlement Memorandum, and in full settlement of the class action with regard to the Company, its officers, directors, employees and agents [excluding allegations against such persons, if any, when operating not in such capacities but in some other capacity in connection with the conspiracy theory of the Second Consolidated Complaint], the company agreed to pay the sum of $240,000 into an escrow fund for the benefit of the certified class [of which $40,000 would be held in a separate escrow to cover attorneys costs, if required, in connection with possible future depositions of the Company's officers, directors and previously subpoenaed former officers or directors or employees]. Any amount not so expended will be returned to the main escrow fund. The Company paid the $240,000 into the escrow fund on March 5, 1996. The Settlement Memorandum requires completion of a formal settlement agreement between the Company and the class and presentation of same to the Court during the month of March 1996. In the event the proposed settlement is approved by the Court, it will be submitted to members of the class who will be provided with an opportunity to accept or reject same at a Court hearing to be held at a future date. No assurances can be given that the settlement will be approved by the Court or by the class members.

'The Company had previously announced that the Los Angeles District Attorney's office was conducting an investigation related to the Company and its subsidiaries and had conducted a search of the premises of the Company and its Primedex and Radnet subsidiaries pursuant to a sealed affidavit which management has been unable to examine but which the company was advised, alleged violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. On March 19, 1996, the Company issued a press release announcing that the Office of the Los Angeles District Attorney had confirmed that it is not investigating current management or present business activities of Primedex Health Systems, Inc. or those of its operating subsidiaries including Radnet. The District Attorneys' office is continuing to investigate the activities of certain individuals who were part of management of a Company subsidiary, Primedex Corporation, prior to October 1993, That particular subsidiary has ceased all business operations. The Workers' Compensation Fraud Division of the Los Angeles District Attorney's Office approved the text of the Company's press release.

[6] Discontinued Operations - Primedex Subsidiary

In the first quarter of fiscal 1996, the Company settled its outstanding obligation with Primedex Corporation's primary building lessor for $140,000. Approximately $301,000 remains on the Company's books for estimated closing costs.

[7] ImmunoTherapeutics Stock ["ITI"]

In November of 1995, the Company's investment in ITI, representing 1,150,001 shares with a book value of $-0- was sold for $143,750. The investment was originally purchased in 1991, and the majority of the shares were sold in fiscal 1994.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
------------------------------------------------------------------------------




[8] Acquisitions

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Founded in 1989, FDI is a leading Radiology management services organization providing network development and management along with diagnostic imaging cost containment and utilization review services.

For the three months ended January 31, 1996, FDI generated approximately $1.9 million in net revenue and generated approximately $100,000 in net income.

[9] Refinancing

[A] Note Payable - A note payable with remaining aggregate payments of approximately $946,000 was settled for $765,000 in February of 1996 resulting in a gain on early extinguishment of debt of approximately $181,000.

[B] DVI Business Credit - The Company re-negotiated the interest rate on its line of credit with DVI, reducing its rate to prime plus 3-1/2% from prime plus 4-1/2%.

[C] The Company entered into a third line of credit with DVI which is accessible for the lessor of 80% of the eligible accounts receivable of FDI, $1,000,000 or the prior 60 days collections of this subsidiary. As of January 31, 1996, the Company has borrowed $-0- under this line.

[D] Coast Fed Business Credit - The Company re-negotiated its terms and interest rate on its line of credit with Coast Fed reducing its interest rate to prime plus 3% from prime plus 4%.




                    . . . . . . . . . . . . . . . . . . . .

Item 2:

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

------------------------------------------------------------------------------





Background

Primedex Health Systems, Inc. ["PHS"] [formerly, CCC Franchising Corp.] was incorporated on
October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock at January 31, 1996, which is accounted for using the cost method at $-0-.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutic, Inc. [ITI"]. At October 31,1995, the Company owned approximately 19% of ITI and accounted for this investment using the cost method which was $-0-. In November of 1995, the investment was sold for $143,750 resulting in a gain on the Company's books for the three months ended January 31, 1996.

As of January 31, 1992, the Company's wholly-owned subsidiary, CCC Franchising Corp. I, entered into an asset purchase agreement with Primedex Corporation ["Primedex"] for approximately $46,250,000. On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry. Accordingly, the operating results of this subsidiary were classified as a discontinued operation and the appropriate prior period amounts have been restated. Effective August 1, 1995, substantially all of the assets of Primedex were sold to an unrelated party for approximately $9,448,000. The sale resulted in a loss of approximately $3,800,000.

As of April 30, 1992, the Company's wholly-owned subsidiary, CCC Franchising Corp. II, entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the three months ended January 31, 1996 and 1995 reflect the operations and cash transactions of Radnet.

On December 31, 1993, the Company acquired Advantage Health Systems, Inc. ["AHS"], a newly organized corporation formed to provide medical and surgical utilization review for major providers of health insurance, for $6,000,000 in cash. On August 26, 1994, the Company announced a plan to spin-off its subsidiary, Care Advantage, Inc. ["CareAd"], which owns AHS. The operations of this subsidiary were classified as a discontinued line of business.

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostic, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Founded in 1989, FDI is a leading radiology management services organization providing network development and management along with diagnostic imaging cost containment and utilization review services.

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

------------------------------------------------------------------------------



Results of Operations

The discussion of the results of continuing operations includes Radnet and Future Diagnostic, Inc. ["FDI"] for the three months ended January 31, 1996. The discussion of the results of continuing operations includes Radnet for the three months ended January 31, 1995.

For the three months ended January 31, 1996, the Company had operating income from operations of $984,294. For the three months ended January 31, 1995, the Company had an operating [loss] of approximately $(2,222,301). Radnet realized an operating income of approximately $1,572,000 for the three months ended January 31, 1996 compared to an operating [loss] of $(1,278,000) for the three months ended January 31, 1995. Future Diagnostics, Inc. realized operating income of approximately $103,000 for the three months ended January 31, 1996. For the three months ended January 31, 1996 and 1995, Radnet realized net revenues of approximately $12,000,000 and $11,700,000, respectively. FDI realized net revenues of approximately $1,900,000 for the three months ended January 31, 1996. For the three months ended Janaury 31, 1996, operating expenses totaled $12,855,000 of which approximately $10,475,000 were incurred by the Radnet operation, approximately $1,690,000 were incurred by FDI, and approximately $690,000 were incurred by PHS, the parent company.

Operating expenses of Radnet consisted primarily of wages and compensation of approximately $4,640,000, depreciation and amortization of approximately
$1,050,000 and other general and administrative expenses of approximately $4,785,000. Operating expenses of FDI consisted primarily of radiology site costs of approximately $1,245,000, salaries and wages of approximately $250,000, depreciation and amortization of approximately $48,000, and other general and administrative expenses of approximately $147,000. PHS's operating expenses included approximately $240,000 in salaries and compensation, and approximately $450,000 in other general and administrative expenses and amortization.

For the three months ended January 31, 1996 and 1995, interest income was approximately $110,000 and $88,000, respectively. For the three months ended January 31, 1996 and 1995, interest expense was approximately $1,650,000 and $1,466,000, respectively. Interest of approximately $310,000 was reclassified from interest expense of the continuing operations and was allocated to accrued estimated closing costs for the three months ended January 31, 1995. Interest expense of Radnet was primarily attributable to equipment financing and lines of credit charges. Interest of PHS was primarily attributable to the bond debentures.

For the three months ended January 31, 1996 and 1995, the Company had net losses from continuing operations of $(163,944) and $(3,236,297), respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

------------------------------------------------------------------------------




Liquidity and Capital Resources

Cash decreased for the three months ended January 31, 1996 and 1995 by $2,595,546 and $2,543,778, respectively. Cash utilized for investing activities for the three months ended January 31,1996 and 1995 was $178,236 and $1,121,250, respectively. For the three months ended January 31, 1995, the Company acquired the remaining interests in Lancaster Radiology Medical Group, Antelope Valley MRI and Santa Clarita Imaging Center. In addition, the Company acquired Women's Diagnostics Medical Group and merged its operation with the Tower division in fiscal 1995. Cash utilized for financing activities for the three months ended January 31, 1996 and 1995 was $17,626 and $1,282,708, respectively. For the three months ended January 31, 1995, the Company paid $500,000 on a stockholder note payable and advanced $504,316 to CareAdvantage. For the three months ended January 31, 1996, approximately $1,940,374 was made in debt and lease payments and approximately $1,972,748 was advanced from short-term borrowings.

At January 31, 1996, the Company had a net working capital deficit of $8,356,133 as compared to a working capital deficit of $1,362,144 at January 31, 1995, a decrease of $6,994,009. A primary reason for the decease over this annual period was the reclassification of approximately $5,200,000 of notes payable as current debt on which the Company has suspended making payments and is in negotiation with an outside lendor. In addition, $765,000 in notes payable was reclassified as current because the Company is retiring the note in February 1996, generating a gain on early extinguishment of approximately $181K. Also, the Company assumed approximately $1 million in additional liabilities with the FDI acquisition in November of 1995.

Radnet's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $24,400,000, $7,750,000, $7,500,000, $5,300,000 and
$3,400,000. The January 31, 1996 lines of credit balances are approximately $7,950,000. Interest expense for the next five years, included in the above payments will be approximately $3,900,000, $1,950,000, $1,400,000, $825,000 and
$550,000, respectively. In addition, Radnet and FDI have noncancelable operating leases for use of its facilities and certain medical equipment which will average approximately $3,330,000 in annual payments over the next five years. The Company has committed to expenditures of at least $1,250,000 over the next year to develop a centralized scheduling, transcription, billing and collection system. The major supplier of equipment to the Company has agreed to provide financing for substantially all of the project.

The Company acquired Future Diagnostics, Inc. in November 1995 for approximately $3,200,000 in notes [approximately $2.2 million] and assumed assets and liabilities [approximately $1 million]. The first two note payments aggregating approximately $945,000 were paid in the three months ended January 31, 1996. Four quarterly payments of $50,000 will commence February 29, 1996, followed by eight quarterly payments of $75,000, four quarterly payments of $100,000 and a final lump-sum payment of $200,000 on December 31, 1999.

The  Company   estimates   interest  payments  on  its  bond  debentures  to  be
approximately $2,584,100 for fiscal 1996. The January 1st payment of $646,025 was already paid, with remaining quarterly payments due on April 1, July 1 and October 1, 1996.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------

------------------------------------------------------------------------------






Liquidity and Capital Resources [Continued]

Radnet's working capital needs are currently provided under two lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $7,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender hold a first lien on substantially all of Radnet's [Beverly Radiology's] assets to secure repayment under this line of credit. At January 31, 1996, approximately $6,100,000 was outstanding under this line. A second line of credit was obtained December 1997 subsequent to the acquisition of Tower Imaging Corp. Under this agreement due in December 1997, the Company may borrow the lessor of 75% of the eligible accounts receivable, $4,000,000, or the prior 120-days' cash collections. Borrowings under this line are repayable with interest at an annual rate of the bank's prime rate plus 3-1/2%. The credit line is collateralized by approximately 80% of the Tower division's [Radnet Sub, Inc.] accounts receivable. At January 31, 1996, approximately $1,850,000 was outstanding under this line.

FDI's working capital needs will be provided under a third line of credit. The division will be able to borrow up to 80% of the net collectible value of its eligible commercial insurance and workers's compensation receivables, $1,000,000, or the prior 60-days' cash collections. As of January 31, 1996, $-0-has been borrowed under this line.

In connection with ceasing operations at certain of the Radnet imaging centers, lawsuits have been filed against the Radnet subsidiary by lessors of the properties for past due rent, future rent and damages to the properties plus other costs. The aggregate monthly rentals through the terms of each of the related leases approximates $2,500,000. The Radnet subsidiary has and will assert defenses to each of these lawsuits; however, no assurances can be given that any of these suits will settle or as to the amount of damages, if any, Radnet will incur. Radnet accrued approximately $1,250,000 for past due rent and legal costs of which $60,000 of the reserve was utilized in the three months ended January 31, 1996 for legal services.

Item 6:  Exhibits and Reports on Form 8-K

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 1.   Legal Proceeding

Second Consolidated Class Action

The Company is a defendant in a class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation" [No. 93 CV 1150]. pursuant to a Second Amended and Consolidated Class Action Complaint [the "Second Consolidated Complaint"].

In the Second Consolidated Complaint, the plaintiff identified certain "control" companies including among others, the Company, two publicly owned corporations in which the Company previously owned equity interests, namely ImmunoTherapeutics, Inc. and Digital Products Corporation, and another publicly owned corporation, Site-Based Media, Inc. ["Site"] and alleged that the defendants [including the Company, the Company's former principal stockholder, an entity allegedly controlled by such principal stockholder, the underwriter of the company's December 1992 and June 1993 public offerings, such underwriter's parent company, such parent company's chairman and president, an individual, another broker-dealer and its president and Site], violated the federal securities laws and the Racketeer Influenced Corrupt organizations ["RICO"] Act by initiating and/or joining in a conspiracy and course of conduct designed to manipulate and artificially inflate the market prices of the stocks of the various "control" companies in order to permit the defendants to sell "large" amounts of the "control" companies' securities to the public at manipulated prices and reap "huge" profits. The Second Consolidated Complaint claims damages as well as punitive damages [including a trebling of damages pursuant to the RICO statute], interest, attorneys' fees and costs, all of which are unspecified in amount.

Management has contended that the Company was not a party to any conspiracy and did not engage in the illegal course of conduct alleged in the Second Consolidated Complaint. Although management believes this lawsuit is totally without merit with regard to the Company, the Company has incurred significant amounts of legal expense in defending against this lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. Therefore, in order to avoid further expense, the loss of executive time and inconvenience and to dispose of this expensive, burdensome and protracted litigation, on February 29, 1996 the Company through its attorneys executed a settlement Memorandum with the Class Action Plaintiffs
[executed by counsel for the Class Action Plaintiffs]. Pursuant to the Settlement Memorandum, and in full settlement of the class action with regard to the Company, its officers, directors, employees and agents [excluding allegations against such persons, if any, when operating not in such capacities but in some other capacity in connection with the conspiracy theory of the Second Consolidated Complaint], the company agreed to pay the sum of $240,000 into an escrow fund for the benefit of the certified class [of which $40,000 would be held in a separate escrow to cover attorneys costs, if required, in connection with possible future depositions of the Company's officers, directors and previously subpoenaed former officers or directors or employees]. Any amount not so expended will be returned to the main escrow fund. The Company paid the $240,000 into the escrow fund on March 5, 1996. The Settlement Memorandum requires completion of a formal settlement agreement between the Company and the class and presentation of same to the Court during the month of March 1996. In the event the proposed settlement is approved by the Court, it will be submitted to members of the class who will be provided with an opportunity to accept or reject same at a Court hearing to be held at a future date. No assurances can be given that the settlement will be approved by the Court or by the class members.

Item 6:  Exhibits and Reports on Form 8-K

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
------------------------------------------------------------------------------




Los Angeles District Attorney Investigation

The Company had previously announced that the Los Angeles District Attorney's office was conducting an investigation related to the Company and its subsidiaries and had conducted a search of the premises of the Company and its Primedex and Radnet subsidiaries pursuant to a sealed affidavit which management has been unable to examine but which the company was advised, alleged violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. On March 19, 1996, the Company issued a press release announcing that the Office of the Los Angeles District Attorney had confirmed that it is not investigating current management or present business activities of Primedex Health Systems, Inc. or those of its operating subsidiaries including Radnet. The District Attorneys' office is continuing to investigate the activities of certain individuals who were part of management of a Company subsidiary, Primedex Corporation, prior to October 1993, That particular subsidiary has ceased all business operations. The Workers' Compensation Fraud Division of the Los Angeles District Attorney's Office approved the text of the Company's press release.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SIGNATURES
------------------------------------------------------------------------------




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Primedex Health Systems, Inc, and Affiliates
                                    [Registrant]





March 21, 1996                     By:
                                   Herm Rosenman, President, Principal Executive
                                       Officer and Director





                                    By:
                                     Howard G. Berger, M.D. Principal Financial
                                       Officer and Director

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SIGNATURES
------------------------------------------------------------------------------




            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Primedex Health Systems, Inc, and Affiliates
                                    [Registrant]



March 21, 1996                     By:/s/ Herm Rosenman
                                   Herm Rosenman, President, Principal Executive
                                     Officer and Director






                                    By:/s/ Howard G. Berger
                                     Howard G. Berger, M.D. Principal Financial
                                      Officer and Director