Form 10-K
period 1995-12-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1996-04-03
CIK 790526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    ---------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year
ended October 31, 1995                           Commission File Number 0-19019
      ----------------                                                  -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               New York                                         13-33326724
      (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                        Identification No.)

          1516 Cotner Avenue
       Los Angeles, California                                     90025
    (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:     (310) 478-7808

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes   X      No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,465,000 on December 29, 1995 based upon the mean between the closing bid and closing ask price for the common stock in the over-the-counter market on said date.

The number of shares of the registrant's common stock outstanding on December 29, 1995 was 39,230,260 shares.

                                        Documents Incorporated by Reference

The information required by Part III of this Report (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's proxy statement to be issued in connection with its 1995 Annual Meeting of Stockholders or from an amendment on Form 8 to this Report which proxy statement or amendment will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1995.

                                             PRIMEDEX HEALTH SYSTEMS, INC.

                                                        PART I


Item 1.       Business

       (a) Primedex Health Systems, Inc. ("PHS" or the "Company") is a New York corporation organized in 1985 and principally engaged through a wholly-owned subsidiary, RadNet Management, Inc.
("RadNet"), in the healthcare services industry.

       RadNet, acquired in June 1992 (as of April 30, 1992), directly and through its wholly-owned RadNet Sub, Inc. subsidiary ("RadNet Sub"), owns and operates 17 medical imaging centers and is a joint venture partner in two other imaging centers. Four of the centers, comprising the Tower Division, which are located in Beverly Hills and its environs, are owned and operated by RadNet Sub. Thirteen of the imaging centers (including the four Tower Division centers) are located in southern California with the remaining six centers located in northern California. At the wholly-owned centers, RadNet provides the imaging center facilities and equipment as well as all non-medical operational, management, financial and administrative services. At the joint ventured centers, RadNet performs non-medical management services. At all 19 centers, the medical services and medical supervision are provided by various independent physicians and physician groups (except that at seven of the Los Angeles area centers, the medical services are provided by Beverly Radiology Medical Group ("BRMG"), a partnership of two physicians who are each beneficial owners of more than 5% of the Company's common stock). One of the physicians is also chief financial officer and a director of PHS and chairman of RadNet.). As compensation for its management and other services at the various centers, RadNet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, RadNet, in addition to a management fee, also shares in joint venture net income after deduction of all expenses including amounts paid for medical services and supervision. See "Item 1(c) Narrative Description of Business - RadNet."

       In December 1993, the Company purchased all of the outstanding capital stock of Advantage Health Systems, Inc. ("AHS"), a newly organized corporation formed to engage in providing medical/surgical utilization review services for health insurers and other health service organizations. AHS subsequently was merged into CareAdvantage Health Systems, Inc. ("CAHS"), a wholly-owned subsidiary of CareAdvantage, Inc. ("CareAd"). CareAd was organized as a wholly-owned subsidiary of PHS to acquire all of the issued and outstanding common stock of CAHS. On October 28, 1994 pursuant to a planned separation of PHS and CareAd, the PHS Board of Directors divested PHS of ownership of approximately 96% of the outstanding CareAd common stock by declaration of a dividend of 40,026,510 shares of CareAd common stock payable on a share for share basis to the shareholders of PHS common stock. During fiscal 1995, the Company made a number of cash advances to CareAd as capital contributions and in April 1995, consummated a Separation Agreement with CareAd, in connection with which, the Company's principal executive offices were moved from Newark, New Jersey to Los Angeles, California, Robert T. Caruso resigned as president and chief executive officer and Herman Rosenman was elected to succeed him. See "Business - Developments Since the Beginning of the Last Fiscal Year."

       On June 5, 1995, Howard G. Berger, an executive officer and a director of the Company, chairman of RadNet and one of the two owners of BRMG, purchased 10,000,000 shares of the Company's common stock from the Company's then principal stockholder, thereby becoming the Company's principal stockholder. See "Business - Developments Since the Beginning of the Last Fiscal Year."

       The Company's wholly-owned Primedex Corporation subsidiary ("Primedex") acquired in February 1992, provided management, administrative and financial services to four medical corporations (the "Medical Corporations") which operated eight medical clinics in the greater Los Angeles area providing medical/legal evaluation services and medical services to workers' compensation claimants under the California workers' compensation system. Primedex provided the Medical Corporations with the clinic facilities necessary for providing the medical services and also provided management services and administration of all of the non-medical functions and services relating to the operation of the medical practice at the clinics in exchange for which Primedex was paid a management fee based upon medical practice billings as received. Due to changes in the California workers' compensation system including the enactment by the California State Legislature in July 1993 of new legislation making significant changes to the system, the Company announced on July 29, 1993 that Primedex would phase out its workers' compensation business. At October 1, 1993, all eight medical clinics had been closed and at December 31, 1994, Primedex's work force had been reduced to approximately 55 employees who were primarily engaged in collection of receivables. On August 4, 1995, Primedex sold the bulk of its portfolio of receivables to an unaffiliated third party. See "Business - Developments Since the Beginning of the Last Fiscal Year."

       In November  1995,  the Company  through a newly  organized  wholly-owned subsidiary, RadNet Managed Imaging Services, Inc. ("RMIS") acquired the outstanding capital stock of Future Diagnostics, Inc. ("FDI") enabling RMIS to succeed to the bulk of FDI's business operations in California. FDI had been arranging for the provision of imaging services for large payors (such as large employers and insurance carriers) through an approximately 200 imaging center network in California and had also been providing related utilization review and quality assurance services. See "Business - Developments Since the Beginning of the Last Fiscal Year."

       The Company also owns a minority equity interest in Viromedics, Inc. ("VMI"), a privately owned New York based company holding certain residual rights in the attempted development of a procedure to provide a composition for preventing infection by the HIV virus (which causes Acquired Immune Deficiency Syndrome ("AIDS")) or by the hepatitis virus.

       As used herein, the term the "Company" includes PHS and its RadNet and RMIS subsidiaries, as well as RadNet's RadNet Sub subsidiary and RMIS' FDI subsidiary, unless the context otherwise requires. PHS' executive offices are now located at 1516 Cotner Avenue, Los Angeles, California 90025 where its telephone number is (310) 478-7808.

Developments Since the Beginning of the Last Fiscal Year

       Effective November 1, 1994, RadNet acquired the remaining 50% joint venture interest in the Lancaster Radiology Medical Group Joint Venture from its joint venture partner, Lancaster Radiology Medical Group L.P. after such partner executed its "buy-out" option requiring RadNet to make a cash "buy-out" of its interest in the joint venture. The "buy-out" purchase price was $872,194 of which $436,096 was paid upon closing, the balance being payable in 26 consecutive quarterly installments of principal in the amount of $16,773 through December 1997 together with interest at the rate of 10% per annum.

       Effective January 1, 1995, the Company settled the lawsuit brought against RadNet by Antelope Valley MRI, L.P. ("Antelope Valley") concerning the "buy-out" option previously granted to Antelope Valley by RadNet enabling Antelope Valley to require RadNet to purchase the remaining 50% joint venture interest in the Antelope Valley Imaging Joint Venture. In the lawsuit, Antelope Valley contended that the correct "buy-out" price was not less than $2,787,545 and RadNet contended that the correct "buy-out" price was no more than $1,355,000 assuming Antelope Valley's "buy-out" option was valid. In January 1995, the parties settled this lawsuit and agreed to a "buy-out" price of $1,700,000 of which RadNet paid $400,000 upon closing. Of the $1,300,000 balance, an aggregate $300,000 was payable in four quarterly installments in calendar 1995 with interest at the rate of 8% per annum and the balance is payable commencing January 1, 1996 in 16 quarterly installments of principal through October 1, 1999.

       On January 4, 1995 (effective January 1, 1995), RadNet purchased all of the assets of the Women's Diagnostic Imaging Center in Beverly Hills for a $200,000 lump sum payment. All of the purchase price was paid to acquire the 50% interest owned by a group of unrelated limited partners except for a nominal amount ($1) paid to acquire the remaining 50% interest owned by Drs. Howard Berger and Michael Krane, principal stockholders of the Company and the sole partners of BRMG. After the purchase, the Women's Diagnostic Imaging Center was merged into RadNet's Tower Division.

       CareAd through its wholly-owned CAHS subsidiary is engaged in providing health care cost containment services. These services include utilization review and case management designed to enable health care insurers and other health care service organizations to reduce the costs of medical services provided to their subscribers without reducing the quality of service. To date, CareAd's services have been provided to the statewide Blue Cross/Blue Shield health service organizations of Rhode Island, Maine and New Jersey. CareAd management advised that certain customers and potential vendors indicated that their contracts with CareAd would be dependent upon a separation of CareAd from PHS. This position was based upon their concerns regarding the pending criminal investigation being conducted by the Los Angeles District Attorney's office, on the pending class action litigation against PHS (among other defendants), and on a lawsuit initiated by the Securities and Exchange Commission against PHS' then principal stockholder, Robert E. Brennan, alleging violations of the federal securities laws in various matters unrelated to PHS or CareAd. See "Item 3 - Legal Proceedings" herein.

       In order to satisfy the requirements of CareAd's key customers and vendors and to separate CareAd from PHS, the PHS Board of Directors on October 28, 1994, declared a dividend of 40,026,510 shares of CareAd Common Stock for shareholders of record of PHS Common Stock at the close of business on November 7, 1994 (the "Dividend Record Date"). On October 31, 1994, a certificate for the 40,026,510 shares of CareAd Common Stock was deposited by PHS with Midlantic Bank, N.A. as Deposit Agent to hold for the benefit of the holders of the PHS Common Stock on the Dividend Record Date and for those subsequent transferees who acquire such PHS Common Stock thereafter, until the Distribution of such shares. Pursuant to the terms of the Deposit Agreement, the deposited CareAd Common Stock was to be distributed upon registration of the shares under the Securities Act of 1933 (the "Securities Act") or at such time as an applicable exemption from registration became available, provided that if the Distribution could not be effected, the Deposit Agent was required to dispose of the deposited CareAd Common Stock for the benefit of the intended Distributees.

       In February 1995, CareAd filed a registration statement on Form S-1 (File No. 33-89176) with the Securities and Exchange Commission (the "Commission") to register the shares to be distributed as a dividend. On June 12, 1995, the registration statement was declared effective and the distribution of the 40,026,510 dividend shares was made promptly thereafter to the PHS stockholders on the basis of one share of CareAd Common Stock being distributed for each share of PHS common stock held. PHS retained an additional 1,700,000 shares of CareAd Common Stock so that upon completion of the distribution, there were 41,726,510 shares of CareAd Common Stock outstanding.

       CareAd, its wholly-owned CAHS subsidiary and CAHS' predecessor entity, AHS, had relied on PHS for working capital and other required financial support since the December 1993 acquisition by PHS of AHS through October 31, 1994. PHS had agreed to make a total of $7,000,000 in working capital advances to CareAd and its affiliated entities (of which $6,803,435 in cash advances had been made at October 31, 1994) and had agreed to capitalize such advances. Since such date, CareAd has been responsible for paying its own expenses. CareAd had also relied on PHS for management and financial administrative assistance. On January 31, 1995, PHS and CareAd executed a separation agreement (the "First Separation Agreement") hereinafter described concerning additional financial support to be provided by PHS, the transfer of certain PHS senior management to CareAd and the disposition of the 1,700,000 shares of CareAd Common Stock to be retained by PHS after the Distribution.

       Pursuant to the First Separation Agreement, PHS which had previously agreed to capitalize its $7,000,000 of cash advances made to or in behalf of CareAd, agreed to advance an additional $3,500,000 (the "Additional Cash Payments") to CareAd as a capital contribution and further agreed to use its best efforts to obtain a $3,000,000 credit line from a financial institution for or provide such line of credit to CareAd to the extent required in connection with a proposed joint venture transaction expected to be entered into by CareAd.

       In consideration for PHS' agreements concerning the Additional Cash Payments and the credit line, CareAd agreed to deliver releases to PHS from any and all obligations (including contractual commitments, employment and option agreements and guarantees) other than certain obligations of indemnification by PHS, from four members of PHS, CareAd and CAHS' senior management, John J. Petillo, Robert T. Caruso, Paul G. Shoffeitt and John T. Lincoln. To the extent CareAd was unable to deliver such release from any of the four individuals, the aggregate and monthly amounts of the Additional Advances as well as any excess cash otherwise required to be applied to any unfunded amounts under the credit line would be reduced in an amount equal to the additional amounts PHS was required to pay to such individual subsequent to October 31, 1994 except that with regard to Mr. Caruso, reductions would only be made for amounts paid to him by PHS after he was relieved of his executive responsibilities at PHS.

       Concerning the 1,700,000 shares of CareAd Common Stock (the "Retained Shares") retained by PHS after the Distribution, PHS agreed to file for a registered exchange offer under the Securities Act with the Commission within twelve months after the Distribution, offering the holders of the outstanding PHS Debentures the right to exchange the Debentures for the Retained Shares. The exchange package could also include other consideration. CareAd also agreed within twelve months after the completion of the exchange offer and subject to certain conditions, to file a registration statement under the Securities Act with the Commission registering any of the Retained Shares not distributed in the exchange offering (the "Remaining Shares") for public offer and sale by PHS for PHS' own account, and PHS agreed to sell such shares at such time. PHS agreed that CareAd's Board of Directors would hold all voting rights with respect to the Retained Shares until transfer of any such shares pursuant to the exchange offer, and thereafter, would continue to hold all voting rights with respect to the Remaining Shares until public sale of such shares.

       On April 24, 1995, PHS executed a second separation agreement (the "Second Separation Agreement") with CareAd which modified the terms of the First Separation Agreement. Pursuant to the Second Separation Agreement, in addition to the approximately $7,000,000 of working capital advances it had made to CareAd through October 31, 1994, PHS agreed to advance an additional $2,700,000 in cash payments (the "Additional Advances") to CareAd as a capital contribution (instead of the $3,500,000 in Additional Cash Payments which it had agreed to advance in the First Separation Agreement) and agreed to release CareAd from an obligation to repay approximately $235,800 of certain other amounts advanced by PHS. PHS paid $1,000,000 of the Additional Advances to CareAd on April 24, 1995 and agreed to pay the $1,700,000 balance on May 24, 1995 to the extent of available funds, or if funds were unavailable to pay the $1,700,000 balance at such time, to pay such balance in four consecutive monthly installments of $425,000 without interest commencing on May 24, 1995. PHS agreed that if it did not pay the entire $1,700,000 balance on May 24, 1995, it would provide CareAd with a security interest in its Primedex subsidiary's workers' compensation receivables to secure payment of the balance of the Additional Advances (subordinated only to the right to one year of interest payments on a revolving basis of the holders of PHS' outstanding 10% Series A Convertible Subordinated Debentures due 2003 (the "PHS Debentures")). At April 28, 1995, annual interest on the PHS Debentures aggregated $2,587,500. The Second Separation Agreement also provided (in lieu of the requirement that PHS obtain a $3,000,000 line of credit for CareAd), that in the event PHS or Primedex consummated a bank loan for proceeds of at least $2,700,000 or consummated a sale of the bulk of Primedex's workers' compensation receivables, any outstanding balance owed to CareAd with respect to the Additional Advances would be paid by PMDX to CareAd within five business days thereafter. The parties agreed that after payment of the Additional Advances, no further capital contributions or advances would be made by PHS to CareAd.

       The Second Separation Agreement limited any requirement of PHS to pay the $1,700,000 balance of the Additional Advances (even after a $2,700,000 bank loan or a sale of the bulk of Primedex's workers' compensation receivables) unless after paying such balance or any installment thereof, PHS together with its Primedex subsidiary has in cash and/or cash equivalents, an amount equal to one year of interest payments with respect to the outstanding PHS Debentures. The Second Separation Agreement also provided that with respect to future monthly collections of Primedex's workers' compensation receivables (expected to fund the outstanding $1,700,000 balance of the Additional Advances), PHS after deducting the direct costs of collection of same, was required to segregate in each such month, an amount equal to 1/12 of the annual interest payable with respect to the outstanding PHS Debentures prior to paying any balance of the Additional Advances.

       On July 24, 1995 at a time when PHS had paid $1,425,000 of the Additional Advances leaving an outstanding balance of $1,275,000, CareAd accepted a $1,000,000 lump sum payment from PHS in settlement of the balance.

       In consideration for PHS' agreements concerning the Additional Advances, CareAd agreed to deliver releases of PHS, its affiliated entities, its officers and directors (the "Releasees") from any and all obligations (including contractual commitments, employment and option agreements and guarantees) other than certain obligations of indemnification by PHS, from the said four members of PHS, CareAd and CAHS' senior management, namely John J. Petillo, Robert T. Caruso, Paul G. Shoffeitt and John T. Lincoln and to the extent it was unable to deliver any such release, to indemnify each of the Releasees from any and all liabilities and damages attributable to claims asserted by any such individual who failed to deliver such release at the April 24, 1995 Closing. At the Closing, CareAd delivered the releases of

Dr. Petillo and Mr. Caruso but as it was unable to obtain the required releases from Dr. Shoffeitt (other than his previously delivered release of PHS from its guarantee of the salary payable under his employment contract) and Mr. Lincoln, it delivered an indemnification agreement with respect to any claims which Dr. Shoffeitt and Mr. Lincoln might assert against the Releasees. The four individuals had employment contracts directly with or guaranteed by PHS providing for aggregate annual base compensation of $1,738,000, expiring at various times in calendar years 1996 and 1997.

       In connection with the April 1995 closing of the Second Separation Agreement, Robert T. Caruso resigned as president, chief executive officer, a director and an employee of PHS and was retained by PHS as a consultant for an 18-month term at a monthly consulting fee of $38,333. (In October 1995, PHS bought out the balance of Mr. Caruso's consulting contract for a $455,000 lump sum payment.) Herman Rosenman, president of RadNet, was elected at such time to succeed Mr. Caruso as president and chief executive officer of PHS. Subsequent to the closing of the Second Separation Agreement, during May 1995, Andrew C. Alson, Roger Barnett, Roger A. Bodman and Peter W. Rodino, Jr. resigned as directors of PHS. The three remaining directors at the time, Howard G. Berger, Wilfredo Caraballo and Herman Rosenman, continue to serve as the sole directors of PHS at the present time.

       Concerning the 1,700,000 shares of CareAd Common Stock (the "Retained Shares") to be retained by PHS after the Distribution, pursuant to the Second Separation Agreement, PHS agreed to file for a registered exchange offer under the Securities Act with the Commission within 18 months after the Distribution, offering the holders of the PHS Debentures the right to exchange the Debentures for the Retained Shares. The exchange package, which has not yet been determined, may also include other consideration. CareAd has agreed within 18 months after the completion of the exchange offer and subject to certain conditions, to file a registration statement under the Securities Act with the Commission registering any of the Retained Shares not distributed in the exchange offering (the "Remaining Shares") for public offer and sale by PHS for PHS' own account, and PHS has agreed to sell such shares at such time. PHS agreed that CareAd's Board of Directors will hold all voting rights with respect to the Retained Shares until transfer of any such shares pursuant to the exchange offer, and thereafter, will continue to hold all voting rights with respect to the Remaining Shares until the earlier of public sale of such shares or April 21, 2005.

       On June 5, 1995, Howard G. Berger, chief financial officer and a director of PHS and chairman of RadNet consummated the purchase of 10,000,000 shares of PHS' common stock from Robert E. Brennan, PHS' then principal shareholder. In connection with the purchase, John J. Petillo, the former chairman as well as the former chief executive officer of PHS, waived his rights to vote the shares pursuant to an irrevocable proxy previously granted by Mr. Brennan. The purchase price for the shares was $.14 per share or $1,400,000 in the aggregate consisting of (a) a $300,000 cash payment paid by Dr. Berger using personal funds, (b) Dr. Berger's five-year 8% promissory note in the principal amount of $700,000, and (c) the assignment by Dr. Berger of rights to receive 2,466,228 shares of CareAd Common Stock upon the Distribution of same. Mr. Brennan also has the right to receive additional payments based upon future market prices for PHS' common stock equal to 25% of the difference between the market price for the shares sold and the initial $.14 purchase price per share, payable at various times over a nine-year period. As Dr. Berger was granted the right to make "additional payments" in cash or in shares of PHS' common stock (or combinations thereof), Mr. Brennan was granted certain rights to register any stock so transferred to him as additional payments under the Securities Act of 1933, at PHS' expense, so as to permit the public offer and sale of such shares.

              As a result of the purchase, Dr. Berger is the beneficial owner of 12,747,478 shares representing approximately 32% of PHS' common stock. By virtue of his stock ownership and the fact that he is a director and an executive officer of PHS and chairman of RadNet, Dr. Berger may be deemed the controlling person of PHS.

              On August 4, 1995 (the "Closing Date") pursuant to a Medical Receivables Purchase and Sale Agreement dated as of July 31, 1995 (the "Agreement"), Primedex sold the bulk of its workers' compensation portfolio of medical receivables (the "Portfolio") to an unaffiliated third party, Bristol A/R Inc. ("Bristol") for a cash purchase price of $9,448,061 paid in full on the Closing Date. The purchase price was established in arms-length negotiations between management of both companies and represented 19% of the face amount of the Portfolio of receivables being sold. At July 31, 1995 after allowances for doubtful accounts, the net carrying value of the Portfolio as stated on Primedex's financial statements was approximately $22,000,000. The sale was made to Bristol without recourse to Primedex except in the event of breach of Primedex's representations and warranties concerning the Portfolio made pursuant to the Agreement. The bulk of such representations and warranties concerning the Portfolio were made "to the best of Seller's knowledge after reasonable inquiry and investigation." Primedex agreed to indemnify Bristol for any damages suffered based upon any misrepresentation or breach of warranty concerning the Portfolio. However, with respect to the pending investigations of Primedex's operations by the Los Angeles District Attorney's Office and by other governmental agencies, such indemnification is limited to damages arising from any indictment and conviction for criminal violations of the matters under investigation. Primedex's obligations to Bristol have been guaranteed by PHS and by RadNet.

       In November 1995, RMIS acquired all of the outstanding capital stock of FDI and thereby succeeded to the bulk of FDI's business operations in California. FDI had been engaged in arranging for the provision of imaging services for large payors (such as large employers and insurance carriers) through an approximately 200 imaging center network in California and had also been providing related utilization review and quality assurance services. The assets acquired included an assignment of FDI's office space lease for the premises at 6380 Wilshire Boulevard in Los Angeles, certain equipment and FDI's diagnostic imaging contract network, including provider contracts, payor contracts and all other assets utilized by FDI in the operation of its network. In connection with the acquisition, RMIS assumed approximately $855,000 of FDI liabilities and in addition agreed to pay an aggregate $2,345,000 to the Sellers. RMIS paid $105,000 to the Sellers at the closing and an additional $840,000 on January 2, 1996. The balance is payable in four quarterly installments of $50,000 each over the first succeeding year, eight quarterly installments of $75,000 each over the second and third succeeding years, four quarterly installments of $100,000 each over the fourth succeeding year with a final balloon payment of $200,000 on December 31, 1999.

       At November 1, 1994, PHS owned 1,150,001 shares representing approximately 19% of the outstanding common stock of ImmunoTherapeutics, Inc. ("ITI"), a publicly owned Minnesota based medical research company in the development stage, engaged in research and development of certain compounds intended to be used as immunopharmaceutical agents for the treatment of human cancer. PHS had previously granted Gerald Vosika, the chief executive officer of ITI, an option expiring on December 31, 2003 to purchase 575,000 of the ITI shares owned by PHS at a purchase price of $3.00 per share and also granted Dr. Vosika a proxy during the option term to vote such shares. On December 4, 1995, PHS completed the sale back to ITI of said 1,150,001 shares of ITI common stock at a sales price of $0.125 per share or $143,750.12 in the aggregate. PHS has no present plans or intentions to purchase any additional shares of ITI common stock.

       During December 1995, PHS repurchased an aggregate 1,000,000 shares of its outstanding common stock for an aggregate $321,720 in open market purchases from unaffiliated third parties. In January 1996, PHS repurchased an additional 50,000 shares for $16,002 in similar transactions.

       (b) Financial Information About Industry Segments

       The Company is principally engaged in only one industry segment, the healthcare services industry.

       (c) Narrative Description of Business

General

       Primedex Health Systems, Inc. ("PHS" or the "Company") is principally engaged through a wholly-owned subsidiary, RadNet Management, Inc. ("RadNet"), and through RadNet's wholly-owned subsidiary, RadNet Sub, Inc. ("RadNet Sub") in the healthcare services industry in California. Substantially all of PHS' operating revenues in fiscal 1995 are attributable to the operations of RadNet (acquired as of April 30, 1992) and RadNet Sub. PHS through its wholly-owned subsidiary, RadNet Managed Imaging Services, Inc. ("RMIS") has been engaged since November 1995 in arranging for the provision of imaging services for large payors and in providing related utilization review and quality assurance services. PHS also owns approximately 4% of the outstanding capital stock of CareAdvantage, Inc. ("CareAd"), the successor in interest through its CAHS' subsidiary to the business of Advantage Health Systems, Inc. acquired in December 1993. CAHS is currently engaged in providing medical/surgical utilization review and case management services for health insurers and other health service organizations. PHS also owns approximately 19% of the outstanding stock of Viromedics, Inc.

("VMI"), a privately owned New York based medical research company in the development stage. PHS acquired its interests in VMI in November, 1990.

                                                        RADNET

       RadNet, acquired in June 1992 (as of April 30, 1992), directly and through RadNet Sub, owns and operates 17 medical imaging centers and is a joint venture partner in two other imaging centers. Thirteen of the imaging centers are located in southern California with the remaining six centers located in northern California.

Medical Services

       At its 17 wholly-owned imaging centers, RadNet supplies the imaging center facilities and equipment as well as all non-medical operational, management, financial and administrative services. At the joint ventured centers, RadNet performs non-medical management services. At all 19 centers, the medical services and medical supervision are provided by various independent physicians and physician groups (except that at seven of the Los Angeles area centers, the medical services are provided by an affiliated medical group,
BRMG). As compensation for its management and other services at the wholly-owned centers, RadNet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, RadNet receives a management fee and also shares in joint venture net income after deduction of all expenses including amounts paid for medical services and supervision.

       The following are the principal medical diagnostic procedures performed on patients at the various imaging centers owned or managed by RadNet. The patient is normally referred to the center for such diagnostic procedures by his or her treatment physician who may be independent or may be affiliated with an Independent Physician Association ("IPA"), a Health Maintenance Organization ("HMO"), a Preferred Provider Organization ("PPO"), or a similar organization who has contracted for such services. See "Marketing" herein. Not all of such procedures are performed at each center.

       Computed Axial Tomography (CT) - CT is 100 times more sensitive than conventional x-ray. It is used to see inside any of the body's organs, including the brain, to detect disease and damage. CT focuses an x-ray on a specific plane of the body, processes the image by computer, and constructs a picture on a monitor, and later on film. Tissues of various density appear as different shades of gray, bone (the most dense) as white, and air and fluid as black. The procedure is painless and takes about one-half hour per study; more than one study is often ordered on each patient. The patient simply lies on a special, monitored table which is guided into the scanner. Some CT studies involve the use of an injected contrast agent to better visualize anatomy and pathology. RadNet primarily uses non-ionic CT contrast agents to minimize contrast reactions. A CT system costs in the range of approximately $500,000 to $1,000,000.

       Diagnostic Radiology - X-ray services; diagnostic tests employing x-ray radiation on two planes; includes fluoroscopy and endoscopy.

       Magnetic Resonance Imaging (MRI) - Diagnostic imaging based on magnetism rather than radiation or conventional x-ray. MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications: MRI is painless, requiring only that the patient lie still on a motorized table that slides into a long cylinder. On some MRI studies, an injected contrast agent is used, and some require the use of special "coils," permitting highly accurate scanning of a particular part of the body. MRIs are the most expensive pieces of equipment at RadNet imaging centers costing between $1,500,000 and $2,000,0000.

       Mammography - Provides an x-ray picture of the breast, and is used to detect tumors and cysts, and to help differentiate between benign and malignant tumors.

       Nuclear Medicine - Involves the use of a small amount of radioactive material and is used to obtain information about the anatomy and functioning of various organs. Nuclear medicine is based on the principle that organs absorb or concentrate scientific minerals or hormones. These substances are not visualized on conventional x-ray, but if they are made radioactive by the addition of a radioisotope, they can be seen. If an organ is not functioning properly, too little or too much of the substance will be taken up or concentrated in some parts of the organ, but not other parts. The organ will thus appear different on a screen. The amount of radiation is extremely low, and the isotope usually disappears from the body within a day or less.

       Ultrasound - A painless imaging technique that uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in looking at soft tissue that does not x-ray well. Ultrasound is used in pregnancy to avoid x-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications.

Imaging Centers

       All of the imaging centers owned or managed by RadNet are located in leased facilities with the exception of the La Habra joint venture imaging center where the joint venture owns the building in which the center is located, subject to a land lease, and the Northridge imaging center where RadNet owns the building and the land. Certain information with respect to RadNet's imaging centers is as follows:

                                                                                                        RadNet's
                                                                                       Annual            Percentage
                                              Date of                                  Rental            Interest in
                                            Acquisition            Approximate            for           Profits from
                                             of RadNet            Square Feet           Leased           Non-Medical
     Center - Wholly-Owned                   Interest               of Center           Facility          Services
 Tower Division:
   (Beverly Hills and Environs)
     Roxsan                                     1984                   8,143          $   205,000              100%
     120 East                                   1994                   5,350          $   277,000              100%
     444 San Vicente                            1994                   9,900          $   641,000              100%
     1 West/Women's                             1994                   4,600          $   290,000              100%
   Antelope Valley                              1992                   2,900          $    66,200              100%
   Lancaster                                    1992                   3,327          $   106,000              100%
   Northridge                                   1990                   7,500          $        --              100%
   Orange                                       1994                   4,200          $   114,000              100%
   Sacramento (DRI)(a)                          1993                   9,771          $   291,000              100%
   San Francisco                                1993                   3,380          $   105,000              100%
   Santa Clarita                                1992                   4,833          $    67,000              100%
   Santa Rosa                                   1992                   5,500          $   135,000              100%
   Stockton/Valley                              1993                   6,800          $   138,000              100%
   Tustin                                       1993                   5,300          $    96,000              100%
   Vacaville                                    1993                   1,743          $    36,000              100%
   Ventura                                      1992                   9,440          $   125,000              100%

Joint Ventures
   La Habra                                     1988                   2,500          $        --               50%
   Westchester                                  1991                   6,763          $   200,000               50%

Other Facilities
   RadNet
     (Corp. office)                             1990                  11,500          $   192,000
   Warehouses                                   various               21,622          $   199,000
   RMIS                                         1995                   6,046          $    87,000
- ----------

   (a) Includes two Sacramento locations.

   The following table indicates the principal diagnostic procedures available at each of the imaging centers in which RadNet has a management and/or ownership interest.

                                                                   Mammo-        Ultra-      Diagnostic     Nuclear
      Center                                   MRI       CT         graphy        sound        Radiology      Medicine
      ------                                   ---       --         ------        -----        ---------      --------
Wholly-Owned
- ------------

   Tower Division:
     Roxsan                                      *         *            *            *             *              *
     120 East                                              *                                       *              *
     444 San Vicente                             *         *                                       *
     1 West/Women's                                                     *            *
   Antelope Valley                               *
   Lancaster                                               *            *            *             *              *
   Northridge                                    *         *            *            *             *              *
   Orange                                        *         *            *            *             *
   Sacramento (DRI)                              *         *            *            *             *
   San Francisco                                           *            *
   Santa Clarita                                 *         *            *            *             *              *
   Santa Rosa                                              *
   Stockton/Valley                                         *            *            *             *              *
   Tustin                                        *         *            *            *             *              *
   Vacaville                                     *
   Ventura                                       *         *            *            *             *


Joint Ventures
   La Habra                                      *         *
   Westchester                                   *         *            *            *             *

- ----------
   *Indicates availability

RadNet's Management Services and Compensation

   RadNet has entered into Management Agreements with respect to its wholly-owned imaging centers with various physicians and physician groups (the "Physician Group"). Pursuant to the typical Management Agreement, RadNet makes available the imaging center facilities and all of the furniture, furnishings and medical equipment at such facilities for use by the Physician Group and the Physician Group is responsible for staffing the center with qualified medical personnel. In addition, RadNet provides management services and administration of the non-medical functions and services relating to the medical practice at the center including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billings and collections, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, advertising, marketing and promotional activities and the preparation and filing of all forms, reports and returns required in connection with unemployment insurance, workers' compensation insurance, disability, social security and similar laws. As compensation for the services furnished under the Management Agreement, RadNet is paid a Management Fee equal to an agreed percentage of the medical practice billings, as and when collected, fluctuating from 70% to 85% of such collections.

   At the two joint venture imaging centers, RadNet has entered into a Management Agreement to provide management, administrative and billing and collection services for a management fee approximating 8% of the gross monthly receipts received for services performed at the center. In addition, as a joint venture partner, RadNet is entitled to 50% of joint venture income after deduction of all expenses including amounts paid for medical services and medical supervision.

   At seven of the wholly-owned imaging centers (Antelope Valley, Lancaster, Northridge, Orange, Santa Clarita, Stockton and Ventura), the medical services including medical supervision are supplied by a partnership, Beverly Radiology Medical Group ("BRMG"). The sole partners of BRMG are Drs. Howard Berger and Michael Krane who are also principal stockholders of PHS. RadNet has a Management and Services Agreement with BRMG for a ten-year term until June 2002, terminable prior thereto at RadNet's election upon the occurrence of certain events including a change in BRMG's ownership such that Drs. Berger and Krane are no longer owners in the aggregate of at least 60% of the equity ownership of BRMG. As compensation for its services furnished under the Management and Service Agreement, BRMG has agreed to pay a Management Fee to RadNet equal to 79% of its medical practice billings at the seven centers, as and when collected.

Equipment

   The two most expensive types of diagnostic medical equipment found at the imaging centers owned or managed by RadNet are the MRI and the CT systems. As set forth in the chart under "RadNet Imaging Centers" above, fourteen centers provide MRI services and fourteen centers provide CT services. MRI systems generally cost between $1,500,000 and $2,000,000 and CT systems cost between $500,000 and $1,000,000. A majority of the MRI systems and CT systems at RadNet's imaging centers are manufactured by General Electric or Siemens. The acquisition of these systems as well as the acquisition of the other relatively expensive diagnostic medical equipment at the various imaging centers has been effected through various financing arrangements directly with the manufacturer involving the use of capital leases with purchase options at minimal prices at the end of the lease term, the issuance of long term installment notes and the use of operating leases with purchase options at substantial prices at the end of the lease term. At October 31, 1995, capital lease obligations totaled approximately $18,880,000 through October 31, 2001 including current installments totaling approximately $4,700,000. Also at October 31, 1995, installment notes payable totaled approximately $35,300,000 through October 31, 2001 including current installments of approximately $16,840,000. Commitments under equipment operating leases at October 31, 1995 were approximately $800,000 through October 31, 2001 including current obligations of approximately $428,000. To the extent additional imaging centers are opened or acquired, these obligations will materially increase. See the above described chart as to the other equipment available at each imaging center.

   The MRI and CT systems and the other diagnostic medical equipment at the imaging centers owned or managed by RadNet are subject to technological obsolescence as medical imaging is a field in which there is constant development of new techniques and technologies. In an attempt to minimize the risk of obsolescence, RadNet and the joint ventures finance the acquisitions of the majority of such equipment directly from the manufacturer rather than from a third party finance company, which to date has facilitated the upgrading of such systems and equipment to the latest "state of the art" developments on favorable terms offered by the manufacturer.

Marketing

   The patients who undergo diagnostic medical imaging procedures at the various RadNet owned or managed imaging centers are generally referred by individual independent physicians, by Independent Physician Associations ("IPAs") consisting of groups of physicians, and by Health Maintenance Organizations ("HMOs"), Preferred Provider Organizations ("PPOs"), and similar organizations which enroll subscribers on a contractual basis to whom they deliver healthcare services. Such organizations attempt to control the cost of healthcare services by directing their enrollees to participating physicians and institutions and often through aggressive utilization review and limitations on access to physician specialists, attempt to further limit the cost of medical service delivery. Such organizations typically develop on a regional basis where an appropriate enrollee population and mix of participating physicians and institutions are available. Approximately 36% of the revenues generated for diagnostic medical services performed at RadNet's imaging centers are attributable to various IPAs, HMOs, PPOs, and similar organizations with the balance primarily attributable to individual referring physicians.

   RadNet currently employs nine full-time marketing and sales personnel who are compensated on a salary plus commission basis and who periodically inform the medical community including individual physicians and the administrators of IPAs, HMOs, PPOs, and similar organizations throughout Southern California as to the services provided at the RadNet owned or managed imaging centers. Patients are obtained by direct referral or through contract. Some contracts, referred to as "capitation contracts," provide for a fixed fee per organization member, which is paid to the medical service provider. Under a "capitation" contract, the provider agrees to provide specified services to the organization members for a fixed, predetermined payment per member for a specified time period (usually one year), regardless of how many times the member uses the service. No assurances can be given that any of the current or future "capitation" contracts will be profitable as there is a possibility that management could underestimate the number of times the services at its imaging centers will be used by the contracting organization's members during the contract term.

Working Capital Requirements

   RadNet's working capital needs are currently provided under a maximum $7,000,000 line of credit due December 31, 1998 and made available by CoastFed Business Credit Corporation ("CoastFed"). The credit line is collateralized by substantially all of RadNet's accounts receivable except those of the Tower Division. The line is restricted based on certain ratios being attained. At October 31, 1995, outstanding borrowings under this line totaled approximately $4,800,000. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%.

   In December 1994 in connection with the operations of the Tower Division, RadNet Sub obtained a maximum $4,000,000 revolving line of credit from DVI Business Credit for working capital purposes. Under the revolving line of credit agreement due December 1997, borrowings are permitted to the lesser of (a) up to 75% of eligible accounts receivable, (b) $4,000,000, or (c) cash collections for the prior 120 days. The credit line is collateralized by approximately 80% of the Tower Division's accounts receivable. At October 31, 1995, outstanding borrowings under this line totaled approximately $1,300,000. Borrowings under this line are repayable with interest equal to the lender's prime rate plus 3-1/2%. See "Business - RadNet - Equipment" herein as to RadNet's substantial outstanding obligations in connection with the acquisition of diagnostic medical equipment at the various imaging centers and Note 10 of Notes to the Consolidated Financial Statements.

Competition

   All of the imaging centers owned or managed by RadNet compete with a substantial number of imaging centers in California, including centers located at well-known hospitals in the area. Although no assurances can be given, management believes RadNet's owned and managed imaging centers will be able to successfully compete with such other centers because of the up-to-date imaging equipment maintained at RadNet's centers, the quality of the medical personnel affiliated with its centers and the fact that for widespread potential customer groups, it has locations throughout the area.

Insurance

   BRMG maintains a medical malpractice insurance policy in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate covering each physician obtained by it pursuant to its medical staffing obligations at the various RadNet imaging centers. The policy provides ongoing coverage from any claims made by patients seen by the physicians as well as coverage for all of RadNet's non-medical personnel at each center against medical malpractice claims. RadNet and PHS are also named insureds under the policy. All other physicians who perform medical services at the various imaging centers are required to maintain medical malpractice insurance coverage with similar limits. Although management believes that such levels of insurance are adequate, there can be no assurance in this regard. In addition, RadNet maintains $10,000,000 of general liability insurance covering each center and its own principal offices as well as all of its employees. BRMG and PHS are also named insureds under this policy.

Employees

   At December 31, 1995, RadNet had a total of 368 employees of whom nine served in executive and managerial capacities, 151 supplied technical services at the various imaging centers and the balance provided administrative, bookkeeping, clerical and similar services.

   None of RadNet's employees are subject to a collective bargaining agreement nor has RadNet experienced any work stoppages. RadNet believes that its employee relations are good.

Government Regulation

   All of the Company's current operating revenues are attributable to its operations in the health care services industry through RadNet. The health care services industry in which the Company operates is subject to a wide range of federal and state governmental regulatory requirements and prohibitions affecting all aspects of the Company's operations. Government regulation of the health care services industry in general, and the occupational health care industry in particular, may adversely affect the Company's business through, among other things, potential reduction in payment for health care services.

   Government  regulation of the Company's  health care service  operations fall
into  the  following  general  areas:  licensing,  reimbursement,   fraud/abuse,
corporate practice of medicine, and environmental.

   Licensing - Health care facilities are subject to federal, state and local regulation, and periodic inspection by licensing agencies to determine whether the standards of medical care provided therein comply with licensing standards. California law requires that professional health care services be provided only by licensed physicians, a licensed facility, or a facility that qualifies for a statutory exemption from licensure. The Company periodically verifies that the physician providers at each of its centers maintain valid licenses to furnish services, although the Company is to some extent dependent upon the physician providers to which it furnishes management services to maintain such licensure.

   Third Party Reimbursement - Providers of health care services, including physicians, laboratories, and suppliers, receive payment for medical services from their patients, from third party payors, or from a combination of both, but third party reimbursement constitutes the great majority of revenues for most health care providers. Third party payors include insurance companies, government agencies, health maintenance organizations, preferred provider organizations, and third party administrators for self-insured companies.

   A significant portion of the Company's revenues is derived from the operation or management of facilities that furnish diagnostic imaging services to patients for which payment is made by third party payors such as the government-sponsored health care programs, Medicare and Medicaid, the workers' compensation program, and private insurers. The scope and amount of third party reimbursement has become increasingly unpredictable during the past several years due to changes in reimbursement formulas, utilization review mechanisms, and administrative procedures effectuated by third party payors as part of their cost-containment efforts, such as radiology fee schedules and a resource-based relative value scale payment system for physician services.

   Under most participation arrangements with governmental or third party payors, including Medicare, Medicaid, Blue Cross/Blue Shield plans, and most health maintenance organizations, health care providers are required to accept as payment in full, amounts which may be less than established charges. Nearly all governmental and third party payors require patients to pay a portion of the approved payment amount in the form of deductibles and co-payments for services received. Health care providers are often unable to collect deductibles and co-payments at the time services are rendered, and in some cases not at all.

   Claims submitted to third party payors for reimbursement may be denied, returned, or reduced for many reasons, including ineligible beneficiary status, non-covered services, lack of medical necessity, failure to provide sufficient services to support the claim, secondary payor liability, failure to submit required information and submission of incorrect billing information. Coordination of benefits and subrogation rights also require special handling. Corrections and resubmission of claims add to the cost of operations for health care facilities.

   Third party payors also usually engage in utilization review of claims to verify that services are medically necessary and eligible for coverage. This process further complicates and delays collections. Third party payors are, with increasing frequency, replacing prospective (prior to services being rendered) utilization review with retrospective (after services are delivered) review. Such audits, which can relate to claims for service furnished several years earlier, often result in efforts by the payor to recoup payments previously approved.

   Fraud and Abuse Issues - Federal and state law establish a large number of prohibitions against billing and referral practices in the health care services industry and impose criminal and civil penalties upon health care providers found to have violated them.

   Billing and Assignment - Under the Medicare and Medicaid programs, patients usually assign their rights to payment to health care providers in exchange for certain assurances from the health care providers, e.g., an agreement not to bill for more than the Medicare approved amount. Health care providers are generally restricted in their ability to reassign rights to Medicare or Medicaid payment to third parties; an exception exists for billing and collection services under specified conditions. Violation of the requirements for assignment or reassignment can subject the health care provider to a range of criminal and civil penalties, including fines and exclusion from the program.

   Health care providers and management companies are also subject to criminal and civil penalties under federal and state law prohibitions against submitting false claims for payments. Generally, criminal penalties subjecting participants to fines and imprisonment require that the entity act knowingly or willfully, or with fraudulent intent. Civil statutes provide penalties for submitting claims with "reckless disregard" of the truth or falsely submitting information. The federal civil penalties statute provides for civil penalties against anyone who presents or causes to be presented a false or improper claim under Medicare or Medicaid, including billing agents. Liability is imposed on persons who "know or should know" that a claim is "false," "fraudulent," or for services "not provided as claimed."

   In addition, health care providers and management companies are subject to various other laws that provide for monetary sanctions for technical billing violations and for failure to disclose known Medicare or Medicaid overpayments.

   Health care providers and management companies are also subject to certain federal and state credit collection agency laws and regulations and federal and state anti-trust laws which, among other penalties, provide criminal penalties for conspiring to fix prices. The Federal Fair Debt Collection Practices Act (the "Federal Fair Debt Act") sets forth various provisions designed to eliminate abusive, deceptive, and unfair debt collection practices by debt collectors. The Federal Fair Debt Act also provides for a civil right of action against any debt collector who fails to comply with the provisions thereof. Various states, including California, also have promulgated laws and regulations that govern credit collection practices. In general, these laws and regulations prohibit certain fraudulent and oppressive credit collection practices and also may impose license or registration requirements upon collection agencies. In addition, state credit collection laws and regulations generally provide for criminal fines, civil penalties, injunctions and jail terms for collection agencies and collection agency personnel who fail to comply with such laws and regulations. Although the Company does not provide past due or delinquent credit collection services, the management services that it furnishes to its health care providers may subject it to regulation as a "debt collector" under the Federal Fair Debt Act and as a "collection agency" under certain state collection agency laws and regulations.

   Referral Arrangements- The Social Security Act (governing Medicare and Medicaid) and many state laws impose civil and criminal penalties upon persons who make or receive kickbacks, bribes, or rebates in connection with the provision of health care services.

   The federal anti-kickback rules prohibit individuals and entities from knowingly and willfully soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for (a) referring someone for a good, facility, service or item, (b) purchasing, leasing, ordering or arranging for a good, facility, service or item or (c) recommending that an individual purchase, lease or order a good, facility, service or item reimbursable under the Medicare or Medicaid programs. In addition to other penalties, violation of the prohibitions can lead to exclusion from participation in the Medicare and Medicaid programs, which would preclude a health care provider or the health care clients of a management company from receiving reimbursement for services furnished by the excluded entity. The Company believes that arrangements for the management of medical practices such as it has established have in fact become common in California, and have not generally been challenged with regard to these issues. However, the Company cannot substantiate its belief. There can be no assurance that the Company's present arrangements will not be challenged, and, if challenged, that it will not be found to violate such prohibitions, thus subjecting the Company to potential damages, injunction and/or civil and criminal penalties.

   California Business and Professions Code Section 650 sets forth a comprehensive prohibition against the payment of compensation by or to a physician or other health care professional in exchange for patient referrals. An even more broadly worded prohibition on payments for referrals is found in California Health and Safety Code Section 445, which applies by its terms to all persons, not only physicians and other health care professionals, and prohibits referrals for profit to "health-related facilities." The imaging centers operated or managed by the Company are deemed "health-related facilities" under the statute. However the Company does not believe that its present arrangements violate the prohibition against referrals for profit contained in the statutes.

   All of the payment relationships under the management agreements entered into by the Company are subject to review under the above statutes, as to whether any portion of the payments is being made in exchange for the referral of patients. Moreover, payment relationships with other persons and entities providing goods or services to the Company, BRMG or the Company's other medical service providers are also subject to review under the above statute as to whether any of the payments for the goods or services are being made at least in part in exchange for the referral of patients. Even if the Company were deemed to be referring patients to the providers, the Company does not believe that any portion of its management fee is being paid for such referrals, but rather constitutes reasonable compensation for the services provided by the Company to the providers pursuant to the management agreements. However, there can be no assurances that the relationship between the Company and the health care providers with which it contracts will not be characterized as violating the statutes.

   Future judicial, legislative or administrative action which interprets state and federal "kickback" prohibitions could have a materially adverse effect on the Company and its assets. Further, new legislation or regulations are proposed periodically relating to referral patterns in the health care services industry and there can be no assurance that the Company will be able to operate in conformity with such laws and regulations or will be able to do so profitably.

   As of January 1, 1995, both federal and California law prohibit referrals of patients by physicians to a medical facility (including a diagnostic imaging center) in which the physician or the physician's immediate family has a financial interest. The federal law (the so-called "Stark Law") applies to referrals of Medicare and Medicaid patients. The California version (the so-called "Speier Law") extends the referral prohibition to all patients. These laws are not applicable to RadNet's centers, as there is no referring physician ownership or other financial interest in any of these facilities, except with respect to Lancaster Imaging and Antelope Valley MRI as hereinafter described. As of January 31, 1995, and in direct response to the Stark Law and Speier Law, RadNet had purchased all of the referring physician ownership interests in Lancaster Imaging and Antelope Valley MRI. The consideration used for these completed "buy-out" transactions consisted of cash and secured promissory notes. These secured promissory notes do constitute a "financial interest" under both the Stark Law and the Speier Law. Management believes, based upon advice of counsel, that there is an applicable exception in the Speier Law for secured promissory notes. In other words, the ownership of the secured promissory notes will not under the Speier Law prohibit the owning physicians from referring their patients to these two RadNet facilities. Furthermore, there are exceptions under both the Stark Law and the Speier Law for the referral of patients whose services are paid for under a capitated arrangement. Accordingly, the only remaining impact upon RadNet of the Stark Law and the Speier Law is that Medicare and Medicaid patients who are not under a capitated arrangement cannot legally be referred to RadNet's Lancaster Imaging and Antelope Valley MRI facilities until the respective secured promissory notes are satisfied. The Company believes that the bulk of RadNet's revenues from these two facilities will not be adversely affected in a material manner, but no assurances can be given that such will be the case. RadNet has reserved the right to prepay without penalty all or part of the secured promissory notes, thus eliminating any referral prohibition whatsoever. Although the Company believes that RadNet's interpretation of the Stark Law and Speier Law is accurate with respect to the applicable exceptions, there can be no assurances that such interpretations win not be challenged by the appropriate authorities, and, if challenged, that additional types of patient referrals will become prohibited.

   Corporate Practice of Medicine - In California, a lay person or an entity other than a professional corporation is not allowed to practice any of the healing arts including by employing professional persons or by engaging independent contractors, or have any ownership interest or profit participation in or control over any healing arts professional practice. This doctrine is commonly referred to as the prohibition on the "corporate practice" of medicine. The Company believes that arrangements for the management of medical practices have in fact become quite common in California, and have not generally been challenged with regard to the corporate practice issue. However, because these types of arrangements are not required to be reported, the Company cannot substantiate its belief. There can be no assurance that RadNet's present arrangements with BRMG or the physicians providing medical services and medical supervision at RadNet's imaging centers will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting the Company to potential damages, injunction and/or civil and criminal penalties.

   The Company has not received a legal opinion from counsel with regard to the effect of the corporate practice prohibition on its business as described herein, and counsel has advised that such an opinion could not be given, because of the lack of court cases relevant to the issue.

   Environmental - The facilities operated or managed by the Company generate hazardous and medical waste subject to federal and state requirements regarding handling and disposal.

     The Company believes that the facilities that it operates and manages are currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the handling and disposal of such materials. The Company does not believe that it will be required to expend any material amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect its capital expenditures, earnings or competitive position.

   The Company has not received a legal opinion from counsel with regard to the effect of the prohibitions discussed above on its business as described herein, and counsel has advised that such an opinion could not be given, because of the fluid interpretation of the law relevant to the issue.

                                                   OTHER INVESTMENTS

Viromedics, Inc. ("VMI")

   VMI is a privately owned development stage enterprise incorporated in Delaware on February 14, 1989 to acquire and develop a procedure or method utilizing an organic compound (the "Procedure") for the treatment of Acquired Immune Deficiency Syndrome ("AIDS"). VMI acquired its interest in the Procedure in May, 1989 and as assignee, on November 14, 1989, was issued U.S. Patent No. 4,880,836 (the "Patent") with respect thereto which Patent has not been challenged to date. The Patent abstract described the patented Procedure as an invention related to contacting the HIV virus (the virus which causes AIDS) or the host cells, with a lower-alkyl-urea (the "compound") to prevent viral penetration into the cells, thus preventing viral infection. VMI owned joint patent rights to the Patent with The Albert Einstein College of Medicine ("AECOM") (located in New York City) pursuant to a licensing agreement with AECOM effective May 29, 1990. On September 1, 1994, VMI renegotiated its agreement with AECOM. Pursuant to the modified agreement, VMI assigned its entire interest and rights in the Patent to AECOM in exchange for (a) the release from all outstanding financial commitments due AECOM, and (b) a right to 20% of any monetary consideration received by AECOM for VMI's patent rights and know-how, as defined.

   At December 31, 1995, PHS was a minority (approximately 19%) stockholder with a passive investment in VMI. PHS had no involvement in VMI's management and had no ability to verify the present status of the research effort or VMI's ability to meet its financial obligations. No assurances can be given that PHS will realize any future return on its investment in VMI (although it has been repaid all of the cash which it originally invested in VMI). See Note 13 of Notes to the Consolidated Financial Statements herein.


Item 2.       Properties

   PHS maintains its principal executive offices in RadNet's approximately 11,500 square feet of leased office space at 1516 Cotner Avenue, Los Angeles, California 90025. See Item 1 - "Business - RadNet" as to the imaging centers owned, operated or managed by RadNet.


Item 3.       Legal Proceedings

   At November 1, 1993, the Company was a defendant in a putative class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation." In March 1994, the Court denied the plaintiffs' initial motion for class certification. The plaintiffs subsequently amended the Consolidated Class Action Complaint and in July 1994, filed a Second Amended and Consolidated Class Action Complaint (the "Second Consolidated Complaint") in the matter. In the Second Consolidated Complaint, the plaintiffs named as defendants, the Company, the Company's former principal stockholder, Robert E. Brennan (the "Former Principal Stockholder") and an entity allegedly controlled by the Former Principal Stockholder, F.N. Wolf & Co., Inc. ("FNW"), the underwriter of the Company's December 1992 and June 1993 public offerings, FNW's parent company,Wolf Financial Group, Inc. ("WFG"), Franklin N. Wolf, chairman and president of WFG and president of FNW, John E. Dell, Hibbard Brown & Company, Inc. ("Hibbard"), a broker-dealer and its president, Richard P. Brown and another publicly owned corporation, Site-Based Media, Inc. ("Site").

   In the Second Consolidated Complaint, the plaintiff identified certain alleged "control" companies including among others, the Company, ITI, Digital Products Corporation and Site and alleged that the defendants violated the federal securities laws and the Racketeer Influenced Corrupt Organizations ("RICO") Act by initiating and/or joining in a conspiracy and course of conduct designed to manipulate and artificially inflate the market prices of the stocks of the various "control" companies in order to permit the defendants to sell "large" amounts of the "control" companies' securities to the public at manipulated prices and reap "huge" profits. The Second Consolidated Complaint claims damages as well as punitive damages (including a trebling of damages pursuant to the RICO statute), interest, attorneys' fees and costs, all of which are unspecified in amount. In September 1994, the Court certified the matter as a class action. Subsequent thereto, certain of the defendants, including the Former Principal Stockholder, FNW, WFG and Hibbard filed for protection from creditors pursuant to the federal bankruptcy laws.

   Management contends that the Company was not a party to any conspiracy and did not engage in any illegal course of conduct. Management believes that the Second Consolidated Complaint is without merit with regard to the Company and intends to vigorously contest same. However, as the proceeding is currently in the early discovery stage, management is unable to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss.

   In March 1993, the management of one of the Company's subsidiaries, Primedex Corporation, whose operations were discontinued in July 1993), was made aware of the prior issuance of a subpoena by a federal grand jury in Los Angeles seeking to obtain certain records of the subsidiary in conjunction with a federal investigation of an unrelated company. Subsequently, management was advised of accusations of alleged health care fraud against the subsidiary which are being investigated in the federal investigation in response to complaints made by undisclosed third parties. On December 1, 1992, a number of the subsidiary's locations (as well as at least 40 locations of other workers' compensation healthcare providers) were searched by representatives of the Los Angeles District Attorney's office in connection with an investigation of an advertising service previously used by the subsidiary's affiliated entities and the other providers concerning possible violations of California law in connection with referral of patients. On June 22, 1994, additional searches of the premises of the Company and its Primedex and RadNet subsidiaries were conducted by representatives of the Los Angeles District Attorney's office pursuant to a sealed affidavit which management has been unable to examine but which the Company has been advised alleges violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. Management believes that the Primedex subsidiary's operations have been and are in compliance with applicable law, is unaware of any illegal activities of the Company or its subsidiaries and is currently cooperating with the Los Angeles District Attorney's office in connection with its investigation.

   In connection with its cessation of operations at certain of its imaging centers (Beverly Hills MRI - October 1993), (Beverly - October 1994) and (Downtown Los Angeles - October 1994), lawsuits were filed against RadNet by the lessors of the properties for past due rent, future rent and damage to the premises plus costs. The lessor's lawsuit against RadNet relating to the Downtown Los Angeles premises was settled in January 1996 with RadNet paying the lessor a $425,000 settlement amount. As hereinafter described, PHS and RadNet continue as cross defendants in a lawsuit brought by RadNet's former partners in the Downtown Los Angeles imaging center. The monthly rent and lease expiration dates for the other two facilities, with respect to which litigation brought by the lessors of the properties is still pending, are as follows:

                                                        Approximate                        Lease
                                                       Monthly Rent                   Expiration Date
   Beverly Hills MRI                                  $     17,370                  January 2000
   Beverly                                            $     27,660                  November 1999


   Under California law, a landlord is required to use his best efforts to mitigate damages. One method is by seeking to rent any vacated premises to another tenant. Both the Beverly Hills MRI and the Beverly premises are presently occupied by successor tenants, thus mitigating RadNet's damage exposure. RadNet has asserted certain defenses in the lawsuit on the lease with respect to the Beverly Hills MRI premises lease. This litigation is pending in the California Superior Court; however, the Court has stayed any further proceedings in this case until such time as the TME litigation hereinafter described is concluded. The litigation relating to the Beverly premises lease is presently in the discovery phase. RadNet has asserted certain defenses in this lawsuit. The plaintiff/lessor has obtained an attachment of $1.1 million against Howard Berger, the Company's chief financial officer and a director as well as RadNet's chairman, the lessor asserting that Dr. Berger is also responsible for this lease. RadNet intends to continue its vigorous defense of both of these cases. No assurances can be given as to whether either of these lawsuits will be settled or as to the amount of damages which RadNet will suffer under them.

   In October 1995, the Company and RadNet were sued in a Cross-Complaint by a number of individuals and entities led by Medical Imaging Center of Los Angeles ("MICLA"). The litigation relates to the Downtown Los Angeles facility, which was closed in October 1994. In June 1993, RadNet acquired a 70% partnership interest in Wilshire Imaging Group, L.P., a California limited partnership which operated the Downtown Los Angeles facility. MICLA was one of the two limited partners of Wilshire Imaging Group, L.P. In October 1994, due to changes in the California Workers' Compensation system and the direct adverse impact of these changes upon the Downtown Los Angeles facility's business, a decision was made to close the facility. Since that time, a dispute has arisen among the parties to Wilshire Imaging Group, L.P. concerning the payment of the liabilities of the operation. DVI Financial Services, Inc., the major lender and equipment lessor for this facility, brought a lawsuit against MICLA and others (not including RadNet or the Company). MICLA and others named as defendants by DVI filed a Cross- Complaint against the Company, RadNet, and Wilshire Imaging Group, L.P. Outside the context of this litigation, RadNet and the Company has resolved all differences with DVI and DVI and RadNet are proceeding with the various business relationships with each other without any litigation between them. The Cross-Complaint brought by MICLA against the Company and RadNet seeks "damages in an amount which is presently unascertainable but which is in excess of $1,000,000," punitive damages and treble damages. The lawsuit is in the discovery phase. RadNet and the Company will continue to vigorously defend against the claims raised in this lawsuit, and have filed a Counter-Claim against MICLA and others seeking, among other remedies, the rescission of the transaction in which Wilshire Imaging Group, L.P. was formed. No assurances or predictions can be given at this time regarding the probable outcome of this litigation.

   In March 1994, RadNet and Drs. Berger and Krane (the two partners of BRMG), as plaintiffs, filed a lawsuit in Federal District Court against TME, Inc. and others. This Complaint alleges violations of federal securities law, fraud, negligent misrepresentation, and a number of other related causes of action arising out of the sale by TME of the Beverly Hills MRI facility to Drs. Berger and Krane. On June 26, 1995, the Court granted RadNet's and the other plaintiffs' motion for partial summary judgment against TME, thus holding that TME in certain respects breached its contract for the sale of the Beverly Hills MRI facility. The remaining issues in the case are scheduled for trial beginning March 12, 1996. RadNet intends to continue its vigorous prosecution of its claims in this matter. No assurances can be given at this time regarding the outcome of this litigation.

   The Company's subsidiaries are currently parties to other litigations, none of which is deemed by management to be material in nature.



Item 4.        Submission of Matters to a Vote of Security Holders

               The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal 1995.

                                             PRIMEDEX HEALTH SYSTEMS, INC.

                                                        PART II


Item 5.        Market for the Registrant's Common

               Stock and Related Stockholder Matters

               PHS' Common Stock was traded on the NASDAQ National Market System under the symbol "PMDX" since February 27, 1991 until April 13, 1995 when it was delisted from trading on the NASDAQ System due to its failure to maintain the required $1,000,000 of net tangible assets. Since such date, PHS Common Stock has been traded in the over-the-counter market on the OTC Bulletin Board. The following table indicates the high and low bid and asked prices for PHS Common Stock for the periods indicated based upon information supplied by the National Quotation Bureau, Inc.


                                         Bid Price(1)                             Asked Price(1)

Quarter Ended                         High         Low                        High              Low
January 31, 1994                     3 1/4        2 1/4                       3 3/8            2 1/2
April 30, 1994                       2 7/8        2                           3                2 1/8
July 31, 1994                        2 7/8        13/16                       3                15/16
October 31, 1994                     1 3/32       17/32                       1 3/16           9/16

January 31, 1995                     15/16        13/32                       1                7/16
February 1, 1995
   through
April 13, 1995(2)                    25/32        13/32                       7/8              7/16

April 17, 1995
   through
April 30, 1995                       9/16         3/32                        27/32            15/32
July 31, 1995                        29/32        1/32                        1 3/8            1/8
October 31, 1995                     .16          1/32                        .31              .08

- ----------
   (1) The above information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.
   (2) The Common Stock was delisted from the NASDAQ National Market System after April 13, 1995.

   The closing bid and asked prices for PHS Common Stock on the OTC Bulletin Board on December 29, 1995 were $.20 and $.25 respectively. As of December 29, 1995, the number of holders of record of PHS Common Stock was 2,814. However, a substantial number of PHS' outstanding shares of Common Stock were owned of record on said date by "Cede & Co.," the nominee for Depository Trust Company, the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of PHS Common Stock is substantially greater than 2,814.

Item 6.  Selected Consolidated Financial Data


                      [In thousands, except per share data]


                                                                         Y e a r s     e n d e d
                                                                            O c t o b e r   3 1,
                                                             1 9 9 5       1 9 9 4 [B]  1 9 9 3     1 9 9 2 [A]  1 9 9 1 [A]
                                                             -------       -------      -------     -------      -------

          Operating Data:

             Gross Revenues .............................   $  88,884    $  69,942    $  70,122    $  36,599    $    --

             Operating Expenses .........................   $  98,124    $  50,289    $  50,414    $  20,951    $     202
             [Loss] from Investee Transactions ..........   $    --      $     (26)   $    (648)   $    (215)   $    (685)

             Income [Loss] from Continuing
               Operations [Exclusive of
               Non-Recurring Items] - Net of
               Taxes ** .................................   $ (57,616)   $ (20,476)   $ (16,004)   $   1,009    $    (675)

             Income [Loss] from Discontinued
               Operations ...............................   $  (3,813)   $  (3,371)   $ (39,646)   $   3,715    $    --

             Net [Loss] Income Before Extraordinary
               Item .....................................   $ (62,370)   $ (20,912)   $ (47,787)   $  18,457    $    (675)

          Extraordinary Item - Gain .....................   $     941    $    --      $    --      $    --      $    --

             [Loss] Income Per Common Share
               From Continuing Operations
               Before Extraordinary Items ...............   $   (1.54)   $    (.44)   $    (.21)   $     .51    $    (.03)

             [Loss] Income Per Common Share from
               Discontinued Operations ..................   $    (.09)   $    (.08)   $   (1.04)   $     .13    $    --

          Loss [Gain] Before Extraordinary Item .........   $   (1.63)   $    (.52)   $   (1.25)   $     .64    $    (.03)

             Net [Loss] Income Per Common Share .........   $   (1.61)   $    (.52)   $   (1.25)   $     .64    $    (.03)

             Cash Dividends Per Common Share ............   $    --      $    --      $    --      $    --      $    --

          Balance Sheet Data:

             Cash and Cash Equivalents ..................   $   3,929    $   5,649    $  24,557    $  27,323    $   7,420

             Total Assets * .............................   $  66,760    $ 153,551    $ 188,151    $ 209,710    $  11,579

             Total Long-Term Liabilities ................   $  54,088    $  67,666    $  58,668    $  63,363    $    --

             Total Liabilities ..........................   $  82,002    $ 104,522    $ 107,698    $ 110,628    $      24

             Working Capital [Deficit] ..................   $  (4,337)   $     528    $  16,970    $  34,130    $   7,411

             Stockholders' Equity [Deficit] .............   $ (15,242)   $  49,029    $  80,452    $  99,082    $  11,554

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SUMMARY CONSOLIDATED FINANCIAL INFORMATION
- ------------------------------------------------------------------------------



[In thousands, except per share and ratio data]


[A] The operating data for October 31, 1992, gives retroactive effect to discontinued operations of the Primedex Subsidiary.

[B] The operating data for October 31, 1994, gives effect to the spin off of the Care Advantage, Inc.
       subsidiary as of October 31, 1994.

  *  At October 31, 1995, 1994 and 1993, includes $15,383, $58,725 and $50,820 of goodwill, respectively.

 **  Reconciliation of Income from Continuing Operations - Net of Taxes

                                              O c t o b e r  3 1,
                                             1 9 9 5             1 9 9 4
                                         ---------------      -------------

Net [Loss] .........................            $(61,429)            $(20,912)
Loss from
Discontinued Operations ............               3,813                3,371
[Loss] from Continuing Operations
Inclusive of Non-Recurring Items] -
Net of Taxes                                     (57,616)             (17,541)
Less: Nonoperating Gain from Investee
      Stock Transactions [See Note 2]
                                      $   --               $  2,935
      Net of Approximate Taxes .....      --          --         --     2,935
                                       -------   --------  --------  ---------

[Loss] from Continuing Operations
[Exclusive of   Non-Recurring Items]
- - Net of Taxes ..............                    $(57,616)           $(20,476)
                                                  =======            ========

ITEM 7.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ---------------------------------------------------------------------------


Background

Primedex Health Systems, Inc. ["PHS"] [formerly CCC Franchising Corp.] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock at October 31, 1995, which is accounted for using the cost method at $-0-.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutics, Inc. ["ITI"]. For 1995 and 1994, the Company owned approximately 19% of ITI and accounted for this investment using the cost method, which was $-0- at October 31, 1995 and 1994.
In November of 1995, this investment was sold for $143,750.

As of January 31, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. I, entered into an asset purchase agreement with Primedex Corporation ["Primedex"] for approximately $46,250,000. On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry. Accordingly, the operating results of this subsidiary have been reclassified as a discontinued operation and the appropriate prior period amounts have been restated. Effective August 1, 1995, substantially all of the assets of Primedex were sold to an unrelated party for approximately $9,448,000. The sale resulted in a loss of approximately $3,800,000.

As of April 30, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. II, entered into a purchase agreement with Radnet Management, Inc. and certain related companies [Radnet] for approximately $66,000,000. The Statements of Operations and Cash Flows for the years ended October 31, 1995 and 1994 reflect the operations and cash transactions with Radnet.

On December 23, 1993, the Company acquired Advantage Health Systems, Inc. ["AHS"], a newly organized corporation formed to provide medical and surgical utilization reviews for major providers of health insurance, for $6,000,000 in cash. On August 26, 1994, the Company announced a plan to spin-off its subsidiary, Care Advantage, Inc. [CareAd] which owns AHS. The operations of this subsidiary have been classified as a discontinued line of business [See Note 21].

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of cash, notes and assumed assets and liabilities. Founded in 1989, FDI is a leading Radiology management service organization providing network development and management along with diagnostic imaging cost containment and utilization review services.

Discussion of Operations for the Year Ended October  31, 1995 vs. October 31,
1994

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

Results of Operations

The discussion of the results of continuing operations includes Radnet for the years ended October 31, 1995 and 1994.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------



Discussion of Operations for the Years Ended October 31, 1995 vs. October 31,
1994

Results of Operations [Continued]

On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry. Accordingly, the operating results of this subsidiary have been classified as a discontinued operation and appropriate prior period amounts have been restated. On August 26, 1994, the Company announced a plan to spin-off the CareAd subsidiary. The operating loss of this subsidiary has been classified as a discontinued segment for fiscal 1994.

For the years ended October 31, 1995 and 1994, the Company had operating losses from continuing operations of $52,779,293 and $15,849,869, respectively. Radnet realized an operating loss of approximately $50,600,000. For the year ended October 31, 1995 and 1994, Radnet had net revenues of $45,344,878 and $34,439,271, respectively. The increase was due to the acquisition of the Tower Imaging Group in October of 1994.

For the years ended October 31, 1995 and 1994, operating expenses totaled approximately $98,124,172 and $50,289,140, respectively. Radnet's October 31, 1995 operating expenses totaled approximately $95,883,525. Radnet's October 31, 1995 operating expense increase was primarily attributable to the implementation of FASB 121 and the resulting recognition of an impairment loss of approximately $47,744,453 for the write-down of related goodwill and property, plant and equipment [See Note 6]. Other October 31, 1995 Radnet operating expenses include approximately $20,195,000 for wages and compensation. $8,300,000 of depreciation and amortization, and $19,645,000 of other general and administrative expenses. Wages and compensation of approximately $1,100,000 were incurred by PHS.

Effective August 1, 1995, the Primedex subsidiary sold substantially all of its assets for approximately $9,448,000. The Primedex subsidiary operating results are reflected as discontinued operations. The sale generated a loss of approximately $3,800,000. Approximately $700,000 remains on the Company's books for estimated final costs associated with this operation [See Note 20].

For the years ended October 31, 1995 and 1994, interest income was approximately $296,000 and $244,000, respectively. For the years ended October 31, 1995 and 1994, interest expense was approximately $6,200,000 and $6,100,000, respectively. Interest expense of Radnet was primarily attributable to equipment financing, acquisition notes payable and lines of credit charges. In December of 1995, interest rates on the Company's two revolving lines of credit were each reduced by 1%.

For the years ended October 31, 1995 and 1994, the Company had net losses from continuing operations of $57,615,472 and $17,541,283, respectively. The October 31, 1995 loss is comprised of $47,744,453 for the FASB 121 impairment loss and $9,871,019 of other operating losses.

The Company continues to aggressively pursue new contracts from managed care organizations, to seek strategic alliances and/or acquisitions, to maximize the marketing effectiveness of its network of centers, and to improve its cost structure and delivery systems.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


Discussion of Operations for the Years Ended October 31, 1995 vs. October 31,
1994

Liquidity and Capital Resources

Cash decreased for the years ended October 31, 1995 and 1994 by $1,720,398 and $18,907,810, respectively. The October 31, 1994 decrease in cash was primarily attributable to approximately $6,800,000 in advances to Care Advantage,
$6,500,000 in payments on stockholder's notes payable, and $10,000,000 in acquisition costs. Cash utilized for investing activities for the years ended October 31, 1995 and 1994 was $3,625,510 and $9,724,449, respectively. Cash utilized for financing activities for the years ended October 31, 1995 and 1994 was $9,978,884 and $13,080,425, respectively. For the year ended October 31, 1995, approximately $8,300,000 was made in debt and lease payments, approximately $1,800,000 was advanced from short-term borrowings, approximately $500,000 was paid on stockholder's notes payable, and approximately $2,900,000 was advanced to CareAd as part of the separation agreement. The Company capitalized this advance to CareAd and $6,800,000 advanced in fiscal 1994 as part of the separation agreement [See Note 21].

At October 31, 1995, the Company had working capital deficit of $4,337,436 as compared to working capital of $527,301 at October 31, 1994, a decrease of $4,864,637. A primary reason for the decrease was the reclassification of approximately $5,200,000 of notes payable as current debt in which the Company has suspended making payments and is in negotiation with an outside lender.

The Radnet operation utilized approximately $650,000 in cash from operations for the year ended October 31, 1995. Radnet utilized cash of approximately $1,076,000 in the acquisition of four centers including the remaining joint venture interests in Lancaster Imaging Group, Antelope Valley MRI and Santa Clarita Imaging Center, and the purchase of Women's Diagnostic Imaging Center, which was subsequently merged into the Tower division.

Radnet's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $21,500,000, $7,950,000, $7,700,000, $6,550,000 and $3,400,000.
The October 31, 1995 lines of credit balances are approximately $6,000,000. In addition, $5,200,000 of notes payable was reclassified as current while the Company is in negotiation with the outside lender. Interest expense for the next five years, included in the above payments, will be approximately $4,000,000, $2,100,000, $1,500,000, $950,000 and $600,000, respectively. In addition, Radnet has noncancellable operating leases for use of its facilities and certain medical equipment which will average approximately $3,300,000 in annual payments over the next five years.

In fiscal 1995, the Company successfully renegotiated the majority of its equipment under capital lease liabilities and some notes payable with a major outside lender deferring all payments until February 1996, standardizing favorable interest rates, eliminating large balloon payments, and extending remaining lease terms to seven to ten years from October 31, 1995.

The Company has committed to expenditures of at lease $1,250,000 over the next year to develop a centralized scheduling, transcription, billing and collection system. The major supplier of equipment to the Company has agreed to provide financing for substantially all of the project.

The Company acquired Future Diagnostics, Inc. for approximately $3,200,000 in cash, notes payable and assumed liabilities on November 1, 1995. Cash to be utilized in the purchase include $105,000 upon the closing and $839,842 due on January 2, 1996. Both of these amounts were paid in early 1996. In addition, four quarterly payments of $50,000 will commence on February 29, 1996, followed by eight quarterly payments of $75,000, four quarterly payments of $100,000 and a final lump- sum of $200,000 on December 31, 1999.

The  Company   estimates   interest  payments  on  its  bond  debentures  to  be
approximately $2,584,100 in fiscal 1996. The quarterly payments of approximately $646,025 are paid on January 1, April 1, July 1 and October 1 of each year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


Discussion of Operations for the Years Ended October 31, 1995 vs. October 31,
1994

Liquidity and Capital Resources [Continued]

Radnet's working capital needs are currently provided under two lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $7,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender holds a first lien on substantially all of Radnet's assets to secure repayment under the line of credit. At October 31, 1995, approximately $4,800,000 was outstanding under this line. A second line of credit was obtained in December of 1994 subsequent to the acquisition of the Tower Imaging Group. Under this agreement, due December 1997, the Company may borrow the lesser of 75% of the eligible accounts receivable, $4,000,000 or the prior 120-days' cash collections. The credit line is collateralized by approximately 80% of the Tower division's [Radnet Sub, Inc.] accounts receivable. At October 31, 1995, approximately $1,200,000 was outstanding under this line.

A third line of credit has been obtained for the Company's Future Diagnostics subsidiary in early 1996. The division will be able to borrow up to 80% of the net collectible value of eligible commercial insurance and worker's compensation receivables, $1,000,000 or the prior 60-day's cash collections. As of January 1996, $-0- has been borrowed under this line.

In connection with ceasing operations at certain of the Radnet imaging centers, lawsuits have been filed against the Radnet subsidiary by lessors of the properties for past due rent, future rent and damages to the properties plus other costs. The aggregate monthly rentals through the terms of each of the related leases approximates $2,500,000. The Radnet subsidiary has and will assert defenses to each of these lawsuits; however, no assurances can be given that any of these suits will settle or as to the amount of damages, if any, Radnet will incur. Radnet has accrued approximately $1,250,000 for past due rent and legal costs.

In fiscal 1995, Radnet did successfully settle its outstanding liability with one building lessor for $425,000. In addition, a discrimination lawsuit discussed in last year's 10-K was settled for $210,000. The Company is also party to a number of other lawsuits discussed in Note 13.

New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board [APB] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial statement note disclosure purposes in any event. The accounting requirements of SFAS No. 123, if adopted by the Company, will be effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

On December 30, 1994, the American Institute of Certified Public Accountants issued Statement of Position [SOP] 94-6, "Disclosure of Certain Significant Risks and Uncertainties," the provisions of which are effective for financial statements issued for fiscal years ending after December 15, 1995. In general, SOP 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significant expansion of its financial statement note disclosure as a result of SOP 94-6.

Inflation

To date, inflation has not had a material effect on the Company's operations.

ITEM 7.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


Discussion of Operations for the Year Ended October  31, 1994 vs. October 31,
1993

Results of Operations

The discussion of the results of continuing  operations  includes Radnet for the
year  ended   October  31,   1994.   For  the  year  ended   October  31,  1993,
ImmunoTherapeutics, Inc. ["ITI"] and the Radnet operations are included.

On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry. Accordingly, the operating results of this subsidiary have been classified as a discontinued line of business and appropriate prior period amounts have been restated.

On August 26, 1994, the Company announced a plan to spin-off the CareAd subsidiary. Accordingly, the operating loss of this subsidiary has been classified as a discontinued line of business.

For the years ended October 31, 1994 and 1993, the Company had operating losses from continuing operations of $15,849,869 and $15,205,880, respectively. Radnet realized an operating loss of approximately $12,300,000, which included a restructuring provision of approximately $3,700,000 [See Note 9 to the Financial Statements]. For the year ended October 31, 1994, Radnet realized net revenues of approximately $34,400,000. For the year ended October 31, 1994, operating expenses totaled approximately $50,300,000 of which approximately $46,700,000 were incurred by the Radnet operation, and approximately $3,600,000 were incurred by PHS, the parent corporation. Operating expenses for Radnet consisted of wages and compensation of approximately $16,850,000, depreciation and amortization of approximately $6,700,000, other general and administrative expenses of approximately $19,450,000 and restructuring charges of approximately $3,700,000. Wages and compensation of approximately $1,200,000 were incurred by PHS.

During fiscal 1994 and 1993, Radnet continued to be impacted by the effects of managed care and heavy competition for radiological procedures. Accordingly, in the second quarter Radnet provided $1,500,000 and an additional $3,200,000 during the remainder of fiscal 1994 in contractual adjustments relating to the accounts receivable. A portion of the accounts receivable contractual adjustments were related to reductions in the worker's compensation fee schedule effective January 1, 1994. Radnet is continuing to improve its cost structures and delivery systems. It is also aggressively pursuing new contracts and has established an operational restructuring plan to minimize the ongoing effects of continuing market dynamics and to strengthen its competitive position for the future. This plan anticipates the consolidation or closure of certain centers, adjustments to certain professional and technical contractual arrangements, reductions in fixed expenditures and changes to the equipment complement or service offerings of certain centers.

On January 17, 1994, a major earthquake affected the Northridge and Santa Clarita imaging centers and caused disruptions in business throughout the area. Although all of the imaging centers including Northridge and Santa Clarita continued to operate, the disruption adversely affected Radnet's business in January and during the first half of February 1994. There has been no continuing adverse effect on Radnet's business due to the earthquake since such time.

The Primedex subsidiary reduced its accrued closing costs by approximately $7,900,000 [through settlements or payments] for the year ended October 31, 1994. The Primedex subsidiary operating results are reflected as discontinued operations.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------


Discussion of Operations for the Years Ended October 31, 1994 vs. October 31,
1993

Results of Operations [Continued]

For the years ended October 31, 1994 and 1993, interest income was approximately $244,000 and $1,100,000, respectively. For the years ended October 31, 1994 and 1993, interest expense was approximately $6,100,000 and $5,300,000, respectively. Interest of approximately $1,000,000 was reclassified from interest expense of the continuing operations and was allocated to accrued estimated closing costs for the year ended October 31, 1994. In January of 1993, the Company utilized primarily all of the net proceeds of its December 1992 public offering to repay a $30,000,000 note payable. Interest expense of Radnet was primarily attributable to equipment financing.

For the years ended October 31, 1994 and 1993, the Company had net losses from continuing operations of $17,541,282 and $8,140,599, respectively.

Liquidity and Capital Resources

The following discussion on liquidity and capital resources includes Primedex and Radnet as of October 31, 1994.

Cash decreased for the years ended October 31, 1994 and 1993 by $18,907,810 and $2,765,848, respectively. Cash provided from operations for the year ended October 31, 1994 was $3,897,114 and cash used by operations for the year ended October 31, 1993 was $3,517,457. Cash utilized for investing activities for the years ended October 31, 1994 and 1993 was $9,724,499 and $9,760,339,
respectively.
 Cash utilized for financing activities for the year ended October 31, 1994 was $13,080,425. Cash generated from financing activities for the year ended October 31, 1993 was $10,511,948. During 1994, the Company made principal payments to three individuals totaling $6,500,000 on stockholder notes payable. For the year ended October 31, 1994, approximately $6,000,000 was made in debt and lease payments and approximately $6,100,000 was advanced from short-term borrowings.

At October 31, 1994, the Company had working capital of $527,201 as compared to a working capital of $16,970,015 at October 31, 1993, a decrease of $16,442,814. This decrease is primarily attributable to the losses sustained by the Radnet subsidiary.

The Radnet operation generated approximately $600,000 in cash from operations for the year ended October 31, 1994.

The Antelope Valley MRI Center option was exercised during 1993, and Radnet's partner filed a lawsuit against Radnet seeking to obtain approximately $2.8 million as the purchase price for its interest, instead of Radnet's position that the fixed formula results in a price of $1.35 million. Although it was Radnet's position that this option was legally invalid, and Radnet was therefore not obligated to purchase its partner's interest in the Antelope Valley facility, Radnet and its partner continued discussions for the buyout of this partner's interest. In January 1995, the Company settled this lawsuit and agreed to a "buy-out" price of $1,700,000 of which Radnet paid $400,000 upon closing. Of the $1,300,000 balance, an aggregate $300,000 is payable in four quarterly installments in calendar 1995 with interest at the rate of 8% per annum until January 1, 1996 and then payable with 16 quarterly installments of principal through October 1, 1999.

The Radnet subsidiary is also a party to a number of other lawsuits, none of which are deemed to be material in nature.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------


Discussion of Operations for the Years Ended October 31, 1994 vs. October 31,
1993

Liquidity and Capital Resources [Continued]

The  CareAd  operation   utilized   approximately   $3,000,000  for  operations,
$6,100,000 for investing activities, and generated approximately $12,743,000 from financing activities.

Management's plans for the Radnet subsidiary include aggressively pursuing new contracts and having established an operational restructuring plan to minimize the ongoing effects of continuing market dynamics and to strengthen its competitive position for the future. This plan anticipates the consolidation or closure of certain centers, adjustments to certain professional and technical contractual arrangements, reductions in fixed expenditures and changes to the equipment complement or service offerings of certain centers. It is anticipated that the Company will be able to fund its programs internally or through the Radnet subsidiary.

New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," and SFAS 107, "Disclosure about Fair Value of Financial Instruments." The Company adopted SFAS 109 effective November 1, 1993. Adoption of the new statement did not have a material impact on the Company's financial position or results of operations. SFAS 107 has been adopted on October 31, 1993. The FASB has also issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company will adopt on November 1, 1994. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on November 1, 1995. The adoption of SFAS No. 107 and 119 will not have a material impact on the Company's financial position or results of operations.

Inflation

To date, inflation has not had a material effect on the Company's operations.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -----------------------------------------------------------------------------


INDEX

- -----------------------------------------------------------------------------





                                                              Page to Page

Independent Auditor's Report...............................   F-1.........

Consolidated Balance Sheets................................   F-2.........  F-3

Consolidated Statements of Operations......................   F-4.........  F-5

Consolidated Statements of Stockholders' Equity [Deficit]..   F-6.........

Consolidated Statements of Cash Flows......................   F-7.........  F-8

Notes to Consolidated Financial Statements.................   F-9.........  F-24

Independent Auditor's Report on Supplemental Schedule......   S-1.........

Schedule II - Valuation and Qualifying Accounts............   S-2.........  S-4





                                            . . . . . . . . . . . . . . .

                                             INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Primedex Health Systems, Inc.
   New York, New York


                  We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and its affiliates as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity [deficit], and cash flows for each of the three fiscal years in the period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primedex Health Systems, Inc. and its affiliates as of October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 24 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital, and has defaulted on certain loans which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 24. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  As discussed in the accompanying notes to the financial statements, for the year ended October 31, 1995, the Company adopted two new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting for impairments of long-lived assets and goodwill related to those assets, and certain investments in debt and equity securities.



                     MORTENSON AND ASSOCIATES, P. C.
                          Certified Public Accountants.

Cranford, New Jersey
January 12, 1996, except
as to Notes 10 and 23, for
which the date is February 7, 1996

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ---------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- ---------------------------------------------------------------------------

                                                                                                           October 31,
                                                                                                    1 9 9 5        1 9 9 4

Assets:
Current Assets:
   Cash and Cash Equivalents ..................................................................   $  3,928,832   $  5,649,230
   Marketable Security ........................................................................      1,956,707           --
   Accounts Receivable - Net ..................................................................     16,011,324     14,305,238
   Accounts Receivable - Net - Discontinued Operation .........................................           --       12,171,228
   Accrued Revenue ............................................................................        304,871        946,170
   Due from Related Party .....................................................................         87,500           --
   Other ......................................................................................        264,452        529,663
                                                                                                  ------------   ------------

   Total Current Assets .......................................................................     22,553,686     33,601,529
                                                                                                  ------------   ------------

Property, Plant and Equipment - Net ...........................................................     17,270,032     26,753,778
                                                                                                  ------------   ------------

Property, Plant and Equipment - Net - Discontinued Operation ..................................           --          778,887
                                                                                                  ------------   ------------

Other Assets:
   Accounts Receivable - Net ..................................................................      5,653,654      6,130,816
   Accounts Receivable - Net - Discontinued Operation .........................................           --       19,630,067
   Due from Related Parties ...................................................................      2,697,437      2,490,703
   Goodwill - Net .............................................................................     15,382,944     58,725,489
   Other ......................................................................................      3,201,951      5,439,424
                                                                                                  ------------   ------------

   Total Other Assets .........................................................................     26,935,986     92,416,499
                                                                                                  ------------   ------------

   Total Assets ...............................................................................   $ 66,759,704   $153,550,693
                                                                                                  ============   ============





See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------

                                                                                               October 31,
                                                                                               -----------



                                                                                        1 9 9 5              1 9 9 4
                                                                                        -------              -------

Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
   Accounts Payable                                                                  $      1,918,337    $      3,093,237
   Notes Payable - Stockholders'                                                                   --           2,500,000
   Accrued Expenses - Current                                                               4,182,150           4,710,939
   Notes and Leases Payable - Current                                                      17,565,435          14,871,927
   Accrued Estimated Closing Costs - Current                                                  487,447           5,700,000
   Accrued Restructuring Costs                                                              1,250,000           1,225,000
   Other                                                                                    1,487,755             973,225
                                                                                     ----------------    ----------------

   Total Current Liabilities                                                               26,891,124          33,074,328
                                                                                     ----------------    ----------------

Long-Term Liabilities:
   Subordinated Debentures Payable                                                         25,841,000          25,875,000
   Notes and Leases Payable                                                                26,741,081          34,661,928
   Accrued Estimated Closing Costs                                                            243,723           6,411,948
   Accrued Expenses                                                                         1,261,899             717,669
                                                                                     ----------------    ----------------

   Total Long-Term Liabilities                                                             54,087,703          67,666,545
                                                                                     ----------------    ----------------

Commitments and Contingencies                                                                      --                  --
                                                                                     ----------------    ----------------

Minority Interest                                                                           1,023,343           3,780,879
                                                                                     ----------------    ----------------

Stockholders' Equity [Deficit]:
   Common Stock - $.01 Par Value, 100,000,000 Shares Authorized;  40,230,760 and
     40,026,510 Shares Issued and Outstanding at October 31, 1995 and 1994,
     Respectively                                                                             402,307             400,265

   Paid-in Capital                                                                         99,399,165         102,243,835

   Retained Earnings [Deficit]                                                           (115,043,938)        (53,615,159)
                                                                                     ----------------    ----------------

   Total Stockholders' Equity [Deficit]                                                   (15,242,466)         49,028,941
                                                                                     ----------------    ----------------

   Total Liabilities and Stockholders' Equity [Deficit]                              $     66,759,704    $    153,550,693
                                                                                     ================    ================




See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------





                                                                                         Y e a r s   e n d e d
                                                                                         O c t o b e r   3 1,

                                                                       1 9 9 5           1 9 9 4            1 9 9 3
                                                                       -------           -------            -------
Revenue:

   Revenue                                                        $      88,884,136   $      69,942,395  $     70,121,861
   Less:  Allowances                                                     43,539,257          35,503,124         34,914,147
                                                                  -----------------   -----------------  ----------------

   Net Revenue                                                           45,344,879          34,439,271        35,207,714
                                                                  -----------------   -----------------  ----------------

Operating Expenses:
   Operating Expenses                                                    40,599,493          37,277,623        34,018,644
   Depreciation and Amortization                                          8,625,336           7,012,087         6,892,207
   Provision for Bad Debts                                                1,154,890           2,669,914         4,896,337
   Restructuring Costs                                                           --           3,329,516         4,606,406
   Impairment Loss of Long-Lived Assets                                  47,744,453                  --                --
                                                                  -----------------   -----------------  ----------------

   Total Operating Expenses                                              98,124,172          50,289,140        50,413,594
                                                                  -----------------   -----------------  ----------------

   Loss from Operations                                                 (52,779,293)        (15,849,869)      (15,205,880)
                                                                  -----------------   -----------------  ----------------

Other [Expenses] and Revenue:
   Interest Expense                                                      (6,184,302)         (6,057,769)       (5,312,142)
   Interest Income                                                          295,609             243,733         1,080,248
   Other Income                                                             409,741             487,226           337,451
   Non-Operating Income                                                          --           2,934,504         7,862,931
                                                                  -----------------   -----------------  ----------------

   Total Other [Expenses] Revenue                                        (5,478,952)         (2,392,306)        3,968,488
                                                                  -----------------   -----------------  ----------------

   Loss Before Income Taxes, Minority
     Interest in [Income] Loss of Subsidiaries,
     Equity in Loss of Investees, and
     Extraordinary Item                                                 (58,258,245)        (18,242,175)      (11,237,392)

Provision for Income Taxes                                                       --                  --         4,180,000

Minority Interest in [Income] Loss of Subsidiaries                         (298,104)            726,740          (435,639)

Equity in Loss of Investees                                                      --             (25,847)         (647,568)
                                                                  -----------------   -----------------  ----------------

   Loss from Continuing Operations - Forward                      $     (58,556,349)  $     (17,541,282) $     (8,140,599)




See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- --------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------




                                                                                         Y e a r s   e n d e d
                                                                                         O c t o b e r   3 1,

                                                            1 9 9 5               1 9 9 4            1 9 9 3
                                                            -------               -------            -------

   Loss from Continuing Operations - Forwarded ......   $(58,556,349)           $(17,541,282)    $ (8,140,599)
                                                                                 ------------    -------------

Discontinued Operation:
   Loss from Operations of Discontinued  Business
Segments [Net of Income Taxes
     of $-0-, $-0- and $2,500,173 for the Years Ended
     October 31, 1995, 1994 and 1993, Respectively] .     (3,813,314)             (3,370,771)        (141,019)
   Estimated Loss on Discontinued Business Segment
     Including Provision for Operating Loss of
     $46,525,095 During Phase-Out Period [Net of
     Income Tax [Benefit] of Approximately
     ($7,020,000)] ..................................           --                      --        (39,505,095)
                                                                                 ------------    -------------

   Total Discontinued Operation .....................     (3,813,314)             (3,370,771)     (39,646,114)
                                                                                 ------------    -------------

   Loss Before Extraordinary Item ...................    (62,369,663)            (20,912,053)     (47,786,713)

Extraordinary Item - Gain from Extinguishment
   of Debt ..........................................        940,884                      --               --
                                                                                ------------    -------------

   Net Loss .........................................   $(61,428,779)           $(20,912,053) $   (47,786,713)
                                                                                 ==========    ===============

Loss Per Share:
   Loss from Continuing Operations ..................   $      (1.54)           $       (.44) $          (.21)
   Loss from Operations of Discontinued
     Business Segment [Net of Income Tax] ...........           (.09)                   (.08)            (.01)
   Estimated [Loss] on Discontinued Business
     Segment ........................................             --                      --            (1.03)
                                                        -------------            ------------    -------------

   Loss Before Extraordinary Item ...................          (1.63)                   (.52)           (1.25)
   Extraordinary Item ...............................            .02                      --               --
                                                               -----             ------------    -------------

   Net Loss Per Share ...............................   $      (1.61)           $       (.52) $         (1.25)
                                                                =====            ============    ==============

   Weighted Average Common Shares
     Outstanding ....................................     40,031,461              40,026,510       38,260,311
                                                          ==========              ==========     ==============



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -----------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
- -------------------------------------------------------------------------------

                                                                                                                            Total
                                                                       Common Stock                       Retained       Stckhlds
                                                               Number of       Par Value   Paid-in        Earnings          Equity
                                                               Shares           Amount     Capital        [Deficit]       [Deficit]

Balance - October 31, 1992 ....................................32,362,500 $     323,625 $  81,045,564  $  17,712,835  $  99,082,024

   Issuance of Common Stock and Warrants
     Net of Offering Expenses of $3,872,130 ................... 7,589,010        75,890    30,417,635           --       30,493,525

   Issuance of Common Stock - Vista Acquisition ...............    75,000           750       299,250           --          300,000

   Decrease in Equity from Sale of ImmunoTherapeutics Stock ...      --            --      (1,636,794)          --       (1,636,794)

   Net [Loss] for the Year Ended October 31, 1993 .............      --            --            --      (47,786,713)   (47,786,713)
                                                               ----------   -----------    -----------    -----------    -----------

Balance - October 31, 1993 ....................................40,026,510       400,265   110,125,655    (30,073,878)    80,452,042

   Decrease in Equity from the Sale of ImmunoTherapeutics Stock      --            --      (2,078,385)          --       (2,078,385)

   Forgiveness of Debt - Shareholder ..........................      --            --       1,000,000           --        1,000,000

   Capitalization of Advances - Care Advantage ................      --            --      (6,803,435)          --       (6,803,435)

   Stock Dividend - Care Advantage ............................      --            --            --       (2,629,228)    (2,629,228)

   Net [Loss] for the Year Ended October 31, 1994 .............      --            --            --      (20,912,053)   (20,912,053)

Balance - October 31, 1994 ....................................40,026,510       400,265   102,243,835    (53,615,159)    49,028,941
                                                               ----------   -----------    -----------    -----------    -----------
   Capitalization of Additional Advances - CareAd .............      --            --      (2,896,628)          --       (2,896,628)

   Issuance of Common Stock ...................................   200,000         2,000        18,000           --           20,000

   Conversion of Subordinated Debentures to Common Stock ......     4,250            42        33,958           --           34,000

   Net [Loss] for the Year Ended October 31, 1995 .............      --            --            --      (61,428,779)   (61,428,779)
                                                               ----------   -----------    -----------    -----------    -----------
Balance - October 31, 1995 ....................................40,230,760 $     402,307 $  99,399,165  $(115,043,938) $ (15,242,466)

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------



                                                                                     Y e a r s   e n d e d
                                                                                     O c t o b e r   3 1,
                                                                         1 9 9 5          1 9 9 4            1 9 9 3
                                                                         -------          -------            -------
Operating Activities:
   Net [Loss]                                                      $     (61,428,779) $     (20,912,053)  $   (47,786,713)
                                                                   -----------------   -----------------      ------------
   Adjustments to Reconcile Net [Loss] to Net Cash
     Provided [Used] by Continuing Operations:
     Discontinued Operations                                               3,813,314                 --        19,767,704
     Equity in Loss of Investees                                                  --             25,843           647,568
     Depreciation and Amortization                                         8,625,336          7,012,087         6,892,207
     Deferred Income Taxes                                                        --                 --       (11,200,000)
     Minority Interest in Income of Subsidiaries                             298,104           (726,740)          435,639
     Provision for Bad Debts                                               1,154,890          2,669,914         4,896,337
     Loss [Gain] on Sale of Assets                                           279,646            (96,094)          388,438
     Provision for Closed and Restructured
       Imaging Center                                                             --          4,218,434         4,606,406
     Imputed Interest Income - Related Party                                (206,734)          (570,297)         (373,698)
     Equipment Write-Down                                                         --                 --         1,700,000
     Write-off of Goodwill                                                        --            281,082         6,991,213
     Write Down of Long-Lived Assets                                      47,744,453                 --                --
     Extraordinary Gain from Extinguishment of Debt                         (940,884)
     Compensation from Sale of Stock                                          18,000                 --                --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Other Current Assets                                                   57,934          1,018,133           762,942
       Accounts Receivable                                                (2,272,574)        14,491,537         6,031,602
       Prepaid Insurance                                                          --                 --          (860,675)
       Accrued Revenue                                                       641,299            344,730         1,091,503
       Other Assets                                                          348,104           (448,256)          357,017

      Increase [Decrease] in:
       Due to/from Related Parties                                          (337,121)           179,473         2,890,881
       Accounts Payable and Accrued Expenses                                (610,490)          (921,017)         (444,914)
       Other                                                                      --                 --          (791,400)
       Other Current Liabilities                                            (146,187)           481,960           480,486
                                                                   -----------------  -----------------  ----------------

     Total Adjustments                                                    58,467,090         27,960,789        44,269,256
                                                                   -----------------  -----------------  ----------------

   Cash Provided [Used] by Continuing Operations                          (2,961,689)         7,048,736        (3,517,457)

Cash Provided [Used] by Discontinued Operations                           14,845,685         (3,151,622)               --
                                                                   -----------------  -----------------  ----------------

   Net Cash - Operating Activities - Forward                       $      11,883,996  $       3,897,114  $     (3,517,457)


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------

                                                                                     Y e a r s   e n d e d
                                                                                     O c t o b e r   3 1,
                                                                         1 9 9 5          1 9 9 4            1 9 9 3
                                                                         -------          -------            -------

   Net Cash - Operating Activities - Forwarded                     $      11,883,996  $       3,897,114  $     (3,517,457)
                                                                   -----------------  -----------------  ----------------

Investing Activities:
   Acquisitions of Imaging Centers - Net of Cash
     Acquired                                                             (1,076,096)                --        (3,821,712)
   Purchase of Property, Plant and Equipment                                (592,707)          (376,890)         (846,309)
   Sale of ImmunoTherapeutics                                                     --           (262,507)       (5,379,111)
   Distributions to Joint Venture                                                 --                 --          (786,000)
   Acquisition Costs                                                              --        (10,385,000)               --
   Proceeds - Sale of Equipment                                                   --          1,271,916         1,072,793
   Proceeds from Joint Venture                                                    --             27,982
   Purchase of Marketable Securities                                      (2,478,707)                --                --
   Sale of Marketable Securities                                             522,000                 --                --
                                                                   -----------------  -----------------  ----------------

   Net Cash - Investing Activities                                        (3,625,510)        (9,724,499)       (9,760,339)
                                                                   -----------------  -----------------  ----------------

Financing Activities:
   Principal Payments on Capital Leases and Notes                         (8,268,319)        (5,917,756)       (8,116,623)
   Proceeds from Short-Term Borrowings
     on Notes Payable                                                      1,784,067          6,139,762         2,058,324
   Principal Payments on Notes Payable                                            --                 --       (30,000,000)
   Proceeds - Sale of Stock and Exchange of Warrants                              --                 --        30,682,747
   Net Proceeds from Issuance of Convertible
     Debentures                                                                   --                 --        23,387,500
   Advances - Care Advantage                                              (2,896,632)        (6,802,431)               --
   Payments on Stockholder Notes Payable                                    (500,000)        (6,500,000)      (17,500,000)
   Joint Venture Distribution                                               (100,000)                --                --
   Proceeds of Stockholder Note Payable                                           --                 --        10,000,000
   Proceeds from Sale of Stock                                                 2,000                 --                --
                                                                   -----------------  -----------------  ----------------

   Net Cash Financing Activities                                          (9,978,884)       (13,080,425)       10,511,948
                                                                   ------------------ -----------------  ----------------

   Net [Decrease] in Cash and Cash Equivalents                            (1,720,398)       (18,907,810)       (2,765,848)

Cash and Cash Equivalents - Beginning of Years                             5,649,230         24,557,040        27,322,888
                                                                   -----------------  -----------------  ----------------

   Cash and Cash Equivalents - End of Years                        $       3,928,832  $       5,649,230  $     24,557,040
                                                                   =================  =================  ================

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                      $       5,957,981  $       6,973,133  $      4,788,625
     Income Taxes                                                  $              --  $          86,393  $        826,640

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   The Company entered into capital leases of approximately $1,156,000 during the year ended October 31, 1995.

   During fiscal 1995, subordinated debentures totaling $34,000 were converted into 4,250 shares of the Company's common stock.

   During fiscal 1994, the Company acquired medical equipment of approximately $3,400,000 for a loan as part of an acquisition.

   During fiscal 1995, a $2,500,000 note payable to a stockholder was settled for a cash payment of $500,000 [See Note 19].

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

[A] Organization, Business and Basis of Presentation - Primedex Health Systems,
 Inc. ["PHS" or the "Company"] was incorporated on October 21, 1985 and is principally engaged in the diagnostic imaging business in the state of California.

The accompanying combined and consolidated financial statements include the accounts of PHS, Primedex Corporation ["Primedex"] and Radnet Management, Inc. ["Radnet"]. Radnet is combined and consolidated with Beverly Radiology Medical Group ["BRMG"], Radnet Sub, Inc. ["Radsub"] and three joint ventures: La Habra Imaging Group, Westchester Imaging Group and Wilshire Imaging Group ["Wilshire"] [collectively the "Company"]. Wilshire was closed in late 1994. All intercompany transactions and balances have been eliminated.

Medical services and supervision at Radnet's wholly-owned imaging centers are provided through BRMG, which is owned by two shareholders of PHS and through other various independent physicians and physician groups. Radnet provides non-medical, technical and administrative services including operation of medical equipment, facility maintenance, marketing, advertising, billing and collection, and other financial and administrative services. As compensation for its management and other services at the various centers, Radnet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, Radnet also shares in joint venture income.

For many of the patients serviced at the Company's centers, the cost of the service is borne by third party payors. The difference between the Company's list price for such services and the amount the Company agrees to accept from such third party payors results in contractual adjustments.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutics, Inc. ["ITI"]. For fiscal 1993, the investment was accounted for using the equity method due to the decline in percentage of ownership during the year to 42%. For 1995 and 1994, the Company owned approximately 19% of ITI and accounted for this investment using the cost method, which was $-0- at October 31, 1995 and 1994. In November of 1995, this investment was sold for $143,750.

The Company owns 19% of the outstanding capital stock of Viromedics, Inc. ["VMI"] at October 31, 1995. This investment is accounted for using the cost method, which at October 31, 1995 is $-0-.

[B] Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash and cash equivalents approximates their fair value.

[C] Property, Plant and Equipment and Depreciation and Amortization - Property, plant and equipment are stated at cost, less accumulated depreciation and amortization, and includes equipment held under capital lease agreements. Depreciation is computed by the straight-line method and is based on the estimated useful lives of the various assets ranging from three to forty years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life, using the straight-line method.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
- ------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[D] Accounts Receivable and Allowances - Accounts receivable are stated at gross amounts billed less allowances. A significant portion of the Company's accounts receivable involve third party payors, primarily insurance companies. The Company's collection cycle on accounts receivable from continuing operations extends up to thirty-six months. However, most worker's compensation and personal injury cases have a longer collection cycle. The current portion of accounts receivable are the amounts which are reasonably expected to be collected within a year, based upon historical collection data.

Accounts receivable as of October 31, 1995 are shown net of allowances for doubtful accounts of $19,986,242 of which $15,633,140 has been deducted in current assets and $4,353,102 has been deducted in other assets.

Accounts receivable from continuing operations as of October 31, 1994 are shown net of allowances for doubtful accounts of $16,837,753 of which $11,786,427 has been deducted in current assets and $5,051,326 has been deducted in other assets.

[E] Goodwill - Goodwill is recognized in business combinations accounted for under the purchase method of accounting and represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over twenty years which is the period the Company expects to receive benefits.

Management of the Company evaluates the periods of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. Management also evaluates whether the carrying value of goodwill has become impaired. The evaluation is done by analyzing the projected discounted net cash flows from operations.

Effective for fiscal 1995, the Company has adopted Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" [See Note 6].

[F]  Accrued  Expenses  -  Accrued   expenses   consist   primarily  of  outside
professional services, interest and payroll.

[G] Revenue Recognition and Accrued Revenues - Revenue is recognized at the time services are provided. Accrued revenues consist primarily of services performed prior to period end, which were not billed. Billing is usually completed within the following month.

[H] Reclassification - Certain items from the prior years' financial statements have been reclassified to conform to the current year's presentation.

[I] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had approximately $209,180 and $4,821,137 as of October 31, 1995 and 1994, respectively, with financial institutions subject to a credit risk beyond the insured amount. The Company has not experienced any losses in such accounts.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
- -------------------------------------------------------------------------------



[2] Business Combinations and Acquisitions

In December of 1991, PHS acquired approximately 90% of ITI for $445,000 consisting of cash and a note payable. The acquisition was accounted for as a purchase.

During fiscal 1993, the Company sold approximately 2,000,000 shares of ITI stock for net proceeds of approximately $7,900,000, resulting in a non-operating gain of approximately $7,900,000 for the year. In November of 1993, the Company paid $162,762 to ITI in full payment of the balance from the 1991 purchase of common stock. In December of 1993, a registration statement of ITI was declared effective registering an aggregate of 1,304,224 shares of ITI common stock owned by the Company. In consideration for the filing of the registration statement, the Company granted to the Chief Executive Officer of ITI an option expiring on December 31, 2003 to purchase 575,000 shares of ITI stock owned by the Company at a purchase price of $3.00 per share and granted this officer a proxy during the option term to vote such shares. During fiscal 1994, the Company sold 1,304,224 shares of ImmunoTherapeutics stock for net proceeds of approximately $2,934,504, resulting in a non-operating gain of $2,934,504.

At October 31, 1993, ITI was carried on the equity method at $1,842,723. As of October 31, 1994 and 1995, the Company owned 1,150,001 shares representing approximately a 19% interest which was carried on the cost method, which equaled $-0-. Subsequent to the year end, the shares were sold for $143,750.

The Company acquired certain of the assets and liabilities of Primedex in January of 1992 for $46,250,000 consisting of cash and stock. Primedex was a southern California based medical management company that provided services to medical corporations, which in turn provided medical/legal evaluation services and medical services to worker's compensation claimants. In connection with the purchase, the Company incurred $30,000,000 in debt financing which was repaid in fiscal 1993. The acquisition was accounted for under the purchase method and resulted in goodwill of approximately $7,300,000, which was written off in July 1993 in connection with the discontinuance of Primedex's operations [See Note 20].

In April of 1992, the Company acquired certain assets and liabilities of Radnet for approximately $66,000,000 consisting of stock, cash and a note payable. The Company also loaned $6,000,000 to the sellers [See Note 7]. The acquisition was accounted for under the purchase method resulting in goodwill of approximately $51,500,000.

Radnet  has  acquired  various  percentage   interests  in  imaging  centers  in
transactions accounted for as purchases generally involving a mixture of cash, notes and common stock:

During fiscal 1993, 1994 and 1995, Radnet acquired Santa Clarita Imaging Center Limited Partnership for $102,000 cash.

In April of 1993, the remaining 50% interest in the Northridge Imaging Group Joint Venture was acquired for $2,500,000 consisting of cash and a note. Approximately $575,000 of goodwill resulted from this transaction. The Company renegotiated the $1,500,000 note due in fiscal 1995.

In May of 1993, the assets of Vista X-Ray Laboratory Limited were acquired for $400,000 consisting of cash and common stock, resulting in goodwill of approximately $430,000.

In July 1993, Radnet acquired the assets of two diagnostic imaging centers located in Sacramento, California from Diagnostic Radiological Imaging Medical Group ["DRI"] for approximately $4,049,000 consisting of cash, a note and assumed liabilities resulting in $2,200,000 of goodwill.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
- -------------------------------------------------------------------------------



[2] Business Combinations and Acquisitions [Continued]

In June of 1993, Radnet acquired a 70% interest in Wilshire Imaging Group, L.P. for $357,000 cash resulting in goodwill of $303,000. In late 1994, due to changes in the California worker's compensation system and its direct adverse impact on this clinic's business the operation was closed. As part of the fiscal 1994 restructuring, expenses of approximately $1,300,000 were incurred in the write-off and write-down of certain intangibles and property and equipment.

In October of 1993, Radnet acquired the assets of Valley Imaging Center Limited Partnership for $865,000 in cash and notes resulting in approximately $300,000 of goodwill and in September of 1994, Radnet acquired Stockton Diagnostic Radiology & Ultrasound for $410,000 in cash, a note and assumed capital leases resulting in goodwill of approximately $210,000. The two practices were subsequently merged to consolidate resources and enhance efficiency.

In March of 1994, Radnet acquired the remaining 50% interest in the Ventura Coast Imaging Center Joint Venture for $1,677,000 consisting of cash and a note resulting in goodwill of approximately $242,000.

In April of 1994, Radnet acquired all of the assets of Orange Imaging Medical Center for $150,000 consisting of cash and a note resulting in goodwill of $214,000.

In October of 1994, the assets of Tower Imaging Group ["Tower"] were acquired for $13,265,000 consisting of cash, a note and an assumed liability resulting in goodwill of approximately $9,850,000.

In November of 1994, Radnet acquired the remaining 50% interest in the Lancaster Radiology Medical Group Joint Venture for $872,194 consisting of cash and a note and resulting in goodwill of approximately $215,000.

In January of 1995, the remaining 50% interest of the Antelope Valley MRI, L.P. was acquired for $1,700,000 consisting of cash and a note resulting in goodwill of approximately $2,800,000.

In January of 1995, Radnet acquired the assets of Women's Diagnostic Medical Group for cash of $200,000. The transaction resulted in goodwill of $425,000.

In November of 1995, subsequent to the year end, all of the outstanding capital stock of Future Diagnostics, Inc. ["FDI"] was acquired for $2,345,000 consisting of cash and notes resulting in goodwill of approximately $3,200,000. FDI is in the business of the marketing and utilization review of radiological services.

[3] Marketable Securities

The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 115, "Accounting for Certain Investments in Debt and Equity Securities," at November 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities, trading securities, and available-for-sale securities. In accordance with SFAS No. 115, prior years' financial statements are not to be restated to reflect the change in adopting the new accounting method. There was no cumulative effect as a result of adopting SFAS No. 115 at November 1, 1994.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
- --------------------------------------------------------------------------------


[3] Marketable Securities [Continued]

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at cost which approximates fair value. At October 31, 1995, the Company had no investments that qualified as trading or held to maturity. The Company had no marketable securities at October 31, 1994.

As of October 31, 1995, the Company's investments consist of $5,414,195 of U.S. Government Treasury Bills of which $3,457,488 is classified as cash and cash equivalents and $1,956,707 is classified as a marketable security which matures March 28, 1996.

Sales of available for sale securities held during the year amounted to $522,000. Gains on sale of securities are insignificant. The Company uses specific identification in calculating realized gains and losses.

[4] Fair Value of Financial Instruments

Estimated fair value of the Company's financial instruments [all of which are held for nontrading purposes] are as follows:

                                                                 1 9 9 5                         1 9 9 4
                                                                 -------                         -------
                                                        Carrying          Fair          Carrying           Fair
                                                        Amount           Value          Amount            Value
Cash and Marketable Securities                       $    5,885,539   $    5,885,539  $    5,649,230   $    5,649,230
Debt Maturing within One Year                            14,310,341       14,310,341      12,628,705       12,628,705
Long-Term Debt                                           15,150,661       12,300,000      20,721,001       17,200,000
Subordinates Debentures                                  25,841,000       23,419,927      25,875,000       23,238,782

The carrying amount approximates fair value of cash and marketable securities. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

[5] Property, Plant and Equipment and Depreciation and Amortization

Property, plant and equipment and accumulated depreciation and amortization as of October 31, 1995 and 1994 are as follows:

                                                                            1 9 9 5              1 9 9 4
                                                                            -------              -------
Land                                                                     $     1,763,773     $     1,844,387
Building                                                                       2,373,983           2,398,757
Medical Equipment                                                              6,673,323           8,789,664
Office Equipment and Furniture and Fixtures                                    1,316,548           1,821,710
Leasehold Improvements                                                         2,332,263           1,949,713
Property Held Under Capital Leases                                            12,503,868          17,199,976
                                                                         ---------------     ---------------

Totals                                                                        26,963,758          34,004,207
Less: Accumulated Depreciation and Amortization                               (9,693,726)         (7,250,429)
                                                                         ---------------     ---------------

   Property, Plant and Equipment - Net                                   $    17,270,032     $    26,753,778
   -----------------------------------                                   ===============     ===============

Depreciation   expense  for  fiscal  1995,  1994  and  1993  was   approximately
$4,200,000, $4,200,000 and $3,800,000, respectively.

For property held under capital leases, depreciation expense for the year ended October 31, 1995 was approximately $2,011,000 and the accumulated depreciation was approximately $7,333,000.

Certain assets were written down during fiscal 1995 [See Note 6].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
- ------------------------------------------------------------------------------



[6] Intangible Assets

A breakdown of intangible assets is as follows:

                                                                        Accumulated
                                                          Cost          Amortization            Net

October 31, 1994:

     Goodwill                                        $     65,673,308   $     6,947,819   $     58,725,489
                                                     ----------------   ---------------   ================

     Covenants Not-to-Compete                        $      2,420,618   $       326,113   $      2,094,505
                                                     ----------------   ---------------   ================

October 31, 1995:

     Goodwill                                        $     16,343,942   $       960,998   $     15,382,944
                                                     ----------------   ---------------   ================

Covenants not-to-compete are included in the caption "Other Assets" on the balance sheet.

Amortization expense of approximately $4,400,000, $2,800,000 and $3,100,000 was recognized for the years ended October 31, 1995, 1994 and 1993, respectively.

Effective for fiscal 1995, the Company adopted SFAS No. 121, "Accounting for Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded an impairment loss of $47,744,453 from writing down goodwill, property and equipment and covenants not-to-compete. Facts and circumstances leading to the impairment loss consist principally of the application of the measurement techniques of SFAS No. 121 to the cash flows of the Company's individual imaging centers as it relates to projections of cash flows which are insufficient to justify the carrying values of certain long-lived assets. Fair value was determined for individual centers primarily through estimating the fair value of their property, plant and equipment consisting primarily of medical equipment. The impairment loss recorded is the difference between these estimated fair values and the carrying values of all centers, including goodwill allocated to individual centers in connection with the Radnet acquisition, based on pro-rata estimated fair values at the date of the acquisition. Significant assumptions for the cash flow forecast are a ten year period and insignificant changes to revenues and costs over the projected period.

[7] Due from Related Parties

The amount due from related parties originally consisted of a $6,000,000 loan to the sellers of Radnet [See Note 2]. This loan was originally discounted at a 7% interest rate which resulted in interest income for fiscal 1993 of $374,000. In October 1993, the installment note due February 1994 was extended until August 1994. In August of 1994, the Company and the two former owners agreed to offset approximately $3,000,000 of the loan against $2,500,000 due to them by PHS and the waiver of rights to payments aggregating $500,000. The remaining $3,000,000 receivables were further extended in October of 1994 from February 1, 1995 to February 1, 1997 in consideration for the two individuals agreeing to utilize their personal assets as collateral for future loans. A discount of approximately $500,000 was recorded in fiscal 1994 on the transaction which was reflected as a reduction to interest income.

The notes are secured by stock of PHS, which was issued in connection with the Radnet acquisition.

During fiscal 1995, the Company loaned $87,500 to an officer/stockholder at no interest. Management expects the amount to be collected within a year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
- -------------------------------------------------------------------------------


[8] Income Taxes

The composition of the provision [benefit] for income tax expense consists of:


                                                                               Y e a r s   e n d e d
                                                                               O c t o b e r   3 1,

                                                                 1 9 9 5           1 9 9 4             1 9 9 3
                                                                 -------           -------             -------


Federal:
   Current                                                  $             --  $              --   $              --
   Deferred                                                               --                 --          (3,800,000)

State:
   Current                                                                --                 --                  --
   Deferred                                                               --                 --            (380,000)
                                                            ----------------  -----------------   -----------------

     Totals                                                 $             --  $              --   $      (4,180,000)
     ------                                                 ================  =================   =================

The following is a reconciliation of taxes at the U.S. statutory tax rate to the taxes actually provided:


                                                        Y e a r s   e n d e d
                                                        O c t o b e r   3 1,

                                              1 9 9 5           1 9 9 4             1 9 9 3
                                              -------           -------             -------
Federal Statutory Expense [Benefit] ....   $             --    $              --   $(3,800,000)
Operating Losses with no Current Benefit                 --                   --            --
State Tax ..............................                 --                   --      (380,000)
                                           ----------------   ------------------   -----------

  Actual Tax Expense ...................   $             --   $                    $(4,180,000)
- ----------------------------------------   ================   ==================   ===========

The Company has net operating loss carryforwards of approximately $57,500,000 with the following expiration dates:

Years ended
    2007                                                    $      1,500,000
    2008                                                          21,900,000
    2009                                                          16,900,000
    2010                                                          17,200,000
                                                            ----------------

                                                            $     57,500,000

As a result of these carryforwards and temporary differences relating principally to depreciation, loss accruals and the write off of intangible assets, the Company has a deferred tax asset of approximately $26,000,000, which has been offset by a valuation account of $26,000,000, resulting in a net deferred tax asset of $-0-. Future tax benefits related to these losses have not been recognized because their realization is not assured. In addition, the Company had a significant stock ownership change in fiscal 1995, therefore limiting loss carryovers based upon present Internal Revenue Regulations.

[9] Provision for Closed and Restructured Imaging Centers

During fiscal 1993, a provision of approximately $4,600,000 was recorded for the closing of a center which included the write-off and write-down of leasehold improvements and medical equipment, the accrual of lease cancellation costs, and the write-off of a note receivable from a medical director of the center.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
- -------------------------------------------------------------------------------


[9] Provision for Closed and Restructured Imaging Centers [Continued]

During fiscal 1994, management established a restructuring provision of approximately $3,300,000 to implement an operational restructuring plan developed to strengthen the Company's competitive position. The plan encompasses the consolidation or closure of certain centers, adjustments to certain professional and technical contractual arrangements, changes to the equipment complement and/or service offerings of certain centers, and legal and settlement costs.

[10] Stock Options and Warrants

[A] Stock Options - An incentive stock option plan, which was adopted by the Company and approved by the shareholders, in November of 1992, reserves 2,000,000 shares of the Company's common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations.

In addition, the Company has issued non-qualified stock options from time to time in connection with acquisitions and for other purposes.

The following table summarizes the activity in common shares subject to incentive stock options and non-qualified options for the two years ended October 31, 1995:
                                    Option Price    Shares
                                                    [Thousands]

November 1, 1993 - Balance ..   $   3.50 - $12.00   9,804
   Granted ..................       $        2.50     200
   Exercised ................                  --      --
   Canceled or Expired ......   $   3.50 - $12.00   4,812
                                    -------------   -----

October 31, 1994 - Balance ..   $   2.50 - $12.00   5,192
   Granted ..................       $        .125     800
   Exercised ................                  --      --
   Canceled or Expired ......   $   .125 - $12.00   3,256
                                    -------------   -----

   October 31, 1995 - Balance   $   .125 - $12.00   2,736
                                -   =============   =====


[B] Warrants - At October 31, 1995 and 1994, there were 4,883,901 warrants outstanding to acquire the Company's common stock at $3.50 and $7.43 per share, which expire in June 1997 and January 1998.

[11] Long-Term Debt and Capital Leases

Long-term debt at October 31, 1995 and 1994 consisted of the following:

                                                                                        1 9 9 5           1 9 9 4
                                                                                        -------           -------

Revolving  lines of credits,  one due December 31, 1998 at the bank's prime rate plus 4% [minimum  10%],  one due  December  31, 1997 at the bank's prime rate plus  4-1/2%.  Both  lines are  collateralized  by  substantially  all of the
   Company's assets including
   a first position in substantially all of the accounts receivable.                $     5,977,575  $      4,193,508

Notes payable fixed at 7% to 15%, due through July 2002,
   collateralized by medical equipment.                                                  11,871,149        14,005,880

Note payable bearing interest at 9.25% and 12%, due in 2005
   and 1998, respectively, secured by real estate.                                        2,085,175         2,094,075
                                                                                    ---------------  ----------------

   Totals - Forward                                                                 $    19,933,899  $     20,293,463

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
- -------------------------------------------------------------------------------



[11] Long-Term Debt and Capital Leases [Continued]


                                                                                        1 9 9 5           1 9 9 4
                                                                                        -------           -------
Totals - Forwarded                                                                  $    19,933,899  $     20,293,463

Notes payable, at 8% and 7%, due through 1999 and 1995,
   respectively.  Secured by Joint Venture accounts receivable.                           1,077,242         1,471,243

Obligation from the Tower Acquisition                                                     8,449,861         9,085,000

Obligations under capital leases, collateralized by medical equipment and office equipment  originally  costing  approximately  $15,400,000  and  $17,000,000, respectively, payable in various monthly installments including interest at
   various rates from 6% to 19% through 2002.                                            14,845,514        18,684,149

Note Payable - Stockholder [See Note 19].                                                        --         2,500,000
                                                                                    ---------------  ----------------

Totals                                                                                   44,306,516        52,033,855
Less:  Current Portion                                                                   17,565,435        17,371,927
                                                                                    ---------------  ----------------

   Totals                                                                           $    26,741,081  $     34,661,928
   ------                                                                             =============  ================

Under one of the revolving line of credit agreements, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $7,000,000 or the prior 120 days' cash collections. This credit line is additionally collateralized by a $5,000,000 life insurance policy on a shareholder. At October 31, 1995, by formula, the Company had approximately $712,000 in available credit under this line of credit. The prime rate at October 31, 1995 and 1994 was 8.75% and 7.75%, respectively; the rate per the agreement is prime plus 4%, with a minimum of 10%, which amount was reduced to prime plus 3% subsequent to the year end. Under the second revolving line of credit agreement due December 31, 1997, the Company may borrow the lesser of 75% of the eligible accounts receivable, $4,000,000 or the prior 120 days' cash collection. This credit line is collateralized by approximately 80% of Tower's accounts receivable. At October 31, 1995, the Company had approximately $483,000 in available credit under this line of credit. The prime rate under this line of credit was 8.75% at October 31, 1995. Subsequent to year end, the rate on this loan was reduced from prime plus 4 1/2% to prime plus 3 1/2%.

Principal payments under the obligation from the Tower Acquisition is payable monthly at the rate of 8% of the cash receipts from centers which are managed by the Company under the Tower management agreement plus interest at 5%. The rate of principal payment was increased from 6.9% of cash receipts in February of 1996.

In January of 1996, the Company entered into a third line of credit for the lesser of 80% of the eligible accounts receivable of FDI, $1,000,000 or the prior 60 days collections of this subsidiary.

Terms of a capital lease financing agreement require PHS to limit amounts it can receive from Radnet.

Buy out provisions range from a dollar to fair market value.

In July of 1995, the Company suspended making payments on notes totaling $5,158,031 and is technically in default on the debt. The Company is currently negotiating for a reduction and/or extension of the amount due. The entire amount is classified as a current liability.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
- -------------------------------------------------------------------------------



[11] Long-Term Debt and Capital Leases [Continued]

The following schedule shows the future maturities of long-term debt exclusive of capital leases:

     Years ended
     October 31,
         1996      $14,310,340
         1997        2,869,913
         1998        2,970,039
         1999        3,035,526
         2000        1,902,046
         Thereafter  4,373,138
                     -----------

           Total   $29,461,002
           ------   ===========

The Company leases property under capital leases. The following schedule shows the minimum lease payments under capital leases as of October 31, 1995:

     Years ended
     October 31,
        1996                                           $         4,700,563
        1997                                                     4,030,391
        1998                                                     3,939,138
        1999                                                     2,952,456
        2000                                                     1,151,996
        Thereafter                                               2,107,422
                                                           -------------------
        Total                                                   18,881,966
        Less:  Amount Representing Interest                      4,036,452

           Total                                       $        14,845,514
           -----                                           ===================

[12] Commitments and Contingencies

[A] Leases - The Company and its subsidiaries have noncancellable operating leases for use of their facilities and certain medical equipment. The leases require payment of various expenses as additional rent and expire at various times through 2003. Certain leases contain renewal options and escalation clauses. Minimum annual rentals under the leases are as follows:

                             Total            Equipment             Facilities
     October 31,
       1996           $      4,777,132    $        428,210   $       4,348,922
       1997                  3,852,349             276,403           3,575,946
       1998                  3,584,434              75,500           3,508,934
       1999                  2,790,403              16,275           2,774,128
       2000                  1,618,384                  --           1,618,384
       Thereafter            2,409,618                  --           2,409,618
                       ----------------    ----------------   -----------------

          Total       $     19,032,320    $        796,388   $      18,235,932
          -----       ================    ================   =================

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
- ------------------------------------------------------------------------------



[12] Commitments and Contingencies [Continued]

[A] Leases [Continued] - Total rent expense, including equipment rentals, for the years ended October 31, 1995 and 1994 amounted to approximately $4,500,000 and $3,900,000, respectively.

[B] Salary and Consulting Contractor Agreements - The Company has a variety of arrangements for payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements including a percentage of revenue collected from 15% to 20%, fixed amounts per periods, and combinations thereof.

The Company also has employment agreements with officers and key employees at annual compensation rates ranging from $100,000 to $275,000 and for periods extending up to six years. Total commitments under the agreements are approximately $4,600,000 as of October 31, 1995.

[C] Other - The Company has committed to expenditures of approximately $1,250,000 over the next year to develop a centralized scheduling, transcription, billing and collection system. A major supplier of equipment has agreed to provide financing for substantially all of the project.

The Company has guaranteed the salary payments under an employment contract of an employee of Care Advantage, Inc. [See Note 21]. Total payments under the contract as negotiated are $625,000.

[13] Litigation

At November 1, 1993, the Company was a defendant in a putative class action pending in the United States District Court for the District of New Jersey. In March 1994, the court denied the plaintiffs' initial motion for class certification. The plaintiffs subsequently amended the Consolidated Class Action Complaint and in July 1994, filed a Second Amended and Consolidated Class Action Complaint in the matter. In the Second Consolidated Complaint, the plaintiffs named as defendants, the Company, the Company's former principal stockholder, an entity allegedly controlled by the former principal stockholder, the underwriter of the Company's December 1992 and June 1993 public offering, a broker dealer and its President, and another publicly owned corporation.

In the Second Consolidated Complaint, the plaintiffs identified certain alleged "control" companies and alleged that the defendants violated the federal securities laws and the Racketeer Influenced Corrupt Organizations ["RICO"] Act by initiating and/or joining in a conspiracy to manipulate and inflate the market prices of the "control" companies. The Second Consolidated Complaint claims damages as well as punitive damages [including treble damages under "RICO"], interest, attorneys' fees and costs, all of which are unspecified in amount. In September of 1994, the court certified the matter as a class action. Four of the defendants have subsequently filed for protection from creditors pursuant to the federal bankruptcy laws.

Management contends that the Company was not a party to any conspiracy and did not engage in any illegal course of conduct. Management believes that the Second Consolidated Complaint is without merit with regard to the Company and intends to contest it vigorously. However, as the proceeding is currently in the early discovery stage, management is unable to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
- -------------------------------------------------------------------------------




[13] Litigation [Continued]

In March 1993, management of the Company's Primedex subsidiary was made aware of the prior issuance of a subpoena by a federal grand jury in Los Angeles to obtain certain records of Primedex in conjunction with a federal investigation of an unrelated company. Subsequently, the Company was advised of accusations of alleged health care fraud against the subsidiary which are being investigated in the federal investigation in response to complaints made by undisclosed third parties. In December of 1992, a number of Primedex locations, as well as at least 40 locations of other worker's compensation healthcare providers, were searched by representatives of the Los Angeles District Attorney's office in connection with an investigation of an advertising service previously used by Primedex's affiliated entities and the other providers concerning possible violations of California law in connection with referral of patients. In June of 1994, additional searches of the premises of the Company and its Primedex and Radnet subsidiaries were conducted by representatives of the Los Angeles District Attorney's office pursuant to a sealed affidavit which management has been unable to examine, alleging violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. Management believes that Primedex's operations have been and are in compliance with applicable law, is unaware of any illegal activities of the Company or its subsidiaries and is fully cooperating with the Los Angeles District Attorney's office in connection with its investigation.

In connection with its cessation of operations at certain of its imaging centers, lawsuits have been filed against Radnet by the lessors of the properties for past due rent, future rent and damage to the premises plus costs. The monthly rent through the lease expiration dates totals approximately $2,200,000. Radnet has asserted certain defenses in the lawsuits and has accrued approximately $1,300,000 for past due rent.

In October 1995, the Company and Radnet were sued in a Cross-Complaint by a number of individuals and entities led by Medical Imaging Center of Los Angeles ["MICLA"]. The litigation relates to an imaging center which was closed in late 1994 [See Note 2]. MICLA was one of the two limited partners of the entity which owned the center. In late 1994, due to changes in the California Workers' Compensation system and the adverse impact of these changes upon the centers facility's business, a decision was made to close the facility. Since that time, a dispute has arisen among the parties concerning the payment of the liabilities of the operation. The major lender and equipment lessor for the facility brought a lawsuit against MICLA and others, not including Radnet or the Company. MICLA and others named as defendants filed a Cross-Complaint against the Company and Radnet which seeks damages in an amount which is presently unascertainable but which is in excess of $1,000,000, punitive damages and treble damages. The lawsuits is in the discovery phase. Radnet and the Company will continue to vigorously defend against the claims raised in this lawsuit, and have filed a Counter-Claim against MICLA and others seeking, among other remedies, the rescission of the transaction in which the Company acquired its interest in the entity which operated the imaging center. No assurances or predictions can be given at this time regarding the probable outcome of this litigation.

The Company is currently a party to certain other litigation, none of which is deemed material in nature.

[14] Investment in VMI

In November of 1990, the Company purchased 51% of Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products, the parent of VMI, exercised its right to repurchase one-half of the stock from PHS at a price of $700,000, after which the Company owned 25.5% of VMI's outstanding capital stock. During fiscal 1992, the Company wrote-off its investment in VMI as research and development costs. At October 31, 1995, PHS owns 19% of VMI, which is valued at $-0-.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
- --------------------------------------------------------------------------------



[15] Capital Transactions

[A] As of October 31, 1994, the former principal stockholder was the owner of 10,300,000 shares which represented approximately 26% of the outstanding shares of the Company for the year. During the year ended October 31, 1995, this stockholder sold 10,000,000 of his shares to a principal stockholder who is also an officer and a director of the Company.

[B] On November 17, 1992, the Company increased the number of authorized shares of common stock, $.01 par value, from 50,000,000 to 100,000,000 shares.

[C] As of January 21, 1993, the Company sold 7,589,010 shares of common stock in a public offering for net proceeds of $30,493,525 after underwriting discounts and commissions. In connection with this public offering, the underwriter received warrants to purchase 758,901 shares of common stock at $7.43 per share. Substantially all of the offering proceeds were utilized to retire $30,000,000 of bank debt from the Primedex acquisition.

[D] During fiscal 1995, debentures totaling $34,000 were converted into 4,250 shares of common stock.

[F] In October of 1995, the Company sold 200,000 shares at $.01 per share to two officers of the Company. In connection with the sale, compensation of $18,000 was recorded.

[G] Subsequent to the year end, the Company purchased 1,050,000 shares of its common stock for an aggregate purchase price of $337,722.

[16] Loss Per Share

Net loss per share is based on the weighted average number of shares of common stock outstanding during each period of 40,031,461, 40,026,510 and 38,260,311 for fiscal 1995, 1994 and 1993, respectively. No dual presentation of loss per share is presented because inclusion of common stock equivalents would be antidilutive.

[17] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board [APB] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial statement note disclosure purposes in any event. The accounting requirements of SFAS No. 123, if adopted by the Company, will be effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

On December 30, 1994, the American Institute of Certified Public Accountants issued Statement of Position [SOP] 94-6, "Disclosure of Certain Significant Risks and Uncertainties," the provisions of which are effective for financial statements issued for fiscal years ending after December 15, 1995. In general, SOP 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significant expansion of its financial statement note disclosure as a result of SOP 94-6.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
- -------------------------------------------------------------------------------


[18] Subordinated Debenture Offering

In June of 1993, the Company's registration statement for a total of $25,875,000, for 10% Series A Convertible subordinated debentures due 2003 was declared effective by the Securities and Exchange Commission. The net proceeds to the Company were approximately $23,000,000. Costs of $2,800,000 are being amortized over ten years and are classified as other assets. The amortization expense for fiscal 1995, 1994 and 1993 was approximately $298,495, $298,545 and $122,708, respectively. Interest expense for fiscal 1995, 1994 and 1993 was $2,584,100, $2,587,500 and $898,435, respectively.

During fiscal 1995, debentures totaling $34,000 were converted into 4,250 shares of common stock.

[19] Notes Payable - Stockholders

On January 28, 1993, the Company's four principal shareholders agreed to lend an aggregate $12,500,000 to the Company for working capital purposes in consideration for secured notes issued, either directly, for cash, for the release of debt obligations owed to the Company in connection with the Radnet acquisition [See Note 7] or for the application of funds escrowed in connection with the Primedex acquisition.

Each secured note was due in eighteen months with interest at 10%. In July of 1994, one shareholder was paid $3,500,000 and agreed to accept the $4,000,000 balance in twelve equal installments, plus interest at 10%. In August of 1994, this shareholder accepted a $3,000,000 lump sum payment in full settlement of the balance. The difference of $1,000,000 was credited to paid-in-capital. In consideration of this agreement, the other three noteholders agreed to defer amounts due them on similar terms. Two shareholders who were owed a total of $2,500,000, agreed to offset this liability against monies owed by them to Radnet [See Note 7]. In November of 1994, the fourth shareholder, who was owed $2,500,000 and who had a contingent right to receive an additional $2,500,000 held in escrow in connection with the Primedex acquisition, entered into an agreement with the Company whereby his liability was satisfied by a payment to him of $500,000, and the release of the $2,500,000 held in escrow. The difference of $2,000,000 was credited to accrued estimated closing costs and subsequently written off in connection with the sale of Primedex [Note 20]. Interest expense relating to these notes for fiscal 1995, 1994 and 1993 was $-0-, $1,033,000 and $931,000, respectively.

[20] Discontinued Operations - Primedex

On July 29, 1993, the Company commenced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry.

Effective July 31, 1995, the Company sold substantially all of the assets of Primedex to an unrelated party for approximately $9,448,000 cash resulting in a loss of $3,813,314. The assets of Primedex which were sold consisted primarily of net accounts receivable of $22,087,072 and net property and equipment of $605,138. Accrued estimated closing costs of $9,100,000 were written-off in connection with the sale.

The accrued estimated closing costs as of October 31, 1995 and 1994, which are estimated through the final disposition date of the Primedex subsidiary, consist of the following:

                                             1 9 9 5              1 9 9 4
                                             -------              -------

     Salaries and Consultants        $            --     $      5,000,000
     Interest                                     --            1,900,000
     Depreciation                                 --              700,000
     Rent and Occupancy Costs                275,000            1,500,000
     Other Expenses                          450,000            3,011,000
                                     ---------------     ----------------

       Total                         $       731,000     $     12,111,000
       -----                         ===============     ================

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
- -------------------------------------------------------------------------------


[20] Discontinued Operations - Primedex [Continued]

The Company allocated interest to discontinued operations based on debt that was identified as specifically attributed to those operations.

The amounts allocated are as follows:

                                                                                                    Year ended
                                                                                                    October 31,
                                                                                                       1 9 9 3

     1.  Pre-Measurement date income or loss from discontinued operations                          $          149,129
                                                                                                   ==================

     2.   Post-Measurement date estimated loss on disposal                                         $        3,570,870
                                                                                                   ==================

The operating loss for the Primedex subsidiary prior to July 29, 1993, the measurement date, of $141,019 is shown separately in the accompanying income statement. Net revenues of the Primedex subsidiary for the year ended October 31, 1993 were approximately $25,000,000. These amounts are not included in the net revenues in the accompanying statements of operations.

Discontinued operations on the statement of operations are shown net of the following tax expense [benefit]:

                                                                              Y e a r s    e n d e d
                                                                                O c t o b e r  3 1,

                                                                   1 9 9 5            1 9 9 4          1 9 9 3
                                                                  -------            -------          -------
   Estimated Loss on Discontinued Business
     Segment During Phase-out Period                            $             --  $            --  $    (7,020,000)
                                                                ================  ===============  ================

[21] Acquisition and Discontinued Operations - Spin-Off of Care Advantage, Inc.

On December 23, 1993, the Company acquired Care Advantage Health Systems ["CAHS"] [formerly known as Advantage Health System, Inc.], a newly organized corporation formed to provide medical and surgical utilization review for providers of health insurance. The purchase price was paid for as follows:
$6,000,000 cash, and options exercisable to purchase an aggregate 1,000,000 shares of PHS common stock at an exercise price of $9.00 per share. In August of 1994, Care Advantage, Inc., ["Care Ad"] a wholly-owned subsidiary of PHS, was incorporated in Delaware as a holding company to own all of the issued and outstanding common stock of CAHS.

On October 28, 1994, the Company declared a dividend of 40,026,510 shares of the common stock of CareAd to stockholders of record at the close of business on November 7, 1994, a rate of one share of Care Advantage common stock for each share of PHS common stock owned. An additional 1,700,000 shares of Care Advantage common stock was retained by the Company.

In January of 1995, the Company and CareAd executed a Separation Agreement concerning additional financial support to be provided by the Company, the transfer of certain Company senior management, and the disposition of the 1,700,000 shares of CareAd common stock retained by the Company. The separation agreement was amended on April 24, 1995 [the "Revised Separation Agreement"]. As part of the Revised Separation Agreement, the Company agreed to a capital contribution of $9,699,973 of past and future advances. Concerning the 1,700,000 shares of CareAd common stock, the Company agreed to file for a registered exchange offer under the Securities Act of 1933 with the Securities and Exchange Commission within eighteen months after the distribution, offering the holders of the Company's debentures the right to exchange the debentures for the 1,700,000 shares, and possibly other consideration. CareAd has agreed, within eighteen months after the completion of the exchange offer and subject to certain conditions, to file a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission registering any of the shares not distributed, and the Company has agreed to sell such shares. The Company has agreed that CareAd's Board of Directors will hold all voting rights of the shares until final disposition.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
- -------------------------------------------------------------------------------


[21] Acquisition and Discontinued Operations - Spin-Off of Care Advantage, Inc.
 [Continued]

Operating results of the discontinued operations of CareAd for fiscal 1994 are:

Gross Revenue                                                $            --
Operating Expenses                                                 3,370,771
                                                             ---------------

   Net [Loss]                                                $    (3,370,771)
   ----------                                                 ===============

At October 31, 1994, the net assets of CareAd were:

Assets:
   Current                                                   $     4,585,149
   Property and Equipment - Net                                       75,340
   Goodwill                                                        5,285,714
   Other Assets                                                       38,002
                                                             ---------------

   Total                                                           9,984,205
Current Liabilities                                                  551,545

   Net Assets                                                $     9,432,660
   ----------                                                ===============

[22] Other Employee Benefit Plans

The Company adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable amount under the tax law, which was $9,240 for 1995. The plan does not require a matching contribution by the Company. Employee contributions are fully vested immediately.

[23] Extraordinary Item

During fiscal 1995, the Company settled a note payable with a lump sum payment that resulted in a $228,485 gain. The Company also restructured debt that resulted in a $712,399 gain. There was no income tax effect or after-tax effect on earnings per share on these transactions.

[24] Going Concern

The Company has suffered recurring Losses from operations, has negative working capital, and has defaulted on certain loans which raises substantial doubt about its ability to continue as a going concern.

Management has taken the following steps to revise its operating and financial condition, which it believes are sufficient to provide the Company with the ability to continue in existence:

In fiscal 1996, the Company expects to increase its net revenues and cash flows through the November 1995 acquisition of Future Diagnostics, Inc. In addition, net revenues are expected to increase in the entity's Tower division due to increased marketing efforts. Cash flows from the Company's Tower accounts receivable should improve in fiscal 1996 as collections from the receivables improve.

The Company is presently negotiating with an outside lender to establish new terms on $5.2 million of debt on which it has defaulted. Management expects to settle the negotiation on terms favorable to the Company.

The ability of the Company to continue is dependent on the success of these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
                                         .  .  .  .  .  .  .  .  .  .  .  .  .

                          INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE


To the Stockholders and Board of Directors of Primedex Health Systems, Inc.
   New York, New York

                  Our report on the consolidated financial statements of Primedex Health Systems, Inc. and its affiliates is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related accompanying financial statement Schedule II -Valuation and Qualifying Accounts.

                  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







                          MORTENSON AND ASSOCIATES, P. C.
                          Certified Public Accountants.
Cranford, New Jersey
January 12, 1996

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- -------------------------------------------------------------------------------




                                                                            Additions
                                                    Balance at       Charged       Charged to      Deductions        Balance at
                                                    Beginning        Against         Other              from            Close
                                                    of Period        Income       Accounts [A]       Reserves         of Period

For the period ended October 31, 1995:
   Allowances [Deducted from Accounts
   Receivable Short-Term]                          $   11,786,427   $   32,177,329  $      72,022  $    28,402,638  $   15,633,140
                                                   ==============   ==============  =============  ===============  ==============

Allowances [Deducted from Accounts
   Receivable Long-Term]                           $    5,051,326   $   11,361,928  $      25,431  $    12,085,583  $    4,353,102
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Goodwill [See Note 6]              $    6,947,819   $    3,851,567  $          --  $     9,838,388  $      960,998
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Other Intangibles
   [See Note 6]                                    $      326,113   $      193,780  $          --  $       519,893  $           --
                                                   ==============   ==============  =============  ===============  ==============



[A]    Addition due to acquisitions.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- ------------------------------------------------------------------------------



                                                                          Additions
                                                    Balance at       Charged       Charged to      Deductions        Balance at
                                                    Beginning        Against         Other              from            Close
                                                    of Period        Income       Accounts [A]       Reserves         of Period

For the period ended October 31, 1994:
   Allowances [Deducted from Accounts
   Receivable Short-Term]                          $   10,935,736   $   24,852,187  $      81,958  $    24,083,454  $   11,786,427
                                                   ==============   ==============  =============  ===============  ==============

Allowances [Deducted from Accounts
   Receivable Long-Term]                           $    4,650,427   $   10,650,937  $      35,125  $    10,285,163  $    5,051,326
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Goodwill [See Note 4]              $    4,361,173   $    2,608,074  $          --  $        21,428  $    6,947,819
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Other Intangibles
   [See Note 4]                                    $      354,489   $      243,224  $          --  $       271,600  $      326,113
                                                   ==============   ==============  =============  ===============  ==============



[A]    Addition due to acquisitions.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
- ------------------------------------------------------------------------------


                                                                            Additions
                                                    Balance at       Charged       Charged to      Deductions        Balance at
                                                    Beginning        Against         Other              from            Close
                                                    of Period        Income       Accounts [A]       Reserves         of Period
For the period ended October 31, 1993:
   Allowances [Deducted from Accounts
   Receivable Short-Term]                          $   17,995,278   $   24,493,903  $     907,326  $    32,406,771  $   10,935,736
                                                   ==============   ==============  =============  ===============  ==============

Allowances [Deducted from Accounts
   Receivable Long-Term]                           $   17,609,773   $   10,474,244  $     388,854  $    23,822,444  $    4,650,427
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Goodwill [See Note 4]              $    1,550,000   $    2,811,173  $          --  $            --  $    4,361,173
                                                   ==============   ==============  =============  ===============  ==============

Amortization of Other Intangibles
   [See Note 4]                                    $      190,000   $      220,000  $          --  $        55,511  $      354,489
                                                   ==============   ==============  =============  ===============  ==============



[A]    Addition due to acquisitions.

                                             PRIMEDEX HEALTH SYSTEMS, INC.

                                                       PART III

Item 10.         Directors and Executive Officers of the Registrant

           (Information required by Item 10 with respect to directors and executive officers is incorporated by reference from the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Stockholders or from an amendment on Form 8 to this Report which proxy statement or amendment will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1995.)


Item 11.         Executive Compensation

           (Information required by Item 11 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Stockholders or from an amendment on Form 8 to this Report which proxy statement or amendment will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1995.)


Item 12.         Security Ownership of Certain
                 Beneficial Owners and Management

           (Information required by Item 12 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Stockholders or from an amendment on Form 8 to this Report which proxy statement or amendment will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1995.)



Item 13.         Certain Relationships and Related Transactions

           (Information required by Item 13 is incorporated by reference from the Company's proxy statement to be issued in connection with its 1996 Annual Meeting of Stockholders or from an amendment on Form 8 to this Report which proxy statement or amendment will be filed with the Securities and Exchange Commission not later than 120 days after October 31, 1995.)

                                                        PART IV

Item 14.         Exhibits, Financial Statement
                 Schedules and Reports on Form 8-K

           (a) Financial Statements - The following financial statements are filed herewith:

                                                                  Page to Page

           Independent Auditor's Report.........................  F-1

           Consolidated Balance Sheets..........................  F-2..F-3

           Consolidated Statements of Operations................  F-4..F-5

           Consolidated Statements of Stockholders' Equity......  F-6

           Consolidated Statements of Cash Flows................  F-7..F-8

           Notes to the Consolidated Financial Statements......  F-9..F-24

               Schedules - The following financial statement schedules are filed herewith:

           Independent Auditor's Report on Supplemental Information.   S-1

           Schedule VIII - Valuation and Qualifying Accounts........S-2..S-4

           (b)  Exhibits  -  The  following   exhibits  are  filed  herewith  or
incorporated by reference herein:

                                                               Incorporated by
              Exhibit No.            Description of Exhibit    Reference to

                3.1.1         Certificate of incorporation,             (A)
                              as amended

                3.1.2         November 17, 1992 amendment to            (A)
                              the Certificate of Incorporation

                3.2           By-laws

                4.1           Form of Common Stock                     (AA)
                              Certificate

                4.2           Form of Indenture between                 (B)
                              Registrant and American Stock
                              Transfer and Trust Company as
                              Incorporated by Indenture Trustee with
                              respect to the 10% Series A Convertible
                              Subordinated Debentures due 2003

                4.3           Form of 10% Series A Convertible          (B)
                              Subordinated Debenture Due
                              2003 (Included in Exhibit 4.2)

                                                               Incorporated by
              Exhibit No.            Description of Exhibit       Reference to


                10.1          Agreement and Plan of                     (C)
                              Reorganization, dated as of
                              April 30, 1992 by and among
                              PHS, CCC Franchising Acquisition
                              Corp. II ("New RadNet"), RadNet
                              Management, Inc., Beverly Hills
                              MRI, Dr. Berger and Dr. Krane

                10.2          Partnership Purchase                      (C)
                              Agreement, dated as of April 30,
                              1992 by and among PHS, New RadNet
                              and Dr. Berger and Dr. Krane

                10.3          Promissory Note dated June 12,            (C)
                              1992 ("Purchaser Note")
                              issued by New RadNet in the
                              principal amount of $10,000,000
                              payable to Dr. Berger ("Purchaser
                              Note").  (An identical note
                              payable to Dr. Krane was issued
                              to him.)

                10.4          PHS Guarantee, dated as of                (C)
                              June 12, 1992, of payment of
                              the Purchaser Notes

                10.5          Stock Pledge Agreement,                   (C)
                              dated as of June 12, 1992
                              pursuant to which PHS as
                              pledgor pledged the
                              outstanding capital stock
                              of New RadNet to Drs.
                              Berger and Krane to secure
                              its guarantee

                10.6          Secured Promissory Note,                  (C)
                              dated June 12, 1992 ("Sellers'
                              Note") issued by Drs. Berger
                              and Krane, jointly, in the
                              principal amount of $6,000,000
                              payable to New RadNet

                10.7          Stock Pledge Agreement                    (C)
                              dated as of June 12, 1992
                              pursuant to which Drs. Berger
                              and Krane as pledgors pledged
                              the 5,000,000 shares of PHS
                              Common Stock issued to them in
                              the acquisition, to PHS to
                              secure repayment of the
                              Sellers' Note




                                                                                              Incorporated by
              Exhibit No.            Description of Exhibit                                    Reference to


                10.8          Employment Agreement dated as of June 12,                             (C)
                              1992 between New RadNet and Howard G.
                              Berger.  (Dr. Krane executed a substantially
                              identical employment agreement with New
                              RadNet on said date.)

                10.10         Employment Agreement dated as of May 2,                               (D)
                              1995 between PHS and Herman Rosenman (to
                              serve as chief executive officer of New RadNet)

                10.11         Asset Purchase Agreement dated as of                                  (D)
                              October 1, 1994 between the Tower Group and
                              RadNet Sub

                10.12         Management Agreement dated as of                                      (D)
                              October 1, 1994 between the Tower
                              Group and RadNet Sub

                10.15         Stock Purchase Agreement dated as of                                  (D)
                              November 9, 1993 for the acquisition of
                              Advantage Health Systems, Inc. ("AHS")
                              between PHS, John T. Lincoln and
                              Paul G. Shoffeitt

                10.16         Employment Services Agreement dated                                   (D)
                              November 9, 1993 between AHS and
                              Paul G. Shoffeitt (John T. Lincoln executed
                              a similar employment services agreement with
                              AHS on the same date)

                10.17         Deposit Agreement for stock dividend of CareAd                        (D)
                              common stock dated October 31, 1994 among
                              Midlantic Bank, N.A., PHS and CareAd

                10.18         Separation Agreement dated January 31,                                (D)
                              1995 between PHS and CareAd

                10.19         Separation Agreement dated April 20,                                  (E)
                              1995 between PHS and CareAd

                10.20         Stock Purchase Agreement made as                                      (E)
                              of June 2, 1995 among PHS, CareAd,
                              Howard G. Berger and Robert E. Brennan

                10.21         Medical Receivable Purchase and Sale Agreement                        (F)
                              made as of July 31, 1995 between Bristol A/R and
                              Primedex Corporation (relating to the sale of the
                              Primedex Corporation portfolio of workers'
                              compensation receivables)


                                                                                              Incorporated by
              Exhibit No.            Description of Exhibit                                    Reference to

                10.22         Employment Agreement dated as of September 14,                         *
                              1995 between PHS and Steven R. Hirschtick

                10.23         First Amendment dated September 14, 1995                               *
                              between PHS and Herman Rosenman (consented to
                              by RadNet), to Employment Agreement dated as of
                              May 2, 1995 between PHS and Herman Rosenman

                10.24         Incentive Stock Option Agreement dated as of                           *
                              July 21, 1995 between PHS and Steven R. Hirschtick

                10.25         Incentive Stock Option Agreement dated as of                           *
                              July 21, 1995 between PHS and Herman Rosenman

                10.26         Stock Purchase Agreement dated as of November 14,                      *
                              1995 among PHS, RadNet Managed Imaging Services,
                              Inc. ("RMIS"), Future Diagnostics, Inc. ("FDI")and
                              the shareholders of FDI relating to the purchaseby
                              RMIS of all of the outstanding stock of FDI
- -------------
                (A)  Incorporated  by  reference  to  exhibit  filed  with  PHS'
Registration Statement on Form S-1 (File No. 33-51870).
                (AA)  Incorporated  by  reference  to  exhibit  filed  with PHS'
Registration Statement on Form S-3 File No. 33-73150).
                (B)  Incorporated  by  reference  to  exhibit  filed  with  PHS'
Registration Statement on Form S-3 (File No. 33-59888).
                (C)  Incorporated  by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992.
                (D)  Incorporated by reference to exhibit filed with PHS' annual report on Form 10-K for the year ended October 31, 1994.
                (E)  Incorporated  by reference to exhibit  filed with PHS' Form
                8-K report for June 5, 1995.  (F)  Incorporated  by reference to exhibit filed with PHS' Form 8-K report for August 4,
1995.
                (*) To be filed by amendment.


22             Subsidiaries               PHS % Ownership State of Incorporation
               ------------               --------------- ----------------------

          Primedex Corporation                100%           California
          RadNet Management, Inc.             100%           California
          RadNet Managed Imaging Services,
          Inc.                                100%           California
          RadNet Sub, Inc.                    (a)            California
          Future Diagnostics, Inc.            (b)            California
- -----------
           (a)   Wholly-owned subsidiary of RadNet Management, Inc.
           (b)   Wholly-owned subsidiary of RadNet Managed Imaging Services,Inc.

           PHS also owns approximately 19% of the outstanding common stock of Viromedics, Inc., a Delaware corporation and approximately 4% of the outstanding common stock of CareAdvantage, Inc., a Delaware corporation.

           (c) Reports on Form 8-K - During the quarter  ended October 31, 1995,
PHS did not file any current report on Form 8-K except for a current report on Form 8-K for August 4, 1995 to report the sale of the portfolio of Workers'
Compensation receivables of its Primedex Corporation subsidiary.





                                                      SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                                      PRIMEDEX HEALTH SYSTEMS, INC.


Date February 6, 1996                                /s/Herman Rosenman
                                                     Herman Rosenman, President,
                                                     Principal Executive Officer



Date February 6, 1996                                /s/Howard G. Berger
     ----------------                               -------------------
                                                    Howard G. Berger, Treasurer,
                                                    Principal Financial Officer



Date February 6, 1996                               /s/John J. Corrigan
     ----------------                               -------------------
                                                    John J. Corrigan, Principal
                                                    Accounting Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




By /s/Howard G. Berger
     Howard G. Berger, Director

Date February 6, 1996



By /s/Wilfredo Caraballo
    Wilfredo Caraballo, Director

Date February 6, 1996



By /s/Herman Rosenman
    Herman Rosenman, Director

Date February 6, 1996

