Form 10-Q
period 1995-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1996-04-04
CIK 790526

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington D.C. 20549
                               ---------

                               FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended      July 31, 1995    Commission File Number 0-19019

                     PRIMEDEX HEALTH SYSTEMS, INC.
        (Exact name of registrant as specified in its charter)

            New York                              13-3326724
           (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)     Identification No.)

           1516 Cotner Avenue
           Los Angeles, California                   90025
           (Address of principal executive offices)(Zip code)

Registrant's telephone number, including area code:     (310) 478-7808


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X      No

 Number of shares outstanding of the issuer's common stock, as of September 18, 1995 was 40,030,260.

Item 1:  Financial Statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS [UNAUDITED]
- -------------------------------------------------------------------



                                                               July 31,    October 31,
                                                               1 9 9 5      1 9 9 4

Assets:
Current Assets:
      Cash and Cash Equivalents ........................   $  2,019,312   $  5,649,230
      Accounts Receivable - Net ........................     15,974,464     14,305,238
      Accounts Receivable - Net -
       Discontinued Operation ..........................           --       12,171,228
      Due from Sale of Accounts Receivable Portfolio ...      9,448,061           --
      Accrued Revenue ..................................        645,245        946,170
      Prepaid and Other Current Assets .................        285,474        529,663
                                                           ------------   ------------

      Total Current Assets .............................     28,372,556     33,601,529
                                                           ------------   ------------

    Property, Plant and Equipment - Net ................     22,253,749     26,753,778
                                                           ------------   ------------

    Property, Plant and Equipment -
      Net - Discontinued Operation .....................           --          778,887
                                                           ------------   ------------

    Other Assets:
      Accounts Receivable - Net ........................      6,439,545      6,130,816
      Accounts Receivable - Net - Discontinued Operation           --       19,630,067
      Due from Related Parties .........................      2,522,097      2,490,703
      Goodwill - Net ...................................     57,168,836     58,725,489
      Other Assets .....................................      5,222,473      5,439,424
                                                           ------------   ------------

      Total Other Assets ...............................     71,352,951     92,416,499
                                                           ------------   ------------

      Total Assets .....................................   $121,979,256   $153,550,693




See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS [UNAUDITED]
- -------------------------------------------------------------------



                                                    July 31,   October 31,
                                                     1 9 9 5    1 9 9 4

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                $3,214,629  $3,093,237
  Notes Payable - Stockholders'                           --  2,500,000
  Accrued Expenses                                 4,141,264  4,710,939
  Notes and Leases Payable - Current              16,174,408  14,871,927
  Other Current Liabilities                        1,569,766    973,225
  Accrued Estimated Closing Costs                    870,000  5,700,000
  Accrued Restructuring Costs                        840,091  1,225,000
                                                  ----------  ---------

  Total Current Liabilities                       26,810,158  33,074,328
                                                  ----------  ----------

Long-Term Liabilities:
  Subordinated Debentures Payable                 25,845,000  25,875,000
  Notes and Leases Payable                        31,642,869  34,661,928
  Accrued Estimated Closing Costs                         --  6,411,948
  Accrued Expenses                                   916,132    717,669
                                                  ----------  ---------

  Total Long-Term Liabilities                     58,404,001  67,666,545
                                                  ----------  ----------

Commitments and Contingencies                             --         --
                                                  ----------  ---------

Minority Interest                                  1,339,721  3,780,879
                                                  ----------  ---------

Stockholders' Equity:
Common Stock - $.01 Par Value,
100,000,000 Shares Authorized;  40,030,260 and
40,026,510 Shares Issued and Outstanding at July 31, 1995 and October 31,
1994,



   Respectively                                      400,302      400,265

  Paid-in Capital                                 99,377,170    102,243,835

  Retained Earnings [Deficit]                     (64,352,096)  (53,615,159)

  Total Stockholders' Equity                      35,425,376     49,028,941
                                                  ----------     ----------

  Total Liabilities and Stockholders' Equity      $121,979,256   $153,550,693


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
- -------------------------------------------------------------------




                                 Three months ended      Nine months ended
                                       July 31,               July 31,
                                        -------               --------
                                 1 9 9 5     1 9 9 4      1 9 9 5   1 9 9 4
                                 -------     -------      -------   -------

Revenue:
  Revenue                      $22,356,477 $17,424,951 $65,226,161 $51,588,926
  Less:  Allowances             10,116,844   9,381,905  28,920,079  25,611,164

  Net Revenue                   12,239,633   8,043,046  36,306,082  25,977,762
                                ----------   ---------  ---------- ----------

Operating Expenses:
  Operating Expenses             9,417,737   8,874,258  30,714,152  25,975,171
  Depreciation and Amortization1,  863,588   1,805,311   6,509,716   5,776,527
  Provision for Bad Debts          847,683     664,086   2,474,204   1,971,784
  Restructuring Costs                   --         --           --   1,200,000

  Total Operating Expenses      12,129,008  11,343,655  39,698,072  34,923,482
                                ----------  ----------  ----------  ----------

  Income [Loss] from Operations    110,625  (3,300,609) (3,391,990) (8,945,720)

Other Revenue and [Expenses]:
  Interest Expense              (1,870,819) (1,347,161) (4,758,232) (3,714,595)
  Interest Income                  520,091     (48,325)    658,417     493,855
  Other Income/[Expense]             8,570     656,158   1,083,533     823,943
  Non-Operating Income                  --          --          --   2,934,504

  Total Other Revenue [Expenses](1,342,158)   (739,328) (3,016,282)    537,707

  [Loss] Before Income Taxes,
   Minority Interest in Income of
    Subsidiaries, and Equity in
   Loss of Investees            (1,231,533) (4,039,937)(6,408,272)  (8,408,013)

[Provision] Benefit for Income          --          --         --           --
Taxes

Minority Interest in [Loss] of
  Subsidiaries                    (301,054)    155,897   (315,352)     (13,008)

Equity in Loss of Investees             --          --         --      (25,847)
                                  ---------  ---------  ---------     ---------

  [Loss] from Continuing
  Operating
   Operations - Forward         $(1,532,587 $(3,884,040 $(6,723,624 $(8,446,868)


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
- -------------------------------------------------------------------




                                Three months ended      Nine months ended
                                    July 31,                 July 31,
                                    --------                 --------
                              1 9 9 5      1 9 9 4     1 9 9 5       1 9 9 4
                              -------      -------     -------       -------

  [Loss] from Continuing
  Operating
   Operations - Forwarded
                           $(1,532,587) $(3,884,040) $(6,723,624)$  (8,446,868)

Discontinued Operations:
  [Loss] from the Sale
   of the Accounts
   Receivable of the
   Discontinued
   Operation Portfolio
                            (4,013,313)          --   (4,013,313)          --

  [Loss] on Operations of
  Discontinued
  Business                          --   (1,635,964)          --    (2,829,450)
                             ---------    ----------   ---------   ----------

  Net [Loss]              $(5,545,900)  $(5,520,004) $(10,736,937)$(11,276,318)

Earnings Per Share:
  [Loss] from Continuing $      (.04)   $      (.10) $       (.17)$       (.21)
  Operations
  [Loss] from Operations
  of Discontinued
  Business Segment              (.10)          (.04)         (.10)        (.07)
                                ------     ---------      ---------   ---------

  Net [Loss] Per Share   $      (.14)   $      (.14) $       (.27) $      (.28)
                             =========     =========      =========   =========

Weighted Average Common
  Shares Outstanding       40,027,760     40,026,510     40,026,926  40,026,510
                           ==========     ==========     ==========  ==========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------



                                                   Common Stock                        Retained          Total
                                               Number of  Par Value       Paid-in      Earnings       Stockholders'
                                                Shares     Amount         Capital      [Deficit]         Equity

Balance - November 1, 1994                     40,026,510 $  400,265   $102,243,835  $(53,615,159)   $ 49,028,941

  Capitalization
  of Additional
  Advances -
  CareAd                                              --          --     (2,896,628)           --      (2,896,628)

  Conversion of Subordinated Debentures to
  Common Stock                                      3,750         37         29,963            --          30,000

  Net [Loss] for the nine months ended
   July 31, 1995                                      --          --             --   (10,736,937)    (10,736,937)
                                              ----------   ---------    -----------    -----------     ----------

Balance - July 31, 1995 [Unaudited]           40,030,260  $  400,302   $ 99,377,170  $(64,352,096)   $ 35,425,376
                                              ==========  ==========   ============  =============     ==========






See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
- -------------------------------------------------------------------




                                                     Nine months ended
                                                         July 31,
                                                     1 9 9 5      1 9 9 4
                                                     -------      -------

Cash Generated by Continuing Operations            $12,429,008   $8,152,338

Cash [Utilized] by Discontinued Operations         (8,966,321)   (7,058,713)

  Net Cash - Operating Activities                  3,462,687      1,093,625
                                                   ---------      ---------

Investing Activities:
  Acquisitions  of  Imaging  Centers
  Net of  Cash  Acquired)                         (1,076,098)        27,982
  Purchase of Property, Plant and Equipment         (225,241)      (469,180)
  Payments to Care Advantage                      (2,854,168)            --
  Distributions  to  Joint  Venture                       --     (1,006,722)
  Proceeds - Sale of Equipment                            --      1,171,918
  Purchase of CareAdvantage,  Ststems                     --     (6,000,000)
  Reduction in ImmunoTherapeutics                         --       (262,507)

  Net Cash - Investing Activities                  (4,155,507)   (6,538,509)
                                                   ----------    ----------

Financing Activities:
  Principal Payments on Capital Leases
  and Notes Payable                                (5,435,852)   (4,250,171)
  Proceeds from Short-Term Borrowings on
  Notes Payable                                     2,505,754     1,990,614
  Payment on Stockholder Notes Payable                    --     (3,500,000)
  Payment of Equity                                    (7,000)        1,000

  Net Cash Financing Activities                    (2,937,098)   (5,758,557)

  Net [Decrease] in Cash and Cash Equivalents      (3,629,918)  (11,203,441)

Cash and Cash Equivalents - Beginning of Years      5,649,230     24,557,040
                                                    ---------     ----------

  Cash and Cash Equivalents - End of Years          $2,019,312   $13,353,599
                                                    ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                        $4,390,924     $4,821,918
   Income Taxes                                    $      --       $  87,993

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Radnet subsidiary entered into capital leases of approximately $575,000 during the nine months ended July 31, 1995.

  During the July 31, 1995 quarter, subordinated debentures totaling $30,000 were converted into 3,750 shares of the Company's common stock.


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
- -------------------------------------------------------------------



[1] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 1995 and 1994 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1994.

Accounts Receivable and Allowance - The Company's accounts receivable from continuing operations as of July 31, 1995 for the Radnet subsidiary are shown net of allowances of $18,524,160 of which $13,202,169 has been deducted in current assets and $5,321,991 has been deducted in other assets.

Property, Plant, Equipment, Depreciation and Amortization - The Company's property, plant and equipment as of July 31, 1995 are shown net of accumulated depreciation and amortization of $8,808,868.

Goodwill - The Company's goodwill as of July 31, 1995 is shown net of accumulated amortization of approximately $10,233,388 for the Radnet subsidiary. Amortization expense for the nine months ended July 31, 1995 was approximately $3,288,565.

[2] Due from Related Parties

The amount due from related parties consisted of a $6,000,000 loan made to the two former owners of the Radnet subsidiary in connection with the business acquisition. This loan was originally discounted at a 7% interest rate. In October 1993, the installment note due February 1994 was extended until August 1994. In August of 1994, the Company and the two former owners agreed to offset approximately $3,000,000 of their liability to the Radnet subsidiary against a $2,500,000 liability of the Company to the two former owners and the waiver by such former owners of rights to salary and other payments aggregating $500,000. The remaining $3,000,000 receivable from these two individuals has been further extended from February 1, 1995 to February 1, 1997 in consideration for these two individuals agreeing to utilize their personal assets as collateral for other existing Radnet loans. The note is secured by stock of the parent company, which was issued to the two former owners of the acquired subsidiary in connection with the acquisition.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
- -------------------------------------------------------------------





[3] Litigation

At November 1, 1993, the Company was a defendant in a punitive class action pending in the United States District Court for the District of New Jersey. In March 1994, the Court denied the plaintiffs' initial motion for class certification. The plaintiffs subsequently amended the Consolidated Class Action Complaint and in July 1994, filed a Second Amended and Consolidated Class Action Complaint in the matter. In the Second Consolidated Complaint, the plaintiffs named as defendants, among others: the Company, the Company's then principal stockholder, an entity allegedly controlled by such principal stockholder, the underwriter of the Company's December 1992 and June 1993 public offering, a broker dealer and its President, and another publicly owned corporation.

In the Second Consolidated Complaint, the plaintiffs identified certain alleged "control" companies, including the Company, and alleged that the defendants violated the federal securities laws and the Racketeer Influenced Corrupt Organizations ["RICO"] Act by initiating and/or joining in a conspiracy and course of conduct designed to manipulate and artificially inflate the market prices of the stocks of the various "control" companies in order to permit the defendants to sell "large" amounts of the "control" companies' securities to the public at manipulated prices and reap "huge" profits. The Second Consolidated Complaint claims damages as well as punitive damages, interest, attorneys' fees and costs, all of which are unspecified in amount. In September of 1994, the Court certified the matter as a class action. Subsequent thereto, three of the defendants filed for protection from creditors pursuant to the federal bankruptcy laws. This proceeding is currently in the discovery stage, and no prediction can be made at this time as to its probable outcome.

Management contends that the Company was not a party to any conspiracy and did not engage in any illegal course of conduct. Management believes that the Second Consolidated Complaint is without merit with regard to the Company and intends to contest same vigorously. However, as the proceeding is currently in the discovery stage, management is unable to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of any potential loss. At this time, based upon the current status of this litigation, management does not believe the outcome will have a material adverse effect on the Company in the foreseeable future, if at all.

In March 1993, management of the Company's Primedex subsidiary was made aware of the prior issuance of a subpoena by a federal grand jury in Los Angeles to obtain certain records of Primedex in conjunction with a federal investigation of an unrelated company. Subsequently, Primedex was advised of accusations of alleged health care fraud against Primedex, which are being investigated in the federal investigation in response to complaints made by undisclosed third parties. On December 1, 1992, a number of Primedex locations [as well as at least 40 locations of other worker's compensation healthcare providers] were searched by representatives of the Los Angeles District Attorney's office in connection with an investigation of an advertising service previously used by Primedex's affiliated entities and the other providers concerning possible violations of California law in connection with referral of patients. On June 22, 1994, additional searches of the premises of the Company and its Primedex and Radnet subsidiaries were conducted by representatives of the Los Angeles District Attorney's office pursuant to a sealed affidavit, which management has been unable to examine, alleging violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. Management believes that Primedex's operations have been and are in compliance with applicable law, is unaware of any illegal activities of the Company or its subsidiaries, and is currently cooperating with the Los Angeles District Attorney's office in connection with its investigation.

In connection with its cessation of operations at certain of its imaging centers, lawsuits have been filed against Radnet by the lessors of the properties for past due rent, future rent and damage to the premises plus costs. The monthly rent through the lease expiration dates totals approximately $3,700,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
- -------------------------------------------------------------------



[3] Litigation [Continued]

Radnet has asserted certain defenses in one lawsuit on the lease and has not been required to respond at present to the other two lawsuits. No assurances can be given as to whether any of these lawsuits will be settled or as to the amount of damages Radnet will suffer thereunder. Radnet has accrued approximately $1,300,000 for past due rent.

In September 1993, a former employee filed a lawsuit against Radnet and the medical group providing professional services at the Lancaster imaging center. The plaintiff seeks monetary damages "in excess of $1,000,000 for mental and emotional distress and lost compensation and also seeks punitive damages, interest, fees and costs in unspecified amounts." The defendants have denied any liability and the matter was expected to be tried before a judge and jury in September 1995. This case was settled for approximately $185,000 in September of 1995.

The Company's subsidiaries are currently parties to certain other litigation, none of which is deemed material in nature.

[4] Notes Payable - Stockholders

On January 28, 1993, the Company's four principal shareholders agreed to lend an aggregate $12,500,000 to the Company for working capital purposes in consideration for secured notes. One shareholder agreed to loan directly to the Company $7,500,000. Two shareholders each agreed to release the Company from the $1,250,000 debt obligations owed to each and incurred in conjunction with the Radnet acquisition and to convert such indebtedness to secured notes. The fourth shareholder agreed to loan $2,500,000 of the funds escrowed for his benefit in conjunction with the Primedex acquisition, to the Company. Each secured note was due and payable in 18 months with interest on the unpaid balance at the rate of 10% per annum. On July 5, 1994, a principal payment of $3,500,000 was remitted to one shareholder and the shareholder agreed to accept the $4,000,000 balance of his note being paid in twelve equal installments, plus interest at 10% commencing August 1, 1994. In August of 1994, this shareholder accepted a $3,000,000 lump sum payment in satisfaction of the $4,000,000 balance. In consideration of the agreement, the other three noteholders agreed to defer on similar terms the notes due them. In the fourth quarter of fiscal 1994, two shareholders, who were owed a total of $2,500,000, agreed to offset this liability against monies owed by them to the Radnet subsidiary. In November of 1994, the fourth shareholder, who was owed $2,500,000 pursuant to a secured note and had a contingent right to receive an additional $2,500,000 held in escrow in conjunction with the Primedex acquisition, entered into an agreement with the Company whereby his liability was satisfied. In connection with that agreement, the noteholder agreed to accept in full settlement of his note, the sum of $500,000, and the $2,500,000 held in escrow in conjunction with the Primedex acquisition was also released to him. The difference of $2,000,000 was credited to accrued estimated closing costs.

[5] Discontinued Operations - Primedex Subsidiary

On July 29, 1993, the Company commenced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry. The remaining assets of the Primedex subsidiary at July 31, 1995 consisted primarily of net accounts receivable of $22,087,070 and net property and equipment of $605,138. These assets are shown at their expected net realizable value.

The Primedex subsidiary reduced its accrued closing costs by $4,275,619 [through settlements or payments] for the nine months ended July 31, 1995.

Effective July 31, 1995, the Company sold substantially all of the accounts receivable of the discontinued segment of Primedex Corporation to Bristol LP for approximately $9,448,000 with the entire proceeds being received on August 4, 1995. The sale resulted in a loss of $4,013,313.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #4
- -------------------------------------------------------------------




[5] Discontinued Operations - Primedex Subsidiary [Continued]

An $870,000 discontinued operations liability remains on the Company's books for the estimated final building lease costs on the discontinued operation.

[6] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," and SFAS 107, "Disclosure about Fair Value of Financial Instruments." The Company adopted SFAS 109 effective November 1, 1993. Adoption of the new statement did not have a material impact on the Company's financial position or results of operations. SFAS 107 was adopted on October 31, 1993. The FASB also issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted on November 1, 1994. Adoption of SFAS 115 did not have a material impact on the Company. In October of 1994, the FASB issued SFAS No. 119, "Disclosure above Derivative Financial Instruments and Fair Value of Financial Instruments." While SFAS No. 119 primarily creates new disclosure requirements for derivative financial instruments, which the Company does not trade in at this time, the technical disclosure amendments to SFAS No. 107 created by SFAS No. 119 will be implemented on November 1, 1995. The adoption of SFAS No. 107 and 119 will not have a material impact on the Company's financial position or results of operations.

[7] Subordinated Debenture Offering

On June 8, 1993, the Company's registration statement registering a total of $25,875,000 [including an over allotment of $3,375,000] of 10% Series A Convertible Subordinated Debentures due 2003 for public sale was declared effective. The net proceeds to the Company were approximately $23,000,000 after expenses of approximately $2,800,000. These costs are to be amortized over ten years and are classified as other assets. The amortization expense for the nine months ended July 31, 1995 and 1994 was approximately $223,908 and $223,908, respectively. Interest expense for the nine months ended July 31, 1995 and 1994 was $1,321,100 and $1,940,625, respectively.

During the July 31, 1995 quarter, subordinated debentures totaling $30,000 were converted into 3,750 shares of the Company's common stock.

[8] ImmunoTherapeutics Stock [ITI] - Registration and Sale

On November 24, 1993, the Company paid $162,762 to ITI in full payment of the balance of the purchase price owed with respect to the shares of ITI common stock purchased in December of 1991. On December 2, 1993, a registration statement of ITI was declared effective registering an aggregate of 1,304,224 shares of ITI common stock owned by the Company. In consideration for the filing of such registration statement, the Company granted to the Chief Executive Officer of ITI an option expiring on December 31, 2003 to purchase 575,000 shares of ITI stock owned by the Company at a purchase price of $3.00 per share and granted this officer a proxy during the option term to vote such shares.

During the three months ended January 31, 1994, the Company sold 1,304,224 shares of ITI stock for net proceeds of approximately $2,934,504. This resulted in a non-operating gain of $2,934,504.

As of July 31, 1995, the Company owns 1,150,001 shares of common stock of ITI, which represents approximately a 19% interest in ITI. One-half of such shares are subject to the above-described purchase option. As of July 31, 1995 and 1994, this investment is carried on the cost method.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, [UNAUDITED] Sheet #5
- -------------------------------------------------------------------



[9] Acquisition and Discontinued Operations - Spin-Off of Care Advantage, Inc.

On December 23, 1993, the Company acquired Care Advantage Health Systems ["CAHS"] [formerly known as Advantage Health System, Inc.], a newly organized corporation formed to provide medical and surgical utilization reviews for major providers of health insurance, for $6,000,000 cash and granted options exercisable to purchase an aggregate 1,000,000 shares of PHS common stock at an exercise price of $9.00 per share.

In August of 1994, Care Advantage, Inc. ["Care Ad"], a wholly-owned subsidiary of the Company, was incorporated in Delaware as a holding company to own all of the issued and outstanding common stock of CAHS. On October 28, 1994, the Company declared a dividend of 40,026,510 shares of the common stock of CareAd to stockholders of record of the Company's common stock at the close of business on November 7, 1994. The dividend was at a rate of one share of CareAd common stock for each share of the Company's common stock owned at the Record Date. At October 31, 1994, the Company had 40,026,510 shares of common stock outstanding. An additional 1,700,000 shares of CareAd common stock owned by the Company were reserved to be used in a future exchange offer for the holders of the Company's convertible debentures. The CareAd common stock were not physically transferred to the Company's stockholders until such time as the registration of the CareAd shares under the Securities Act of 1933 was effective pursuant to a registration statement filed with the Securities and Exchange Commission. The CareAd common stock shares totaling 40,026,510 were distributed on October 31,1994 to an independent escrow agent for the benefit of the Company's stockholders. The distribution to the Company's stockholders was made on June 28, 1995.

[10] Acquisitions

[A] Santa Clarita - Effective January 1, 1995, Radnet Management acquired the remaining 15% interest in the Santa Clarita Imaging Center Joint Venture. Effective February 1, 1995, eight of the Center's limited partners were paid $5,000 each for their share in the related entity.

[B] Antelope Valley MRI - In January 1995, the Company settled a lawsuit and agreed to a "buy-out" price of $1,700,000 of which Radnet paid $400,000 upon closing. Of the $1,300,000 balance, an aggregate $300,000 is payable in four quarterly installments in calendar 1995 with interest at the rate of 8% per annum until January 1, 1996 and then payable in 16 quarterly installments of principal and interest through October 1, 1999.

[C] Women's Diagnostic Medical Group - Effective January 1, 1995, the Company acquired all of the assets of Women's Diagnostic Medical Group for $200,000, consisting of a lump-sum payment made on January 4, 1995. The majority of the purchase, $200,000, was for the acquisition of 50% of the business owned by a group of unrelated limited partners. The remaining 50% interest, owned by Dr. Berger and Dr. Krane, was acquired for $1. This entity will become part of the Tower Division.

[D] Lancaster - Effective November 1, 1994, Radnet Management acquired the remaining 50% interest in the Lancaster Radiology Medical Group Joint Venture. The "buy-out" purchase price was $872,194 of which $436,096 was paid upon closing, the balance being payable in 26 consecutive quarterly installments of principal in the amount of $16,773 through December 1997 together with interest at the rate of 10% per annum.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #6
- -------------------------------------------------------------------


[11] Revised Separation Agreement

[A] Separation Agreement - On January 31, 1995, the Company and CareAd executed a separation agreement concerning additional financial support to be provided by the Company, the transfer of certain Company senior management to comprise CareAd's senior management and the disposition of the 1,700,000 shares of CareAd common stock to be retained by the Company, but controlled by CareAd, after the distribution. The separation agreement was amended on April 24, 1995 [the "Revised Separation Agreement"].

The Company had previously agreed to capitalize its $7,000,000 of cash advances made to or on behalf of CareAd. As part of the Revised Separation Agreement, the Company further agreed to make an additional $2,700,000 in cash advances to CareAd as a capital contribution, and to release CareAd from any obligation to repay the Company an aggregate $235,823 in additional advances paid by the Company directly to or on behalf of CareAd. With respect to the $2,700,000 of additional advances, CareAd received $1,000,000 upon the execution and closing of the Revised Separation Agreement. The Company paid $425,000 on April 24, 1995 and $1,000,000 on July 25, 1995. The balance of $275,000 was forgiven.

Concerning the 1,700,000 shares of CareAd common stock to be retained by the Company after the distribution , the Company has agreed to file for a registered exchange offer under the Securities Act of 1933 with the Securities and Exchange Commission within eighteen months after the distribution, offering the holders of the Company's debentures the right to exchange the debentures for the 1,700,000 retained shares. The exchange package, which has not yet been determined, may also include other consideration. CareAd has agreed, within eighteen months after the completion of the exchange offer and subject to certain conditions, to file a registration statement under the Securities Act of 1933 with the Commission registering any of the retained shares not distributed in the exchange offering for public offer and sale by the Company for the Company's own account, and the Company has agreed to sell such shares. The Company has agreed that CareAd's Board of Directors will hold all voting rights with respect to the retained shares until transfer of any such shares pursuant to the exchange offer, and, thereafter, will continue to hold all voting rights with respect to the remaining shares until public sale of such shares.

[12] Provision for Closed and Restructured Imaging Centers

During the year ended October 31, 1994, management established a restructuring provision of approximately $3,700,000 to implement an operational restructuring plan developed to strengthen Radnet's competitive position and to minimize the ongoing effects of continuing market dynamics. This plan encompasses the consolidation or closure of certain centers, adjustments to certain professional and technical contractual arrangements, changes to the equipment complement or service offerings of certain centers, and legal and settlement costs.

[13] Refinancing

[A] DVI Business Credit - An additional line of credit was obtained in December of 1994 by the Radnet subsidiary in connection with the combined operations of Tower and Beverly/Roxsan [the "Tower Division"]. Under the revolving line of credit agreement, due December 1997, the Tower Division may borrow the least of 50% to 75% of the eligible accounts receivable, $4,000,000, or the prior 90 days' cash collections. The credit line is collateralized by approximately 80% of the Tower Division's accounts receivable. At July 31, 1995, the Company had $35,000 in available credit under this line of credit. The prime rate at July 31, 1995 was 8-1/2%; the rate per the agreement is prime plus 4-1/2%. In July 1995, a total of $1,512,448 has been borrowed on this line.

[B] Note Payable - A note payable that was due January 1, 1995 for $1,500,000 was not repaid as scheduled by the Radnet subsidiary. This liability was settled in August of 1995 for $890,000 with a lump-sum payment.

                      . . . . . . . . . . .

Item 2:

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------

- -------------------------------------------------------------------



Discussion of Operations for the nine months ended July 31, 1995 vs. July 31,
1994

Background

Primedex Health Systems, Inc. [PHS] [formerly, CCC Franchising Corp.] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. [VMI] for $700,000. On February 18, 1992, Future Medical Products [FMP], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock at July 31, 1995.

As of January 31, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. I, entered into an asset purchase agreement with Primedex
Corporation for approximately $46,250,000. On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary to focus on providing financial, management, marketing and data services to health care providers and other businesses, and to wind down its involvement in the California worker's compensation industry. Accordingly, the operating results of this subsidiary have been reclassified as a discontinued line of business, and the appropriate prior period amounts have been restated. The October 31, 1994 and July 31, 1995 Balance Sheets reflect the consolidation with this subsidiary.

As of April 30, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. II, entered into a purchase agreement with Radnet Management, Inc. and certain related companies [Radnet] for approximately $66,000,000. The October 31, 1994 and July 31, 1995 Balance Sheets reflect the assets and liabilities purchased from Radnet. The Statements of Operations and Cash Flows for the nine months ended July 31, 1995 and 1994 reflect the operations and cash transactions with Radnet.

On December 23, 1993, the Company acquired Advantage Health Systems, Inc. [AHS], a newly organized corporation formed to provide medical and surgical utilization reviews for major providers of health insurance, for $6,000,000 in cash. On August 26, 1994, the Company announced a plan to spin-off its subsidiary, Care Advantage, Inc. [CareAd], which owns AHS. The operations of this subsidiary have been classified as a discontinued line of business.

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

Results of Operations

The discussion of the results of continuing operations includes Radnet for the nine months ended July 31, 1995 and 1994.

On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry. Accordingly, the operating results of this subsidiary were classified as a discontinued line of business, and appropriate prior period amounts were restated.

On August 26, 1994, the Company announced a plan to spin-off the CareAd subsidiary. Accordingly, the operating loss of $2,829,450 of this subsidiary for the nine months ended July 31, 1994 has been classified as a discontinued line of business.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------

- -------------------------------------------------------------------




Discussion of Operations for the nine months ended July 31, 1995 vs. July 31,
1994

Results of Operations [Continued]

For the nine months ended July 31, 1995 and 1994, the Company had operating [losses] from continuing operations of $(3,391,990) and $(8,945,720), respectively. Radnet realized an operating loss of approximately $(1,463,019) and $(6,560,000) for the nine months ended July 31, 1995 and 1994, respectively. For the nine months ended July 31, 1995 and 1994, Radnet realized net revenues of approximately $36,300,000 and $26,000,000, respectively. For the nine months ended July 31, 1995, operating expenses totaled approximately $30,714,152 of which approximately $29,014,089 were incurred by the Radnet operation, and approximately $1,700,063 were incurred by PHS, the parent corporation. Operating expenses for the nine months ended July 31, 1994 were approximately $26,000,000. Operating expenses for Radnet consisted primarily of wages and compensation of approximately $15,273,122, depreciation and amortization of approximately
$6,280,808 and other general and administrative expenses of approximately $7,460,159. Wages and compensation of approximately $681,824 were incurred by PHS.

Radnet is continuing to be impacted adversely by the effects of managed care and heavy competition for radiological procedures. Accordingly, Radnet provided $4,700,000 in contractual adjustments relating to its accounts receivable in fiscal 1994. A portion of the accounts receivable contractual adjustments were related to reductions in the worker's compensation fee schedule effective January 1, 1994. However, Radnet management believes that price reductions for radiological procedures will be offset over time by an increase in the number of procedures and in contracts Radnet obtains from managed care organizations. Radnet is continuing to improve its cost structures and delivery systems as a result of actions begun in 1994. It also aggressively pursued new contracts and established an operational restructuring plan to minimize the ongoing effects of continuing market dynamics and to strengthen its competitive position for the future. This plan anticipates the consolidation or closure of certain centers, adjustments to certain professional and technical contractual arrangements, reductions in fixed expenditures and changes to the equipment complement or service offerings of certain centers.

In addition, a major earthquake in Southern California on January 17, 1994 affected the Northridge and Santa Clarita imaging centers and caused disruptions in business throughout the area. Although all of the imaging centers including Northridge and Santa Clarita have continued to operate, the disruption caused by the earthquake also adversely affected Radnet's business in January and during the first half of February 1994. There has been no continuing adverse effect on Radnet's business due to the earthquake since such time.

Primedex reduced its accrued closing costs by approximately $11.240,000 [through settlements, payments and the sale of the accounts receivable portfolio] for the nine months ended July 31, 1995. The Primedex subsidiary's operating results are reflected as discontinued operations. The Primedex portfolio was sold on August 4, 1995 [effective July 31, 1995] for $9,448,061.

For the nine months ended July 31, 1995 and 1994, interest income was approximately $658,000 and $494,000, respectively. For the nine months ended July 31, 1995 and 1994, interest expense was approximately $4,800,000 and $3,700,000, respectively. Interest of approximately $900,000 was reclassified from interest expense of the continuing operations and was allocated to accrued estimated closing costs for the nine months ended July 31, 1995. Interest expense of Radnet was primarily attributable to equipment financing and line of credit.

For the nine months ended July 31, 1995 and 1994, the Company had net [losses] from continuing operations of $(6,723,624) and $(8,446,868), respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------

- -------------------------------------------------------------------




Discussion of Operations for the nine months ended July 31, 1995 vs. July 31,
1994

Liquidity and Capital Resources

The following discussion on liquidity and capital resources includes Primedex and Radnet as of July 31, 1995.

Cash decreased for the nine months ended July 31, 1995 and 1994 by $3,629,918 and $11,203,441, respectively. Cash generated from continuing operations for the nine months ended July 31, 1995 and 1994 was $12,429,008 and $8,152,338, respectively. Cash utilized for discontinued operations for the nine months ended July 31, 1995 and 1994 was $8,966,321 and $7,058,713, respectively. Cash utilized for investing activities for the nine months ended July 31, 1995 and 1994 was $4,155,505 and $6,538,509, respectively. Cash utilized for financing activities for the nine months ended July 31, 1995 and 1994 was $2,937,098 and $5,758,557, respectively. During the nine months ended July 31, 1995, the Company made principal payments to one individual totaling $500,000 on a stockholder note payable and made advances to CareAdvantage of $2,854,168. For the nine months ended July 31, 1995, approximately $5,436,000 was made in debt and lease payments and approximately $2,506,000 was advanced from short-term borrowings.

At July 31, 1995, the Company had working capital of $1,562,398 as compared to a working capital of $10,242,905 at July 31, 1994, a decrease of $8,680,506. This decrease is primarily attributable to the operating losses sustained by the Company.

For the nine months ended July 31, 1995, the Primedex subsidiary generated approximately $1,421,743 in cash after it repaid PHS $6,531,272 and made principal repayments on notes payable and capital lease obligations of approximately $59,000.

The Radnet operation utilized cash of $700,982 for the nine months ended July 31, 1995.

Radnet leases equipment under capital leases with annual payments for each of the next five years estimated to be approximately $3,819,891, $3,698,868, $3,687,532, $3,591,253 and $805,164, respectively. In addition, Radnet's noncancellable operating leases for use of its facilities and certain medical equipment will average approximately $3,000,000 in annual payments over the next five years.

Radnet's anticipated debt payment through July 31, 1996 will be approximately $12,354,517. The following four years, the annual payments will average approximately $4,228,188. During the nine months ended July 31, 1995, Radnet paid approximately $4,900,000 on debt and lease obligations and received proceeds of approximately $2,506,000 on debt financing. Radnet entered into approximately $575,000 in new capital leases for the nine months ended July 31, 1995.

Radnet's working capital needs are currently provided under two lines of credit. One line of credit for $7,000,000 is accessible based upon the eligible accounts receivable available for collateralization. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 4%, or (b) 10%. At July 31, 1995, approximately $5,186,814 was outstanding under this line. The bank holds a first lien on substantially all of Radnet's assets to secure repayment under the line of credit. A second line of credit was obtained in December of 1994. Under this agreement, due December 1997, the Company may borrow the least of 50% to 75% of the eligible accounts receivable, $4,000,000, or the prior 90 days' cash collections. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Interest is at the rate of prime plus 4-1/2%. At July 31, 1995, approximately $1,512,448 was outstanding under the second line of credit.

PHS made approximately $2,400,000 in advances to Radnet during the nine months ended July 31, 1995.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------

- -------------------------------------------------------------------




Discussion of Operations for the nine months ended July 31, 1995 vs. July 31,
1994

Liquidity and Capital Resources [Continued]

Effective October 1, 1994, Radnet merged its newly consolidated Beverly/Roxsan facility with that of Tower Imaging Group. The cost of acquiring Tower's existing medical equipment was $3,415,000, which was funded by a loan in that amount. As part of the purchase agreement, goodwill was recorded for approximately $9,850,000. The goodwill of $9,085,000 is the Company's estimated future payments representing 6.9% of this division's cash receipts to be paid as additional professional fees over the next six years. In addition, the Company is obligated for professional fees due to Tower at 15.4% for total combined fees of 22.3%. The remaining portion of goodwill, $765,000, was recognized to reflect the assumption of an operating liability incurred as part of the acquisition.

The Antelope Valley MRI Center option was exercised during 1993, and Radnet's partner filed a lawsuit against Radnet seeking to obtain approximately $2.8 million as the purchase price for its interest, instead of Radnet's position that the fixed formula results in a price of $1.35 million. Although it was Radnet's position that this option was legally invalid, and Radnet was, therefore, not obligated to purchase its partner's interest in the Antelope Valley facility, Radnet and its partner continued discussions for the buy-out of this partner's interest. In January 1995, the Company settled this lawsuit and agreed to a "buy-out" price of $1,700,000 of which Radnet paid $400,000 upon closing. Of the $1,300,000 balance, an aggregate $300,000 is payable in four quarterly installments in calendar 1995 with interest at the rate of 8% per annum until January 1, 1996 and the remaining $1,000,000 payable in 16 quarterly installments of principal and interest through October 1, 1999.

The Radnet subsidiary continues to implement its restructuring plan, which includes additional investments in marketing and sales resources and, for certain imaging centers, enhancements to their equipment complement. While considerable improvements in operations have been achieved and cost reductions effected, management now believes that market conditions will continue to adversely affect Radnet and cause fiscal 1995 to result in a minimal operating profit. While an operating loss was anticipated for the second quarter of fiscal 1995, results of operations fell below expectations due to revenue shortfalls from greater than expected seasonal variations, caused by severely adverse weather conditions, and the adverse impact on referrals caused by both federal and state self-referral legislation at those centers in which buy-outs were still in process during the quarter, and costs, primarily due to transition at the new Tower division, exceeding expectations. Both additional operating experience during fiscal 1995 and acceleration of certain portions of the restructuring plan begun in 1994 are required before the operating targets are revised, either upwards or downwards.

In connection with ceasing operations at certain of the Radnet imaging centers, lawsuits have been filed against the Radnet subsidiary by lessors of the properties for past due rent, future rent and damages to the properties plus certain other costs. The aggregate monthly rentals through the terms of each of the related leases approximate $3,700,000. The Radnet subsidiary has and will assert defenses to each of these lawsuits; however, no assurances can be given that any of these suits will settle or as to the amount of damages, if any, Radnet will incur. Radnet has accrued approximately $1,300,000 for past due rent.

In September 1993, a former employee filed a lawsuit against the Radnet subsidiary and the medical group providing professional services at the Lancaster imaging center. The plaintiff seeks damages exceeding $1,000,000 for a variety of reasons, including punitive damages. The defendants have denied any liability and the case settled for approximately $185,000.

The Radnet subsidiary is also a party to a number of other lawsuits, none of which are deemed to be material in nature.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------

- -------------------------------------------------------------------




Discussion of Operations for the nine months ended July 31, 1995 vs. July 31,
1994

Liquidity and Capital Resources [Continued]

The Company had previously agreed to capitalize its $7,000,000 of cash advances made to or on behalf of CareAd. As part of the Revised Separation Agreement, the Company further agrees to make an additional $2,700,000 in cash advances to CareAd as a capital contribution, and to release CareAd from any obligation to repay the Company an aggregate $235,823 in additional advances paid by the Company directly to or on behalf of CareAd. With respect to the $2,700,000 of additional advances, CareAd received $1,000,000 upon the execution and closing of the Revised Separation Agreement. The Company paid $425,000 on April 24, 1995 and $1,000,000 on July 25,1995. The balance of $275,00 was forgiven.

There have been no known trends or uncertainties, favorable or unfavorable, in the Company's capital resources during the quarter ended July 31, 1995.

Management's efforts are focused for fiscal 1995 in fortifying the Radnet subsidiary.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- -------------------------------------------------------------------

- -------------------------------------------------------------------




Discussion of Operations for the nine months ended July 31, 1995 vs. July 31,
1994


Inflation

To date, inflation has not had a material effect on the Company's operations.

Item 6:  Exhibits and Reports on Form 8-K

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
- -------------------------------------------------------------------






       During the Quarter ended July 31, 1995, the Company filed a current report on Form 8-K for June 5, 1995 reporting the following items.

       Item 1. Change in Control - reported the purchase of 10,000,000 shares of the Company's Common Stock by Howard G. Berger, M.D. and that by virtue of his stock ownership, the fact that he is a director and executive officer of the Company and chairman of its RadNet subsidiary, Dr. Berger may be deemed the controlling person of the Company.

       Item 5 - Other Events

       (a) - reported the April 24, 1995 Separation Agreement between the Company and its CareAdvantage, Inc. subsidiary ["CareAd"] pursuant to which the Company agreed to make an additional $2,700,000 in cash advances to CareAd as a capital contribution and to release CareAd from any obligation to repay $235,823 in additional advances previously made, the resignation of Robert T. Caruso as president and chief executive officer of the Company and the election of Herman Rosenman as president and chief executive officer. Also reported the resignations in May 1995 of Andrew C. Alson, Roger Barnett, Roger A. Bodman and Peter W. Rodino, Jr. as directors of the Company.

       Item 7 - Exhibits

       10.21    Stock Purchase Agreement dated as of June 2, 1995 among Howard
G. Berger, Robert E. Brennan, the Company and Care Ad.

       10.22 Separation Agreement dated April 20, 1995 between the Company and CareAd.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------


SIGNATURES
- -------------------------------------------------------------------




           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Primedex Health Systems, Inc, and Affiliates
                               [Registrant]





September 18, 1995             By:
                  Herm Rosenman, President, Principal Executive
                                  Officer and Director





                               By:
                   Howard G. Berger, M.D. Principal Financial
                                  Officer and Director

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- -------------------------------------------------------------------


SIGNATURES
- -------------------------------------------------------------------




           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Primedex Health Systems, Inc, and Affiliates
                               [Registrant]



September 18, 1995               By:/s/ Herm Rosenman
                                   Herm Rosenman, President, Principal Executive Officer and Director






                               By:/s/ Howard G. Berger
                   Howard G. Berger, M.D. Principal Financial
                                  Officer and Director