Form 10-Q
period 1996-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 1996-07-12
CIK 790526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     April 30, 1996    Commission File Number    0-19019

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

                              Yes   X      No

Number of shares outstanding of the issuer's common stock as of July 2, 1996 was 38,930,760 [excluding 1,300,000 treasury shares].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
[UNAUDITED]
- ------------------------------------------------------------------------------



                                                           April 30,    October 31,
                                                           19 9 6       1 9 9 5
Assests:
Current Assets:
  Cash and Cash Equivalents                                $1,104,187   $ 3,928,832
  Marketable Security                                              --        1,956,707
  Accounts Receivable - Net                                18,162,629    16,011,324
  Accrued Revenue                                             245,944       304,871
  Due from Related Party                                      514,167        87,500
  Other                                                       272,358       264,452
                                                           ----------   -----------

   Total Current Assets                                    20,299,285    22,553,686
                                                           ----------   -----------

Property, Plant and Equipment - Net                        16,494,477    17,270,032
                                                           ----------   -----------

Other Assets:
  Accounts Receivable - Net                                 6,206,555     5,653,654
  Due from Related Parties                                  2,411,904     2,697,437
  Goodwill - Net                                           18,114,359    15,382,944
  Equity in Investee                                        4,100,000            --
  Other                                                     4,679,607     3,201,951
                                                           ----------   -----------

  Total Other Assets                                       35,512,425    26,935,986
                                                           ----------   -----------

  Total Assets                                             $72,306,187  $66,759,704
                                                           ===========  ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
[UNAUDITED]
- ------------------------------------------------------------------------------




                                                            April 30,    October 31,
                                                             1 9 9 6       1 9 9 5

Liabilities and Stockholder's Equity [Deficit]:
Current Liabilities:
  Accounts Payable                                         $2,852,783   $ 1,918,337
  Accrued Expenses - Current                                4,122,341     4,182,150
  Notes and Leases Payable - Current                        6,436,299    17,565,435
  Accrued Estimated Closing Costs - Current                   255,912       487,447
  Accrued Restructuring Costs                               1,050,000     1,250,000
  Other                                                     1,365,866     1,487,755
                                                           ----------   -----------

  Total Current Liabilities                                16,083,201    26,891,124
                                                           ----------   -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                          25,841,000    25,841,000
  Notes and Leases Payable                                 43,529,225    26,741,081
  Accrued Estimated Closing Costs                                  --       243,723
  Accrued Expenses                                          1,509,656     1,261,899
                                                           ----------   -----------

  Total Long-Term Liabilities                              70,879,881    54,087,703
                                                           ----------   -----------

Commitments and Contingencies                                      --            --
                                                           ----------   -----------

Minority Interest                                           1,131,212     1,023,343
                                                           ----------   -----------

Stockholder's Equity [Deficit]:
  Common Stock - $.01 Par Value,  100,000,000 Shares Authorized;  40,230,760 and
   40,230,760  Shares Issued;  38,930,760 and 40,230,760  Shares  Outstanding at
   April 30,
   1996 and October 31, 1995, Respectively                    402,307       402,307

  Paid-in Capital                                          99,399,165    99,399,165

  Retained Earnings [Deficit]                              (115,107,852)(115,043,938)

  Totals                                                   (15,306,380) (15,242,466)
  Less: Treasury Stock                                       (481,727)           --
                                                           ----------   -----------

  Total Stockholder's Equity [Deficit]                     (15,788,107) (15,242,466)
                                                           -----------  -----------

  Total Liabilities and Stockholder's Equity [Deficit]     $72,306,187  $66,759,704



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                   Three months ended          Six months ended
                                        April 30,                  April 30,
                                        ---------                  ---------
                                   1 9 9 6      1 9 9 5      1 9 9 6       1 9 9 5
                                   -------      -------      -------       -------
Revenue:
  Revenue                        $27,115,955 $21,609,046   $52,875,075  $42,869,684
  Less: Allowances               13,661,698    9,269,172   25,581,367    18,803,235
                                 ----------  -----------   ----------   -----------

  Net Revenue                    13,454,257   12,339,874   27,293,708    24,066,449
                                 ----------  -----------   ----------   -----------

Operating Expenses:
  Operating Expenses             10,541,040   10,306,003   21,912,907    21,296,415
  Depreciation and Amortization   1,301,852    2,494,350    2,471,783     4,646,128
  Provision for Bad Debts           329,780      819,835      643,139     1,626,521
                                 ----------  -----------   ----------   -----------

  Total Operating Expenses       12,172,672   13,620,188   25,027,829    27,569,064
                                 ----------  -----------   ----------   -----------

  Income [Loss] from Operations   1,281,585   (1,280,314)   2,265,879    (3,502,615)
                                 ----------  -----------   ----------   -----------

Other [Expenses] and Revenue:
  Interest Expense               (1,677,942)  (1,421,134)  (3,327,108)   (2,887,413)
  Interest Income                    79,420       50,109      189,170       138,326
  Other Income                      671,070      714,618      949,664     1,074,963
                                 ----------  -----------   ----------   -----------

  Total Other [Expenses]           (927,452)    (656,407)  (2,188,274)   (1,674,124)
                                 ----------  -----------   ----------   -----------

  Income [Loss] Before Income Taxes,
   Minority Interest in [Income]
   Loss of Subsidiaries and
   Extraordinary Item               354,133   (1,936,721)      77,605    (5,176,739)

Provision for Income Taxes               --           --           --            --

Minority Interest in [Income]
  Loss of Subsidiaries             (254,103)     (18,019)    (322,869)      (14,298)
                                 ----------  -----------   ----------   -----------

  Income [Loss] Before
   Extraordinary Item               100,030   (1,954,740)    (245,264)   (5,191,037)

Extraordinary Item - Gain
  from Settlement and Debt               --           --      181,350            --
                                 ----------  -----------   ----------   -----------

  Net Income [Loss]              $  100,030  $(1,954,740)  $  (63,914)  $(5,191,037)
                                 ==========  ===========   ==========   ===========

Income [Loss] Per Share:
  Loss Before Extraordinary Item         --         (.05)        (.01)         (.13)
  Extraordinary Item                     --           --          .01            --
                                 ----------  -----------   ----------   -----------

  Net Income [Loss] Per Share    $       --  $      (.05)  $       --   $      (.13)
                                 ==========  ===========   ==========   ===========

  Weighted Average Shares
   Outstanding                   37,309,393   40,026,510   39,424,627    40,026,510
                                 ==========  ===========   ==========   ===========

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
[UNAUDITED]
- ------------------------------------------------------------------------------



                                                                                                         Total
                                          Common Stock                                   Retained    Stockholder's
                                       Number of  Par Value    Treasury      Paid-in     Earnings       Equity
                                        Shares     Amount        Stock       Capital     [Deficit]     [Deficit]

  November 1, 1995                    40,230,760 $   402,307 $        --   $99,399,165 $(115,043,938$(15,242,466)

Purchase of Treasury Stock            (1,300,000)         --    (481,727)          --            --    (481,727)

Net [Loss] for the Six Months Ended
  April 30, 1996                              --          --          --           --       (63,914)    (63,914)
                                     ----------- ----------- -----------   ----------  ------------ -----------

  Balance - April 30, 1996 [Unaudited]38,930,760 $   402,307 $  (481,727)  $99,399,165 $(115,107,852$(15,788,107)
                                      ========== =========== ===========   =========== =========================




See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------



                                                               Six months ended
                                                                   April 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Cash [Used for] Provided by Continuing Operations          $(1,092,563) $ 4,045,914

Cash [Used] for Discontinued Operations                      (475,258)   (2,762,371)
                                                           ----------   -----------

  Net Cash - Operating Activities                          (1,567,821)    1,283,543
                                                           ----------   -----------

Investing Activities:
  Acquisitions - Net of Cash Acquired                        (500,000)   (1,076,096)
  Purchase of Property, Plant and Equipment                  (198,607)     (106,769)
  Payments to Care Advantage                                       --    (1,443,780)
  Purchase of 2% Increase in Management Fee                (1,100,000)           --
  Proceeds - Sale of Equipment                                245,000         3,125
  Proceeds - Sale of Marketable Security                    1,998,458            --
  Sale of ImmunoTherapeutics                                  143,750            --
                                                           ----------   -----------

  Net Cash - Investing Activities                            588,601     (2,623,520)
                                                           ---------    -----------

Financing Activities:
  Principal Payments on Capital Leases and Notes Payable   (4,095,821)   (3,128,114)
  Proceeds from Short-Term Borrowings on Notes Payable      2,947,123     1,814,845
  Payment on Stockholder Notes Payable                             --      (500,000)
  Joint Venture Distribution                                 (215,000)           --
  Payment of Equity                                                        --(7,000)
  Purchase of Treasury Stock                                 (481,727)           --

  Net Cash - Financing Activities                          (1,845,425)   (1,820,269)
                                                           ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents              (2,824,645)   (3,160,246)

Cash and Cash Equivalents - Beginning of Periods            3,928,832     5,649,230
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $1,104,187   $ 2,488,984
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $2,679,364   $ 3,043,755

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Radnet  subsidiary  entered into capital leases of approximately  $413,579 and $575,000 for the six months ended April 30, 1996 and 1995, respectively.

  During the six months ended April 30, 1996, the Company acquired all of the outstanding capital stock of Future Diagnostics, Inc. for $3,220,000 consisting of notes payable and assumed liabilities resulting in goodwill of approximately
$3,220,000.  In  addition,  the Company  acquired a 31%  interest in  Diagnostic
Imaging Services, Inc. ["DIS"] for $4,000,000 and the establishment of a $1,000,000 interest-bearing credit facility for DIS.

See Notes to Consolidated Financial Statements.

                                         5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
- ------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

Significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 1995 as filed with the Securities and Exchange Commission.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 1996 and 1995 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1995.

[3] Goodwill

The Company's goodwill as of April 30, 1996 is shown net of accumulated amortization of approximately $1,450,110 for the Radnet and Future Diagnostics subsidiaries. In October 1995, the Company recognized an impairment loss on long-lived assets and the majority of the Company's goodwill was written off. For this reason, amortization expense for the six months ended April 30, 1996 was approximately $489,112 compared to $2,059,715 for the six months ended April 30, 1995.

[4] Transactions with Related Parties

In April 1996, the Company renegotiated the existing management and service agreement with Beverly Radiology Medical Group, Inc. ["BRMG"]. BRMG is owned by an officer/stockholder of the Company and provides medical services and supervision at several of the Company's wholly-owned imaging centers. The Company's management fee will increase from 79% to 81% of Practice Billing Receipts in consideration for which the Company paid $1,100,000 to BRMG, which amount is being amortized over the approximate six year remaining term of the agreement. The $1,100,000 amount was arrived at by negotiation between the parties based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement taking into account recent past and future estimated Practice Billing Receipts at the imaging centers managed by BRMG. At the same time, the officer/stockholder purchased the interest of his partner in BRMG for $1,100,000. The partner who is an employee of the Company repaid a $1,400,000 note due to the Company and renegotiated his employment contract for a reduction in his time commitment and duties to the Company with a commensurate reduction in his compensation and an extension of his employment contract.

During the six months ended April 30, 1996, $25,000 was repaid to the Company against an $87,500 loan made to an officer/stockholder in fiscal 1995 reducing the balance due to $62,500 at April 30, 1996. The Company loaned $200,000 to Diagnostic Imaging Services, Inc. ["DIS"] in the second quarter of fiscal 1996. The loan is short-term and will accrue interest at 10%. In addition, as part of the Diagnostic Imaging Services, Inc. investment in the second quarter of 1996 [see Acquisitions], the Company set up a five-year, 10% revolving loan for DIS with a maximum borrowing base of $1,000,000. As of April 30, 1996, DIS borrowed the full $1,000,000 under this line. The Company accrued management fee income related to the DIS transaction of approximately $200,000 for the months of March and April 1996.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
- ------------------------------------------------------------------------------


[5] Litigation

The Company is a defendant in a class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation" [No. 93 CV 1150] pursuant to a Second Amended and Consolidated Class Action Complaint [the "Second Consolidated Complaint"].

In the Second Consolidated Complaint, the plaintiff identified certain "control" companies including among others, the Company, two publicly owned corporations in which the Company previously owned equity interests, namely ImmunoTherapeutics, Inc. and Digital Products Corporation, and another publicly owned corporation, Site-Based Media, Inc. ["Site"], and alleged that the defendants [including the Company, the Company's former principal stockholder, an entity allegedly controlled by such principal stockholder, the underwriter of the Company's December 1992 and June 1993 public offerings, such underwriter's parent company, such parent company's chairman and president, an individual, another broker-dealer and its president and Site] violated the federal securities laws and the Racketeer Influenced Corrupt Organizations ["RICO"] Act by initiating and/or joining in a conspiracy and course of conduct designed to manipulate and artificially inflate the market prices of the stocks of the various "control" companies in order to permit the defendants to sell "large" amounts of the "control" companies' securities to the public at manipulated prices and reap "huge" profits. The Second Consolidated Complaint claims damages as well as punitive damages [including the trebling of damages pursuant to the RICO statute], interest, attorney's fees and costs, all of which are unspecified in amount.

Management has contended that the Company was not a party to any conspiracy and did not engage in the illegal course of conduct alleged in the Second Consolidated Complaint. Although management believes this lawsuit is totally without merit with regard to the Company, the Company has incurred significant amounts of legal expense in defending against this lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. Therefore, in order to avoid further expense, the loss of executive time and inconvenience and to dispose of this expensive, burdensome and protracted litigation, on February 29, 1996 the Company through its attorneys executed a settlement Memorandum with the Class Action Plaintiffs
[executed by counsel for the Class Action Plaintiffs]. Pursuant to the Settlement Memorandum, and in full settlement of the class action with regard to the Company, its officers, directors, employees and agents [excluding allegations against such persons, if any, when operating not in such capacities but in some other capacity in connection with the conspiracy theory of the Second Consolidated Complaint], the Company agreed to pay the sum of $240,000 into an escrow fund for the benefit of the certified class [of which $40,000 would be held in a separate escrow to cover attorney's costs, if required, in connection with possible future depositions of the Company's officers, directors and previously subpoenaed former officers or directors or employees]. Any amount not so expended will be returned to the main escrow fund. The Company paid the $240,000 into the escrow fund on March 5, 1996. A Settlement Agreement reflecting the terms of the Settlement Memorandum was granted preliminary Court approval in April 1996. The Settlement Agreement will be submitted to members of the class who will be provided with an opportunity to accept or reject same at a Court hearing to be held at a future date. No assurances can be given that the settlement will be approved by the class members or will obtain final Court approval.

The Company had previously announced that the Los Angeles District Attorney's office was conducting an investigation related to the Company and its subsidiaries and had conducted a search of the premises of the Company and its Primedex and Radnet subsidiaries pursuant to a sealed affidavit which management has been unable to examine but which the Company was advised, alleged violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. On March 19, 1996, the Company issued a press release announcing that although the Los Angeles District Attorney's Office was investigating the activities of certain individuals who had been part of management of the Company's Primedex Corporation subsidiary through fiscal 1993, the District Attorney's Office had confirmed that it was not investigating any members of current management or the present business activities of Primedex Health Systems, Inc. or those of its operating subsidiaries including Radnet [The Primedex Corporation subsidiary, acquired by the Company in February 1992, subsequently ceased all business operations]. The Workers' Compensation Fraud Division of the Los Angeles District Attorney's Office approved the text of the Company's press release.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
- ------------------------------------------------------------------------------



[5] Litigation [Continued]

On May 31, 1996, the District Attorney's Office announced that a Los Angeles Grand Jury had issued a two count indictment against three individuals formerly associated with the Primedex Corporation subsidiary. The three individuals under indictment are David G. Gardner, former president of the Primedex Corporation subsidiary and a former director of the Company, Vincent A. Punturere, a former vice president and medical director of the Primedex Corporation subsidiary and Stanley Goldblum, a former consultant to the subsidiary. None of the three individuals have any present employment or consulting positions with the Company. Count One of the indictment accuses the three individuals between October 8, 1987 and November 30, 1995 of conspiring to commit insurance fraud, securities fraud and of conspiring to cheat and defraud others of property. Count Two of the indictment accuse the three individuals of actions between December 8, 1987 and January 21, 1993 allegedly constituting the crime of securities fraud. Management believes that the indictment marks the culmination of the above described investigation of the District Attorney's Office.

[6] Discontinued Operations - Primedex Subsidiary

In the second quarter of fiscal 1996, the Company settled its outstanding obligation with Primedex Corporation's primary building lessor for $140,000. Approximately $255,912 remains on the Company's books for estimated closing costs as of April 30, 1996.

[7] ImmunoTherapeutics Stock ["ITI"]

In November of 1995, the Company's investment in ITI representing 1,150,001 shares with a book value of $-0- was sold for $143,750. The investment was originally purchased in 1991 and the majority of the shares were sold in fiscal 1994.

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

For the six months ended April 30, 1996, FDI generated approximately $4,047,429 million in net revenue and generated approximately $228,983 in net income.

On March 25, 1996, the Company purchased 2,747,493 shares of common stock of Diagnostic Imaging Services, Inc. ["DIS"] together with a five year warrant to acquire an additional 1,521,739 shares [the "Warrant Shares"] at $1.60 per share for $3,000,000 and extended a five year revolving $1,000,000 loan to DIS. The purchase, together with a separate purchase of 730,768 DIS shares for $1,000,000 from DVI Financial Services, Inc. ["DVI"] makes Primedex the largest single shareholder of DIS, owning approximately 31% of the outstanding shares [excluding Warrant Shares]. The Company borrowed an aggregate $4,500,000 from DVI of which $4,000,000 was applied directly to such stock and warrant purchases and $500,000 was applied [together with an additional $500,000 from the Company's working capital] to the funding of the $1,000,000 revolving loan. DIS currently owns and operates 10 imaging centers providing high quality diagnostic imaging services located in the Los Angeles and San Diego area as well as 15 ultrasound laboratories located in hospitals, 13 mobile ultrasound units servicing hospitals and office buildings and one mobile MRI servicing a single hospital at various sites throughout southern California. DIS also operates a cancer care therapy center in Temecula, California. As of April 30, 1996, the investment is recorded on the Company's books at $4,000,000 with an additional $1,000,000 related party loan receivable.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #4
- ------------------------------------------------------------------------------



[8] Acquisitions [Continued]

On June 4, 1996, subsequent to the quarter's end, the Company agreed to purchase additional common stock in Diagnostic Imaging Services, Inc. increasing its total ownership to approximately 53% [excluding the Warrant Shares]. Primedex reached an agreement in principle to acquire all of the approximate 2.5 million common shares of DIS owned by Norman Hames, president of DIS as well as his options to purchase up to 507,737 shares of DIS common stock at various prices. Mr. Hames will receive in exchange $1.00 for each common share sold, paid in the form of a Primedex five year interest only promissory note, plus a five year option to acquire up to 3 million shares of Primedex common stock at $.60 per share.

[9] Notes Payable

[A] Note Payable - A note payable with remaining aggregate payments of approximately $946,000 was settled for $765,000 in February of 1996 resulting in a gain on early extinguishment of debt of approximately $181,000.

[B] Coast Fed Business Credit - The Company re-negotiated its terms and interest rate on its line of credit with Coast Fed reducing its interest rate to prime plus 3% from prime plus 4%.

[C] DVI Business Credit - The Company re-negotiated the interest rate on its line of credit with DVI reducing its rate to prime plus 3-1/2% from prime plus 4-1/2%.

The Company entered into an additional line of credit with DVI which is accessible for the lesser of 80% of the eligible accounts receivable of FDI, $1,000,000 or the prior 60 days collections of this subsidiary.
As of April 30, 1996, the Company had borrowed $-0- under this line.

In March 1996, the line of credit agreement with DVI was amended so that the Company could borrow up to an additional $1,500,000 over and above its eligible borrowings under the two existing lines of credit which are collateralized by the RadnetSub and FDI receivables. Approximately $1,000,000 is secured by an additional 5% of the eligible accounts receivable and the balance is unsecured. As of April 30, 1996, $-0- has been borrowed under this additional line.






                       . . . . . . . . . . . . . . . . . .

Item 2:

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Background

Primedex Health Systems, Inc. ["PHS"] [formerly CCC Franchising Corp.] was incorporated on October 21, 1985. On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of April 30, 1996, which is accounted for using the cost method at $-0-.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutic, Inc. ["ITI"]. At October 31, 1995, the Company owned approximately 19% of ITI and accounted for this investment using the cost method which was $-0-. In November of 1995, the investment was sold for $143,750 resulting in a gain on the Company's books recorded in the first quarter of fiscal 1996.

As of January 31, 1992, the Company's wholly-owned subsidiary, CCC Franchising Corp. I, entered into an asset purchase agreement with Primedex Corporation ["Primedex"] pursuant to which it purchased substantially all of Primedex's assets subject to certain liabilities for approximately $46,250,000 in cash and common stock. On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California workers' compensation industry. Accordingly, the operating results of this subsidiary were classified as a discontinued operation and the appropriate prior period amounts have been restated. Effective August 1, 1995, substantially all of the assets of Primedex were sold to an unrelated party for approximately $9,448,000. The sale resulted in a loss of approximately $3,800,000.

As of April 30, 1992, the Company's wholly-owned subsidiary, CCC Franchising Corp. II, entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] pursuant to which it acquired the business and assets subject to certain liabilities of Radnet for approximately $66,000,000 in cash and common stock. The statement of operations and cash flows for the six months ended April 30, 1996 and 1995 include the operations and cash transactions of Radnet.

On December 31, 1993, the Company acquired Advantage Health Systems, Inc. ["AHS"], a newly organized corporation formed to provide medical and surgical utilization review for major providers of health insurance, for $6,000,000 in cash. On August 26, 1994, the Company announced a plan to spin-off its subsidiary, Care Advantage, Inc. ["CareAd"], which owned AHS. The spin-off was effectuated in fiscal 1994. The operations of this subsidiary are classified as a discontinued line of business.

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. The statement of operations and cash flows for the six months ended April 30, 1996 include the operations and cash transactions of Future Diagnostics, Inc. Founded in 1989, FDI is a leading radiology management services organization providing network development and management along with diagnostic imaging cost containment and utilization review services.

On March 25, 1996, the Company acquired approximately 31% [excluding the Warrant Shares] of Diagnostic Imaging Services, Inc. for $4,000,000 and the establishment of a $1,000,000 revolving loan with DIS. DIS currently owns and operates 10 imaging centers in the Los Angeles and San Diego area as well as 15 ultrasound laboratories located in hospitals, 13 mobile ultrasound units servicing hospitals and office buildings and one mobile MRI servicing a single hospital throughout southern California. DIS also operates a cancer care therapy center in Temecula, California. In June 1996, the Company agreed to purchase additional stock from the president of DIS bringing its total ownership to 53% [excluding the Warrant Shares].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

Results of Operations

The discussion of the results of continuing operations includes Radnet and Future Diagnostics, Inc. ["FDI"] for the six months ended April 30, 1996. The discussion of the results of continuing operations includes Radnet for the six months ended April 30, 1995.

For the six months ended April 30, 1996, the Company had consolidated income from operations of $2,265,879 compared to the six months ended April 30, 1995 where the Company had a consolidated operating [loss] of $(3,502,615). One reason for the operating income increase was the reduction in depreciation and amortization expense [with the implementation of FASB 121 in fiscal 1995] from $4,646,128 to $2,471,783 in the six month periods ended April 30, 1995 and 1996, respectively. Radnet realized operating income of $3,203,664 for the six months ended April 30, 1996 compared to an operating [loss] of $(1,938,000) for the six months ended April 30, 1995. Future Diagnostics, Inc. realized operating income of $252,811 for the six months ended April 30, 1996. For the six months ended April 30, 1996 and 1995, Radnet realized net revenues of $23,246,279 and $24,066,000, respectively. FDI, acquired November 1995, realized net revenues of $4,047,429 for the six months ended April 30, 1996. For the six months ended April 30, 1996, operating expenses totaled $25,027,829 of which $20,513,429 was incurred by the Radnet operation, $3,301,704 was incurred by FDI, and $1,212,696 was incurred by PHS, the parent company.

Operating expenses of Radnet consisted primarily of wages and compensation of $9,137,955, depreciation and amortization of $2,224,758 and other general and administrative expenses of $9,150,716. Operating expenses of FDI consisted primarily of radiology site costs of approximately $2,365,863, salaries and wages of $554,746, depreciation and amortization of $97,752, and other general and administrative expenses of $283,343. PHS's operating expenses included $521,696 in salaries and compensation, depreciation and amortization of $149,273, and $541,727 in other general and administrative expenses.

For the six months ended April 30, 1996 and 1995, interest income was $189,170 and $138,326, respectively. For the six months ended April 30, 1996 and 1995, interest expense was $3,327,108 and $2,887,413, respectively. Interest of approximately $310,000 was reclassified from interest expense of the continuing operations and was allocated to accrued estimated closing costs for the six months ended April 30, 1995. Interest expense of Radnet was primarily attributable to equipment financing and lines of credit charges. Interest expense of PHS was primarily attributable to its outstanding debentures.

For the six months ended April 30, 1996 and 1995, the Company had net losses from continuing operations of $(63,914) and $(5,191,037), respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


Liquidity and Capital Resources

Cash decreased for the six months ended April 30, 1996 and 1995 by $2,824,645 and $3,160,246, respectively. Cash generated in investing activities for the six months ended April 30, 1996 was $588,601. In March of 1996, the Company converted its marketable securities into cash. Cash utilized for investing activities for the six months ended April 30, 1995 was $2,623,520. For the six months ended April 30, 1996, the Company acquired Future Diagnostics, Inc. and a 31% interest in Diagnostic Imaging Services, Inc. For the six months ended April 30, 1995, the Company acquired the remaining interests in Lancaster Radiology Medical Group, Antelope Valley MRI and Santa Clarita Imaging Center. In addition, the Company acquired Women's Diagnostics Medical Group and merged its operation with the Tower division in fiscal 1995. Also, in the six months ended April 30, 1995, the Company advanced $1,443,780 to Care Advantage. Cash utilized for financing activities for the six months ended April 30, 1996 and 1995 was $1,845,425 and $1,820,269, respectively. For the six months ended April 30, 1996, $4,095,821 was made in debt and lease payments, $2,947,123 was advanced from short-term borrowings, $481,727 was used to purchase treasury stock and $215,000 was distributed to joint venture partners. For the six months ended April 30, 1995, $3,128,114 was made in debt and lease payments, $1,814,845 was advanced from short-term borrowings and the Company paid $500,000 on a stockholder note payable.

At April 30, 1996, the Company had net working capital of $4,216,084 as compared to a working capital deficit of $1,184,067 at April 30, 1995, an increase of $5,400,151. The primary reasons for the improvement in net working capital from April 30, 1995 and October 31, 1995 is the reclassification of the Company's lines of credit as long-term given one line is due in December 1997 and the other in December 1998, as well as an agreement with an outside lender to restructure its debt with the Company subject to the completion of the definitive legal documents. Under the agreement, the Company would make the payment for accrued default interest on August 1, 1996, and begin making scheduled payments on the remaining principal balance on September 1, 1996. As
of  April  30,  1996  and  1995,  an  aggregate   $8,900,000   and   $5,850,000,
respectively, was due under the Company's external credit lines.

The Company's future payments for debt and equipment under capital lease for the next five years will be approximately $11,500,000, $9,450,000, $14,340,000,
$5,600,000 and $4,350,000, respectively. The April 30, 1996 lines of credit balances aggregated approximately $8,900,000. Interest expense, exclusive of lines of credit charges, for the next five years, in addition to the above payments will be approximately $4,265,000, $2,330,000, $1,625,000, $1,000,000 and $625,000, respectively. In addition, Radnet and FDI have non-cancellable operating leases for use of their facilities and certain medical equipment which will average approximately $3,160,000 in annual payments over the next five years. The Company has committed to expenditures of at least $1,250,000 over the next year to develop a centralized scheduling, transcription, billing and collection system. The major supplier of equipment to the Company has agreed to provide financing for substantially all of the project.

The Company acquired Future Diagnostics, Inc. in November 1995 for approximately $3,200,000 in notes [approximately $2.2 million] and assumed assets and liabilities [approximately $1 million]. The first three note payments aggregating approximately $995,000 were paid in the six months ended April 30, 1996. Three quarterly payments of $50,000 are due in May, August and November of 1996, followed by eight quarterly payments of $75,000, four quarterly payments of $100,000 and a final lump-sum payment of $200,000 on December 31, 1999.

The  Company   estimates   interest  payments  on  its  bond  debentures  to  be
approximately $2,583,500 for fiscal 1996. At present, the January, April and July payments of approximately $646,025 each were already paid with the remaining quarterly payment due on October 1, 1996.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------


Liquidity and Capital Resources [Continued]

Radnet's working capital needs are currently provided under two lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $7,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together, with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender holds a first lien on substantially all of Radnet's assets to secure repayment under this line of credit. At April 30, 1996, approximately $6,700,000 was outstanding under this line.

A second line of credit was obtained in December 1994, subsequent to the acquisition of Tower Imaging Corporation. Under this agreement, due December 1997, the Company may borrow the lessor of 75% of the eligible accounts receivable, $4,000,000, or the prior 120-days' cash collections. Borrowing under this line are repayable with interest at an annual rate equal to the bank's prime rate plus 3-1/2%. The credit line is collateralized by approximately 80% of the Tower division's [Radnet Sub, Inc.] accounts receivable. At April 30, 1996, approximately $2,200,000 was outstanding under this line. FDI's working capital needs will be provided under a third line of credit. The division will be able to borrow the lesser of up to 80% of the net collectible value of its eligible commercial insurance and worker's compensation receivables, $1,000,000, or the prior 60-days' cash collections. As of April 30, 1996, $-0- has been borrowed under this line. In March of 1996, the second and third lines of credit were further amended so that the Company could borrow an additional $1,500,000 over and above its eligible borrowings under the two lines discussed above. Approximately $1,000,000 of this line is secured by an additional 5% of the eligible accounts receivable, while the remaining $500,000 of this line is unsecured. As of April 30, 1996, $-0- had been borrowed under this additional line.

In connection with ceasing operations at certain of the Radnet imaging centers, lawsuits have been filed against the Radnet subsidiary by lessors of the properties for past due rent, future rent and damages to the properties plus other costs. The aggregate monthly rentals through the terms of each of the related leases approximates $2,500,000. The Radnet subsidiary has and will assert defenses to each of these lawsuits; however, no assurances can be given that any of these suits will settle or as to the amount of damages, if any, Radnet will incur. Radnet accrued approximately $1,500,000 for past due rent and legal costs of which $450,000 of the reserve was utilized in the six months ended April 30, 1996 for legal services and settlement costs.

On March 25, 1996, the Company purchased 2,747,493 shares of common stock of Diagnostic Imaging Services, Inc. ["DIS"] together with a five year warrant to acquire an additional 1,521,739 shares [the "Warrant Shares"] at $1.60 per share for $3,000,000 and extended a five year revolving $1,000,000 loan to DIS. The purchase, together with a separate purchase of 730,768 DIS shares for $1,000,000 from DVI Financial Services, Inc. ["DVI"] makes Primedex the largest single shareholder of DIS, owning approximately 31% of the outstanding shares [excluding the Warrant Shares]. The Company borrowed an aggregate $4,500,000 from DVI of which $4,000,000 was applied directly to such stock and warrant purchases and $500,000 was applied [together with an additional $500,000 from the Company's working capital] to the funding of the $1,000,000 revolving loan. DIS currently owns and operates 10 imaging centers providing high quality diagnostic imaging services located in the Los Angeles and San Diego area as well as 15 ultrasound laboratories located in hospitals, 13 mobile ultrasound units servicing hospitals and office buildings and one mobile MRI servicing a single hospital at various sites throughout southern California. DIS also operates a cancer care therapy center in Temecula, California. As of April 30, 1996, the investment is recorded on the Company's books at $4,000,000 with an additional $1,000,000 related party loan receivable.

On June 4, 1996, subsequent to the quarter's end, the Company agreed to purchase additional common stock in Diagnostic Imaging Services, Inc. increasing its total ownership [excluding the Warrant Shares] to approximately 53%. Primedex reached an agreement in principle to acquire all of the approximate 2.5 million common shares of DIS owned by Norman Hames, president of DIS as well as his options to purchase up to 507,737 shares of DIS common stock at various prices. Mr. Hames will receive in exchange $1.00 for each common share sold, paid in the form of a Primedex five year interest only promissory note, plus a five year option to acquire up to 3 million shares of Primedex common stock at $.60 per share.

Item 6:  Exhibits and Reports on Form 8-K

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


PART II - OTHER INFORMATION
- ------------------------------------------------------------------------------



Item 1.

Legal Proceedings

The Company is a defendant in a class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation" [No. 93 CV 1150] pursuant to a Second Amended and Consolidated Class Action Complaint [the "Second Consolidated Complaint"].

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

Management has contended that the Company was not a party to any conspiracy and did not engage in the illegal course of conduct alleged in the Second Consolidated Complaint. Although management believes this lawsuit is totally without merit with regard to the Company, the Company has incurred significant amounts of legal expense in defending against this lawsuit and would have been required to expend significant additional amounts to continue the defense through trial. Therefore, in order to avoid further expense, the loss of executive time and inconvenience and to dispose of this expensive, burdensome and protracted litigation, on February 29, 1996 the Company through its attorneys executed a settlement Memorandum with the Class Action Plaintiffs
[executed by counsel for the Class Action Plaintiffs]. Pursuant to the Settlement Memorandum, and in full settlement of the class action with regard to the Company, its officers, directors, employees and agents [excluding allegations against such persons, if any, when operating not in such capacities but in some other capacity in connection with the conspiracy theory of the Second Consolidated Complaint], the Company agreed to pay the sum of $240,000 into an escrow fund for the benefit of the certified class [of which $40,000 would be held in a separate escrow to cover attorney's costs, if required, in connection with possible future depositions of the Company's officers, directors and previously subpoenaed former officers or directors or employees]. Any amount not so expended will be returned to the main escrow fund. The Company paid the $240,000 into the escrow fund on March 5, 1996. A Settlement Agreement reflecting the terms of the Settlement Memorandum was granted preliminary Court approval in April 1996. The Settlement Agreement will be submitted to members of the class who will be provided with an opportunity to accept or reject same at a Court hearing to be held at a future date. No assurances can be given that the settlement will be approved by the class members or will obtain final Court approval.

Item 6:  Exhibits and Reports on Form 8-K

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


ITEM 5 - OTHER INFORMATION
- ------------------------------------------------------------------------------




The Company had previously announced that the Los Angeles District Attorney's office was conducting an investigation related to the Company and its subsidiaries and had conducted a search of the premises of the Company and its Primedex and Radnet subsidiaries pursuant to a sealed affidavit which management has been unable to examine but which the Company was advised, alleged violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. On March 19, 1996, the Company issued a press release announcing that although the Los Angeles District Attorney's Office was investigating the activities of certain individuals who had been part of management of the Company's Primedex Corporation subsidiary through fiscal 1993, the District Attorney's Office had confirmed that it was not investigating any members of current management or the present business activities of Primedex Health Systems, Inc. or those of its operating subsidiaries including Radnet [The Primedex Corporation subsidiary, acquired by the Company in February 1992, subsequently ceased all business operations]. The Workers' Compensation Fraud Division of the Los Angeles District Attorney's Office approved the text of the Company's press release.

On May 31, 1996, the District Attorney's Office announced that a Los Angeles Grand Jury had issued a two count indictment against three individuals formerly associated with the Primedex Corporation subsidiary. The three individuals under indictment are David G. Gardner, former president of the Primedex Corporation subsidiary and a former director of the Company, Vincent A. Punturere, a former vice president and medical director of the Primedex Corporation subsidiary and Stanley Goldblum, a former consultant to the subsidiary. None of the three individuals have any present employment or consulting position with the Company. Count One of the indictment accuses the three individuals between October 8, 1987 and November 30, 1995 of conspiring to commit insurance fraud, securities fraud and of conspiring to cheat and defraud others of property. Count Two of the indictment accuse the three individuals of actions between December 8, 1987 and January 21, 1993 allegedly constituting the crime of securities fraud. Management believes that the indictment marks the culmination of the above described investigation of the District Attorney's Office.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


SIGNATURES
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Primedex Health Systems, Inc. and Affiliates
                                       [Registrant]


July 11, 1996
                                       By: /s/ Herm Rosenman
                                  Herm Rosenman, President, Principal Executive
                                          Officer and Director


                                       By: /s/ Howard G. Berger
                                    Howard G. Berger, M.D., Principal Financial
                                          Officer and Director

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
- ------------------------------------------------------------------------------


SIGNATURES
- ------------------------------------------------------------------------------







                                 Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Primedex Health Systems, Inc. and Affiliates
                                       [Registrant]


July 11, 1996
                                       By:
                                  Herm Rosenman, President, Principal Executive
                                        Officer and Director


                                       By:
                                     Howard G. Berger, M.D., Principal Financial
                                          Officer and Director