Form 10-Q
period 1996-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1996-11-01
CIK 790526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     July 31, 1996     Commission File Number    0-19019

                          PRIMEDEX HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                   New York                                 13-3326724
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            1516 Cotner Avenue
            Los Angeles, California                            90025
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:         (310) 478-7808
                                                       ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

Number of shares outstanding of the issuer's common stock as of October 21, 1996 was 38,932,260 [excluding 1,300,000 treasury shares].



PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                            July 31,     October 31,
                                                             1 9 9 6       1 9 9 5
                                                           [Unaudited]

Assets:
Current Assets:
  Cash and Cash Equivalents                                $  322,699   $ 3,928,832
  Marketable Securities                                            --        1,956,707
  Accounts Receivable - Net                                17,153,283    16,011,324
  Accrued Revenue                                             457,455       304,871
  Due from Related Party                                    3,148,380        87,500
  Other                                                       292,094       264,452
                                                           ----------   -----------

   Total Current Assets                                    21,373,911    22,553,686
                                                           ----------   -----------

Property, Plant and Equipment - Net                        17,017,220    17,270,032
                                                           ----------   -----------

Other Assets:
  Accounts Receivable - Net                                 5,879,778     5,653,654
  Due from Related Parties                                  1,033,333     2,697,437
  Goodwill - Net                                           17,869,804    15,382,944
  Equity in Investee                                        4,178,000            --
  Other                                                     4,510,448     3,201,951
                                                           ----------   -----------

  Total Other Assets                                       33,471,363    26,935,986
                                                           ----------   -----------

  Total Assets                                             $71,862,494  $66,759,704
                                                           ===========  ===========



See Notes to Consolidated Financial Statements.





PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------




                                                            July 31,     October 31,
                                                             1 9 9 6       1 9 9 5
                                                           [Unaudited]

Liabilities and Stockholder's Equity [Deficit]:
Current Liabilities:
  Accounts Payable                                         $3,681,018   $ 1,918,337
  Accrued Expenses - Current                                4,458,965     4,182,150
  Notes and Leases Payable - Current                        6,273,898    17,565,435
  Accrued Estimated Closing Costs - Current                   150,000       487,447
  Accrued Restructuring Costs                                 600,000     1,250,000
  Other                                                       153,463     1,487,755
                                                           ----------   -----------

  Total Current Liabilities                                15,317,344    26,891,124
                                                           ----------   -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                          25,829,000    25,841,000
  Notes and Leases Payable                                 44,269,458    26,741,081
  Accrued Estimated Closing Costs                                  --       243,723
  Accrued Expenses                                          1,224,961     1,261,899
                                                           ----------   -----------

  Total Long-Term Liabilities                              71,323,419    54,087,703
                                                           ----------   -----------

Commitments and Contingencies                                      --            --
                                                           ----------   -----------

Minority Interest                                           1,197,480     1,023,343
                                                           ----------   -----------

Stockholder's Equity [Deficit]:
  Common Stock - $.01 Par Value,  100,000,000 Shares Authorized;  40,232,260 and
   40,230,760  Shares Issued;  38,932,260 and 40,230,760  Shares  Outstanding at
   July 31,
   1996 and October 31, 1995, Respectively                    402,322       402,307

  Paid-in Capital                                          99,411,150    99,399,165

  Retained Earnings [Deficit]                              (115,307,494)(115,043,938)

  Totals                                                   (15,494,022) (15,242,466)
  Less: Treasury Stock                                       (481,727)           --
                                                           ----------   -----------

  Total Stockholder's Equity [Deficit]                     (15,975,749) (15,242,466)
                                                           -----------  -----------

  Total Liabilities and Stockholder's Equity [Deficit]     $71,862,494  $66,759,704



See Notes to Consolidated Financial Statements.



PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------




                                   Three months ended          Nine months ended
                                        July 31,                    July 31
                                        --------                    -------
                                   1 9 9 6      1 9 9 5      1 9 9 6       1 9 9 5
                                   -------      -------      -------       -------
Revenue:
  Revenue                        $25,501,478 $22,356,477   $78,376,553  $65,226,161
  Less: Allowances               12,845,201   10,116,844   38,426,568    28,920,079
                                 ----------  -----------   ----------   -----------

  Net Revenue                    12,656,277   12,239,633   39,949,985    36,306,082
                                 ----------  -----------   ----------   -----------

Operating Expenses:
  Operating Expenses             11,156,661    9,417,737   33,069,569    30,714,152
  Depreciation and Amortization   1,241,592    1,863,588    3,713,375     6,509,716
  Provision for Bad Debts           310,625      847,683      953,764     2,474,204
                                 ----------  -----------   ----------   -----------

  Total Operating Expenses       12,708,878   12,129,008   37,736,708    39,698,072
                                 ----------  -----------   ----------   -----------

  [Loss] Income from Operations     (52,601)     110,625    2,213,277    (3,391,990)
                                 ----------  -----------   ----------   -----------

Other [Expenses] and Income:
  Interest Expense               (1,731,121)  (1,870,819)  (5,058,229)   (4,758,232)
  Interest Income                    55,978      520,091      245,148       658,417
  Other Income                      677,757        8,570    1,527,421     1,083,533
  Equity in Income of Investee       78,000           --      178,000            --
                                 ----------  -----------   ----------   -----------

  Other [Expenses] - Net           (919,386)  (1,342,158)  (3,107,660)   (3,016,282)
                                 ----------  -----------   ----------   -----------

  [Loss] Before Income Taxes,
   Minority Interest in [Income]
   of Subsidiaries and
   Extraordinary Item              (971,987)  (1,231,533)    (894,383)   (6,408,272)

Provision for Income Taxes               --           --           --            --

Minority Interest in [Income]
  of Subsidiaries                  (116,268)    (301,054)    (439,137)     (315,352)
                                 ----------  -----------   ----------   -----------

  [Loss] Before Extraordinary Item(1,088,255) (1,532,587)  (1,333,520)   (6,723,624)

Extraordinary Item - Gain
  from Settlement and Debt          888,614           --    1,069,964            --
                                 ----------  -----------   ----------   -----------

  Net [Loss] from Continuing
   Operations - Forward          $ (199,641) $(1,532,587)  $ (263,556)  $(6,723,624)



See Notes to Consolidated Financial Statements.

                                         3


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------




                                   Three months ended          Nine months ended
                                        July 31,                    July 31
                                        --------                    -------
                                   1 9 9 6      1 9 9 5      1 9 9 6       1 9 9 5
                                   -------      -------      -------       -------

  Net [Loss] from Continuing
   Operations - Forwarded        $ (199,641) $(1,532,587)  $ (263,556)  $(6,723,624)

Discontinued Operations:
  [Loss] from the Sale of the Accounts
   Receivable of the Discontinued
   Operation                             --   (4,013,313)          --    (4,013,313)
                                 ----------  -----------   ----------   -----------

  Net [Loss]                     $ (199,641) $(5,545,900)  $ (263,556)  $(10,736,937)
                                 ==========  ===========   ==========   ============

Income [Loss] Per Share:
  [Loss] Before Extraordinary Item     (.03)        (.04)        (.03)         (.17)
  Extraordinary Item                    .02           --          .02            --
                                 ----------  -----------   ----------   -----------

  [Loss] from Continuing Operations    (.01)        (.04)        (.01)         (.17)

  Income [Loss] from Discontinued
   Operations                            --         (.10)          --          (.10)
                                 ----------  -----------   ----------   -----------

  Net [Loss] Per Share           $     (.01) $       (14)  $     (.01)  $      (.27)
                                 ==========  ===========   ==========   ===========

  Weighted Average Shares
   Outstanding                   38,931,716   40,027,760   39,258,515    40,026,926
                                 ==========  ===========   ==========   ===========






See Notes to Consolidated Financial Statements.

                                         4


PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
------------------------------------------------------------------------------



                                                                                                         Total
                                          Common Stock                                   Retained    Stockholder's
                                       Number of  Par Value    Treasury      Paid-in     Earnings       Equity
                                        Shares     Amount        Stock       Capital     [Deficit]     [Deficit]

  Balance - November 1, 1995          40,230,760 $   402,307 $        --   $99,399,165 $(115,043,938$(15,242,466)

Purchase of Treasury Stock            (1,300,000)         --    (481,727)          --            --    (481,727)

Conversion of Subordinated
  Debentures to Common Stock               1,500          15          --       11,985            --      12,000

Net [Loss] for the Nine Months Ended
  July 31, 1996                               --          --          --           --      (263,556)   (263,556)
                                     ----------- ----------- -----------   ----------  ------------ -----------

  Balance - July 31, 1996 [Unaudited] 38,932,260 $   402,322 $  (481,727)  $99,411,150 $(115,307,494$(15,975,749)
                                     =========== =========== ===========   =========== =========================




See Notes to Consolidated Financial Statements.

                                         5


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Nine months ended
                                                                   July 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Cash [Used for] Provided by Continuing Operations          $ (705,692)  $12,429,008

Cash [Used] for Discontinued Operations                      (515,208)   (8,966,321)
                                                           ----------   -----------

  Net Cash - Operating Activities                          (1,220,900)    3,462,687
                                                           ----------   -----------

Investing Activities:
  Acquisitions - Net of Cash Acquired                        (500,000)   (1,076,098)
  Purchase of Property, Plant and Equipment                  (279,651)     (225,241)
  Payments to Care Advantage                                       --    (2,854,168)
  Purchase of 2% Increase in Management Fee                (1,100,000)           --
  Proceeds - Sale of Marketable Security                    1,998,458            --
  Sale of ImmunoTherapeutics                                  143,750            --
                                                           ----------   -----------

  Net Cash - Investing Activities                            262,557     (4,155,507)
                                                           ---------    -----------

Financing Activities:
  Principal Payments on Capital Leases and Notes Payable   (5,549,437)   (5,435,852)
  Proceeds from Short-Term Borrowings on Notes Payable      3,648,374     2,505,754
  Joint Venture Distribution                                 (265,000)           --
  Payment of Equity                                                        --(7,000)
  Purchase of Treasury Stock                                 (481,727)           --

  Net Cash - Financing Activities                          (2,647,790)   (2,937,098)
                                                           ----------   -----------

  Net [Decrease] in Cash and Cash Equivalents              (3,606,133)   (3,629,918)

Cash and Cash Equivalents - Beginning of Periods            3,928,832     5,649,230
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  322,699   $ 2,019,312
                                                           ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $4,213,644   $ 4,390,924

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Radnet subsidiary entered into capital leases of approximately $1,697,125 and $575,000 for the nine months ended July 31, 1996 and 1995, respectively.

  During the July 31, 1996 quarter, subordinated debentures totaling $12,000 were converted into 1,500 shares of the Company's common stock. During the July 31, 1995 quarter, subordinated debentures totaling $30,000 were converted into 3,750 shares of the Company's common stock.

  During the nine months ended July 31, 1996, the Company acquired all of the outstanding capital stock of Future Diagnostics, Inc. for $3,220,000 consisting of notes payable and assumed liabilities resulting in goodwill of approximately $3,220,000. In addition, the Company acquired a 31% interest in Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 and the establishment of a $1,000,000 interest-bearing credit facility for DIS.

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Information as of and for the nine months ended July 31, 1996 is Unaudited]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

Significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 1995 as filed with the Securities and Exchange Commission.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 1996 and 1995 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1995.

[3] Goodwill

The Company's goodwill as of July 31, 1996 is shown net of accumulated amortization of $1,694,666 for the Radnet and Future Diagnostics subsidiaries. In October 1995, the Company recognized an impairment loss on long-lived assets and the majority of the Company's goodwill was written off. For this reason, amortization expense for the nine months ended July 31, 1996 was approximately $733,668 compared to $3,288,565 for the nine months ended July 31, 1995. Amortization expense for the nine months ended July 31, 1996 consists of $612,898 for the Radnet subsidiary and $120,770 for the Future Diagnostics subsidiary acquired in November 1995.

[4] Transactions with Related Parties

In April 1996, the Company re-negotiated the existing management and service agreement with Beverly Radiology Medical Group, Inc. ["BRMG"]. BRMG is owned by an officer/stockholder of the Company and provides medical services and supervision at several of the Company's wholly-owned imaging centers. The Company's management fee will increase from 79% to 81% of Practice Billing Receipts in consideration for which the Company paid $1,100,000 to BRMG, which amount is being amortized over the appropriate six year remaining term of the agreement. The $1,100,000 amount was arrived at by negotiation between the parties based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement taking into account recent past and future estimated Practice Billing Receipts at the imaging centers managed by BRMG. At the same time, the officer/stockholder purchased the interest of his partner in BRMG for $1,100,000. The partner who is an employee of the Company repaid a $1,400,000 note due to the Company and renegotiated his employment contract for a reduction in his time commitment and duties to the Company with a commensurate reduction in his compensation and an extension of his employment contract. The remaining partner in BRMG still owes the Company $1,431,830 as of July 31, 1996.

During the nine months ended July 31, 1996, the Company loaned $50,000 to an employee. In addition, $35,000 was repaid to the Company against an $87,500 loan made to an officer in fiscal 1995 reducing the balance due to $52,500 at July 31, 1996.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[Information as of and for the nine months ended July 31, 1996 is Unaudited]
------------------------------------------------------------------------------



[4] Transactions with Related Parties [Continued]

The Company loaned $1,271,050 to Diagnostic Imaging Services, Inc. ["DIS"] in the second and third quarters of fiscal 1996. In early August 1996, subsequent to the quarter's end, DIS repaid approximately $1,215,000 of the loans with interest. The residual loan balances with DIS are short-term and will accrue interest at 10%. In addition, as part of the Diagnostic Imaging Services, Inc. investment [see Acquisitions], the Company set up a five-year, 10% revolving loan for DIS with a maximum borrowing base of $1,000,000. As of July 31, 1996, DIS borrowed the full $1,000,000 under this line and PHS has classified the receivable as long-term. Accrued interest on both of the above DIS transactions approximates $42,000 as of July 31, 1996.

The Company accrued management fee income related to the DIS transaction of approximately $335,000 for the five periods from the investment date. March and April management fees were $100,000 each; May to July fees were $45,000 per month. These amounts were agreed upon by management of both DIS and PHS.

[5] Litigation

The Company is a defendant in a class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation" [No. 93 CV 1150]. The Company entered into a preliminary settlement with the plaintiff class in this lawsuit by the payment of $240,000. The lawsuit continues with respect to the other defendants. The Company remains convinced that it had not engaged in any inappropriate conduct in this matter. The settlement between the Company and the plaintiff class was granted preliminary Court approval in April 1996. The settlement is subject to final approval by the class and to final Court approval.

The Company had previously announced that the Los Angeles District Attorney's office was conducting an investigation related to the Company and its subsidiaries and had conducted a search of the premises of the Company and its Primedex and Radnet subsidiaries pursuant to a sealed affidavit which management was unable to examine but which the Company was advised, alleged violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. On March 19, 1996, the Company issued a press release announcing that although the Los Angeles District Attorney's Office was investigating the activities of certain individuals who had been part of the management of the Company's Primedex Corporation subsidiary through fiscal 1993, the District Attorney's Office had confirmed that it was not investigating any members of the current management or the present business activities of Primedex Health Systems, Inc. or those of its operating subsidiaries including Radnet [The Primedex Corporation subsidiary, acquired by the Company in February 1992, subsequently ceased all business operations]. The Workers' Compensation Fraud Division of the Los Angeles District Attorney's Office approved the text of the Company's press release.

On May 31, 1996, the District Attorney's Office announced that a Los Angeles Grand Jury had issued a two count indictment against three individuals formerly associated with the Primedex Corporation subsidiary. The three individuals under indictment are David G. Gardner, former president of the Primedex Corporation subsidiary and a former director of the Company, Vincent A. Punturere, a former vice president and medical director of the Primedex Corporation subsidiary and Stanley Goldblum, a former consultant to the subsidiary. None of the three individuals have any present employment or consulting positions with the Company. Count One of the indictment accuses the three individuals between October 8, 1987 and November 30, 1995 of conspiring to commit insurance fraud, securities fraud and of conspiring to cheat and defraud others of property. Count Two of the indictment accuses the three individuals of actions between December 8, 1987 and January 21, 1993 allegedly constituting the crime of securities fraud. Management believes that the indictment marks the culmination of the above described investigation of the District Attorney's Office.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
[Information as of and for the nine months ended July 31, 1996 is Unaudited]
------------------------------------------------------------------------------



[6] Discontinued Operations - Primedex Subsidiary

In the nine months ended July 31, 1996, the Company settled its outstanding obligation with its Primedex Corporation subsidiary's primary building lessor for $140,000. Approximately $150,000 remains on the Company's books as a liability for estimated closing costs as of July 31, 1996.

[7] ImmunoTherapeutics Stock ["ITI"]

In November of 1995, the Company's investment in ITI representing 1,150,001 shares with a book value of $-0- was sold for $143,750. The investment was originally purchased in 1991 and the majority of the shares were sold in fiscal 1994.

[8] Acquisitions

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Founded in 1989, FDI is a leading Radiology management services organization providing network development and management along with diagnostic imaging cost containment, utilization review and physician and credentialing services.

For the nine months ended July 31, 1996, FDI generated approximately $5,812,567 million in net revenue and generated approximately $236,329 in net income.

On March 25, 1996, the Company purchased 2,747,493 shares of common stock of Diagnostic Imaging Services, Inc. ["DIS"] together with a five year warrant to acquire an additional 1,521,739 shares ["the Warrant Shares"] at $1.60 per share for $3,000,000 and extended a five year revolving $1,000,000 loan to DIS. The purchase, together with a separate purchase of 730,768 of DIS shares for $1,000,000 from DVI Financial Services, Inc. ["DVI"], made the Company the largest single shareholder of DIS, owning approximately 31%, or 3,478,261 of the outstanding shares [excluding Warrant Shares]. The Company borrowed an aggregate $4,500,000 from DVI of which $4,000,000 was applied directly to such stock and warrant purchases and $500,000 was applied [together with an additional $500,000 from the Company's working capital] to the funding of the $1,000,000 revolving loan.

DIS currently owns and operates 12 imaging centers providing high quality diagnostic imaging services located in the Los Angeles and San Diego area as well as 14 ultrasound laboratories located in hospitals, 8 mobile ultrasound units servicing hospitals and office buildings and one mobile MRI servicing a single hospital at various sites throughout southern California. DIS also operates a cancer care therapy center in Temecula, California. As of July 31, 1996, the investment is recorded on the Company's books at $4,000,000 with an additional $178,000 of estimated earnings during the investment period.

Effective August 6, 1996, subsequent to the quarter's end, PHS acquired an additional 3,223,046 shares of DIS common stock [2,448,862 from Norman Hames, President of DIS, and 774,184 from other related parties] together with various warrants to acquire an additional 525,917 shares of DIS common stock ["the Warrant Shares"] at various prices increasing PHS's total ownership in DIS to approximately 60%, or 6,701,307 shares [excluding Warrant Shares]. In consideration for the additional stock, Primedex issued a five-year, interest only promissory note for $4,252,445 with five-year warrants to acquire up to 5,528,179 shares of PHS common stock at $.60 per share.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
[Information as of and for the nine months ended July 31, 1996 is Unaudited]
------------------------------------------------------------------------------




[9] Refinancing

[A] Note Payable - A note payable with remaining aggregate payments of approximately $946,000 was settled for $765,000 in February of 1996 resulting in a gain on early extinguishment of debt of approximately $181,000. In addition, a capital lease reclassified as other liabilities at year-end 1995 was settled in full for $-0- and the return of the equipment to the lessor. The Company's book value on the equipment was $-0- and the transaction resulted in a extraordinary gain of approximately $890,000 in the third quarter of fiscal 1996.

[B] Coast Fed Business Credit - The Company re-negotiated its terms and interest rate on its line of credit with Coast Fed reducing its interest rate to prime plus 3% from prime plus 4%. In addition, the Company re-negotiated its borrowing base with Coast Fed and transferred its FDI subsidiary's receivable collateral from DVI Business Credit to Coast Fed in the third quarter of fiscal 1996. Under the new agreement, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections.

[C] DVI Business Credit - The Company re-negotiated the interest rate on its line of credit with DVI reducing its rate to prime plus 3-1/2% from prime plus 4-1/2%. Previously assigned receivables of FDI were transferred to CoastFed and the second line of credit was eliminated. The Company had borrowed $-0- against these receivables before the transfer. In March of 1996, the line of credit agreement with DVI was amended so that the Company could borrow up to an additional $1,500,000 over and above its eligible borrowings under its existing line of credit which is collateralized by approximately 80% of the RadnetSub receivables. Approximately $1,000,000 is secured by an additional 5% of the eligible accounts receivable and the balance is unsecured.






                          . . . . . . . . . . . . . . .

Item 2:

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background

Primedex Health Systems, Inc. ["PHS"] [formerly "CCC Franchising Corp."] was incorporated on October 21, 1985. On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of July 31, 1996, which is accounted for using the cost method at $-0-.

During fiscal 1992, the Company purchased approximately 90% of the common stock of Immuno Therapeutics, Inc. ["ITI"]. At October 31, 1995, the Company owned approximately 19% of ITI and accounted for this investment using the cost method which was $-0-. In November of 1995, the investment was sold for $143,750 resulting in a gain on the Company's books recorded in the first quarter of fiscal 1996.

As of January 31, 1992, the Company's wholly-owned subsidiary, CCC Franchising Corp. I, entered into an asset purchase agreement to acquire the business of Primedex Corporation ["Primedex"] for approximately $46,250,000. On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California workers' compensation industry. Accordingly, the operating results of this subsidiary were classified as a discontinued operation and the appropriate prior period amounts have been restated. Effective August 1, 1995, substantially all of the assets of Primedex were sold to an unrelated party for approximately $9,448,000. The sale resulted in a loss of approximately $3,800,000 for the year ended October 31, 1995.

As of April 30, 1992, the Company's wholly-owned subsidiary, CCC Franchising Corp. II, entered into a purchase agreement to acquire the business of Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the nine months ended July 31, 1996 and 1995 include the operations and cash transactions of Radnet.

On December 31, 1993, the Company acquired Advantage Health Systems, Inc. ["AHS"], a newly organized corporation formed to provide medical and surgical utilization review for major providers of health insurance, for $6,000,000 in cash. On August 26, 1994, the Company announced a plan to spin-off its subsidiary, Care Advantage, Inc. ["CareAd"], which owned AHS. The spin off was effected in October 1994. The operations of this subsidiary have been classified as a discontinued line of business.

Effective November 1, 1995, the Company acquired the bulk of the assets of Future Diagnostics, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Through the FDI subsidiary, the Company arranges for the provision of imaging services throughout California via a network of more than 180 contracted imaging centers which, in turn provide quality diagnostic imaging services to insurance companies, health plans and other payors. Additionally, FDI provides a broad array of healthcare management services to its contracted centers and to others including utilization review, physician credentialing and financial information systems services.

On March 25, 1996, the Company acquired approximately 31% of Diagnostic Imaging Services, Inc. for $4,000,000 and the establishment of a $1,000,000 revolving loan for DIS. DIS currently owns and operates 12 imaging centers in the Los Angeles and San Diego area as well as 14 ultrasound laboratories located in hospitals, 8 mobile ultrasound units servicing hospitals and office buildings and one mobile MRI servicing a single hospital throughout southern California. DIS also operates a cancer care therapy center in Temecula, California.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



The following discussion relates to the continuing activities of Primedex Health Systems, Inc..

Results of Operations

The discussion of the results of continuing operations includes Radnet and Future Diagnostics, Inc. ["FDI"] for the nine months ended July 31, 1996. The discussion of the results of continuing operations includes Radnet for the nine months ended July 31, 1995.

For the nine months ended July 31, 1996, the Company realized income from operations of $2,213,277. For the nine months ended July 31, 1995, the Company had an operating [loss] of $(3,391,990). One reason for the operating income increase was the reduction in depreciation and amortization expense [with the implementation of FASB 121 in fiscal 1995] from $6,509,716 to $3,713,375 in the nine month periods ended July 31, 1995 and 1996, respectively. Radnet realized operating income of $3,576,812 for the nine months ended July 31, 1996 compared to an operating [loss] of $(1,463,019) for the nine months ended July 31, 1995. Future Diagnostics, Inc. realized operating income of $289,250 for the nine months ended July 31, 1996.

For the nine months ended July 31, 1996 and 1995, Radnet realized net revenues of $34,137,419 and $36,306,082, respectively. With the provision for bad debts of $953,764 and $2,474,204, Radnet net revenues were $33,183,654 and $33,831,878 for the nine months ended July 31, 1996 and 1995, respectively. FDI realized net revenues of $5,812,567 for the nine months ended July 31, 1996.

For the nine months ended July 31, 1996, operating expenses totaled $37,736,708 of which $31,132,267 was incurred by the Radnet operation, $4,903,582 was incurred by FDI, and $1,700,859 was incurred by PHS, the parent company. Operating expenses of Radnet for the nine months ended July 31, 1996 consisted primarily of wages and compensation of $13,225,639, depreciation and amortization of $3,339,702, building and equipment rent of $3,054,421 and other operating expenses of $11,512,505. Operating expenses of FDI for the nine months ended July 31, 1996 consisted primarily of radiology site costs of approximately $3,477,839, salaries and wages of $850,418, depreciation and amortization of $149,764, building and equipment rent of $94,251 and other operating expenses of $331,309. PHS's operating expenses for the nine months ended July 31, 1996 included $870,062 in salaries and compensation, amortization of $223,909 and $606,888 in other operating expenses.

For the nine months ended July 31, 1996 and 1995, interest income was $245,148 and $658,417, respectively. The interest income decrease is primarily attributable to the payment by one BRMG partner of his note receivable in April of 1996 and the liquidation of various interest-bearing investments during the period. For the nine months ended July 31, 1996 and 1995, interest expense was $5,058,229 and $4,758,232, respectively. Interest of approximately $310,000 was reclassified from interest expense in continuing operations and allocated to accrued estimated closing costs of the Company's Primedex Corporation subsidiary for the nine months ended July 31, 1995. Interest expense of Radnet was primarily attributable to equipment financing and lines of credit charges.
Interest   expense  of  PHS  was  primarily   attributable  to  its  outstanding
debentures.

For the nine months ended July 31, 1996 and 1995, the Company had net losses from continuing operations of $( 263,556) and $(6,723,624), respectively. During the nine months ended July 31, 1995, the Company had net losses from discontinued operations of $(4,013,313).

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

Cash decreased for the nine months ended July 31, 1996 and 1995 by $3,606,133 and $3,629,918, respectively. Cash generated in investing activities for the nine months ended July 31, 1996 was $262,557. Cash utilized for investing activities for the nine months ended July 31, 1995 was $4,155,507. In March 1996, the Company converted its marketable securities into cash. During the nine months ended July 31, 1996, the Company acquired Future Diagnostics, Inc. and a 31% interest in Diagnostic Imaging Services, Inc. During the nine months ended July 31, 1995, the Company acquired the remaining interests in Lancaster Radiology Medical Group, Antelope Valley MRI and Santa Clarita Imaging Center. In addition, the Company acquired Women's Diagnostics Medical Group and merged its operation with the Tower division in fiscal 1995. Also, in the nine months ended July 31, 1995, the Company advanced $2,854,168 to Care Advantage. Cash utilized for financing activities for the nine months ended July 31, 1996 and 1995 was $2,647,790 and $2,937,098, respectively. For the nine months ended July 31, 1996, $5,549,437 was made in debt and lease payments, $3,648,374 was advanced from short-term borrowings, $481,727 was used to purchase treasury stock and $265,000 was distributed to joint venture partners. For the nine months ended July 31, 1995, $5,435,852 was made in debt and lease payments and $2,505,754 was advanced from short-term borrowings.

At July 31, 1996, the Company had net working capital of $6,056,567 as compared to a working capital deficit of $(4,337,438) at October 31, 1995, an increase of $10,394,005. One reason for the improvement in working capital since October 31, 1995 was the reclassification of the Company's renegotiated lines of credit as long-term with one line now due in December 1997 and the other in December 1998. As of July 31, 1996 and October 31, 1995, approximately $9,625,000 and
$6,000,000, respectively, was due under each of the Company's external credit lines. In addition, the Company settled its dispute with an outside lender and restructured its debt of approximately $5,200,000 previously classified entirely as current liabilities as of October 31, 1995. With the re-negotiation, the Company made a payment in August for accrued interest and commenced monthly payments as of September 1, 1996. The restructure improved July 1996 working capital by approximately $4,900,000 from year-end.

The Company's payments for debt and equipment under capital lease for the next five years will be approximately $6,275,000, $10,820,000, $13,970,000,
$9,110,000 and $4,915,000. The July 31, 1996 outstanding lines of credit balances totaled approximately $9,625,000. Interest expense, exclusive of lines of credit charges, for the next five years, in addition the above payments will be approximately $3,830,000, $2,665,000, $1,965,000, $1,200,000 and $720,000,
respectively. In addition, Radnet and FDI have non-cancelable operating leases for use of their facilities and certain medical equipment which will average approximately $2,975,000 in annual payments over the next five years. In addition to approximately $1,025,000 of new capital equipment leases added during the nine months ended July 31, 1996, the Company estimates additional expenditures of at least $1,000,000 over the next year to develop a centralized scheduling, transcription, billing and collection system. The major supplier of equipment to the Company has and will continue to provide financing for substantially all of the project.

The Company acquired Future Diagnostics, Inc. in November 1995 for approximately $3,200,000 in notes [approximately $2.2 million] and assumed assets and liabilities [approximately $1 million]. Approximately $1,015,000 of note principal was paid during the nine months ended July 31, 1996.

The  Company   estimates   interest  payments  on  its  bond  debentures  to  be
approximately $2,582,900 for the next four quarters. The January, April, July and October payments in 1996 were all made on time.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources [Continued]

Radnet's working capital needs are currently provided under two lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together, with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender hold a first lien on substantially all of Radnet's [Beverly Radiology's] assets and Future Diagnostic's ["FDI"] accounts receivable to secure repayment under this line of credit. At July 31, 1996, approximately $6,335,000 was outstanding under this line.

A second line of credit was obtained in December 1994, subsequent to the acquisition of Tower Imaging Corporation. Under this agreement, due December 1997, the Company may borrow the lessor of 75% of the eligible accounts receivable, $4,000,000, or the prior 120-days' cash collections. Borrowing under this line are repayable with interest at an annual rate of the bank's prime rate plus 3-1/2%. The credit line is collateralized by approximately 80% of the Tower division's (Radnet Sub, Inc.) accounts receivable. At July 31, 1996, approximately $3,290,000 was outstanding under this line. In March of 1996, the line of credit was further amended so that the Company could borrow an additional $1,500,000 over and above its eligible borrowings under the line discussed above. Approximately $1,000,000 of this line is secured by an additional 5% of the eligible accounts receivable, while the remaining $500,000 of this line is unsecured.

In connection with ceasing operations at certain of the Radnet imaging centers, lawsuits have been filed against the Radnet subsidiary by lessors of the properties for past due rent, future rent and damages to the properties plus other costs. The aggregate monthly rentals through the terms of each of the related leases approximates $2,500,000. The Radnet subsidiary has and will assert defenses to each of these lawsuits; however, no assurances can be given that any of these suits will settle or as to the amount of damages, if any, Radnet will incur. Radnet accrued approximately $1,250,000 for past due rent and legal costs of which $650,000 of the reserve was utilized in the nine months ended July 31, 1996 for legal services and some settlement costs. Management is reviewing whether the reserve will need to be increased by fiscal year-end.

On March 25, 1996, the Company purchased 2,747,493 shares of common stock of Diagnostic Imaging Services, Inc. ["DIS"] together with a five year warrant to acquire an additional 1,521,739 shares [the "Warrant Shares"] at $1.60 per share for $3,000,000 and extended a five year revolving $1,000,000 loan to DIS. The purchase, together with a separate purchase of 730,768 DIS shares for $1,000,000 from DVI Financial Services, Inc. ["DVI"] makes Primedex the largest single shareholder of DIS, owning approximately 31% of the outstanding shares [excluding the Warrant Shares]. The Company borrowed an aggregate $4,500,000 from DVI of which $4,000,000 was applied directly to such stock and warrant purchases and $500,000 was applied [together with an additional $500,000 from the Company's working capital] to the funding of the $1,000,000 revolving loan. As of July 31, 1996, the investment is recorded on the Company's books at $4,000,000 with an additional $178,000 of estimated earnings during the investment period.

Effective August 6, 1996, subsequent to the quarter's end, PHS acquired an additional 3,223,046 shares of DIS common stock [2,448,862 from Norman Hames, President of DIS and 774,184 from other related parties] together with various warrants to acquire an additional 525,917 shares ["the Warrant Shares"] at various prices increasing PHS's total ownership in DIS to approximately 60%, or 6,701,307 shares [excluding Warrant Shares]. In consideration for the additional stock, Primedex issued a five-year, interest only promissory note for $4,252,445 with five-year warrants to acquire up to 5,528,179 shares of PHS common stock at $.60 per share.

Item 6:  Exhibits and Reports on Form 8-K

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
------------------------------------------------------------------------------


Item 1.   Legal Proceeding

Second Consolidated Class Action

The Company is a defendant in a class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation" [No. 93 CV 1150]. The Company entered into a preliminary settlement with the plaintiff class in this lawsuit by the payment of $240,000. The lawsuit continues with respect to the other defendants. The Company remains convinced that it had not engaged in any inappropriate conduct in this matter. The settlement between the Company and the plaintiff class was granted preliminary Court approval in April 1996. The settlement is subject to final approval by the class and to final Court approval.

Los Angeles District Attorney Investigation

The Company had previously announced that the Los Angeles District Attorney's office was conducting an investigation related to the Company and its subsidiaries and had conducted a search of the premises of the Company and its Primedex and Radnet subsidiaries pursuant to a sealed affidavit which management was unable to examine but which the Company was advised, alleged violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. On March 19, 1996, the Company issued a press release announcing that although the Los Angeles District Attorney's Office was investigating the activities of certain individuals who had been part of the management of the Company's Primedex Corporation subsidiary through fiscal 1993, the District Attorney's Office had confirmed that it was not investigating any members of the current management or the present business activities of Primedex Health Systems, Inc. or those of its operating subsidiaries including Radnet [The Primedex Corporation subsidiary, acquired by the Company in February 1992, subsequently ceased all business operations]. The Workers' Compensation Fraud Division of the Los Angeles District Attorney's Office approved the text of the Company's press release.

On May 31, 1996, the District Attorney's Office announced that a Los Angeles Grand Jury had issued a two count indictment against three individuals formerly associated with the Primedex Corporation subsidiary. The three individuals under indictment are David G. Gardner, former president of the Primedex Corporation subsidiary and a former director of the Company, Vincent A. Punturere, a former vice president and medical director of the Primedex Corporation subsidiary and Stanley Goldblum, a former consultant to the subsidiary. None of the three individuals have any present employment or consulting positions with the Company. Count One of the indictment accuses the three individuals between October 8, 1987 and November 30, 1995 of conspiring to commit insurance fraud, securities fraud and of conspiring to cheat and defraud others of property. Count Two of the indictment accuses the three individuals of actions between December 8, 1987 and January 21, 1993 allegedly constituting the crime of securities fraud. Management believes that the indictment marks the culmination of the above described investigation of the District Attorney's Office.

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


                                 Primedex Health Systems, Inc. and Affiliates
                                   [Registrant]


NOVEMBER 01, 1996
                                By: /s/ Howard G. Berger
                               Howard G. Berger, President, Principal Executive
                                 Officer, Chief Financial Officer and Director

                                  By: /s/ Norman Hames
                               Norman Hames, Principal Vice President Officer,
                                    Chief Operating Officer and Director
                                    16