Form 10-K
period 1996-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1997-06-16
CIK 790526

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   ---------

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended October 31, 1996      Commission File Number 0-19019

                         PRIMEDEX HEALTH SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

               New York                                     13-33326724
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            1516 Cotner Avenue
            Los Angeles, California                            90025
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:     (310) 479-0390

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

                              Yes         No  X

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ___________

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $10,376,453 on June 6, 1997 based upon the mean between the closing bid and closing ask price for the common stock in the over-the-counter market on said date.

The number of shares of the registrant's common stock outstanding on June 6, 1997 was 38,657,260 shares (excluding treasury shares).

                      Documents Incorporated by Reference

                                     NONE

                                    PART I

Item 1.     Business

      (a) Background. Primedex Health Systems, Inc. ["PHS" or the "Company"] is a New York corporation organized in 1985 and principally engaged in the healthcare services industry. Through its 29 California diagnostic imaging facilities [eight of which are wholly-owned or in partnerships with unaffiliated parties with the Company's 68% owned Diagnostic Imaging Services, Inc. ["DIS"] subsidiary and two are in partnership with unaffiliated  parties with the company's Radnet subsidiary }, the Company arranges for the non-medical aspects of medical imaging offering MRI, CT, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public. DIS also operates a cancer care therapy center. Through the Company's Future Diagnostics, Inc. ["FDI"]
subsidiary, PHS arranges for the provision of imaging services primarily throughout California via a network of more than 250 contracted imaging centers which, in turn, provide diagnostic imaging services to insurance companies, health plans and other payors. Additionally, FDI provides a broad array of healthcare management services to its contracted centers and to payors, including utilization management, physician credentialing and information management services. PHS' executive offices are located at 1516 Cotner Avenue, Los Angeles, California 90025 where its telephone number is [310] 479-0399.

      RadNet Management.

      The Company's wholly-owned subsidiary, RadNet Management, Inc. ["RadNet"], owns and operates 19 medical imaging centers and is a joint venture partner in two other imaging centers. Fourteen of the imaging centers are located in Southern California [with four centers located in Beverly Hills and known as the Tower Division] with the remaining seven centers located in northern California. At the wholly-owned centers, RadNet provides the imaging center facilities and equipment as well as all non-medical operational, management, financial and administrative services. At the joint venture centers, RadNet performs non-medical management services. At all 21 centers, the medical services and medical supervision are provided by various independent physicians and physician groups [at most of the centers, the medical services are provided by Beverly Radiology Medical Group ["BRMG"] [see "Item 13"]. As compensation for its management and other services at the various centers, RadNet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, RadNet, in addition to a management fee, also shares in joint venture net income.

      Future Diagnostics

      In November 1995, the Company acquired the outstanding capital stock of Future Diagnostics, Inc. ["FDI"] in exchange for the Company assuming approximately $855,000 of FDI liabilities and paying an aggregate $2,345,000 to the sellers. FDI arranges for the provision of imaging services for large payors [such as large employers and insurance carriers] through a network of aproximately 250 imaging centers primarily in California and also provides related utilization review and quality assurance services.

      Diagnostic Imaging Services

      On March 22, 1996, the Company acquired from Diagnostic Imaging Services, Inc., a Delaware corporation 2,747,493 shares of DIS common stock [ with a five-year warrant to purchase an additional 1,521,739 shares of DIS common stock at an exercise price of $1.60 per share] for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS bearing interest at four percent greater than the prime rate.
 The Company also  acquired an  additional
730,768 shares of DIS common stock from a third party for $1,000,000. The aggregate purchase price was Four Million Dollars and represented approximately 31% of the outstanding DIS common stock.

      DIS at that time owned and operated 10 imaging centers providing high quality diagnostic imaging services located in the Los Angeles and San Diego areas, as well as 15 ultrasound laboratories located in hospitals, 13 mobile ultrasound units servicing hospitals and office buildings, and one mobile MRI servicing a single hospital. DIS also operates a cancer care therapy center in Temecula, California. DIS acquired and/or opened three additional centers in 1996. In March and April, 1997, DIS sold four of its imaging centers and its ultrasound business to an unrelated third party for approximately $16 Million and $9 Million, respectively, less outstanding capital lease obligations and other liabilities. As a part of that sale the Company retained a management agreement for the MRI facilities sold whereby the Company will provide certain administrative services for which it will receive five percent of revenues.

      The Company, DIS and Norman Hames [president of DIS] also entered into a Stockholders Agreement, which provides that so long as Mr. Hames and the Company own five percent or more of DIS common stock they will vote their shares in such a manner as to support the election of two directors selected by Mr. Hames and two selected by the Company. Additionally, both agreed to neither take nor recommend any material action not approved by Mr. Hames and Dr. Howard Berger, president of the Company and a newly appointed director of DIS. Dr. Berger became the chairman of the Board of Directors of DIS.

      The Company also entered into two five-year management service agreements with DIS. The first agreement relates to DIS's overall corporate operations and provides that the Company will arrange for all office maintenance for the DIS facilities, administer its personnel program, bookkeeping and payroll services as well as certain of its accounting services. The Company provides advice to DIS with regard to its accreditation program and negotiates on behalf of DIS for equipment, supplies, service and insurance. DIS agreed to pay $45,000 per month for these services. Additionally, the Company and DIS entered into a second agreement which will be phased in on a center by center basis which provides for the Company to supply transcription services, patient scheduling, billing and collection services. All costs of equipment and training are the responsibility of the Company. DIS will pay the Company an amount equal to 10% of its collections from each covered center for such services.

      As of August 1, 1996, the Company acquired additional shares of DIS's common stock from the president of DIS and certain parties affiliated with him thereby bringing the aggregate number of shares of DIS common stock owned by the Company to 6,730,307 shares representing approximately 59% of the outstanding shares [8,252,046 shares representing approximately 64% of the outstanding shares if warrants held by the Company are exercised]. The Company acquired the shares by issuance of its five-year interest-only promissory notes aggregating $3,252,046 [$1.00 per share] together with its five-year warrants to acquire approximately 4,000,000 shares of the Company's common stock at $.60 per share. Subsequent to fiscal year end, the Company acquired an additional 1,095,663 shares of DIS common stock from certain third parties for $1,397,702 in cash thereby increasing the

Company's ownership to approximately 68% of the outstanding DIS common shares as of June 6, 1997.

      Viromedics, Inc. ["VMI"]

      VMI is a privately owned development stage enterprise attempting to acquire and develop a procedure or method utilizing an organic compound [the "Procedure"] for the treatment of Acquired Immune Deficiency Syndrome ["AIDS"]. VMI was issued U.S. Patent No. 4,880,836 [the "Patent"] with respect thereto which Patent has not been challenged to date. The Patent Abstract described the Procedure as an invention related to contacting the HIV virus [the virus which causes AIDS] or the host cells, with a lower-alkyl-urea [the "compound"] to prevent viral penetration into the cells, thus preventing viral infection. VMI assigned its entire interest and rights in the Patent to Albert Einstein College of Medicine ["AECOM"] [located in New York City] in exchange for (a) the release from all outstanding financial commitments due AECOM, and (b) a right to 20% of any monetary consideration received by AECOM for VMI's patent rights and know-how, as defined.

      At October 31, 1996, PHS was a minority [approximately 19%] stockholder with a passive investment in VMI. PHS had no involvement in VMI's management and has no ability to verify the present status of the research effort or VMI's ability to meet its financial obligations. No assurances can be given that PHS will realize any future return on its investment in VMI [although it has been repaid all of the cash which it originally invested in VMI].

      (b)   Discontinued Operations

      In December 1993, the Company purchased Advantage Health Systems, Inc. ["AHS"], a newly organized corporation formed to engage in providing medical/surgical utilization review services for health insurers and other health service organizations for Six Million Dollars cash and options to purchase one million shares of PHS at an exercise price of Nine Dollars per share. AHS subsequently was merged into CareAdvantage Health Systems, Inc. ["CAHS"], a wholly-owned subsidiary of CareAdvantage, Inc. ["CareAd"], a wholly-owned subsidiary of PHS. On October 28, 1994 pursuant to a planned separation of PHS and CareAd, the PHS Board of Directors divested PHS of ownership of approximately 96% of the outstanding CareAd common stock by declaration of a dividend of 40,026,510 shares of CareAd common stock payable on a share for share basis to the shareholders of PHS common stock. During fiscal 1995, the Company made a number of cash advances to CareAd as capital contributions and in April 1995, consummated a Separation Agreement with CareAd. PHS retained 1,700,000 shares of CareAd Common Stock so that upon completion of the distribution, there were 41,726,510 shares of CareAd Common Stock outstanding [See "Item 1" of Form 10-K for year ended October 31, 1995]. As a result of CareAd activities, the Company's ownership interest has been reduced to less than 1/2 of 1% of the total shares outstanding.

      Concerning the 1,700,000 shares of CareAd Common Stock [the "Retained Shares"] to be retained by PHS after the Distribution, pursuant to the Second Separation Agreement, PHS agreed to file for a registered exchange offer under the Securities Act with the Securities and Exchange Commission within 18 months after the June 1995 Distribution of the CareAd stock dividend, offering the holders of the PHS Debentures the right to exchange the Debentures for the Retained Shares. CareAd agreed within 18 months after the completion of the exchange offer and subject to certain conditions, to file a registration statement under the Securities Act with the Commission registering any of the Retained Shares not distributed in the exchange offering [the "Remaining Shares"] for public offer and sale by PHS for PHS' own account, PHS agreed to sell such shares at such time. PHS agreed that CareAd's Board of Directors will hold all voting rights with respect to the Retained Shares until transfer of any such shares pursuant to the exchange offer, and thereafter, will continue to hold all voting rights with respect to the Remaining Shares until the earlier of a public sale of such shares or April 21, 2005. In view of the current minimal market value of the CareAd retained shares, PHS has not attempted to effectuate the exchange offer.

      Workers Compensation Activities

      The Company's wholly-owned Primedex Corporation subsidiary ["PC"] acquired in February, 1992, provided management, administrative and financial services to four medical corporations which operated eight medical clinics in the greater
Los Angeles area providing medical/legal evaluation services and medical services to workers' compensation claimants under the California workers' compensation system. PC provided the entities with the clinic facilities necessary for providing the medical services and also provided management services and administration of all of the non-medical functions and services relating to the operation of the medical practice at the clinics in exchange for which PC was paid a management fee based upon medical practice billings received. Due to changes in the California workers' compensation system, including the enactment by the California State Legislature in July 1993 of new legislation making significant changes to the system, the Company announced on July 29, 1993 that PC would phase out its workers' compensation business. At October 1, 1993, all eight medical clinics had been closed and PC's work force had been reduced to employees who were primarily engaged in collection of existing receivables.

      On August 4, 1995 pursuant to a Medical Receivables Purchase and Sale Agreement dated as of July 31, 1995 [the "Agreement"], PC sold its workers' compensation portfolio of medical receivables [the "Portfolio"] to an unaffiliated third party, Bristol A/R Inc. ["Bristol"] for a cash purchase price of $9,448,061 paid in full on the Closing Date. The purchase price was established in arms-length negotiations between management of both companies and represented 19% of the face amount of the Portfolio of receivables being sold. At July 31, 1995 after allowances for doubtful accounts, the net carrying value of the Portfolio as stated on PC's financial statements was approximately $22,000,000. The sale was made to Bristol without recourse to PC except in the event of breach of PC's representations and warranties concerning the Portfolio made pursuant to the Agreement. The bulk of such representations and warranties concerning the Portfolio were made "to the best of Seller's knowledge after reasonable inquiry and investigation." PC agreed to indemnify Bristol for any damages suffered based upon any misrepresentation or breach of warranty concerning the Portfolio. However, with respect to a then pending investigation of PC's operations by the Los Angeles District Attorney's Office and by other governmental agencies [see "Item 3"], such indemnification was limited to damages arising from any indictment and conviction for criminal violations of the matters under investigation. PC's obligations to Bristol have been guaranteed by the Company.

      (c)   Financial Information About Industry Segments

      The Company is principally engaged in only one industry segment, the healthcare services industry.

      (d)   Narrative Description of Imaging Business

Medical Services

      The following are the principle medical diagnostic procedures performed on patients at the various imaging centers owned or managed by the Company. The patient is normally referred to the center for such diagnostic procedures by his or her treatment physician who may be independent or may be affiliated with an Independent Physician Association ["IPA"], a Health Maintenance

Organization ["HMO"], a Preferred Provider Organization ["PPO"], or a similar organization who has contracted for such services. See "Marketing" herein. Not all of such procedures are performed at each center.


      Computed Axial Tomography [CT] - CT is 100 times more sensitive than conventional x-ray. It is used to see inside any of the body's organs, including the brain, to detect disease and damage. CT focuses an x-ray on a specific plane of the body, processes the image by computer, and constructs a picture on a monitor, and later on film. Tissues of various density appear as different shades of gray, bone [the most dense] as white, and air and fluid is black. The procedure is painless and takes about one-half hour per study; more than one study is often ordered on each patient. The patient simply lies on a special, monitored table which is guided into the scanner. Some CT studies involve the use of an injected contrast agent to better visualize anatomy and pathology. The Company primarily uses non-ionic CT contrast agents to minimize contrast reactions. A CT system costs in the range of $500,000 to $750,000.

      Diagnostic Radiology- X-ray services, diagnostic tests employing x-ray radiation on two planes; includes fluoroscopy and endoscopy.

      Magnetic Resonance Imaging [MRI] - Diagnostic imaging based on magnetism rather than radiation or conventional x-ray. MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications: MRI is painless, requiring only that the patient lie still on a motorized table that slides into a long cylinder. On some MRI studies, an injected contrast agent is used, and some require the use of special "coils," permitting highly accurate scanning of a particular part of the body. MRIs are the single most expensive pieces of equipment at RadNet imaging centers costing between $1,500,000 and $2,000,000.

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

      Ultrasound - A painless imaging technique that uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in looking at soft tissues that does not x-ray well. Ultrasound is used in pregnancy to avoid x-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications.

Imaging Centers

      The  following  table  indicates  the  principal   diagnostic   procedures
available at each of the imaging centers in which the Company has a management and/or ownership interest.

                                     Mammo-   Ultra-    Diagnostic   Nuclear
  Center               MRI    CT     graphy    sound     Radiology  Medicine
Tower Division:
  Roxsan                *      *        *        *           *          *
  120 East                     *                             *          *
  444 San Vicente       *      *                             *
  1 West/Women's                        *        *
Antelope Valley         *
Camarillo**                             *        *           *
Corona**                *      *        *        *           *          *
Fresno                  *      *        *        *           *
Lancaster                      *        *        *           *          *
Northridge              *      *        *        *           *          *
North County**
  [San Diego]           *      *
Orange                  *      *        *        *           *
Oxnard                                  *        *           *
Riverside**             *      *        *        *           *
Sacramento [DRI]        *      *        *        *           *
Scripps-Chula Vista**
  [San Diego]           *
San Francisco           *      *
Santa Clarita           *      *        *        *           *          *
Santa Monica**          *      *        *        *           *
Santa Rosa              *
Stockton/Valley                *        *        *           *          *
Temecula**              *      *        *        *           *
Thousand Oaks**         *      *        *        *           *          *
Tustin                  *      *        *        *           *          *
Vacaville               *
Ventura                 *      *        *        *           *          *
La Habra                *      *
Westchester             *      *        *        *           *          *
-----------------
  *Indicates availability
**Indicates a DIS facility

In addition, cancer care therapy is performed at Valley Regional Oncology Center, a DIS center located in Temecula, California.

Management Services and Compensation

      Radnet has entered into Management Agreements with respect to their wholly-owned imaging centers with various physicians and physician groups [the "Physician Group"]. Pursuant to the typical Management Agreement, the Company makes available the imaging center facilities and all of the furniture and medical equipment at such facilities for use by the Physician Group and the Physician Group is responsible for staffing the center with qualified medical personnel. In addition, the Company provides management services and administration of the non-medical functions and services relating to the medical practice at the center including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billings and collections, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, advertising, marketing and promotional activities and the preparation and filing of all forms, reports and returns required in connection with unemployment insurance, workers' compensation insurance, disability, social security and similar laws. As compensation for the services furnished under the Management Agreement, the Company is paid a Management Fee equal to an agreed percentage of the medical practice billings, as and when collected, varying between 70% to 85% of such collections.

      At the two joint venture imaging centers, Radnet has entered into a Management Agreement to provide management, administrative and billing and collection services for a management fee approximating eight percent of the gross monthly receipts received for services performed at the center. In addition, as a joint venture partner, the Company is entitled to 50% of joint venture income after deduction of all expenses including amounts paid for medical services and medical supervision.

      At most of RadNet's wholly-owned imaging centers and three DIS centers, the medical services including medical supervision are supplied by Beverly Radiology Medical Group ["BRMG"]. The sole owner of BRMG is Dr. Howard Berger [see "Items 11,12 and 13"]. RadNet has a Management and Services Agreement with BRMG for a ten-year term until June 2002, terminable prior thereto at RadNet's election upon the occurrence of certain events including a change in BRMG's ownership such that Dr. Berger is no longer an owner in the aggregate of at least 60% of the equity ownership of BRMG. As compensation for its services furnished under the Management and Service Agreement, BRMG has agreed to pay a Management Fee to RadNet equal to 81% of its medical practice receipts at the contracted centers, as and when collected.

Equipment

      The two most expensive types of diagnostic medical equipment found at the imaging centers owned or managed by the Company are the MRI and the CT systems. As set forth in the chart under "Imaging Centers" above, 22 centers provide MRI services and 21 centers provide CT services. A majority of the MRI systems and CT systems at the Company's imaging centers are manufactured by General Electric or Siemens. The acquisition of these systems as well as the acquisition of the other relatively expensive diagnostic medical equipment at the various imaging centers has been effected through various financing arrangements directly with the manufacturer involving the use of capital leases with purchase options at minimal prices at the end of the lease term, the issuance of long term installment notes and the use of operating leases with purchase options at substantial prices at the end of the lease term. At October 31, 1996, capital lease obligations totaled approximately $36 million through May 31, 2003 including current installments totaling approximately $6.8 million. Also at October 31, 1996, installment notes payable totaled approximately $49 million through October 31, 2005 including current installments of approximately $21.4 million. Commitments under equipment operating leases at October 31, 1996 were approximately $800,000 through October 31, 1999 including current obligations of approximately $500,000. To the extent additional imaging centers are opened or acquired, these obligations could materially increase. See the above described chart as to the other equipment available at each imaging center.

      The MRI and CT systems and the other diagnostic medical equipment at the imaging centers owned or managed by the Company are subject to technological obsolescence as medical imaging is a field in which there is constant development of new techniques and technologies.

Marketing

      The patients who undergo diagnostic medical imaging procedures at the various Company owned or managed imaging centers are generally referred by individual independent physicians, by Independent Physician Associations
["IPAs"] consisting of groups of physicians, and by Health Maintenance Organizations ["HMOs"], Preferred Provider Organizations ["PPOs"], and similar organizations which enroll subscribers on a contractual basis to whom they deliver healthcare services. Such organizations attempt to control the cost of healthcare services by directing their enrollees to participating physicians and institutions and often through aggressive utilization review and limitations on access to physician specialists, attempt to further limit the cost of medical service delivery. Such organizations typically develop on a regional basis where an appropriate enrollee population and mix of participating physicians and institutions are available. Approximately 50% of the revenues generated for diagnostic medical services performed at the Company's imaging centers are attributable to various IPAs, HMOs, PPOs and similar organizations with the balance primarily attributable to individual referring physicians.

      The Company currently employs 12 full-time marketing and sales personnel who are compensated on a salary or salary plus commission basis and who periodically inform the medical community including individual physicians and the administrators of IPAs, HMOs, PPOs, and similar organizations throughout Southern California as to the services provided at the Company's owned or managed imaging centers. Patients are obtained by direct referral or through contract. Some contracts, referred to as "capitation contracts," provide for a fixed fee per organization member, which is paid to the medical service provider. Under a "capitation" contract, the provider agrees to provide specified services to the organization members for a fixed, predetermined payment per member for a specified time period [usually one year], regardless of how many times the member uses the service. No assurances can be given that any of the current or future "capitation" contracts will be profitable as there is a possibility that management could underestimate the number of times the services at its imaging centers will be used by the contracting organization's members during the contract term.

Competition

      All of the imaging centers owned or managed by the Company compete with a substantial number of imaging centers and hospitals in California. Although no assurances can be given, management believes the imaging centers will be able to successfully compete with such other centers because of the up-to-date imaging equipment maintained at the Company's centers, the quality of the medical personnel affiliated with its centers and the fact that for widespread potential customer groups, it has locations throughout the area.

Insurance

      BRMG maintains a medical malpractice insurance policy in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate covering each physician obtained by it pursuant to its medical staffing obligations at the various imaging centers. The policy provides ongoing coverage from any claims made by patients seen by the physicians as well as coverage for all of the Company's non-medical personnel at each center against medical malpractice claims. RadNet, DIS and PHS are also named insureds under the policy. All other physicians who perform medical services at the various imaging centers are required to maintain medical malpractice insurance coverage with similar limits. Although management believes that such levels of insurance are adequate, there can be no assurance in this regard. In addition, the Company maintains $32,000,000 of blanket general liability insurance covering each center and its own principal offices as well as all of its employees. BRMG, DIS, FDI and PHS are also named insureds under this policy.

Employees

      At December 31, 1996, the Company [including DIS] had a total of 505 full-time employees of whom 13 served in executive positions, 149 supplied technical and managerial services at the various imaging centers, and the balance provided administrative, bookkeeping, clerical and similar services.

      None of the Company's employees are subject to a collective bargaining agreement nor had the Company experienced any work stoppages. The Company believes that its employee relations are good.

Government Regulation

      All of the Company's current operating revenues are attributable to its operations in the health care services industry through RadNet, DIS and FDI. The health care services industry in which the Company operates is subject to a wide range of federal and state governmental regulatory requirements and prohibitions affecting all aspects of the Company's operations. Government regulation of the health care services industry in general, and the occupational health care industry in particular, may adversely affect the Company's business through, among other things, potential reduction in payment for health care services.

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

      Third party payors also usually engage in utilization review of claims to verify that services are medically necessary and eligible for coverage. This process further complicates and delays collections. Third party payors are, with increasing frequency, replacing prospective [prior to services being rendered] utilization review with retrospective [after services are delivered] review. Such audits, which can relate to claims for service furnished several years earlier, often result in efforts by the payor to recoup payments previously approved.

      Fraud and Abuse Issues - Federal and state laws establish a large number of prohibitions against billing and referral practices in the health care services industry and impose criminal and civil penalties upon health care providers found to have violated them.

      Billing and Assignment - Under the Medicare and Medicaid programs, patients usually assign their rights to payment to health care providers in exchange for certain assurances from the health care providers, e.g., an agreement not to collect for more than the Medicare approved amount. Health care providers are generally restricted in their ability to reassign rights to Medicare or Medicaid payment to third parties; an exception exists for billing and collection services under specified conditions. Violation of the requirements for assignment or reassignment can subject the health care provider to a range of criminal and civil penalties, including fines and exclusion from the program.

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

      Health care providers and management companies are also subject to certain federal and state credit collection agency laws and regulations and federal and state anti-trust laws which, among other penalties, provide criminal penalties for conspiring to fix prices. The Federal Fair Debt Collection Practices Act [the "Federal Fair Debt Act"] sets forth various provisions designed to eliminate abusive, deceptive, and unfair debt collection practices by debt collectors. The Federal Fair Debt Act also provides for a civil right of action against any debt collector who fails to comply with the provisions thereof. Various states, including California, also have promulgated laws and regulations that govern credit collection practices. In general, these laws and regulations prohibit certain fraudulent and oppressive credit collection practices and also may impose license or registration requirements upon collection agencies. In addition, state credit collection laws and regulations generally provide for criminal fines, civil penalties, injunctions and jail terms for collection agencies and collection agency personnel who fail to comply with such laws and regulations. Although the Company does not provide past due or delinquent credit collection services, the management services that it furnishes to its health care providers may subject it to regulation as a "debt collector" under the Federal Fair Debt Act and as a "collection agency" under certain state collection agency laws and regulations.

      Referral Arrangements - The Social Security Act [governing Medicare and Medicaid] and many state laws impose civil and criminal penalties upon persons who make or receive kickbacks, bribes, or rebates in connection with the provision of health care services.

      The federal anti-kickback rules prohibit individuals and entities from knowingly and willfully soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for (a) referring someone for a good, facility, service or item, (b) purchasing, leasing, ordering or arranging for a good, facility, service or item or (c) recommending that an individual purchase, lease or order a good, facility, service or item reimbursable under the Medicare or Medicaid programs. In addition to other penalties, violation of the prohibitions can lead to exclusion from participation in the Medicare and Medicaid programs, which would preclude a health care provider or health care clients of a management company from receiving reimbursement for services furnished by the excluded entity. The Company believes that arrangements for the management of medical practices such as it has established have in fact become common in California, and have not generally been challenged with regard to these issues. However, the Company cannot substantiate its belief. There can be no assurance that the Company's present arrangements will not be challenged, and, if challenged, that it will not be found to violate such prohibitions, thus subjecting the Company to potential damages, injunction and/or civil and criminal penalties.

      California Business and Professions Code Section 650 sets forth a comprehensive prohibition against the payment of compensation by or to a physician or other health professional in exchange for patient referrals. An even more broadly worded prohibition on payments for referrals is found in California Health and Safety Code Section 445, which applies by its terms to all persons, not only physicians and other health care professionals, and prohibits referrals for profit to "health-related facilities". The imaging centers operated or managed by the Company are deemed "health-related facilities" under the statute. However, the Company does not believe that its present arrangements violate the prohibition against referrals for profit contained in the statutes.

      All of the payment relationships under the management agreements entered into by the Company are subject to review under the above statutes, as to whether any portion of the payments is being made in exchange for the referral of patients. Moreover, payment relationships with other persons and entities providing goods or services to the Company, BRMG or the Company's other medical service providers are also subject to review under the above statute as to whether any of the payments for the goods or services are being made at least in part in exchange for the referral of patients. Even if the Company were deemed to be referring patients to the providers, the Company does not believe that any portion of its management fee is being paid for such referrals, but rather constitutes reasonable compensation for the services provided by the Company to the providers pursuant to the management agreements. However, there can be no assurance that the relationship between the Company and the health care providers with which it contracts will not be characterized as violating the statutes.

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

      Both federal and California law prohibit referrals of patients by physicians to a medical facility [including a diagnostic imaging center] in which the physician or the physician's immediate family has a financial interest. The federal law [the so-called "Stark Law"] applies to referrals of Medicare and Medicaid patients. The California version [the so-called "Speier Law"] extends the referral prohibition to all patients. The Company believes it is in substantial compliance with these laws.

      Corporate Practice of Medicine - In California, a lay person or any entity other than a professional corporation is not allowed to practice any of the healing arts including by employing professional persons , or have any ownership interest or profit participation in or control over any healing arts professional practice. This doctrine is commonly referred to as the prohibition on the "corporate practice" of medicine. The Company believes that arrangements for the management of medical practices have in fact become quite common in California, and have not generally been challenged with regard to the corporate practice issue. However, because these types of arrangements are not required to be reported, the Company cannot substantiate its belief. There can be no assurance that the Company's present arrangements with BRMG or the physicians providing medical services and medical supervision at the Company's imaging centers will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting the Company to potential damages, injunction and/or civil and criminal penalties.

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

Item 2. Properties

      All of the imaging centers owned or managed by the Company are located in leased facilities with the exception of La Habra joint venture imaging center where the joint venture owns the building in which the center is located, subject to a land lease, and the Northridge imaging center where the Company owns the building and the land. Certain information with respect to the imaging centers is as follows:


center                    date of      Approximate  annual rental   company %
                         Acquistion     square feet  for leased     ownership
                                           center      facility      interest
Wholly-Owned
Tower Division:
[Beverly Hills  and Environs]
  Roxsan                     1984          8,143    $205,000        100%
  120 East                   1994          5,350    $281,000        100%
  444 San Vicente            1994          9,900    $669,000        100%
  1 West/Women's             1994          4,600    $309,000        100%
Antelope Valley              1992          2,900    $ 66,200        100%
Fresno                       1997          3,807    $ 76,000        100%
Lancaster                    1992          3,327    $111,000        100%
Northridge                   1990          7,500       Owned        100%
Orange                       1994          4,200    $144,000        100%
Oxnard                       1997          5,100    $101,000        100%
Sacramento [DRI]a            1993          9,771    $302,000        100%
San Francisco                1993          3,380    $108,000        100%
Santa Clarita                1992          4,833    $ 67,000        100%
Santa Rosa                   1992          4,235    $119,000        100%
Stockton/Valley              1993          6,800    $138,000        100%
Tustin                       1993          5,310    $ 98,000        100%
Vacaville                    1993          1,743    $ 48,000        100%
Ventura                      1992          9,440    $132,000        100%

DIS Centers
Camarillo                    1996          1,200    $ 36,000         68%
Corona                       1996          5,328    $ 85,000         68%
North County [San Diego]     1996          2,042    $ 44,000         68%
Riverside                    1996          8,312    $146,000         68%
Santa Monica                 1996          9,235    $365,000         68%
Scripps Chula Vista
 [San Diego]                 1996          1,512    $ 60,000         34%
Temecula                     1996          4,247    $141,000         45%
Temecula Oncology            1996          5,418    $104,000         51%
Thousand Oaks                1996          8,300    $281,000         68%

Joint Ventures
La Habra                     1988          2,500       Owned         50%
Westchester                  1991          6,763    $200,000         50%

Other Facilities
RadNet [Corp. office]        1990         11,500    $199,000
Warehouses/Other            various       32,148    $367,000

FDI                                        1995     6,046  $       87,000
---
aIncludes two Sacramento locations.

      The Company maintains its principal executive offices in approximately 11,500 square feet of leased office space at 1516 Cotner Avenue, Los Angeles, California 90025 pursuant to a lease expiring in May 2003, which provides for annual average lease payments of $199,000. Effective June 15, 1997, FDI also will have moved its offices to such location.

Item 3. Legal Proceedings

      (a) At November 1, 1993, the Company was a defendant in a putative class action pending in the United States District Court for the District of New
Jersey entitled "In re Hibbard Brown & Company Securities Litigation. The plaintiffs subsequently amended the Consolidated Class Action Complaint and in July 1994, filed a Second Amended and Consolidated Class Action Complaint [the "Second Consolidated Complaint"] in the matter. In the Second Consolidated Complaint, the plaintiff identified certain alleged "control" companies including among others, the Company, ITI, Digital Products Corporation and Site and alleged that the defendants violated the federal securities laws and the Racketeer Influenced Corrupt Organizations Act ["RICO"] by initiating and/or joining in a conspiracy and course of conduct designed to manipulate and artificially inflate the market prices of the stocks of the various "control" companies [allegedly controlled by the Company, the Company's former principal stockholder and others] companies in order to permit the defendants to sell "large" amounts of the "control" companies' securities to the public at manipulated prices and reap "huge" profits. The Second Consolidated Complaint claimed damages as well as punitive damages [including a trebling of damages pursuant to the RICO statute], interest, attorneys' fees and costs, all of which were unspecified in amount. In September 1994, the Court certified the matter as a class action. Subsequent thereto, certain of the defendants, including the Former Principal Stockholder, FNW, WFG and Hibbard filed for protection from creditors pursuant to the federal bankruptcy laws. See Part II, Item 1 of the Company's Form 10-Q for the quarter ended January 31, 1996.

      Management contended that the Company was not a party to any conspiracy and did not engage in any illegal course of conduct. The Company entered into a preliminary settlement with the plaintiff class in this lawsuit by the payment of $240,000 in April 1996. Although the settlement between the Company and the plaintiff class was granted preliminary court approval in April 1996, the settlement is subject to final approval by the class and to final court approval, which has not yet been obtained.

      (b) The Company had previously announced completion of an investigation by the Los Angeles District Attorney's office. No charges were filed against the Company, any of its subsidiaries, or any of the current management of the Company or any of its subsidiaries. The investigation related to the Company, its subsidiaries and others regarding alleged violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. On March 19, 1996, the Company issued a press release announcing that although the Los Angeles District Attorney's Office was investigating the activities of certain individuals who had been part of the management of the Company's Primedex Corporation subsidiary through fiscal 1993, the District Attorney's Office had confirmed that it was not investigating any members of the current management or the present business activities of Primedex Health Systems, Inc. or those of its operating subsidiaries including RadNet. The Primedex Corporation subsidiary, acquired by the Company in February 1992, subsequently ceased all business operations. [See "Item 1. Discontinued Operations"] The Workers' Compensation Fraud Division of the Los Angeles District Attorney's Office approved the text of the Company's press release.

      On May 31, 1996, the District Attorney's Office announced that a Los Angeles Grand Jury had issued a two count indictment against three individuals formerly associated with the Company's Primedex Corporation subsidiary. The three individuals under the indictment are David G. Gardner, former president of the Primedex Corporation subsidiary and a former director of the Company, Vincent A. Punturere, a former vice president and medical director of the Primedex Corporation subsidiary and Stanley Goldblum, a former consultant to the subsidiary. None of the three individuals have any present employment or consulting positions with the Company. The cases against these three individuals remain pending as of May 30, 1997. Management believes that the indictment marked the culmination of the above described investigation of the Company by the District Attorney's Office.

      (c) In connection with its cessation of operations at certain of its imaging centers [Beverly Hills MRI - October 1993], [Beverly - October 1994] and [Downtown Los Angeles - October 1994], lawsuits were filed against RadNet by the lessors of the properties for past due rent, future rent and damage to the premises plus costs. The lessor's lawsuit against RadNet relating to the Downtown Los Angeles premises was settled in fiscal 1995 with RadNet paying the lessor a $425,000 settlement amount. The lessor's lawsuit against RadNet and others relating to the Beverly premises was settled in July 1996 with the payment of $950,000 to the lessor in the settlement of all claims. The Beverly Hills-MRI lease litigation is still pending. The approximate monthly rent for this facility was $17,370, and the lease expiration date is January, 2000.

      Under California law, a landlord is required to use his best efforts to mitigate damages. One method is by seeking to rent any vacated premises to another tenant. The Beverly Hills MRI premises are presently occupied by a successor tenant, thus mitigating RadNet's damage exposure. RadNet has asserted certain defenses in the lawsuit on the lease with respect to the Beverly Hills MRI premises lease. RadNet intends to continue its vigorous defense of this case. No assurances can be given as to whether this lawsuit will be settled or as to the amount of damages which RadNet will suffer under it.

      (d) In October 1995, the Company and RadNet were sued in a Cross-Complaint by a number of individuals and entities led by Medical Imaging Center of Los Angeles ["MICLA"]. The litigation relates to the Downtown Los Angeles facility, which was closed in October 1994. The Company and RadNet counter-sued the individuals and entities who initiated this suit. All of this litigation was settled in November 1996 by all parties agreeing to drop their lawsuits, and various of the parties making payments to the third party equipment lender which had been involved with MICLA. RadNet paid $125,000 to this lender as its part in the overall settlement.

      (e) In March 1994, RadNet and Drs. Berger and Krane [the two then owners of BRMG], as plaintiffs, filed a lawsuit in Federal District Court against TME, Inc. and others. This Complaint alleges violations of federal securities law, fraud, negligent misrepresentation, and a number of other related causes of action arising out of the sale by TME of the Beverly Hills MRI facility to Drs. Berger and Krane. On June 26, 1995, the Court granted RadNet's and the other plaintiff's motion for partial summary judgment against TME, thus holding that TME in certain respects breached its contract for the sale of the Beverly Hills MRI facility. The litigation was settled in June 1996, with TME canceling over $350,000 in promissory notes plus accrued interest owed to TME, and TME's agreeing to pay to RadNet the sum of $400,000 plus interest in monthly installments. TME also agreed to additional contingent settlement payments of up to $700,000.

      The Company's subsidiaries are currently parties to other litigation, none of which is deemed by management to be material in nature.


Item 4. Submission of Matters to a Vote of Security Holders

                         Inapplicable

                                    PART II

Item 5. Market for the Registrant's Common

        Stock and Related Stockholder Matters

        PHS Common Stock is traded in the over-the-counter market on the OTC Bulletin Board [symbol, "PMDX"]. The following table indicates the high and low bid and asked prices for PHS Common Stock for the periods indicated based upon information supplied by the National Quotation Bureau, Inc. Such quotations reflect interdealer prices without adjustment for retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                              Bid Price(1)               Asked Price(1)
Quarter Ended          High                 Low       High              Low

January 31, 1995        .94                 .41       1.00              .44
February 1, 1995
 through April 13, 1995 .78                 .41        .88              .44

April 17, 1995
 through April 30, 1995 .56                 .09        .84              .47
July 31, 1995           .91                 .03        .03              .13
October 31, 1995        .16                 .03        .31              .08

January 31, 1996        .25                 .12        .52              .21
April 30, 1996          .50                 .20        .81              .32
July 31, 1996           .54                 .52        .77              .61
October 31, 1996        .41                 .36        .71              .54
--------------
    (1) The above information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

    The last reported bid and asked prices for PHS Common Stock on the OTC Bulletin Board on June 6, 1997 were $.39 and $.41, respectively. As of June 6, 1997, the number of holders of record of PHS Common Stock was 2,731. However, a substantial number of PHS' outstanding shares of Common Stock were owned of record on said date by "Cede & Co.," the nominee for Depository Trust Company, the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of PHS Common Stock is substantially greater than 2,731.

    During fiscal 1996, PHS repurchased an aggregate 1,300,000 shares of its outstanding common stock for an aggregate $481,727 in open market purchases from unaffiliated third parties. Subsequent to fiscal 1996, PHS repurchased an additional 275,000 shares for an aggregate purchase price of $112,716 and repurchased $459,000 of its outstanding debentures for a purchase price of $259,553 from unaffiliated third parties.

    Recent Sales of Unregistered Securities

    In reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Company issued its five year warrants to acquire approximately 4,000,000 shares of its common stock for $.60 per share in connection with its acquisition of DIS [see "Item 1."].

Item 6.  Selected Consolidated Financial Data


                      [In thousands, except per share data]

                                                           Y e a r s     e n d e d
                                                             O c t o b e r   3 1,
                                            1 9 9 6        1 9 9 5 [B]    1 9 9 4 [B]   1 9 9 3     1 9 9 2[A]

Operating Data:

  Gross Revenues                            $111,381       $ 88,884      $ 69,942      $70,122      $ 36,599

  Operating Expenses                        $ 58,372       $ 98,124      $ 50,289      $50,414      $ 20,951

  [Loss] from Investee Transactions         $   (314)      $     --      $    (26)     $  (648)     $   (215)

  Income [Loss] from Continuing Operations
   [Exclusive of Non-Recurring Items] -
   Net of Taxes **                          $ (8,361)      $(57,616)     $(20,476)     $(16,004)    $  1,009

  Income [Loss] from Discontinued
   Operations                               $     --       $ (3,813)     $ (3,371)     $(39,646)    $  3,715

  Net [Loss] Income Before Extraordinary
   Items                                    $ (9,511)      $(62,370)     $(20,912)     $(47,787)    $ 18,457

  Extraordinary Items - Gain                $  1,150       $    941      $     --      $    --      $     --

  [Loss] Income Per Common Share
   From Continuing Operations
   Before Extraordinary Items               $   (.24)      $  (1.54)     $   (.44)     $  (.21)     $    .51

  [Loss] Income Per Common Share from
   Discontinued Operations                  $     --       $   (.09)     $   (.08)     $ (1.04)     $    .13

  [Loss] Income Before Extraordinary Items  $   (.24)      $  (1.63)     $   (.52)     $ (1.25)     $    .64

  Net [Loss] Income Per Common Share$           (.21)      $  (1.61)     $   (.52)     $ (1.25)     $    .64

  Cash Dividends Per Common Share           $     --       $     --      $     --      $    --      $     --

Balance Sheet Data:
  Cash and Cash Equivalents                 $    152       $  3,929      $  5,649      $24,557      $ 27,323

  Total Assets *                            $105,931       $ 66,760      $153,551      $188,151     $209,710

  Total Long-Term Liabilities               $ 85,464       $ 54,088      $ 67,666      $58,668      $ 63,363

  Total Liabilities                         $130,792       $ 82,002      $104,522      $107,698     $110,628

  Working Capital [Deficit]                 $(22,627)      $ (4,337)     $    528      $16,970      $ 34,130

  Stockholders' Equity [Deficit]            $(24,861)      $(15,242)     $ 49,029      $80,452      $ 99,082


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SUMMARY CONSOLIDATED FINANCIAL INFORMATION
------------------------------------------------------------------------------



[In thousands, except per share]


[A] The operating data for October 31, 1992, gives retroactive effect to discontinued operations of the Primedex Subsidiary.

[B] The operating data for October 31, 1994, gives effect to the spin off of the Care Advantage, Inc. subsidiary as of October 31, 1994.

*  At October 31, 1996, 1995, 1994 and 1993, includes $31,822, $15,383, $58,725 and $50,820 of net goodwill, respectively.

** Reconciliation of Income from Continuing Operations - Net of Taxes

                                                      O c t o b e r  3 1,
                                             ----------------------------
                                                  1 9 9 5              1 9 9 4
                                             ------------------   -------------

Net [Loss]                                         $ (61,429)          $(20,912)
Loss from Discontinued Operations                      3,813              3,371
                                                   ---------           --------

[Loss] from Continuing Operations
  [Inclusive of Non-Recurring Items] -
   Net of Taxes                                      (57,616)           (17,541)
Less: Nonoperating Gain from Investee Stock
      Transactions [See Note 2]            $   --              $  2,935
Net of Approximate Taxes                       --          --     --      2,935
                                             -----   ---------  ------- -------

  [Loss] from Continuing Operations [Exclusive of
   Non-Recurring Items] - Net of Taxes             $(57,616)           $(20,476)
                                                   ========           ========

ITEM 7.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Background

Primedex Health Systems, Inc. ["PHS"] [formerly CCC Franchising Corp.] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products, the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock at October 31, 1996, which is accounted for using the cost method at $-0-.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutics, Inc. ["ITI"]. As of October 31, 1995, the Company owned approximately 19% of ITI and accounted for this investment using the cost method, which was $-0-. In November of 1995, this investment was sold for $143,750.

As of January 31, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. I, entered into an asset purchase agreement with Primedex Corporation ["PC"] for approximately $46,250,000. On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry. Accordingly, the operating results of this subsidiary were reclassified as a discontinued operation and the appropriate prior period amounts were restated. Effective August 1, 1995, substantially all of the assets of PC were sold to an unrelated party for approximately $9,448,000. The sale resulted in a loss of approximately $3,800,000. Approximately $157,000 remains on the Company's books for accrued estimated closing costs associated with the closing and sale of PC [See Note 20].

As of April 30, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. II, entered into a purchase agreement with Radnet Management, Inc. and certain related companies [Radnet] for approximately $66,000,000. The Statements of Operations and Cash Flows for the years ended October 31, 1996 and 1995 reflect the operations and cash transactions of Radnet.

On December 23, 1993, the Company acquired Advantage Health Systems, Inc. ["AHS"], a newly organized corporation formed to provide medical and surgical utilization reviews for major providers of health insurance, for $6,000,000 in cash. On August 26, 1994, the Company announced a plan to spin-off its subsidiary, Care Advantage, Inc. ["CareAd"] which owns AHS.

On November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of cash, notes and assumed assets and liabilities. Founded in 1989, FDI is a leading Radiology management service organization providing network development and management along with diagnostic imaging cost containment and utilization review services. The Statements of Operations and Cash Flows for the year ended October 31, 1996 reflect the operations and cash transactions with FDI.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Background [Continued]

On March 25, 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 and acquired a five-year warrant to purchase an additional 1,521,739 shares of DIS stock at $1.60 per share. The $4 million was borrowed by the Company from a primary lending source. In addition, the Company established a five-year $1 million revolving loan with DIS. During the four-month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. Effective August 1, 1996, the Company issued a five-year promissory note for $3,252,046, and five-year warrants to purchase approximately 4,000,000 shares of PHS common stock at $.60 per share, to acquire an additional 3,252,046 shares of DIS common stock. The purchase made PHS the majority shareholder in DIS with approximately 59% ownership. The Statements of Operations and Cash Flows for the year ended October 31, 1996 reflect the operations and cash transactions of DIS from August 1, 1996. In connection with the acquisition, goodwill of $7,173,220 was recorded.

Discussion of Operations for the Year Ended October  31, 1996 vs.
October 31, 1995

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

Results of Operations

The discussion of the results of continuing operations includes Radnet for the year ended October 31, 1995. The discussion of the results of continuing operations includes Radnet, FDI and DIS for the year ended October 31, 1996.


For the years ended October 31, 1996 and 1995, the Company had operating losses from continuing operations of $1,833,120 and $52,779,293, respectively.

The Company generated net revenue of $56,538,507 and $45,344,879 for the years ended October 31, 1996 and 1995, respectively. The increase in net revenue in 1996 is primarily attributable to the acquisitions of FDI and DIS; Radnet generated net revenue of $43,439,338, FDI generated net revenue of $7,482,487, and DIS generated net revenue of approximately $5,616,682 for the partial period from August to October 1996. Radnet was the sole generator of revenue for the year ended October 31, 1995.

For the years ended October 31, 1996 and 1995, operating expenses totaled $58,371,627 and $98,124,172, respectively. For the year ended October 31, 1996, Radnet's operating expenses were $43,754,174, FDI's operating expenses were $6,332,934, DIS's operating expenses were $5,687,219 and PHS's overhead expenses were $2,597,300. For the year ended October 31, 1995, Radnet's operating expenses were $95,883,525 and PHS's overhead expenses were $2,240,647. Fiscal 1995 operating expenses were higher due to Radnet's recognition of an impairment loss of $47,744,453 with the implementation of FASB 121 [See Note 6 to the financial statements]. In addition, Radnet's depreciation and amortization expense decreased from $8,321,841 to $4,474,614 in 1996 due primarily to the writedown in assets. Increases in operating expenses were primarily attributable to the acquisitions of FDI and DIS.

For the years ended October 31, 1996 and 1995, interest income was approximately $258,000 and $296,000, respectively. For the years ended October 31, 1996 and 1995, interest expense was approximately $7,900,000 and $6,200,000, respectively. Approximately $915,000 of interest expense in 1996 is related to the acquisitions. PHS's interest expense increased from $1,677,311 in fiscal 1995 to $2,901,643 in fiscal 1996 due primarily to approximately $8.2 million in promissory notes used to fund the acquisition of DIS. In addition, for the year ended October 31, 1995, PC recognized a portion of the parent company's interest expense as part of discontinued operations.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Discussion of Operations for the Years Ended October 31, 1996 vs.
October 31, 1995

Results of Operations [Continued]

For the years ended October 31, 1996 and 1995, the Company had net losses from continuing operations of $8,361,096 and $57,615,465, respectively. For the year ended October 31, 1996, Radnet realized net losses of $2,596,218, FDI generated net income of $241,545, DIS realized net losses of $1,494,829 (including the investment loss for the interim period of $313,649), and PHS realized net losses of $4,511,594. For the year ended October 31, 1995, Radnet realized net losses of $53,786,375 and PHS realized net losses of $3,829,090. For the years ended October 31, 1996 and 1995, the Company had net losses from discontinued operations of $ -0- and $3,813,314, respectively.

Liquidity and Capital Resources

Cash decreased for the years ended October 31, 1996 and 1995 by $3,776,962 and $1,720,398, respectively.

Cash generated from investing activities for the year ended October 31, 1996 was $1,565,076. Cash utilized for investing activities for the year ended October 31, 1995 was $3,623,510. In fiscal 1995, the Company utilized approximately $2 million buying and selling marketable securities. In fiscal 1996, all of the marketable securities were converted into cash. In addition, in fiscal 1996, the Company received approximately $1.9 million in payments on notes due from related parties.

Cash utilized for financing activities for the years ended October 31, 1996 and 1995 was $4,369,019 and $9,980,884, respectively. For the year ended October 31, 1996, $481,727 was utilized to repurchase Company stock, $440,000 was paid to joint venture partners, and approximately $1,640,000 was advanced to DIS prior to the Company's acquisition of additional shares in August 1996. For the years ended October 31, 1996 and 1995, debt and lease payments were $7,515,599 and $8,268,319, respectively. The fiscal 1996 decrease was primarily due to the deferral of payments while renegotiating balances and terms, and the arrangement of new notes and leases with interest-only payments or deferred principal payments during the first year. In addition, during fiscal 1995, many of the Company's acquisition notes were paid in full. For the years ended October 31, 1996 and 1995, $5,460,229 and $1,784,067 was advanced from short-term borrowings, respectively. During fiscal 1995, the Company had use of the proceeds from the sale of PC's assets to invest in marketable securities and reduce short-term borrowings.

At October 31, 1996, the Company had a working capital deficit of $22,626,650 as compared to working capital deficit of $4,337,438 at October 31, 1995, a decrease of $18,289,212. A primary reason for the decrease was the acquisition of DIS which had a working capital deficit of $11,358,169 as of October 31, 1996. DIS's working capital deficit increased from its calendar 1995 year-end due to the reclassification of its line of credit and many of its limited partner acquisition notes as current liabilities. Included in current liabilities for both Radnet and DIS are approximately $10.7 million and $3.9 million, respectively, of line of credit payables. In April 1997, DIS's working capital improved with the sale of its ultrasound division and four of its hospital-based MRI facilities to an unrelated party [See Note 2 to the financial statements]. At fiscal year-end, Radnet's working capital deficit was $9,142,010, FDI's working capital deficit was $1,112,118 and PHS's working capital deficit was $1,014,353 after the elimination of all intercompany transactions.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion of Operations for the Years Ended October 31, 1996 vs.
October 31, 1995

Liquidity and Capital Resources [Continued]

The Company's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $34,855,000, $16,655,000, $16,600,000, $16,860,000 and
$14,255,000. Radnet's, FDI's and PHS's future payments will be approximately $20,185,000, $9,975,000, $9,580,000, $11,300,000 and $10,125,000. DIS's future payments will be approximately $14,670,000,  $6,680,000,  $7,020,000, $5,560,000
and $4,130,000. The October 31, 1996 lines of credit balances are approximately $14,620,000 which includes $3,875,000 with DIS. Interest expense for the Company for the next five years, included in the above payments, will be approximately $6,650,000, $4,790,000, $3,620,000, $2,415,000 and $1,140,000, respectively. In addition, the Company has noncancellable operating leases for use of its facilities and certain medical equipment which will average approximately $4,070,000 in annual payments over the next five years.

In fiscal 1995, the Company successfully renegotiated the majority of its equipment under capital lease liabilities and some notes payable with a major outside lender deferring all payments until February 1996, standardizing favorable interest rates, eliminating large balloon payments, and extending remaining lease terms to seven to ten years from October 31, 1995. In addition, during fiscal 1996, the Company settled a dispute with an outside lendor that required that approximately $5.2 million in notes to be classified as a current liability at October 31, 1995.

In addition to the approximately $3,500,000 of new capital equipment leases added during fiscal 1996, the Company estimates additional expenditures over the next few years to develop a centralized scheduling, transcription, billing and collection system. At this time, the project's final cost is unknown.

The Company acquired Future Diagnostics, Inc. for approximately $3,200,000 in cash, notes and assumed liabilities on November 1, 1995. During fiscal 1996, approximately $1,050,000 in principal payments were made on the note.

In late March 1996, the Company purchased 2,747,493 shares of DIS common stock for $3,000,000 with a five-year warrant to acquire an additional 1,521,739 shares of DIS stock at $1.60 per share. In addition, the Company established a five-year $1 million revolving loan with DIS. At the same time, the Company purchased 730,768 shares of DIS common stock from DVI for $1,000,000. The combined transactions gave the Company approximately 31% interest in DIS. Out of the total of $5 million for the purchase price and loan, the Company used $500,000 of cash and borrowed $4.5 million from DVI. The notes accrue interest at 10% annually and require interest-only payments during the first year. Thereafter, monthly payments of principal and interest are required with final payments due in April and May of 2002. The $3 million purchase price was used by DIS to retire debt owed to DVI. The notes are collateralized by the assets of certain subsidiaries. In August 1996, the Company purchased an additional 3,252,046 shares of DIS common stock from the President of DIS and other related parties for $1 per share, and five-year warrants to acquire approximately 4,000,000 shares of PHS common stock at $.60 per share. The Company issued a five-year interest only promissory note for $3,252,046 at 6.58%. The principal is due in June 2001 and interest paid annually.
  The March and August purchases made PHS the largest shareholder of DIS with approximately 59% of the outstanding common stock.

The  Company   estimates   interest  payments  on  its  bond  debentures  to  be
approximately $2,582,900 for fiscal 1997. The quarterly payments of approximately $645,725 are paid on January 1, April 1, July 1 and October 1 of each year. Subsequent to year-end, the Company repurchased 459,000 of its outstanding bond debentures. These bonds were not retired.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion of Operations for the Years Ended October 31, 1996 vs.
October 31, 1995

Liquidity and Capital Resources [Continued]

The Company's working capital needs are currently provided under three lines of credit. Under one agreement with Coast Business Credit, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of
(a) the bank's prime rate plus 3%, or (b) 10%. The lender holds a first lien on substantially all of Radnet's and FDI's assets. At October 31, 1996, approximately $7,470,000 was outstanding under this line. A second line of credit with DVI Business Credit was obtained in December of 1994 subsequent to the acquisition of the Tower Imaging Group. Under this agreement, due December 1997, the Company may borrow the lesser of 75% of the eligible accounts receivable, $4,000,000 or the prior 120-days' cash collections. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 3.5%. At October 31, 1996, approximately $3,275,000 was outstanding under this line. A third line of credit, also with DVI Business Credit, was obtained by DIS in June of 1994 and is due in June of 1997. Under the agreement, the Company may borrow the lesser of $4,000,000 or approximately 53% of the eligible accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 3.5%. At October 31, 1996, approximately $3,875,000 was outstanding under this line. As of October 31, 1996 and April 30, 1997, the bank's prime rates were 8.25% and 8.0%, respectively. Under the various formulas, total funds available for borrowing under the three lines of credit was approximately $1.8 million at October 31, 1996.

In connection with ceasing operations at certain of the Company's imaging centers, lawsuits have been filed against the Company by three of Radnet's property lessors for past due rent, future rent and damages to the properties plus other costs. In 1995 and 1996, two lawsuits were settled. One lawsuit was settled for $425,000 in 1995, and the second lawsuit was settled for $950,000 in July 1996. As of October 31, 1996, accrued restructuring costs include approximately $396,000 of the second settlement remaining to be paid as well as an additional $500,000 reserved for the third remaining lawsuit.

In March of 1997, the Company sold certain assets of DIS consisting of ultrasound division and four hospital based MRI sites for cash and a non-interest bearing receivable of approximately $25 million, including
$2 million of covenants-not-to-compete. Of the proceeds, $7.6 million was used to retire existing debt.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion of Operations for the Years Ended October 31, 1996 vs.
October 31, 1995

New Authoritative Pronouncements [Continued]

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB has issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

Inflation

To date, inflation has not had a material effect on the Company's operations.

ITEM 7.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion of Operations for the Year Ended October  31, 1995 vs.
October 31, 1994

Results of Operations

The discussion of the results of continuing operations includes Radnet for the year ended October 31, 1995 and 1994.

On August 1, 1995, the Company sold substantially all of the assets of Primedex Corporation, a discontinued line of business, to an unrelated party for $9,448,000. The sale generated a loss of approximately $3,800,000. On August 26, 1994, the Company announced a plan to spin-off the CareAd subsidiary. Accordingly, the operating loss of this subsidiary was classified as a discontinued line of business

For the years ended October 31, 1995 and 1994, the Company had operating losses from continuing operations of $52,779,293 and $15,849,869, respectively. In fiscal 1995, Radnet realized an operating loss of approximately $50,600,000. For the year ended October 31, 1995 and 1994, Radnet realized net revenues of $45,344,879 and $34,439,271, respectively. The increase was due to the acquisition of the Tower Imaging Group in October 1994.

For the year ended October 31, 1995 and 1994, operating expenses totaled approximately $98,124,172 and $50,289,140, respectively. Radnet's October 31, 1995 operating expenses totaled approximately $95,883,525; Radnet's operating expense increase was primarily attributable to the implementation of FASB 121 and the resulting recognition of an impairment loss of approximately $47,744,453 for the write-down of related goodwill and property and equipment [See Note 6 to the financial statements]. Other October 31, 1995 Radnet operating expenses included approximately $20,195,000 of wages and compensation, $8,300,000 of depreciation and amortization, and $19,645,000 of other general and administrative expenses. Wages and compensation of approximately $1,100,000 were incurred by PHS.

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

For the years ended October 31, 1995 and 1994, the Company had net losses from continuing operations of $57,615,465 and $17,541,282, respectively.
For the year ended October 31, 1995 and 1994, the company had net losses from discontinued operations of $3,813,314 and $3,370,771, respectively.
Liquidity and Capital Resources

The following discussion on liquidity and capital resources includes Radnet as of October 31, 1995 and 1994.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion of Operations for the Years Ended October 31, 1995 vs.
October 31, 1994

Liquidity and Capital Resources [Continued]

Cash decreased for the years ended October 31, 1995 and 1994 by $1,720,398 and $18,907,810, respectively. The October 31, 1994 decrease in cash was primarily attributable to approximately $6,800,000 in advances to AHS, $6,500,000 in payments on stockholder's notes payable, and approximately $10,000,000 in acquisition costs. Cash utilized for investing activities for the years ended October 31, 1995 and
1994 was $3,623,510 and $9,724,499, respectively. Cash utilized for financing activities for the year ended October 31, 1995 and 1994 was $9,980,884 and $13,080,425, respectively. For the year ended October 31, 1995, approximately $8,300,000 was made in debt and lease payments, approximately $1,800,000 was advanced from short-term borrowings, approximately $500,000 was paid on a stockholder's notes payable, and approximately $2,900,000 was advanced to CareAd as part of the separation agreement. The Company capitalized this advance to CareAd and $6,800,000 advanced in fiscal 1994 as part of the separation agreement [See Note 21 to the financial statements].

At October 31, 1995, the Company had a working capital deficit of $4,337,438 as compared to working capital of $527,201 at October 31, 1994, a decrease of $4,864,639. A primary reason for the decrease was the reclassification of approximately $5,200,000 of notes payable as current debt in which the Company had suspended making payments and is in negotiation with an outside lender. In August of 1996, this negotiation was finalized and the note was reclassified to the specified terms.

The Radnet operation utilized cash of approximately $1,076,000 to purchase the remaining joint venture interests of three centers including Lancaster Imaging Group, Antelope Valley MRI and Santa Clarita Imaging Center, as well as purchasing 100% of Women's Diagnostic Imaging Center, which was subsequently merged into the Tower division.

During the year ended October 31, 1995, the Company's working capital needs were provided under two lines of credit. At October 31, 1995, approximately $4,800,000 was outstanding under the line of credit with Coast Business Credit and $1,200,000 was outstanding under the line of credit with DVI Business Credit.

In fiscal 1995, Radnet successfully settled its outstanding liability with one building lessor for $425,000. In addition, a discrimination lawsuit detailed in the October 31, 1994 10-K was settled for $210,000.

Item 8.  Financial Statements and Supplementary Data.

         The Financial Statements are attached hereto and begin at page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------





                                                                   Page to Page

Independent Auditor's Report.....................................  F-1.....

Consolidated Balance Sheets......................................  F-2.....F-3

Consolidated Statements of Operations............................  F-4.....F-5

Consolidated Statements of Stockholders' Equity [Deficit]........  F-6.....

Consolidated Statements of Cash Flows............................  F-7.....F-9

Notes to Consolidated Financial Statements.......................  F-10....F-27

Independent Auditor's Report on Supplemental Schedule............  S-1.....

Schedule II - Valuation and Qualifying Accounts..................  S-2..... S-4





           .   .   .   .   .   .   .   .   .   .   .   .   .   .   .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Primedex Health Systems, Inc.
  New York, New York


            We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and its affiliates as of October 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity [deficit], and cash flows for each of the three fiscal years in the period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primedex Health Systems, Inc. and its affiliates as of October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 24 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 24. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

            As discussed in the accompanying notes to the financial statements, for the year ended October 31, 1995, the Company adopted two new accounting standards promulgated by the Financial Accounting Standards Board, changing its methods of accounting for impairments of long-lived assets and goodwill related to those assets, and certain investments in debt and equity securities.



                                                MOORE STEPHENS, P. C.
                          Certified Public Accountants.

Cranford, New Jersey March 28, 1997, except as to Note 10 for which the date is June 6, 1997

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                              October 31,
                                                         1 9 9 6       1 9 9 5

Assets:
Current Assets:
  Cash and Cash Equivalents                           $   151,870   $ 3,928,832
  Marketable Security                                          --     1,956,707
  Accounts Receivable - Net                            19,751,419    16,011,324
  Unbilled Receivables                                    532,138       304,871
  Due from Related Party                                       --        87,500
  Due from Employee                                       100,333            --
  Other                                                   826,826       264,452
                                                      -----------   -----------

  Total Current Assets                                 21,362,586    22,553,686
                                                      -----------   -----------

Property, Plant and Equipment - Net                    38,737,846    17,270,032
                                                      -----------   -----------

Other Assets:
  Accounts Receivable - Net                             6,104,012     5,653,654
  Due from Related Parties                                899,143     2,697,437
  Goodwill - Net                                       31,821,606    15,382,944
  Other                                                 7,005,979     3,201,951
                                                      -----------   -----------

  Total Other Assets                                   45,830,740    26,935,986
                                                      -----------   -----------

  Total Assets                                        $105,931,172  $66,759,704
                                                      ============  ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                              October 31,
                                                         1 9 9 6       1 9 9 5
Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                      $   250,792   $        --
  Accounts Payable                                      5,743,410     1,918,337
  Accrued Expenses - Current                            7,619,634     4,182,150
  Notes and Leases Payable - Current                   28,200,547    17,565,435
  Accrued Estimated Closing Costs - Current               157,092       487,447
  Accrued Restructuring Costs                             895,622     1,250,000
  Due to Related Party                                     88,567            --
  Other                                                 1,033,571     1,487,755
                                                      -----------   -----------

  Total Current Liabilities                            43,989,235    26,891,124
                                                      -----------   -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                      25,829,000    25,841,000
  Notes and Leases Payable                             57,199,989    26,741,081
  Accrued Estimated Closing Costs                              --       243,723
  Accrued Expenses                                      2,435,283     1,261,899
                                                      -----------   -----------

  Total Long-Term Liabilities                          85,464,272    54,087,703
                                                      -----------   -----------

  Commitments and Contingencies                                --            --
                                                      -----------   -----------

Minority Interest                                       1,338,979     1,023,343
                                                      -----------   -----------

Stockholders' Equity [Deficit]:
  Common Stock - $.01 Par Value,  100,000,000 Shares
  Authorized;  40,232,260 and 40,230,760 Shares Issued;
  38,932,260 and 40,230,760 Shares Outstanding at
  October 31, 1996 and 1995, Respectively                 402,322       402,307

  Paid-in Capital                                      99,411,150    99,399,165

  Deferred Compensation - Net                            (788,025)           --

  Retained Earnings [Deficit]                        (123,405,034) (115,043,938)
                                                     ------------  ------------

  Totals                                              (24,379,587)  (15,242,466)
  Less: Treasury Stock - 1,300,000 Shares at Cost        (481,727)           --
                                                      -----------   -----------

  Total Stockholders' Equity [Deficit]                (24,861,314)  (15,242,466)
                                                      -----------   -----------

  Total Liabilities and Stockholders' Equity
  [Deficit]                                           $105,931,172  $66,759,704

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------





                                                   Y e a r s   e n d e d
                                                    O c t o b e r   3 1,
                                             1 9 9 6      1 9 9 5      1 9 9 4
                                             -------      -------      -------

Revenue:
  Revenue                                $111,380,904  $88,884,136  $69,942,395
  Less:  Allowances                        54,842,397   43,539,257   35,503,124
                                         ------------  -----------  -----------

  Net Revenue                              56,538,507   45,344,879   34,439,271
                                         ------------  -----------  -----------

Operating Expenses:
  Operating Expenses                       49,800,034   40,599,493   37,277,623
  Depreciation and Amortization             6,040,256    8,625,336    7,012,087
  Provision for Bad Debts                   2,531,337    1,154,890    2,669,914
  Restructuring Costs                              --           --    3,329,516
  Impairment Loss of Long-Lived Assets             --   47,744,453           --
                                         ------------  -----------  -----------

  Total Operating Expenses                 58,371,627   98,124,172   50,289,140
                                         ------------  -----------  -----------

  Loss from Operations                     (1,833,120) (52,779,293) (15,849,869)
                                         ------------  -----------  -----------

Other [Expenses] and Revenue:
  Interest Expense                         (7,892,653)  (6,184,302)  (6,057,769)
  Interest Income                             258,390      295,609      243,733
  Other Income                              1,078,255      409,741      487,226
  Non-Operating Income                             --           --    2,934,504
                                         ------------  -----------  -----------

  Total Other [Expenses]                   (6,556,008)  (5,478,952)  (2,392,306)
                                         ------------  -----------  -----------

  Loss Before Minority Interest in [Income]
   Loss of Subsidiaries, Equity in Loss of
   Investees, and Extraordinary Item       (8,389,128) (58,258,245) (18,242,175)

Minority Interest in [Income] Loss of
  Subsidiaries                                (808,136)   (298,104)     726,740

Equity in Loss of Investees                   (313,649)         --      (25,847)
                                         ------------  -----------  -----------

Loss from Continuing Operations-Forward  $(9,510,913) $(58,556,349)$(17,541,282)




See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------




                                                Y e a r s   e n d e d
                                                 O c t o b e r   3 1,
                                           1 9 9 6      1 9 9 5      1 9 9 4
                                           -------      -------      -------

  Loss from Continuing Operations
   - Forwarded                          $(9,510,913) $(58,556,349) $(17,541,282)

Discontinued Operation:
  Loss from Operations of Discontinued
   Business Segments [Net of Income
   Taxes of $-0- for the Years Ended
   October 31, 1995 and 1994]                      --   (3,813,314)  (3,370,771)
                                         ------------  -----------  -----------

  Loss Before Extraordinary Item           (9,510,913) (62,369,663) (20,912,053)

Extraordinary Items - Gains from
 Extinguishment of Debt [Net of
 Income Taxes of $-0- for the Years
 ended October 1996 and 1995]               1,149,817      940,884           --
                                         ------------  -----------  -----------

  Net Loss                              $ (8,361,096) $(61,428,779)$(20,912,053)
                                        ============  ============ ============

Loss Per Share:
  Loss from Continuing Operations        $       (.24) $     (1.54) $      (.44)
  Loss from Operations of Discontinued
   Business Segment [Net of Income
   Taxes]                                          --         (.09)        (.08)
                                         ------------  -----------  -----------

  Loss Before Extraordinary Items [Net
   of Income Taxes]                              (.24)       (1.63)        (.52)
  Extraordinary Item                              .03          .02           --
                                         ------------  -----------  -----------

  Net Loss Per Share                     $       (.21) $     (1.61) $      (.52)
                                         ============  ===========  ===========

  Weighted Average Common Shares
   Outstanding                             39,176,281   40,031,461   40,026,510
                                         ============  ===========  ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------


                                                                                                                           Total
                                                Common Stock                                           Retained        Stockholders'
                                              Number of  Par Value   Treasury     Paid-in   Deferred     Earnings         Equity
                                               Shares     Amount       Stock      Capital Compensation   [Deficit]       [Deficit]

Balance - October 31, 1993                     40,026,510   $400,265  $  --      $110,125,655       -   $(30,073,878)   $80,452,042

  Decrease in Equity from the Sale of
   ImmunoTherapeutics Stock                            --         --     --        (2,078,385)      --            --     (2,078,385)

  Forgiveness of Debt - Shareholder                    --         --     --         1,000,000       --            --      1,000,000

  Capitalization of Advances - Care Advantage          --         --     --        (6,803,435)      --            --     (6,803,435)

  Stock Dividend - Care Advantage                      --         --     --                --       --      (2,629,228)  (2,629,228)

  Net [Loss] for the Year Ended                        --         --     --                --       --     (20,912,053) (20,912,053)
                                               ----------   --------  -----       -----------    -----     -----------   ----------

Balance - October 31, 1994                     40,026,510    400,265     --       102,243,835       --     (53,615,159)  49,028,941

  Capitalization of Additional Advances-CareAd         --         --     --        (2,896,628)      --              --   (2,896,628)

  Issuance of Common Stock                        200,000      2,000     --            18,000       --              --       20,000

  Conversion of Subordinated
   Debentures to Common Stock                       4,250         42     --            33,958       --              --       34,000

  Net [Loss] for the Year Ended
   October 31, 1995                                    --         --     --                --       --     (61,428,779) (15,242,466)
                                                 --------   --------  -----       -----------   ------     -----------  -----------

Balance - October 31, 1995                     40,230,760    402,307     --        99,399,165       --    (115,043,938) (15,242,466)

  Conversion of Subordinated
   Debentures to Stock                              1,500         15     --            11,985       --             --       12,000

  Acquisition of DIS--Deferred Compensation            --         --     --                --    (796,653)         --     (796,653)

  Amortization of Deferred Compensation                --         --     --                --       8,628          --        8,628

  Purchase of Treasury Stock                           --         --   (481,727)           --          --          --     (481,727)

  Net [Loss] for the Year Ended
   October 31, 1996                                    --         --         --            --          --  (8,361,096)  (8,361,096)
                                                 --------   --------    -------    ----------  ----------  ----------  -----------


See  Notes  to  Consolidated  Financial
Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                                Y e a r s   e n d e d
                                                                 O c t o b e r   3 1,
                                                         1 9 9 6       1 9 9 5         1 9 9 4
                                                         -------       -------         -------

Operating Activities:
  Net [Loss]                                           $(8,361,096) $(61,428,779) $(20,912,053)
                                                       -----------  ------------  ------------
  Adjustments to Reconcile Net [Loss] to Net Cash
   Provided [Used] by Continuing Operations:
   Discontinued Operations                                      --     3,813,314           --
   Equity in Loss of Investees                             313,649            --       25,843
   Depreciation and Amortization                         6,040,256     8,625,336    7,012,087
   Minority Interest in Income [Loss] of Subsidiaries      808,136       298,104     (726,740)
   Provision for Bad Debts                               2,531,337     1,154,890    2,669,914
   Loss [Gain] on Sale of Assets                          (365,728)      279,646      (96,094)
   Provision for Closed and Restructured
     Imaging Center                                             --            --    4,218,434
   Imputed Interest Income - Related Party                 (95,981)     (206,734)    (570,297)
   Gain on Sale of Unconsolidated Subsidiary              (143,750)           --           --
   Write-off of Goodwill                                        --            --      281,082
   Write Down of Long-Lived Assets                              --    47,744,453           --
   Extraordinary Gain from Extinguishment of Debt       (1,149,817)     (940,884)          --
   Compensation from Sale of Stock                              --        18,000           --

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Other Current Assets                                 (171,621)       57,934    1,018,133
     Accounts Receivable                                   407,455    (2,272,574)  14,491,537
     Unbilled Receivables                                 (227,267)      641,299      344,730
     Due from Employee                                     100,333            --           --
     Other Assets                                          772,040       348,104     (448,256)

    Increase [Decrease] in:
     Due to/from Related Parties                          (178,392)     (337,121)     179,473
     Accounts Payable and Accrued Expenses                 756,204      (610,490)    (921,017)
     Other Current Liabilities                          (1,434,699)     (146,187)     481,960
                                                       -----------   -----------  -----------

   Total Adjustments                                     7,962,155    58,467,090   27,960,789
                                                       -----------   -----------  -----------

  Cash Provided [Used] by Continuing Operations           (398,941)   (2,961,689)   7,048,736

Cash Provided [Used] by Discontinued Operations           (574,078)   14,845,685   (3,151,622)
                                                        ----------   -----------  -----------

  Net Cash - Operating Activities - Forward            $  (973,019)  $11,883,996  $ 3,897,114


See Notes to Consolidated Financial Statements.


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                               Y e a r s   e n d e d
                                                                O c t o b e r   3 1,
                                                          1 9 9 6     1 9 9 5      1 9 9 4
                                                          -------     -------      -------

  Net Cash - Operating Activities - Forwarded          $  (973,019) $11,883,996  $ 3,897,114
                                                       -----------  -----------  -----------

Investing Activities:
  Acquisitions of Imaging Centers - Net of Cash
   Acquired                                               (732,160)  (1,076,096)          --
  Purchase of Property, Plant and Equipment               (682,472)    (592,707)    (376,890)
  Proceeds from Sale of Unconsolidated Subsidiary          143,750           --     (262,507)
  Acquisition Costs                                             --           --  (10,385,000)
  Proceeds - Sale of Equipment                                  --           --    1,271,916
  Payment for Modification of Management Fee            (1,100,000)          --           --
  Proceeds from Joint Venture                                   --           --       27,982
  Purchase of Marketable Securities                             --   (2,478,707)          --
  Sale of Marketable Securities                          1,998,458      522,000           --
  Proceeds from Sale of Stock                                   --        2,000           --
  Receipts on Notes from Related Parties                 1,937,500           --           --
                                                       -----------  -----------  -----------

  Net Cash - Investing Activities                        1,565,076   (3,623,510)  (9,724,499)
                                                       -----------  -----------  -----------

Financing Activities:
  Cash Overdraft                                           250,792           --           --
  Principal Payments on Capital Leases and Notes        (7,515,599)  (8,268,319)  (5,917,756)
  Proceeds from Short-Term Borrowings
   on Notes Payable                                      5,460,229    1,784,067    6,139,762
  Loans to Related Parties                              (1,642,714)          --           --
  Purchase of Treasury Stock                              (481,727)          --           --
  Advances - Care Advantage                                     --   (2,896,632)  (6,802,431)
  Payments on Stockholder Notes Payable                         --     (500,000)  (6,500,000)
  Joint Venture Distribution                              (440,000)    (100,000)          --
                                                       -----------  -----------  -----------

  Net Cash Financing Activities                         (4,369,019)  (9,980,884) (13,080,425)
                                                       -----------  -----------  -----------

  Net [Decrease] in Cash and Cash Equivalents           (3,776,962)  (1,720,398) (18,907,810)

Cash and Cash Equivalents - Beginning of Years           3,928,832    5,649,230   24,557,040
                                                       -----------  -----------  -----------

  Cash and Cash Equivalents - End of Years             $   151,870  $ 3,928,832  $ 5,649,230
                                                       ===========  ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                            $ 7,133,723  $ 5,957,981  $ 6,973,133
   Income Taxes                                        $        --  $        --  $    86,393



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities:
  During fiscal 1995, a $2,500,000 note payable to a stockholder was settled for a cash payment of $500,000 [See Note 19].

  The  Company  entered  into  capital  leases  of   approximately   $3,500,000,
$1,156,000 and  $4,305,000 for the years ended October 31, 1996,  1995 and 1994, respectively.

  During fiscal 1996 and 1995, subordinated debentures totaling $12,000 and $34,000, respectively, were converted into 1,500 and 4,250 shares, respectively, of the Company's common stock.

  During fiscal 1996, the Company acquired medical equipment of approximately $21,000,000 as part of the FDI and DIS acquisitions along with the issuance of notes payable and assumption of liabilities thereon [See Note 2]. During fiscal 1994, the Company acquired medical equipment of approximately $3,400,000 for a loan as part of the Tower acquisition.





See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

[A] Organization, Business and Basis of Presentation - Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985 and is principally engaged in the diagnostic imaging business primarily in the state of California.

The accompanying combined and consolidated financial statements include the accounts of PHS, Primedex Corporation ["PC"], Future Diagnostics, Inc. ["FDI"], Diagnostic Imaging Services, Inc. ["DIS"] and Radnet Management, Inc.["Radnet"]. DIS is combined and consolidated with Santa Monica Imaging Center, Valley Regional Oncology Center and Temecula Valley Imaging Center. Radnet is combined and consolidated with Beverly Radiology Medical Group ["BRMG"], Radnet Sub, Inc. ["Tower"], two joint ventures: La Habra Imaging Group, Westchester Imaging Group and a third joint venture, Wilshire Imaging Group ["Downtown L.A."] [collectively the "Company"] which was closed in late 1994. All intercompany transactions and balances have been eliminated.

Medical services and supervision at most of the Company's wholly-owned imaging centers are provided through BRMG which is owned by a shareholder of PHS, and through other various independent physicians and physician groups. Radnet and DIS provide non-medical, technical and administrative services including operation of medical equipment, facility maintenance, marketing, advertising, billing and collection, and other financial and administrative services. As compensation for their management and other services at the various centers, Radnet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, Radnet and DIS also share in joint venture income.

For many of the patients serviced at the Company's centers, the cost of the service is borne by third party payors. The difference between the Company's list price for such services and the amount the Company receives from such third party payors results in contractual adjustments.

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

The Company owns 19% of the outstanding capital stock of Viromedics, Inc. ["VMI"] at October 31, 1996. This investment is accounted for using the cost method, which at October 31, 1996 and 1995 is $-0-.

[B] Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash and cash equivalents approximates their fair value.

[C] Property, Plant and Equipment and Depreciation and Amortization - Property, plant and equipment are stated at cost, less accumulated depreciation and amortization, and includes equipment held under capital lease agreements. Depreciation, which includes amortization of leased equipment, is computed by the straight-line method and is based on the estimated useful lives of the various assets ranging from three to forty years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life, using the straight-line method.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies [Continued]

[D] Accounts Receivable and Allowances - Accounts receivable are stated at gross amounts billed less allowances. A significant portion of the Company's accounts receivable involve third party payors, primarily insurance companies. The Company's collection cycle on accounts receivable from continuing operations extends up to thirty-six months with most worker's compensation and personal injury cases having the longer collection cycle. The current portion of accounts receivable are the amounts which are reasonably expected to be collected within a year, based upon historical collection data.

Accounts receivable as of October 31, 1996 are shown net of allowances for doubtful accounts of $25,258,304 of which $18,386,423 has been deducted from current receivables and $6,871,881 has been deducted from noncurrent receivables. Accounts receivable as of October 31, 1995 are shown net of allowances for doubtful accounts of $19,986,242 of which $15,633,140 has been deducted from current receivables and $4,353,102 has been deducted from noncurrent receivables.

[E] Intangibles - Goodwill is recognized in business combinations accounted for under the purchase method of accounting and represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over twenty years which is the period during which the Company expects to receive benefits. Organization costs, offering costs, loan fees, covenants-not-to compete and management fee reduction buyout are recorded at cost and amortized on a straight-line basis over their estimated useful lives which range from one to ten years.

[F] Long-Term Accrued Expenses - Long-term accrued expenses consist primarily of
outside  professional   services  and  billing  fees  related  to  the  accounts
receivable classified as long-term.

[G] Revenue Recognition and Accrued Revenues - Revenue is recognized at the time services are provided. Accrued revenues consist primarily of services performed prior to period end, which were not billed. Billing is usually completed within the following month.

[H] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

[I] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had $559,757 as of October 31, 1996, with financial institutions subject to a credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[J] Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of October 31, 1996, management expects these assets to be fully recoverable.

[K] Advertising - Advertising costs are expensed as incurred.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------


[2] Business Combinations and Acquisitions

In December of 1991, PHS acquired approximately 90% of ITI for $445,000 consisting of cash and a note payable. The acquisition was accounted for as a purchase. During fiscal 1993, the Company sold approximately 2,000,000 shares of ITI stock for net proceeds of approximately $7,900,000, resulting in a non-operating gain of approximately $7,900,000 for the year. In November of 1993, the Company paid $162,762 to ITI in full payment of the balance from the 1991 purchase of common stock. In December of 1993, a registration statement of ITI was declared effective registering an aggregate of 1,304,224 shares of ITI common stock owned by the Company. In consideration for the filing of the registration statement, the Company granted to the Chief Executive Officer of ITI an option expiring on December 31, 2003 to purchase 575,000 shares of ITI stock owned by the Company at a purchase price of $3.00 per share and granted this officer a proxy during the option term to vote such shares. During fiscal 1994, the Company sold 1,304,224 shares of ImmunoTherapeutics stock for net proceeds of approximately $2,934,504, resulting in a non-operating gain of $2,934,504. As of October 31, 1994 and 1995, the Company owned 1,150,001 shares representing approximately a 19% interest which was carried on the cost method, which equaled $-0-. In November 1995, the shares were sold for $143,750.

The Company acquired certain assets and liabilities of Primedex Corporation ["PC"] in January 1992 for $46,250,000 consisting of cash and stock. PC was a southern California based medical management company that provided services to four medical corporations, which in turn provided medical/legal evaluation services and medical services to worker's compensation claimants. The acquisition was accounted for under the purchase method and resulted in goodwill of approximately $7,300,000, which was written off in July 1993 in connection with the discontinuance of PC's operations [See Note 20]. In August 1995, substantially all of the discontinued operation's remaining assets were sold to an unrelated party for approximately $9,448,000. The sale resulted in a loss of approximately $3,800,000.

In April of 1992, the Company acquired certain assets and liabilities of Radnet for approximately $66,000,000 consisting of stock, cash and a note payable. The Company also loaned $6,000,000 to the sellers [See Note 7]. The acquisition was accounted for under the purchase method resulting in goodwill of approximately $51,500,000. The majority of this goodwill was written off in fiscal 1995 when the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" [See Note 6].

In November of 1995, the Company acquired all of the outstanding capital stock of Future Diagnostics, Inc. ["FDI"] for $2,345,000 consisting of cash, notes, and assumed liabilities of approximately $855,000 resulting in goodwill of approximately $3,200,000. The acquisition was accounted for as a purchase. FDI arranges for the provision of imaging services for large payors [such as large employers and insurance carriers] through an approximately 250 imaging center network primarily in California and also provides related utilization review and quality assurance services.

In March of 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 with a five-year warrant to acquire an additional 1,521,739 shares of DIS stock at $1.60 per share. In addition, the Company established a five-year $1 million revolving loan with DIS. The Company utilized $500,000 in cash and borrowed approximately $4.5 million from DVI Financial Services, Inc. ["DVI"] to finance the transaction. At that time, DIS owned and operated ten imaging centers providing high quality diagnostic imaging services located in the Los Angeles and San Diego areas, as well as 15 ultrasound laboratories located in hospitals, 13 mobile ultrasound units servicing hospitals and office buildings, and one mobile MRI servicing a single hospital. DIS also operates a cancer care therapy center in Temecula, California. During the four-month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. In August 1996, the Company issued a five-year interest only promissory note for $3,252,046 plus five-year warrants to purchase approximately 4,000,000 shares of PHS common stock at $.60 per share to acquire an additional 3,252,046 shares of DIS common stock. The purchase made PHS the majority shareholder in DIS with approximately 59% ownership. The acquisitions were accounted for as a purchase. As of August 1, 1996, DIS had total assets of approximately $37.3 million including approximately $20.3 million in net property and equipment and approximately $9 million in goodwill and other intangibles.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[2] Business Combinations and Acquisitions [Continued]

As of August 1, 1996, DIS had total liabilities of approximately $38.3 million including approximately $29 million in notes and capital leases payable, and had approximately $800,000 in deferred compensation. The Company recorded additional goodwill of approximately $7.2 million in the transactions. Subsequent to year-end in various transaction through June 6, 1997, the Company has acquired approximately 1.1 million additional shares of DIS common stock for approximately $1.4 million increasing its ownership to approximately 68%.

The following pro forma unaudited information presents the results of the combined operations of Primedex Health Systems, Inc. and affiliates, FDI and DIS, treating FDI and DIS as if they were subsidiaries for the entire years ended October 31, 1996, 1995 and 1994 with pro forma adjustments as if the acquisitions had been consummated as of November 1, 1993. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of November 1, 1993 or results which may occur in the future.

                                                 [Unaudited]
                                                 Years ended
                                                 October 31,
                                       1 9 9 6     1 9 9 5       1 9 9 4
                                       -------     -------       -------

Net Revenues                       $ 74,301,315  $ 78,165,692     $ 56,785,843
Net loss                           $(12,361,971) $(62,765,184)    $(24,217,488)
Net Income Per Share               $       (.32) $      (1.57)    $       (.61)

Effective March 1, 1997, subsequent to year-end, DIS sold substantially all the assets of its ultrasound division for approximately $9 million and sold substantially all of the assets of four of its hospital-based MRI sites for approximately $16 million. The total proceeds of $25 million include a non-interest bearing receivable in the amount of $1.5 million to be received in annual installments of $500,000 over the next three years and approximately $2 million in ten-year covenants not-to-compete. Of the cash proceeds, $7.6 million was used to pay off existing DIS debt.

The Company has acquired various percentage interests in imaging centers and other business ventures in transactions accounted for as purchases generally involving a mixture of cash, notes, common stock and warrants as follows:

During fiscal 1993, 1994 and 1995, Radnet acquired the Santa Clarita Imaging Center Limited Partnership for $102,000 cash.

In April of 1993, the remaining 50% interest in the Northridge Imaging Group Joint Venture was acquired for $2,500,000 consisting of cash and a note. Approximately $575,000 of goodwill resulted from this transaction which was subsequently written off with the adoption of SFAS No. 121 [See Note 6].

In May of 1993, the assets of Vista X-Ray Laboratory Limited ["Tustin"] were acquired for $400,000 consisting of cash and common stock, resulting in goodwill of approximately $220,000.

In July 1993, Radnet acquired the assets of two diagnostic imaging centers located in Sacramento, California from Diagnostic Radiological Imaging Medical Group ["DRI"] for approximately $4,049,000 consisting of cash, a note and assumed liabilities resulting in $2,000,000 of goodwill.

In June of 1993, Radnet acquired a 70% interest in Wilshire Imaging Group, L.P. for $357,000 cash resulting in goodwill of $303,000. In late 1994, due to changes in the California worker's compensation system and its direct adverse impact on this clinic's business, the operation was closed. As part of the fiscal 1994 restructuring, expenses of approximately $1,300,000 were incurred in the write-off and write-down of certain intangibles and property and equipment.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[2] Business Combinations and Acquisitions [Continued]


In October of 1993, Radnet acquired the assets of Valley Imaging Center Limited Partnership for $865,000 in cash and notes resulting in approximately $300,000 of goodwill. In September of 1994, Radnet acquired Stockton Diagnostic Radiology & Ultrasound for $410,000 in cash, a note and assumed capital leases resulting in goodwill of approximately $210,000. The two practices were subsequently merged to consolidate resources and enhance efficiency.

In March of 1994, Radnet acquired the remaining 50% interest in the Ventura Coast Imaging Center Joint Venture for $1,677,000 consisting of cash and a note resulting in goodwill of approximately $242,000 which was subsequently written off with the adoption of SFAS No. 121 [See Note 6].

In April of 1994, Radnet acquired all of the assets of Orange Imaging Medical Center for $150,000 consisting of cash and a note resulting in goodwill of $214,000 which was subsequently written off with the adoption of SFAS No. 121 [See Note 6].

In October of 1994, the assets of Tower Imaging Group ["Radnet Sub, Inc."] were acquired for $13,265,000 consisting of cash, a note and an assumed liability resulting in goodwill of approximately $9,850,000.

In November of 1994, Radnet acquired the remaining 50% interest in the Lancaster Radiology Medical Group Joint Venture for $872,194 consisting of cash and a note and resulting in goodwill of approximately $900,000.

In January of 1995, the remaining 50% interest of the Antelope Valley MRI, L.P. was acquired for $1,700,000 consisting of cash and a note resulting in goodwill of approximately $2,800,000 which was subsequently written off with the implementation of SFAS No. 121 [See Note 6].

In January of 1995, Radnet acquired the assets of Women's Diagnostic Medical Group for cash of $200,000. The transaction resulted in goodwill of $425,000.

Effective August 1, 1996, DIS acquired HealthCare Imaging Center ["HCI"] for $200,000 and assumed assets and liabilities resulting in goodwill of $10,000.

Effective October 1, 1996, DIS acquired substantially all of the assets of Corona Imaging Center by assuming liabilities of $434,500. No goodwill was recorded in this transaction.

[3] Marketable Securities

The Company adopted Statement of Financial Accounting Standards ["SFAS"] No.115, "Accounting for Certain Investments in Debt and Equity Securities," at
November 1, 1994. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified into the following three categories: held-to-maturity debt securities, trading securities, and available-for-sale securities. There was no cumulative effect as a result of adopting SFAS No. 115 at November 1, 1994.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at cost which approximates fair value. The Company had no marketable securities at October 31, 1996. At October 31, 1995, the Company had no investments that qualified as trading or held to maturity.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[3] Marketable Securities [Continued]

As of October 31, 1995, the Company's investments consisted of $5,414,195 of U.S. Government Treasury Bills of which $3,457,488 was classified as cash and cash equivalents and $1,956,707 was classified as a marketable security which matured on March 28, 1996. During the years ended October 31, 1996, 1995 and 1994, the Company converted available for sale securities held during the year into cash of $1,998,458, $522,000 and $-0-, respectively. Gains on sale of securities are insignificant. The Company uses specific identification as the basis on which cost was determined in calculating realized gains and losses.

[4] Fair Value of Financial Instruments

Estimated fair value of the Company's financial instruments are as follows:

                                          1 9 9 6              1 9 9 5
                                          -------              -------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value

Cash and Marketable Securities  $   151,870 $   151,870 $ 5,885,539 $ 5,885,539
Due from Related Party - Current         --          --      87,500      87,500
Due from Related Party - Long-Term  899,143     899,143   2,697,437   2,697,437
Due to Related Party - Current      (88,567)    (88,567)         --          --
Debt Maturing within One Year   (21,435,965)(21,435,965)(14,310,341)(14,310,341)
Long-Term Debt                  (28,011,177)(21,285,709)(15,150,661)(12,300,000)
Subordinated Debentures         (25,829,000)(23,631,592)(25,841,000)(23,419,927)

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, due from/to related parties current and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the amounts due from related party - long-term and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

[5] Property, Plant and Equipment and Depreciation and Amortization

Property, plant and equipment and accumulated depreciation and amortization as of October 31, 1996 and 1995 are as follows:

                                                     1 9 9 6      1 9 9 5
                                                     -------      -------

Land                                              $1,763,773   $ 1,763,773
Building                                           3,354,880     2,373,983
Medical Equipment                                  9,927,006     6,673,323
Office Equipment and Furniture and Fixtures        2,425,521     1,316,548
Leasehold Improvements                             5,538,761     2,332,263
Property Held Under Capital Leases                35,944,280    12,503,868
                                                  ----------   -----------

Totals                                            58,954,221    26,963,758
Less: Accumulated Depreciation and Amortization   (20,216,375)  (9,693,726)

  Property, Plant and Equipment - Net             $38,737,846  $17,270,032
  -----------------------------------             ===========  ===========

Depreciation   expense  for  fiscal  1996,  1995  and  1994  was   approximately
$4,300,000, $4,200,000 and $4,200,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[5] Property, Plant and Equipment and Depreciation and Amortization [Continued]

For property held under capital leases, depreciation expense for the years ended October 31, 1996 and 1995 was approximately $2.8 million and $2 million and the accumulated depreciation was approximately $10.9 million and $7.3 million, respectively.

Certain assets were written down during fiscal 1995 [See Note 6].

[6] Intangible Assets

A breakdown of intangible assets is as follows:
                                                 Accumulated
                                        Cost    Amortization       Net
October 31, 1995:
  Goodwill                          $16,343,942  $   960,998  $15,382,944
                                    -----------  -----------  ===========

October 31, 1996:
  Goodwill                          $34,899,322  $ 3,077,716  $31,821,606
                                    -----------  -----------  ===========
  Covenants Not-to-Compete          $ 2,005,196  $ 1,172,317  $   832,879
                                    -----------  -----------  ===========

Covenants not-to-compete are included in the caption "Other Assets" on the balance sheet.

The Company recorded goodwill of approximately $7.2 million with the acquisition of approximately 59% of DIS in fiscal 1996. The Company recorded goodwill of approximately $3.2 million with the acquisition of FDI in November 1995. DIS had recorded goodwill and covenants not-to-compete in connection with their acquisitions of imaging centers in prior periods. As of October 31, 1996, DIS had goodwill of approximately $8.2 million with approximately $1 million in accumulated amortization and covenants not-to-compete of approximately $2 million with approximately $1.2 million in accumulated amortization.

Amortization expense of approximately $1,700,000, $4,400,000 and $2,800,000 was recognized for the years ended October 31, 1996, 1995 and 1994, respectively.

On October 31, 1995, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company recorded an impairment loss of $47,744,453 from writing down goodwill, property and equipment and covenants not-to-compete. Facts and circumstances leading to the impairment loss consist principally of the application of the measurement techniques of SFAS No. 121 to the cash flows of the Company's individual imaging centers as it relates to projections of cash flows which are insufficient to justify the carrying values of certain long-lived assets. Fair value was determined for individual centers primarily through estimating the fair value of their property, plant and equipment consisting primarily of medical equipment. The impairment loss recorded is the difference between these estimated fair values and the carrying values of all centers, including goodwill allocated to individual centers in connection with the Radnet acquisition, based on pro-rata estimated fair values at the date of the acquisition. Significant assumptions for the cash flow forecast are a ten year period and insignificant changes to revenues and costs over the projected period.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------




[7] Due from Related Parties

The amount due from related parties originally consisted of a $6,000,000 loan to the sellers of Radnet [See Note 2] discounted at a 7% interest rate. In October 1993, the installment note due February 1994 was extended until August 1994. In August of 1994, the Company and the two former owners agreed to offset approximately $3,000,000 of the loan against $2,500,000 due to them by PHS and the waiver of rights to payments aggregating $500,000. The remaining $3,000,000 of receivables were further extended in October of 1994 from February 1, 1995 to February 1, 1997 in consideration for the two individuals agreeing to utilize their personal assets as collateral for future loans. A discount of approximately $500,000 was recorded in fiscal 1994 on the transaction which was reflected as a reduction to interest income. In April 1996, one of the two individuals, who is currently an employee of the Company, repaid his portion of the notes valued at $1,400,000 and renegotiated his employment contract for a reduction in his compensation and an extension of his employment term. In August 1996, the remaining partner in Beverly Radiology Medical Group ["BRMG"] who is the remaining note holder repaid $500,000 of his $1,500,000 note due in February 1997. In consideration for the advance payment, the Company offered to extend the remaining $1,000,000 due to February 1998, and the receivable was discounted to $899,143. The note is secured by stock of PHS, which was issued in connection with the Radnet acquisition.

In April 1996, the Company renegotiated the existing management and service agreement with BRMG. BRMG is owned by an officer/stockholder of the Company and provides medical services and supervision at several of the Company's wholly-owned imaging centers. The Company's management fee was increased from 79% to 81% of Practice Billing Receipts in consideration for which the Company paid $1,100,000 to BRMG, which amount is being amortized over the approximate six-year remaining term of the agreement. The $1,100,000 amount was arrived at by negotiation between the parties based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement taking into account recent past and future estimated Practice Billing Receipts at the imaging centers managed by BRMG.

During fiscal 1995, the Company loaned $87,500 to an officer/stockholder at no interest. During fiscal 1996, the loan was repaid.

During fiscal 1996, the Company loaned $100,000 to an employee of the Company which will be repaid with 4% interest within the next two years.

DIS has a related party loan payable of approximately $90,000 due without interest to an officer/stockholder. The Company anticipates paying the amount within the next year.

Included in other income for the year ending October 31, 1996 are management fees amounting to $335,000 charged to DIS prior to PHS acquiring a majority interest in DIS in August 1996.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[8] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of October 31, 1996 and 1995 are as follows:
                                                             October 31,
                                                        1 9 9 6      1 9 9 5

Tax Basis of Intangible Assets in Excess
 of Book Basis                                       15,200,000     $16,000,000
Book Basis of Fixed Assets in Excess
 of Tax Basis                                       (12,000,000)    (13,000,000)
Net Operating Loss Carryforwards                     26,400,000      23,000,000

Totals                                               29,600,000      26,000,000
Valuation Allowance for Deferred Tax Asset          (29,600,000)    (26,000,000)

  Totals                                            $        --     $        --
  ------                                            ===========     ===========

The Company has net operating loss carryforwards of approximately $66,100,000 and has established a full valuation allowance for this amount. The net operating loss carryforwards expire as follows:

Years ended
   2007                                  $ 1,500,000
   2008                                   21,900,000
   2009                                   16,900,000
   2010                                   17,200,000
   2011                                    8,600,000
                                         -----------

                                         $66,100,000

[9] Provision for Closed and Restructured Imaging Centers

During  fiscal  1994,  management   established  a  provision  of  approximately
$3,300,000 to implement an operational restructuring plan developed to strengthen the Company's competitive position. The plan encompassed the consolidation or closure of certain centers, adjustments to certain professional and technical contractual arrangements, changes to the equipment complement and/or service offerings of certain centers, and legal and settlement costs. As of October 31, 1996, approximately $900,000 remains on the Company's books for legal and settlement costs related to leases for two closed centers. One center's outstanding obligation with its building lessor was settled in fiscal 1996 for $950,000 of which approximately $400,000 remains to be paid as of October 31, 1996. The other closed site's legal and settlement costs are estimated to be approximately $500,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------



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

The following table summarizes the activity in common shares subject to incentive stock options and non-qualified options for the two years ended October 31, 1996:

                                                     Option Price     Shares
                                                                    [Thousands]

October 31, 1994 - Balance                           $2.50 - $12.00      5,192

  Granted                                            $       .125          800
  Exercised                                                    --           --
  Canceled or Expired                                $.125 - $12.00      3,256
                                                     -------------- ----------

October 31, 1995 - Balance                           $.125 - $12.00      2,736

  Granted                                            $.15 - $   .60      4,989
  Exercised                                                    --           --
  Canceled or Expired                                $.125 - $  2.50       600
                                                     -------------------------

 Options Outstanding and Exercisable
  at October 31, 1996                                $.125 -  $12.00     7,125
  ------------------------------------------------   =========================

Options outstanding at October 31, 1996 expire from June 1997 to October 2001.

[B] Warrants - The following table summarizes the activity in common shares subject to warrants for the two years ended October 31, 1996:

                                                     Warrant Price    Shares
                                                                    [Thousands]

October 31, 1994 - Balance                           $3.50 - $ 7.43      4,884

  Granted                                                      --           --
  Exercised                                                    --           --
  Canceled or Expired                                          --           --
                                                     --------------   --------

October 31, 1995 - Balance                           $3.50 - $ 7.43      4,884

  Granted                                            $        .60        4,130
  Exercised                                                    --           --
  Canceled or Expired                                          --           --
                                                     --------------   --------

  Warrants Outstanding and Exercisable to
   October 31, 1996                                  $ .60 - $ 7.43      9,014
  ------------------------------------------------   =========================

Warrants outstanding at October 31, 1996 expire from June 1997 to August 2001.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------


[11] Long-Term Debt and Capital Leases

Long-term debt at October 31, 1996 and 1995 consisted of the following:

                                                        1 9 9 6       1 9 9 5
                                                        -------       -------

Revolving lines of credits:  one due December 1998
 at the bank's prime rate plus 3% [minimum  10%],
 one due December 1997 at the bank's prime rate
 plus 3-1/2% and one due June 1997 at the  bank's
 prime  rate plus  3-1/2%.  All lines are
 collateralized  by substantially all of the
 Company's assets including a first position  in
 substantially  all  of  the  accounts  receivable.   $14,618,021    $5,977,575

Notes payable fixed at 5.5% to 14.5%, due through
 2002, collateralized by medical equipment.            25,386,411    11,871,149

Note payable bearing interest at 9.25% due in 2005
  collateralized by real estate.                        2,013,366     2,085,175

Notes payable, at 8% and 7%, due through 1995.
  Collateralized by Joint Venture accounts receivable.         --     1,077,242

Obligation from the Tower Acquisition,  due in
  October, 1999. Principal payments are  payable
  monthly  at the  rate of 8% of the cash  receipts
  from the four  centers plus interest at 5%. The
  rate of principal  payment was increased from 6.9%
  of cash receipts in February of 1996.                 7,429,344     8,449,861

Obligations under capital leases, collateralized by
  medical equipment and office equipment  originally
  costing  approximately   $39,800,000  and
  $15,400,000, respectively, payable in various monthly
  installments including interest at various rates
  from 9% to 17% through 2003.                         35,953,394    14,845,514
                                                      -----------    ----------

  Totals                                               85,400,536    44,306,516
  Less:  Current Portion                               28,200,547    17,565,435
                                                      -----------    ----------

   Totals                                             $57,199,989   $26,741,081
   ------                                             ===========   ===========

Under one of the revolving line of credit agreements which is due December 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120 days' cash collections. The lender holds a first lien on substantially all of Radnet's and FDI's assets. The President and CEO of PHS has personally guaranteed $3,000,000 of the loans. In addition, this credit line is collateralized by a $5,000,000 life insurance policy on the president and CEO of PHS. At October 31, 1996, by formula, the Company had approximately $1.8 million in available credit under this line of credit. Under the second revolving line of credit agreement due December 1997, the Company may borrow the lesser of 75% of the eligible accounts receivable, $4,000,000 or the prior 120 days' cash collection. This credit line is collateralized by approximately 80% of Tower's accounts receivable. At October 31, 1996, the Company had no significant availability under this line of credit. Under the third revolving line of credit agreement due June 1997, the Company may borrow the lesser of $4,000,000 or 53% of DIS's eligible accounts receivable. At October 31, 1996, the Company had no significant availability under this line of credit. All three lines of credit are classified as current liabilities.

The prime rate at October 31, 1996 and 1995 was 8.25% and 8.75%, respectively. At October 31, 1996 and 1995, the weighted average interest rate on short-term borrowings was 12.19% and 12.93%, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[11] Long-Term Debt and Capital Leases [Continued]

In July of 1995, the Company suspended making payments on notes totaling $5,158,031 and classified the entire balance due as current liabilities. In August of 1996, the Company settled with the outside lender revising the note's rates and term. Accordingly, as of October 31, 1996, approximately $340,000 and $4.7 million of the note payable are classified as short-term and long-term debt, respectively.

The following schedule shows the future maturities of long-term debt exclusive of capital leases:

Years ended
October 31,
  1997                                                     $ 21,435,965
  1998                                                        4,578,571
  1999                                                        4,893,115
  2000                                                        7,846,912
  2001                                                        7,631,965
  Thereafter                                                  3,060,614
                                                           ------------

   Total                                                   $ 49,447,142
   -----                                                   ============

The Company leases property under capital leases. The following schedule shows the minimum lease payments under capital leases as of October 31, 1996:

Years ended
October 31,
  1997                                                     $ 10,285,494
  1998                                                       10,025,487
  1999                                                       10,026,366
  2000                                                        7,726,831
  2001                                                        5,948,079
  Thereafter                                                  1,804,714
                                                           ------------

  Total                                                      45,816,971
  Less:  Amount Representing Interest                         9,863,577

  Total                                                      35,953,394
  Less: Current Portion                                       6,764,583

   Total                                                   $ 29,188,811
   -----                                                   ============

The Company has been in default under various of its capital lease agreements, and has from time to time either made agreements to resolve the defaults or brought the past due debt current by payment.

The Company is in default under various note agreements, pertaining to the acquisition of centers, for non-payment of principal and interest. These notes have been classified as current.

[12] Commitments and Contingencies

[A] Leases - The Company and its subsidiaries have noncancellable operating leases for use of their facilities and certain medical equipment. The leases require payment of various expenses as additional rent and expire at various times from 1996 through 2003. Certain leases contain renewal options from two to five years and escalation based primarily on the consumer price index. Minimum annual rentals under the leases are as follows:

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------


[12] Commitments and Contingencies [Continued]

[A] Leases [Continued] -
                                               Total     Equipment    Facilities
October 31,
  1997                                      $5,759,489   $ 502,810   $5,256,679
  1998                                       5,158,995     219,813    4,939,182
  1999                                       4,507,968      63,075    4,444,893
  2000                                       3,171,589          --    3,171,589
  2001                                       1,751,785          --    1,751,785
  Thereafter                                 1,814,582          --    1,814,582
                                            ----------   ---------   ----------

  Total                                     $22,164,408  $ 785,698   $21,378,710
  -----                                     ===========  =========   ===========

Total rent expense, including equipment rentals, for the years ended October 31, 1996, 1995 and 1994 amounted to approximately $5,400,000, $4,500,000 and
$3,900,000, respectively.

[B] Salary and Consulting Contractor Agreements - The Company has a variety of arrangements for payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements including a percentage of revenue collected from 15% to 24%, fixed amounts per periods, and combinations thereof.

The Company also has employment agreements with officers and key employees at annual compensation rates ranging from $75,000 to $275,000 and for periods extending up to six years. Total commitments under the agreements are approximately $2,500,000 as of October 31, 1996.

[C] Purchase Commitment - On July 23, 1996, the Company entered into a four year purchase agreement with FUJI Medical Systems, USA, Inc. whereby the Company must purchase $10 million of FUJI Medical Imaging Film at the rate of approximately $2.5 million annually over the term of the agreement. Purchases under the agreement are at a discount. In addition, the Company has agreed to purchase a minimum of $1.5 million of Fuji Equipment at the best available price over the term of the agreement.

[13] Litigation

The Company is a defendant in a class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation" [No. 93 CV 1150]. The Company entered into a preliminary settlement with the plaintiff class in the lawsuit by the payment of $240,000 in April 1996. Although the settlement between the Company and the plaintiff class was granted preliminary court approval in April 1996, the settlement is subject to final approval by the class and to final court approval which has not yet been obtained. Management expects there will be no additional costs to settle the case beyond the $240,000. The lawsuit continues with respect to the other defendants. The Company remains convinced that it has not engaged in any inappropriate conduct in this matter. The settlement between the Company and the plaintiff class was granted preliminary Court approval in April 1996. The settlement is subject to final approval by the class and to final Court approval.

The Company has previously announced that the Los Angeles District Attorney's office was conducting an investigation related to the Company and its subsidiaries and had conducted a search of the premises of the Company, PC, and Radnet pursuant to a sealed affidavit which management was unable to examine but which the Company was advised, alleged violations of California penal laws concerning securities and tax fraud, grand theft and criminal conspiracy. On March 19, 1996, the Company issued a press release announcing that although the Los Angeles District Attorney's Office was investigating the activities of certain individuals who had been part of the management of PC through fiscal 1993, the District Attorney's Office had confirmed that it was not investigating any members of the current management or the present business activities of Primedex Health Systems, Inc. or those of its operating subsidiaries including Radnet. The Worker's Compensation Fraud Division of the Los Angeles District Attorney's Office approved the text of the Company's press release.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------


[13] Litigation [Continued]

On May 31, 1996, the District Attorney's Office announced that a Los Angeles Grand Jury had issued a two count indictment against three individuals formerly associated with PC. None of the three individuals have any present employment or consulting positions with the Company. Count One of the indictment accuses the three individuals between October 8, 1987 and November 30, 1995 of conspiring to commit insurance fraud, securities fraud and of conspiring to cheat and defraud others of property. Count Two of the indictment accuses the three individuals of actions between December 8, 1987 and January 31, 1993 allegedly constituting the crime of securities fraud. Management believes that the indictment marks the culmination of the above described investigation of the District Attorney's Office.

The Company is currently a party to other litigation, none of which is deemed material in nature.

[14] Investment in VMI

In November of 1990, the Company purchased 51% of Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products, the parent of VMI, exercised its right to repurchase one-half of the stock from PHS at a price of $700,000, after which the Company owned 25.5% of VMI's outstanding capital stock. During fiscal 1992, the Company wrote-off its investment in VMI as research and development costs. At October 31, 1996, PHS owns 19% of VMI, which is valued at $-0-.

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

[C] As of January 21, 1993, the Company sold 7,589,010 shares of common stock in a public offering for net proceeds of $30,493,525 after underwriting discounts and commissions. In connection with this public offering, the underwriter received warrants to purchase 758,901 shares of common stock at $7.43 per share. Substantially all of the offering proceeds were utilized to retire $30,000,000 of bank debt from the PC acquisition.

[D] During fiscal 1995, debentures totaling $34,000 were converted into 4,250 shares of common stock. During fiscal 1996, debentures totaling $12,000 were converted into 1,500 shares of common stock [See Note 25].

[F] In October of 1995, the Company sold 200,000 shares at $.01 per share to two officers of the Company. In connection with the sale, compensation of $18,000 was recorded.

[G] During fiscal 1996, the Company purchased 1,300,000 shares of its common stock for an aggregate purchase price of $481,727.

[16] Loss Per Share

Net loss per share is based on the weighted average number of shares of common stock outstanding during each period of 39,176,281, 40,031,461 and 40,026,510 for fiscal 1996, 1995 and 1994, respectively. The effect of common stock equivalents are excluded as they would be antidilutive.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
------------------------------------------------------------------------------



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

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No. 125, which are not expected to be relevant to the Company.

The FASB has issued SFAS No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[18] Subordinated Debenture Offering

In June of 1993, the Company's registration statement for a total of $25,875,000, of 10% Series A Convertible subordinated debentures due 2003 was declared effective by the Securities and Exchange Commission. The net proceeds to the Company were approximately $23,000,000. Costs of $2,800,000 are being amortized over ten years and are classified as other assets.

The amortization expense for fiscal 1996, 1995 and 1994 was $298,545, $298,495 and $298,545, respectively. Interest expense for fiscal 1996, 1995 and 1994 was $2,583,500, $2,584,100 and $2,587,500, respectively. During fiscal 1996 and
1995, debentures totaling $12,000 and $34,000, respectively were converted into 1,500 and 4,250 shares of common stock, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
------------------------------------------------------------------------------


[19] Notes Payable - Stockholders

On January 28, 1993, the Company's four principal shareholders agreed to lend an aggregate $12,500,000 to the Company for working capital purposes in consideration for secured notes issued, either directly for cash, for the release of debt obligations owed to the Company in connection with the Radnet acquisition or for the application of funds escrowed in connection with the PC acquisition.

Each secured note was due in eighteen months with interest at 10%. In July of 1994, one shareholder was paid $3,500,000 and agreed to accept the $4,000,000 balance in twelve equal installments, plus interest at 10%. In August of 1994, this shareholder accepted a $3,000,000 lump sum payment in full settlement of the balance. The difference of $1,000,000 was credited to paid-in-capital. In consideration of this agreement, the other three noteholders agreed to defer amounts due them on similar terms. Two shareholders who were owed a total of $2,500,000, agreed to offset this liability against monies owed by them to Radnet [See Note 7]. In November of 1994, the fourth shareholder, who was owed $2,500,000 and who had a contingent right to receive an additional $2,500,000 held in escrow in connection with the PC acquisition [See Note 2], entered into an agreement with the Company whereby his liability was satisfied by a payment to him of $500,000, and the release of the $2,500,000 held in escrow. The difference of $2,000,000 was credited to accrued estimated closing costs and subsequently written off in connection with the sale of PC [Note 20]. Interest expense relating to these notes for fiscal 1996, 1995 and 1994 was $-0-, $-0-and $1,033,000, respectively.

[20] Discontinued Operations - Primedex (PC)

On July 29, 1993, the Company commenced its plans to restructure PC and to wind down its involvement in the California worker's compensation industry.

Effective July 31, 1995, the Company sold substantially all of the assets of PC to an unrelated party for approximately $9,448,000 cash resulting in a loss of $3,813,314. The assets of PC which were sold consisted primarily of net accounts receivable of $22,087,072 and net property and equipment of $605,138. Accrued estimated closing costs of $9,100,000 were written-off in connection with the sale.

Net revenue applicable to the discontinued operations for the years ended October 31, 1996, 1995 and 1994 amounted to $-0-, $266,412 and $168,295, respectively.

The accrued estimated closing costs as of October 31, 1996 and 1995, which are estimated through the final disposition date of PC, consist of the following:

                                                         1 9 9 6        1 9 9 5
                                                         -------        -------

Rent and Occupancy Costs                            $     68,800    $    275,000
Other Expenses                                            88,292         450,000
                                                    ------------    ------------

  Total                                             $    157,092    $    731,000
  -----                                             ============    ============

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
------------------------------------------------------------------------------



[21] Acquisition and Discontinued Operations - Spin-Off of Care Advantage, Inc. [Continued]
On October 28, 1994, the Company declared a dividend of 40,026,510 shares of the common stock of CareAd to stockholders of record at the close of business on November 7, 1994, a rate of one share of Care Advantage common stock for each share of PHS common stock owned. An additional 1,700,000 shares of Care Advantage common stock was retained by the Company. As a result of CareAd activities, the Company's ownership interest has been reduced to less than 1/2 of 1% of the total shares outstanding.

In January of 1995, the Company and CareAd executed a Separation Agreement concerning additional financial support to be provided by the Company, the transfer of certain Company senior management, and the disposition of the 1,700,000 shares of CareAd common stock retained by the Company. The separation agreement was amended on April 24, 1995 [the "Revised Separation Agreement"]. As part of the Revised Separation Agreement, the Company agreed to a capital contribution of $9,699,973 of past and future advances. Concerning the 1,700,000 shares of CareAd common stock, the Company agreed to file for a registered exchange offer under the Securities Act of 1933 with the Securities and Exchange Commission within eighteen months after the June 1995 distribution of the CareAd stock dividend, offering the holders of the Company's debentures the right to exchange the debentures for the 1,700,000 shares. CareAd agreed, within eighteen months after the completion of the exchange offer and subject to certain conditions, to file a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission registering any of the shares not distributed, and the Company has agreed to sell such shares. The Company has agreed that CareAd's Board of Directors will hold all voting rights of the shares until final disposition.

Operating results of the discontinued operations of CareAd for fiscal 1994 are:

Gross Revenue                                       $         --
Operating Expenses                                     3,370,771
                                                    ------------

  Net [Loss]                                        $ (3,370,771)
  ----------                                        ============

At October 31, 1994, the net assets of CareAd were:

Assets:
  Current                                           $  4,585,149
  Property and Equipment - Net                            75,340
  Goodwill                                             5,285,714
  Other Assets                                            38,002
                                                    ------------

  Total                                                9,984,205

Current Liabilities                                      551,545

  Net Assets                                        $  9,432,660
  ----------                                        ============

[22] Employee Benefit Plans

The Company adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable amount under the tax law. Employee contributions vest immediately. The plan does not require a matching contribution by the Company.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18
------------------------------------------------------------------------------


[23] Extraordinary Item

During fiscal 1996, the Company settled or renegotiated various notes payable resulting in a gain of $1,149,817. During fiscal 1995, the Company settled a note payable with a lump sum payment that resulted in a $228,485 gain. The Company also restructured debt that resulted in a $712,399 gain. There was no income tax effect on these transactions.

[24] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has suffered recurring losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management has taken the following steps to revise its operating and financial condition, which it believes are sufficient to provide the Company with the ability to continue in existence.

Effective March 1, 1997, DIS sold substantially all the assets of its ultrasound division and four of its hospital-based MRI sites to Diagnostic Health Services, Inc. ["DHS"] for approximately $25 million. Of the proceeds, $7.5 million was used to pay existing debt resulting in $16 million in cash, including a $2 million covenant not-to-compete split equally between DIS and PHS [See Note 2]. The Company will use a large portion of the cash proceeds to improve its working capital in fiscal 1997.

In Fiscal 1997, FDI has secured several agreements with new clients which will increase future receipts significantly. Both FDI and Radnet continue to aggressively pursue new contracts and improve cost structures at its existing centers and operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

[25] Subsequent Events [Unaudited]

Subsequent to year-end [as of June 6, 1997], the Company purchased an additional 1,095,663 shares of DIS common stock from various parties for an aggregate purchase price of $1,397,702, which was paid for in cash, bringing the Company's total ownership to approximately 68%.

Subsequent to October 31, 1996, the Company acquired 275,000 shares of PHS common stock and $459,000 face value of subordinated debentures for aggregate purchase prices of $112,716 and $259,553, respectively. The stock was not retired.

In March of 1997, the Company sold certain assets of DIS [See Note 2].

In March 1997,  subsequent to year-end,  Radnet acquired 100% of the outstanding
shares  of  Woodward  Park  Imaging,   Inc.  for  $200,000   including   assumed
liabilities.

[26] Deferred Compensation

In connection with DIS's acquisition of Advanced Diagnostic Imaging, L.P. ["ADI-LP"], DIS issued a stock purchase warrant to the general partner and radiologist of ADI-LP contingent upon the merger of DIS and IPS. The warrant was issued as consideration for certain liabilities due form ADI-LP to the general partner and radiologist which were assumed by DIS and in consideration for entering  into a 25- year  radiology  and  management  services  agreement.  The
Company has accounted for the amount attributable to the radiology and management services agreement as deferred compensation and is amortizing that amount as a charge to income over the term of the agreement.
                      .  .  .  .  .  .  .  .  .  .  .  .  .

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







                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.
Cranford, New Jersey
March 28, 1997

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------




                                                          Additions
                                           Balance at     Charged       Charged to     Deductions    Balance at
                                           Beginning       Against       Other          from         Close
                                           of Period       Income        Accounts[A]   Reserves      of Period

For the period ended October 31, 1996:
  Allowances [Deducted from Accounts
  Receivable Short-Term]                  $15,633,140    $40,161,614     $1,971,693   $39,380,024   $18,386,423
                                          ===========    ===========     ==========   ===========   ===========

Allowances [Deducted from Accounts
  Receivable Long-Term]                    $4,353,102    $17,212,120      $ 845,011   $15,538,352    $6,871,881
                                           ==========    ===========      =========   ===========    ==========

Amortization of Goodwill [See Note 6]      $  960,998     $1,170,025      $ 946,693    $       --    $3,077,716
                                           ==========     ==========      =========    ==========    ==========

Amortization of Other Intangibles
  [See Note 6]                             $       --     $   93,378      $1,078,939   $       --    $1,172,317
                                           ==========     ==========      ==========   ==========    ==========



[A]  Addition due to acquisitions.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                      Additions
                                       Balance at      Charged      Charged to    Deductions   Balance at
                                       Beginning       Against       Other           from        Close
                                       of Period       Income       Accounts [A]   Reserves    of Period

For the period ended October 31, 1995:
  Allowances [Deducted from Accounts
  Receivable Short-Term]               $11,786,427   $32,177,329   $  72,022    $28,402,638   $15,633,140
                                       ===========   ===========   =========    ===========   ===========

Allowances [Deducted from Accounts
  Receivable Long-Term]                 $5,051,326   $11,361,928   $  25,431    $12,085,583    $4,353,102
                                        ==========   ===========   =========    ===========    ==========

Amortization of Goodwill [See Note 4]   $6,947,819    $3,851,567   $      --    $9,838,388     $  960,998
                                        ==========     ==========  =========    ==========     ==========

Amortization of Other Intangibles
  [See Note 4]                          $  326,113    $  193,780   $      --    $  519,893     $       --
                                        ==========    ==========   =========    ==========     ==========



[A]  Addition due to acquisitions.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                      Additions
                                    Balance at Charged   Charged to Deductions  Balance at
                                    Beginning  Against    Other        from       Close
                                    of Period  Income   Accounts [A] Reserves    of Period

For the period ended October 31, 1994:
  Allowances [Deducted from Accounts
  Receivable Short-Term]               $10,935,736   $24,852,187    $  81,958   $24,083,454   $11,786,427
                                       ===========   ===========    =========   ===========   ===========

Allowances [Deducted from Accounts
  Receivable Long-Term]                 $4,650,427   $10,650,937    $  35,125   $10,285,163    $5,051,326
                                        ==========   ===========    =========   ===========    ==========

Amortization of Goodwill [See Note 4]   $,361,173    $2,608,074     $      --   $   21,428     $6,947,819
                                        =========    ===========    =========   ==========     ==========

Amortization of Other Intangibles
  [See Note 4]                          $  354,489    $  243,224    $      --   $  271,600     $  326,113
                                        ==========    ==========    =========   ==========     ==========



[A]  Addition due to acquisitions.

                                      PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the directors and those executive officers of the Company performing a policy-making function for PHS as of May 15, 1997:

Name                     Age     Director or
                                Officer Since    Position with Company

Howard G. Berger, M.D.*  52          1992  President, Treasurer, Chief Executive
                                             and Financial Officer, and Director

Norman R. Hames          40          1996   Vice President, Chief Operating
                                             Officer and Director

Jaana Shellock*          35          1996   Secretary and Director

--------
       *Member of the Stock Option Committee

         The following is a brief account of the business experience of each PHS director and executive officer during the past five years.

         Howard G. Berger, M.D. was elected a director of PHS in July 1992 and in September 1996 was appointed President and Chief Executive Officer of PHS. Dr. Berger is the owner of BRMG which supplies the medical services at a number of the Company's imaging centers. Dr. Berger has been principally engaged since 1987 in the same capacities for the predecessor entities. See Item 13.

         Norman R. Hames was appointed as an officer and director in 1996. Mr. Hames, a founder of Diagnostic Imaging Services, Inc. has since 1986, served as the president and a director of that entity.

         Jaana Shellock was appointed an officer and director in 1996.
Ms. Shellock has, since 1989, served as the president and a director of Future Diagnostics, Inc.

         Steven R. Hirschtick [age 50] was employed as Senior Vice President and General Counsel of RadNet since November 1, 1993. In September 1995, Mr. Hirschtick executed an employment agreement to serve as General Counsel and Senior Vice President of PHS. Mr. Hirschtick was a founding partner and senior attorney for more than the preceding five years of the Southern California based law firm of Hirschtick, Chenen, Cohen & Linden specializing in healthcare law. Mr. Hirschtick holds B.S. and J.D. degrees from the University of Illinois.

         Michael J. Krane, M.D. [age 53] is the vice president and director of medical operations at RadNet. Dr. Krane has been principally engaged since 1987 in the same capacities for the predecessor entities.

         None of the Company's directors serve as directors of any other corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act, except Dr. Berger and Mr. Hames who serve as officers and directors of Diagnostic Imaging Services, Inc. Furthermore, none of the events described in Item 401(f) of Regulation S-K involving a director or an executive officer of the Company occurred during the past five years.

         The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 1996, while the Board of Directors held numerous meetings, they took board action by unanimous written consent, which was done on six occasions. All directors were present and participated in all such actions.

         The Board of Directors intends to establish an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors, and a compensation committee, which makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company.

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1996, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were complied with.

Item 11. Executive Compensation

         The following table sets forth information concerning the compensation earned during the three years ended on October 31, 1996 by any individual serving as the Company's Chief Executive Officer at any time during fiscal 1996 and by any other executive officer of the Company who earned at least $100,000 during fiscal 1996.

                             SUMMARY COMPENSATION TABLE

                     Annual Compensation(1)    Long-Term Compensation

                                                      Other   Securities Restricted
Name and                 Year Ended                   Annual  Underlying   Stock       LTIP     All Other
Principal Position         10/31   Salary($)  Bonus($) Comp.($)Options(#)  Awards($) Pay-outs($)Comp($)

Herman Rosenman            1996    $194,351  $  --      --    $    --          --        --     $297,917
Chief Executive Officer
[until 9/1/96]             1995    $269,712     --      --     400,000     100,000(2)    --          --

                           1994    $137,550     --      --     200,000          --       --          --

Howard G. Berger, M.D.     1996     $75,000     --      --          --          --       --          --
Chief Executive Officer
[beginning 9/1/96]

Steven R. Hirschtick       1996    $275,000     --      --          --          --       --          --
Senior Vice President and
General Counsel            1995    $320,000     --      --     400,000(3)       --       --          --

                           1994    $320,000     --      --     100,000(2)       --       --          --

Jaana Shellock             1996    $194,000     --      --     500,000(3)       --       --          --
Vice President

Michael J. Krane, M.D.     1996    $103,846     --      --          --          --       --          --
Vice President


(1) The dollar value of perquisites and other personal benefits, if any, for each of the named executive officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2) In connection with renegotiation of employment contracts, the employee was granted the options and the right to purchase 100,000 shares of PHS common stock at par [$.01 per share]. The purchase was effected on October 17, 1995. On said date, the Closing Bid and Closing Asked prices for PHS common stock in the over-the-counter market according to the National Quotation Bureau were $.09 and $.11 respectively.

(3) At the date of the awards, the Closing Bid and Closing Asked prices for the PHS common stock in the over-the counter market according to the National Quotation Bureau was, as to Mr. Hirschtick's option, $.14 and $.16 and as to Ms. Shellock's option was $.11 and $.135.

Employment Contracts

         PHS and Herman Rosenman executed a three-year employment agreement effective May 2, 1994 pursuant to which Mr. Rosenman was employed as president and chief executive officer of RadNet at an annual salary of $275,000. On July 21, 1995, the PHS board of directors authorized an extension of Mr. Rosenman's employment agreement, granted him five-year options exercisable to purchase an aggregate 400,000 shares of common stock at $.125 per share and also agreed, assuming execution of an acceptable extension of his employment agreement, to sell him 100,000 shares of PHS common stock at par [$.01 per share]. On July 21, 1995, the Closing Bid and Closing Asked Prices for PHS common stock in the over-the-counter market according to the National Quotation Bureau were $.09375 and $.15625 respectively. On September 14, 1995, Mr. Rosenman and PHS executed a first amendment to his employment agreement extending the term to October 31, 2000. On October 17, 1995, Mr. Rosenman purchased the 100,000 shares of PHS common stock at par. On said date, the Closing Bid and Closing Asked Prices for PHS common stock in the over-the-counter market according to the National Quotation Bureau were $.09 and $.11 respectively. On September 1, 1996, the agreement was terminated. In connection therewith, the Company paid Mr. Rosenman $297,917 as severance compensation.

         Drs. Berger and Krane each executed a five-year employment agreement as of June 12, 1992 with RadNet to serve as President and chief executive officer and as Vice President and Director of Medical Operations, respectively, at annual salaries of $100,000. Each employment agreement may be terminated by the employee after two years on 30 days prior notice and contains certain restrictive covenants designed to prevent the employee from competing with RadNet's business prior to the later of termination of employment or June 11, 1997. In addition, each was granted options to purchase an aggregate 762,500 shares of PHS Common Stock at an exercise price of $8.00 per share at any time during the five-year period commencing June 12, 1992. On October 13, 1993, the board of directors authorized the reduction in the number of these options and a reduction in the exercise price. Dr. Berger and Dr. Krane each subsequently agreed to the assignment of 200,000 of these options to Steven R. Hirschtick thereby reducing the ownership of each to options to purchase an aggregate 281,250 shares of PHS Common Stock at an exercise price of $3.50 per share. In July 1995, in connection with an extension of his employment contract with RadNet through July 14, 1999, Dr. Krane's options were canceled. In April 1996, Dr. Krane's contract was revised to provide for annual compensation of $250,000 with its term ending June 11, 1999. Dr. Berger is also paid substantial amounts for his services by BRMG of which he is the sole owner [See "Item 13"].

         RadNet and Steven R. Hirschtick had executed an employment agreement effective November 1, 1993 through October 31, 1997, employing Mr. Hirschtick as RadNet's Senior Vice President and General Counsel at an annual salary of $320,000. On July 21, 1995, the PHS board of directors authorized a new employment agreement for Mr. Hirschtick, granted him five-year options exercisable to purchase an aggregate 400,000 shares of common stock at $.125 per share and also agreed, assuming his execution of a new employment contract on acceptable terms, to sell him 100,000 shares of PHS common stock at par [$.01 per share]. On July 21, 1995, the Closing Bid and Closing Asked Prices for PHS common stock in the over-the-counter market according to the National Quotation Bureau were $.09375 and $.15625 respectively. On September 14, 1995, PHS and Mr. Hirschtick executed a new employment agreement, superseding the November 1, 1993 agreement with RadNet and employing Mr. Hirschtick as General Counsel and Senior Vice President of PHS. The term of the new agreement commenced on November 1, 1995 and expires on October 31, 2000. The new agreement provides for an annual salary of $275,000. In connection with the new agreement and the grant of the new options, Mr. Hirschtick purchased the 100,000 shares of PHS common stock at par. On said date, the Closing Bid and Closing Asked Prices for PHS common stock in the over-the-counter market according to the National Quotation Bureau were $.09 and $.11 respectively.

         Norman Hames has an employment agreement with Diagnostic Imaging Services, Inc. ending in 2001 whereby he serves as president of that company and receives annual compensation of $150,000.

Stock Options

         The following table indicates options granted during the fiscal year ended October 31, 1996 to each person who served as chief executive officer of PHS during such year and to each PHS executive officer, or chief executive officer of a PHS subsidiary, who earned at least $100,000 in compensation during such year.

                          Option Grants in Last Fiscal Year

                                                           Potential Realizable
                              % of Total Exercise            Values at Assumed
                            Options GrantedPrice              Annual Rates of
                    Options to Employees in Per   ExpirationStock Appreciation
Name                Granted   Fiscal Year  Share     Date   for Option Term(1)
                                                              5%         10%

Jaana Shellock     500,000       35%       $ .15   11/13/00 $414,423    $457,883
Steven R.Hirschtick400,000       28%       $.125   10/31/00 $276,281    $305,255

    (1) At October 31, 1996, the market price for PHS Common Stock in the over-the-counter market was $.40 per share based upon the mean between the closing bid and closing asked prices on such date. Assumes appreciation at the stated rates in the market price for PHS Common Stock. The options will have no value unless, and then only to the extent that the market price for PHS Common Stock appreciates from the grant date to the exercise date.

         No options were exercised during fiscal 1996. At October 31, 1996, the Company had an Incentive Stock Option Plan in force. Under the Plan, an aggregate 2,000,000 shares of Common Stock were reserved for issuance upon exercise of outstanding incentive stock options held by 12 Company employees at exercise prices ranging from $.125 to $3.50 per share.

         In connection with 400,000 options previously outstanding to Herman Rosenman, the Company's former president, these options were canceled and the Company purchased 400,000 shares of its common stock for Mr. Rosenman as part of his severance package [see "Employment Contracts"].

         The following table indicates the outstanding options held at October 31, 1996 by the individuals named in the Summary Compensation Table. All of such options were exercisable at such date.

                                                           Value of Unexercised
                           Number of Unexercised           In-The-Money Options
Name                    Options at Fiscal Year-End        at October 31, 1996(1)
----                    --------------------------        ----------------------

Howard G. Berger, M.D.            281,250                       $     --(2)
Steven R. Hirschtick              400,000                       $  110,000
Jaana Shellock                    500,000                       $  125,000
---------------
    (1)Based upon the difference between the market price for PHS common stock in the over-the-counter market on October 31, 1996 [the mean between the closing bid price and the closing asked price] and the option exercise price.

    (2) The option exercise price exceeds the share market price.

Director Compensation

         Directors do not receive a fee for their services as a director.

Compensation Committee Interlocks and Insider Participation

         During fiscal 1996 all executive compensation has been determined by the three member board of directors of PHS, Howard G. Berger, M.D., Norman Hames and Jaana Cohan. In addition, no individual who served as an executive officer of the Company during fiscal 1996, served during fiscal 1996 on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on the board of directors of the Company, except that Howard G. Berger, M.D., chairman and president of RadNet and Norman Hames, vice president and a director of the Company serves as a director and as president and a director of Diagnostic Imaging Services, Inc., respectively. See "Summary Compensation Table" and "Stock Options" herein in this Item 11 and Item 13 herein as to transactions involving the Company and Dr. Berger.


Item 12. Security Ownership of Certain

         Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of PHS Common Stock as of May 15, 1997, by (i) each holder known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each of the Company's directors and executive officers [including officers listed in the Summary Compensation Table] as a group. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of PHS Common Stock outstanding at such date and all shares of Common Stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

Name of                   Shares of Common Stock
Beneficial Owner           Beneficially Owned(1)         Percent of Class

Howard G. Berger, M.D.*        13,088,478(2)                   23.2%

Jaana Shellock*                   500,000(3)                    **

Norman Hames*                   2,807,350(4)                   5.0%

The Family Investment Trust     4,000,000(5)                   7.1%
340 North Avenue
Cranford, New Jersey 07016

Michael J. Krane, M.D.          2,216,228                      3.9%

Steven R. Hirschtick*             544,900(6)                    **

All directors and executive officers of
the Company as a group [five persons]19,156,956(7)             33.9%
-----------
         *The address of all of the Company's officers and directors is c/o the Company, 1516 Cotner Avenue, Los Angeles, California 90025.

         **Less than 1%

         (1) Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

         (2)Includes 281,250 shares issuable upon exercise of options at an exercise price of $3.50 per share and 86,000 upon conversion of PHS outstanding convertible debentures convertible at $10 per share. On June 5, 1995, Howard G. Berger, M.D. president and a director of PHS consummated the purchase of 10,000,000 shares of PHS' common stock from Robert E. Brennan, PHS' then principal shareholder. In connection with the purchase, John J. Petillo, the former chairman as well as the former chief executive officer of PHS, waived his rights to vote the shares pursuant to an irrevocable proxy previously granted by Mr. Brennan. The purchase price for the shares was $.14 per share or $1,400,000 in the aggregate consisting of (a) a $300,000 cash payment paid by Dr. Berger using personal funds, (b) Dr. Berger's five-year 8% promissory note in the principal amount of $700,000 and (c) the assignment by Dr. Berger of rights to receive 2,466,228 shares of CareAd Common Stock upon the Distribution of same. Mr. Brennan also has the right to receive additional payments based upon future market prices for PHS' common stock equal to 25% of the difference between the market price for the shares sold and the initial $.14 purchase price per share, payable at various times over a nine-year period. As Dr. Berger was granted the right to make "additional payments" in cash or in shares of PHS' common stock [or combination thereof], Mr. Brennan was granted certain rights to register any stock so transferred to him as additional payments under the Securities Act of 1933, at PHS' expense, so as to permit the public offer and sale of such shares.

         After the purchase, Dr. Berger was the beneficial owner of 12,720,975 shares representing approximately 32% of PHS' common stock. By virtue of his stock ownership and the fact that he is a director and an executive officer of PHS and chairman of RadNet, Dr. Berger may be deemed the controlling person of PHS.

         (3)Represents options exercisable at $.15 per share.

         (4)Represents options exercisable at $.60 per share.

         (5)These 4,000,000 shares are issuable upon exercise of Warrants at an exercise price of $3.50 per share owned by The Family Investment Trust, a trust established by Robert E. Brennan, the beneficiaries of which are his three adult sons. Mr. Brennan is a former principal stockholder of the Company who in June 1995, sold the bulk of his holdings of PHS common stock [10,000,000 shares] to Howard G. Berger, M.D. [See Footnote 2 herein above] Mr. Brennan's brother, Henry F. Brennan III, is the sole Trustee of The Family Investment Trust with sole voting and investment power with respect to such Warrants and the underlying shares. Robert E. Brennan disclaims beneficial ownership with respect to these Warrants and the underlying shares.
         (6)Includes 400,000 shares issuable upon exercise of options at an exercise price of $.125 per share.

         (7)See the above footnotes. Includes 12,716,128 shares owned of record and 6,440,828 shares issuable upon exercise of presently exercisable options.

         As a result of his stock ownership and his positions as president and a director of the Company, Howard G. Berger, M.D. may be deemed to be the controlling person of the Company.

Item 13. Certain Relationships and Related Transactions

         Howard G. Berger, M.D. [see "Items 10 and 12"] is the sole stockholder of Beverly Radiology Medical Group, Inc. ["BRMG"] which has executed a Management and Service Agreement with RadNet and DIS pursuant to which it supplies the medical services at most of the Company's imaging centers and the DIS Thousand Oaks, Corona and Riverside imaging centers and Temecula Oncology Center [see "Item 1] through 2002. In April 1996, the Company renegotiated the Agreement with BRMG whereby the management fees paid to the Company by BRMG were increased from 79% of collections to 81% in consideration of the
  Company's payment to BRMG of $1,100,000.The amount paid was determined based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement of the increased percentage to be received by the Company. In fiscal 1996, Dr. Berger was paid $292,500 and Dr. Krane was paid $125,000 by BRMG.

         See Footnote 2 herein above as to Dr. Berger's purchase of 10,000,000 shares of PHS common stock from Robert E. Brennan in June 1995 and in connection therewith, the grant to Mr. Brennan of rights to register certain of these shares under the Securities Act of 1933, at PHS' expense, to the extent Dr. Berger transfers any such shares back to Mr. Brennan. See Item 11 herein as to Dr. Berger and Dr. Krane's employment agreements with RadNet.

         At October 31, 1995 Howard G. Berger and Michael J. Krane [see "Item 12"] were each indebted to PHS in the amount of $1,500,000 based on loans extended to Drs. Berger and Krane at the time of the Company's acquisition of RadNet in June 1992. In April 1996, Dr. Krane discharged his obligation by paying the Company $1,400,000 and agreeing to renegotiate his employment contract with the Company to provide for reduced compensation and a reduced time commitment. Dr. Berger, in August 1996, paid $500,000 against his obligation. In consideration of the early payment the remaining one million dollars was discounted to $899,143 to be due and payable in February 1998.

         In September and October 1995, PHS advanced an aggregate $87,500 in interest free loans to Dr. Berger which was repaid during fiscal 1996

         On August 1, 1996, the Company acquired from Norman Hames, [not then an officer or director of the Company] all of his common stock and warrants to purchase shares of common stock of Diagnostic Imaging Services, Inc., a Delaware corporation [3,042,704 shares] which then represented 21.6% of the outstanding shares of that entity in exchange for five year warrants to purchase 3,000,000 shares of the Company's common stock at $.60 per share as well as the Company's five year promissory note, payable interest only annually at 6.58% for $2,304,292 and a second Company promissory note, all due in five years plus interest at 10% for $144,570.

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)Financial Statements - The following financial statements are filed herewith:

                                                                        Page No.

 Independent Auditors Report........................................  F-1

 Consolidated Balance Sheets........................................  F-2...F-3

 Consolidated Statements of Operations..............................  F-4...F-5

 Consolidated Statements of Stockholders' Equity [Deficit]..........  F-6

 Consolidated Statements of Cash Flows..............................  F-7...F-9

 Notes to Consolidated Financial Statements.........................  F-10..F-27

         Schedules - The Following financial statement schedules are filed herewith:

 Independent Auditor's Report on Supplemental Schedule..............  S-1

 Schedule II - Valuation and Qualifying Accounts....................  S-2...S-4

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      (b)Exhibits - The following exhibits are filed herewith or incorporated by reference herein:

                                                                Incorporated by
Exhibit No.   Description of Exhibit                              Reference to

3.1.1        Certificate of Incorporation as amended                       (A)

3.1.2        November 17, 1992 amendment to the Certificate of Incorporation(A)

3.2          By-laws

4.1          Form of Common Stock Certificate                             (AA)

4.2 Form of Indenture between Registrant and American Stock Transfer and Trust Company as Incorporated by Indenture Trustee with respect to the 10% Series A Convertible Subordinated Debentures due 2003(B)

4.3          Form of 10% Series A Convertible Subordinated Debenture Due 2003
             [Included in Exhibit 4.2]                                     (B)

10.1 Agreement and Plan of Reorganization, dated as of April 30, 1992 by and among PHS, CCC Franchising Acquisition Corp. II ["New RadNet"], RadNet Management, Inc., Beverly Hills MRI, Dr. Berger and
             Dr. Krane                                                     (C)

10.2         Partnership Purchase Agreement, dated as of April 30, 1992 by and
             among PHS, New RadNet and Dr. Berger and Dr. Krane            (C)

10.3 Promissory Note dated June 12, 1992 ["Purchaser Note"] issued by New RadNet in the principal amount of $10,000,000 payable to
             Dr. Berger ["Purchaser Note"].  [An identical note payable to
             Dr. Krane was issued to him.]                                  (C)

10.4         PHS Guarantee, dated as of June 12, 1992, of payment of the
             Purchaser Notes                                                (C)

10.5 Stock Pledge Agreement, dated as of June 12, 1992 pursuant to which PHS as pledgor pledged the outstanding capital stock of New RadNet
             to Drs. Berger and Krane to secure its guarantee               (C)

10.6 Secured Promissory Note, dated June 12, 1992 ["Sellers' Note"] issued by Drs. Berger and Krane, jointly in the principal amount of
             $6,000,000 payable to New RadNet                               (C)

10.7 Stock Pledge Agreement dated as of June 12, 1992 pursuant to which Drs. Berger and Krane as pledgors pledged the 5,000,000 shares of PHS Common Stock issued to them in the acquisition, to PHS to
             secure repayment of the Sellers' Note                          (C)

10.8         Employment Agreement dated as of June 12, 1992 between New
             RadNet and Howard G. Berger. [Dr. Krane executed a substantially identical employment agreement with New RadNet on said date.] (C)

10.10        Employment Agreement dated as of May 2, 1995 between PHS and Herman
             Rosenman [to serve as chief executive officer of New RadNet]   (D)

10.11        Asset Purchase Agreement dated as of October 1, 1994 between the
             Tower Group and RadNet Sub                                     (D)

10.12        Management Agreement dated as of October 1, 1994 between the Tower
             Group and RadNet Sub                                           (D)

10.15 Stock Purchase Agreement dated as of November 9, 1993 for the acquisition of Advantage Health Systems, Inc. ["AHS"] between PHS,
             John T. Lincoln and Paul G. Shoffeitt                          (D)

10.16        Employment Services Agreement dated November 9, 1993 between
             AHS and Paul G. Shoffeitt [John T. Lincoln executed a similar
             employment services agreement with AHS on the same date]       (D)

10.17        Deposit Agreement for stock dividend of CareAd common stock dated
             October 31, 1994 and Midlantic bank, N.A., PHS and CareAd      (D)

10.18        Separation Agreement dated January 31, 1995 between PHS and
             CareAd                                                         (D)

10.19        Separation Agreement dated April 20, 1995 between PHS and CareAd(E)

10.20        Stock Purchase Agreement made as of June 2, 1995 among PHS,
             CareAd, Howard G. Berger and Robert E. Brennan                 (E)

10.21 Medical Receivable Purchase and Sale Agreement made as of July 31, 1995 between Bristol A/R and Primedex Corporation [relating to the sale of the Primedex Corporation portfolio of workers' compensation
             receivables]                                                   (F)

10.22        Employment Agreement dated as of September 14, 1995 between
             PHS and Steven R. Hirschtick                                   *

10.23 First Amendment dated September 14, 1995 between PHS and Herman Rosenman [consented to by RadNet], to Employment Agreement dated as of May 2, 1994 between PHS and Herman Rosenman *

10.24        Incentive Stock Option Agreement dated as of July 21, 1995
             between PHS and Steven R. Hirschtick                           *

10.25        Stock Purchase Agreement dated as of November 14, 1995 among
             PHS, RadNet Managed Imaging Services, Inc. ["RMIS"], Future Diagnostics, Inc. ["FDI"] and the shareholders of FDI relating to
             the purchase by RMIS of all of the outstanding stock of FDI    *

10.26        Securities Purchase Agreement dated March 22, 1996, between the
             Company and Diagnostic Imaging Services, Inc.                  *

10.27        Stockholders Agreement by and among the Company, Diagnostic
             Imaging Services, Inc. and Norman Hames                        *

10.28        Securities Purchase Agreement dated June 18, 1996 between the
             Company and Norman Hames                                       *
------------------
   (A) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-1 [File No. 33-51870].
   (AA) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File 33- 73150].
   (B) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File No. 33-59888].
   (C) Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992. (D) Incorporated by reference to exhibit filed with PHS' annual report on Form 10-K for the year ended
October 31, 1994.
   (E) Incorporated by reference to exhibit filed with PHS' Form 8-K report for June 5, 1995. (F) Incorporated by reference to exhibit filed with PHS' Form 8-K report for August 4, 1995.
   (*)Filed by hardcopy.

   22     Subsidiaries               PHS % Ownership     State of Incorporation
   --     ------------               ---------------     ----------------------

            RadNet Management, Inc.              100%              California
            RadNet Managed Imaging Services, Inc.                  California
            RadNet Sub, Inc.                      (a)              California
            Future Diagnostics, Inc.              (b)              California
            Diagnostic Imaging Services, Inc.     68%              Delaware
---------------
      (a)Wholly-owned subsidiary of RadNet Management, Inc.
      (b)Wholly-owned subsidiary of RadNet Managed Imaging Services, Inc.

      PHS also owns approximately 19% of the outstanding common stock of Viromedics, Inc. a Delaware corporation and approximately 4% of the outstanding common stock of CareAdvantage, Inc., a Delaware corporation.

      (c) Reports on Form 8-K - During the quarter ended October 31, 1996, PHS did not file any report on Form 8-K.

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

[Registrant]                                    PRIMEDEX HEALTH SYSTEMS, INC.


Date: June 16, 1997
                                     Howard G. Berger, M.D., President,
                                     Treasurer and Principal Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By
      Howard G. Berger, M.D.

Date : June 16, 1997



By
      Jaana Shellock

Date : June 16, 1997



By
      Norman Hames

Date: June 16, 1997