Form 10-K/A
period 1996-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1997-08-15
CIK 790526

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   ---------

                                  FORM 10-KA
                                Amendment No. 1

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

10.1 Agreement and Plan of Reorganization, dated as of April 30, 1992 by and among PHS, CCC Franchising Acquisition Corp. II
             ["New RadNet"],RadNet Management, Inc., Beverly Hills MRI,
             Dr. Berger and Dr. Krane(C)

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

10.10 Employment Agreement dated as of May 2, 1995 between PHS and Herman Rosenman [to serve as chief executive officer of New RadNet](D)

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

10.26        Securities Purchase Agreement dated March 22, 1996, between the
             Company and Diagnostic Imaging Services, Inc.                  *

10.27        Stockholders Agreement by and among the Company, Diagnostic
             Imaging Services, Inc. and Norman Hames                        *

10.28        Securities Purchase Agreement dated June 18, 1996 between the
             Company and Norman Hames                                       *
------------------
   (A) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-1 [File No. 33-51870].
   (AA) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File 33- 73150].
   (B) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File No. 33-59888].
   (C) Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992. (D) Incorporated by reference to exhibit filed with PHS' annual report on Form 10-K for the year ended
October 31, 1994.
   (E) Incorporated by reference to exhibit filed with PHS' Form 8-K report for June 5, 1995. (F) Incorporated by reference to exhibit filed with PHS' Form 8-K report for August 4, 1995.
   (*)  Filed herewith.