Form 10-Q
period 1997-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1997-08-18
CIK 790526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended      January 31, 1997    Commission File Number 0-19019

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

                              Yes         No   X

 Number of shares outstanding of the issuer's common stock, as of July 31, 1997 was 38,607,260.


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                          January 31,   October 31,
                                                            1 9 9 7       1 9 9 6
                                                          [Unaudited]

Assets:
Current Assets:
  Cash and Cash Equivalents                              $    176,015  $    151,870
  Accounts Receivable - Net                                18,373,172    19,751,419
  Unbilled Receivables                                        799,577       532,138
  Due from Related Party                                      101,340       100,333
  Other                                                     1,148,930       826,826
                                                         ------------  ------------

Total Current Assets                                       20,599,034    21,362,586
                                                         ------------  ------------

Property, Plant and Equipment - Net                        39,006,661    38,737,846
                                                         ------------  ------------

Other Assets:
  Accounts Receivable - Net                                 5,717,847     6,104,012
  Due from Related Parties                                    917,246       899,143
  Goodwill - Net                                           28,597,056    31,821,606
  Other                                                     5,670,129     7,005,979
                                                         ------------  ------------

  Total Other Assets                                       40,902,278    45,830,740
                                                         ------------  ------------

  Total Assets                                           $100,507,973  $105,931,172
                                                         ============  ============



See Notes to Consolidated Financial Statements.




PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                          January 31,   October 31,
                                                            1 9 9 7       1 9 9 6
                                                          [Unaudited]

Liabilities and Stockholders' Deficit:
Current Liabilities:
  Cash Overdraft                                         $    864,913  $    250,792
  Accounts Payable                                          7,468,036     5,743,410
  Accrued Expenses - Current                                7,284,276     7,619,634
  Notes and Leases Payable - Current                       27,727,168    28,200,547
  Accrued Estimated Closing Costs - Current                   144,080       157,092
  Accrued Restructuring Costs                                 737,373       895,622
  Due to Related Party                                         88,567        88,567
  Other                                                     1,049,719     1,033,571
                                                         ------------  ------------

  Total Current Liabilities                                45,364,132    43,989,235
                                                         ------------  ------------

Long-Term Liabilities:
  Subordinated Debentures Payable                          25,658,951    25,829,000
  Notes and Leases Payable                                 58,460,520    57,199,989
  Accrued Expenses                                          1,653,194     2,435,283
                                                         ------------  ------------

  Total Long-Term Liabilities                              85,772,665    85,464,272
                                                         ------------  ------------

Commitments and Contingencies                                      --            --
                                                         ------------  ------------

Minority Interest                                           1,253,345     1,338,979
                                                         ------------  ------------

Stockholders' Deficit:
  Common Stock - $.01 Par Value, 100,000,000 Shares
   Authorized, 40,232,260 Shares Issued and 38,932,260
   Shares Outstanding at January 31, 1997 and
   October 31, 1996.                                          402,322       402,322

  Paid-in Capital                                          99,411,150    99,411,150

  Deferred Compensation - Net                                      --      (788,025)

  Retained Earnings [Deficit]                            (131,213,914) (123,405,034)
                                                         ------------  ------------

  Totals                                                  (31,400,442)  (24,379,587)
  Less: Treasury Stock - 1,300,000 Shares - At Cost          (481,727)     (481,727)
                                                         ------------  ------------

  Total Stockholders' Deficit                             (31,882,169)  (24,861,314)
                                                         ------------  ------------

  Total Liabilities and Stockholders' Deficit            $100,507,973  $105,931,172
                                                         ============  ============


See Notes to Consolidated Financial Statements.




PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                  January 31,
                                                             1 9 9 7       1 9 9 6
                                                             -------       -------

Revenue:
  Revenue                                                 $31,838,043   $25,759,120
  Less: Allowances                                         14,200,921    11,919,669
                                                          -----------   -----------

  Net Revenue                                              17,637,122    13,839,451
                                                          -----------   -----------

Operating Expenses:
  Operating Expenses                                       14,927,388    11,371,867
  Depreciation and Amortization                             2,377,779     1,169,931
  Provision for Bad Debts                                     572,542       313,359
  Impairment Loss of Long-Lived Assets                      4,953,783            --
                                                          -----------   -----------

  Total Operating Expenses                                 22,831,492    12,855,157
                                                          -----------   -----------

  [Loss] Income from Operations                            (5,194,370)      984,294
                                                          -----------   -----------

Other [Expenses] and Revenue:
  Interest Expense                                         (2,660,008)   (1,649,166)
  Interest Income                                              53,056       109,750
  Other Income [Expense]                                      134,933       278,594
                                                          -----------   -----------

  Total Other [Expenses]                                   (2,472,019)   (1,260,822)
                                                          -----------   -----------

  [Loss] Before Income Taxes, Minority Interest in
   [Income] of Subsidiaries and Extraordinary Item         (7,666,389)     (276,528)

Provision for Income Taxes                                         --            --

Minority Interest in [Income] of Subsidiaries                (142,491)      (68,766)
                                                          -----------   -----------

  [Loss] Before Extraordinary Item                         (7,808,880)     (345,294)

Extraordinary Item - Gain from Extinguishment of Debt              --       181,350
                                                          -----------   -----------

  Net [Loss]                                              $(7,808,880)  $  (163,944)
                                                          ===========   ===========

[Loss] Per Share:
  Loss Before Extraordinary Item                          $      (.20)  $      (.01)
  Extraordinary Item                                               --          (.01)
                                                          -----------   -----------

  Net [Loss] Per Share                                    $      (.20)  $        --
                                                          ===========   ===========

  Weighted Average Common Shares Outstanding               38,932,260    39,729,021
                                                          ===========   ===========


See Notes to Consolidated Financial Statements.

                                         3


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------


                                                                                                       Total
                                        Common Stock                                    Retained     Stockholders'
                                      Number of Par Value  Treasury Paid-in   Deferred   Earnings       Equity
                                      Shares    Amount      Stock   Capital Compensation [Deficit]     [Deficit]

Balance - November 1,
  1996                             40,232,260 $402,322 $(481,727) 99,411,150  (788,025)$(123,405,034) (24,861,314)

  Amortization of Deferred
    Compensation                        --       --      --        --            5,752   --               5,752

  Elimination of Deferred
    Compensation based on
    Discontinuance of Center            --     --      --          --            782,273 --               782,273

  Net [Loss] for the three
    months ended January 31,
    1997                                --       --      --        --            --        (7,808,880) (7,808,880)

                                   -------- -------- -------      ---------     ---------  ----------   ----------

Balance - January 31, 1997
  [Unaudited]                      40,232,260 $402,322 $(481,727) 99,411,150     --   $(131,213,914)  (31,882,169)
                                   =========== ======  ========= =============  ====  =============   ===========





See Notes to Consolidated Financial Statements.



PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                  January 31,
                                                              1 9 9 7      1 9 9 6
                                                              -------      -------

Cash Provided by [Used for] Continuing Operations          $ 1,467,992  $(2,113,434)

Cash [Used for] Discontinued Operations                        (13,011)    (430,000)
                                                           -----------  -----------

  Net Cash - Operating Activities                            1,454,981   (2,543,434)
                                                           -----------  -----------

Investing Activities:
  Acquisitions - Net of Cash Acquired                          (66,936)          --
  Purchase of Property, Plant and Equipment                   (384,191)     (85,513)
  Proceeds - Sale of Equipment                                      --      245,000
  Sale of ImmunoTherapeutics                                        --      143,750
                                                           -----------  -----------

  Net Cash - Investing Activities                             (451,127)     303,237
                                                           -----------  -----------

Financing Activities:
  Cash Overdraft                                               614,121           --
  Principal Payments on Capital Leases and Notes Payable    (1,816,317)  (1,940,374)
  Proceeds from Short-Term Borrowings on Notes Payable         620,661    1,972,748
  Joint Venture Distribution                                  (228,125)     (50,000)
  Purchase of Treasury Stock                                        --     (337,723)
  Purchase of Treasury Bonds                                  (170,049)          --
                                                           -----------  -----------

  Net Cash - Financing Activities                             (979,709)    (355,349)
                                                           -----------  -----------

  Net Increase [Decrease] in Cash and Cash Equivalents          24,145   (2,595,546)

Cash and Cash Equivalents - Beginning of Periods               151,870    3,928,832
                                                           -----------  -----------

  Cash and Cash Equivalents - End of Periods               $   176,015  $ 1,333,286
                                                           ===========  ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $ 3,094,802  $ 1,360,997
   Income Taxes                                            $        --  $        --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Company entered into capital leases of approximately $1,694,251 and $575,000 for the three months ended January 31, 1997 and 1996, respectively. The Company acquired approximately $1,046,482 in net assets related to notes payable from DIS previously held in assets held for divestiture with a net book value of $0.

  During the three months ended January 31, 1997, the Company wrote-off $1,512,557 in net property and equipment, $2,875,293 in net goodwill and $782,273 in deferred compensation related to the future Parkside closure.

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


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

Significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 1996 as filed with the Securities and Exchange Commission.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended January 31, 1997 and 1996 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1996.

[3] Goodwill

The Company's goodwill as of January 31, 1997 is shown net of accumulated amortization of $3,238,750. In December 1996, the Company recognized a loss on disposal of the Company's Parkside facility and approximately $2,875,000 of related net goodwill was written off. Amortization expense for the three months ended January 31, 1997 was $417,526 compared to $244,556 for the three months ended January 31, 1996.

[4] Due to/from Related Party

The Company owes Norman Hames, C.O.O., approximately $90,000, without interest, for prior loans made by him to the Company's DIS subsidiary. The amount will be repaid within the fiscal year.

During fiscal 1996, the Company loaned $100,000 to a prior employee of the Company which will be repaid with 4% interest within two years.

The Company has a $1,000,000 loan receivable due from its President and C.E.O. in February 1998 discounted at 8%.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
------------------------------------------------------------------------------



[5] Litigation [Continued]

On June 4, 1997, the Company was served with a complaint entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc., a California professional corp. v. Primedex Health Systems, Inc., Diagnostic Imaging Services, Inc. and Diagnostic Health Services, Inc. filed in the Los Angeles Superior Court. The complaint alleges that the Company failed to properly pay to the plaintiff fees for performing professional services to which he was entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation and seeks damages for an unspecified amount in excess of $25,000. The complaint also alleges that by virtue of the investment by PHS in the Company and the sale of four of the Company's imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that the Company has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiff to convert a warrant for 319,488 shares of the Company's Common Stock exercisable at $.01 per share which plaintiff received in connection with the Company's acquisition of its Santa Monica facility to either $1,000,000 cash or stock with a market value of $1,000,000 at the election of the Company. The Company denies each and every allegation and intends to vigorously defend against the legal action.

[6] Discontinued Operations - Primedex Subsidiary

As of January 31, 1997, the Company has approximately $144,000 on its books for estimated closing costs related to its discontinued Primedex subsidiary.

[7] Acquisitions and Divestitures

As a result of a continuing deteriorating business climate and other business reasons at DIS's Santa Monica ["Parkside"] facility, on June 25, 1997, the Company tentatively determined to close substantially all of its operations at the facility on or about August 29, 1997. While the Company is considering alternatives to closing the center it is likely none will be found. Due to this decision, the Company recognized a loss in December 1996 of approximately $4,950,000; approximately $3,425,000 was recognized by DIS and approximately $1,525,000 was recognized by PHS with the write-off of related acquisition goodwill, and the reclassification of net assets related to the center as held for divestiture. Net assets held for divestiture are presented at carrying value which approximates fair value less costs to sell.

Effective January 1, 1997, the Company's DIS subsidiary opened its Scripps Chula Vista MRI L.P. ["SCV"] servicing patients in San Diego. SCV is a joint venture between the Company and Scripps Health.

[8] Capital Transactions

During the three months ended January 31, 1997, the Company purchased an additional 72,500 shares of DIS common stock for approximately $67,000. Subsequent to the quarter's end, as of July 31, 1997, the Company has purchased an additional 1,083,163 shares of DIS common stock for cash of approximately $1,400,000 increasing its total ownership to 7,885,970 shares, or approximately 69%.

During the three months ended January 31, 1997, the Company purchased 323,000 of its subordinated bond debentures for cash of approximately $170,000. The bonds have not been retired but will be by year-end. Subsequent to the quarter's end, the Company has purchased an additional 136,000 of its subordinated bond debentures for cash of approximately $90,000.

Subsequent to the quarter's end, the Company has purchased an additional 325,000 shares of its PHS common stock for cash of approximately $133,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
------------------------------------------------------------------------------




[9] Subsequent Events

Effective March 1, 1997, subsequent to quarter-end, DIS sold substantially all of the assets of its ultrasound division for approximately $9 million and sold substantially all of the assets of four of its hospital-based MRI facilities for approximately $16 million. The total proceeds of $25 million include a non-interest bearing receivable in the amount of $1.5 million to be received in three annual installments of $500,000 beginning in 1998 and approximately $2 million in ten-year covenants not-to-compete. Of the cash proceeds, $7.6 million was used to pay off existing DIS debt. The Company estimates its gain to be approximately $4.9 million on the sale.

In  March  1997,  subsequent  to  quarter-end,   Radnet  acquired  100%  of  the
outstanding shares of Woodward Park Imaging, Inc. in Fresno for $200,000 including assumed liabilities.

In late April 1997, Radnet opened Oxnard Imaging, a start-up operation in Ventura County.



                    .   .   .   .   .   .   .   .   .   .   .

Item 2:

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background

Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of January 31, 1997, which is accounted for using the cost method at $-0-.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutic, Inc. ["ITI"]. The Company owned approximately 19% of ITI and accounted for this investment using the cost method which was $-0-. In November of 1995, the investment was sold for $143,750.

As of January 31, 1992, the Company entered into an asset purchase agreement with Primedex Corporation ["PC"] for approximately $46,250,000. On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California workers' compensation industry. Accordingly, the operating results of this subsidiary were classified as a discontinued operation and the appropriate prior period amounts were restated. Effective August 1, 1995, substantially all of the assets of Primedex were sold to an unrelated party for approximately $9,448,000. The sale resulted in a loss of approximately $3,800,000.

As of April 30, 1992, the Company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the three months ended January 31, 1997 and 1996 reflect the operations and cash transactions of Radnet.

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

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Founded in 1989, FDI is a leading radiology management services organization providing network development and management along with diagnostic imaging cost containment and utilization review services. The statement of operations and cash flows for the three months ended January 31, 1997 and 1996 reflect the operations and cash transactions of FDI.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Background [Continued]

On March 25, 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 and acquired a five-year warrant to purchase an additional 1,521,739 shares of DIS stock at $1.60 per share. The $4 million was borrowed by the Company from a primary lending source. In addition, the Company established a five-year $1 million revolving line with DIS. During the four month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. Effective August 1, 1996, the Company issued a five-year promissory note for $3,252,046 and five-year warrants to purchase approximately 4,000,000 shares of PHS common stock at $.60 per share, to acquire an additional 3,252,046 shares of DIS common stock. The purchase  made  PHS the  majority  shareholder  in DIS  with  approximately  59%
ownership. In December 1996, an additional 72,500 shares of DIS common stock were acquired. In connection with the acquisitions, goodwill of $7,260,156 was recorded of which approximately $1,555,000 was written-off with the pending closure of Parkside [see "Note 7"]. The statements of operations and cash flows for the three months ended January 31, 1997 reflect the operations and cash transactions with DIS.

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

Results of Operations

The discussion of the results of continuing operations includes Radnet, PHS, Future Diagnostics, Inc. ["FDI"] and Diagnostic Imaging Services, Inc. ["DIS"] for the three months ended January 31, 1997. The discussion of the results of continuing operations includes Radnet, PHS and FDI for the three months ended January 31, 1996.

For the three months ended January 31, 1997, the Company had an operating loss from operations of approximately $240,000. For the three months ended January 31, 1996, the Company had operating income of approximately $985,000.

The Company realized net revenues of approximately $17,635,000 and $13,840,000 for the three months ended January 31, 1997 and 1996, respectively. During the three months ended January 31, 1997, Radnet realized net revenues of approximately $10,725,000, FDI realized net revenues of approximately $1,610,000 and DIS realized net revenues of approximately $5,300,000. For the three months ended January 31, 1996, Radnet realized net revenues of approximately $11,940,000 and FDI realized net revenues of approximately $1,900,000. The increases in net revenues were primarily attributable to the new DIS subsidiary.

The Company incurred operating expenses of approximately $22,831,000 and $12,855,000 for the three months ended January 31, 1997 and 1996, respectively. During the three months ended January 31, 1997, Radnet had operating expenses of approximately $10,345,000, PHS had operating expenses of approximately $2,199,000, FDI had operating expenses of approximately $1,360,000 and DIS had operating expenses of approximately $8,927,000. During the three months ended January 31, 1996, Radnet had operating expenses of approximately $10,475,000, FDI had operating expenses of approximately $1,690,000 and PHS had operating expenses of approximately $690,000.

For the three months ended January 31, 1997, the Company's total operating expenses consisted of approximately $6,785,000 in salaries and reading fees, $910,000 in radiology site costs, $1,540,000 in building and equipment rent, $2,375,000 in depreciation and amortization, $570,000 in provisions for bad debt, $5,695,000 of other general and administrative expenses and $4,950,000 attributable to the recognition of an impairment loss, pursuant to FASB 121, for the writedown of related property, plant and equipment, goodwill, deferred compensation and other intangible assets. For the three months ended January 31, 1996, the Company's total operating expenses consisted of approximately $5,130,000 in salaries and reading fees, $1,245,000 in radiology site costs, $1,045,000 in rent expenditures, $1,170,000 in depreciation and amortization, $310,000 in provisions for bad debt and $3,955,000 in other general and administrative expenses. The increases in 1997 operating expenses were primarily due to the new DIS subsidiary.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

For the three  months  ended  January  31,  1997 and 1996,  interest  income was approximately $53,000 and $110,000, respectively. For the three months ended January 31, 1997 and 1996, interest expense was approximately $2,660,000 and $1,650,000, respectively. Increases in interest expense were primarily attributable to the new DIS subsidiary, new notes and capital leases, and the increase in lines of credit balances from approximately $7,950,000 in January 1996 to approximately $14,650,000 in January 1997. DIS had approximately $3,910,000 outstanding under its line of credit as of January 31, 1997.

For the three months ended January 31, 1997, the Company incurred a disposal loss related to its DIS subsidiary's Parkside facility of approximately $950,000.

For the three months ended January 31, 1997 and 1996, other income was approximately $135,000 and $460,000, respectively. In the first quarter of 1996, PHS had a gain on the sale of ImmunoTherapeutics stock of approximately $144,000 an extraordinary gain on early extinguishment of debt of approximately $180,000.

For the three months ended January 31, 1997 and 1996, the Company had net losses from continuing operations of $(7,808,880) and $(163,944), respectively.

Liquidity and Capital Resources

Cash increased for the three months ended January 31, 1997 by $24,145. Cash decreased for the three months ended January 31, 1996 by $2,595,546.

Cash utilized for investing activities for the three months ended January 31, 1997 was $451,127. Cash generated from investing activities for the three months ended January 31, 1996 was $303,237. For the three months ended January 31, 1997 and 1996, the Company purchased property and equipment of approximately $385,000 and $85,000, respectively. For the three months ended January 31, 1996, the Company generated cash from the sale of equipment and the sale of ImmunoTherapeutics, Inc. of approximately $390,000.

Cash utilized for financing activities for the three months ended January 31, 1997 and 1996 was $979,709 and $355,349, respectively. The 1997 increase was primarily due to decreases in borrowings from external lines of credit. For the three months ended January 31, 1997 and 1996, the Company had proceeds from short-term borrowings and cash overdrafts of approximately $1,235,000 and $1,975,000, respectively.

At January 31, 1997, the Company had a net working capital deficit of $24,765,098 as compared to a working capital deficit of $22,626,649 at October 31, 1996, a decrease of $2,138,449. A primary reason for the decrease in working capital was the increase in accounts payable and cash overdrafts. Included in current liabilities as of January 31, 1997 are approximately $14,650,000 for the Company's three lines of credit.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources [Continued]

The Company's working capital needs are currently provided under three lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together, with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender hold a first lien on substantially all of Radnet's [Beverly Radiology's] and FDI's assets to secure repayment under this line of credit. The President and CEO of PHS has personally guaranteed $3,000,000 of the loans. In addition, the credit line is collateralized by a $5,000,000 life insurance policy on the president and CEO of PHS. At January 31, 1997, approximately $8,390,000 was outstanding under this line. Under a second line of credit due December 1997, the Company may borrow the lessor of 75% of the eligible accounts receivable, $4,000,000, or the prior 120-days' cash collections. Borrowing under this line are repayable with interest at an annual rate of the bank's prime rate plus 3- 1/2%. The credit line is collateralized by approximately 80% of the Tower division's [Radnet Sub, Inc.] accounts receivable. At January 31, 1997, approximately $2,350,000 was outstanding under this line.

Under the third line of credit, the Company may borrow the lesser of $4,000,000 or approximately 53% of DIS's eligible accounts receivable. At January 31, 1997, approximately $3,910,000 was outstanding under this line. The line originally due June 1997 was extended on a month-to-month basis by DVI Business Credit as long as interest payments are made and collateral is sufficient.

The Company's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $34,125,000, $18,195,000, $16,365,000,
$17,645,000 and $14,130,000, respectively. The January 31, 1997 lines of credit balances were approximately $14,650,000. Interest expense [excluding line of credit interest] for the next five years, included in the above payments, will be approximately $6,395,000, $4,765,000, $3,560,000, $2,285,000 and $995,000,
respectively. In addition, the Company has non-cancelable operating leases for use of its facilities and certain medical equipment which will average approximately $4,070,000 in annual payments over the next five years.

The  Company   estimates   interest  payments  on  its  bond  debentures  to  be
approximately $2,582,900 for fiscal 1997. The January, April and July payments were paid on time with the remaining quarterly payment due on October 1, 1997.

As of January 31, 1997, approximately $737,000 remains on the Company's books for estimated legal and settlement costs related to leases for two closed centers. One center's outstanding obligation with its building lessor was settled in fiscal 1996 for $950,000 of which approximately $237,000 remains to be paid as of January 31, 1997. The other closed site's legal and settlement costs are estimated to be approximately $500,000.

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


                                   Primedex Health Systems, Inc. and Affiliates

                                      [Registrant]



August 18, 1997                     By: /s/Howard G. Berger, M.D.
                                          --------------------------
                                         Howard G. Berger, M.D., President,
                                      Treasurer and Principal Financial Officer