Form 10-Q
period 1997-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 1997-10-24
CIK 790526

FORM 10-Q

                              SECURITIES AND EXCHANGE COMMISSION

                                     Washington D.C. 20549




                       Quarterly Report Pursuant to Section 13 or 15(d)
                            of the Securities Exchange Act of 1934

For the Quarter Ended April 30, 1997             Commission File Number 0-19019

                                 PRIMEDEX HEALTH SYSTEMS, INC.
                      (Exact name of registrant as specified in charter)

              New York                                               13-3326724
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

         1516 Cotner Avenue
     Los Angeles, California                                              90025
     (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:              (310) 478-7808
                                                                 --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes                 No    X

Number of shares outstanding of the issuer's common stock as of October 17, 1997 was 38,607,260 (excluding treasury shares).

                                 PRIMEDEX HEALTH SYSTEMS, INC.

                                PART I - FINANCIAL INFORMATION


The condensed consolidated financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report on Form 10-K.

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of April 30, 1997, and the results of its operations and changes in its cash flows for the six months ended April 30, 1997 and 1996, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
----------------------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------




                                                                        April 30,      October 31,
                                                                         1 9 9 7         1 9 9 6
                                                                       (Unaudited)
Assets:
Current Assets:
  Cash and Cash Equivalents                                          $      658,287  $      151,870
  Accounts Receivable - Net                                              17,642,318      19,751,419
  Unbilled Receivables                                                      949,024         532,138
  Due from DHS - Current                                                    618,487              --
  Due from Related Party                                                    102,357         100,333
  Other                                                                   1,638,774         826,826
                                                                     --------------  --------------

  Total Current Assets                                                   21,609,247      21,362,586
                                                                     --------------  --------------

Property, Plant and Equipment - Net                                      31,283,084      38,737,846
                                                                     --------------  --------------

Other Assets:
  Accounts Receivable - Net                                               5,769,061       6,104,012
  Due from Related Parties                                                  935,714         899,143
  Due from DHS - Long-Term                                                  585,820              --
  Goodwill - Net                                                         21,756,565      31,821,606
  Other                                                                   4,917,086       7,005,979
                                                                     --------------  --------------

  Total Other Assets                                                     33,964,246      45,830,740
                                                                     --------------  --------------

  Total Assets                                                       $   86,856,577  $  105,931,172
                                                                     ==============  ==============



See Notes to Consolidated Financial Statements.


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
----------------------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------




                                                                        April 30,      October 31,
                                                                         1 9 9 7         1 9 9 6
                                                                       (Unaudited)
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Cash Overdraft                                                     $    1,341,441  $      250,792
  Accounts Payable                                                        6,199,471       5,743,410
  Accrued Expenses - Current                                              7,035,035       7,619,634
  Notes and Leases Payable - Current                                     17,952,503      28,200,547
  Accrued Estimated Closing Costs - Current                                 118,699         157,092
  Accrued Restructuring Costs                                               500,000         895,622
  Deferred Revenue-Covenant-not-to Compete - Current                        200,000              --
  Due to Related Party                                                       83,567          88,567
  Other                                                                     822,618       1,033,571
                                                                     --------------  --------------

  Total Current Liabilities                                              34,253,334      43,989,235
                                                                     --------------  --------------

Long-Term Liabilities:
  Subordinated Debentures Payable                                        25,569,447      25,829,000
  Notes and Leases Payable                                               51,985,208      57,199,989
  Deferred Revenue - Covenant-not-to Compete                              1,766,666              --
  Accrued Expenses                                                          564,047       2,435,283
                                                                     --------------  --------------

  Total Long-Term Liabilities                                            79,885,368      85,464,272
                                                                     --------------  --------------

Commitments and Contingencies                                                    --              --
                                                                     --------------  --------------

Minority Interest                                                         1,468,573       1,338,979
                                                                     --------------  --------------

Stockholders' Deficit:
  Common Stock - $.01 Par Value, 100,000,000 Shares
    Authorized; 40,232,260 Shares Issued and 38,932,260
    Shares Outstanding at April 30, 1997 and October 31, 1996               402,322         402,322

  Paid-In Capital                                                        99,411,150      99,411,150

  Deferred Compensation - Net                                                    --        (788,025)

  Retained Earnings (Deficit)                                          (128,082,443)   (123,405,034)
                                                                     --------------  --------------

  Totals                                                                (28,268,971)    (24,379,587)
  Less: Treasury Stock - 1,300,000 Shares - At Cost                        (481,727)       (481,727)
                                                                     --------------  --------------

  Total Stockholders' Deficit                                           (28,750,698)    (24,861,314)
                                                                     --------------  --------------

  Total Liabilities and Stockholders' Deficit                        $   86,856,577  $  105,931,172
                                                                     ==============  ==============


See Notes to Consolidated Financial Statements.


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
----------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
----------------------------------------------------------------------------------------------

                                             Three months ended             Six months ended
                                                  April 30,                     April 30,
                                                  ---------                     ---------
                                           1 9 9 7         1 9 9 6       1 9 9 7         1 9 9 6
                                           -------         -------       -------         -------
Revenue:
  Revenue                             $   33,125,252  $  27,115,955  $   64,963,295  $   52,875,075
  Less: Allowances                        15,683,201     13,661,698      29,884,122      25,581,367
                                      --------------  -------------  --------------  --------------

  Net Revenue                             17,442,051     13,454,257      35,079,173      27,293,708
                                      --------------  -------------  --------------  --------------

Operating Expenses:
  Operating Expenses                      14,794,923     10,541,040      29,722,311      21,912,907
  Depreciation and Amortization            2,166,007      1,301,852       4,543,786       2,471,783
  Provision for Bad Debts                    645,743        329,780       1,218,285         643,139
  Impairment Loss of Long-Lived
    Assets                                        --             --       4,953,783              --
                                      --------------  -------------  --------------  --------------

  Total Operating Expenses                17,606,673     12,172,672      40,438,165      25,027,829
                                      --------------  -------------  --------------  --------------

  (Loss) Income from Operations             (164,622)     1,281,585      (5,358,992)      2,265,879
                                      --------------  -------------  --------------  --------------

Other (Expenses) Revenue:
  Interest Expense                        (2,361,730)    (1,677,942)     (5,021,738)     (3,327,108)
  Interest Income                            178,497         79,420         231,553         189,170
  Other Income                                50,722        671,070         185,655         949,664
                                      --------------  -------------  --------------  --------------

  Total Other (Expenses)                  (2,132,511)      (927,452)     (4,604,530)     (2,188,274)
                                      --------------  -------------  --------------  --------------

  (Loss) Income Before Income Taxes,
    Minority Interest in (Income)
    of Subsidiaries and
    Extraordinary Item                    (2,297,133)       354,133      (9,963,522)         77,605

Provision for Income Taxes                        --             --              --              --

Minority Interest in (Income)
  of Subsidiaries                           (165,228)      (254,103)       (307,719)       (322,869)
                                      --------------  -------------  --------------  --------------

  (Loss) Income Before
    Extraordinary Item                    (2,462,361)       100,030     (10,271,241)       (245,264)

Extraordinary Item - Gain from
  Sale or Settlement of Debt               5,593,832             --       5,593,832         181,350
                                      --------------  -------------  --------------  --------------

  Net Income (Loss)                   $    3,131,471  $     100,030  $   (4,677,409) $      (63,914)
                                      ==============  =============  ==============  ==============

Income (Loss) Per Share:
  Loss Before Extraordinary Item      $         (.06) $          --  $         (.26) $         (.01)
  Extraordinary Item                             .14             --             .14             .01
                                      --------------  -------------  --------------  --------------

  Net (Loss) Income Per Share         $          .08  $          --  $         (.12) $           --
                                      ==============  =============  ==============  ==============

  Weighted Average Common
    Shares Outstanding                    38,932,260     37,309,393      38,932,260      39,424,627
                                      ==============  =============  ==============  ==============

See Notes to Consolidated Financial Statements.


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
----------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------


                                      Common Stock                                                    Retained         Total
                                 Number of    Par Value     Treasury    Paid-in       Deferred        Earnings       Stockholders'
                                   Shares       Amount        Stock     Capital      Compensation     (Deficit)       Deficit

Balance - November 1,
  1996                           40,232,260   $ 402,322    $(481,727)  $99,411,150  $  (788,025)   $(123,405,034)  $(24,861,314)

  Amortization of Deferred
    Compensation                         --          --           --            --        5,752               --          5,752

  Elimination of Deferred
    Compensation based on
    Discontinuance of Center             --          --           --            --      782,273               --        782,273

  Net (Loss) for the six months
    ended April 30, 1997                 --          --           --            --           --       (4,677,409)    (4,677,409)
                                  ---------   ---------     --------     ---------  -----------     ------------   ------------

Balance - April 30, 1997
  (Unaudited)                    40,232,260   $ 402,322    $(481,727)  $99,411,150  $        --    $(128,082,443)  $(28,750,698)
                                 ==========   =========    =========   ===========  ===========    =============   ============


See Notes to Consolidated Financial Statements.



PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
----------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
----------------------------------------------------------------------------------------------



                                                                            Six months ended
                                                                                April 30,
                                                                         1 9 9 7          1 9 9 6
                                                                         -------          -------

Cash (Used for) Provided by Continuing Operations                    $   (1,366,424) $   (1,092,563)

Cash (Used for) Discontinued Operations                                     (38,393)       (475,258)
                                                                     --------------  --------------

  Net Cash - Operating Activities                                        (1,404,817)     (1,567,821)
                                                                     --------------  --------------

Investing Activities:
  Acquisitions - Net of Cash Acquired                                      (263,811)       (500,000)
  Purchase of Property, Plant and Equipment                                (996,939)       (198,607)
  Purchase of 2% Increase in Management Fee                                      --      (1,100,000)
  Proceeds - Sale of Centers or Equipment                                15,972,720         245,000
  Proceeds - Sale of Marketable Security                                         --       1,998,458
  Sale of ImmunoTherapeutics                                                     --         143,750
                                                                     --------------  --------------

  Net Cash - Investing Activities                                        14,711,970         588,601
                                                                     --------------  --------------

Financing Activities:
  Cash Overdraft                                                          1,090,649              --
  Principal Payments on Capital Leases and Notes Payable                (13,973,707)     (4,095,821)
  Proceeds from Short-Term Borrowings on Notes Payable                      525,000       2,947,123
  Joint Venture Distributions                                              (178,125)       (215,000)
  Receipts from Related Parties                                              (5,000)             --
  Purchase of Treasury Bonds                                               (259,553)             --
  Purchase of Treasury Stock                                                    --         (481,727)
                                                                     --------------  --------------

  Net Cash - Financing Activities                                       (12,800,736)     (1,845,425)
                                                                     --------------  --------------

  Net Increase (Decrease) in Cash and Cash Equivalents                      506,417      (2,824,645)

Cash and Cash Equivalents - Beginning of Periods                            151,870       3,928,832
                                                                     --------------  --------------

  Cash and Cash Equivalents - End of Periods                         $      658,287  $    1,104,187
                                                                     ==============  ==============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
    Interest                                                         $    5,309,364  $    2,679,364



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------



Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Company entered into net capital leases of approximately $1,985,000 and $415,000 during the periods ended April 30, 1997 and 1996, respectively. During the six months ended April 30, 1997, the Company acquired approximately $1,050,000 in net assets and related notes payable from DIS previously held in assets held for divestiture with a net book value of $-0-.

  During the six months ended April 30, 1997, the Company's DIS subsidiary wrote-off approximately $1,515,000 in net property and equipment, approximately $2,875,000 in net goodwill and approximately $785,000 in deferred compensation related to the Parkside closure. The Company recorded an impairment loss related to Parkside of approximately $4,950,000 in December 1996.

  During the six months ended April 30, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center in Fresno, California for approximately $200,000 in notes payable and assumed assets and liabilities resulting in goodwill of approximately $90,000. In the acquisition, the Company recorded approximately $2,075,000 in net property and equipment, approximately $725,000 in other receivables and approximately $2,600,000 in notes payable and capital leases and $300,000 in accrued expenses.

  During the six months ended April 30, 1996, the Company acquired all of the outstanding capital stock of Future Diagnostics, Inc. for $3,220,000 consisting of notes payable and assumed liabilities resulting in goodwill of approximately $3,220,000. In addition, the Company acquired a 31% interest in Diagnostic Imaging Services, Inc. ("DIS") for $4,000,000 and the establishment of a $1,000,000 interest-bearing credit facility for DIS.

Effective March 1, 1997, the Company realized a gain of approximately $5,600,000 related to the sale of four of DIS's hospital-based MRI facilities and its Ultrasound Division. The Company received cash proceeds related to the sale of approximately $16,000,000 (including $2,000,000 in covenants not-to-compete) and wrote-off approximately $9,275,000 in net property, plant and equipment, approximately $6,800,000 in net goodwill, approximately $650,000 in other assets and approximately $7,525,000 in notes payable and capital leases.

  During the six months ended April 30, 1997, the Company also recognized purchase discount income related to film purchases (offset against operating expenses) of approximately $585,000 during the period ended April 30, 1997.




See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


(1) Summary of Significant Accounting Policies

Significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 1996 as filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 1997 and 1996 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1996.

(3) Goodwill

The Company's goodwill as of April 30, 1997 is shown net of accumulated amortization of approximately $2,800,000. Amortization expense for the six months ended April 30, 1997 and 1996 was approximately $750,000 and $490,000, respectively. The 1997 increase was primarily due to the acquisition of Diagnostic Imaging Services, Inc..

(4) Due from Related Party

The Company owes Norman Hames, C.O.O., approximately $84,000, without interest, for prior loans made by him to the Company's DIS subsidiary. The amount will be repaid within the fiscal year.

During fiscal 1996, the Company loaned $100,000 to a prior employee of the Company which will be repaid with 4% interest within two years.

The Company has a $1,000,000 loan receivable due from its President and C.E.O. in February 1998 discounted at 8%.

(5) Litigation

The Company is a defendant in a class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation" (No. 93 CV 1150). The Company entered into a preliminary settlement with the plaintiff class in the lawsuit by the payment of $240,000 in April 1996. Although the settlement between the Company and the plaintiff class was granted preliminary court approval in April 1996, the settlement is subject to final approval by the class and to final court approval which has not yet been obtained. Management expects there will be no additional costs to settle the case beyond the $240,000. The lawsuit continues with respect to the other defendants. The Company remains convinced that it has not engaged in any inappropriate conduct in this matter.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #2
-------------------------------------------------------------------------------


(5) Litigation (Continued)

On June 4, 1997, the Company was served with a complaint entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc., a California professional corp. v. Primedex Health Systems, Inc., Diagnostic Imaging Services, Inc. and Diagnostic Health Services, Inc. filed in the Los Angeles Superior Court. The complaint alleges that the Company failed to properly pay to the plaintiff fees for performing professional services to which he was entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation and seeks damages for an unspecified amount in excess of $25,000. The complaint also alleges that by virtue of the investment by PHS in the Company and the sale of four of the Company's imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that the Company has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiff to convert a warrant for 319,488 shares of the Company's Common Stock exercisable at $.01 per share which plaintiff received in connection with the Company's acquisition of its Santa Monica facility to either $1,000,000 cash or Company stock with a market value of $1,000,000 at the election of the Company. The Company denies each and every allegation and intends to vigorously defend against the legal action.

(6) Discontinued Operations - Primedex Subsidiary

As of April 30, 1997, the Company has approximately $120,000 on its books for estimated closing costs related to its discontinued Primedex subsidiary. This liability will be paid in full by fiscal year-end 1997.

(7) Acquisitions, Sales and Divestitures

As a result of a continuing deteriorating business climate and other business reasons at DIS's Santa Monica ("Parkside") facility, on June 25, 1997, the Company determined to close substantially all of its operations at the facility on or about August 29, 1997. Due to this decision, the Company recognized a loss in December 1996 of approximately $4,950,000. In May and August of 1997, the Company sold most of the assets remaining with the facility for approximately $465,000 to two outside parties; in addition, one of the parties also assumed the center's building lease and its obligations due in the future.

Effective January 1, 1997, the Company's DIS subsidiary opened its Scripps Chula Vista MRI L.P. ("SCV") servicing patients in San Diego. The Company and Scripps Health are equal partners with the Company serving as managing partner.

Effective March 1, 1997, the Company sold the assets and related liabilities of four of DIS's hospital-based MRI facilities and DIS's Ultrasound Division to Diagnostic Health Services, Inc. ("DHS") for approximately $16,000,000 in cash including $2,000,000 in ten-year covenants not-to-compete. The covenants not-to-compete were split equally between PHS and DIS and are classified as "Deferred Revenue" on the Company's balance sheet. The Company recognized a gain on the sale of approximately $5,600,000 which included the write-off of approximately $2,660,000 of net acquisition goodwill. In addition, a discounted receivable of approximately $1,190,000 was set-up on the Company's books for post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the closing date. There is also an option to receive these "post-closing payments" in the form of DHS common stock valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ("the Agreed Value").

Effective March 1, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center ("Woodward Park") in Fresno, California for approximately $200,000 in notes payable and assumed assets and liabilities resulting in goodwill of approximately $90,000. Woodward Park is a full service multi-modality imaging center providing MRI, CT, mammography, ultrasound and general diagnostic radiology services.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #3
-------------------------------------------------------------------------------



(8) Capital Transactions

During the six months ended April 30, 1997, the Company purchased an additional 72,500 shares of DIS common stock for approximately $67,000. Subsequent to the quarter's end, as of September 30, 1997, the Company has purchased an additional 1,123,163 shares of DIS common stock for cash of approximately $1,445,000 increasing its total ownership to 7,901,970 shares, or approximately 69%.

During the six months ended April 30, 1997, the Company repurchased 459,000 of its subordinated bond debentures for cash of approximately $260,000. These bonds were retired in August 1997 and resulted in a gain on early extinguishment of debt of approximately $200,000. Subsequent to the quarter's end, during October 1997, the Company repurchased an additional 2,397,000 of its subordinated bond debentures for cash of approximately $1,690,000. When the bonds are retired, the Company should recognize an additional gain from early extinguishment of debt of approximately $705,000 while reducing quarterly interest payments to approximately $575,000.

Subsequent to the quarter's end, as of September 30, 1997, the Company repurchased an additional 325,000 shares of its PHS common stock for cash of approximately $133,000.

(9) Subsequent Events

In April 1997, Radnet opened Oxnard Imaging, a start-up operation in Ventura County.

Effective September 3, 1997, the Company sold 100% of the outstanding capital stock of its FDI wholly-owned subsidiary to Preferred Health Management, Inc. ("PHM") for $13,500,000 paid as follows: approximately $9,760,000 in cash; $2,000,000 in a promissory note bearing interest at 10% with $1,000,000 due on the first anniversary of the Closing Date and the remaining principal due on the second anniversary of the Closing Date; the assumption of PHS's original November 1995 acquisition note payable with a remaining principal balance of approximately $900,000; and the assumption of other liabilities of approximately $840,000. The Company should realize a gain of approximately $12 to $13 million with the sale.




                                   .  .  .  .  .  .  .  .  .  .

Item 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




Background

Primedex Health Systems, Inc. ("PHS") was incorporated on October 21, 1985. On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ("VMI") for $700,000. On February 18, 1992, Future Medical Products ("FMP"), the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of April 30, 1997, which is accounted for using the cost method at $-0-.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutic, Inc. ("ITI"). The Company owned approximately 19% of ITI and accounted for this investment using the cost method which was $-0-. In November of 1995, the investment was sold for $143,750.

As of April 30, 1992, the Company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ("Radnet") for approximately $66,000,000. The statement of operations and cash flows for the six months ended April 30, 1997 and 1996 include the operations and cash transactions of Radnet.

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. ("FDI") by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Founded in 1989, FDI is a leading radiology management services organization providing network development and management along with diagnostic imaging cost containment and utilization review services. The statement of operations and cash flows for the six months ended April 30, 1997 and 1996 reflect the operations and cash transactions of FDI. Effective September 3, 1997, the Company sold 100% of the outstanding capital stock of its wholly-owned subsidiary FDI for $13,500,000.

On March 25, 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ("DIS") for $4,000,000 and acquired a five-year warrant to purchase an additional 1,521,739 shares of DIS stock at $1.60 per share. The $4 million was borrowed by the Company from a primary lending source. During the four month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. Effective August 1, 1996, the Company issued a five-year promissory note for $3,252,046 and five-year warrants to purchase approximately 4,000,000 shares of PHS common stock at $.60 per share, to acquire an additional 3,252,046 shares of DIS common stock. The purchase made PHS the majority shareholder in DIS with approximately 59% ownership. In the six months ended April 30, 1997, an additional 72,500 shares of DIS common stock were acquired. In connection with the acquisitions, goodwill of $7,260,156 was recorded of which approximately $4,300,000 was written-off with the closure of Parkside and the sale to Diagnostic Health Services, Inc. ("DHS") (see Note 7). The statements of operations and cash flows for the six months ended April 30, 1997 reflect the operations and cash transactions with DIS. The statements of operations and cash flows for the six months ended April 30, 1996 reflect only the original investment with DIS.

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




Results of Operations

The discussion of the results of continuing operations includes Radnet, PHS, FDI and DIS for the six months ended April 30, 1997. The discussion of the results of continuing operations includes Radnet, PHS and FDI for the six months ended April 30, 1996.

For the six months ended April 30, 1997, the Company had an operating loss from operations of approximately $5,360,000. For the six months ended April 30, 1996, the Company had operating income from operations of approximately $2,265,000. The decrease was primarily attributable to an impairment loss related to the closure of Parkside (see Note 7) of approximately $4,950,000 recognized in December 1996 and other DIS operating losses of approximately $425,000. In addition, Radnet's net revenues decreased approximately 7.5% due to a reduction in gross revenues as well as decreases in reimbursement for Blue Shield, contract and fee for service payors. Provisions for bad debt increased from approximately $650,000 to $1,200,000 for the six months ended April 30, 1996 and 1997, respectively.


The Company realized net revenues of approximately $35,075,000 and $27,300,000 for the six months ended April 30, 1997 and 1996, respectively. The increase was primarily attributable to the acquisition of DIS which had approximately $9,350,000 of net revenue for the six months ended April 30, 1997.

The Company incurred operating expenses of approximately $40,450,000 and $25,025,000 for the six months ended April 30, 1997 and 1996, respectively. In addition to the Parkside impairment loss and provisions for bad debt, 1997 operating expenses increased due to the acquisition of DIS which had approximately $9,500,000 in expenditures.

For the six months ended April 30, 1997 and 1996, the Company's expenditures for salaries and reading fees was approximately $13,000,000 and $10,200,000, respectively. DIS had approximately $3,500,000 in salaries and reading fees for the six months ended April 30, 1997. Radnet and PHS had overall decreases in salaries and reading fees of approximately $700,000 in 1997. For the six months ended April 30, 1997 and 1996, the Company's expenditures for vendor site costs were $2,150,000 and $2,350,000, respectively. For the six months ended April 30, 1997 and 1996, rent and other general and administrative expenses were $14,550,000 and $9,350,000, respectively. DIS had approximately $4,325,000 in rent and other general and administrative expenses. Radnet's general and administrative expenses increased approximately $875,000 during the six months ended April 30, 1997 primarily due to rising outside professional fees, accounting and legal costs.

For the six months ended April 30, 1997 and 1996, interest income was approximately $230,000 and $190,000, respectively. The majority of 1997 interest income was related to related party note receivables and the sale to DHS (see
Note 7). For the six months ended April 30, 1997 and 1996, interest expense was approximately $5,025,000 and $3,325,000, respectively. Interest expense increases in 1997 were primarily due to higher average line of credit balances during the period as well as the acquisition of DIS which incurred approximately $1,450,000 in interest charges.

For the six months ended April 30, 1997, the Company realized an extraordinary gain from the sale to DHS (see Note 7) of approximately $5,600,000. For the six months ended April 30, 1996, the Company realized an extraordinary gain from early extinguishment of debt of approximately $180,000.

For the six months ended April 30, 1997 and 1996, the Company had net losses from operations of approximately $4,675,000 and $65,000, respectively

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
-------------------------------------------------------------------------------




Liquidity and Capital Resources

Cash  increased  for  the six  months  ended  April  30,  1997 by  approximately
$500,000.   Cash   decreased  for  the  six  months  ended  April  30,  1996  by approximately $2,800,000.

Cash generated from investing activities for the six months ended April 30, 1997 and 1996 was approximately $14,700,000 and $600,000, respectively. In 1997, the Company sold four of DIS's hospital-based MRI sites and its Ultrasound Division for approximately $16,000,000 in cash.

Cash utilized for financing activities for the six months ended April 30, 1997 and 1996 was approximately $12,800,000 and $1,850,000, respectively. With the proceeds from the sale to DHS (see Note 7), the Company reduced its outstanding lines of credit obligations by approximately $9,000,000 in addition to other notes payable and capital lease principal reductions of approximately $5,000,000.

At April 30, 1997, the Company had a net working capital deficit of $12,644,087 as compared to a working capital deficit of $22,626,649 at October 31, 1996, an increase of $9,982,562. The primary reason for the increase was due to the sale to DHS (see Note 7) and its $16,000,000 cash infusion.

The Company's working capital needs are currently provided under three lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together, with interest, at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender holds a first lien on substantially all of Radnet's (Beverly Radiology's) and FDI's assets to secure repayment under this line of credit. The President and C.E.O. of PHS has personally guaranteed $3,000,000 of the loans. In addition, the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At April 30, 1997, approximately $2,650,000 was outstanding under this line.

Under a second line of credit due December 1997, the Company may borrow the lesser of 75% of the eligible accounts receivable, $4,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate of the bank's prime rate plus 3-1/2%. The credit line is collateralized by approximately 80% of the Tower division's (Radnet Sub, Inc.) accounts receivable. As of April 30, 1997, approximately $2,900,000 was outstanding under this line.

Under the third line of credit, the Company may borrow the lesser of $4,000,000 or approximately 53% of DIS's eligible accounts receivable. At April 30, 1997, approximately $85,000 was outstanding under this line. This line, originally due June 1997, was extended on a month-to-month basis and was closed at the Company's request in September 1997.

The Company's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $23,600,000, $17,200,000, $15,200,000,
$15,100,000 and $10,800,000, respectively. The April 30, 1997 lines of credit balances were approximately $5,635,000. Interest expense (excluding line of credit and bond debenture interest) for the next five years, included in the above payments, will be approximately $5,600,000, $4,100,000, $3,000,000,
$1,850,000 and $800,000, respectively. In addition, the Company has non-cancelable operating leases for use of its facilities and certain medical equipment which will average approximately $3,300,000 in annual payments over the next five years.

As of April 30, 1997, approximately $500,000 remains on the Company's books for estimated legal and settlement costs related to a building lease for one closed center.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
-------------------------------------------------------------------------------



Item 5:  Other Information

On March 21, 1997, effective March 1, 1997, the Registrant's subsidiary, Diagnostic Imaging Services, Inc., entered into an agreement with Diagnostic Health Services, Inc. ("DHS") whereby the subsidiary sold the assets and related liabilities of its ultrasound business (13 mobile ultrasound units together with 15 ultrasound laboratories) for Eight Million Five Hundred Thousand Dollars,
comprised of approximately Seven Million Dollars cash with the balance consisting of the assumption of liabilities. Net annual revenues from those operations have been approximately Four Million Dollars.

On April  17,  1997,  effective  March 1,  1997,  the  Registrant's  subsidiary,
Diagnostic Imaging Services, Inc., concluded the sale of its wholly-owned subsidiary, which owned and operated four magnetic resonance imaging centers located on or adjacent to hospital sites in the Los Angeles area, for Sixteen Million Dollars (including the assumption of approximately Six Million Dollars of debt to DHS). The four centers formerly provided approximately 6.5 Million Dollars of net annual revenue to the subsidiary.

On April 18, 1997, the Registrant borrowed $5,500,000 from Diagnostic Imaging Services, Inc. (of which approximately 69% of the outstanding common stock is owned by the Registrant). The principal is due and payable on or before March 31, 1998 with monthly interest at 10%.

On September 8, 1997, effective September 3, 1997, the Registrant sold its Future Diagnostics, Inc. ("FDI") subsidiary to Preferred Health Management, Inc., an unrelated party, for $13,500,000 payable $9,761,853 cash, a two-year $2,000,000 promissory note bearing interest at 10% per annum with a $1,000,000 principal payment due in one year, and the balance of the purchase price consisting of the assumption of certain outstanding liabilities connected with the subsidiary's assets. The promissory note is secured by the subsidiary's accounts receivable. FDI arranges for the provision of diagnostic imaging services through a network of contracted imaging centers, which in turn provide imaging services to insurance companies, health plans and other health care payers. Registrant retained the portion of FDI's business related to radiology management services ("Radnet Managed Imaging Services, Inc." or "RMIS"), and in particular physician utilization review, which is in keeping with Registrant's intent to concentrate on the development and expansion of its core business of radiology practice management, information management systems and utilization review/management. For further information, see Registrant's Form 8-K for the event of September 8, 1997.

Item 6:  Exhibits and Reports on Form 8-K

(b) On September 18, 1997, the Registrant filed its report on Form 8-K containing information under Item 2 of such report pertaining to the FDI transaction reported in Item 5 herein above.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SIGNATURES
-------------------------------------------------------------------------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Primedex Health Systems, Inc. and Affiliates

                           (Registrant)


October 23, 1997           By:/s/ Howard Berger
                              Howard Berger, M.D., President, Principal
                              Executive Officer, Financial Officer and Director