Form 10-Q
period 1997-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1997-12-09
CIK 790526

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549




               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended July 31, 1997               Commission File Number 0-19019

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

                                 Yes              No    X

Number of shares outstanding of the issuer's common stock as of November 26, 1997 was 38,607,260 (excluding treasury shares).

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of July 31, 1997, and the results of its operations and changes in its cash flows for the nine months ended July 31, 1997 and 1996, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------




                                                           July 31,     October 31,
                                                            1 9 9 7       1 9 9 6
                                                          (Unaudited)
Assets:
Current Assets:
  Cash and Cash Equivalents                              $    624,428  $    151,870
  Accounts Receivable - Net                                17,792,402    19,751,419
  Unbilled Receivables                                        656,307       532,138
  Due from DHS - Current                                      366,061            --
  Due from Related Party                                    1,066,570       100,333
  Other                                                     1,115,413       826,826
                                                         ------------  ------------

  Total Current Assets                                     21,621,181    21,362,586
                                                         ------------  ------------

Property, Plant and Equipment - Net                        32,015,367    38,737,846
                                                         ------------  ------------

Other Assets:
  Accounts Receivable - Net                                 5,973,571     6,104,012
  Due from Related Parties                                    100,000       899,143
  Due from DHS - Long-Term                                    873,971            --
  Goodwill - Net                                           22,831,512    31,821,606
  Other                                                     5,637,608     7,005,979
                                                         ------------  ------------

  Total Other Assets                                       35,416,662    45,830,740
                                                         ------------  ------------

  Total Assets                                           $ 89,053,210  $105,931,172
                                                         ============  ============



See Notes to Consolidated Financial Statements.

                                         2

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------





                                                           July 31,     October 31,
                                                            1 9 9 7       1 9 9 6
                                                          (Unaudited)
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Cash Overdraft                                         $  1,295,765  $    250,792
  Accounts Payable                                          5,944,371     5,743,410
  Accrued Expenses - Current                                7,503,481     7,619,634
  Notes and Leases Payable - Current                       24,135,078    28,200,547
  Accrued Estimated Closing Costs - Current                   101,129       157,092
  Accrued Restructuring Costs                                 500,000       895,622
  Deferred Revenue-Covenant-not-to Compete - Current          200,000            --
  Due to Related Party                                             --        88,567
  Other                                                       892,524     1,033,571
                                                         ------------  ------------

  Total Current Liabilities                                40,572,348    43,989,235
                                                         ------------  ------------

Long-Term Liabilities:
  Subordinated Debentures Payable                          25,370,000    25,829,000
  Notes and Leases Payable                                 50,548,697    57,199,989
  Deferred Revenue - Covenant-not-to Compete                1,716,666            --
  Accrued Expenses                                            958,256     2,435,283
                                                         ------------  ------------

  Total Long-Term Liabilities                              78,593,619    85,464,272
                                                         ------------  ------------

Commitments and Contingencies                                      --            --
                                                         ------------  ------------

Minority Interest                                           1,561,145     1,338,979
                                                         ------------  ------------

Stockholders' Deficit:
  Common Stock - $.01 Par Value, 100,000,000 Shares
   Authorized; 40,232,260 Shares Issued; 38,607,260
   and 38,932,260 Shares Outstanding at July 31, 1997
   and October 31, 1996, Respectively                         402,322       402,322

  Paid-in Capital                                          99,411,150    99,411,150

  Deferred Compensation - Net                                      --      (788,025)


  Retained Earnings (Deficit)                            (130,872,427) (123,405,034)
                                                         ------------  ------------

  Totals                                                  (31,058,955)  (24,379,587)
  Less: Treasury Stock - 1,625,000 and 1,300,000 Shares -
        At Cost at July 31, 1997 and October 31, 1996, Respectively(614,947)(481,727)

  Total Stockholders' Deficit                             (31,673,902)  (24,861,314)
                                                         ------------  ------------

  Total Liabilities and Stockholders' Deficit            $ 89,053,210  $105,931,172
                                                         ============  ============


See Notes to Consolidated Financial Statements.

                                         3

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------


                                    Three months ended        Nine months ended
                                         July 31,                 July 31,
                                         --------                 --------
                                    1 9 9 7     1 9 9 6     1 9 9 7       1 9 9 6
                                    -------     -------     -------       -------
Revenue:
  Revenue                       $34,214,509  $25,501,478 $ 99,177,804  $ 78,376,553
  Less: Allowances               16,752,840   12,845,201   46,636,962    38,426,568
                                -----------  ----------- ------------  ------------

  Net Revenue                    17,461,669   12,656,277   52,540,842    39,949.985
                                -----------  ----------- ------------  ------------

Operating Expenses:
  Operating Expenses             15,092,655   11,156,661   44,814,966    33,069,569
  Depreciation and Amortization   2,102,941    1,241,592    6,646,727     3,713,375
  Provision for Bad Debts           683,567      310,625    1,901,852       953,764
  Impairment Loss of Long-Lived
   Assets                                --           --    4,953,783            --
                                -----------  ----------- ------------  ------------

  Total Operating Expenses       17,879,163   12,708,878   58,317,328    37,736,708
                                -----------  ----------- ------------  ------------

  (Loss) from Operations           (417,494)     (52,601)  (5,776,486)    2,213,277
                                -----------  ----------- ------------  ------------

Other (Expenses) Income:
  Interest Expense               (2,464,305)  (1,731,121)  (7,486,043)   (5,058,229)
  Interest Income                    66,451       55,978      298,004       245,148
  Other Income                        2,486      755,757    5,781,973     1,705,421
                                -----------  ----------- ------------  ------------

  Total Other (Expenses)         (2,395,368)    (919,386)  (1,406,066)   (3,107,660)
                                -----------  ----------- ------------  ------------

  (Loss) Before Income Taxes,
   Minority Interest in (Income) of
   Subsidiaries and Extraordinary
   Item                          (2,812,862)    (971,987)  (7,182,552)     (894,383)

Provision for Income Taxes          (34,000)          --      (34,000)           --

Minority Interest in (Income)
  of Subsidiaries                  (142,569)    (116,268)    (450,288)     (439,137)
                                -----------  ----------- ------------  ------------

  (Loss) Before Extraordinary Item(2,989,431) (1,088,255)  (7,666,840)   (1,333,520)

Extraordinary Item - Gain from
  Extinguishment of Debt            199,447      888,614      199,447     1,069,964
                                -----------  ----------- ------------  ------------

  Net (Loss)                    $(2,789,984) $  (199,641)$ (7,467,393) $   (263,556)
                                ===========  =========== ============  ============

(Loss) Per Share:
  Loss Before Extraordinary Item$      (.08) $      (.03)$       (.20) $       (.03)
  Extraordinary Item                    .01          .02          .01           .02
                                -----------  ----------- ------------  ------------

  Net (Loss) Per Share          $      (.07) $      (.01)$       (.19) $       (.01)
                                ===========  =========== ============  ============

  Weighted Average Shares
   Outstanding                   38,652,864   38,931,716   38,837,499    39,258,515
                                ===========  =========== ============  ============

See Notes to Consolidated Financial Statements.

                                         4

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------


                                       Common Stock                                                 Retained           Total
                                  Number of   Par Value   Treasury       Paid-in     Deferred       Earnings       Stockholders'
                                    Shares      Amount      Stock        Capital   Compensation     (Deficit)         Deficit

Balance - November 1,
  1996                            40,232,260   $402,322   $(481,727)   $99,411,150   $(788,025)   $(123,405,034)   $(24,861,314)

  Amortization of Deferred
    Compensation                          --         --          --             --       5,752               --           5,752

  Purchase of Treasury Stock              --         --    (133,220)            --          --               --        (133,220)

  Elimination of Deferred
    Compensation based on
    Discontinuance of Center              --         --          --             --     782,273               --         782,273

  Net (Loss) for the nine months
    ended July 31, 1997                   --         --          --             --          --       (7,467,393)     (7,467,393)
                                  ----------   --------   ---------    -----------   ---------    -------------    ------------

Balance - July 31, 1997
  (Unaudited)                     40,232,260   $402,322   $(614,947)   $99,411,150          --    $(130,872,427)   $(31,673,902)
                                  ==========   ========   =========    ===========   =========    =============    ============


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------



                                                              Nine months ended
                                                                  July 31,
                                                            1 9 9 7       1 9 9 6
                                                            -------       -------

Cash (Used for) Provided by Continuing Operations        $ (2,486,087) $   (705,692)

Cash (Used for) Discontinued Operations                       (55,963)     (515,208)
                                                         ------------  ------------

  Net Cash - Operating Activities                          (2,542,050)   (1,220,900)
                                                         ------------  ------------

Investing Activities:
  Acquisitions - Net of Cash Acquired                      (1,697,984)     (500,000)
  Purchase of Property, Plant and Equipment                (1,831,723)     (279,651)
  Purchase of 2% Increase in Management Fee                        --    (1,100,000)
  Proceeds - Sale of Centers or Equipment                  16,037,720            --
  Proceeds - Sale of Marketable Security                           --     1,998,458
  Loans to Related Parties                                   (110,000)           --
  Sale of ImmunoTherapeutics                                       --       143,750
                                                         ------------  ------------

  Net Cash - Investing Activities                          12,398,013       262,557
                                                         ------------  ------------

Financing Activities:
  Cash Overdraft                                            1,044,973            --
  Principal Payments on Capital Leases and Notes Payable  (11,208,231)   (5,549,437)
  Proceeds from Short-Term Borrowings on Notes Payable      1,489,318     3,648,374
  Joint Venture Distributions                                (228,125)     (265,000)
  Payments to Related Parties                                 (88,567)           --
  Repurchase of Bond Debentures                              (259,553)           --
  Purchase of Treasury Stock                                 (133,220)     (481,727)
                                                         ------------  ------------

  Net Cash - Financing Activities                          (9,383,405)   (2,647,790)
                                                         ------------  ------------

  Net Increase (Decrease) in Cash and Cash Equivalents        472,558    (3,606,133)

Cash and Cash Equivalents - Beginning of Periods              151,870     3,928,832
                                                         ------------  ------------

  Cash and Cash Equivalents - End of Periods             $    624,428  $    322,699
                                                         ============  ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
  Interest                                               $  7,713,586  $  4,213,644
  Income Taxes                                           $         --  $         --

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------



Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Company entered into net capital leases of approximately $3,500,000 and $1,700,000 during the nine months ended July 31, 1997 and 1996, respectively. During the nine months ended July 31, 1997, the Company acquired approximately $1,050,000 in net assets and related notes payable from DIS previously held in assets held for divestiture with a net book value of $-0-.

  During the nine months ended July 31, 1996, subordinated debentures totaling $12,000 were converted into 1,500 shares of the Company's common stock.

  During the nine months ended July 31, 1997, the Company's DIS subsidiary wrote-off approximately $1,515,000 in net property and equipment, approximately $2,875,000 in net goodwill and approximately $785,000 in deferred compensation related to the Parkside closure. The Company recorded an impairment loss related to Parkside of approximately $4,950,000 in December 1996.

  During the nine months ended July 31, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center in Fresno, California for approximately $200,000 in notes and assumed liabilities resulting in goodwill of approximately $90,000. In the acquisition, the Company recorded approximately $2,075,000 in net property and equipment, approximately $725,000 in other receivables, approximately $2,600,000 in notes and capital leases and approximately $300,000 in accrued expenses.

  During the nine months ended July 31, 1997, the Company acquired the assets of Las Posas Medical Imaging for $35,000 and relocated DIS's Camarillo facility to its location.

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

  Effective March 1, 1997, the Company realized a gain of approximately $5,600,000 related to the sale of four of DIS's hospital-based MRI facilities and its Ultrasound Division. As a result of the sale, the Company wrote-off approximately $9,300,000 in net property, plant and equipment, approximately $6,800,000 in net goodwill, approximately $600,000 in other assets and approximately $7,525,000 in notes payable and capital leases.

  During the nine months ended July 31, 1997, the Company also recognized purchase discount income related to film purchases (offset against operating expenses) of approximately $760,000.




See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------


(1)Summary of Significant Accounting Policies

Significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 1996 as filed with the Securities and Exchange Commission.

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 1997 and 1996 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1996.

(3) Goodwill

The Company's goodwill as of July 31, 1997 is shown net of accumulated amortization of approximately $3,125,000. Amortization expense for the nine months ended July 31, 1997 and 1996 was approximately $1,075,000 and $610,000, respectively. The 1997 increase in amortization expense was primarily due to the acquisition of Diagnostic Imaging Services, Inc.

(4) Due to/from Related Party

At October 31, 1996, the Company owed Norman Hames, C.O.O., approximately $89,000, without interest, for prior loans made by him to the Company's DIS subsidiary. The amount was fully repaid during the nine months ended July 31, 1997.

During the nine months ended July 31, 1996, the Company loaned $100,000 to a prior employee of the Company which will be repaid with 4% interest within two years. During the nine months ended July 31, 1997, the Company loaned $100,000 to an officer of the Company to be repaid with 6.5% interest with one lump-sum payment at the end of five years. In July 1997, the Company loaned $10,000 to another officer of the Company to be repaid within the next month.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #2
------------------------------------------------------------------------------



(5) Litigation (Continued)

On June 4, 1997, the Company was served with a complaint entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc., a California professional corp. v. Primedex Health Systems, Inc., Diagnostic Imaging Services, Inc. and Diagnostic Health Services, Inc. filed in the Los Angeles Superior Court. The complaint alleges that the Company's DIS subsidiary failed to properly pay to the plaintiff fees for performing professional services to which he was entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation and seeks damages for an unspecified amount in excess of $25,000. The complaint also alleges that by virtue of the investment by PHS in the Company's DIS subsidiary and the sale of four of the Company's DIS subsidiary imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that the Company's DIS subsidiary has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiff to convert a warrant for 319,488 shares of the Company's DIS subsidiary Common Stock exercisable at $.01 per share which plaintiff received in connection with the Company's DIS subsidiary acquisition of its Santa Monica facility to either $1,000,000 cash or Company stock with a market value of $1,000,000 at the election of the Company. The Company denies each and every allegation and intends to vigorously defend against the legal action.

(6) Discontinued Operations - Primedex Subsidiary

As of July 31, 1997, the Company has approximately $100,000 on its books for estimated closing costs related to its discontinued Primedex subsidiary. This liability will be paid in full by fiscal year-end 1997.

(7) Acquisitions, Sales and Divestitures

As a result of a continuing deteriorating business climate and other business reasons at DIS's Santa Monica ("Parkside") facility, on June 25, 1997, the Company decided to close substantially all of its operations at the facility on or about August 29, 1997. Due to this decision, the Company recognized a loss in December 1996 of approximately $4,950,000. In May 1997, the Company sold the facility's MRI for $65,000 to an unrelated third party. In August 1997, most of the remaining assets of the facility were sold to another unrelated third party for approximately $400,000; the buyer also assumed the center's building lease. The Company still operates a separate entity known as Parkside Women's Center which provides ultrasound, mammography, stereotactic breast biopsy and bone densitometry services.

Effective January 1, 1997, the Company's DIS subsidiary opened it Scripps Chula Vista MRI L.P. ("SCV") servicing patients in San Diego. The Company and Scripps Health are equal partners with the Company serving as managing partner.

Effective March 1, 1997, the Company sold the assets and related liabilities of four of DIS's hospital-based MRI facilities and DIS's Ultrasound Division to Diagnostic Health Services, Inc. ("DHS") for approximately $16,000,000 in cash including $2,000,000 in ten-year covenants not-to-compete. The covenants not-to-compete were split equally between PHS and DIS and are classified as "Deferred Revenue" on the Company's balance sheet. The Company recognized a gain on the sale of approximately $5,600,000 which included the write-off of approximately $2,660,000 of net acquisition goodwill. In addition, a discounted receivable of approximately $1,190,000 was set-up on the Company's books for post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the closing date. There is also an option to receive these "post-closing payments" in the form of DHS common stock valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date (the "Agreed Value").

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), Sheet #3
------------------------------------------------------------------------------



(7) Acquisitions, Sales and Divestitures (Continued)

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

During the nine months ended July 31, 1997, the Company acquired Las Posas Medical Imaging for $35,000 and relocated DIS's Camarillo facility to its location. Camarillo's previous building space is being used for warehouse storage.

(8) Capital Transactions

During the nine months ended July 31, 1997, the Company purchased an additional 1,155,663 shares of DIS common stock for approximately $1,465,000. Subsequent to the quarter's end, as of November 26, 1997, the Company has purchased an additional 138,000 shares of DIS common stock for approximately $175,000 increasing its total ownership to 7,999,970 shares, or approximately 70%.

During the nine months ended July 31, 1997, the Company repurchased 459,000 of its subordinated bond debentures for cash of approximately $260,000. These bonds were retired and resulted in a gain on early extinguishment of debt of approximately $199,000. Subsequent to the quarter's end, as of November 26, 1997, the Company repurchased an additional 2,888,000 of its subordinated bond debentures for approximately $2,042,000. When the bonds are retired, the Company will recognize an additional gain from early extinguishment of debt of approximately $846,000 while reducing quarterly interest payments to approximately $562,000.

During the nine months ended July 31, 1997, the Company repurchased an additional 325,000 shares of its PHS common stock for approximately $133,000.

(9) Subsequent Events

Effective September 3, 1997, the Company sold 100% of the outstanding capital stock of its FDI wholly-owned subsidiary to Preferred Health Management, Inc. ("PHM") for $13,500,000 paid as follows: approximately $9,760,000 in cash; $2,000,000 in a promissory note bearing interest at 10% with $1,000,000 due on the first anniversary of the Closing Date with the remaining principal due on the second anniversary of the Closing Date; the assumption of PHS's original November 1995 acquisition notes payable with a remaining principal balance of approximately $900,000; and the assumption of other liabilities of approximately $840,000. The Company estimates it will recognize a gain on the sale of approximately $10 to $11 million.

Item 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Background

Primedex Health Systems, Inc. ("PHS") was incorporated on October 21, 1985. On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ("VMI") for $700,000. On February 18, 1992, Future Medical Products ("FMP"), the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of July 31, 1997, which is accounted for using the cost method at $0.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutic, Inc. ("ITI"). The Company owned approximately 19% of ITI and accounted for this investment using the cost method which was $-0-. In November of 1995, the investment was sold for $143,750.

On April 30, 1992, the Company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ("Radnet") for approximately $66,000,000. The statement of operations and cash flows for the nine months ended July 31, 1997 and 1996 include the operations and cash transactions of Radnet.

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Founded in 1989, FDI is a leading radiology management services organization providing network development and management along with diagnostic imaging cost containment and utilization review services. The statement of operations and cash flows for the nine months ended July 31, 1997 and 1996 reflect the operations and cash transactions of FDI. Effective September 3, 1997, the Company sold 100% of the outstanding capital stock of its wholly-owned subsidiary FDI for $13,500,000 consisting of cash, notes and assumed liabilities (See Note 9).

On March 25, 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ("DIS") for $4,000,000 and acquired a five-year warrant to purchase an additional 1,521,739 shares of DIS stock at $1.60 per share. The $4 million was borrowed by the Company from a primary lending source. During the four-month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. Effective August 1, 1996, the Company issued a five-year promissory note for $3,272,046 and five-year warrants to purchase approximately 4,000,000 shares of PHS common stock at $.60 per share, to acquire an additional 3,228,046 shares of DIS common stock. The purchase made PHS the majority shareholder in DIS with approximately 59% ownership. During the nine months ended July 31, 1997, 1,155,663 of additional shares of DIS common stock were acquired for approximately $1,465,000. In connection with the acquisitions, goodwill of approximately $8,660,000 was recorded of which approximately $4,200,000 was written-off with the closure of Parkside and the sale to DHS (see Note 7). The statements of operations and cash flows for the nine months ended July 31, 1997 reflect the operations and cash transactions with DIS. The statements of operations and cash flows for the nine months ended July 31, 1996 reflect only the original investment with DIS.

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

Results of Operations

The discussion of the results of continuing operations includes Radnet, PHS, FDI and DIS for the nine months ended July 31, 1997. The discussion of the results of continuing operations includes Radnet, PHS and FDI for the nine months ended July 31, 1996.

During the nine months ended July 31, 1997, the Company had an operating loss from operations of approximately $5,775,000. During the nine months ended July 31, 1996, the Company had operating income from operations of approximately $2,200,000. The decrease was primarily attributable to an impairment loss related to the closure of Parkside (see Note 7) of approximately $4,950,000 recognized in December 1996.

The Company realized net revenues of approximately $52,500,000 and $39,950,000 during the nine months ended July 31, 1997 and 1996, respectively. Including provisions for bad debts, the Company realized net revenues of approximately $50,650,000 and $39,000,000 during the nine months ended July 31, 1997 and 1996, respectively. Radnet realized net revenues, less provisions for bad debt, of approximately $31,900,000 and $33,200,000 during the nine months ended July 31, 1997 and 1996, respectively. The decrease in net revenues is primarily attributable to reductions in reimbursement from various payors including Blue Shield, contract and fee for service customers. FDI realized net revenues of approximately $6,200,000 and $5,800,000 during the nine months ended July 31, 1997 and 1996, respectively. DIS realized net revenues of approximately $12,425,000 during the nine months ended July 31, 1997 (approximately $3,200,000 of DIS net revenues related to sites sold to DHS) (See Note 7). PHS realized net revenues related to billing services of approximately $125,000 during the nine months ended July 31, 1997.

During the nine months ended July 31, 1997 and 1996, the Company incurred operating expenses of approximately $58,300,000 and $37,750,000, respectively. Exclusive of provisions for bad debt and one-time impairment losses, the Company incurred operating expenses of approximately $51,500,000 and $36,800,000 during the nine months ended July 31, 1997 and 1996, respectively.

During the nine months ended July 31, 1997, the Company's operating expenses consisted of approximately $19,775,000 for salaries and reading fees, approximately  $3,725,000  for vendor site costs,  approximately  $4,550,000 for building and equipment rentals, approximately $16,750,000 in general and administrative expenditures, approximately $6,650,000 in depreciation and amortization, approximately $1,900,000 for provisions for bad debt and approximately $4,950,000 in impairment losses.

During the nine months ended July 31, 1996, the Company's operating expenses consisted of approximately $14,950,000 in salaries and reading fees, approximately $3,475,000 in vendor site costs, approximately $3,150,000 in building and equipment rentals, approximately $11,500,000 in general and administrative expenditures, approximately $3,725,000 in depreciation and amortization and approximately $950,000 in provisions for bad debt.

During the nine months ended July 31, 1997, Radnet incurred operating expenses of approximately $33,400,000, FDI incurred operating expenses of approximately $5,100,000, PHS incurred operating expenses of $1,950,000 and DIS incurred operating expenses of approximately $17,850,000 (including $4,950,000 impairment loss). Fiscal 1997 operating expense increases were primarily due to the acquisition of DIS. During the nine months ended July 31, 1996, Radnet incurred operating expenses of approximately $31,150,000, FDI incurred operating expenses of approximately $4,900,000 and PHS incurred operating expenses of approximately $1,700,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations (Continued)

During the nine months ended July 31, 1997, Radnet's provisions for bad debt increased approximately $950,000, depreciation and amortization increased approximately $500,000, and general and administrative expenses increased approximately $800,000 primarily for legal and outside service expenditures. During the nine months ended July 31, 1997, FDI's vendor costs increased with revenues, and PHS's amortization expense increased with the acquisition of DIS.

During the nine months ended July 31, 1997 and 1996, interest income was approximately $300,000 and $250,000, respectively. The majority of 1997 interest income was related to related party note receivables and the sale to DHS (see
Note 7). During the nine months ended July 31, 1997 and 1996, interest expense was approximately $7,500,000 and $5,050,000, respectively. Interest expense increases in 1997 were primarily due to the acquisition of DIS which incurred approximately $1,975,000 in interest charges.

During the nine months ended July 31, 1997 and 1996, the Company recognized other income of approximately $5,800,000 and $1,700,000, respectively. During 1996, DIS's operations were not consolidated with PHS and resulting management fee income was not eliminated. In addition, the Company had various gains on settlements during 1996 increasing other income including, but not limited to, the TME settlement for $500,000 (see Form 10-K for the year ended October 31, 1996). During the nine months ended July 31, 1997, the Company realized a gain from the sale to DHS (see Note 7) of approximately $5,600,000. During the nine months ended July 31, 1997 and 1996, the Company realized an extraordinary gain from early extinguishment of debt of approximately $200,000 and $1,070,000, respectively.

During the nine months ended July 31, 1997 and 1996, the Company had net losses of approximately $7,465,000 and $265,000, respectively

Liquidity and Capital Resources

Cash  increased  for the  nine  months  ended  July  31,  1997 by  approximately
$475,000.   Cash   decreased  for  the  nine  months  ended  July  31,  1996  by approximately $3,600,000.

Cash generated from investing activities for the nine months ended July 31, 1997 and 1996 was approximately $12,400,000 and $260,000, respectively. In 1997, the Company sold four of DIS's hospital-based MRI sites and its Ultrasound Division for approximately $16,000,000 in cash, acquired DIS stock for approximately $1,465,000, acquired Las Posas Medical Imaging for $35,000, purchased additional units in DIS's TVIC partnership for approximately $200,000 and purchased approximately $1,830,000 of property and equipment.

Cash utilized for financing activities for the nine months ended July 31, 1997 and 1996 was approximately $9,400,000 and $2,650,000, respectively. With the proceeds from the sale to DHS (See Note 7), the Company reduced its outstanding lines of credit obligations by approximately $3,000,000 in addition to other notes payable and capital lease principal reductions of approximately $8,200,000. During the nine, months ended July 31, 1997, the Company borrowed approximately $465,000 from Coast Business Credit, increased its cash overdraft approximately $1,050,000 and received additional working capital loans from DVI (collateralized by existing equipment) of approximately $1,025,000. In addition, during the nine months ended July 31, 1997, the Company repurchased bond debentures for approximately $260,000, purchased treasury stock for approximately $135,000, distributed joint venture income of approximately $225,000, and repaid related parties approximately $90,000 (See Note 4).

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Liquidity and Capital Resources (Continued)

At July 31, 1997, the Company had a net working capital deficit of $18,951,167 as compared to a working capital deficit of $22,626,649 at October 31, 1996, an increase of $3,675,482. The improvement from year-end is primarily attributable to the reduction in notes and leases payable, including lines of credit, from the sale to DHS. The decrease in working capital from April 30, 1997 is primarily due to increased borrowings on lines of credit initially paid down with the DHS sale proceeds.

The Company's working capital needs are currently provided under three lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together, with interest, at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender holds a first lien on substantially all of Radnet's (Beverly Radiology's) and FDI's assets to secure repayment under this line of credit. The President and C.E.O. of PHS has personally guaranteed $3,000,000 of the loans. In addition, the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At July 31, 1997, approximately $7,930,000 was outstanding under this line.

Under a second line of credit due December 1997, the Company may borrow the lesser of 75% of the eligible accounts receivable, $4,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate of the bank's prime rate plus 3-1/2%. The credit line is collateralized by approximately 80% of the Tower division's (Radnet Sub, Inc.) accounts receivable. As of July 31, 1997, approximately $2,225,000 was outstanding under this line.

Under the third line of credit, the Company may borrow the lesser of $4,000,000 or approximately 53% of DIS's eligible accounts receivable. At July 31, 1997, approximately $1,940,000 was outstanding under this line. This line, originally due June 1997, was extended on a month-to-month basis and was closed at the Company's request, and paid in full, in September 1997.

The Company's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $29,650,000, $17,375,000, $15,200,000,
$14,500,000 and $10,150,000, respectively. The July 31, 1997 lines of credit balances were approximately $12,100,000. Interest expense (excluding line of credit and bond debenture interest) for the next five years, included in the above payments, will be approximately $5,525,000, $4,000,000, $2,900,000,
$1,650,000 and $725,000, respectively. In addition, the Company has non-cancelable operating leases for use of its facilities and certain medical equipment which will average approximately $3,000,000 in annual payments over the next five years.

As of July 31, 1997, approximately $500,000 remains on the Company's books for estimated legal and settlement costs related to a building lease for one closed center.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------



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

On April 18, 1997, the Registrant borrowed $5,500,000 from Diagnostic Imaging Services, Inc. (of which approximately 70% of the outstanding common stock is owned by the Registrant). The principal is due and payable on or before March 31, 1998 with monthly interest at 10%.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SIGNATURES
------------------------------------------------------------------------------




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Primedex Health Systems, Inc. and Affiliates

                               (Registrant)


November 28, 1997              By:/s/ Howard G. Berger
                               --------------------
                               Howard G. Berger, M.D., President, Principal
                               Executive Officer, Financial Officer and Director