Form 10-K
period 1997-12-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1998-03-27
CIK 790526

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  -----------

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended October 31, 1997      Commission File Number 0-19019

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

                              Yes         No  X

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ___________

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6,604,033 on February 27, 1998 based upon the mean between the closing bid and closing ask price for the common stock in the over-the-counter market on said date.

The number of shares of the registrant's common stock outstanding on February 27, 1998 was 39,132,260 shares (excluding treasury shares).

                       Documents Incorporated by Reference

                                      NONE

                                     PART I

Item 1. Business

        (a) Background. Primedex Health Systems, Inc. ["PHS" or the "Company"] is a New York corporation organized in 1985 and principally engaged in the healthcare services industry. Through its 29 California diagnostic imaging facilities [seven of which are wholly-owned or in partnerships with unaffiliated parties with the Company's 74% owned Diagnostic Imaging Services, Inc. ["DIS"] subsidiary and one is in partnership with an unaffiliated party with the Company's Radnet subsidiary], the Company arranges for the non-medical aspects of medical imaging offering MRI, CT, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public. DIS also operates a cancer care therapy center. PHS' executive offices are located at 1516 Cotner Avenue, Los Angeles, California 90025 where its telephone number is [310] 478-7808.

      RadNet Management.

      The Company's wholly-owned subsidiary, RadNet Management, Inc. ["RadNet"], owns and operates 21 medical imaging centers and is a joint venture partner in one other imaging center. Fifteen of the imaging centers are located in Southern California [with four centers located in Beverly Hills and known as the Tower Division] with the remaining seven centers located in northern California. At the wholly-owned centers, RadNet provides the imaging center facilities and equipment as well as all non-medical operational, management, financial and administrative services. At the joint venture center, RadNet performs non-medical management services. At all 22 centers, the medical services and medical supervision are provided by various independent physicians and physician groups [at most of the centers, the medical services are provided by Beverly Radiology Medical Group ["BRMG"] [see "Item 13"]. As compensation for its management and other services at the various centers, RadNet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, RadNet, in addition to a management fee, also shares in joint venture net income.

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

      DIS at that time owned and operated 10 imaging centers providing high quality diagnostic imaging services located in the Los Angeles and San Diego areas, as well as 15 ultrasound laboratories located in hospitals, 13 mobile ultrasound units servicing hospitals and office buildings, and one mobile MRI servicing a single hospital. DIS also operates a cancer care therapy center in Temecula, California. DIS acquired and/or opened three additional centers in 1996. In March and April, 1997, DIS sold four of its imaging centers and its ultrasound business to Diagnostic Health Services, Inc. ["DHS"], an unrelated third party for approximately $16 Million and $9 Million, respectively, less outstanding capital lease obligations and other liabilities. As a part of that sale the Company retained a management agreement for the MRI facilities sold whereby the Company will provide certain administrative services for which it will receive five percent of cash receipts. In February 1998, DHS acquired the DIS partnership interest in the Scripps Chula Vista MRI Center in exchange for 127,250 shares of its Common Stock. The shares are restricted, nevertheless, the current market value of such Stock as of February 27, 1998 is approximately $1,400,000.


      As of August 1, 1996, the Company acquired additional shares of DIS's common stock from the president of DIS and certain parties affiliated with him thereby bringing the aggregate number of shares of DIS common stock owned by the Company to 6,706,307 shares representing approximately 59% of the outstanding shares [8,228,046 shares representing approximately 64% of the outstanding shares if warrants held by the Company are exercised]. The Company acquired the shares by issuance of its five-year interest-only promissory notes aggregating $3,272,046 together with its five-year warrants to acquire approximately 4,000,000 shares of the Company's common stock at $.60 per share. Since August 1996, the Company has acquired an additional 1,821,663 shares of DIS common stock from certain third parties for $2,236,770 in cash thereby increasing the Company's ownership to approximately 74% of the outstanding DIS common shares as of February 27, 1998.

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

      At October 31, 1997, PHS was a minority [approximately 19%] stockholder with a passive investment in VMI. PHS had no involvement in VMI's management and has no ability to verify the present status of the research effort or VMI's ability to meet its financial obligations. No assurances can be given that PHS will realize any future return on its investment in VMI [although it has been repaid all of the cash which it originally invested in VMI].

      Future Diagnostics

      In November 1995, the Company acquired the outstanding capital stock of Future Diagnostics, Inc. ["FDI"] in exchange for the Company assuming approximately $855,000 of FDI liabilities and paying an aggregate $2,345,000 to the sellers. FDI arranges for the provision of imaging services for large payors [such as large employers and insurance carriers] through a network of approximately 250 imaging centers primarily in California and also provides related utilization review and quality assurance services. On September 8, 1997, the Company sold FDI to an unrelated third party for $13,500,000 ($9,761,853 cash and a two year 10% interest bearing note for $2,000,000 (paid in full in December 1997) with the balance of the purchase price consisting of the asumption of liabilities). The Company retained RadNet Managed Imaging Services, Inc. ["RMIS"] which still provides utilization review and quality assurance services.

        Tower Imaging

        Beginning in January 1999, the Company will relocate three of its Tower Imaging locations (120 East, 444 San Vicente and 1 West/Women's) from locations presently on the Cedars Sinai Hospital Campus in Los Angeles to a single location in Beverly Hills. Fiscal 1997 net revenue from the three sites was approximately $13,225,000 and while the new site is within the Cedars Sinai market area, the Company is unable to assess if there will be a negative impact to revenues as a result of the relocation, although any loss will be reduced by the annual space lease savings of approximately $1,000,000.


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

      Computed Axial Tomography [CT] - CT is 100 times more sensitive than conventional x-ray. It is used to see inside any of the body's organs, including the brain, to detect disease and damage. CT focuses an x-ray on a specific plane of the body, processes the image by computer, and constructs a picture on a monitor, and later on film. Tissues of various density appear as different shades of gray, bone [the most dense] as white, and air and fluid is black. The procedure is painless and takes about one-half hour per study; more than one study is often ordered on each patient. The patient simply lies on a special, monitored table which is guided into the scanner. Some CT studies involve the use of an injected contrast agent to better visualize anatomy and pathology. The Company primarily uses non-ionic CT contrast agents to minimize contrast reactions. A CT system costs in the range of $400,000 to $700,000.

      Diagnostic Radiology- X-ray services, diagnostic tests employing x-ray radiation on two planes; includes fluoroscopy and endoscopy.

      Magnetic Resonance Imaging [MRI] - Diagnostic imaging based on magnetism rather than radiation or conventional x-ray. MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications; MRI is painless, requiring only that the patient lie still on a motorized table that slides into a long cylinder. On some MRI studies, an injected contrast agent is used, and some require the use of special "coils," permitting highly accurate scanning of a particular part of the body. MRIs are the single most expensive pieces of equipment at RadNet imaging centers costing between $900,000 and $1,500,000.

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

                                     Mammo-   Ultra-    Diagnostic   Nuclear
  Center               MRI    CT     graphy    sound     Radiology  Medicine
Tower Division:
  Roxsan                *      *        *        *           *          *
  120 East                     *                             *          *
  444 San Vicente       *                                    *
  1 West/Women's                        *        *
Antelope Valley         *
Camarillo**                             *        *           *
Corona**                       *        *        *           *          *
Fresno                  *      *        *        *           *
La Habra                *      *
Lancaster [Two Sites]   *      *        *        *           *          *
Northridge              *      *        *        *           *          *
North County**
  [San Diego]           *      *
Orange                  *      *        *        *           *          *
Oxnard                  *               *        *           *
Riverside**             *      *        *        *           *
Sacramento [DRI]
  [Two Sites]           *      *        *        *           *
San Francisco           *      *
Santa Clarita           *      *        *        *           *
Santa Monica**                          *        *
Santa Rosa              *
Stockton/Valley         *      *        *        *           *          *
Temecula**              *      *        *        *           *
Thousand Oaks**         *      *        *        *           *          *
Tustin                  *                        *           *
Vacaville               *      *                             *
Ventura                 *      *        *        *           *          *
Westchester             *      *        *        *           *

  *Indicates availability
**Indicates a DIS facility

In addition, cancer care therapy is performed at Valley Regional Oncology Center, a DIS center located in Temecula, California.

Management Services and Compensation

      Radnet has entered into Management Agreements with respect to its wholly-owned imaging centers with various physicians and physician groups [the "Physician Group"]. Pursuant to the typical Management Agreement, the Company makes available the imaging center facilities and all of the furniture and medical equipment at such facilities for use by the Physician Group and the Physician Group is responsible for staffing the center with qualified medical personnel. In addition, the Company provides management services and administration of the non-medical functions and services relating to the medical practice at the center including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billings and collections, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, advertising, marketing and promotional activities and the preparation and filing of all forms, reports and returns required in connection with unemployment insurance, workers' compensation insurance, disability, social security and similar laws. As compensation for the services furnished under the Management Agreement, the Company is paid a Management Fee equal to an agreed percentage of the medical practice billings, as and when collected, varying between 70% to 85% of such collections.

      At the joint venture imaging center, Radnet has entered into a Management Agreement to provide management, administrative and billing and collection services for a management fee approximating eight percent of the gross monthly receipts received for services performed at the center. In addition, as a joint venture partner, the Company is entitled to 50% of joint venture income after deduction of all expenses including amounts paid for medical services and medical supervision.

      At most of RadNet's and DIS's wholly-owned imaging centers, the medical services including medical supervision are supplied by Beverly Radiology Medical Group ["BRMG"]. BRMG is owned by Dr. Howard Berger [see "Items 11,12 and 13"]. RadNet has a Management and Services Agreement with BRMG for a ten-year term until June 2002, terminable prior thereto at RadNet's election upon the occurrence of certain events including a change in BRMG's ownership such that Dr. Berger is no longer an owner in the aggregate of at least 60% of the equity ownership of BRMG. As compensation for its services furnished under the Management and Service Agreement, BRMG has agreed to pay a Management Fee to RadNet equal to 81% of its medical practice receipts at the contracted centers, as and when collected.

Equipment

      The two most expensive types of diagnostic medical equipment found at the imaging centers owned or managed by the Company are the MRI and the CT systems. As set forth in the chart under "Imaging Centers" above, 22 centers provide MRI services and 19 centers provide CT services. A majority of the MRI systems and CT systems at the Company's imaging centers are manufactured by General Electric or Siemens. The acquisition of these systems as well as the acquisition of the other relatively expensive diagnostic medical equipment at the various imaging centers has been effected through various financing arrangements directly with the manufacturer involving the use of capital leases with purchase options at minimal prices at the end of the lease term, the issuance of long term installment notes and the use of operating leases with purchase options at substantial prices at the end of the lease term. At October 31, 1997, capital lease obligations totaled approximately $26 million through September 30, 2004 including current installments totaling approximately $5 million. Also at October 31, 1997, installment notes payable totaled approximately $46 million through October 31, 2005 including current installments of approximately $15.4 million. Commitments under equipment operating leases at October 31, 1997 were approximately $633,000 through October 31, 2002 including current obligations of approximately $314,000. To the extent additional imaging centers are opened or acquired, these obligations could materially increase. See the above described chart as to the other equipment available at each imaging center.

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

      The Company currently employs 10 full-time and 3 part-time marketing and sales personnel who are compensated on a salary or salary plus commission basis and who periodically inform the medical community including individual physicians and the administrators of IPAs, HMOs, PPOs, and similar organizations throughout Southern California as to the services provided at the Company's owned or managed imaging centers. Patients are obtained by direct referral or through contract. Some contracts, referred to as "capitation contracts," provide for a fixed fee per organization member, which is paid to the medical service provider. Under a "capitation" contract, the provider agrees to provide specified services to the organization members for a fixed, predetermined payment per member for a specified time period [usually one year], regardless of how many times the member uses the service. No assurances can be given that any of the current or future "capitation" contracts will be profitable as there is a possibility that management could underestimate the number of times the services at its imaging centers will be used by the contracting organization's members during the contract term.

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

Insurance

      BRMG maintains a medical malpractice insurance policy in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate covering each physician obtained by it pursuant to its medical staffing obligations at the various imaging centers. The policy provides ongoing coverage from any claims made by patients seen by the physicians as well as coverage for all of the Company's non-medical personnel at each center against medical malpractice claims. RadNet, DIS and PHS are also named insureds under the policy. All other physicians who perform medical services at the various imaging centers are required to maintain medical malpractice insurance coverage with similar limits. Although management believes that such levels of insurance are adequate, there can be no assurance in this regard. In addition, the Company maintains $32,000,000 of blanket general liability insurance covering each center and its own principal offices as well as all of its employees. BRMG, DIS, FDI and PHS are also named insureds under this policy. The Company also maintains two medical equipment repair and maintenance policies covering each center with aggregate annual limits of approximately $10.6 million.

Employees

      At October 31, 1997, the Company [including DIS] had a total of 410 full-time employees of whom 12 served in executive positions, 127 supplied technical and managerial services at the various imaging centers, and the balance provided administrative, transcription, clerical and similar services.

      None of the Company's employees are subject to a collective bargaining agreement nor had the Company experienced any work stoppages. The Company believes that its employee relations are good.

Government Regulation

      Substantially all of the Company's current operating revenues are attributable to its operations in the health care services industry through RadNet and DIS. The health care services industry in which the Company operates is subject to a wide range of federal and state governmental regulatory requirements and prohibitions affecting all aspects of the Company's operations. Government regulation of the health care services industry in general, and the occupational health care industry in particular, may adversely affect the Company's business through, among other things, potential reduction in payment for health care services.

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

      Corporate Practice of Medicine - In California, a lay person or any entity other than a professional corporation is not allowed to practice any of the healing arts including by employing professional persons or have any ownership interest or profit participation in or control over any healing arts professional practice. This doctrine is commonly referred to as the prohibition on the "corporate practice" of medicine. The Company believes that arrangements for the management of medical practices have in fact become quite common in California, and have not generally been challenged with regard to the corporate practice issue. However, because these types of arrangements are not required to be reported, the Company cannot substantiate its belief. There can be no assurance that the Company's present arrangements with BRMG or the physicians providing medical services and medical supervision at the Company's imaging centers will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting the Company to potential damages, injunction and/or civil and criminal penalties.

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

      Center
      Wholly-Owned           Approx. Sq. Ft.Annual Rental forCompany's %
                                of Center Leased FacilityOwnership InterestLease Expiration
      Tower Division:
      [Beverly Hills and Environs]
      Roxsan                      8,143      $ 205,000      100%      October 2001
      120 East                    5,350      $ 281,000      100%      June 1999
      444 San Vicente             9,900      $ 669,000      100%      January 1999
      1 West/Women's              4,600      $ 324,000      100%      June 1999
      Wilshire [New Tower]1      13,778      $ 454,674      100%      June 2018
      Antelope Valley             2,900       $66,200       100%      June 2000
      Fresno                      3,807       $78,600       100%      January 2003
      La Habra                    3,034       $36,400       100%      January 2003
      Lancaster 2                 7,827      $156,125       100%      July 2002
      Northridge                  7,500        Owned        100%      N/A
      Orange                      4,200      $131,900       100%      February 2001
      Oxnard                      5,100      $101,000       100%      February 2002
      Sacramento [DRI]2           9,771      $312,500       100%      February 2003
      San Francisco               3,380      $111,500       100%      March 2000
      Santa Clarita               4,833       $93,300       100%      December 1998
      Santa Rosa                  4,235      $125,700       100%      July 2001
      Stockton/Valley             6,800      $138,000       100%      Pending
      Tustin                      5,310       $98,500       100%      April 2003
      Vacaville                   1,743       $48,000       100%      March 2001
      Ventura                     9,440      $130,300       100%      July 2002

      DIS Centers
      Camarillo                   1,200       $36,000        74%      August 2001
      Corona                      5,328       $90,000        74%      October 1998
      North County [San Diego]    2,042       $51,900        74%      October 2000
      Riverside                   8,312      $156,000        74%      July 2001
      Santa Monica [Parkside
       Womens]                    3,103      $105,600        74%      June 2000
      Temecula                    4,247      $141,000        74%      June 1998
      Temecula Oncology           5,418       $94,400        74%      August 1998
      Thousand Oaks               8,300      $281,000        74%      January 2001

      Joint Venture
      Westchester                 6,763      $230,000        50%      July 2001

      Other Facilities
      RadNet [Corp. office]1990  11,500      $199,000        N/A      May 2003
      Warehouse/Other  various   30,183      $413,810        N/A      Various

      (1)The Company has leased space consolidating all three locations to a new facility in Beverly Hills.
      (2) Includes two locations

      Item 3.          Legal Proceedings

      (a) At November 1, 1993, the Company was a defendant in a putative class action pending in the United States District Court for the District of New
Jersey entitled "In re Hibbard Brown & Company Securities Litigation. The plaintiffs subsequently amended the Consolidated Class Action Complaint and in July 1994, filed a Second Amended and Consolidated Class Action Complaint [the "Second Consolidated Complaint"] in the matter. In the Second Consolidated Complaint, the plaintiff identified certain alleged "control" companies including among others, the Company, ITI, Digital Products Corporation and Site and alleged that the defendants violated the federal securities laws and the Racketeer Influenced Corrupt Organizations Act ["RICO"] by initiating and/or joining in a conspiracy and course of conduct designed to manipulate and artificially inflate the market prices of the stocks of the various "control" companies [allegedly controlled by the Company, the Company's former principal stockholder and others] in order to permit the defendants to sell "large" amounts of the "control" companies' securities to the public at manipulated prices and reap "huge" profits. The Second Consolidated Complaint claimed damages as well as punitive damages [including a trebling of damages pursuant to the RICO statute], interest, attorneys' fees and costs, all of which were unspecified in amount. In September 1994, the Court certified the matter as a class action. Subsequent thereto, certain of the defendants, including the Former Principal Stockholder, FNW, WFG and Hibbard filed for protection from creditors pursuant to the federal bankruptcy laws. See Part II, Item 1 of the Company's Form 10-Q for the quarter ended January 31, 1996.

      Management contended that the Company was not a party to any conspiracy and did not engage in any illegal course of conduct. The Company entered into a preliminary settlement with the plaintiff class in this lawsuit by the payment of $240,000 in April 1996. Although the settlement between the Company and the plaintiff class was granted preliminary court approval, the settlement is subject to final approval by the class and to final court approval, which has not yet been obtained.

      (b) In connection with the cessation of operations at its Beverly Hills MRI location, lawsuits were filed against RadNet by the lessor of the property for past due rent, future rent and damage to the premises plus costs. The lessor's lawsuit against RadNet was settled in November 1997, with RadNet paying the lessor $669,000.

      The Company's subsidiaries are currently parties to other litigation, none of which is deemed by management to be material in nature.

Item 4. Submission of Matters to a Vote of Security Holders

                         Inapplicable

                                    PART II

Item 5. Market for the Registrant's Common

        Stock and Related Stockholder Matters

        PHS Common Stock is traded in the over-the-counter market on the OTC Bulletin Board [symbol, "PMDX"]. The following table indicates the high and low bid and asked prices for PHS Common Stock for the periods indicated based upon information supplied by the National Quotation Bureau, Inc. Such quotations reflect interdealer prices without adjustment for retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                              Bid Price(1)               Asked Price(1)
Quarter Ended          High                 Low       High              Low

January 31, 1996        .25                 .12        .52              .21
April 30, 1996          .50                 .20        .81              .32
July 31, 1996           .54                 .52        .77              .61
October 31, 1996        .41                 .36        .71              .54

January 31, 1997        .49                 .33        .50              .48
April 30, 1997          .54                 .34        .56              .36
July 31, 1997           .40                 .31        .42              .33
October 31, 1997        .61                 .29        .63              .31
--------------
    (1) The above information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

    The last reported bid and asked prices for PHS Common Stock on the OTC Bulletin Board on February 27, 1998, were $.24 and $.26, respectively. As of February 27, 1998, the number of holders of record of PHS Common Stock was 2,705. However, a substantial number of PHS' outstanding shares of Common Stock were owned of record on said date by "Cede & Co.," the nominee for Depository Trust Company, the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of PHS Common Stock is substantially greater than 2,705.

    During fiscal 1997, PHS repurchased an aggregate of 325,000 shares of its outstanding common stock for an aggregate $133,220 and repurchased $2,906,000 of its outstanding debentures for a purchase price of $1,984,093 in open market purchases from unaffiliated third parties. Subsequent to fiscal 1997, PHS repurchased an additional $1,736,000 of its outstanding debentures for a purchase price of $1,207,050 from unaffiliated third parties.

    Recent Sales of Unregistered Securities

    In reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Company issued its common stock to two individuals in connection with the exercise of outstanding options aggregating 325,000 shares.

Item 6.  Selected Consolidated Financial Data


                                          [In thousands, except per share data]

                                                   Y e a r s     e n d e d
                                                    O c t o b e r   3 1,
                                     1 9 9 7     1 9 9 6    1 9 9 5 [A]  1 9 9 4 [A]  1 9 9 3
                                     -------     -------    -------      -------      -------
Operating Data:

  Gross Revenues                    $132,569    $111,381    $ 88,884    $ 69,942    $ 70,122

  Operating Expenses                $ 74,687    $ 58,372    $ 98,124    $ 50,289    $ 50,414

  [Loss] from Investee Transactions $     --    $   (314)   $     --    $   (26)    $   (648)

  Income [Loss] from Continuing
   Operations [Exclusive of Non-
   Recurring Items] -Net of
   Taxes **                         $   (748)   $ (8,361)   $(57,616)  $(20,476)    $(16,004)

  Income [Loss] from Discontinued
   Operations                       $     --    $     --    $ (3,813)  $(3,371)     $(39,646)

  Net [Loss] Income Before
   Extraordinary Items              $ (2,343)   $ (9,511)   $(62,370)  $(20,912)    $(47,787)

  Extraordinary Items - Gain        $  1,595    $  1,150    $    941   $    --      $     --

  [Loss] Income Per Common Share
   From Continuing Operations
   Before Extraordinary Items       $   (.06)   $   (.24)   $  (1.54)  $  (.44)     $   (.21)

  [Loss] Income Per Common Share from
   Discontinued Operations          $     --    $     --    $   (.09)  $  (.08)     $  (1.04)

  [Loss] Income Before Extraordinary
   Items                            $   (.06)   $   (.24)   $  (1.63)  $  (.52)     $  (1.25)

  Net [Loss] Income Per Common Share$   (.02)   $   (.21)   $  (1.61)  $  (.52)     $  (1.25)

  Cash Dividends Per Common Share   $     --    $     --    $     --   $    --      $     --

Balance Sheet Data:
  Cash and Cash Equivalents         $    130    $    152    $  3,929   $ 5,649      $ 24,557

  Total Assets *                    $ 86,340    $105,931    $ 66,760   $153,551     $188,151

  Total Long-Term Liabilities       $ 76,843    $ 85,464    $ 54,088   $ 67,666     $ 58,668

  Total Liabilities                 $111,270    $130,792    $ 82,002   $104,522     $107,698

  Working Capital [Deficit]         $(12,027)   $(22,627)   $ (4,337)  $    528     $ 16,970

  Stockholders' Equity [Deficit]    $(24,930)   $(24,861)   $(15,242)  $ 49,029     $ 80,452


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SUMMARY CONSOLIDATED FINANCIAL INFORMATION
[GRAPHIC OMITTED]




[In thousands, except per share]


     [A] The operating data for October 31, 1994, gives effect to the spin off of the Care Advantage, Inc. subsidiary as of October 31, 1994.

         * At October 31, 1997, 1996, 1995 and 1994, includes $20,169,  $31,822,
   $15,383 and $58,725 of net goodwill, respectively.

   **    Reconciliation of Income from Continuing Operations - Net of Taxes

                                                            O c t o b e r  3 1,
                                             ----------------------------------------
                                                   1 9 9 5                 1 9 9 4
                                             -------------------  -------------------

Net [Loss]                                            $ (61,429)           $(20,912)
Loss from Discontinued Operations                         3,813               3,371
                                                      ---------            --------

[Loss] from Continuing Operations
  [Inclusive of Non-Recurring Items] - Net of Taxes     (57,616)            (17,541)
Less: Nonoperating Gain from Investee Stock
      Transactions [See Note 2]              $     --             $  2,935
Net of Approximate Taxes                           --        --         --    2,935
                                             -------- ---------   -------- --------

  [Loss] from Continuing Operations [Exclusive of
   Non-Recurring Items] - Net of Taxes                $ (57,616)           $(20,476)
                                                      =========            ========


ITEM 7.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[GRAPHIC OMITTED]



Background

Primedex Health Systems, Inc. ["PHS"] [formerly CCC Franchising Corp.] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products, the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock at October 31, 1997, which is accounted for using the cost method at $-0-.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutics, Inc. ["ITI"]. As of October 31, 1995, the Company owned approximately 19% of ITI and accounted for this investment using the cost method, which was $-0-. In November of 1995, this investment was sold for $143,750.

As of January 31, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. I, entered into an asset purchase agreement with Primedex Corporation ["PC"] for approximately $46,250,000. On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry. Accordingly, the operating results of this subsidiary were reclassified as a discontinued operation and the appropriate prior period amounts were restated. Effective August 1, 1995, substantially all of the assets of PC were sold to an unrelated party for approximately $9,448,000 [See Note 20]. The sale resulted in a loss of approximately $3,800,000.

As of April 30, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. II, entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The Statements of Operations and Cash Flows for the years ended October 31, 1997 and 1996 reflect the operations and cash transactions of Radnet.

On December 23, 1993, the Company acquired Advantage Health Systems, Inc. ["AHS"], a newly organized corporation formed to provide medical and surgical utilization reviews for major providers of health insurance, for $6,000,000 in cash. On August 26, 1994, the Company announced a plan to spin-off its subsidiary, Care Advantage, Inc. ["CareAd"] which owns AHS [See Note 21].

On November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of cash, notes and assumed assets and liabilities. Founded in 1989, FDI is a leading Radiology management service organization providing network development and management along with diagnostic imaging cost containment and utilization review services. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for approximately $13,500,000 in cash, notes and assumed liabilities. The sale resulted in a gain of approximately $10,400,000. The Statements of Operations and Cash Flows for the years ended October 31, 1997 and 1996 reflect the operations and cash transactions with FDI.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[GRAPHIC OMITTED]



Background [Continued]

On March 25, 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 and acquired a five-year warrant to purchase an additional 1,521,739 shares of DIS stock at $1.60 per share. The $4 million was borrowed by the Company from a primary lending source. In addition, the Company established a five-year $1 million revolving loan with DIS. During the four-month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. Effective August 1, 1996, the Company issued a five-year promissory note for $3,272,046, and five-year warrants to purchase approximately 4,000,000 shares of PHS common stock at $.60 per share, to acquire an additional 3,228,046 shares of DIS common stock. The purchase made PHS the majority shareholder in DIS with approximately 59% ownership.

During fiscal 1997, the Company purchased an additional 1,293,663 shares of DIS common stock from various unrelated parties for $1,639,623 increasing its total ownership to approximately 70%. In subsequent purchases through February 27, 1998, the Company purchased an additional 528,000 shares of DIS common stock for $597,144 increasing its total ownership to approximately 74%. In connection with the DIS common stock purchases, the Company recorded goodwill of $8,832,843 of which $1,555,154 was written off in conjunction with the disposal of Parkside and $2,744,474 was written off in conjunction with the sale of the ultrasound division and four of DIS's hospital-based MRI facilities to Diagnostic Health Services, Inc. ["DHS"] during fiscal 1997. The Statements of Operations and Cash Flows for the years ended October 31, 1997 and 1996 reflect the operations and cash transactions of DIS; during fiscal 1996, DIS was consolidated with PHS effective August 1st.

Forward Looking Information

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and that there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward looking statements will be realized. There are a number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-K, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

Discussion of Operations for the Year Ended October  31, 1997 vs.
October 31, 1996

The following discussion relates to the continuing activities of Primedex Health Systems, Inc..

Results of Operations

The discussion of the results of continuing operations includes PHS, Radnet, FDI and DIS for the years ended October 31, 1997 and 1996.

For the years ended October 31, 1997 and 1996, the Company had operating losses from continuing operations of $7,668,385 and $1,833,120, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[GRAPHIC OMITTED]




Discussion of Operations for the Years Ended October 31, 1997 vs.
October 31, 1996

Results of Operations [Continued]

The Company generated net revenue of $67,018,507 and $56,538,507 for the years ended October 31, 1997 and 1996, respectively. The increase in net revenue in 1997 is primarily attributable to the acquisition of DIS. During the year ended October 31, 1997, Radnet generated net revenue of $44,952,132, FDI generated net revenue of $7,010,470, PHS generated net billing revenue of $225,701 and DIS generated net revenue of $14,830,204 [net of elimination entries]. During the year ended October 31, 1996, Radnet generated net revenue of $43,439,338, FDI generated net revenue of $7,482,487 and DIS generated net revenue of approximately $5,616,682 [for the partial period from August to October 1996] [net of elimination entries].

For the years ended October 31, 1997 and 1996, operating expenses totaled $74,686,892 and $58,371,627, respectively. For the year ended October 31, 1997, Radnet's operating expenses were $44,880,065, FDI's operating expenses were $6,090,612, DIS's operating expenses were $20,753,338 and PHS's overhead expenses were $2,962,877 [net of elimination entries]. For the year ended October 31, 1996, Radnet's operating expenses were $43,754,174, FDI's operating expenses were $6,332,934, DIS's operating expenses were $5,687,219 [for the partial period from August to October 1996] and PHS's overhead expenses were $2,597,300 [net of elimination entries]. The increase in fiscal 1997 operating expenses is primarily attributable to DIS given its fiscal 1996 operating expenses included only three months of consolidated financial information. In addition, DIS recognized an impairment loss on the closure of Parkside during the twelve months ended October 31, 1997.

For the years ended October 31, 1997 and 1996, the Company incurred expenses for salaries and professional reading fees of $26,328,082 and $22,563,519, respectively, FDI vendor site costs of $4,254,903 and $4,433,907, respectively, building and equipment rental expenses of $6,226,423 and $5,535,652, respectively, general and administrative expenses of $21,915,419 and $17,266,956, respectively, provisions for bad debt of $1,962,837 and $2,531,337, respectively, and depreciation and amortization expense of $8,783,419 and $6,040,256, respectively. In addition, during fiscal 1997, the Company incurred restructuring costs of $662,026 and recorded an impairment loss on the closure of Parkside of $4,553,783.

For the year ended October 31, 1997 and 1996, interest income was approximately $295,000 and $258,000, respectively. For the years ended October 31, 1997 and 1996, interest expense was approximately $9,845,000 and $7,893,000, respectively. For the consolidated three month period ended October 31, 1996, DIS's interest expense was approximately $855,000; for the twelve months ended October 31, 1997, DIS's interest expense was approximately $2,505,000. The remaining increase in interest expense is primarily attributable to PHS promissory notes payable issued with the August 1996 acquisition of DIS common stock.

For the year ended October 31, 1997 and 1996, the gain on sale of subsidiaries and Divisions was $16,082,302 and $143,750, respectively. Fiscal 1997's gain primarily consisted of the sale of DIS's ultrasound division and four of its hospital-based MRI facilities to DHS in March 1997 and the sale of FDI to PHM in September 1997. The Company recognized gains from the sales of DIS's sites and FDI of approximately $5,600,000 and $10,400,000, respectively. Fiscal 1996's gain was the result of the sale of ITI stock.

For the year ended October 31, 1997, other income [expense] was an expense of approximately $640,000. For the year ended October 31, 1996, other income
[expense] was income of approximately $935,000. Fiscal 1997's other expense primarily consisted of the sale, disposal and abandonment of fixed assets of approximately $825,000. Fiscal 1996's other income primarily consisted of $335,000 of pre-consolidation DIS management fee income and a $500,000 legal settlement gain.

For the years ended October 31, 1997 and 1996, the Company had gains on early extinguishment of debt of $1,595,106 and $1,149,817, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[GRAPHIC OMITTED]



Discussion of Operations for the Years Ended October 31, 1997 vs.
October 31, 1996

Results of Operations [Continued]

For the years ended October 31, 1997 and 1996, the Company had net losses of $748,095 and $8,361,096, respectively. For the year ended October 31, 1997, Radnet realized net losses of $4,138,831, FDI generated net income of $11,283,923, DIS realized net losses of $2,747,775 [including write-offs of net acquisition goodwill of $4,193,662], and PHS realized net losses of $5,145,412 [net of elimination entries]. For the year ended October 31, 1996, Radnet realized net losses of $2,596,218, FDI generated net income of $241,545, DIS realized net losses of $1,494,829 [including the investment loss for the interim period of $313,649], and PHS realized net losses of $4,511,594 [net of elimination entries].

Liquidity and Capital Resources

Cash decreased for the years ended October 31, 1997 and 1996 by $22,353 and $3,776,962, respectively.

Cash generated from investing activities for the year ended October 31, 1997 was $20,741,396. Cash utilized for investing activities for the year ended October 31, 1996 was $77,638. During the year ended October 31, 1997, the Company received proceeds of $9,761,853 from the sale of FDI to PHM, $266,500 from the sale of certain medical equipment and other assets, and $15,972,720 from the sale of DIS's Ultrasound Division and four of its hospital based MRI facilities to DHS. The DHS sale proceeds were as follows: $6,519,475 from the sale of the Ultrasound Division, $7,453,245 from the sale of the MRI facilities and $2,000,000 in covenant not-to-compete income split equally between PHS and DIS. During the year ended October 31, 1997, the Company acquired an additional 1,293,663 shares of DIS common stock for $1,639,623, purchased the outstanding limited partnership units in Valley Regional Oncology Center ["VROC"] for $260,000, purchased additional limited partnership units in Temecula Valley Imaging Center ["TVIC"] for $196,875, and purchased the assets of Las Posas Medical Imaging for $35,000. During the year ended October 31, 1996, the Company paid $1,100,000 in modification of its management fee [See Note 7], received proceeds from the sale of its marketable securities of $1,998,458, received proceeds from the sale of ITI stock of $143,750, acquired imaging centers for $732,160, advanced approximately $1,640,000 to DIS prior to the Company's consolidation in August 1996 and was repaid $1,937,500 on notes due from related parties. During the years ended October 31, 1997 and 1996, the Company purchased property and equipment of $3,098,179 and $682,472, respectively.

Cash utilized for financing activities for the years ended October 31, 1997 and 1996 was $17,894,237 and $2,726,305, respectively. For the year ended October 31, 1997 and 1996, the Company made principal payments on notes payable and capital lease obligations of $17,741,045 and $7,515,599, respectively. The fiscal 1997 increase was primarily due to the Company reducing its lines of credit by $6,938,183 with proceeds from the sales of certain assets, facilities and divisions. The remaining increase is primarily attributable to DIS and its first full year of consolidated operating activity. In addition, fiscal 1996 principal payments were lower than average primarily due to the deferral of payments while renegotiating balances and terms, and the arrangements of new notes and leases with interest-only payments or deferred principal payments during the first year. For the years ended October 31, 1997 and 1996, the Company received proceeds from borrowings on notes payable of $2,373,554 and $5,460,229, respectively. In fiscal 1996, a large portion of the borrowings were from revolving lines or credit paid down or eliminated in fiscal 1997. For the year ended October 31, 1997, the Company repurchased $2,906,000 face value subordinated bond debentures for $1,984,093, repurchased 325,000 shares of Company stock for $133,220 and distributed $478,122 to its joint venture partners. For the year ended October 31, 1996, $481,727 was utilized to repurchase 1,300,000 shares of Company stock and $440,000 was paid to joint venture partners.

At October 31, 1996, the Company had a working capital deficit of $22,626,649; at October 31, 1997, the Company had a working capital deficit of $12,027,033, a decrease of $10,599,616. A primary reason for the improvement was due to the proceeds from the sale of FDI and DIS's Ultrasound Division and its MRI sites during the fiscal year. Included in current liabilities of the Company is $7,679,837 of revolving line of credit liabilities.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[GRAPHIC OMITTED]





Discussion of Operations for the Years Ended October 31, 1997 vs.
October 31, 1996

Liquidity and Capital Resources [Continued]

The Company's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $25,945,000, $15,825,000, $15,585,000, $14,400,000 and
$12,200,000. Interest expense [assuming lines of credit are paid in full] for the Company for the next five years, included in the above payments, will be approximately $5,605,000, $4,285,000, $3,135,000, $1,895,000 and $915,000,
respectively. Interest on subordinated bond debentures is excluded. In addition, the Company has noncancellable operating leases for use of its facilities and certain medical equipment which will average approximately $3,300,000 in annual payments over the next five years.

At three of the Company's Tower locations [120 East, 444 San Vicente and 1 West/Womens], the Company was unable to extend the respective leases which expire at various times beginning in January 1999. Due to this, the Company has entered into a new lease agreement for space in Beverly Hills ["Wilshire"] and will consolidate the assets and business of these three Tower locations to the new space during fiscal 1999. The Company cannot predict whether the move will negatively impact the volume of business previously obtained from these three centers, but the new site will reduce respective average building rental disbursements by approximately $1,015,000 per year [including note payment disbursements assumed upon the acquisition of Tower in October 1994]. Fiscal 1997 net revenue for these three sites was approximately $13,225,000.

The  Company   estimates   interest  payments  on  its  bond  debentures  to  be
approximately $2,100,000 for fiscal 1998. The quarterly payments are paid on January 1, April 1, July 1 and October 1 of each year. Subsequent to year-end, as of February 27, 1998, the Company repurchased $1,736,000 face value bond debentures for $1,207,050. The Company has or will retire all of these bonds.

The Company's working capital needs are currently provided under two lines of credit. A third line of credit for DIS was paid in full and terminated, at the Company's request, in September 1997. Under one agreement with Coast Business Credit, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender holds a first lien on substantially all of Radnet's assets. At October 31, 1997, approximately $6,452,000 was outstanding under this line. A second line of credit with DVI Business Credit was obtained in December of 1994 subsequent to the acquisition of the Tower Imaging Group. Under this agreement, originally due December 1997 and extended on a month-to-month basis, the Company may borrow the lesser of 75% of the eligible accounts receivable, $4,000,000 or the prior 120-days' cash collections. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 3.5%. At October 31, 1997, approximately $1,228,000 was outstanding under this line. As of October 31, 1997, the bank's prime rate was 8.50%. Under the various formulas, total funds available for borrowing under the two lines of credit was approximately $5.8 million at October 31, 1997.

In connection with ceasing operations at certain of the Company's imaging centers, selling certain divisions and the restructure of Corporate operations, the Company set up an additional restructuring reserve of $662,026 during the year ended October 31, 1997. During fiscal 1997, $495,622 of the Company's reserves were utilized or paid. Total accrued restructuring costs of $1,062,026 as of October 31, 1997 include $500,000 remaining on the Company's books from October 31, 1996 for estimated legal and settlement costs associated with one final building lessor. This final lessor settled with the Company and was paid in full $669,000 in November 1997.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[GRAPHIC OMITTED]




Discussion of Operations for the Years Ended October 31, 1997 vs.
October 31, 1996

New Authoritative Pronouncements

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

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Management is in the process of evaluating the disclosure requirements. SFAS No. 131 is not expected to have a material impact on the Company.

Inflation

To date, inflation has not had a material effect on the Company's operations.

ITEM 7.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[GRAPHIC OMITTED]



Discussion of Operations for the Year Ended October  31, 1996 vs.
October 31, 1995

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

Results of Operations

The discussion of the results of continuing operations includes PHS and Radnet for the year ended October 31, 1995. The discussion of the results of continuing operations includes PHS, Radnet, FDI and DIS for the year ended October 31, 1996.

For the years ended October 31, 1996 and 1995, the Company had operating losses from continuing operations of $1,833,120 and $52,779,293, respectively.

The Company generated net revenue of $56,538,507 and $45,344,879 for the years ended October 31, 1996 and 1995, respectively. The increase in net revenue in 1996 is primarily attributable to the acquisitions of FDI and DIS; Radnet generated net revenue of $43,439,338, FDI generated net revenue of $7,482,487, and DIS generated net revenue of approximately $5,616,682 for the partial period from August to October 1996 [net of elimination entries]. Radnet was the sole generator of revenue for the year ended October 31, 1995.

For the years ended October 31, 1996 and 1995, operating expenses totaled $58,371,627 and $98,124,172, respectively. For the year ended October 31, 1996, Radnet's operating expenses were $43,754,174, FDI's operating expenses were $6,332,934, DIS's operating expenses were $5,687,219 and PHS's overhead expenses were $2,597,300 [net of elimination entries]. For the year ended October 31, 1995, Radnet's operating expenses were $95,883,525 and PHS's overhead expenses were $2,240,647. Fiscal 1995 operating expenses were higher due to Radnet's recognition of an impairment loss of $47,744,453 with the implementation of FASB 121 [See Note 6 to the financial statements]. In addition, Radnet's depreciation and amortization expense decreased from $8,321,841 to $4,474,614 in 1996 due primarily to the writedown in assets. Increases in operating expenses were primarily attributable to the acquisitions of FDI and DIS.

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

For the years ended October 31, 1996 and 1995, the Company had net losses from continuing operations of $8,361,096 and $57,615,465, respectively. For the year ended October 31, 1996, Radnet realized net losses of $2,596,218, FDI generated net income of $241,545, DIS realized net losses of $1,494,829 (including the investment loss for the interim period of $313,649), and PHS realized net losses of $4,511,594 [net of elimination entries]. For the year ended October 31, 1995, Radnet realized net losses of $53,786,375 and PHS realized net losses of $3,829,090. For the years ended October 31, 1996 and 1995, the Company had net losses from discontinued operations of $ -0- and $3,813,314, respectively.

Liquidity and Capital Resources

Cash decreased for the years ended October 31, 1996 and 1995 by $3,776,962 and $1,720,398, respectively.

Cash utilized for investing activities for the years ended October 31, 1996 and 1995 was $77,638 and $3,623,510, respectively. In fiscal 1995, the Company utilized approximately $2 million buying and selling marketable securities. In fiscal 1996, all of the marketable securities were converted into cash. In addition, in fiscal 1996, the Company received approximately $1.9 million in payments on notes due from related parties and advanced approximately $1,640,000 to DIS prior to the Company's acquisition of additional shares in August 1996.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[GRAPHIC OMITTED]



Discussion of Operations for the Years Ended October 31, 1996 vs.
October 31, 1995

Liquidity and Capital Resources [Continued]

Cash utilized for financing activities for the years ended October 31, 1996 and 1995 was $2,726,305 and $9,980,884, respectively. For the year ended October 31, 1996, $481,727 was utilized to repurchase Company stock and $440,000 was paid to joint venture partners. For the years ended October 31, 1996 and 1995, debt and lease payments were $7,515,599 and $8,268,319, respectively. The fiscal 1996 decrease was primarily due to the deferral of payments while renegotiating balances and terms, and the arrangement of new notes and leases with interest-only payments or deferred principal payments during the first year. In addition, during fiscal 1995, many of the Company's acquisition notes were paid in full. For the years ended October 31, 1996 and 1995, $5,460,229 and $1,784,067 was advanced from short-term borrowings, respectively. During fiscal 1995, the Company had use of the proceeds from the sale of PC's assets to invest in marketable securities and reduce short-term borrowings.

At October 31, 1996, the Company had a working capital deficit of $22,626,649 as compared to working capital deficit of $4,337,438 at October 31, 1995, a decrease of $18,289,211. A primary reason for the decrease was the acquisition of DIS which had a working capital deficit of $11,358,169 as of October 31, 1996. DIS's working capital deficit increased from its calendar 1995 year-end due to the reclassification of its line of credit and many of its limited partner acquisition notes as current liabilities. Included in current liabilities for both Radnet and DIS are approximately $10.7 million and $3.9 million, respectively, of line of credit payables. At fiscal year-end, Radnet's working capital deficit was $9,142,010, FDI's working capital deficit was $1,112,118 and PHS's working capital deficit was $1,014,353 after the elimination of all intercompany transactions.

The Company's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $34,855,000, $16,655,000, $16,600,000, $16,860,000 and
$14,255,000. Radnet's, FDI's and PHS's future payments will be approximately $20,185,000, $9,975,000, $9,580,000, $11,300,000 and $10,125,000. DIS's future payments will be approximately $14,670,000,  $6,680,000,  $7,020,000, $5,560,000
and $4,130,000. The October 31, 1996 lines of credit balances are approximately $14,620,000 which includes $3,875,000 with DIS. Interest expense [assuming lines of credit are paid in full] for the Company for the next five years, included in the above payments, will be approximately $6,650,000, $4,790,000, $3,620,000, $2,415,000 and $1,140,000, respectively. In addition, the Company has noncancellable operating leases for use of its facilities and certain medical equipment which will average approximately $4,070,000 in annual payments over the next five years.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
[GRAPHIC OMITTED]





Discussion of Operations for the Years Ended October 31, 1996 vs.
October 31, 1995

Liquidity and Capital Resources [Continued]

In late March 1996, the Company purchased 2,747,493 shares of DIS common stock for $3,000,000 with a five-year warrant to acquire an additional 1,521,739 shares of DIS stock at $1.60 per share. In addition, the Company established a five-year $1 million revolving loan with DIS. At the same time, the Company purchased 730,768 shares of DIS common stock from DVI for $1,000,000. The combined transactions gave the Company approximately 31% interest in DIS. Out of the total of $5 million for the purchase price and loan, the Company used $500,000 of cash and borrowed $4.5 million from DVI. The notes accrue interest at 10% annually and require interest-only payments during the first year. Thereafter, monthly payments of principal and interest are required with final payments due in April and May of 2002. The $3 million purchase price was used by DIS to retire debt owed to DVI. The notes are collateralized by the assets of certain subsidiaries. In August 1996, the Company purchased an additional 3,228,046 shares of DIS common stock from the President of DIS and other related parties and five-year warrants to acquire approximately 4,000,000 shares of PHS common stock at $.60 per share. The Company issued a five-year interest only promissory note for $3,272,046 at 6.58%. The principal is due in June 2001 and interest is paid annually. The March and August purchases made PHS the largest shareholder of DIS with approximately 59% of the outstanding common stock.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


INDEX
------------------------------------------------------------------------------






                                                                   Page to Page

Independent Auditor's Report..................................... F-1.....

Consolidated Balance Sheets...................................... F-2.....  F-3

Consolidated Statements of Operations...........................  F-4.....  F-5

Consolidated Statements of Stockholders' Equity [Deficit].......  F-6.....

Consolidated Statements of Cash Flows............................ F-7.....  F-9

Notes to Consolidated Financial Statements....................... F-10....  F-29

Independent Auditor's Report on Supplemental Schedule............ S-1.....

Schedule II - Valuation and Qualifying Accounts.................. S-2.....  S-4





           .   .   .   .   .   .   .   .   .   .   .   .   .   .   .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Primedex Health Systems, Inc.
  New York, New York


            We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and its affiliates as of October 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity [deficit], and cash flows for each of the three fiscal years in the period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primedex Health Systems, Inc. and its affiliates as of October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

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







                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey February 6, 1998, Except as to Note 24[C] for Which the Date is February 25, 1998, Note 24[D] for Which the Date is February 26,1998, and Notes 24 [A] and [B] for Which the Date is February 27, 1998

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                October 31,
                                                            1 9 9 7       1 9 9 6

Assets:
Current Assets:
  Cash and Cash Equivalents                               $   129,517   $   151,870
  Accounts Receivable - Net                                16,933,340    19,751,419
  Unbilled Receivables                                        693,847       532,138
  Other Receivables - Current                               2,390,755            --
  Due from Related Party                                       55,568            --
  Due from Employee                                                --       100,333
  Other                                                       765,467       826,826
                                                          -----------   -----------

  Total Current Assets                                     20,968,494    21,362,586
                                                          -----------   -----------

Property and Equipment - Net                               33,401,161    38,737,846
                                                          -----------   -----------

Other Assets:
  Accounts Receivable - Net                                 5,810,814     6,104,012
  Due from Related Parties                                    897,133       899,143
  Other Receivables                                           899,896            --
  Goodwill - Net                                           20,168,729    31,821,606
  Other                                                     4,193,696     7,005,979
                                                          -----------   -----------

  Total Other Assets                                       31,970,268    45,830,740
                                                          -----------   -----------

  Total Assets                                            $86,339,923   $105,931,172
                                                          ===========   ============




See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                                October 31,
                                                            1 9 9 7       1 9 9 6
Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                          $   319,481   $   250,792
  Accounts Payable                                          4,010,861     5,743,410
  Accrued Expenses - Current                                5,270,787     4,594,585
  Accrued Expense - Professional Fees - Current             1,596,916     3,025,049
  Notes and Leases Payable - Current                       20,341,372    28,200,547
  Accrued Estimated Closing Costs - Current                        --       157,092
  Accrued Restructuring Costs                               1,062,026       895,622
  Deferred Revenue - Covenant not-to-compete - Current        200,000            --
  Due to Related Party                                             --        88,567
  Other                                                       194,084     1,033,571
                                                          -----------   -----------

  Total Current Liabilities                                32,995,527    43,989,235
                                                          -----------   -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                          22,923,000    25,829,000
  Notes and Leases Payable                                 51,445,256    57,199,989
  Deferred Revenue - Covenant not-to-compete                1,666,666            --
  Accrued Expenses                                            225,292     1,448,226
  Accrued Expenses - Professional Fees                        582,998       987,057
                                                          -----------   -----------

  Total Long-Term Liabilities                              76,843,212    85,464,272
                                                          -----------   -----------

  Commitments and Contingencies                                    --            --
                                                          -----------   -----------

Minority Interest                                           1,430,788     1,338,979
                                                          -----------   -----------

Stockholders' Equity [Deficit]:
  Common Stock - $.01 Par Value,  100,000,000 Shares
   Authorized;  40,432,260 and 40,232,260 Shares Issued;
   38,807,260 and 38,932,260 Shares Outstanding at
   October 31, 1997 and 1996, Respectively                    404,322       402,322

  Paid-in Capital                                          99,434,150    99,411,150

  Deferred Compensation - Net                                      --      (788,025)

  Retained Earnings [Deficit]                            (124,153,129) (123,405,034)
                                                          ------------  ------------

  Totals                                                  (24,314,657)  (24,379,587)
  Less: Treasury Stock - 1,625,000 and 1,300,000 Shares
        at Cost at October 31, 1997 and 1996, Respectively   (614,947)     (481,727)
                                                          -----------   -----------

  Total Stockholders' Equity [Deficit]                    (24,929,604)  (24,861,314)
                                                          -----------   -----------

  Total Liabilities and Stockholders' Equity [Deficit]    $86,339,923   $105,931,172
                                                          ===========   ============

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                       Y e a r s   e n d e d
                                                       O c t o b e r   3 1,
                                                1 9 9 7       1 9 9 6      1 9 9 5
                                                -------       -------      -------

Revenue:
  Revenue                                    $132,569,387  $111,380,904 $88,884,136
  Less:  Allowances                            65,550,880   54,842,397   43,539,257
                                             ------------  -----------  -----------

  Net Revenue                                  67,018,507   56,538,507   45,344,879
                                             ------------  -----------  -----------

Operating Expenses:
  Operating Expenses                           58,724,827   49,800,034   40,599,493
  Depreciation and Amortization                 8,783,419    6,040,256    8,625,336
  Provision for Bad Debts                       1,962,837    2,531,337    1,154,890
  Restructuring Costs                             662,026           --           --
  Impairment Loss of Long-Lived Assets          4,553,783           --   47,744,453
                                             ------------  -----------  -----------

  Total Operating Expenses                     74,686,892   58,371,627   98,124,172
                                             ------------  -----------  -----------

  Loss from Operations                         (7,668,385)  (1,833,120) (52,779,293)
                                             ------------  -----------  -----------

Other [Expenses] and Revenue:
  Interest Expense                             (9,844,505)  (7,892,653)  (6,184,302)
  Interest Income                                 295,168      258,390      295,609
  Gain on Sale of Subsidiaries and Divisions   16,082,302      143,750           --
  Other [Expense] Income                         (637,850)     934,505      409,741
                                             ------------  -----------  -----------

  Total Other Income [Expenses]                 5,895,115   (6,556,008)  (5,478,952)
                                             ------------  -----------  -----------

  Loss Before Minority Interest in [Income]
   Loss of Subsidiaries, Equity in Loss of
   Investees, and Extraordinary Item           (1,773,270)  (8,389,128) (58,258,245)

Minority Interest in [Income] of Subsidiaries    (569,931)    (808,136)    (298,104)

Equity in Loss of Investees                            --     (313,649)          --
                                             ------------  -----------  -----------

  Loss from Continuing Operations              (2,343,201)  (9,510,913) (58,556,349)

Discontinued Operation:
  Loss from Operations of Discontinued Business
   Segments [Net of Income Taxes of $-0- for the
   Year Ended October 31, 1995]                        --           --   (3,813,314)
                                             ------------  -----------  -----------

  Loss Before Extraordinary Item               (2,343,201)  (9,510,913) (62,369,663)

Extraordinary Item - Gains from Extinguishment
  of Debt [Net of Income Taxes of $-0- for the
  Years ended October 1997, 1996 and 1995]      1,595,106    1,149,817      940,884
                                             ------------  -----------  -----------

  Net Loss                                   $   (748,095) $(8,361,096) $(61,428,779)
                                             ============  ===========  ============


See Notes to Consolidated Financial Statements.

  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------



                                                       Y e a r s   e n d e d
                                                       O c t o b e r   3 1,
                                                1 9 9 7       1 9 9 6      1 9 9 5
                                                -------       -------      -------

Loss Per Share:
  Loss from Continuing Operations            $       (.06) $      (.24) $     (1.54)
  Loss from Operations of Discontinued
   Business Segment [Net of Income Taxes]              --           --         (.09)
                                             ------------  -----------  -----------

  Loss Before Extraordinary Item [Net of Income
   Taxes]                                            (.06)        (.24)       (1.63)
  Extraordinary Item                                  .04          .03          .02
                                             ------------  -----------  -----------

  Net Loss Per Share                         $       (.02) $      (.21) $     (1.61)
                                             ============  ===========  ===========

  Weighted Average Common Shares Outstanding   38,853,904   39,176,281   40,031,461
                                             ============  ===========  ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------

                                                                                                                     Total
                                     Common Stock                                                  Retained      Stockholders'
                                 Number of  Par Value      Treasury   Paid-in          Deferred      Earnings       Equity
                                  Shares       Amount       Stock      Capital       Compensation   [Deficit]      [Deficit]

Balance - October 31, 1994         40,026,510   400,265           --    102,243,835           --    (53,615,159)   49,028,941

  Capitalization of Additional
   Advances - CareAd                       --        --           --     (2,896,628)          --             --    (2,896,628)

  Issuance of Common Stock            200,000     2,000           --         18,000           --             --        20,000

  Conversion of Subordinated
    Debentures to Common Stock           4,250        42           --         33,958           --             --        34,000

   Net [Loss] for the Year Ended
   October 31, 1995                       --        --            --             --           --    (61,428,779)  (15,242,466)
                                    --------  --------    ----------     ----------   ----------    -----------   -----------

Balance - October 31, 1995        40,230,760   402,307            --     99,399,165           --   (115,043,938)  (15,242,466)
  Conversion of Subordinated
   Debentures to Stock                 1,500        15            --         11,985           --             --        12,000

  Acquisition of DIS--Deferred
   Compensation                           --        --            --             --     (796,653)            --      (796,653)

  Amortization of Deferred
   Compensation                           --        --            --             --        8,628             --         8,628

  Purchase of Treasury Stock              --        --      (481,727)            --           --             --      (481,727)

  Net [Loss] for the Year Ended
   October 31, 1996                       --        --            --             --           --     (8,361,096)   (8,361,096)
                                    --------  --------    ----------     ----------   ----------     ----------   -----------

Balance - October 31, 1996        40,232,260   402,322      (481,727)    99,411,150     (788,025)  (123,405,034   (24,861,314)

  Issuance of Common Stock           200,000     2,000            --         23,000           --             --        25,000

  Amortization of Deferred
   Compensation                           --        --            --             --        5,752             --         5,752

  Write-off Deferred Compensation         --        --            --             --      782,273             --       782,273

  Purchase of Treasury Stock              --        --      (133,220)            --          --              --      (133,220)

  Net [Loss] for the Year Ended
   October 31, 1997                       --        --            --             --          --        (748,095)     (748,095)
                                    --------  --------    ----------     ----------  ----------      ----------   -----------

Balance - October 31, 1997        40,432,260  $404,322    $ (614,947)   $99,434,150  $       --   $(124,153,129) $(24,929,604)
                                  ==========  ========    ==========    ===========  ==========   =============  ============

See Notes to Consolidated Financial Statements.


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                       Y e a r s   e n d e d
                                                       O c t o b e r   3 1,
                                                1 9 9 7       1 9 9 6      1 9 9 5
                                                -------       -------      -------
Operating Activities:
  Net [Loss]                                 $   (748,095) $(8,361,096) $(61,428,779)
                                             ------------  -----------  ------------
  Adjustments to Reconcile Net [Loss] to Net Cash
   Provided [Used] by Continuing Operations:
   Discontinued Operations                             --           --    3,813,314
   Equity in Loss of Investees                         --      313,649           --
   Depreciation and Amortization                8,783,419    6,040,256    8,625,336
   Amortization of Management Fee Modification    143,296      102,449           --
   Write-off Offering Costs-Bond Retirement       187,524           --           --
   Amortization of Purchase Discount             (889,083)          --           --
   Minority Interest in Income of Subsidiaries    569,931      808,136      298,104
   Provision for Bad Debts and Allowance
   Adjustments                                  1,505,344    2,531,337    1,154,890
   Loss [Gain] on Sale of Assets                  824,533     (365,728)     279,646
   Provision for Restructuring                    662,026           --           --
   Imputed Interest Income                        (96,247)     (95,981)    (206,734)
   Gain on Sale of Subsidiaries and Divisions (16,082,302)    (143,750)          --
   Deferred Revenue - Covenant Not-to-Compete    (133,334)          --           --
   Write-off Deposits and Other Assets            258,748           --           --
   Write Down of Long-Lived Assets              4,553,783           --   47,744,453
   Extraordinary Gain from Extinguishment
    of Debt                                      (1,595,106)(1,149,817)    (940,884)
   Compensation from Sale of Stock                     --           --       18,000

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Other Current Assets                         (39,767)    (171,621)      57,934
     Accounts Receivable                          479,918      407,455   (2,272,574)
     Unbilled Receivables                        (402,682)    (227,267)     641,299
     Due from Employee                                 --      100,333           --
     Other Assets                                (178,964)     669,591      348,104

   Increase [Decrease] in:
     Due to/from Related Parties                  (88,567)    (178,392)    (337,121)
     Accounts Payable and Accrued Expenses       (179,971)     756,204     (610,490)
     Accrued Restructuring Costs                 (395,622)          --           --
     Other Current Liabilities                    148,798   (1,434,699)    (146,187)
                                             ------------  -----------  ------------

   Total Adjustments                           (1,964,325)   7,962,155   58,467,090
                                             ------------  -----------  -----------

  Cash [Used] by Continuing Operations         (2,712,420)    (398,941)  (2,961,689)

  Cash [Used] Provided by Discontinued
   Operations                                    (157,092)    (574,078)  14,845,685
                                               ----------  -----------  -----------

  Net Cash - Operating Activities - Forward  $ (2,869,512) $  (973,019) $11,883,996

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                       Y e a r s   e n d e d
                                                       O c t o b e r   3 1,
                                                1 9 9 7       1 9 9 6      1 9 9 5
                                                -------       -------      -------

  Net Cash - Operating Activities - Forwarded$ (2,869,512) $  (973,019) $11,883,996
                                             ------------  ------------ -----------

Investing Activities:
  Acquisitions of Imaging Centers - Net of Cash
   Acquired                                    (2,131,498)    (732,160)  (1,076,096)
  Purchase of Property and Equipment           (3,098,179)    (682,472)    (592,707)
  Proceeds from Sale of Unconsolidated Subsidiary      --      143,750           --
  Proceeds - Sale of Divisions, Centers and
   Equipment                                   26,001,073           --           --
  Payment for Modification of Management Fee           --   (1,100,000)          --
  Purchase of Marketable Securities                    --           --   (2,478,707)
  Sale of Marketable Securities                        --    1,998,458      522,000
  Proceeds from Sale of Stock                          --           --        2,000
  Loans to Related Parties                        (30,000)          --           --
  Loans to Unconsolidated Subsidiary                   --   (1,642,714)          --
  Receipts on Notes from Related Parties               --    1,937,500           --
                                             ------------  -----------  -----------

  Net Cash - Investing Activities              20,741,396      (77,638)  (3,623,510)
                                             ------------  -----------  -----------

Financing Activities:
  Cash Overdraft                                   68,689      250,792           --
  Principal Payments on Capital Leases
   and Notes                                  (17,741,045)  (7,515,599)  (8,268,319)
  Proceeds from Short-Term Borrowings
   on Notes Payable                             2,373,554    5,460,229    1,784,067
  Purchase of Treasury Stock                     (133,220)    (481,727)          --
  Purchase of Subordinated Bond Debentures     (1,984,093)          --           --
  Advances - Care Advantage                            --           --   (2,896,632)
  Payments on Stockholder Notes Payable                --           --     (500,000)
  Joint Venture Distribution                     (478,122)    (440,000)    (100,000)
                                             ------------  -----------  ------------

  Net Cash Financing Activities               (17,894,237)  (2,726,305)  (9,980,884)
                                             ------------  -----------  -----------

  Net [Decrease] in Cash and Cash Equivalents     (22,353)  (3,776,962)  (1,720,398)

Cash and Cash Equivalents - Beginning of Years    151,870    3,928,832    5,649,230
                                              -----------  -----------  -----------

  Cash and Cash Equivalents - End of Years   $    129,517  $   151,870  $ 3,928,832
                                             ============  ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                  $ 10,070,345  $ 7,133,723  $ 5,957,981
   Income Taxes                              $         --  $        --  $        --



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



Supplemental Schedule of Non-Cash Investing and Financing Activities:
   The Company entered into capital leases or financed equipment through notes payable for approximately $5,965,000, $3,500,000 and $1,156,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

   During fiscal 1996 and 1995, subordinated debentures totaling $12,000 and $34,000, respectively, were converted into 1,500 and 4,250 shares, respectively, of the Company's common stock.

   During the year ended October 31, 1997, the Company's DIS subsidiary wrote-off approximately $1,515,000 in net property and equipment, approximately $2,875,000 in net goodwill, approximately $230,000 in other assets and approximately $785,000 in deferred compensation related to the Parkside closure. The Company recorded a net impairment loss of approximately $4,550,000 during the twelve months ended October 31, 1997 [See Note 2] after receiving $400,000 in exchange for the assets subsequent to closing the center.

   During the year ended October 31, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center ["WWP"] in Fresno, California; with the acquisition, the Company recorded approximately $2,075,000 in net property and equipment, approximately $725,000 in other receivables, approximately $2,600,000 in notes payable and capital leases and approximately $300,000 in accrued expenses [See Note 2].

   During fiscal 1996, the Company acquired medical equipment of approximately $21,000,000 as part of the FDI and DIS acquisitions along with the issuance of notes payable and assumption of liabilities thereon [See Note 2].

   During the year ended October 31, 1997, the Company issued 200,000 shares of common stock and recorded $25,000 as due from employee.



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

The accompanying combined and consolidated financial statements include the accounts of PHS, Radnet Management, Inc. ["Radnet"], Diagnostic Imaging Services, Inc. ["DIS"], Primedex Corporation ["PC"] and Radnet Managed Imaging Services, Inc. ["RMIS"] [Collectively "the Company"]. Radnet is combined and consolidated with Beverly Radiology Medical Group III ["BRMG"], Radnet Sub, Inc. ["Tower"], Woodward Park Imaging Center ["WWP"] and three joint ventures:
Imaging Center of La Habra ["La Habra"], Westchester Imaging Group ["WIG"] and Wilshire Imaging Group ["Downtown L.A."], which was closed in late 1994. DIS is combined and consolidated with one joint venture, Scripps Chula Vista Imaging Center, L.P. ["SCV"]. RMIS is combined and consolidated with Future Diagnostics, Inc. ["FDI"] which was sold in September 1997 to an unrelated party. Acquired entities are included in operations from the date of acquisition onward. All intercompany transactions and balances have been eliminated.

Medical services and supervision at most of the Company's wholly-owned imaging centers are provided through BRMG and through other various independent physicians and physician groups. BRMG is combined and consolidated with Pronet Imaging Medical Group, Inc. ["PN"] and Beverly Radiology Medical Group ["BRMG1"] which is owned by a shareholder of PHS. Radnet and DIS provide non-medical, technical and administrative services including operation of medical equipment, facility maintenance, marketing, advertising, billing and collection, and other financial and administrative services. As compensation for their management and other services at the various centers, Radnet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, Radnet and DIS also share in joint venture income.

For many of the patients serviced at the Company's centers, the cost of the service is borne by third party payors. The difference between the Company's list price for such services and the amount the Company receives from such third party payors results in contractual adjustments.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutics, Inc. ["ITI"]. For fiscal 1993, the investment was accounted for using the equity method due to the decline in percentage of ownership during the year to 42%. As of October 31, 1995, the Company owned approximately 19% of ITI and accounted for this investment using the cost method, which was $-0-. In November 1995, this investment was sold for $143,750.

The Company owns 19% of the outstanding capital stock of Viromedics, Inc. ["VMI"] at October 31, 1997. This investment is accounted for using the cost method, which at October 31, 1997 and 1996 was $-0-.

[B] Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The carrying amount of cash and cash equivalents approximates their fair value.

[C] Property and Equipment and Depreciation and Amortization - Property and equipment are stated at cost, less accumulated depreciation and amortization, and includes equipment held under capital lease agreements. Depreciation, which includes amortization of leased equipment, is computed by the straight-line method and is based on the estimated useful lives of the various assets ranging from three to forty years. Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life, using the straight-line method.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies [Continued]

[D] Accounts Receivable and Allowances - Accounts receivable are stated at gross amounts billed less allowances. A significant portion of the Company's accounts receivable involve third party payors, primarily insurance companies. The collection cycle on accounts receivable from continuing operations extends up to thirty-six months with most personal injury cases having the longer collection cycle. The current portion of accounts receivable are the amounts which are reasonably expected to be collected within a year, based upon historical collection data.

Accounts receivable as of October 31, 1997 are shown net of allowances for doubtful accounts of $26,390,309 of which $19,637,802 has been deducted from current receivables and $6,752,507 has been deducted from noncurrent receivables. Accounts receivable as of October 31, 1996 are shown net of allowances for doubtful accounts of $25,258,304 of which $18,386,423 has been deducted from current receivables and $6,871,881 has been deducted from noncurrent receivables.

[E] Intangibles - Goodwill is recognized in business combinations accounted for under the purchase method of accounting and represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over twenty years which is the period during which the Company expects to receive benefits. Organization costs, offering costs, loan fees, covenants-not-to compete and management fee reduction buyout are recorded at cost and amortized on a straight-line basis over their estimated useful lives which range from one to twenty years.

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

[I] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had $515,424 and $559,757 as of October 31, 1997 and 1996, respectively, with financial institutions subject to a credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

[J] Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of October 31, 1997, management expects these assets to be fully recoverable.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies [Continued]

[K] Stock Options Issued to Employees - The Company adopted SFAS No. 123 on November 1, 1996 for financial note disclosure purposes and will continue to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25 for financial reporting purposes.

[L] Reclassifications - Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

[2] Business Combinations - Acquisitions, Sales and Divestitures

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

In November of 1995, the Company acquired all of the outstanding capital stock of Future Diagnostics, Inc. ["FDI"] for $2,345,000 consisting of cash, notes, and assumed liabilities of approximately $855,000 resulting in goodwill of approximately $3,200,000. The acquisition was accounted for as a purchase. FDI arranges for the provision of imaging services for large payors [such as large employers and insurance carriers] through an approximately 250 imaging center network primarily in California. Effective September 3, 1997, the Company sold 100% of the outstanding capital stock of FDI to an unrelated party for approximately $13,500,000 in cash, notes receivable and buyer-assumed liabilities.
The sale resulted in a gain of approximately $10,400,000.

In March of 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 with a five-year warrant to acquire an additional 1,521,739 shares of DIS stock at $1.60 per share. In addition, the Company established a five-year $1 million revolving loan with DIS. The Company utilized $500,000 in cash and borrowed approximately $4.5 million from DVI Financial Services, Inc. ["DVI"] to finance the transaction. At that time, DIS owned and operated ten imaging centers providing high quality diagnostic imaging services located in the Los Angeles and San Diego areas, as well as 15 ultrasound laboratories located in hospitals, 13 mobile ultrasound units servicing hospitals and office buildings, and one mobile MRI servicing a single hospital. DIS also operates a cancer care therapy center in Temecula, California. During the four-month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. In August 1996, the Company issued a five-year interest-only promissory note for $3,272,046 plus five-year warrants to purchase approximately 4,000,000 shares of PHS common stock at $.60 per share to acquire an additional 3,228,046 shares of DIS common stock. The purchase made PHS the majority shareholder in DIS with approximately 59% ownership. The acquisitions were accounted for as a purchase resulting in goodwill of approximately $7.2 million.

During fiscal 1997, the Company acquired an additional 1,293,663 shares of DIS common stock from various unrelated parties for approximately $1,640,000 increasing its total ownership to approximately 70%. Subsequent to year-end, in various transactions through February 27, 1998, the Company acquired approximately 528,000 additional shares of DIS common stock for $597,144 increasing its ownership to approximately 74%.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------



[2] Business Combinations - Acquisitions, Sales and Divestitures [Continued]

The following pro forma unaudited information presents the results of the combined operations of Primedex Health Systems, Inc. and affiliates, FDI and DIS, treating FDI and DIS as if they were subsidiaries for the entire years ended October 31, 1996 and 1995 with pro forma adjustments as if the acquisitions had been consummated as of November 1, 1994. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of November 1, 1994 or results which may occur in the future.

                                                              [Unaudited]
                                                              Years ended
                                                              October 31,
                                                        1 9 9 6        1 9 9 5
                                                        -------        -------

Net Revenues                                         $ 74,301,315  $ 78,165,692
Net [Loss]                                           $(12,361,971) $(62,765,184)
Net Income Per Share                                 $       (.32) $      (1.57)

Effective March 1, 1997, the Company sold the assets and related liabilities of four of DIS's hospital-based MRI facilities and its ultrasound division to Diagnostic Health Services, Inc. ["DHS"] for $15,972,720 in cash including $2,000,000 in ten-year covenants not-to-compete. The covenants not-to-compete were split equally between PHS and DIS and are classified as "Deferred Revenue" on the Company's financial statements. The Company recognized a gain on the sale of approximately $5,600,000 which included the write-off of approximately $2,660,000 of net acquisition goodwill. In addition, a discounted receivable of approximately $1,190,000 utilizing a 11.75% interest rate was recorded on the Company's books for post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the closing date. The Company has an option to receive these payments in the form of DHS common stock valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ["the Agreed Value"].

As a result of a continuing deteriorating business climate and other business reasons at DIS's Santa Monica ["Parkside"] facility, on June 25, 1997, the Company decided to close substantially all of its operations at the facility on or about August 29, 1997. Due to this decision, the Company recognized an impairment loss of approximately $4,550,000 which included the write-off of approximately $1,530,000 of net acquisition goodwill. In May 1997, the Company sold the facility's MRI for $65,000 to an unrelated party; in August 1997, the Company's remaining assets were sold for approximately $400,000 to another party who also assumed the centers building lease. The Company still operates a separate entity, Parkside Radiology Women's Center ["Parkside Womens"], which provides ultrasound, mammography, stereotactic breast biopsy and bone densitometry services.

The Company has acquired various percentage interests in imaging centers and other business ventures in transactions accounted for as purchases generally involving a mixture of cash, notes, common stock and warrants as follows:

In a series of transactions during fiscal 1993, 1994 and 1995, Radnet acquired the Santa Clarita Imaging Center Limited Partnership for $102,000 cash.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------



[2] Business Combinations - Acquisitions, Sales and Divestitures [Continued]

In November of 1994, Radnet acquired the remaining 50% interest in the Lancaster Radiology Medical Group Joint Venture for $872,194 consisting of cash and a note and resulting in goodwill of approximately $900,000.

In January of 1995, the remaining 50% interest of the Antelope Valley MRI, L.P. was acquired for $1,700,000 consisting of cash and a note resulting in goodwill of approximately $2,800,000 which was subsequently written off [See Note 6].

In January of 1995, Radnet acquired the assets of Women's Diagnostic Medical Group for cash of $200,000. The transaction resulted in goodwill of $425,000.

Effective August 1, 1996, DIS acquired HealthCare Imaging Center ["HCI"] for $200,000 and assumed liabilities resulting in goodwill of $10,000.

Effective October 1, 1996, DIS acquired substantially all of the assets of Corona Imaging Center by assuming liabilities of $434,500. No goodwill was recorded in this transaction.

Effective January 1, 1997, the Company's DIS subsidiary opened its Scripps Chula Vista MRI, L.P. ["SCV"] servicing patients in San Diego. The Company and Scripps Health are equal partners with the Company serving as managing partner.

Effective March 1, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center ["WWP"] in Fresno for approximately $200,000 in notes payable and assumed liabilities resulting in goodwill of approximately $90,000. WWP is a full service, multi-modality imaging center providing MRI, CT, mammography, ultrasound and general diagnostic radiology services.

During the year ended October 31, 1997, the Company acquired the assets of Las Posas Medical Imaging for $35,000 in cash and relocated DIS's Camarillo facility to its location. No goodwill was recorded in this transaction.

[3] Marketable Securities

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at cost which approximates fair value. The Company had no marketable securities at October 31, 1997 and 1996.

During the years ended October 31, 1997, 1996 and 1995, the Company converted available for sale securities held during the year into cash of $-0-, $1,998,458 and $522,000, respectively. Gains on sale of securities are insignificant. The Company uses specific identification as the basis on which cost was determined in calculating realized gains and losses.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------




[4] Fair Value of Financial Instruments

Estimated fair value of the Company's financial instruments are as follows:

                                               1 9 9 7                      1 9 9 6
                                               -------                      -------
                                      Carrying          Fair         Carrying         Fair
                                       Amount           Value         Amount          Value

Due from Related Party - Long-Term $    897,133    $    897,133   $    899,143   $    899,143
Debt Maturing within One Year       (14,372,462)    (14,372,462)   (21,435,965)   (21,435,965)
Long-Term Debt                      (31,817,836)    (25,684,102)   (28,011,177)   (25,088,478)
Subordinated Debentures             (22,923,000)    (18,521,708)   (25,829,000)   (23,631,592)

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, cash overdraft, due from/to related parties and current and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the amounts due from related party - long-term and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of the subordinated debentures is the estimated value of debentures available to repurchase at current market rates over the bond term including an estimated interest payment stream.

[5] Property and Equipment and Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of October 31, 1997 and 1996 are as follows:

                                                         1 9 9 7      1 9 9 6
                                                         -------      -------

Land                                                $  1,763,773   $  1,763,773
Building                                               2,371,822      3,354,880
Medical Equipment                                     15,055,818      9,927,006
Office Equipment and Furniture and Fixtures            3,025,180      2,425,521
Leasehold Improvements                                 5,461,420      5,538,761
Property Held Under Capital Leases                    27,954,039     35,944,280
                                                     -----------     ----------

Totals                                                55,632,052     58,954,221
Less: Accumulated Depreciation and Amortization      (22,230,891)   (20,216,375)

  Property and Equipment - Net                       $33,401,161    $38,737,846
  ----------------------------                       ===========    ===========

Depreciation   expense  for  fiscal  1997,  1996  and  1995  was   approximately
$6,650,000, $4,300,000 and $4,200,000, respectively.

For property held under capital leases, amortization expense for the years ended October 31, 1997, 1996 and 1995 was approximately $3.3 million, $2.8 million and $2.0 million and the accumulated amortization was approximately $9.7 million and $10.9 million, respectively.

Certain assets were written down during fiscal 1997 and 1995 [See Note 6].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[6] Intangible Assets

A breakdown of intangible assets is as follows:
                                                       Accumulated
                                           Cost       Amortization        Net
October 31, 1997:
  Goodwill                            $  23,329,444   $  3,160,715   $20,168,729
                                                                     ===========

  Covenants Not-to-Compete            $     550,000   $    412,500   $   137,500
                                                                     ===========

October 31, 1996:
  Goodwill                            $  34,899,322   $  3,077,716   $31,821,606
                                                                     ===========

  Covenants Not-to-Compete            $   2,005,196   $  1,172,317   $   832,879
                                                                     ===========

Covenants not-to-compete are included in the caption "Other Assets" on the balance sheet.

Amortization expense of approximately $2,130,000, $1,700,000 and $4,400,000 was recognized for the years ended October 31, 1997, 1996 and 1995, respectively.

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

During the years ended October 31, 1997 and 1996, the Company recorded goodwill of $1,659,623 and $7,173,220, respectively, for the acquisition of DIS common stock from various parties.

During the year ended October 31, 1997, net goodwill of $9,688,034 was written-off in connection with the closure and eventual sale of Parkside, the sale to DHS and the closing of Murrieta [See Note 2].

During the year ended October 31, 1997, the Company's DIS subsidiary recorded $614,375 in goodwill relating to its acquisition of additional units of Valley Regional Oncology Center ["VROC"] and Temecula Valley Imaging Center ["TVIC"], and the Company recorded goodwill of $92,382 upon its acquisition of Woodward Park Imaging Center ["WWP"].

Effective September 3, 1997, the Company sold its FDI subsidiary and wrote-off net goodwill of $2,925,312.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------




[7] Due from Related Parties

The amount due from related parties originally consisted of a $6,000,000 loan to the sellers of Radnet [See Note 2] discounted at a 7% interest rate. In October 1993, the installment note due February 1994 was extended until August 1994. In August of 1994, the Company and the two former owners agreed to offset approximately $3,000,000 of the loan against $2,500,000 due to them by PHS and the waiver of rights to payments aggregating $500,000. The remaining $3,000,000 of receivables were further extended in October of 1994 from February 1, 1995 to February 1, 1997 in consideration for the two individuals agreeing to utilize their personal assets as collateral for future loans. A discount of approximately $500,000 was recorded in fiscal 1994 on the transaction which was reflected as a reduction to interest income. In April 1996, one of the two individuals, who is currently an employee of the Company, repaid his portion of the notes valued at $1,400,000 and renegotiated his employment contract for a reduction in his compensation and an extension of his employment term. In August 1996, the remaining note holder repaid $500,000 of his $1,500,000 note due in February 1997. In consideration for the advance payment, the Company offered to extend the remaining $1,000,000 due to February 1998. The note was further extended in January 1998 to February 1999, which was discounted at an 8% interest rate resulting in a discounted value of $897,133 as of October 31, 1997, and a charge to earnings of $68,453. The note is secured by stock of PHS, which was issued in connection with the Radnet acquisition.

In April 1996, the Company renegotiated the existing management and service agreement with BRMG which provides medical services and supervision at several of the Company's imaging centers. BRMG is a partnership between Pronet Imaging Medical Group, Inc. ["PN"] and Beverly Radiology Medical Group ["BRMG1"] which is owned by an officer/stockholder of the Company. The Company's management fee was increased from 79% to 81% of Practice Billing Receipts in consideration for which the Company paid $1,100,000 to BRMG, which amount is being amortized over the approximate six-year remaining term of the agreement. The $1,100,000 amount was arrived at by negotiation between the parties based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement taking into account recent past and future estimated Practice Billing Receipts at the imaging centers managed by BRMG.

During fiscal 1996, the Company loaned $100,000 to an employee of the Company which was to be repaid within two years. At October 31, 1997, as part of the restructuring provision [see Note 9], the $100,000 was expensed as consulting fees.

DIS had a related party loan payable of approximately $90,000 due, without interest, to an officer/stockholder which was paid in full during fiscal 1997.

During the year ended October 31, 1997, the Company advanced $30,000 to an officer of the Company, at no interest, which will be repaid within the next year. In addition, the Company loaned another officer of the Company $25,000, with interest at 6%, which was repaid in February 1998. Interest income in the amount of $568 was recorded on this loan during the year ended October 31, 1997.

Included in other income for the year ending October 31, 1996 are management fees amounting to $335,000 charged to DIS prior to PHS acquiring a majority interest in DIS in August 1996.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------




[8] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of October 31, 1997 and 1996 are as follows:
                                   October 31,
                                 1 9 9 7 1 9 9 6

Tax Basis of Intangible Assets in Excess of Book
 Basis                                               $13,600,000  $15,200,000
Book Basis of Fixed Assets in Excess of Tax Basis    (10,500,000) (12,000,000)
Net Operating Loss Carryforwards                      27,500,000   26,400,000

Deferred Tax Asset                                    30,600,000   29,600,000
Valuation Allowance for Deferred Tax Asset           (30,600,000) (29,600,000)
                                                     -----------  -----------

  Net Deferred Tax Asset                             $        --  $        --
  ----------------------                             ===========  ===========

The valuation  allowance of $30,600,000  and $29,600,000 at October 31, 1997 and
1996,   respectively,   represent   increases  of  $1,000,000  and   $3,600,000,
respectively, over the preceding years.

The Company has net operating loss carryforwards of approximately $68,800,000 which expire as follows:

Years ended
  2007                                               $ 1,500,000
  2008                                                21,900,000
  2009                                                16,900,000
  2010                                                17,200,000
  2011                                                 8,600,000
  2012                                                 2,700,000
                                                     -----------

  Total                                              $68,800,000

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the three years during the period ended October 31, 1997 follows:

                                                1 9 9 7    1 9 9 6   1 9 9 5
                                                -------    -------   -------

Statutory Federal Income Tax Rate                 (34%)       (34%)     (34%)
Earnings [Loss] of Unconsolidated Subsidiaries, Joint
  Ventures and Affiliate                           22%        (11%)      (1%)
Other                                               --         (2%)       --
Change in Valuation Allowance                      12%         47%       35%
                                             ---------   --------- ---------

  Effective Income Tax Rate                         --          --        --
  -------------------------                  =========   ========= =========

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[9] Provision for Closed and Restructured Imaging Centers

At October 31, 1996, approximately $900,000 remained on the Company's books for legal and settlement costs related to leases for two closed centers. One center's outstanding obligation with its building lessor was settled in fiscal 1996 for $950,000 of which approximately $400,000 remained to be paid as of October 31, 1996. During fiscal 1997, the $400,000 was paid in full settlement of that building lessors outstanding liability. The other closed site's legal and settlement costs were estimated to be approximately $500,000.

During the year ended October 31, 1997, the Company recorded an additional restructuring provision of $662,026 which included the write-off of $100,000 of loans made by the Company to an employee [See Note 7], an increase in the reserve for a closed imaging center and severance and contract buy-out costs related to the restructuring of the Parent Company's management. As of October 31, 1997, a $1,062,026 provision remains on the Company's books, which includes $669,000 for final settlement costs associated with a lease which was paid in full in November 1997, and $393,206 for severance and contract buyout costs for four employees.

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

The following table summarizes the activity in common shares subject to incentive stock options and non-qualified options for the three years ended October 31, 1997:

                                                                Weighted Average
                         Number of SharesExercise Price
                                                     [Thousands]

October 31, 1994 - Balance                                 5,192   $    7.25

  Granted                                                    800   $    .125
  Exercised                                                   --   $      --
  Canceled or Expired                                      3,256   $    6.60
                                                   -------------   ---------

October 31, 1995 - Balance                                 2,736   $    6.06

  Granted                                                    859   $     .34
  Exercised                                                   --   $      --
  Canceled or Expired                                        600   $    1.31
                                                   -------------   ---------

October 31, 1996 - Balance                                 2,995   $    4.49

  Granted                                                    200   $     .43
  Exercised                                                  200   $    .125
  Canceled or Expired                                         --   $      --
                                                   -------------   ---------

  Options Outstanding and Exercisable at
   October 31, 1997                                        2,995   $    4.51
  --------------------------------------           =============   =========

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[10] Stock Options and Warrants [Continued]

[A] Stock Options [Continued] - The following table summarizes information about stock options outstanding at October 31, 1997:

                                             Options Outstanding
                                              Weighted-Average
           Range of              Number           Remaining      Weighted-Average
        Exercise Prices        Outstanding    Contractual Life    Exercise Price
                               [Thousands]

      $ .01 - $  3.00             1,260             2.67             $     .24
      $3.01 - $  6.00               486              .65             $    3.50
      $6.01 - $  9.00             1,062             1.19             $    8.94
      $9.01 - $ 12.00               187             1.17             $   10.67
                                -------

                                  2,995             1.72             $    4.51
                                =======

The exercise prices of the options outstanding at October 31, 1997 range between $.125 and $12.00 with a weighted average contractual life of 1.72.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been reduced as follows:

                                               1 9 9 7       1 9 9 6       1 9 9 5
                                               -------       -------        -------

Net Loss:
  As Reported                               $ (748,095)    $(8,361,096)   $(61,428,779)
  Pro Forma                                 $ (793,390)    $(8,494,101)   $(61,497,693)

Loss Per Share:
  As Reported                               $     (.02)    $      (.21)   $     (1.61)
  Pro Forma                                 $     (.02)    $      (.22)   $     (1.61)

The fair value of each option granted is estimated on the grant date using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items:
                            Risk-Free                   Expected       Expected
                          Interest Rate  Expected Life Volatility      Dividends

1997                           6.19%       5 Years        61.47%            N/A
1996                           6.35%       5 Years       132.66%            N/A
1995                           6.50%       5 Years        80.59%            N/A

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[10] Stock Options and Warrants [Continued]

[B] Warrants - The following table summarizes the activity in common shares subject to warrants for the two years ended October 31, 1997:
                                                       Shares     Warrant Price
                                                     [Thousands]

October 31, 1994 - Balance                                 4,884  $3.50 - $7.43

  Granted                                                     --  $         --
  Exercised                                                   --  $         --
  Canceled or Expired                                         --  $         --
                                                     -----------  ------------

October 31, 1995 - Balance                                 4,884  $3.50 - $ 7.43
  Granted                                                  4,130  $          .60
  Exercised                                                   --  $           --
  Canceled or Expired                                         --  $           --
                                                     -----------  --------------

October 31, 1996 - Balance                                 9,014  $ .60 - $ 7.43
  Granted                                                     --  $           --
  Exercised                                                   --  $           --
  Canceled or Expired                                         --  $           --
                                                     -----------  --------------

  Warrants Outstanding and Exercisable to October 31, 1997 9,014  $ .60 - $ 7.43
  --------------------------------------------------------======  ==============

Warrants outstanding at October 31, 1997 expire at various times through August 2001.

[11] Long-Term Debt and Capital Leases

Long-term debt at October 31, 1997 and 1996 consisted of the following:

                                                       1 9 9 7       1 9 9 6
                                                       -------       -------

Revolving lines of credits:  one due December 1998 at
 the bank's prime rate plus 3% [minimum 10%] one due
 December 1997 [extended on a month-to-month basis] at
 the bank's  prime rate plus 3-1/2% and one due June
 1997,  paid in full at the bank's prime rate plus
 3-1/2%.  Each of the credit lines are collateralized
 by the Company's assets as defined.                    $ 7,679,837 $14,618,021

Notes payable fixed at 7.5% to 12.75%, due through 2003,
  collateralized by medical equipment.                   30,230,175  25,386,411

Note payable bearing interest at 9.25% due in 2005
  collateralized by real estate.                          1,862,918   2,013,366

Obligation from the Tower Acquisition, due date
 dependent upon cash receipts.  Principal payments
 are payable monthly at the rate of 8% of the Tower
 cash receipts plus 5% interest. The rate of principal
 payment was increased from 6.9% of cash receipts in
 February of 1996.                                      6,417,368     7,429,344

  Totals - Forward                                  $  46,190,298   $49,447,142

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------



[11] Long-Term Debt and Capital Leases [Continued]

                                                       1 9 9 7       1 9 9 6
                                                       -------       -------

  Totals - Forwarded                               $  46,190,298   $49,447,142

Obligations under capital leases, collateralized
 by medical equipment and office equipment
 originally  costing  approximately   $31,800,000
 and  $39,800,000, respectively, payable in various
 monthly installments including interest at
  various rates from 8.9% to 12.75% through 2004.     25,596,330    35,953,394
                                                   -------------   -----------

  Totals                                              71,786,628    85,400,536
  Less:  Current Portion                              20,341,372    28,200,547
                                                   -------------   -----------

   Totals                                          $  51,445,256   $57,199,989
   ------                                          =============   ===========

Under one of the revolving line of credit agreements which is due December 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120 days' cash collections. The lender holds a first lien on substantially all of Radnet's assets. The President and CEO of PHS has personally guaranteed $3,000,000 of the loans. In addition, this credit line is collateralized by a $5,000,000 life insurance policy on the president and CEO of PHS. At October 31, 1997, by formula, the Company had approximately $3.5 million in available credit under this line. Under the second revolving line of credit agreement due December 1997, the Company may borrow the lesser of 75% of the eligible accounts receivable, $4,000,000 or the prior 120 days' cash collection. This line was extended on a month-to-month basis in January 1998. This credit line is collateralized by approximately 80% of Tower's accounts receivable. At October 31, 1997, the Company had approximately $2.3 million in available credit under this line. A third line of credit was paid in full and closed at the Company's request in September 1997. All of the lines of credit are classified as current liabilities.

The prime rate at October 31, 1997 and 1996 was 8.50% and 8.25%, respectively. At October 31, 1997 and 1996, the weighted average interest rate on short-term borrowings was 12.03% and 12.19%, respectively.

The following schedule shows the future maturities of long-term debt exclusive of capital leases:

Years ended
October 31,
  1998                                             $  15,372,462
  1999                                                 6,168,036
  2000                                                 6,525,111
  2001                                                 6,855,690
  2002                                                 8,774,350
  Thereafter                                           2,494,649
                                                   -------------

  Total                                            $  46,190,298
  -----                                            =============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------


[11] Long-Term Debt and Capital Leases [Continued]

The Company leases property under capital leases. The following schedule shows the minimum lease payments under capital leases as of October 31, 1997:

Years ended
October 31,
  1998                                             $   7,357,825
  1999                                                 7,228,330
  2000                                                 7,208,358
  2001                                                 6,319,514
  2002                                                 2,749,182
  Thereafter                                           1,255,322
                                                   -------------

  Total                                               32,118,531
  Less:  Amount Representing Interest                  6,522,201

  Total                                               25,596,330
  Less: Current Portion                                4,968,910

   Total                                           $  20,627,420
   -----                                           =============

The Company has been in default under various of its capital lease agreements, and has from time to time either made agreements to resolve the defaults or brought the past due debt current by payment. At October 31, 1997, the Company was not in default under any of the capital lease arrangements.

At October 31, 1997, the Company is in default on approximately $1,845,000 under various note agreements, pertaining to the acquisition of centers, for non-payment of principal and interest. These notes have been classified as current.

[12] Commitments and Contingencies

[A] Leases - The Company and its subsidiaries have noncancellable operating leases for use of their facilities and certain medical equipment. The leases require payment of various expenses as additional rent and expire at various times from 1998 through 2018. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. Minimum annual rentals under the leases are as follows:

                                           Total        Equipment    Facilities
October 31,
  1998                                 $  5,175,586  $   313,926   $ 4,861,660
  1999                                    4,027,774      129,977     3,897,797
  2000                                    3,323,321       80,106     3,243,215
  2001                                    2,340,652       71,596     2,269,056
  2002                                    1,587,426       37,408     1,550,018
  Thereafter                              9,755,071           --     9,755,071
                                       ------------  -----------   -----------

  Total                                $ 26,209,830  $   633,013   $25,576,817
  -----                                ============  ===========   ===========

Total rent expense, including equipment rentals, for the years ended October 31, 1997, 1996 and 1995 amounted to approximately $6,225,000, $5,400,000 and
$4,500,000, respectively.

At three of the Company's Tower locations, the Company was unable to extend its leases which expire at various times beginning in January 1999. The Company has acquired new space in Beverly Hills ["Wilshire"] with a twenty-year lease and two five-year options to extend.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
------------------------------------------------------------------------------


[12] Commitments and Contingencies [Continued]

[B] Salary and Consulting Contractor Agreements - The Company has a variety of arrangements for payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements including a percentage of revenue collected from 15% to 20%, fixed amounts per periods, and combinations thereof.

The Company also has employment agreements with officers and key employees at annual compensation rates ranging from $75,000 to $200,000 and for periods extending up to five years. Total commitments under the agreements are approximately $1,530,000 as of October 31, 1997.

The Company renegotiated and bought out the remaining years of an employment contract with one officer of the Company during fiscal 1997. Terms of the settlement include severance pay, the issuance of additional options, and the establishment of a legal consulting arrangement for the future.

[C] Purchase Commitment - On July 23, 1996, the Company entered into a four year purchase agreement with FUJI Medical Systems, USA, Inc. whereby the Company must purchase $10 million of FUJI Medical Imaging Film at the rate of approximately $2.5 million annually over the term of the agreement. Purchases under the agreement are at a discount which is received in advance annually and is amortized over the respective film purchase period. In addition, the Company has agreed to purchase a minimum of $1.5 million of Fuji Equipment at the best available price over the term of the agreement.

[D] Stock Put - In January 1998, the Company entered into a five year agreement with a former officer of the Company whereby the Company agreed to purchase from the former officer up to 600,000 shares of the Company's common stock owned by him at a price of $.40 per share, in minimum increments of 100,000 shares, upon his election anytime subsequent to December 31, 1998 and prior to February 28, 2003.

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

[14] Deferred Compensation

In connection with DIS's acquisition of Advanced Diagnostic Imaging, L.P. ["ADI-LP"], DIS issued a stock purchase warrant to the general partner and radiologist of ADI-LP contingent upon the merger of DIS and IPS. The warrant was issued as consideration for certain liabilities due form ADI-LP to the general partner and radiologist which were assumed by DIS and in consideration for entering into a 25- year radiology and management services agreement. The
Company had accounted for the amount attributable to the radiology and management services agreement as deferred compensation and was amortizing that amount as a charge to income over the term of the agreement. As a result of the Company's decision to close substantially all of its operations at the facility on or about August 29, 1997 [See Note 2], net deferred compensation of $782,273 was written-off.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
------------------------------------------------------------------------------



[15] Capital Transactions

[A] During fiscal 1995, debentures totaling $34,000 were converted into 4,250 shares of common stock. During fiscal 1996, debentures totaling $12,000 were converted into 1,500 shares of common stock [See Note 25].

[B] In October of 1995, the Company sold 200,000 shares at $.01 per share to two officers of the Company. In connection with the sale, compensation of $18,000 was recorded.

[C] During fiscal 1996, the Company purchased 1,300,000 shares of its common stock for an aggregate purchase price of $481,727.

[D] During fiscal 1997, the Company purchased 325,000 shares of its common stock for an aggregate purchase price of $133,220.

[E] On June 17, 1997, an officer of the Company exercised his options for 200,000 shares of the Company's common stock at $.125 per share. In connection with the transaction, the Company loaned the officer $25,000, with interest at 6%, which was paid in full in February 1998.

[16] Loss Per Share

Net loss per share is based on the weighted average number of shares of common stock outstanding during each period of 38,853,904, 39,176,281 and 40,031,461 for fiscal 1997, 1996 and 1995, respectively. The effect of common stock equivalents are excluded as they would be antidilutive.

[17] New Authoritative Pronouncements

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

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has determined that SFAS No. 128 will not have a material effect on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income."  SFAS
No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
------------------------------------------------------------------------------



[17] New Authoritative Pronouncements [Continued]

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Management is in the process of evaluating the disclosure requirements. SFAS No. 131 is not expected to have a material impact on the Company.

[18] Subordinated Debenture Offering

In June of 1993, the Company's registration statement for a total of $25,875,000, of 10% Series A Convertible subordinated debentures due 2003 was declared effective by the Securities and Exchange Commission. The net proceeds to the Company were approximately $23,000,000. Costs of approximately $3,000,000 associated with the original offering are being amortized over ten years and are classified as other assets. As debentures are converted or retired a pro-rata share of the offering costs are written-off.

The amortization expense for each of fiscal 1997, 1996 and 1995 was $298,545. Interest expense for fiscal 1997, 1996 and 1995 was $2,524,697, $2,583,500 and
$2,584,100, respectively. During fiscal 1996 and 1995, debentures totaling $12,000 and $34,000, respectively were converted into 1,500 and 4,250 shares of common stock, respectively.

During fiscal 1997, $2,906,000 face value debentures were repurchased by the Company for $1,984,093 resulting in a gain on early extinguishment of $921,907. With the repurchase and subsequent bond retirements, $187,524 of net offering costs were written-off during fiscal 1997. Subsequent to year-end, through February 27, 1998, an additional $1,736,000 face value debentures were repurchased for $1,207,050.

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

Each secured note was due in eighteen months with interest at 10%. In July of 1994, one shareholder was paid $3,500,000 and agreed to accept the $4,000,000 balance in twelve equal installments, plus interest at 10%. In August of 1994, this shareholder accepted a $3,000,000 lump sum payment in full settlement of the balance. The difference of $1,000,000 was credited to paid-in-capital. In consideration of this agreement, the other three noteholders agreed to defer amounts due them on similar terms. Two shareholders who were owed a total of $2,500,000, agreed to offset this liability against monies owed by them to Radnet [See Note 7]. In November of 1994, the fourth shareholder, who was owed $2,500,000 and who had a contingent right to receive an additional $2,500,000 held in escrow in connection with the PC acquisition [See Note 2], entered into an agreement with the Company whereby his liability was satisfied by a payment to him of $500,000, and the release of the $2,500,000 held in escrow. The difference of $2,000,000 was credited to accrued estimated closing costs and subsequently written off in connection with the sale of PC [Note 20]. Interest expense relating to these notes for fiscal 1997, 1996 and 1995 was $-0- for each year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18
------------------------------------------------------------------------------


[20] Discontinued Operations - Primedex [PC]

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

Net  revenue  applicable  to the  discontinued  operations  for the years  ended
October  31,  1997,   1996  and  1995  amounted  to  $-0-,  $-0-  and  $266,412, respectively.

The accrued estimated closing costs as of October 31, 1997 and 1996, which were estimated through the final disposition date of PC, consist of the following:

                                                        1 9 9 7       1 9 9 6
                                                        -------       -------

Rent and Occupancy Costs                              $       --   $    68,800
Other Expenses                                                --        88,292
                                                      ----------   -----------

  Total                                               $       --   $   157,092
  -----                                               ==========   ===========

[21] Acquisition and Discontinued Operations - Spin-Off of Care Advantage, Inc.

On December 23, 1993, the Company acquired Care Advantage Health Systems ["CAHS"] [formerly known as Advantage Health System, Inc.], a newly organized corporation formed to provide medical and surgical utilization review for providers of health insurance. The purchase price was paid for with $6,000,000 cash and options exercisable to purchase an aggregate 1,000,000 shares of PHS common stock at an exercise price of $9.00 per share. In August of 1994, Care Advantage, Inc., ["Care Ad"] a wholly-owned subsidiary of PHS, was incorporated in Delaware as a holding company to own all of the issued and outstanding common stock of CAHS.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #19
------------------------------------------------------------------------------



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

[23] Extraordinary Item

During fiscal 1997, the Company settled various notes payable and repurchased subordinated bond debentures at a discount resulting in a gain on early extinguishment of debt of $1,595,106. During fiscal 1996, the Company settled or renegotiated various notes payable resulting in a gain of $1,149,817. During fiscal 1995, the Company settled a note payable with a lump sum payment that resulted in a $228,485 gain and restructured other debt that resulted in a $712,399 gain. There was no income tax effect on these transactions.

[24] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has suffered recurring losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. During fiscal 1997, the Company improved its working capital significantly with the sales of various assets [See Note 2]. The proceeds on the sale were used to pay down current lines of credit and settle other obligations at discount.

In March 1998, effective January 1, 1998, the Company sold its interest in Scripps Chula Vista, L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of March 9, 1998, the current stock value was approximately $11 per share, or approximately $1,400,000.

Management has taken additional steps to revise its operating and financial condition, which it believes are sufficient to provide the Company with the ability to continue in existence.

During 1997, the Company continued to streamline and economize its operations and make changes to enhance revenues. The Company entered into two healthcare equipment insurance policy service arrangements where the Company's exposure to medical equipment repairs and maintenance expense would be limited, and in the worst case scenario still offer the Company significant savings. The policy includes stop loss limits on the annual aggregate loss expectancies of the medical equipment contained on each policy. The Company is adding MRI's at its Stockton and Oxnard sites in April 1998. Equipment at other sites has been or will be upgraded if market conditions dictate the necessity of enhanced equipment.

The Company has restructured its Corporate salary costs through renegotiating and buying out employment contracts, reducing staffing, and by eliminating its in-house legal department while retaining formerly employed lawyers with separate consulting fee arrangements at significant savings overall [See Note 9].

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #20
------------------------------------------------------------------------------



[25] Subsequent Events

[A] As of February 27, 1998, the Company purchased an additional 528,000 shares of DIS common stock from various parties for an aggregate purchase price of $597,144 bringing the Company's total ownership to approximately 74%.

[B] As of February 27, 1998, the Company repurchased an additional $1,736,000 face value of subordinated bond debentures for $1,207,050. The bonds have or will be retired.

[C] In February 1998, the Company dissolved its partnership in LaHabra Imaging Group with Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company received accounts receivable of approximately $79,000, equipment of approximately $121,000, a receivable from Friendly Hills of approximately $95,000, cash of approximately $453,000 and assumed accounts payable and accrued expenses of approximately $249,000, representing half of the net assets of LaHabra. The Company continues to operate the center as a wholly-owned center.

[D] In March 1998, effective January 1, 1998, the Company sold its interest in Scripps Chula Vista, L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of March 9, 1998, the current stock value was approximately $11 per share, or approximately $1,400,000.




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







                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.
Cranford, New Jersey
February 6, 1998

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                     Additions
                                   Balance at   Charged    Charged toDeductions   Balance at
                                    Beginning   Against       Other       from       Close
                                    of Period   Income    Accounts [AReserves [B]  of Period

For the period ended October 31, 1997:
  Allowances [Deducted from Accounts
  Receivable Short-Term]           $18,386,423 $54,010,973 $  825,000 $53,584,594 $19,637,802
                                   =========== =========== ========== =========== ===========

  Allowances [Deducted from Accounts
   Receivable Long-Term]           $6,871,881  $13,502,744 $       -- $13,622,118 $6,752,507
                                   ==========  =========== ========== =========== ==========

  Amortization of Goodwill [See Not$ 6]3,077,71$1,405,911  $       -- $ 1,322,912 $3,160,715
                                   =   ==================  ========== =========== ==========

  Amortization of Other Intangibles
   [See Note 6]                    $1,172,317  $  196,726  $       -- $   956,543 $  412,500
                                   ==========  ==========  ========== =========== ==========



[A]  Addition due to acquisitions.
[B]  Deductions include sales and divestitures.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                     Additions
                                   Balance at   Charged    Charged toDeductions   Balance at
                                    Beginning   Against       Other       from       Close
                                    of Period   Income    Accounts [AReserves [B]  of Period

For the period ended October 31, 1996:
  Allowances [Deducted from Accounts
  Receivable Short-Term]           $15,633,140 $40,161,614 $1,971,693 $39,380,024 $18,386,423
                                   =========== =========== ========== =========== ===========

Allowances [Deducted from Accounts
  Receivable Long-Term]            $4,353,102  $17,212,120 $  845,011 $15,538,352 $6,871,881
                                   ==========  =========== ========== =========== ==========

Amortization of Goodwill [See Note $] 960,998  $1,170,025  $  946,693 $        -- $3,077,716
                                   = ========  ==========  ========== =========== ==========

Amortization of Other Intangibles
  [See Note 6]                     $       --  $   93,378  $1,078,939 $        -- $1,172,317
                                   ==========  ==========  ========== =========== ==========



[A]  Addition due to acquisitions.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                     Additions
                                   Balance at   Charged    Charged toDeductions   Balance at
                                    Beginning   Against       Other       from       Close
                                    of Period   Income    Accounts [AReserves [B]  of Period

For the period ended October 31, 1995:
  Allowances [Deducted from Accounts
  Receivable Short-Term]           $11,786,427 $32,177,329 $   72,022 $28,402,638 $15,633,140
                                   =========== =========== ========== =========== ===========

  Allowances [Deducted from Accounts
   Receivable Long-Term]           $5,051,326  $11,361,928 $   25,431 $12,085,583 $4,353,102
                                   ==========  =========== ========== =========== ==========

  Amortization of Goodwill [See Not$ 6]6,947,81$3,851,567  $       -- $ 9,838,388 $  960,998
                                   =   ==================  ========== =========== ==========

  Amortization of Other Intangibles
   [See Note 6]                    $  326,113  $  193,780  $       -- $   519,893 $       --
                                   ==========  ==========  ========== =========== ==========



[A]  Addition due to acquisitions.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the directors and those executive officers of the Company performing a policy-making function for PHS as of February 28, 1998:

Name                      Age  Director or Officer SincePosition with Company

Howard G. Berger, M.D.*   53         1992  President, Treasurer, Chief Executive
                                             and Financial Officer, and Director

Norman R. Hames           41         1996  Vice President, Chief Operating
                                             Officer and Director

Jaana Shellock*           36         1996  Secretary and Director

Michael J. Krane, M.D.    54         1992  Vice President, Director of Medical
                                              Operations

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

         Michael J. Krane, M.D. is the vice president and director of medical operations at RadNet. Dr. Krane has been principally engaged since 1987 in the same capacities for the predecessor entities.

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

         The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 1997, while the Board of Directors held numerous meetings, they took board action by unanimous written consent, which was done on two occasions. All directors were present and participated in all such actions.

         The Board of Directors intends to establish an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors, and a compensation committee, which makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company.

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1997, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were complied with.

Item 11. Executive Compensation

         The following table sets forth information concerning the compensation earned during the three years ended on October 31, 1997 by any individual serving as the Company's Chief Executive Officer at any time during fiscal 1997 and by any other executive officer of the Company who earned at least $100,000 during fiscal 1997.

                                      SUMMARY COMPENSATION TABLE

                       Annual Compensation(1)           Long-Term Compensation

                                                Other    Securities  Restricted
Name and         Year Ended                     Annual   Underlying   Stock      LTIP     All Other
Principal Position  10/31    Salary($) Bonus($)  Comp.($) Options(#) Awards($) Pay-outs($) Comp($)


Howard G. Berger, M.D. 1997  $ 78,000      --       --          --      --       --      --
Chief Executive Officer
[beginning 9/1/96]     1996  $ 75,000      --       --          --      --       --      --

Steven R. Hirschtick   1997  $294,230      --       --     $47,000(2)   --       --      --
Senior Vice President
and General Counsel    1996  $275,000      --       --          --      --       --      --

                       1995  $320,000      --       --     400,000(3)   --       --      --

Jaana Shellock         1997  $180,000      --       --          --      --       --      --
Vice President
                       1996  $194,000      --       --     500,000(3)   --       --      --

Norman Hames           1997  $150,000(4)   --       --          --      --       --      --
Chief Operating Officer
and President of DIS   1996  $150,000      --       --          --      --       --      --

Michael J. Krane, M.D. 1997  $103,846      --       --          --      --       --      --
Vice President         1996  $103,846      --       --          --      --       --      --


(1) The dollar value of perquisites and other personal benefits, if any, for each of the named executive officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2) Represents the difference between the option exercise price and average bid and asked price in the public market on the date the option was exercised.

(3) At the date of the awards, the Closing Bid and Closing Asked prices for the PHS common stock in the over-the counter market according to the National Quotation Bureau was, as to Mr. Hirschtick's option, $.14 and $.16 and as to Ms. Shellock's option was $.11 and $.135.

(4) Mr. Hames deferred $50,000 of his annual compensation under his employment agreement.

Employment Contracts

         Drs. Berger and Krane each executed a five-year employment agreement as of June 12, 1992 with RadNet to serve as President and chief executive officer and as Vice President and Director of Medical Operations, respectively, at annual salaries of $100,000. Each employment agreement provided that it could be terminated by the employee after two years on 30 days prior notice and contains certain restrictive covenants designed to prevent the employee from competing with RadNet's business prior to the later of termination of employment or June 11, 1997. In addition, each was granted options to purchase an aggregate 762,500 shares of PHS Common Stock at an exercise price of $8.00 per share at any time during the five-year period commencing June 12, 1992. On October 13, 1993, the board of directors authorized the reduction in the number of these options and a reduction in the exercise price. Dr. Berger and Dr. Krane each subsequently agreed to the assignment of 200,000 of these options to Steven R. Hirschtick thereby reducing the ownership of each to options to purchase an aggregate 281,250 shares of PHS Common Stock at an exercise price of $3.50 per share. In July 1995, in connection with an extension of his employment contract with RadNet through July 14, 1999, Dr. Krane's options were canceled. In April 1996, Dr. Krane's contract was revised to provide for annual compensation of $250,000 with its term ending June 11, 1999. Dr. Berger, who currently has no employment contract with the Company, is also paid substantial amounts for his services by BRMG of which he is the sole owner [See "Item 13"].

         RadNet and Steven R. Hirschtick had executed an employment agreement effective November 1, 1993 through October 31, 1997, employing Mr. Hirschtick as RadNet's Senior Vice President and General Counsel at an annual salary of $320,000. On July 21, 1995, the PHS board of directors authorized a new employment agreement for Mr. Hirschtick, granted him five-year options exercisable to purchase an aggregate 400,000 shares of common stock at $.125 per share and also agreed, assuming his execution of a new employment contract on acceptable terms, to sell him 100,000 shares of PHS common stock at par [$.01 per share]. On July 21, 1995, the Closing Bid and Closing Asked Prices for PHS common stock in the over-the-counter market according to the National Quotation Bureau were $.09375 and $.15625 respectively. On September 14, 1995, PHS and Mr. Hirschtick executed a new employment agreement, superseding the November 1, 1993 agreement with RadNet and employing Mr. Hirschtick as General Counsel and Senior Vice President of PHS. The term of the new agreement commenced on November 1, 1995 and expires on October 31, 2000. The new agreement provides for an annual salary of $275,000. In connection with the new agreement and the grant of the new options, Mr. Hirschtick purchased the 100,000 shares of PHS common stock at par. On said date, the Closing Bid and Closing Asked Prices for PHS common stock in the over-the-counter market according to the National Quotation Bureau were $.09 and $.11 respectively. As of February 27, 1998, effective October 31, 1997, the parties agreed to terminate the new agreement in consideration of Mr. Hirschtick receiving a payment of $100,000 and entry into a five year consulting agreement providing for compensation of $50,000 per year. Additionally, the Company loaned Mr. Hirschtick $125,000 all due and payable in five years together with interest at the rate of 6.5% per annum.

         Norman Hames has an employment agreement with Diagnostic Imaging Services, Inc. ending in 2001 whereby he serves as president of that company and receives annual compensation of $150,000.

Stock Options

         During the fiscal year ended October 31, 1997, no options were granted to a person who served as chief executive officer of PHS during such year or to a PHS executive officer, or chief executive officer of a PHS subsidiary, who earned at least $100,000 in compensation during such year.


         During fiscal 1997 options to purchase 200,000 shares were exercised at $.125 per share by Steven R. Hirschtick. At October 31, 1997, the Company had an Incentive Stock Option Plan in force. Under the Plan, an aggregate 2,000,000 shares of Common Stock were reserved for issuance upon exercise of outstanding incentive stock options held by 11 Company employees at exercise prices ranging from $.125 to $3.50 per share.

         The following table indicates the outstanding options held at October 31, 1997 by the individuals named in the Summary Compensation Table. All of such options were exercisable at such date.

                                                           Value of Unexercised
                           Number of Unexercised           In-The-Money Options
Name                    Options at Fiscal Year-End        at October 31, 1997(1)
----                    --------------------------        ----------------------

Howard G. Berger, M.D.            281,250                       $       --(2)
Steven R. Hirschtick              200,000                       $   65,000
Jaana Shellock                    500,000                       $  150,000
---------------
    (1)Based upon the difference between the market price for PHS common stock in the over-the-counter market on October 31, 1997 [the mean between the closing bid price and the closing asked price] and the option exercise price.

    (2) The option exercise price exceeds the share market price.

Director Compensation

         Directors do not receive a fee for their services as a director.

Compensation Committee Interlocks and Insider Participation

         During fiscal 1997 all executive compensation has been determined by the three member board of directors of PHS, Howard G. Berger, M.D., Norman Hames and Jaana Shellock. In addition, no individual who served as an executive officer of the Company during fiscal 1997, served during fiscal 1997 on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on the board of directors of the Company, except that Howard G. Berger, M.D., chairman and president of RadNet and Norman Hames, vice president and a director of the Company serves as a director and as president and a director of Diagnostic Imaging Services, Inc., respectively. See "Summary Compensation Table" and "Stock Options" herein in this Item 11 and Item 13 herein as to transactions involving the Company and Dr. Berger.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of PHS Common Stock as of February 28, 1998, by (i) each holder known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each of the Company's directors and executive officers [including officers listed in the Summary Compensation Table] as a group. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of PHS Common Stock outstanding at such date and all shares of Common Stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

Name of                   Shares of Common Stock
Beneficial Owner           Beneficially Owned(1)         Percent of Class

Howard G. Berger, M.D.*        13,090,678(2)                   24.6%

Jaana Shellock*                   500,000(3)                    **

Norman Hames*                   2,807,350(4)                   5.0%

The Family Investment Trust     4,000,000(5)                   7.1%
340 North Avenue
Cranford, New Jersey 07016

Michael J. Krane, M.D.          2,216,228                      3.9%

Steven R. Hirschtick*             544,900(6)                    **

All directors and executive officers of
the Company as a group [five persons]19,156,956(7)             33.9%
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

         (2)Includes 281,250 shares issuable upon exercise of options at an exercise price of $3.50 per share and 343,200 upon conversion of PHS outstanding convertible debentures convertible at $10 per share. On June 5, 1995, Howard G. Berger, M.D. president and a director of PHS consummated the purchase of 10,000,000 shares of PHS' common stock from Robert E. Brennan, PHS' then principal shareholder. In connection with the purchase, John J. Petillo, the former chairman as well as the former chief executive officer of PHS, waived his rights to vote the shares pursuant to an irrevocable proxy previously granted by Mr. Brennan. The purchase price for the shares was $.14 per share or $1,400,000 in the aggregate consisting of (a) a $300,000 cash payment paid by Dr. Berger using personal funds, (b) Dr. Berger's five-year 8% promissory note in the principal amount of $700,000 and (c) the assignment by Dr. Berger of rights to receive 2,466,228 shares of CareAd Common Stock upon the Distribution of same. Mr. Brennan also has the right to receive additional payments based upon future market prices for PHS' common stock equal to 25% of the difference between the market price for the shares sold and the initial $.14 purchase price per share, payable at various times over a nine-year period. As Dr. Berger was granted the right to make "additional payments" in cash or in shares of PHS' common stock [or combination thereof], Mr. Brennan was granted certain rights to register any stock so transferred to him as additional payments under the Securities Act of 1933, at PHS' expense, so as to permit the public offer and sale of such shares.

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

         (6)Includes 200,000 shares issuable upon exercise of options at an exercise price of $.125 per share.

         (7)See the above footnotes. Includes 12,916,128 shares owned of record and 6,240,828 shares issuable upon exercise of presently exercisable options.

         As a result of his stock ownership and his positions as president and a director of the Company, Howard G. Berger, M.D. may be deemed to be the controlling person of the Company.

Item 13. Certain Relationships and Related Transactions

         Howard G. Berger, M.D. [see "Items 10 and 12"] is the sole stockholder of Beverly Radiology Medical Group, Inc. ["BRMG"] which has executed a Management and Service Agreement with RadNet and DIS pursuant to which it supplies the medical services at most of the Company's imaging centers and the DIS Thousand Oaks, Corona and Riverside imaging centers and Temecula Oncology Center [see "Item 1] through 2002. In April 1996, the Company renegotiated the Agreement with BRMG whereby the management fees paid to the Company by BRMG were increased from 79% of collections to 81% in consideration of the Company's payment to BRMG of $1,100,000. The amount paid was determined based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement of the increased percentage to be received by the Company. In fiscal 1997, Dr. Berger was paid $294,000 and Dr. Krane was paid $150,000 by BRMG.

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

         At October 31, 1995 Howard G. Berger and Michael J. Krane were each indebted to PHS in the amount of $1,500,000 based on loans extended to Drs. Berger and Krane at the time of the Company's acquisition of RadNet in June 1992. In April 1996, Dr. Krane discharged his obligation by paying the Company $1,400,000 and agreeing to renegotiate his employment contract with the Company to provide for reduced compensation and a reduced time commitment. Dr. Berger, in August 1996, paid $500,000 against his obligation. In consideration of the early payment the Company offered to extend the remaining one million dollars due to February 1998. The note was further extended in January 1998 to February 1999, which was discounted at an 8% interest rate resulting in a discounted value of $897,133 as of October 31, 1997.

         On August 1, 1996, the Company acquired from Norman Hames, [not then an officer or director of the Company] all of his common stock and warrants to purchase shares of common stock of Diagnostic Imaging Services, Inc., a Delaware corporation [3,042,704 shares] which then represented 21.6% of the outstanding shares of that entity in exchange for five year warrants to purchase 3,000,000 shares of the Company's common stock at $.60 per share as well as the Company's five year promissory note, payable interest only annually at 6.58% for $2,448,862.

         In January 1998, the Company entered into an agreement with Steven R. Hirschtick, former senior vice president of the Company whereby the Company agreed to purchase from Mr. Hirschtick up to 600,000 shares of the Company's common stock owned by him at a price of $.40 per share, in minimum increments of 100,000 shares, upon his election anytime subsequent to December 31, 1998 and prior to February 28, 2003.



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

      Notes to Consolidated Financial Statements.........................  F-10..F-29

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

3.1.2        November 17, 1992 amendment to the Certificate of Incorporation     (A)

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

10.19        Separation Agreement dated April 20, 1995 between PHS and CareAd    (E)

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

10.22        Employment Agreement dated as of September 14, 1995 between
             PHS and Steven R. Hirschtick                                        (G)

10.24        Incentive Stock Option Agreement dated as of July 21, 1995
             between PHS and Steven R. Hirschtick                                (G)






10.25        Stock Purchase Agreement dated as of November 14, 1995 among
             PHS, RadNet Managed Imaging Services, Inc. ["RMIS"], Future
             Diagnostics, Inc. ["FDI"] and the shareholders of FDI relating to
             the purchase by RMIS of all of the outstanding stock of FDI         (G)

10.26        Securities Purchase Agreement dated March 22, 1996, between the
             Company and Diagnostic Imaging Services, Inc.                       (G)

10.27        Stockholders Agreement by and among the Company, Diagnostic
             Imaging Services, Inc. and Norman Hames                             (G)

10.28        Securities Purchase Agreement dated June 18, 1996 between the
             Company and Norman Hames                                            (G)

10.29        Stock Purchase Agreement dated September 3, 1997 between the
             Company and Preferred Health Management, Inc. whereby the
             Company sold its Future Diagnostics, Inc. subsidiary                (H)

10.30        Consulting Agreement and Stock Put with Steven R. Hirschtick         *


------------------
   (A) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-1 [File No. 33-51870].
   (AA) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File 33- 73150].
   (B) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File No. 33-59888].
   (C) Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992. (D) Incorporated by reference to exhibit filed with PHS' annual report on Form 10-K for the year ended
October 31, 1994.
   (E) Incorporated by reference to exhibit filed with PHS' Form 8-K report for June 5, 1995. (F) Incorporated by reference to exhibit filed with PHS' Form 8-K report for August 4, 1995. (G) Incorporated by reference to exhibit filed with Form 10K for the year ended October 31, 1996. (H) Incorporated by reference to exhibit filed with Form 8-K report for September 8, 1997.
   (*)  Filed herewith.




   22            Subsidiaries               PHS % Ownership     State of Incorporation
   --            ------------               ---------------     ----------------------

            RadNet Management, Inc.              100%                 California
            RadNet Managed Imaging Services, Inc.100%                 California
            RadNet Sub, Inc.                      (a)                 California
            Diagnostic Imaging Services, Inc.     74%                 Delaware
---------------
      (a)Wholly-owned subsidiary of RadNet Management, Inc.

      PHS also owns approximately 19% of the outstanding common stock of Viromedics, Inc. a Delaware corporation and approximately 4% of the outstanding common stock of CareAdvantage, Inc., a Delaware corporation.

      (c) Reports on Form 8-K - During the quarter ended October 31, 1997. The Company filed a Form 8-K relating to the Item 2 event of September 8, 1997, whereby the Company sold its Future Diagnostics, Inc. subsidiary.

                                CONSULTING AGREEMENT

         THIS CONSULTING AGREEMENT (the "Agreement") is made and entered into as of this __ day of January, 1998, by and between PRIMEDEX HEALTH SYSTEMS, INC., a New York corporation qualified to do business in California ("PRIMEDEX"), with its principal place of business at 1516 Cotner Avenue, Los Angeles, California 90025 and STEVEN R. HIRSCHTICK, an individual ('CONSULTANT").

         NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows.

         1. Retention and Extent of Service. PRIMEDEX hereby retains CONSULTANT to begin his consulting services on March 1, 1998. During the term of this Agreement, CONSULTANT shall provide consulting services in his areas of expertise as reasonably requested from time to time by PRIMEDEX. Any such consulting services shall always occupy substantially less than all of CONSULTANT'S full professional and business time. PRIMEDEX acknowledges and understands that all of CONSULTANT'S services shall be rendered from geographic locations outside of California. CONSULTANT shall never be required to personally attend any meetings in California or the United States as a result of this Agreement, as PRIMEDEX understands that all of CONSULTANT'S services shall be communicated to PRIMEDEX and its representatives via telephone, facsimile, and/or e-mail.

         2. The term of this Agreement shall begin on March 1, 1998 and expire on February 28, 2003.

         3. Compensation. CONSULTANT shall be paid Fifty Thousand Dollars ($50,000) per year for services rendered under this Agreement. CONSULTANT shall be paid this amount in the following manner. A gross and net amount of $25,000 shall be paid by PRIMEDEX to CONSULTANT on each March 1 and September 1 that this Agreement remains in effect. As CONSULTANT is operating as an independent contractor under this Agreement, there shall be no withholdings or deductions from any such payments unless specifically directed in advance by CONSULTANT.

         4. Business Expenses. All business expenses incurred by CONSULTANT in performing services under this Agreement shall be the responsibility of CONSULTANT, except for the following: (1) PRIMEDEX shall pay telephone/communication charges incurred by CONSULTANT up to a maximum of $400 per month; and (2) any other expenses agreed to by PRIMEDEX.

         5. Termination.

            a. Death. If CONSULTANT dies during the term of this Agreement, then PRIMEDEX shall promptly pay $50,000 to CONSULTANT'S Spouse and then this Agreement shall terminate.

            b. This Agreement may be terminated at any time by mutual consent.

            c. This Agreement may be terminated without any cause whatsoever other than the desire to terminate this Agreement by PRIMEDEX at any time after either of the following has occurred: (1) the common stock of PRIMEDEX has traded on the open market at or above $.80 per share for at least thirty (30) consecutive days; or (2) PRIMEDEX has been sold for a cash or cash equivalent price in excess of $.80 per share. If the PRIMEDEX stock does not attain such price levels, then PRIMEDEX may not terminate this Agreement prior to its expiration date.

            d. This Agreement may be terminated without any cause whatsoever other than the desire to terminate this Agreement at any time after CONSULTANT has caused PRIMEDEX to purchase an aggregate of more than 200,000 shares of PRIMEDEX common stock under the Stock Put Agreement of the same date and between the same parties as this Agreement.

            e. At any time after December 31, 1999, PRIMEDEX may buy out the remaining term of this Agreement at any time by paying to CONSULTANT an amount equal to $50,000 multiplied by the number of years (including fractions thereof) remaining on the unexpired term of this Agreement less twenty-five percent (25%) of the product of that multiplication.

         6. Attorney-Client Privilege. PRIMEDEX recognizes that CONSULTANT is an attorney and has in the past, and may again in the future, render services for numerous clients in the same industry and possibly the same market as PRIMEDEX. PRIMEDEX also recognizes and accepts that there is an attorney-client privilege of the utmost confidentiality that is required with respect to any confidential information that CONSULTANT has previously received or may receive in his capacity as an attorney. Nothing in this Agreement shall be construed to require CONSULTANT to divulge any such information or utilize any such information for the benefit of PRIMEDEX. CONSULTANT'S refusal to divulge and/or utilize any such information shall not constitute a breach of this Agreement.

         7. Indemnification. PRIMEDEX hereby indemnifies and shall hold CONSULTANT harmless for any and all expenses, including travel expenses, judgments, awards, and/or legal fees (with an attorney of CONSULTANT'S choice) relating to any litigation or other legal proceedings in which CONSULTANT is named as a party in such litigation or other legal proceeding because of some alleged act or activity alleged to have been conducted by CONSULTANT in any capacity in which he is or ever has been connected with PRIMEDEX.

         8. Independent Contractor. PRIMEDEX and CONSULTANT both agree and acknowledge that CONSULTANT is at all times acting as an independent contractor when providing services under this Agreement. PRIMEDEX shall have no control whatsoever over CONSULTANT'S location while he is providing services under this Agreement, or the manner in which he provides services under this Agreement. PRIMEDEX shall take no deductions whatsoever or withholdings whatsoever from any payment due to CONSULTANT under this Agreement, and CONSULTANT shall be solely responsible for any and all income taxes due because of CONSULTANT'S receipt of such payments.

         9. Any notices to be provided under this Agreement shall be provided in writing and shall be provided to PRIMEDEX at the address shown at the beginning of this Agreement, and shall be provided to CONSULTANT at the following address:

                        Steven R. Hirschtick, Esq.
                        c/o Robert E. Hirschtick, M.D.
                        306 West Marion Avenue
                        Arlington Heights, Illinois 60004

         10.Governing Law. This Agreement shall be governed by and interpreted and enforced in accordance with the laws of the State of California, without reference to the principles governing the conflicts of laws applicable in that or any other jurisdiction.

         11.Cost of Controversies. The prevailing party shall be entitled to recover its or his actual attorneys fees and costs (including travel expenses) incurred in connection with any action or proceeding that is maintained under this Agreement.

         IN WITNESS WHEREOF, the undersigned has each duly executed this Agreement as of the date first above written.

                                    PRIMEDEX HEALTH SYSTEMS, INC.


                                    By:  ______________________________
                                          Howard G. Berger, M.D.
                                          Its President and CEO

                                    CONSULTANT:

                                    -----------------------------------
                                          Steven R. Hirschtick

                                    STOCK PUT


         THIS STOCK PUT (the "Agreement") is made and entered into as of this __ day of January, 1998, by and between PRIMEDEX HEALTH SYSTEMS, INC., a New York corporation qualified to do business in California ("PRIMEDEX"), with its principal place of business at 1516 Cotner Avenue, Los Angeles, California 90025 and STEVEN R. HIRSCHTICK, an individual ('STOCKHOLDER").

         NOW, THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound hereby, the parties hereto agree as follows.

         1. Stock Put. STOCKHOLDER presently owns 600,000 or more shares of common stock of PRIMEDEX. At any time after December 31, 1998 and prior to February 28, 2003, STOCKHOLDER may cause PRIMEDEX to purchase up to 600,000 shares of PRIMEDEX common stock at a price of $.40 per share. STOCKHOLDER may cause this purchase in one transaction for all 600,000 shares or a series of smaller transactions (minimum of 100,000 shares per transaction) at different times, provided that the total number of shares that STOCKHOLDER causes PRIMEDEX to purchase from him does not exceed a total of 600,000. None of the shares which may be tendered to PRIMEDEX by STOCKHOLDER under this Agreement need be registered with the Securities Exchange Commission or California equivalent.

         2. Adjustments. The 600,000 share total referred to in Paragraph 1 of this Agreement shall be appropriately adjusted to reflect any stock splits, stock dividends or other such transactions. The intention of the parties is that the STOCKHOLDER shall have the right to cause PRIMEDEX to pay a total of $240,000 for the number of shares of PRIMEDEX that is the equivalent of 600,000 such shares today.

         3. Procedure. To exercise his rights hereunder, STOCKHOLDER shall give written notice of such exercise of rights, and such notice shall specify the number of shares that STOCKHOLDER is selling to PRIMEDEX. Within five (5) days of the receipt of such notice by PRIMEDEX, STOCKHOLDER shall deliver the appropriate number of shares to PRIMEDEX, and PRIMEDEX shall present STOCKHOLDER with a check in the appropriate amount for the shares tendered.

         4. Should STOCKHOLDER die prior to February 28, 2003, any and all of his rights hereunder may be fully exercised by his Spouse.


         5. The rights granted to STOCKHOLDER by PRIMEDEX under this Agreement are in partial consideration for STOCKHOLDER'S agreement (in other documents) to relinquish certain rights to which he is entitled under his Employment Agreement with PRIMEDEX.

         IN WITNESS WHEREOF, the parties hereto have signed this document on the first date written above.

                                    PRIMEDEX HEALTH SYSTEMS, INC.



                                    By:  ______________________________
                                          Howard G. Berger, M.D.
                                          Its President and CEO


                                    STOCKHOLDER



                                    -----------------------------------
                                          Steven R. Hirschtick

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PRIMEDEX HEALTH SYSTEMS, INC.


Date:  March 26, 1998                /s/ Howard G. Berger, M.D.
                                     --------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By /s/ Howard G. Berger, M.D.
      Howard G. Berger, M.D.

Date: March 26, 1998



By /s/ Jaana Shellock
      Jaana Shellock

Date: March 26, 1998



By /s/ Norman Hames
      Norman Hames

Date: March 26, 1998