Form 10-Q
period 1998-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1998-05-20
CIK 790526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended January 31, 1998          Commission File Number 0-19019
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

                            Yes     X        No  ___

Number of shares outstanding of the issuer's common stock as of May 7, 1998 was 39,132,260 [excluding treasury shares].

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of January 31, 1998, and the results of its operations and changes in its cash flows for the three months ended January 31, 1998 and 1997, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                      January 31,  October 31,
                                                        1 9 9 8      1 9 9 7
                                                      [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                          $  465,735   $   129,517
  Marketable Securities - Held for Sale               1,431,563            --
  Accounts Receivable - Net                          17,082,607    16,933,340
  Unbilled Receivables                                  476,510       693,847
  Other Receivables - Current                         1,314,690     2,390,755
  Due from Related Party                                105,000        55,568
  Other                                                 905,955       765,467
                                                     ----------   -----------

  Total Current Assets                               21,782,060    20,968,494
                                                     ----------   -----------

Property, Plant and Equipment - Net                  32,200,444    33,401,161
                                                     ----------   -----------

Other Assets:
  Accounts Receivable - Net                           6,148,173     5,810,814
  Due from Related Parties                              967,246       897,133
  Other Receivables                                          --       899,896
  Goodwill - Net                                     19,513,587    20,168,729
  Other                                               3,121,584     4,193,696
                                                     ----------   -----------

  Total Other Assets                                 29,750,590    31,970,268
                                                     ----------   -----------

  Total Assets                                       $83,733,094  $86,339,923
                                                     ===========  ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                        January 31,  October 31,
                                                          1 9 9 8      1 9 9 7
                                                        [Unaudited]
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Cash Overdraft                                     $    901,400   $   319,481
  Accounts Payable                                      3,463,463     4,010,861
  Accrued Expenses - Current                            4,925,953     5,270,787
  Accrued Expenses - Professional Fees - Current        1,744,614     1,596,916
  Notes and Leases Payable - Current                   24,210,499    20,341,372
  Accrued Restructuring Costs                             248,396     1,062,026
  Deferred Revenue - Covenant Not-to-Compete -
   Current                                                200,000       200,000
  Other                                                   167,717       194,084
                                                       ----------   -----------

  Total Current Liabilities                            35,862,042    32,995,527
                                                       ----------   -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                      21,367,000    22,923,000
  Notes and Leases Payable                             50,554,803    51,445,256
  Deferred Revenue - Covenant Not-to-Compete            1,616,666     1,666,666
  Accrued Expenses                                        255,323       225,292
  Accrued Expenses - Professional Fees                    652,155       582,998
                                                       ----------   -----------

  Total Long-Term Liabilities                          74,445,947    76,843,212
                                                       ----------   -----------

Commitments and Contingencies                                  --            --
                                                       ----------   -----------

Minority Interest                                         761,664     1,430,788
                                                       ----------   -----------

Stockholders' Deficit:
  Common Stock - $.01 Par Value,  100,000,000
   Shares Authorized;  40,757,260 and 40,432,260
   Shares Issued;  39,132,260 and 38,807,260
   Shares  Outstanding at January 31, 1998 and
   October 31, 1997, Respectively                         407,572       404,322

  Paid-in Capital                                      99,491,650    99,434,150

  Retained Earnings [Deficit]                        (126,590,834) (124,153,129)

  Stock Subscription - Related Party                      (30,000)           --
                                                       ----------   -----------

  Totals                                              (26,721,612)  (24,314,657)
  Less: Treasury Stock - 1,625,000 Shares, At Cost       (614,947)     (614,947)
                                                       ----------   -----------

  Total Stockholders' Deficit                         (27,336,559)  (24,929,604)
                                                      -----------   -----------

  Total Liabilities and Stockholders' Deficit        $ 83,733,094   $86,339,923
                                                      ===========   ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------


                                                          Three months ended
                                                             January 31,
                                                         1 9 9 8      1 9 9 7
                                                         -------      -------
Revenue:
  Revenue                                             $30,366,063   $31,838,043
  Less: Allowances                                     16,101,127    14,200,921
                                                       ----------   -----------

  Net Revenue                                          14,264,936    17,637,122
                                                       ----------   -----------

Operating Expenses:
  Operating Expenses                                   12,169,602    14,927,388
  Depreciation and Amortization                         2,117,207     2,377,779
  Provision for Bad Debts                                 485,696       572,542
  Impairment Loss of Long-Lived Assets                         --     4,953,783
                                                       ----------   -----------

  Total Operating Expenses                             14,772,505    22,831,492
                                                       ----------   -----------

  Loss from Operations                                   (507,569)   (5,194,370)
                                                       ----------   -----------

Other [Expenses] and Revenue:
  Interest Expense                                     (2,226,597)   (2,660,008)
  Interest Income                                         105,470        53,056
  Gain on Sale of Subsidiaries and Divisions              335,899            --
  Other Income                                            132,425       134,933
                                                       ----------   -----------

  Total Other Expenses                                 (1,652,803)   (2,472,019)
                                                       ----------   -----------

  Loss Before Minority Interest in Income
   of Subsidiaries, Cumulative Effect of Change
   in Accounting Principle and Extraordinary Item      (2,160,372)   (7,666,389)

Minority Interest in Income of Subsidiaries               (87,161)     (142,491)
                                                       ----------   -----------

  Loss Before Cumulative Effect of Change in
   Accounting Principle and Extraordinary Item         (2,247,533)   (7,808,880)

Cumulative Effect of Change in Accounting Principle      (779,294)           --
                                                       ----------   -----------

  Loss Before Extraordinary Item                       (3,026,827)   (7,808,880)

Extraordinary Item - Gain from Early Extinguishment
  of Debt [Net of Income Taxes of $-0- for the
  Three Months Ended January 31, 1998 and 1997,
  Respectively]                                           589,122            --
                                                       ----------   -----------

  Net [Loss]                                          $(2,437,705)  $(7,808,880)
                                                       ===========  ===========

[Loss] Per Share:
  Loss Before Change in Accounting Principle and
   Extraordinary Item                                  $     (.06)  $      (.20)
  Change in Accounting Principle - Write-off of Costs
   of Start-up Activities                                    (.02)           --
  Extraordinary Item                                          .02            --
                                                       ----------   -----------

  Net Loss Per Share                                   $     (.06)  $      (.20)
                                                       ==========   ===========

  Weighted Average Shares Outstanding                  38,859,458    38,932,260
                                                       ==========   ===========

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------


                                   Common Stock                Retained       Stock        Total
                                Number    Par Value  Treasury   Paid-in     Earnings   Subscription Stockholders'
                               of Shares   Amount      Stock    Capital     [Deficit]  Related Party  [Deficit]

Balance - November 1, 1997    40,432,260  $404,322 $(614,947) $99,434,150 $(124,153,129)$        -- $(24,929,604)

  Issuance of Common Stock       325,000     3,250        --      57,500             --          --      60,750

  Common Stock Subscribed             --        --        --          --             --     (30,000)    (30,000)

  Net Loss for the three months
   ended January 31, 1998             --        --        --         --      (2,437,705)         --  (2,437,705)
                              ----------  -------- ---------  ----------  ------------- ----------- -----------

  Balance - January 31, 1998
   [Unaudited]                40,757,260  $407,572 $(614,947) $99,491,650 $(126,590,834)$   (30,000)$(27,336,559)
                              ==========  ======== =========  =========== ============= =========== ============







See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                              Three months ended
                                                                 January 31,
                                                             1 9 9 8      1 9 9 7
                                                             -------      -------

Cash [Used for] Provided by Continuing Operations          $ (387,578)  $ 1,467,992

Cash Used for Discontinued Operations                              --       (13,011)
                                                           ----------   -----------

  Net Cash - Operating Activities                            (387,578)    1,454,981
                                                           ----------   -----------

Investing Activities:
  Acquisitions - Net of Cash Acquired                        (487,945)      (66,936)
  Purchase of Property and Equipment                         (737,339)     (384,191)
  Proceeds - Sale of Centers or Equipment                      20,000            --
  Loans to Related Parties                                    (75,000)           --
                                                           ----------   -----------

  Net Cash - Investing Activities                          (1,280,284)     (451,127)
                                                           ----------   -----------

Financing Activities:
  Cash Overdraft                                              581,919       614,121
  Principal Payments on Capital Leases and Notes Payable   (2,513,024)   (1,816,317)
  Proceeds from Short-Term Borrowings on Notes Payable      4,949,685       620,661
  Joint Venture Distributions                                      --      (228,125)
  Joint Venture Proceeds                                       75,000            --
  Repurchase of Bond Debentures                            (1,095,250)     (170,049)
  Issuance of Common Stock                                      5,750            --
                                                           ----------   -----------

  Net Cash - Financing Activities                           2,004,080      (979,709)
                                                           ----------   -----------

  Net Increase in Cash and Cash Equivalents                   336,218        24,145

Cash and Cash Equivalents - Beginning of Periods              129,517       151,870
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $  465,735   $  176,015
                                                           ==========   ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                                $2,200,195   $ 3,094,802
   Income Taxes                                            $       --   $        --



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Company entered into capital leases or financed equipment through notes payable for approximately $1,650,000 and $1,695,000 for the three months ended January 31, 1998 and 1997, respectively.

  During the three months ended January 31, 1998, the Company wrote-off approximately $1,565,000 in net property and equipment, approximately $285,000 in net accounts receivable, approximately $735,000 in net goodwill, approximately $19,000 in non current assets, approximately $865,000 in notes and capital lease obligations, approximately $160,000 in other current liabilities and approximately $398,000 in minority interest related to the sale of Scripps Chula Vista to DHS effective January 1, 1998. As consideration, the Company received 127,250 shares of DHS common stock valued at $11.25 per share as of the transaction date.

  During the three months ended January 31, 1998, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately $365,000 in net property, approximately $130,000 of accrued expenses and approximately $435,000 in minority interest. The Company recorded a short-term receivable of approximately $95,000 as part of the final dissolution.

  During the three months ended January 31, 1997, the Company wrote-off approximately $1,515,000 in net property and equipment, approximately $2,875,000 in net goodwill and $782,273 in deferred compensation related to the closure of Parkside.

  During the three months ended January 31, 1998, the Company issued 300,000 shares of its common stock and recorded $55,000 as due from related parties.

  During the three months ended January 31, 1998, the Company received medical equipment of approximately $352,000 in lieu of cash rebates for Fuji medical film purchases.






See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies

Significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 1997 as filed with the Securities and Exchange Commission.

During the three months ended January 31, 1998, the Company adopted the Accounting Standards Executive Committee's ["AcSEC"] Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-up Activities." As a result of this decision, in January 1998, the Company reduced historical net organizational costs and capitalized fees by approximately $780,000.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended January 31, 1998 and 1997 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1997.

[3] Goodwill

The Company's goodwill as of January 31, 1998 is shown net of accumulated amortization of approximately $3,430,000. Amortization expense for the three months ended January 31, 1998 and 1997 was approximately $320,000 and $420,000, respectively. The 1998 decrease in amortization expense was primarily due to the write-off of goodwill associated with the sales of DIS's Ultrasound Division and four of its hospital-based MRI facilities to Diagnostic Health Services, Inc. effective March 1, 1997.

During the three months ended January 31, 1998, the Company wrote-off approximately $778,000 of DIS acquisition goodwill and approximately $43,000 of related accumulated amortization with the sale of Scripps Chula Vista. In addition, the Company wrote-off approximately $92,000 of Woodward Park acquisition goodwill and approximately $4,000 of related accumulated amortization. At the time of the acquisition, unrealized liabilities [written off in January 1998] were recorded creating the goodwill.

The Company amortizes goodwill over the lesser of 20 years or the estimated useful life of the assets.

[4] Due to/from Related Party

The Company has a $1,000,000 loan receivable due from its President and C.E.O. in February 1999 discounted at 8%. For the three months ended January 31, 1998, the Company recorded interest income on the note of approximately $20,000.

As of October 31, 1997, the Company advanced $30,000 to an officer of the Company, at no interest, which will be repaid within the 1998 fiscal year. During the three months ended January 31, 1998, the Company advanced an additional $25,000 to the officer with the same terms.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
------------------------------------------------------------------------------



[4] Due to/from Related Party [Continued]

As of October 31, 1997, the Company loaned an officer of the Company $25,000, with interest at 6%. During the three months ended January 31, 1998, the Company loaned an additional $105,000 to this officer prior to his contract renegotiation and termination. In February 1998, the officer used his net severance to repay $50,000 of the prior loans made to him by the Company. In addition, as part of his contract renegotiation, the officer was loaned an additional $75,000. The remaining $155,000 of loans due to the Company are to be repaid in five years with interest at 6.5%. As part of the contract renegotiation, the individual was retained as a legal consultant to the Company to be paid $50,000 per year for five years.

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

The Company is currently a party to other litigation, none of which is deemed material by nature.

[6] Acquisitions, Sales and Divestitures

In February 1998, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately
$365,000 in net property, approximately $130,000 of accrued expenses and approximately $435,000 in minority interest. The Company recorded a short-term receivable of approximately $95,000 as part of the final dissolution. The
Company recognized a gain of approximately $23,000 on the dissolution and continues to operate the now wholly-owned La Habra center. As part of the dissolution, Friendly Hills acquired the modular building utilized by the center. The Company entered into a five-year lease with Friendly Hills with an initial base rent of $3,034 per month.

In March 1998, effective January 1, 1998, the Company's DIS subsidiary sold its share of Scripps Chula Vista MRI L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and recorded as marketable securities held for sale [see Note 8]. Due to the sale, the Company wrote-off approximately $735,000 of net acquisition goodwill.

[7] Capital Transactions

During the three months ended January 31, 1998, the Company purchased an additional 428,000 shares of DIS common stock for approximately $488,000. Subsequent to the quarter's end, as of May 7, 1998, the Company has purchased an additional 200,000 shares of DIS common stock for approximately $212,000 increasing its total ownership to 8,627,970 shares, or approximately 75%.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
------------------------------------------------------------------------------



[7] Capital Transactions [Continued]

During the three months ended January 31, 1998, the Company repurchased 1,556,000 of its subordinated bond debentures for cash of approximately $1,095,000. These bonds were retired and resulted in a gain on early extinguishment of debt of approximately $461,000. Subsequent to the quarter's end, as of May 7, 1998, the Company repurchased an additional 633,000 of its subordinated bond debentures for approximately $380,000. When the bonds are retired, the Company will recognize an additional gain from early extinguishment of debt of approximately $253,000 while reducing quarterly interest payments to approximately $518,000.

On December 4, 1997, a former employee of the Company exercised his options for 25,000 shares of the Company's common stock for $.23 per share, or $5,750.

During the three months ended January 31, 1998, a former officer of the Company, who had existing options for 200,000 shares of the Company's common stock, was granted options for an additional 100,000 shares as part of his contract buyout and renegotiation. On January 20, 1998, the former officer exercised all of his options for 300,000 shares of the Company's common stock for approximately $.183 per share, or $55,000. The former officer was loaned the entire $55,000 of which $25,000 was repaid in February 1998 with the remainder to be repaid in five years at 6.5% interest. In addition, the Company entered into an agreement with the former officer whereby the Company agreed to purchase from him up to 600,000 shares of the Company's common stock owned by him at a price of $.40 per share, in minimum increments of 100,000 shares, upon his election anytime subsequent to December 31, 1998 and prior to February 28, 2003.

[8] Subsequent Events

In May 1998, the Company exercised its option to receive the $1.5 million in post-closing payments related to the sale of DIS's MRI facilities to DHS in the form of common stock of DHS. The Company received 200,000 shares of DHS stock and sold the shares for $1,849,936 on May 8, 1998. The transaction will result in a gain of approximately $534,000.

On May 15, 1998, the Company sold the 127,250 DHS shares it received from the sale of SCV for approximately $1,230,000. The transaction will result in a loss of approximately $200,000.



                    .   .   .   .   .   .   .   .   .   .   .

Item 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background

Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of January 31, 1998, which is accounted for using the cost method at $-0-.

On April 30, 1992, the Company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the three months ended January 31, 1998 and 1997 include the operations and cash transactions of Radnet.

In November of 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"], which acquired most of the assets of Future Diagnostics, Inc. ["FDI"| by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. The statement of operations and cash flows for the three months ended January 31, 1997 reflect the operations and cash transactions of FDI. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to an unrelated party for approximately $13,500,000 in cash, notes and assumed liabilities. The Company continues to operate RMIS which provides utilization review services. The statements of operations and cash flows for the three months ended January 31, 1998 and 1997 reflect the overhead costs and cash transactions of RMIS.

In March of 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 with a five-year warrant to acquire an additional 1,521,739 shares of DIS stock at $1.60 per share. The $4 million was borrowed by the Company from a primary lending source. During the four-month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. Effective August 1, 1996, the Company issued a five-year promissory note for $3,272,046 and five-year warrants to purchase approximately 4,000,000 shares of PHS common stock at $.60 per share, to acquire an additional 3,228,046 shares of DIS common stock. The purchase made PHS the primary shareholder in DIS with approximately 59% ownership.

In subsequent purchases through May 7, 1998, the Company acquired an additional 1,921,663 shares of DIS stock from various related and unrelated parties for approximately $2,340,000 increasing its ownership in DIS to approximately 75%. The statements of operations and cash flows for the three months ended January 31, 1998 and 1997 reflect the operations and cash transactions with DIS.

Effective March 1, 1997, the Company sold the assets and related liabilities of four of DIS's hospital-based MRI facilities and its ultrasound division to Diagnostic Health Services, Inc. ["DHS"] for $15,972,720 in cash including $2,000,000 in ten-year covenants not-to-compete. The covenants not-to-compete were split equally between PHS and DIS and are classified as "Deferred Revenue" on the Company's financial statements. The Company recognized a gain on the sale of approximately $5,600,000 which included the write-off of approximately $2,660,000 of net acquisition goodwill. In addition, a discounted receivable of approximately $1,190,000 utilizing a 11.75% interest rate was recorded on the Company's books for post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the closing date. The Company had an option to receive these payments in the form of DHS common stock valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ["the Agreed Value"] [See Note 8].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------





Background [Continued]

As a result of a continuing deteriorating business climate and other business reasons at DIS's Santa Monica ["Parkside"] facility, on June 25, 1997, the Company decided to close substantially all of its operations at the facility on or about August 29, 1997. Due to this decision, the Company recognized an impairment loss of approximately $4,550,000 which included the write-off of approximately $1,530,000 of net acquisition goodwill. In May 1997, the Company sold the facility's MRI for $65,000 to an unrelated party; in August 1997, the Company's remaining Parkside assets were sold for approximately $400,000 to another party who also assumed the centers building lease. The Company still operates a separate entity, Parkside Radiology Women's Center ["Parkside Womens"], which provides ultrasound, mammography, stereotactic breast biopsy and bone densitometry services.

Effective January 1, 1997, the Company's DIS subsidiary opened its Scripps Chula Vista MRI, L.P. ["SCV"] servicing patients in San Diego. The Company and Scripps Health are equal partners with the Company serving as managing partner.

In March 1998, effective January 1, 1998, the Company's DIS subsidiary sold its share of SCV to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and recorded as marketable securities held for sale [see Note 8]. Due to the sale, the Company wrote-off approximately $735,000 of net acquisition goodwill.

Effective March 1, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center ["WWP"] in Fresno for approximately $200,000 in notes payable and assumed liabilities resulting in goodwill of approximately $90,000. In January 1998, the goodwill was written-off due to the reversal of an unrealized liability [See Note 3]. WWP is a full service, multi-modality imaging center providing MRI, CT, mammography, ultrasound and general diagnostic radiology services.

During the year ended October 31, 1997, the Company acquired the assets of Las Posas Medical Imaging for $35,000 in cash and relocated DIS's Camarillo facility to its location. No goodwill was recorded in this transaction.

In February 1998, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately
$365,000 in net property, approximately $130,000 of accrued expenses and approximately $435,000 in minority interest. The Company recorded a short-term receivable of approximately $95,000 as part of the final dissolution. The
Company recognized a gain of approximately $23,000 on the dissolution and continues to operate the now wholly-owned La Habra center. As part of the dissolution, Friendly Hills acquired the modular building utilized by the center. The Company entered into a five-year building lease with Friendly Hills with an initial base rent of $3,034 per month.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Forward-Looking Information

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. There are a number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

The following discussion relates to the continuing activities of Primedex Health Systems, Inc. and affiliates.

Results of Operations

The discussion of the results of continuing operations includes Radnet, PHS, RMIS and DIS for the three months ended January 31, 1998. The discussion of the results of continuing operations includes Radnet, PHS, RMIS, FDI and DIS for the three months ended January 31, 1997. RMIS was consolidated with FDI during fiscal 1997.

During the three months ended January 31, 1998 and 1997, the Company had losses from operations of approximately $508,000 and $5,194,000, respectively. During the three months ended January 31, 1997, the Company recognized an impairment loss related to the closure of Parkside of approximately $4,954,000.

During the three months ended January 31, 1998 and 1997, the Company realized net revenues of approximately $14,265,000 and $17,635,000, respectively.

During the three months ended January 31, 1998 and 1997, Radnet realized net revenues of approximately $11,795,000 and $10,725,000, respectively. New centers added after January 31, 1997, including University Imaging, Woodward Park and Oxnard Imaging, generated net revenues of approximately $850,000 during the first quarter of 1998. In addition, during the three months ended January 31, 1998, Vacaville's net revenue increased approximately 63% with the addition of a CT, and the centers at Northridge, Westchester, Santa Rosa, Lancaster and Orange collectively increased their net revenues approximately 22% from the previous year's quarter. On the other hand, Santa Clarita's net revenues decreased approximately 15% primarily due to a loss of certain contracts and La Habra's net revenues decreased approximately 58% with the partnership dissolution and the related loss of contracted CT business. Subsequent to the quarter's end, the Company added MRI's at Stockton and Oxnard which increased their revenues significantly.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

During the three months ended January 31, 1998 and 1997, DIS realized net revenues of approximately $2,400,000 and $5,300,000, respectively. Subsequent to January 31, 1997, DIS sold four of its hospital-based MRI facilities and its Ultrasound Division to Diagnostic Health Services, Inc. ["DHS"], closed Parkside Radiology, closed West L.A. MRI Center, and sold Scripps Chula Vista MRI L.P. ["SCV"] to DHS. The combined net revenues of these sites for the three months ended January 31, 1998 and 1997 was approximately $317,000 and $3,161,000, respectively. For the three months ended January 31, 1998, SCV and Parkside Radiology Women's Center generated net revenues of approximately $174,000 and $143,000, respectively. MDI and Camarillo's net revenues for the three months ended January 31, 1998 increased approximately 25% while the remaining sites overall net revenues remained consistent or decreased slightly from the previous quarter. In addition, during the three months ended January 31, 1998, DIS recorded a contractual adjustment of approximately $225,000 on the historical accounts receivable from its previously closed or sold sites.

During the three months ended January 31, 1998 and 1997, FDI generated net revenues of approximately $-0- and $1,610,000, respectively. FDI was sold to Preferred Health Management, Inc. ["PHM"] effective September 3, 1997. During the three months ended January 31, 1998 and 1997, PHS generated net revenues of $70,000 and $-0-, respectively, for billing fee income.

During the three months ended January 31, 1998 and 1997, the Company incurred operating expenses of approximately $14,773,000 and $22,831,000, respectively.

For the three months ended January 31, 1998 and 1997, Radnet's operating expenses were approximately $10,968,000 and $10,345,000, respectively, DIS's operating expenses were approximately $3,055,000 and $8,927,000, respectively, FDI's and RMIS's operating expenses were approximately $84,000 and $1,360,000, respectively, and PHS's operating expenses were approximately $666,000 and $2,199,000, respectively. The 1998 operating expense decrease is primarily attributable to the sales of DIS's Ultrasound Division and MRI sites to DHS, the sale of FDI to PHM, and the closure of Parkside and recognition of an impairment loss of approximately $4,954,000 during the three months ended January 31, 1997.

During the three months ended January 31, 1998 and 1997, the Company's operating expenses consisted of approximately $6,400,000 and $6,785,000, respectively, for salaries and reading fees, approximately $-0- and $912,000, respectively, for radiology site costs related to FDI, approximately $1,315,000 and $1,540,000, respectively, for building and equipment rentals, approximately $4,455,000 and $5,695,000, respectively, in general and administrative expenditures, approximately $2,117,000 and $2,375,000, respectively, in depreciation and amortization, approximately $486,000 and $570,000, respectively, for provisions for bad debt, and approximately $-0- and $4,954,000 attributable to the recognition of an impairment loss, pursuant to FASB 121, for the writedown of assets related to the closure of Parkside.

During the three months ended January 31, 1998 and 1997, interest income was approximately $105,000 and $53,000, respectively. Interest income for 1998 consisted primarily of imputed interest income on notes receivable due from PHM, DHS and related parties. Interest income for 1997 consisted primarily of imputed interest income on related party note receivables.

During the three months ended January 31, 1998 and 1997, interest expense was approximately $2,225,000 and $2,660,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

During the three months ended January 31, 1998 and 1997, the Company recognized other income of approximately $132,000 and $135,000, respectively. During the three months ended January 31, 1998, the Company realized a gain from the sale of SCV to DHS of approximately $248,000 and an additional gain from the sale of FDI to PHM [final post-closing adjustment] of approximately $88,000.

During the three months ended January 31, 1998, the Company realized an extraordinary gain from early extinguishment of debt of approximately $590,000 from the repurchase and retirement of subordinated bond debentures and the settlement of limited partner notes payable at a discount.

During the three months ended January 31, 1998, the Company adopted the Accounting Standards Executive Committee's ["AcSEC"] Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-up Activities." As a result of this decision, in January 1998, the Company reduced historical net organizational costs and capitalized fees by approximately $780,000.

During the three months ended January 31, 1998 and 1997, the Company had net losses of approximately $2,438,000 and $7,809,000, respectively

Liquidity and Capital Resources

Cash increased for the three months ended January 31, 1998 and 1997 by approximately $336,000 and $24,000, respectively.

Cash utilized for investing activities for the three months ended January 31, 1998 and 1997 was approximately $1,280,000 and $450,000, respectively. For the three months ended January 31, 1998 and 1997, the Company acquired additional DIS stock for approximately $488,000 and $67,000, respectively, and purchased property and equipment of approximately $737,000 and $384,000, respectively. In addition, during the three months ended January 31, 1998, the Company sold medical equipment for $20,000, and loaned $75,000 to related parties.

Cash generated from financing activities for the three months ended January 31, 1998 was approximately $2,004,000. Cash utilized for financing activities for the three months ended January 31, 1997 was approximately $980,000. During the three months ended January 31, 1998 and 1997, the Company increased its cash overdraft by approximately $581,000 and $615,000, respectively, made principal payments on capital leases and notes payable of approximately $2,513,000 and $1,815,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $4,950,000 and $620,000, respectively, and repurchased subordinated bond debentures for approximately $1,095,000 and $170,000, respectively. In addition, during the three months ended January 31, 1998 and 1997, the Company received $75,000 from its SCV joint venture partner and $5,750 from the issuance of common stock, and distributed approximately $230,000 to its joint venture partners, respectively.

At January 31, 1998, the Company had a working capital deficit of $14,079,982 as compared to a working capital deficit of $12,027,033 at October 31, 1997, a decrease of $2,052,949. The decrease from year-end is primarily attributable to increased borrowings from the Company's existing lines of credit which are classified as current liabilities on the Company's financial statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------






Liquidity and Capital Resources [Continued]

The Company's working capital needs are currently provided under two lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together, with interest, at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender holds a first lien on substantially all of Radnet's [Beverly Radiology's] assets to secure repayment under this line of credit. The President and C.E.O. of PHS has personally guaranteed $3,000,000 of the loans. In addition, the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At January 31, 1998, approximately $9,070,000 was outstanding under this line.

Under a second line of credit, renewed on a month-to-month basis, the Company may borrow the lesser of 75% of the eligible accounts receivable, $4,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate of the bank's prime rate plus 3-1/2%. The credit line is collateralized by approximately 80% of the Tower division's [Radnet Sub, Inc.] accounts receivable. As of January 31, 1998, approximately $2,115,000 was outstanding under this line. Subsequent to the quarter's end, this line of credit was renegotiated where the Company can now borrow the lesser of 75% of the eligible accounts receivable, $5,000,000 or the prior 120-days' cash collections. The President and C.E.O. of PHS has personally guaranteed $1,000,000 of the loans.

The Company's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $29,800,000, $15,925,000, $15,950,000,
$13,125,000 and $11,500,000, respectively. Interest expense [excluding line of credit and bond debenture interest] for the next five years, included in the above payments, will be approximately $5,575,000, $4,175,000, $3,000,000,
$1,775,000 and $875,000, respectively. In addition, the Company has non-cancelable operating leases for use of its facilities and certain medical equipment which will average approximately $3,300,000 in annual payments over the next five years.

The Company has approximately $250,000 on its books for accrued restructuring costs associated with the buyout and renegotiation of employment contracts which will be fully utilized by fiscal year-end 1998.

At three of the Company's Tower locations [120 East, 444 San Vicente and 1 West/Womens], the Company's leases expire at various times beginning in January 1999. Due to this, the Company has entered into a new lease agreement for nearby space in Beverly Hills ["Wilshire"] and will consolidate the assets and business of these three Tower locations to the new space during fiscal 1999. The Company cannot predict whether the move will negatively impact the volume of business previously obtained from these three centers, but the new site will reduce respective average building rental disbursements by approximately $1,015,000 per year [including note payment disbursements assumed upon the acquisition of Tower in October 1994]. For the three months ended January 31, 1998, the combined net revenue for these three sites was approximately $3,050,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 5:  Other Information

In February 1998, effective December 31, 1997, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"]. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately
$365,000 in net property, approximately $130,000 of accrued expenses and approximately $435,000 in minority interest. The Company recorded a short-term receivable of approximately $23,000 on the dissolution and continues to operate the now wholly-owned La Habra center. As part of the dissolution, Friendly Hills acquired the modular building utilized by the center. The Company entered into a five-year building lease with Friendly Hills for the building with an initial base rent of $3,034 per month.

In March 1998, effective January 1, 1998, the Company's Diagnostic Imaging Services, Inc. subsidiary sold its partnership interest in Scripps Chula Vista MRI L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. On May 15, 1998, the Company sold the shares for which it received approximately $1,230,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SIGNATURES
------------------------------------------------------------------------------




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Primedex Health Systems, Inc. and Affiliates
                              (Registrant)


May 19,  1998                 By: /s/ Howard G. Berger
                              ------------------------
                              Howard G. Berger, M.D., President, Principal
                               Executive Officer, Financial Officer and Director