Form 10-Q
period 1998-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 1998-08-20
CIK 790526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended April 30, 1998             Commission File Number 0-19019

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

                            Yes     X        No  ___


Number of shares outstanding of the issuer's common stock as of August 7, 1998 was 39,132,260 [excluding treasury shares].

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of April 30, 1998, and the results of its operations and changes in its cash flows for the six months ended April 30, 1998 and 1997, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                        April 30,   October 31,
                                                         1 9 9 8      1 9 9 7
                                                       [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                           $  332,580   $   129,517
  Marketable Securities - Held for Sale                1,161,156            --
  Accounts Receivable - Net                           18,085,522    16,933,340
  Unbilled Receivables                                   304,496       693,847
  Other Receivables - Current                          1,353,688     2,390,755
  Due from Related Party                                 990,714        55,568
  Other                                                  873,791       765,467
                                                      ----------   -----------

  Total Current Assets                                23,101,947    20,968,494
                                                      ----------   -----------

Property, Plant and Equipment - Net                   31,527,428    33,401,161
                                                      ----------   -----------

Other Assets:
  Accounts Receivable - Net                            6,460,907     5,810,814
  Due from Related Parties                               127,122       897,133
  Other Receivables                                           --       899,896
  Goodwill - Net                                      19,320,451    20,168,729
  Other                                                2,779,045     4,193,696
                                                      ----------   -----------

  Total Other Assets                                  28,687,525    31,970,268
                                                      ----------   -----------

  Total Assets                                        $83,316,900  $86,339,923
                                                      ===========  ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                         April 30,   October 31,
                                                          1 9 9 8      1 9 9 7
                                                        [Unaudited]
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Cash Overdraft                                       $2,110,603   $   319,481
  Accounts Payable                                      4,971,172     4,010,861
  Accrued Expenses                                      4,403,345     5,270,787
  Accrued Expenses - Professional Fees                  1,552,682     1,596,916
  Notes and Leases Payable                             26,835,914    20,341,372
  Accrued Restructuring Costs                             105,000     1,062,026
  Deferred Revenue                                        200,000       200,000
  Other                                                   933,972       194,084
                                                       ----------   -----------

  Total Current Liabilities                            41,112,688    32,995,527
                                                       ----------   -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                      20,912,000    22,923,000
  Notes and Leases Payable                             47,665,134    51,445,256
  Deferred Revenue                                      1,566,666     1,666,666
  Accrued Expenses                                        236,474       225,292
  Accrued Expenses - Professional Fees                    552,704       582,998
                                                       ----------   -----------

  Total Long-Term Liabilities                          70,932,978    76,843,212
                                                       ----------   -----------

Commitments and Contingencies                                  --            --
                                                       ----------   -----------

Minority Interest                                         862,379     1,430,788
                                                       ----------   -----------

Stockholders' Deficit:
  Common Stock - $.01 Par Value,  100,000,000
   Shares Authorized;  40,757,260 and 40,432,260
   Shares Issued;  39,132,260 and 38,807,260  Shares
   Outstanding at April 30, 1998 and
   October 31, 1997, respectively                         407,572       404,322

  Paid-in Capital                                      99,491,650    99,434,150

  Stock Subscription - Related Party                      (30,000)           --

  Retained Earnings [Deficit]                        (128,575,013) (124,153,129)

  Accumulated Other Comprehensive Loss                   (270,407)           --
                                                       ----------   -----------

  Totals                                              (28,976,198)  (24,314,657)

  Less: Treasury Stock - 1,625,000 Shares, At Cost       (614,947)     (614,947)
                                                       ----------   -----------

  Total Stockholders' Deficit                         (29,591,145)  (24,929,604)
                                                      -----------   -----------

  Total Liabilities and Stockholders' Deficit         $83,316,900   $86,339,923
                                                      ===========   ===========

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
[UNAUDITED]
------------------------------------------------------------------------------


                                       Three months ended        Six months ended
                                            April 30,                 April 30,
                                            ---------                 ---------
                                       1 9 9 8     1 9 9 7      1 9 9 8       1 9 9 7
                                       -------     -------      -------       -------
Revenue:
  Revenue                           $33,183,476 $33,125,252   $63,549,539   $64,963,295
  Less: Allowances                   17,488,900  15,683,201    33,590,027    29,884,122
                                    ----------- -----------   -----------   -----------

  Net Revenue                        15,694,576  17,442,051    29,959,512    35,079,173
                                    ----------- -----------   -----------   -----------

Operating Expenses:
  Operating Expenses                 12,847,372  14,794,923    25,016,975    29,722,311
  Depreciation and Amortization       2,157,103   2,166,007     4,274,310     4,543,786
  Provision for Bad Debts               528,023     645,743     1,013,719     1,218,285
  Impairment Loss Long-Lived Assets          --          --            --     4,953,783
                                      --------- -----------   -----------   -----------

  Total Operating Expenses           15,532,498  17,606,673    30,305,004    40,438,165
                                    ----------- -----------   -----------   -----------

  Income [Loss] from Operations         162,078    (164,622)     (345,492)   (5,358,992)
                                    ----------- -----------   -----------   -----------

Other [Expenses] and Revenue:
  Interest Expense                   (2,314,854) (2,361,730)   (4,541,451)   (5,021,738)
  Interest Income                        62,198     178,497       167,668       231,553
  Gain on Sale of Subsidiaries            4,811   5,593,832       340,710     5,593,832
  Other Income [Expense]               (170,457)     50,722       (38,032)      185,655
                                    ----------- -----------   -----------   -----------

  Total Other Revenue [Expenses]     (2,418,302)  3,461,321    (4,071,105)      989,302
                                    ----------- -----------   -----------   -----------

  [Loss] Income Before Minority
   Interest in Income of
   Subsidiaries, Cumulative
   Effect of Change in Accounting
   Principle and Extraordinary Item  (2,256,224)  3,296,699    (4,416,597)   (4,369,690)

Minority Interest in Income of
  Subsidiaries                         (100,717)   (165,228)     (187,878)     (307,719)
                                    ----------- -----------   -----------   -----------

  [Loss] Income Before Extraordinary
   Item and Cumulative Effect of
   Change in Accounting Principle    (2,356,941)  3,131,471    (4,604,475)   (4,677,409)

Extraordinary Item-Gain from Early
  Extinguishment of Debt [Net of
  Income Taxes of $-0- for the six
  months ended April 30, 1998 and
  1997, respectively]                   372,763          --       961,885            --
                                    ----------- -----------   -----------   -----------

  [Loss] Income Before Cumulative
   Effect of Change in Accounting
   Principle - Forward              $(1,984,178)$ 3,131,471   $(3,642,590) $(4,677,409)


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
[UNAUDITED]
------------------------------------------------------------------------------

                                    Three months ended        Six months ended
                                         April 30,                 April 30,
                                         ---------                 ---------
                                    1 9 9 8     1 9 9 7      1 9 9 8       1 9 9 7
                                    -------     -------      -------       -------
  [Loss] Income Before Cumulative
   Effect of Change in Accounting
   Principle - Forwarded         $(1,984,178)$ 3,131,471   $(3,642,590) $ (4,677,409)

Cumulative Effect of Change in
  Accounting Principle                    --          --      (779,294)           --
                                 ----------- -----------   -----------   -----------

  Net [Loss] Income               (1,984,178)  3,131,471    (4,421,884)   (4,677,409)

Other Comprehensive Income:
  Unrealized Holding Loss on
   Marketable Securities            (270,407)         --      (270,407)           --
                                 ----------- -----------   -----------  ------------

  Total Comprehensive [Loss]
   Income                        $(2,254,585)$ 3,131,471   $(4,692,291) $ (4,677,409)
                                 =========== ===========   ===========  ============

  Net [Loss] Income Available to
   Common Shareholders           $(1,984,178)$ 3,131,471   $(4,421,884) $ (4,677,409)
                                 =========== ===========   ===========  ============

Basic EPS:
  [Loss] Income Before Change in
   Accounting Principle and
   Extraordinary Item            $      (.06)$       .08   $      (.12) $       (.12)
  Extraordinary Item                     .01          --           .03            --
  Change in Accounting Principle--
   Write-off of Costs of Start-up
   Activities                             --          --          (.02)           --
                                 ----------- -----------   -----------  ------------

  Net [Loss] Income              $      (.05)$       .08   $      (.11) $       (.12)
                                 =========== ===========   ===========  ============

  [Loss] Income Available to
   Common Shareholders and
   Assumed Conversions           $(1,984,178)$ 3,131,471   $(4,421,884) $ (4,677,409)
                                 =========== ===========   ===========  ============

Diluted EPS:
  [Loss] Income Before Change in
   Accounting Principle and
   Extraordinary Item            $      (.06)$       .08   $     (.12)  $      (.12)
  Extraordinary Item                     .01          --          .03            --
  Change in Accounting Principle--
   Write-off of Costs of Start-up
   Activities                             --          --         (.02)           --
                                 ----------- -----------   ----------   -----------

  Net [Loss] Income              $      (.05)$       .08   $     (.11)  $      (.12)
                                 =========== ===========   ==========   ===========

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------


                                                                                                     Accumulated
                                  Common Stock                 Retained       Stock        Other        Total
                               Number    Par Value  Treasury    Paid-in     Earnings   Subscription Comprehensive Stockholders'
                              of Shares   Amount      Stock     Capital     [Deficit]  Related Party     Loss       [Deficit]

Balance - November 1, 1997    40,432,260 $404,322  $(614,947) $99,434,150 $(124,153,129) $        -- $      --   $(24,929,604)

  Issuance of Common Stock       325,000    3,250         --       57,500            --           --        --         60,750

  Common Stock Subscribed             --       --         --           --            --      (30,000)       --        (30,000)
                                                                                                                 ------------

                                                                                                                  (24,898,854)
  Comprehensive Income:
   Net Loss for the six months
    ended April 30, 1998              --       --         --           --    (4,421,884)          --        --     (4,421,884)
                              ---------- --------  ---------  ----------- -------------  -----------
   Other Comprehensive
     Income [Loss] - Net of Tax:
      Unrealized Holding Loss
      Arising During the Period                                                                       (270,407)      (270,407)
                                                                                                     ---------   ------------

   Comprehensive [Loss]                                                                                            (4,692,291)

  Balance - April 30, 1998
   [Unaudited]                40,757,260 $407,572  $(614,947) $99,491,650 $(128,575,013) $   (30,000)$(270,407)  $(29,591,145)
                              ========== ========  =========  =========== =============  =========== =========   ============



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                            Six months ended
                                                              April 30,
                                                         1 9 9 8      1 9 9 7
                                                         -------      -------

Cash (Used for) Provided by Continuing Operations      $(2,631,037) $(1,366,424)

Cash (Used) for Discontinued Operations                        --       (38,393)
                                                       ----------   -----------

  Net Cash - Operating Activities                      (2,631,037)   (1,404,817)
                                                       ----------   -----------

Investing Activities:
  Acquisitions - Net of Cash Acquired                    (673,278)     (263,811)
  Purchase of Property and Equipment                   (1,349,277)     (996,939)
  Proceeds - Sale of Centers or Equipment                  20,000    15,972,720
  Proceeds - Note Receivable                            2,059,179            --
  Proceeds - Partnership Dissolution                       94,515            --
  Loans to Related Parties                               (125,000)           --
                                                       ----------   -----------

  Net Cash - Investing Activities                          26,139    14,711,970
                                                       ----------   -----------

Financing Activities:
  Cash Overdraft                                        1,791,122     1,090,649
  Principal Payments on Capital Leases and
   Notes Payable                                       (5,187,788)  (13,973,707)
  Proceeds from Short-Term Borrowings on Notes
   Payable                                              7,470,615       525,000
  Joint Venture Distributions                                  --      (178,125)
  Joint Venture Proceeds                                   75,000            --
  Payments to Related Parties                                  --        (5,000)
  Repurchase of Bond Debentures                        (1,371,738)     (259,553)
  Proceeds from Issuance of Common Stock                   30,750            --
                                                       ----------   -----------

  Net Cash - Financing Activities                       2,807,961   (12,800,736)
                                                       ----------   -----------

  Net Increase in Cash and Cash Equivalents               203,063       506,417

Cash and Cash Equivalents - Beginning of Periods          129,517       151,870
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $  332,580   $   658,287
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                            $4,498,849   $ 5,309,364
   Income Taxes                                        $       --   $        --

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


Supplemental Schedule of Non-Cash Investing and Financing Activities:
   The Company entered into capital leases or financed equipment through notes payable for approximately $2,025,000 and $1,985,000 for the six months ended April 30, 1998 and 1997, respectively. During the six months ended April 30, 1997, the Company acquired approximately $1,050,000 in net assets and related notes payable from DIS previously recorded as "Assets Held for Divestiture" with a net book value of $-0-.

   During the six months ended April 30, 1998, the Company wrote-off approximately $1,565,000 in net property and equipment, approximately $285,000 in net accounts receivable, approximately $735,000 in net goodwill, approximately $19,000 in non current assets, approximately $865,000 in notes and capital lease obligations, approximately $160,000 in other current liabilities and approximately $398,000 in minority interest related to the sale of Scripps Chula Vista ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] effective January 1, 1998. As consideration, the Company received 127,250 shares of DHS common stock valued at $11.25 per share as of the transaction date.

   During the six months ended April 30, 1998, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately $365,000 in net property, approximately $155,000 of accrued expenses and approximately $435,000 in minority interest.

   During the six months ended April 30, 1997, the Company wrote-off approximately $1,515,000 in net property and equipment, approximately $2,875,000 in net goodwill and $782,273 in deferred compensation related to the closure of Parkside.

   During the six months ended April 30, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center ["WWP"] in Fresno, California for approximately $200,000 in notes payable and assumed assets and liabilities resulting in goodwill of approximately $90,000. In the acquisition, the Company recorded approximately $2,075,000 in net property and equipment, approximately $725,000 in other receivables, approximately $2,600,000 in notes payable and capital leases and $300,000 in accrued expenses. During the six months ended April 30, 1998, the Company wrote-off the goodwill and a portion of the accrued expenses associated with the acquisition of WWP and recognized an extraordinary gain from early extinguishment of debt of approximately $193,000.

   During the six months ended April 30, 1998, the Company issued 300,000 shares of its common stock and recorded $30,000 as due from related parties.

   During the six months ended April 30, 1998, the Company received medical equipment of approximately $730,000 in lieu of cash rebates for Fuji medical film purchases.



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

During the six months ended April 30, 1998, the Company adopted Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-Up Activities." As a result of the decision, the Company reduced historical net organizational costs and capitalized fees by approximately $780,000. The effect of this change was to increase the loss before net income for the six months ended April 30, 1998 by $.02 per share.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 1998 and 1997 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1997.

[3] Goodwill

The Company's goodwill as of April 30, 1998 is shown net of accumulated amortization of approximately $3,812,000. Amortization expense for the six months ended April 30, 1998 and 1997 was approximately $700,000 and $750,000, respectively. The 1998 decrease in amortization expense was primarily due to the write-off of goodwill associated with the sales of DIS's Ultrasound Division and four of its hospital-based MRI facilities to Diagnostic Health Services, Inc. ["DHS"] effective March 1, 1997 and the sale of Scripps Chula Vista to DHS effective January 1, 1998.

During the six months ended April 30, 1998, the Company wrote-off approximately $778,000 of DIS acquisition goodwill and approximately $43,000 of related accumulated amortization with the sale of Scripps Chula Vista. In addition, the Company wrote-off approximately $92,000 of Woodward Park acquisition goodwill and approximately $4,000 of related accumulated amortization. At the time of the acquisition, unrealized liabilities [written off in January 1998] were recorded creating the goodwill.

The Company amortizes goodwill over the lesser of 20 years or the estimated useful life of the assets.

[4] Due to/from Related Party

The Company has a $1,000,000 loan receivable due from its President and C.E.O. in February 1999 discounted at 8%. For the six months ended April 30, 1998, the Company recorded interest income on the note of approximately $40,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
------------------------------------------------------------------------------



[4] Due to/from Related Party [Continued]

As of October 31, 1997, the Company advanced $30,000 to an officer of the Company, at no interest, which will be repaid within the 1998 fiscal year. During the six months ended April 30, 1998, the Company advanced an additional $25,000 to the officer with the same terms.

As of October 31, 1997, the Company loaned another officer of the Company $25,000, with interest at 6%. During the six months ended April 30, 1998, the Company loaned an additional $180,000 to this officer. In February 1998, the officer renegotiated and terminated his contract with the Company and used his net severance to repay $50,000 of the prior loans made to him by the Company.
The remaining $155,000 of loans due to the Company are to be repaid in five years with interest at 6.5%; $30,000 of these loans were used to purchase stock from the Company using his available options and are classified as "Stock Subscription - Related Party" in the financial statements. As part of the contract renegotiation, the individual was retained as a legal consultant to the Company to be paid $50,000 per year for five years.

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

[6] Acquisitions, Sales and Divestitures

In February 1998, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately
$365,000 in net property, approximately $155,000 of accrued expenses and approximately $435,000 in minority interest. The Company received approximately $95,000 from Friendly Hills as part of the final dissolution. The Company recognized a gain of approximately $48,000 on the dissolution and continues to operate the now wholly-owned La Habra center. As part of the dissolution, Friendly Hills acquired the modular building utilized by the center. The Company entered into a five-year lease with Friendly Hills with an initial base rent of $3,034 per month.

In March 1998, effective January 1, 1998, the Company's DIS subsidiary sold its share of Scripps Chula Vista MRI L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and recorded as "Marketable Securities Held for Sale" [see Note 8]. Due to the sale, the Company wrote-off approximately $735,000 of net acquisition goodwill.

[7] Capital Transactions

During the six months ended April 30, 1998, the Company purchased an additional 603,000 shares of DIS common stock for approximately $673,000. Subsequent to the quarter's end, as of August 13, 1998, the Company has purchased an additional 1,165,374 shares of DIS common stock for approximately $1,370,000 in cash and notes payable increasing its total ownership to 9,768,344 shares, or approximately 85% [excluding treasury shares].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
------------------------------------------------------------------------------



[7] Capital Transactions [Continued]

During the six months ended April 30, 1998, the Company repurchased 2,011,000 of its subordinated bond debentures for cash of approximately $1,372,000. These bonds were retired and resulted in a gain on early extinguishment of debt of approximately $639,000. Subsequent to the quarter's end, as of August 13, 1998, the Company repurchased an additional 194,000 of its subordinated bond debentures for approximately $113,000. When the bonds are retired, the Company will recognize an additional gain from early extinguishment of debt of approximately $81,000 while reducing quarterly interest payments to approximately $518,000.

On December 4, 1997, a previous employee of the Company exercised his options for 25,000 shares of the Company's common stock for $.23 per share, or $5,750.

During the six months ended April 30, 1998, a previous officer of the Company, who had existing options for 200,000 shares of the Company's common stock, was granted options for an additional 100,000 shares as part of his contract buyout and renegotiation. On January 20, 1998, the officer exercised all of his options for 300,000 shares of the Company's common stock for approximately $.183 per share, or $55,000. The officer was loaned the entire $55,000 of which $25,000 was repaid in February 1998 with the remainder to be repaid in five years at 6.5% interest. In addition, the Company entered into an agreement with the former officer whereby the Company agreed to purchase from him up to 600,000 shares of the Company's common stock owned by him at a price of $.40 per share, in minimum increments of 100,000 shares, upon his election anytime subsequent to December 31, 1998 and prior to February 28, 2003.

[8] [Loss] Income Per Share

A reconciliation of weighted average common shares outstanding assuming dilution follows:

                                    Three months ended       Six months ended
                                         April 30,               April 30,
                                         ---------               ---------
                                     1 9 9 8    1 9 9 7      1 9 9 8    1 9 9 7
                                     -------    -------      -------    -------

Average Common Shares Outstanding 39,132,260  38,932,260  38,994,343  38,932,260
Common Shares Issuable Pursuant
  to Stock Options                        --     547,591          --          --
                                  ----------  ----------  ----------  ----------

  Average Common Shares
   Outstanding Assuming Dilution  39,132,260  39,479,851  38,994,343  38,932,260
   -----------------              ==========  ==========  ==========  ==========

Stock options and purchase warrants outstanding at the end of the three month periods ending April 30, 1998 and 1997 of 11,879,175 and 11,074,115, respectively, and 11,879,175 and 11,904,175 at the end of the six month periods ending April 30, 1998 and 1997, respectively, to purchase shares of common stock were not included in the computation of earnings per common share assuming dilution because the options exercise prices were greater than the average market price of the common shares, however, the options could be dilutive in the future.

Additionally, at April 30, 1998 and 1997, convertible subordinated debentures to acquire 20,912 and 25,829 shares of common stock were not included in the computation of earnings per common share assuming dilution because the exercise prices were greater than the average market price of the common shares, however, the debentures could be dilutive in the future.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #4
------------------------------------------------------------------------------



[9] Subsequent Events

In May 1998, the Company exercised its option to receive the $1.5 million in post-closing payments related to the sale of DIS's MRI facilities to DHS in the form of common stock of DHS. The Company received 200,000 shares of DHS stock and sold the shares for $1,849,936 on May 8, 1998. The transaction will result in a gain of approximately $496,000.

On May 15, 1998, the Company sold the 127,250 DHS shares it received from the sale of SCV for approximately $1,230,000. The transaction will result in a loss of approximately $202,000.

In June 1998, the Company received additional proceeds from Preferred Health Management, Inc. ["PHM"] related to the sale of FDI by agreeing to an IRS
Section 338 (h)(10) Election for "Corporations Making Qualified Stock Purchases". As part of the transaction, the Company made its final sale reconciling adjustments and recorded an additional loss of approximately $44,000 increasing its liability due to PHM to approximately $194,000. PHM agreed to pay the Company approximately $596,000 for the Section 338 (h)(10) Election and forwarded proceeds [net of liabilities due PHM] of approximately $402,000 to the Company on June 15, 1998. The Company will recognize a gain on the transaction of approximately $596,000.




                    .   .   .   .   .   .   .   .   .   .   .

Item 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background

Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of April 30, 1998, which is accounted for using the cost method at $-0-.

On April 30, 1992, the Company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the six months ended April 30, 1998 and 1997 include the operations and cash transactions of Radnet.

In November of 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"] which acquired most of the assets of Future Diagnostics, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. The statement of operations and cash flows for the six months ended April 30, 1997 reflect the operations and cash transactions of FDI. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for $13,500,000 in cash, notes and assumed liabilities. The Company continues to operate RMIS which provides utilization review services. The statements of operations and cash flows for the six months ended April 30, 1998 and 1997 reflect the overhead costs and cash transactions of RMIS.

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

In subsequent purchases through August 13, 1998, the Company acquired an additional 3,062,037 shares of DIS stock from various related and unrelated parties for approximately $3,682,000 in cash and notes payable increasing its ownership in DIS to approximately 85% [excluding treasury shares]. The statements of operations and cash flows for the six months ended April 30, 1998 and 1997 reflect the operations and cash transactions with DIS.

Effective March 1, 1997, the Company sold the assets and related liabilities of four of DIS's hospital-based MRI facilities and its ultrasound division to Diagnostic Health Services, Inc. ["DHS"] for $15,972,720 in cash including $2,000,000 in ten-year covenants not-to-compete. The covenants not-to-compete were split equally between PHS and DIS and are classified as "Deferred Revenue" on the Company's financial statements. The Company recognized a gain on the sale of approximately $5,600,000 which included the write-off of approximately $2,660,000 of net acquisition goodwill. In addition, a discounted receivable of approximately $1,190,000 [utilizing a 11.75% interest rate] was recorded on the Company's books for post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the sale closing date. The Company had an option to receive these payments in the form of DHS common stock valued at the mean average of the reported closing price of such common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ["the Agreed Value"] [See Note 8].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Background [Continued]

As a result of a continuing deteriorating business climate and other business reasons at DIS's Santa Monica ["Parkside"] facility, on June 25, 1997, the Company decided to close substantially all of its operations at the facility on or about August 29, 1997. Due to this decision, the Company recognized an impairment loss of approximately $4,550,000 [net of final $400,000 fiscal 1997 sale payment] which included the write-off of approximately $1,530,000 of net acquisition goodwill. In May 1997, the Company sold the facility's MRI for $65,000 to an unrelated party; in August 1997, the Company's remaining Parkside assets were sold for approximately $400,000 to another party who also assumed the center's building lease. The Company still operates a separate entity, Parkside Radiology Women's Center ["Parkside Womens"], which provides ultrasound, mammography, stereotactic breast biopsy and bone densitometry services.

Effective January 1, 1997, the Company's DIS subsidiary opened it Scripps Chula Vista MRI, L.P. ["SCV"] servicing patients in San Diego. The Company and Scripps Health are equal partners with the Company serving as managing partner.

In March 1998, effective January 1, 1998, the Company's DIS subsidiary sold its share of SCV to DHS for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and recorded as "Marketable Securities Held for Sale" [see Note 8]. Due to the sale, the Company wrote-off approximately $735,000 of net acquisition goodwill.

Effective March 1, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center ["WWP"] in Fresno, California for approximately $200,000 in notes payable and assumed liabilities resulting in goodwill of approximately $90,000. In January 1998, the goodwill was written-off due the reversal of an unrealized liability [see Note 3]. WWP is a full service, multi-modality imaging center providing MRI, CT, mammography, ultrasound and general diagnostic radiology services.

During the year ended October 31, 1997, the Company acquired the assets of Las Posas Medical Imaging for $35,000 in cash and relocated DIS's Camarillo facility to its location. No goodwill was recorded in this transaction.

In February 1998, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately
$365,000 in net property, approximately $155,000 of accrued expenses and approximately $435,000 in minority interest. The Company received cash of approximately $95,000 from Friendly Hills upon the dissolution and recognized a gain of approximately $48,000. As part of the dissolution, Friendly Hills acquired the modular building utilized by the center. The Company entered into a five-year building lease with Friendly Hills with an initial base rent of $3,034 per month.

In April 1997, the Company opened Oxnard Imaging, a start-up operation in Ventura County.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Forward-Looking Information

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. There are number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-Q, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

Results of Operations

The discussion of the results of continuing operations includes Radnet, PHS, RMIS and DIS for the six months ended April 30, 1998. The discussion of the results of continuing operations includes Radnet, PHS, RMIS, FDI and DIS for the six months ended April 30, 1997. RMIS was consolidated with FDI during fiscal 1997.

During the six months ended April 30, 1998 and 1997, the Company had losses from operations of approximately $345,000 and $5,360,000, respectively. During the six months ended April 30, 1997, the Company recognized an impairment loss related to the closure of Parkside of approximately $4,950,000.

During the six months ended April 30, 1998 and 1997, the Company realized net revenues of approximately $29,960,000 and $35,075,000, respectively.

During the six months ended April 30, 1998 and 1997, Radnet realized net revenues of approximately $24,489,000 and $22,173,000, respectively. The primary reasons for the increase in net revenue was due to the addition of new centers at Woodward Park [March 1997], Oxnard Imaging [March 1997] and University Imaging [August 1997], and the addition of equipment including, but not limited to, an MRI at Stockton [March 1998] and Oxnard [March 1998] and a CT at Vacaville [November 1997].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]


During the six months ended April 30, 1998 and 1997, DIS realized net revenues of approximately $5,324,000 and $9,211,000, respectively. The decrease in net revenue was primarily attributable to the sales of DIS's ultrasound division, four hospital-based MRI facilities and Scripps Chula Vista to DHS, and the closure of Parkside and West L.A. during fiscal 1997 and 1998. In addition, during fiscal 1998, DIS recorded a contractual adjustment of approximately $225,000 on historical accounts receivable from its previously closed or sold sites. During the six months ended April 30, 1997, FDI generated net revenues of approximately $3,640,000; FDI was sold on November 3, 1997. During the six months ended April 30, 1998 and 1997, PHS generated net billing revenue of approximately $147,000 and $51,000, respectively. Effective August 1, 1998, DHS terminated its billing service contract with PHS and moved the operation in house.

During the six months ended April 30, 1998 and 1997, the Company incurred operating expenses of approximately $30,305,000 and $40,440,000, respectively. The 1998 operating expense decrease is primarily attributable to the sales of DIS's Ultrasound Division, MRI sites and SCV to DHS, the sale of FDI, the closure of West L. A. and Parkside and recognition of an impairment loss of approximately $4,950,000 during the six months ended April 30, 1997.

For the six months ended April 30, 1998 and 1997, Radnet's operating expenses were approximately $22,985,000 and $21,615,000, respectively, DIS's operating expenses were approximately $6,115,000 and $14,745,000, respectively, FDI's and RMIS's operating expenses were approximately $165,000 and $3,040,000, respectively, and PHS's operating expenses were approximately $1,040,000 for both years.

During the six months ended April 30, 1998 and 1997, the Company's operating expenses consisted of approximately $12,870,000 and $13,010,000, respectively, for salaries and reading fees, approximately $-0- and $2,150,000, respectively, for radiology site costs related to FDI, approximately $2,615,000 and $3,045,000, respectively, for building and equipment rentals, approximately $9,530,000 and $11,520,000, respectively, in general and administrative expenditures, approximately $4,275,000 and $4,545,000, respectively, in depreciation and amortization, approximately $1,015,000 and $1,220,000, respectively, for provisions for bad debt, and approximately $-0- and $4,950,000 attributable to the recognition of an impairment loss, pursuant to FASB 121, for the writedown of assets related to the closure of Parkside.

During the six months ended April 30, 1998 and 1997, interest income was approximately $168,000 and $230,000, respectively. Interest income for 1998 consisted primarily of imputed interest income on notes receivable due from PHM, DHS and related parties. Interest income for 1997 consisted primarily of imputed interest income on related party note receivables.

During the six months ended April 30, 1998 and 1997, interest expense was approximately $4,540,000 and $5,020,000, respectively. The primary reason for the decrease in interest expense was due to the sale of DIS's ultrasound division, four of its MRI facilities and SCV to DHS, the sale of FDI and the repurchase of bond debentures during the fiscal year.

During the six months ended April 30, 1998 and 1997, the Company recognized gains from the sales of subsidiaries or divisions of approximately $340,000 and $5,600,000, respectively. During the six months ended April 30, 1998, the Company realized a gain from the sale of SCV to DHS of approximately $252,000 and an additional gain from the sale of FDI to PHM [post-closing adjustment] of approximately $88,000. During the six months ended April 30, 1997, the Company recognized a gain from the sale of DIS's ultrasound division and four of its hospital-based MRI facilities to DHS of approximately $5,600,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

During the six months ended April 30, 1998, the Company adopted the Statement of Position ["SOP"] No.98.5 regarding the "Reporting on the Costs of Start-up Activities" and the expenditure of these costs as they are incurred. As a result of this decision, the Company wrote-off approximately $780,000 of historical net organizational costs and capitalized fees in January 1998.

During the six months ended April 30, 1998, the Company realized extraordinary gains from early extinguishment of debt of approximately $960,000 from the repurchase and retirement of subordinated bond debentures, the settlement of limited partner notes payable at a discount and the write-off of acquisition accrued expenses that never materialized.

During the six months ended April 30, 1998 and 1997, the Company had net losses of approximately $4,420,000 and $4,675,000, respectively

Liquidity and Capital Resources

Cash increased for the six months ended April 30, 1998 and 1997 by approximately $203,000 and $506,000, respectively.

Cash generated from investing activities for the six months ended April 30, 1998 and 1997 was approximately $26,000 and $14,712,000, respectively. For the six months ended April 30, 1998 and 1997, the Company acquired additional DIS stock for approximately $674,000 and $67,000, respectively, acquired additional units in Temecula Valley Imaging ["TVIC"] for approximately $-0- and $197,000, respectively, purchased property and equipment of approximately $1,350,000 and $997,000, respectively, and sold centers and equipment for approximately $20,000 and $15,973,000, respectively. In addition, during the three months ended April 30, 1998, the Company collected approximately $2,060,000 from notes receivable due from PHM, received proceeds from the dissolution of a partnership for approximately $95,000 and loaned $125,000 to related parties.

Cash generated from financing activities for the six months ended April 30, 1998 was approximately $2,808,000. Cash utilized for financing activities for the six months ended April 30, 1997 was approximately $12,800,000. During the six months ended April 30, 1998 and 1997, the Company increased its cash overdraft by approximately $1,790,000 and $1,090,000, respectively, made principal payments on capital leases and notes payable of approximately $5,188,000 and $13,974,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $7,470,000 and $525,000, respectively, and repurchased subordinated bond debentures for approximately $1,372,000 and $260,000, respectively. In addition, during the six months ended April 30, 1998, the Company received $75,000 from its SCV joint venture partner and received proceeds of approximately $31,000 for the issuance of common stock. During the six months ended April 30, 1997, the Company distributed approximately $178,000 to its joint venture partners and made payments to related parties of approximately $5,000.

At April 30, 1998, the Company had a working capital deficit of $18,010,741 as compared to a working capital deficit of $12,027,033 at October 31, 1997, a decrease of $5,983,708. The decrease from year-end is primarily attributable to increased borrowings from the Company's existing lines of credit and cash overdrafts which are classified as current liabilities on the Company's financial statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------






Liquidity and Capital Resources [Continued]

The Company's working capital needs are currently provided under two lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together, with interest, at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender holds a first lien on substantially all of Radnet's [Beverly Radiology's] assets to secure repayment under this line of credit. The President and C.E.O. of PHS has personally guaranteed $3,000,000 of the loans. In addition, the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At April 30, 1998, approximately $9,108,000 was outstanding under this line.

Under a second line of credit, renewed on a month-to-month basis, the Company may borrow the lesser of 75% of the eligible accounts receivable, $5,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate of the bank's prime rate plus 3-1/2%. The President and C.E.O. of PHS has personally guaranteed $1,000,000 of the loans. The credit line is collateralized by approximately 80% of the Tower division's [Radnet Sub, Inc.] accounts receivable. As of April 30, 1998, approximately $4,497,000 was outstanding under this line.

The Company's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $32,225,000, $15,970,000, $15,680,000,
$11,935,000 and $10,295,000, respectively. Interest expense [excluding line of credit and bond debenture interest] for the next five years, included in the above payments, will be approximately $5,390,000, $3,880,000, $2,670,000,
$1,500,000 and $700,000, respectively. In addition, the Company has non-cancelable operating leases for use of its facilities and certain medical equipment which will average approximately $2,950,000 in annual payments over the next five years.

The Company has approximately $105,000 on its books for accrued restructuring costs associated with the buyout and renegotiation of employment contracts which will be fully utilized by fiscal year-end 1998.

At three of the Company's Tower locations [120 East, 444 San Vicente and 1 West/Womens], the Company's leases expire at various times beginning in January 1999. Due to this, the Company has entered into a new lease agreement for nearby space in Beverly Hills ["Wilshire"] and will consolidate the assets and business of these three Tower locations to the new space during fiscal 1999. The Company cannot predict whether the move will negatively impact the volume of business previously obtained from these three centers, but the new site will reduce respective average building rental disbursements by approximately $1,015,000 per year [including note payment disbursements assumed upon the acquisition of Tower in October 1994]. For the six months ended April 30, 1998, the combined net revenue for these three sites was approximately $6,190,000. One of the Company's primary lendors has agreed to lend the Company up to $6,000,000 for new equipment and leasehold improvements for the site.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 2:  Changes in Securities and Use of Proceeds

a. On January 20, 1998, the Company sold 300,000 shares of its common stock pursuant to the exercise of Company options.

b. The shares were sold to Steven R. Hirschtick, a former officer of the Company.

c. The shares were sold for $55,000 ($.183 per share) pursuant to a five year 6.5% promissory note of which $25,000 of principal was paid in February 1998.

d.   The  issuance  of the shares is exempt as a private  placement  pursuant to
     Section 4(2) of the Securities Act of 1933, as amended.

e.   Inapplicable.

f.   Inapplicable.

Item 5:  Other Information

In February 1998, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately
$365,000 in net property, approximately $155,000 of accrued expenses and approximately $435,000 in minority interest. The Company received approximately $95,000 from Friendly Hills as part of the final dissolution. The Company recognized a gain of approximately $48,000 on the dissolution and continues to operate the now wholly-owned La Habra center. As part of the dissolution, Friendly Hills acquired the modular building utilized by the center. The Company entered into a five-year lease with Friendly Hills with an initial base rent of $3,034 per month.

In March 1998, effective January 1, 1998, the Company's Diagnostic Imaging Services, Inc. subsidiary sold its partnership interest in Scripps Chula Vista MRI L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. On May 15, 1998, the Company sold the shares for which it received approximately $1,230,000.

Item 6:  Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter ended April 30, 1998.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SIGNATURES
------------------------------------------------------------------------------




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             Primedex Health Systems, Inc.
                             (Registrant)


August 20, 1998              By: /s/ Howard G. Berger
                             ------------------------
                             Howard G. Berger, M.D., President, Chief
                             Executive Officer and Principal Financial Officer