Form 10-Q
period 1998-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1998-10-22
CIK 790526

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended July 31, 1998               Commission File Number 0-19019

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

                                 Yes    X         No

Number of shares outstanding of the issuer's common stock as of October 13, 1998 was 39,132,260 [excluding treasury shares].

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


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------




                                                     July 31,     October 31,
                                                      1 9 9 8       1 9 9 7
                                                    [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                        $    537,793  $    129,517
  Accounts Receivable - Net                          17,585,674    16,933,340
  Unbilled Receivables                                  182,940       693,847
  Other Receivables - Current                                --     2,390,755
  Due from Related Party                              1,139,242        55,568
  Other                                               1,547,101       765,467
                                                   ------------  ------------

  Total Current Assets                               20,992,750    20,968,494
                                                   ------------  ------------

Property, Plant and Equipment - Net                  31,779,904    33,401,161
                                                   ------------  ------------

Other Assets:
  Accounts Receivable - Net                           6,362,546     5,810,814
  Due from Related Parties                                   --       897,133
  Other Receivables                                          --       899,896
  Goodwill - Net                                     20,302,874    20,168,729
  Other                                               3,448,311     4,193,696
                                                   ------------  ------------

  Total Other Assets                                 30,113,731    31,970,268
                                                   ------------  ------------

  Total Assets                                     $ 82,886,385  $ 86,339,923
                                                   ============  ============

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------





                                                      July 31,     October 31,
                                                       1 9 9 8       1 9 9 7
                                                     [Unaudited]
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Cash Overdraft                                    $  2,096,517  $    319,481
  Accounts Payable                                     4,806,442     4,010,861
  Accrued Expenses                                     4,953,767     5,270,787
  Accrued Expenses - Professional Fees                 1,617,069     1,596,916
  Notes and Leases Payable                            26,189,213    20,341,372
  Accrued Restructuring Costs                            105,000     1,062,026
  Deferred Revenue                                       200,000       200,000
  Other                                                  682,206       194,084
                                                    ------------  ------------

  Total Current Liabilities                           40,650,214    32,995,527
                                                    ------------  ------------

Long-Term Liabilities:
  Subordinated Debentures Payable                     20,718,000    22,923,000
  Notes and Leases Payable                            49,228,440    51,445,256
  Deferred Revenue                                     1,516,666     1,666,666
  Accrued Expenses                                       318,338       225,292
  Accrued Expenses - Professional Fees                   543,200       582,998
                                                    ------------  ------------

  Total Long-Term Liabilities                         72,324,644    76,843,212
                                                    ------------  ------------

Commitments and Contingencies                                 --            --
                                                    ------------  ------------

Minority Interest                                        931,755     1,430,788
                                                    ------------  ------------

Stockholders' Deficit:
  Common Stock - $.01 Par Value,  100,000,000
   Shares Authorized;  40,757,260 and 40,432,260
   Shares Issued;  39,132,260 and 38,807,260
   Shares  Outstanding at July 31, 1998 and
   October 31, 1997, respectively                        407,572       404,322

  Paid-in Capital                                     99,491,650    99,434,150

  Stock Subscription - Related Party                     (30,000)           --

  Retained Earnings [Deficit]                       (130,274,503) (124,153,129)
                                                    ------------  ------------

  Totals                                             (30,405,281)  (24,314,657)
  Less: Treasury Stock - 1,625,000 Shares, At Cost      (614,947)     (614,947)
                                                    ------------  ------------

  Total Stockholders' Deficit                        (31,020,228)  (24,929,604)
                                                    ------------  ------------

  Total Liabilities and Stockholders' Deficit       $ 82,886,385  $ 86,339,923
                                                    ============  ============



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                    Three months ended        Nine months ended
                                         July 31,                 July 31,
                                         --------                 --------
                                    1 9 9 8     1 9 9 7     1 9 9 8       1 9 9 7
                                    -------     -------     -------       -------

Revenue:
  Revenue                       $34,365,793  $34,214,509 $ 97,915,332  $ 99,177,804
  Less: Allowances               18,392,208   16,752,840   51,982,235    46,636,962
                                -----------  ----------- ------------  ------------

  Net Revenue                    15,973,585   17,461,669   45,933,097    52,540,842
                                -----------  ----------- ------------  ------------

Operating Expenses:
  Operating Expenses             12,877,801   15,092,655   37,894,776    44,814,966
  Depreciation and Amortization   2,162,650    2,102,941    6,436,960     6,646,727
  Provision for Bad Debts           557,904      683,567    1,571,623     1,901,852
  Impairment Loss Long-Lived Assets      --           --           --     4,953,783
                                   --------  ----------- ------------  ------------

  Total Operating Expenses       15,598,355   17,879,163   45,903,359    58,317,328
                                -----------  ----------- ------------  ------------

  Income [Loss] from Operations     375,230     (417,494)      29,738    (5,776,486)
                                -----------  ----------- ------------  ------------

Other [Expenses] and Revenue:
  Interest Expense               (2,389,833)  (2,464,305)  (6,931,284)   (7,486,043)
  Interest Income                    22,600       66,451      190,268       298,004
  Gain on Sale of Subsidiaries      873,942           --    1,214,652     5,593,832
  Other [Expense] Income           (592,849)       2,486     (630,881)      188,141
                                -----------  ----------- ------------  ------------

  Total Other [Expenses] Revenue (2,086,140)  (2,395,368)  (6,157,245)   (1,406,066)
                                -----------  ----------- ------------  ------------

  [Loss] Before Income Taxes,
   Minority Interest in
   Income of Subsidiaries,
   Cumulative Effect of Change
   in Accounting Principle
   and Extraordinary Item        (1,710,910)  (2,812,862)  (6,127,507)   (7,182,552)

Provision for Income Taxes               --      (34,000)          --       (34,000)

Minority Interest in Income
  of Subsidiaries                   (69,375)    (142,569)    (257,253)     (450,288)
                                -----------  ----------- ------------  ------------

  [Loss] Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle - Forward          $(1,780,285) $(2,989,431)$ (6,384,760) $ (7,666,840)


See Notes to Consolidated Financial Statements.

                                         4

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                    Three months ended        Nine months ended
                                         July 31,                 July 31,
                                         --------                 --------
                                    1 9 9 8     1 9 9 7     1 9 9 8       1 9 9 7
                                    -------     -------     -------       -------
  [Loss] Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle - Forwarded        $(1,780,285) $(2,989,431)$ (6,384,760) $ (7,666,840)

Extraordinary Item-Gain from
  Early Extinguishment of Debt
  [Net of Income Taxes of $-0- for
  the nine months ended July 31,
  1998 and 1997, respectively]       80,795      199,447    1,042,680       199,447
                                -----------  ----------- ------------  ------------

  [Loss] Before Cumulative
   Effect of Change in
   Accounting Principle          (1,699,490)  (2,789,984)  (5,342,080)   (7,467,393)

Cumulative Effect of Change
  in Accounting Principle [Net
  of Income Taxes of $-0- for the
  nine months ended July 31,
  1998 and 1997, respectively]           --           --     (779,294)           --
                                -----------  ----------- ------------  ------------

  Net [Loss]                    $(1,699,490) $(2,789,984)$ (6,121,374) $ (7,467,393)
                                ===========  =========== ============  ============

Basis EPS:
  [Loss] Before Extraordinary Item
   and Change in Accounting
   Principle                    $      (.04) $      (.08)$       (.16) $       (.20)
  Extraordinary Item                     --          .01          .03           .01
  Change in Accounting Principle -
   Write-off of Costs of Start-up
   Activities                            --           --         (.02)           --
                                -----------  ----------- ------------  ------------

  Net [Loss]                    $      (.04) $      (.07)$       (.15) $       (.19)
                                ===========  =========== ============  ============

  [Loss] Available to Common
   Shareholders and Assumed
   Conversions                  $(1,699,490) $(2,789,984)$ (6,121,374) $ (7,467,393)
                                ===========  =========== ============  ============

Diluted EPS:
  [Loss] Before Extraordinary Item
   and Change in Accounting
   Principle                    $      (.04) $      (.08)$       (.16) $       (.20)
  Extraordinary Item                     --          .01          .03           .01
  Change in Accounting Principle -
   Write-off of Costs of Start-up
   Activities                            --           --         (.02)           --
                                -----------  ----------- ------------  ------------

  Net [Loss] Available to Common
   Shareholders                 $      (.04) $      (.07)$       (.15) $       (.19)
                                ===========  =========== ============  ============

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------




                                    Common Stock                 Retained       Stock        Total
                                 Number     Par Value Treasury    Paid-in     Earnings   Subscription Stockholders'
                                of Shares    Amount     Stock     Capital     [Deficit]  Related Party  [Deficit]

Balance - November 1, 1997     40,432,260 $ 404,322 $(614,947) $99,434,150 $(124,153,129) $       --  $(24,929,604)

  Issuance of Common Stock        325,000     3,250        --      57,500             --          --       60,750

  Common Stock Subscribed              --        --        --          --             --     (30,000)     (30,000)

  Net Loss for the nine months
   ended July 31, 1998                 --        --        --         --      (6,121,374)         --   (6,121,374)
                               ---------- --------- ---------  ----------  -------------  ----------  -----------

  Balance - July 31, 1998
   [Unaudited]                 40,757,260 $ 407,572 $(614,947) $99,491,650 $(130,274,503) $  (30,000) $(31,020,228)
                               ========== ========= =========  =========== =============  ==========  ============



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                              Nine months ended
                                                                  July 31,
                                                            1 9 9 8       1 9 9 7
                                                            -------       -------

Cash [Used for] Provided by Continuing Operations        $ (3,001,550) $ (2,486,087)

Cash [Used] for Discontinued Operations                            --       (55,963)
                                                         ------------  ------------

  Net Cash - Operating Activities                          (3,001,550)   (2,542,050)
                                                         ------------- ------------

Investing Activities:
  Acquisitions - Net of Cash Acquired                      (1,718,120)   (1,697,984)
  Purchase of Property and Equipment                       (1,648,267)   (1,831,723)
  Proceeds - Sale of Centers or Equipment                     685,038    16,037,720
  Proceeds - Notes Receivable                               2,059,179            --
  Proceeds - Sale of Marketable Security                    3,082,627            --
  Proceeds - Partnership Dissolution                           94,515            --
  Loans to Related Parties                                   (125,000)     (110,000)
                                                         ------------  ------------

  Net Cash - Investing Activities                           2,429,972    12,398,013
                                                         ------------  ------------

Financing Activities:
  Cash Overdraft                                            1,777,036     1,044,973
  Principal Payments on Capital Leases and Notes Payable   (7,760,497)  (11,208,231)
  Proceeds from Short-Term Borrowings on Notes Payable      8,342,508     1,489,318
  Joint Venture Distributions                                      --      (228,125)
  Joint Venture Proceeds                                       75,000            --
  Payments to Related Parties                                      --       (88,567)
  Repurchase of Bond Debentures                            (1,484,943)     (259,553)
  Purchase of Treasury Stock                                       --      (133,220)
  Proceeds from the Issuance of Common Stock                   30,750            --
                                                         ------------  ------------

  Net Cash - Financing Activities                             979,854    (9,383,405)
                                                         ------------  ------------

  Net Increase in Cash and Cash Equivalents                   408,276       472,558

Cash and Cash Equivalents - Beginning of Periods              129,517       151,870
                                                         ------------  ------------

  Cash and Cash Equivalents - End of Periods             $    537,793  $    624,428
                                                         ============  ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                              $  6,993,063  $  7,713,586
   Income Taxes                                          $         --  $         --



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities:
The Company entered into net capital leases or financed equipment through notes payable for approximately $3,655,000 and $3,500,000 during the nine months ended July 31, 1998 and 1997, respectively. During the nine months ended July 31, 1997, the Company acquired approximately $1,050,000 in net assets and related notes payable from DIS previously held in assets held for divestiture with a net book value of $-0-.

During the nine months ended July 31, 1998, the Company issued 300,000 shares of common stock and recorded $30,000 as due from related parties.

During the nine months ended July 31, 1998, the Company wrote-off approximately $1,565,000 in net property and equipment, approximately $285,000 in net accounts receivable, approximately $735,000 in net goodwill, approximately $19,000 in noncurrent assets, approximately $865,000 in note and capital lease obligations, approximately $160,000 in other current liabilities and approximately $398,000 of minority interest related to the sale of Scripps Chula Vista effective January 1, 1998. As consideration, the Company received 127,250 shares of DHS common stock which was sold on May 15, 1998 resulting in a gain of approximately $53,000 on the sale.

During  the  nine  months  ended  July  31,  1998,  the  Company  dissolved  its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately $365,000 in net property, approximately $155,000 of accrued expenses and approximately $435,000 in minority interest. The partnership dissolution resulted in a gain of approximately $48,000.

During the nine months ended July 31, 1997, the Company's DIS subsidiary wrote-off approximately $1,515,000 in net property and equipment, approximately $2,875,000 in net goodwill and approximately $785,000 in deferred compensation related to the Parkside closure. The Company recorded an impairment loss related to Parkside of approximately $4,950,000 in December 1996.

During the nine months ended July 31, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center in Fresno, California for approximately $200,000 in notes and assumed liabilities resulting in goodwill of approximately $90,000. In the acquisition, the Company recorded approximately $2,075,000 in net property and equipment, approximately $725,000 in other receivables, approximately $2,600,000 in notes and capital leases and approximately $300,000 in accrued expenses. During the nine months ended July 31,1998, the Company wrote-off a portion of the accrued expenses and goodwill originally recorded and recognized a gain on early extinguishment of debt of approximately $193,000.

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



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------




Supplemental   Schedule  of  Non-Cash   Investing   and   Financing   Activities
[Continued]:
During the nine months ended July 31, 1997, the Company acquired the assets of Las Posas Medical Imaging for $35,000 and relocated DIS's Camarillo facility to its location.

During the nine months ended July 31, 1998, the Company received medical equipment of approximately $730,000 in lieu of cash rebates for Fuji medical film purchases. During the nine months ended July 31, 1998 and 1997, the Company recognized purchase discount income related to film purchases (offset against operating expenses) of approximately $710,000 and $760,000, respectively.

During the nine months ended July 31, 1998, the Company issued notes payable for approximately $325,000 to acquire approximately 265,000 shares of DIS common stock.

During the nine months ended July 31, 1998, the Company capitalized accrued maintenance charges of approximately $665,000 as notes payable.






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

During the nine months ended July 31, 1998, the Company adopted Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-Up Activities." As a result of the decision, the Company reduced historical net organizational costs and capitalized fees by approximately $780,000. The effect of this change was to decrease net income for the nine months ended July 31, 1998 by $.02 per share.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 1998 and 1997 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1997.

[3] Goodwill

The Company's goodwill as of July 31, 1998 is shown net of accumulated amortization of approximately $4,200,000. Amortization expense for the nine months ended July 31, 1998 and 1997 was approximately $1,085,000 and $1,075,000, respectively.

During the nine months ended July 31, 1998, the Company wrote-off approximately $778,000 of DIS acquisition goodwill and approximately $43,000 of related accumulated amortization with the sale of Scripps Chula Vista. In addition, the Company wrote-off approximately $92,000 of Woodward Park acquisition goodwill and approximately $4,000 of related accumulated amortization. At the time of the acquisition, unrealized liabilities [written off in January 1998] were recorded creating the goodwill.

The Company amortizes goodwill over the lesser of 20 years or the estimated useful life of the assets.

[4] Due To/From Related Party

The Company has a $1,000,000 loan receivable due from its President and C.E.O. in February 1999 discounted at 8%. For the nine months ended July 31, 1998, the Company recorded interest income on the note of approximately $60,000.

As of October 31, 1997, the Company advanced $30,000 to an officer of the Company, at no interest, which will repaid within the next year. During the nine months ended July 31, 1998, the Company advanced an additional $25,000 to the officer with the same terms.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
------------------------------------------------------------------------------



[4] Due To/From Related Party [Continued]

As of October 31, 1997, the Company loaned another officer of the Company $25,000, with interest at 6%. During the nine months ended July 31, 1998, the Company loaned an additional $180,000 to this officer. In February 1998, the officer renegotiated and terminated his contract with the Company and used his net severance to repay $50,000 of the prior loans made to him by the Company [including the 1997 loan]. The remaining $155,000 of loans due to the Company are to be repaid in five years with interest at 6.5%; $30,000 of these loans were used to purchase stock from the Company using his available options and are classified as "Stock Subscription - Related Party" in the financial statements. As part of the contract renegotiation, the individual was retained as legal consultant to the Company to be paid $50,000 per year for five years.

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

On June 5, 1998, the Company's subsidiary, Diagnostic Imaging Services, Inc. ["DIS"] was served with a demand for arbitration before the American Arbitration Association in Wilmington, Delaware by Sterling Diagnostic Imaging, Inc. ["Sterling"] seeking $5,000,000 for an alleged breach of contract to purchase film. DIS denies it has any obligation to purchase film from Sterling and intends to vigorously defend the claim. Sterling claims to be an assignee of a film contract allegedly entered into between DIS and DuPont. The arbitration only recently commenced and it is too soon to form an opinion as to the probable result.

The Company is currently party to other litigation, none of which is deemed material by nature.

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

In March 1998, effective January 1, 1998, the Company's DIS subsidiary sold its share of Scripps Chula Vista MRI L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and subsequently sold on May 15, 1998 for approximately $1,230,000. Due to the sale the Company wrote-off approximately $735,000 of net acquisition goodwill. The net sale resulted in a gain of approximately $53,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
------------------------------------------------------------------------------



[6] Acquisitions, Sales and Divestitures [Continued]

In May 1998, the Company exercised its option to received the $1.5 million in post-closing payments related to the sale of DIS's MRI facilities to DHS in the form of common stock of DHS. The Company received 200,000 shares of DHS stock and sold the shares for $1,849,936 on May 8, 1998. The transaction resulted in a gain of approximately $496,000.

In June 1998, the Company received additional proceeds from Preferred Health Management, Inc. ["PHM"] related to the sale of FDI by agreeing to an IRS
Section 338 (h)(10) Election for "Corporations Making Qualified Stock Purchases". As part of the transaction, the Company made its final sale reconciling adjustments and recorded an additional loss of approximately $44,000 increasing its liability due to PHM to approximately $194,000. PHM agreed to pay the Company approximately $596,000 for the Section 338 (h)(10) Election and forwarded proceeds [net of liabilities due PHM] of approximately $402,000 to the Company on June 15, 1998. The Company recognized a gain on the transaction of approximately $596,000.

During the nine months ended July 31, 1998, the Company purchased an additional 1,768,374 shares of DIS common stock for approximately $2,040,000 in cash and notes payable. Subsequent to the quarter's end, as of October 13, 1998, the Company has purchased an additional 20,000 shares of DIS common stock for approximately $21,000 increasing its total ownership to 9,788,344 shares, or approximately 87% [excluding treasury shares].


[7] Capital Transactions

During the nine months ended July 31, 1998, the Company repurchased 2,205,000 of its subordinated bond debentures for cash of approximately $1,485,000. These bonds were retired and resulted in a gain on early extinguishment of debt of approximately $720,000 while reducing quarterly interest payments to approximately $518,000.

On December 4, 1997, a previous employee of the Company exercised his options for 25,000 shares of the Company's common stock for $.23 per share, or $5,750.

During the nine months ended July 31, 1998, a previous officer of the Company, who had existing options for 200,000 shares of the Company's common stock, was granted options for an additional 100,000 shares as part of his contract buyout and renegotiation. On January 20, 1998, the officer exercised all of his options for 300,000 shares of the Company's common stock for approximately $.183 per share, or $55,000. The officer was loaned the entire $55,000 of which $25,000 was repaid in February 1998 with the remainder to be repaid in five years at 6.5% interest. In addition, the Company entered into an agreement with the former officer whereby the Company agreed to purchase from him up to 600,000 shares of the Company's common stock owned by him at a price of $.40 per share, in minimum increments of 100,000 shares, upon his election anytime subsequent to December 31, 1998 and prior to February 28, 2003.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #4
------------------------------------------------------------------------------



[8] [Loss] Income Per Share

Average common shares outstanding for the three month periods ending July 31, 1998 and 1997 are 39,132,260 and 38,652,864, respectively, and 39,040,992 and
38,837,499   for  the  nine  month  periods  ending  July  31,  1998  and  1997, respectively.

Stock options and purchase warrants outstanding at July 31, 1998 and 1997 of 11,879,175 and 12,009,175, respectively, to purchase shares of common stock were not included because the options and warrants were anti-dilutive, however, the options and warrants could be dilutive in the future.

Additionally, at July 31, 1998 and 1997, convertible subordinated debentures to acquire 20,912 and 25,829 shares of common stock were not included because they were anti-dilutive, however, the debentures could be dilutive in the future.




                          .   .   .   .   .   .   .   .

Item 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Background

Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of July 31, 1998, which is accounted for using the cost method at $-0-.

On April 30, 1992, the Company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the nine months ended July 31, 1998 and 1997 include the operations and cash transactions of Radnet.

Effective November 1, 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"] which acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. The statement of operations and cash flows for the nine months ended July 31, 1997 reflect the operations and cash transactions of FDI. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for $13,500,000 in cash, notes and assumed liabilities. The Company continues to operate RMIS which provides utilization review services. The statements of operations and cash flows for the nine months ended July 31, 1998 and 1997 reflect the overhead costs and cash transactions of RMIS.

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

In subsequent purchases through October 13, 1998, the Company acquired an additional 3,082,037 shares of DIS stock from various related and unrelated parties for approximately $3,700,000 in cash and notes payable increasing its ownership in DIS to approximately 87% [excluding treasury shares]. The statements of operations and cash flows for the nine months ended July 31, 1998 and 1997 reflect the operations and cash transactions with DIS.

Effective March 1, 1997, the Company sold the assets and related liabilities of four of DIS's hospital-based MRI facilities and its ultrasound division to Diagnostic Health Services, Inc. ["DHS"] for $15,972,720 in cash including $2,000,000 in ten-year covenants not-to-compete. The covenants not-to-compete were split equally between PHS and DIS and are classified as "Deferred Revenue" on the Company's financial statements. The Company recognized a gain on the sale of approximately $5,600,000 which included the write-off of approximately $2,660,000 of net acquisition goodwill. In addition, a discounted receivable of approximately $1,190,000 [utilizing a 11.75% interest rate] was recorded on the Company's books for post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the sale closing date. The Company exercised its option to receive these payments in the form of 200,000 shares of DHS common stock which at the time of transaction equaled the value of the mean average of the reported closing price of the common stock as reported on the NASDAQ National Market for the five consecutive trading days ending on the third day immediately prior to the closing date ["the Agreed Value"]. On May 8, 1998, the Company sold the shares for $1,849,936 and recognized a gain of approximately $496,000.

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

Effective January 1, 1997, the Company's DIS subsidiary opened its Scripps Chula Vista MRI, L.P. ["SCV"] servicing patients in San Diego. The Company and Scripps Health were equal partners with the Company serving as managing partner. In March 1998, effective January 1, 1998, the Company's DIS subsidiary sold its share of SCV to DHS for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and on May 15, 1998, the Company sold the shares for approximately $1,230,000. The net gain on the sale of SCV was approximately $53,000 which included the write-off of approximately $735,000 of net acquisition goodwill.

Effective March 1, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center ["WWP"] in Fresno, California for approximately $200,000 in notes payable and assumed assets and liabilities resulting in goodwill of approximately $90,000 [which was written-off in during fiscal 1998]. WWP is a full service multi-modality imaging center providing MRI, CT, mammography, ultrasound and general diagnostic radiology services.

During the year ended October 31, 1997, the Company acquired the assets of Las Posas Medical Imaging for $35,000 in cash and relocated DIS's Camarillo facility to its location. No goodwill was recorded in the transaction.

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

In April 1997, the Company opened Oxnard Imaging, a start-up operation in Ventura County.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Forward Looking Information

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumption are based on judgment with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. There are a number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in the Quarterly Report of Form 10-Q, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the Company's objectives or plans will be achieved.

The following discussion relates to the continuing activities of Primedex Health Systems, Inc..

Results of Operations

The discussion of the results of continuing operations includes Radnet, PHS, RMIS and DIS for the nine months ended July 31, 1998. The discussion of the results of continuing operations includes Radnet, PHS, RMIS, FDI and DIS for the nine months ended July 31, 1997.

During the nine months ended July 31, 1998, the Company had income from operations of approximately $30,000. During the nine months ended July 31, 1997, the Company had a loss from operations of approximately $5,775,000. The 1997 loss was primarily attributable to an impairment loss related to the closure of Parkside of approximately $4,950,000 recognized in December 1996.

The Company realized net revenues of approximately $46,000,000 and $52,500,000 during the nine months ended July 31, 1998 and 1997, respectively. Including provisions for bad debts, the Company realized net revenues of approximately $44,350,000 and $50,650,000 during the nine months ended July 31, 1998 and 1997, respectively. Radnet realized net revenues, less provisions for bad debt, of approximately $36,300,000 and $31,900,000 during the nine months ended July 31, 1998 and 1997, respectively. The primary reasons for the increase in net revenue was due to the addition of new centers at Woodward Park [March 1997], Oxnard Imaging [March 1997] and University Imaging [August 1997], and the addition of equipment including, but not limited to, an MRI at Stockton [March 1998] and Oxnard [March 1998] and a CT at Vacaville [November 1997]. FDI realized net revenues of approximately $6,200,000 during the nine months ended July 31, 1997; FDI was sold effective November 1, 1997. DIS realized net revenues of approximately $7,835,000 and $12,425,000 during the nine months ended July 31, 1998 and 1997, respectively. Effective March 1, 1998, DIS sold its ultrasound division and four of its hospital-based MRI facilities to DHS, and effective January 1, 1998, DIS sold its share of SCV to DHS. During the nine months ended July 31, 1997, approximately $3,950,000 of net revenue was generated by these sold sites. PHS realized net revenues related to billing services of approximately $215,000 and $125,000 during the nine months ended July 31, 1998 and 1997, respectively. Effective August 1, 1998, DHS terminated its billing service contract with PHS and moved the operation in house.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

During the nine months ended July 31, 1998 and 1997, the Company incurred operating expenses of approximately $45,900,000 and $58,300,000, respectively. The primary reason for the decrease in 1998 operating expenses is due to the sale of FDI effective November 1, 1997 and the sales of DIS's ultrasound division and five of its hospital-based MRI facilities during fiscal 1997 and early fiscal 1998, as well as the recognition of an impairment loss related to the closure of Parkside in December 1996.

During the nine months ended July 31, 1998 and 1997, the Company's operating expenses consisted of approximately $19,435,000 and $19,775,000, respectively, in salaries and reading fees, approximately $4,000,000 and $4,550,000, respectively, in building and equipment rentals, approximately $14,460,000 and $16,750,000, respectively, in general and administrative expenditures, approximately $6,435,000 and $6,650,000, respectively, in depreciation and amortization and approximately $1,570,000 and $1,900,000, respectively, in provisions for bad debt. In addition, during the nine months ended July 31, 1997, the Company's operating expenses consisted of approximately $3,725,000 for vendor site costs and approximately $4,950,000 in impairment losses.

During the nine months ended July 31, 1998 and 1997, Radnet incurred operating expenses of approximately $34,915,000 and $33,400,000, respectively, RMIS and FDI incurred operating expenses of approximately $260,000 and $5,100,000, respectively, PHS incurred operating expenses of approximately $1,875,000 and $1,950,000, respectively, and DIS incurred operating expenses of approximately $8,850,000 and $17,850,000 [including a $4,950,000 impairment loss].

During the nine months ended July 31, 1998 and 1997, interest income was approximately $190,000 and $300,000, respectively. Interest income consisted primarily of imputed interest income on notes receivable due from PHM, DHS and related parties. During the nine months ended July 31, 1998 and 1997, interest expense was approximately $6,930,000 and $7,500,000, respectively. Interest expense is primarily from notes payable and capital lease obligations, lines of credit and outstanding bond debentures.

During the nine months ended July 31, 1998 and 1997, the Company recognized gains from sales of divisions or subsidiaries of approximately $1,215,000 and $5,600,000, respectively. During the nine months ended July 31, 1998, the Company realized a gain of approximately $595,000 for agreeing to an IRS Section 338 (h)(10) Election as part of the FDI sale transaction, a final FDI sale reconciling adjustment gain of approximately $70,000, a gain on the conversion of DHS's note receivable into common stock [and subsequent sale] of approximately $495,000, and a gain from the sale of SCV of approximately $55,000. During the nine months ended July 31, 1997, the Company realized a gain from the sale to DHS of approximately $5,600,000.

During the nine months ended July 31, 1998, the Company recognized other expense of approximately $630,000. Other expense consisted primarily of debt restructuring costs [net of other income] associated with the refinancing of the majority of the Company's outstanding notes and capital lease obligations reducing future interest rates and extending payment terms to six years. During the nine months ended July 31, 1997, the Company recognized other income of approximately $200,000. Other income consists primarily of sublease rental income and professional fee income.

During the nine months ended July 31, 1998 and 1997, the Company realized an extraordinary gain from early extinguishment of debt of approximately $1,040,000 and $200,000, respectively. The gains were primarily from the repurchase of outstanding bond debentures at a discount.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations [Continued]

During the nine months ended July 31, 1998, the Company adopted the Statement of Position ["SOP"] No. 98-5 regarding the "Reporting on the Costs of Start-Up Activities" and the expenditure of these costs as they are incurred. As a result of this decision, the Company wrote-off approximately $780,000 of historical net organizational costs and capitalized fees in January 1998.

During the nine months ended July 31, 1998 and 1997, the Company had net losses of approximately $6,120,000 and $7,465,000, respectively

Liquidity and Capital Resources

Cash increased for the nine months ended July 31, 1998 and 1997 by approximately $410,000 and $475,000, respectively.

Cash generated from investing activities for the nine months ended July 31, 1998 and 1997 was approximately $2,425,000 and $12,400,000, respectively. During the nine months ended July 31, 1998, the Company received additional proceeds from the sale of FDI of approximately $665,000, received proceeds from the sale of equipment of approximately $20,000, loaned approximately $125,000 to related parties, received approximately $95,000 from the dissolution of the La Habra partnership, received proceeds from the sale of stock received in the SCV sale transaction for approximately $1,230,000, acquired DIS stock for approximately $1,720,000, received approximately $1,850,000 from the sale of stock received in the conversion of DHS's post-closing note receivable into common stock, received approximately $2,060,000 from the acceleration of PHM's post-closing sale note receivable, and purchased approximately $1,650,000 in property and equipment. During the nine months ended July 31, 1997, the Company sold four of DIS's hospital-based MRI sites and its Ultrasound Division for approximately $15,975,000 in cash, sold medical equipment for approximately $65,000, acquired DIS stock for approximately $1,465,000, acquired Las Posas Medical Imaging for $35,000, purchased additional units in Temecula Valley Imaging ["TVIC"] for approximately $200,000, loaned approximately $110,000 to related parties and purchased approximately $1,830,000 of property and equipment.

Cash generated from financing activities for the nine months ended July 31, 1998 was approximately $980,000. Cash utilized for financing activities for the nine months ended July 31, 1997 was approximately $9,380,000. During the nine months ended July 31, 1998, the Company increased its cash overdraft approximately $1,780,000, borrowed approximately $5,360,000 from existing lines of credit, received additional working capital loans [collateralized by existing equipment] $2,980,000, received joint venture proceeds of $75,000, received proceeds from the issuance of common stock of approximately $30,000, made principal payments on notes payable and capital lease obligations of approximately $7,760,000 and repurchased bond debentures for approximately $1,485,000. During the nine months ended July 31, 1997, the Company increased its cash overdraft approximately $1,050,000, borrowed approximately $465,000 from existing lines of credit, received additional working capital loans from DVI [collateralized by existing equipment] of approximately $1,025,000, made principal payments on notes payable and capital lease obligations of approximately $11,210,000, repurchased bond debentures for approximately $260,000, purchased treasury stock for approximately $135,000, distributed joint venture income of approximately $225,000 and repaid related parties approximately $90,000.

At July 31, 1998, the Company had a net working capital deficit of $19,657,464 as compared to a working capital deficit of $12,027,033 at October 31, 1997, a decrease of $7,630,431. The decrease from year end is primarily attributable to increased borrowings from the Company's existing lines of credit and cash overdrafts which are classified as current liabilities on the Company's financial statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Liquidity and Capital Resources [Continued]

The Company's working capital needs are currently provided under two lines of credit. Under one agreement, due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together, with interest, at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. The lender holds a first lien on substantially all of Radnet's [Beverly Radiology's] assets to secure repayment under this line of credit. The President and C.E.O. of PHS has personally guaranteed $3,000,000 of the loans. In addition, the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At July 31, 1998, approximately $9,570,000 was outstanding under this line.

Under a second line of credit due December 1997, the Company may borrow the lesser of 75% of the eligible accounts receivable, $5,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate of the bank's prime rate plus 3-1/2%. The President and C.E.O. of PHS has personally guaranteed $1,000,000 of the loans. The credit line is collateralized by approximately 80% of the Tower division's [Radnet Sub, Inc.] accounts receivable. As of July 31, 1998, approximately $3,470,000 was outstanding under this line.

The Company's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $31,700,000, $15,950,000, $14,900,000,
$12,200,000 and $11,100,000, respectively. The July 31, 1998 lines of credit balances were approximately $13,040,000. Interest expense [excluding line of credit and bond debenture interest] for the next five years, included in the above payments, will be approximately $5,500,000, $4,000,000, $2,850,000,
$1,780,000 and $980,000, respectively. In addition, the Company has non-cancelable operating leases for use of its facilities and certain medical equipment which will average approximately $2,950,000 in annual payments over the next five years.

As of July 31, 1998, approximately $105,000 remains on the Company's books for accrued restructuring costs associated with the buyout and renegotiation of employment contracts.

At three of the Company's Tower locations [120 East, 444 San Vicente and 1 West/Womens], the Company's leases expire at various times beginning in January 1999. Due to this, the Company has entered into a new lease agreement for nearby space in Beverly Hills ["Wilshire"] and will consolidate the assets and business of these three Tower locations to the new space during fiscal 1999. The Company cannot predict whether the move will negatively impact the volume of business previously obtained from these three centers, but the new site will reduce respective average building rental disbursements by approximately $1,015,000 per year [including note payment disbursements assumed upon the acquisition of Tower in October 1994]. For the nine months ended July 31, 1998, the combined net revenue for these three sites was approximately $9,500,000. One of the Company's primary lendors has agreed to lend the Company up to $6,000,000 for new equipment and leasehold improvements for the site.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 1:  Legal Proceedings

On June 5, 1998, the Company's subsidiary, Diagnostic Imaging Services, Inc. ["DIS"] was served with a demand for arbitration before the American Arbitration Association in Wilmington, Delaware by Sterling Diagnostic Imaging, Inc. ["Sterling"] seeking $5,000,000 for an alleged breach of contract to purchase film. DIS denies it has any obligation to purchase film from Sterling and intends to vigorously defend the claim. Sterling claims to be an assignee of a film contract allegedly entered into between DIS and DuPont. The arbitration only recently commenced and it is too soon to form an opinion as to the probable result.

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


                             Primedex Health Systems, Inc. and Affiliates

                             (Registrant)


October 21, 1998             By:/s/ Howard G. Berger
                                -----------------------------------
                                Howard G. Berger, M.D., President, Chief
                                Executive Officer and Principal
                                Financial Officer