Form 10-K
period 1998-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1999-02-16
CIK 790526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   -----------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended October 31, 1998        Commission File Number 0-19019

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

                             Yes  X      No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates of the registrant was approximately $3,789,797 on February 1, 1999 based upon the mean between the closing bid and closing ask price for the common stock in the over-the-counter market on said date.

The number of shares of the registrant's common stock outstanding on February 1, 1999 was 39,132,760 shares (excluding treasury shares).

                       Documents Incorporated by Reference

                                      NONE

                                     PART I

Item 1. Business

        (a) Background. Primedex Health Systems, Inc. ["PHS" or the "Company"] is a New York corporation organized in 1985 and principally engaged in the healthcare services industry. Through its 36 California diagnostic imaging facilities [seven of which are wholly-owned or in partnerships with unaffiliated parties with the Company's 90% owned Diagnostic Imaging Services, Inc. ["DIS"] subsidiary and one is in partnership with an unaffiliated party with the Company's Radnet subsidiary], the Company arranges for the non-medical aspects of medical imaging offering MRI, CT, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public. DIS also operates a cancer care therapy center. PHS' executive offices are located at 1516 Cotner Avenue, Los Angeles, California 90025 where its telephone number is [310] 478-7808.

        RadNet Management.

        The Company's wholly-owned subsidiary, RadNet Management, Inc. ["RadNet"], owns and operates 28 medical imaging centers and is a joint venture partner in one other imaging center. Twenty-two of the imaging centers are located in Southern California [with four centers located in Beverly Hills and known as the Tower Division] with the remaining seven centers located in northern California. At the wholly-owned centers, RadNet provides the imaging center facilities and equipment as well as all non-medical operational, management, financial and administrative services. At the joint venture center, RadNet performs non-medical management services. At all 29 centers, the medical services and medical supervision are provided by various independent physicians and physician groups [at most of the centers, the medical services are provided by Beverly Radiology Medical Group ["BRMG"], a partnership between Beverly Radiology Medical Group, Inc. and Pronet Imaging Medical Group, Inc., two professional medical entities 99% owned by the Company's president, Howard G.
Berger, M.D. [see "Item 13"]. As compensation for its management and other services at the various centers, RadNet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, RadNet, in addition to a management fee, also shares in joint venture net income.

        Diagnostic Imaging Services

        On March 22, 1996, the Company acquired from Diagnostic Imaging Services, Inc., a Delaware corporation, 2,747,493 shares of DIS common stock [with a five-year warrant to purchase an additional 1,521,739 shares of DIS common stock at an exercise price of $1.60 per share] for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. The Company also acquired an additional 730,768 shares of DIS common stock from a third party for $1,000,000. The aggregate purchase price was Four Million Dollars and represented approximately 31% of the outstanding DIS common stock.

        DIS at that time owned and operated 10 imaging centers providing diagnostic imaging services located in the Los Angeles and San Diego areas, as well as 15 ultrasound laboratories located in hospitals, 13 mobile ultrasound units servicing hospitals and office buildings, and one mobile MRI servicing a single hospital. DIS also operates a cancer care therapy center in Temecula, California. DIS acquired and/or opened four additional centers in 1996 and 1997. In March and April 1997, DIS sold four of its imaging centers and its ultrasound business to Diagnostic Health Services, Inc. ["DHS"], an unrelated third party, for approximately $16 Million and $9 Million, respectively, less outstanding capital lease obligations and other liabilities. Effective January 1, 1998, DHS acquired the DIS partnership interest in the Scripps Chula Vista MRI Center in exchange for 127,250 shares of its Common Stock which were sold in May 1998 for approximately $1,230,000.

        As of August 1, 1996, the Company acquired additional shares of DIS's common stock from the president of DIS and certain parties affiliated with him thereby bringing the aggregate number of shares of DIS common stock owned by the Company to 6,706,307 shares representing approximately 59% of the outstanding shares. The Company acquired the shares by issuance of its five-year interest-only promissory notes aggregating $3,272,046 together with its five-year warrants to acquire approximately 4,000,000 shares of the Company's common stock at $.60 per share. Since August 1996, the Company has acquired an additional 3,472,137 shares of DIS common stock from certain third parties for $4,190,820 in cash and notes thereby increasing the Company's ownership to approximately 90% of the outstanding DIS common shares as of February 1, 1999 [excluding treasury shares]. In October 1998, the Company purchased DIS's outstanding preferred stock from DVI Healthcare Operations, Inc.
for $5,207,900.

        Future Diagnostics

        In November 1995, the Company acquired the outstanding capital stock of Future Diagnostics, Inc. ["FDI"] in exchange for the Company assuming approximately $855,000 of FDI liabilities and paying an aggregate $2,345,000 to the sellers. FDI arranges for the provision of imaging services for large payors [such as large employers and insurance carriers] through a network of approximately 250 imaging centers primarily in California and also provides related utilization review and quality assurance services. On September 8, 1997, the Company sold FDI to an unrelated third party for $13,500,000 [$9,761,853 cash and a two year 10% interest bearing note for $2,000,000 [paid in full in December 1997] with the balance of the purchase price consisting of the asumption of liabilities]. The Company retained RadNet Managed Imaging Services, Inc. ["RMIS"] which still provides utilization review and quality assurance services.

        Tower Imaging

        Beginning in January 1999, the Company will relocate three of its Tower Imaging locations (120 East, 444 San Vicente and 1 West/Women's) from locations presently on the Cedars Sinai Hospital Campus in Los Angeles to a single location in Beverly Hills. Fiscal 1998 net revenue from the three sites was approximately $12,160,000 and while the new site is within the Cedars Sinai market area, the Company is unable to assess if there will be a negative impact to revenues as a result of the relocation, although any loss will be reduced by the annual space lease savings of approximately $1,000,000. In addition, the Company entered into a new lease agreement for additional space in Beverly Hills adjacent to its Roxsan center to open a Tower Women's Center and consolidate its mammography operations in Beverly Hills into one site.

        (b) Financial Information About Industry Segments

        The Company is principally engaged in only one industry segment, the healthcare services industry.

        (c) Narrative Description of Imaging Business

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

        Computed Axial Tomography [CT] - CT is 100 times more sensitive than conventional x-ray. It is used to see inside any of the body's organs, including the brain, to detect disease and damage. CT focuses an x-ray on a specific plane of the body, processes the image by computer, and constructs a picture on a monitor, and later on film. Tissues of various density appear as different shades of gray, bone [the most dense] as white, and air and fluid is black. The procedure is painless and takes about one-half hour per study; more than one study is often ordered on each patient. The patient simply lies on a special, monitored table which is guided into the scanner. Some CT studies involve the use of an injected contrast agent to better visualize anatomy and pathology. The Company primarily uses non-ionic CT contrast agents to minimize contrast reactions. A CT system costs in the range of $325,000 to $525,000.

        Diagnostic Radiology- X-ray services, diagnostic tests employing x-ray radiation on two planes; includes fluoroscopy and endoscopy.

        Magnetic Resonance Imaging [MRI] - Diagnostic imaging based on magnetism rather than radiation or conventional x-ray. MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications; MRI is painless, requiring only that the patient lie still on a motorized table that slides into a long cylinder. On some MRI studies, an injected contrast agent is used, and some require the use of special "coils," permitting highly accurate scanning of a particular part of the body. MRIs are the single most expensive pieces of equipment at RadNet imaging centers costing between $800,000 and $1,600,000.

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

Imaging Centers

        The following table indicates the principal diagnostic procedures available at each of the imaging centers in which the Company has a management and/or ownership interest.
                                     Mammo-   Ultra-    Diagnostic   Nuclear
  Center               MRI    CT     graphy    sound     Radiology  Medicine
Tower Division:
  Roxsan                *      *         *       *           *          *
  120 East                     *                             *          *
  Wilshire              *      *                             *
  1 West/Women's                         *       *
Antelope Valley         *
Camarillo**                              *       *           *
Corona**                                 *       *           *
Fresno                  *      *         *       *           *
La Habra                *      *
Lancaster [Two Sites]   *      *         *       *           *          *
Long Beach [Three Sites]                 *       *           *
Northridge              *      *         *       *           *          *
North County**
  [San Diego]           *      *
Orange                  *      *         *       *           *          *
Oxnard                  *                *       *           *
Riverside**             *      *         *       *           *
Sacramento [DRI]
  [Two Sites]           *      *         *       *           *
San Francisco           *
Santa Clarita           *      *         *       *           *
Santa Monica**                           *       *
Santa Rosa              *
Stockton/Valley         *      *         *       *           *          *
Temecula**              *      *         *       *           *
Thousand Oaks**         *      *         *       *           *          *
Tustin                  *                        *           *
Vacaville               *      *                             *
Ventura [Five Sites]    *      *         *       *           *          *
Westchester             *      *         *       *           *
  *Indicates availability
**Indicates a DIS facility

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

        At most of RadNet's and DIS's wholly-owned imaging centers, the medical services including medical supervision are supplied by Beverly Radiology Medical Group ["BRMG"]. RadNet has a Management and Services Agreement with BRMG for a ten-year term until June 2002, terminable prior thereto at RadNet's election upon the occurrence of certain events including a change in BRMG's ownership such that Dr. Berger is no longer an owner in the aggregate of at least 60% of the equity ownership of BRMG. As compensation for its services furnished under the Management and Service Agreement, BRMG has agreed to pay a Management Fee to RadNet and DIS equal to 81% of its medical practice receipts at the contracted centers, as and when collected.

Equipment

        The two most expensive types of diagnostic medical equipment found at the imaging centers owned or managed by the Company are the MRI and the CT systems. As set forth in the chart under "Imaging Centers" above, 22 centers provide MRI services and 18 centers provide CT services. A majority of the MRI systems and CT systems at the Company's imaging centers are manufactured by General Electric or Siemens. The acquisition of these systems as well as the acquisition of the other relatively expensive diagnostic medical equipment at the various imaging centers has been effected through various financing arrangements directly with the manufacturer involving the use of capital leases with purchase options at minimal prices at the end of the lease term, the issuance of long term installment notes and the use of operating leases with purchase options at substantial prices at the end of the lease term. At October 31, 1998, capital lease obligations totaled approximately $20 million through September 30, 2005 including current installments totaling approximately $3.3 million. Also at October 31, 1998, installment notes payable totaled approximately $59 million through October 31, 2005 including current installments of approximately $21 million [including line of credit balances of approximately $12 million]. Commitments under equipment operating leases at October 31, 1998 were approximately $395,000 through October 2002 including current obligations of approximately $205,000. To the extent additional imaging centers are opened or acquired, these obligations could materially increase. See the above described chart as to the other equipment available at each imaging center.

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

        The Company currently employs seven full-time and four part-time marketing and sales personnel who are compensated on a salary or salary plus commission basis and who periodically inform the medical community including individual physicians and the administrators of IPAs, HMOs, PPOs, and similar organizations throughout Southern California as to the services provided at the Company's owned or managed imaging centers. Patients are obtained by direct referral or through contract. Some contracts, referred to as "capitation contracts," provide for a fixed fee per organization member, which is paid to the medical service provider. Under a "capitation" contract, the provider agrees to provide specified services to the organization members for a fixed, predetermined payment per member for a specified time period [usually one year], regardless of how many times the member uses the service. No assurances can be given that any of the current or future "capitation" contracts will be profitable as there is a possibility that management could underestimate the number of times the services at its imaging centers will be used by the contracting organization's members during the contract term.

Competition

        All of the imaging centers owned or managed by the Company compete with a substantial number of imaging centers and hospitals in California. Although no assurances can be given, management believes the imaging centers will be able to successfully compete with such other centers because of the up-to-date imaging equipment maintained at the Company's centers, the quality of the medical personnel affiliated with its centers and the fact that for widespread potential customer groups, it has locations throughout many areas.

Insurance

        BRMG maintains a medical malpractice insurance policy in the amount of $6,000,000 per occurrence and $8,000,000 in the aggregate covering each physician obtained by it pursuant to its medical staffing obligations at the various imaging centers. The policy provides ongoing coverage from any claims made by patients seen by the physicians as well as coverage for all of the Company's non-medical personnel at each center against medical malpractice claims. RadNet, DIS and PHS are also named insureds under the policy. All other physicians who perform medical services at the various imaging centers are required to maintain medical malpractice insurance coverage in the amount of $1,000,000 per occurrence and $3,000,000 in the aggregate. Although management believes that such levels of insurance are adequate, there can be no assurance in this regard. In addition, the Company maintains $33,000,000 of blanket general liability insurance covering each center and its own principal offices as well as all of its employees. BRMG, DIS, RMIS and RadNet are also named insureds under this policy. During 1998, the Company also maintained two medical equipment repair and maintenance policies covering each center with aggregate annual limits of approximately $10.6 million.

Employees

        At October 31, 1998, the Company [including DIS] had a total of 437 full-time employees of whom 10 served in executive positions, 181 supplied technical and managerial services at the various imaging centers, and 246 provided administrative, transcription, clerical and similar services.

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

        Government regulation of the Company's health care service operations fall into the following general areas: licensing, reimbursement, fraud/abuse, billing/assignment, referral arrangements, corporate practice of medicine, and environmental.

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

Item 2. Properties

        All of the imaging centers owned or managed by the Company are located in leased facilities with the exception of the Northridge imaging center where the Company owns the building and the land. Certain information with respect to the imaging centers is as follows:

                                             Annual
     Center                                  Rental   Company's %
     Wholly-Owned            Approx. Sq.   for Leased Ownership     Lease
                              Ft. of Center Facility  Interest    Expiration
     Tower Division:
      [Beverly Hills and Environs]
      Roxsan                      8,143     $164,000     100%   October 2001
      120 East                    5,349     $188,000     100%   June 1999
      1 West                      4,577     $221,000     100%   June 1999
      Wilshire [New Tower]1      13,778     $454,674     100%   September 2018
      Womens Center [New]2        3,830     $ 40,000     100%   February 2014
     Antelope Valley              2,890     $ 66,000     100%   June 2000
     Fresno                       3,807     $113,000     100%   January 2003
     La Habra                     3,034     $ 38,000     100%   December 2002
     Lancaster [two sites]        7,827     $163,500     100%   July 2002
     Long Beach [three sites]     6,000     $122,400     100%   December 1999
     Northridge                   7,500     Owned        100%   N/A
     Orange                       4,201     $132,000     100%   February 2001
     Oxnard                       5,100     $101,000     100%   February 2002
     Sacramento [DRI]
      [two sites]                 9,727     $322,000     100%   June 2003
     San Francisco                3,380     $114,000     100%   March 2000
     Santa Clarita                4,833     $109,000     100%   October 2001
     Santa Rosa                   4,235     $125,700     100%   July 2001
     Stockton/Valley              4,588     $ 77,000     100%   December 2001
     Tustin                       5,310     $106,000     100%   April 2003
     Vacaville                    3,984     $ 48,000     100%   March 2001
     Ventura                      9,440     $131,000     100%   July 2002
     Ventura -Loma Vista
      [Four Sites]                3,585     $ 57,000     100%   November 2001

     DIS Centers
     Camarillo                    2,035     $ 35,000      90%   May 2002
     Corona                       5,328     $ 93,000      90%   October 2000
     North County [San Diego]     2,042     $ 49,000      90%   October 2000
     Riverside                    8,312     $149,000      90%   July 2001
     Santa Monica
      [Parkside Womens]           3,103     $109,000      90%   January 2001
     Temecula                     4,247     $121,000      90%   November 2005
     Temecula Oncology            5,418     $ 94,000      90%   Pending
     Thousand Oaks                8,300     $305,000      90%   January 2001

     Joint Venture
     Westchester                  6,763     $242,000      50%   July 2001

     Other Facilities
     RadNet [Corp. office]       11,500     $232,000      N/A   May 2003
     Warehouse/Other             34,148     $418,000      N/A   Various

(1) The Company has leased space consolidating all three locations to a new facility in Beverly Hills.

(2) The Company has leased space to consolidate its mammography services into one new facility in Beverly Hills.

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

        (c) An action entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc. v. Primedex Health Systems, Inc., Howard Berger, M.D., Diagnostic Imaging Services, Inc., a Delaware corporation, Diagnostic Imaging Services, a California corporation, and Diagnostic Health Services, Inc. was filed in the Los Angeles Superior Court, Case No. SC 047526 on June 3, 1997. The Complaint alleges that Diagnostic Imaging Services, Inc. ["DIS"] failed to properly pay plaintiffs fees for performing professional services to which they were entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation, and seeks damages for an unspecified amount in excess of $25,000. The Complaint also alleges that by virtue of the investment by the Company in DIS and the sale of four of the DIS imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that DIS has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiffs to convert a warrant for 319,488 shares of DIS's common stock, issued in connection with the acquisition of Parkside Radiology, to either $1,000,000 cash or stock with a market value of $1,000,000 in the Company, at the election of the Company. A partial settlement was reached in August 1997. Pursuant to the settlement, Dr. Dalrymple assumed ownership of Parkside Radiology and assumed responsibility for expenses of the facility in the future. Additionally, DIS sold certain of its equipment and leasehold improvements to Dr. Dalrymple for approximately $400,000. Plaintiffs' remaining claims, as well as the DIS cross-claims against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress Parkside's business, and therefore its value, thus enabling him to acquire the facility he previously sold to DIS at a depressed price, are still in dispute. Discovery is not yet complete and the trial is scheduled for March 1999. The Company and DIS intend to vigorously defend against plaintiffs' claims and to pursue the DIS cross-claims in the action.

        (d) An action entitled Sterling Diagnostic Imaging, Inc. v. Primedex Health Systems, Inc., Radnet Management, Inc. and Diagnostic Imaging Services, Inc., was filed in New Castle County [Delaware] Superior Court, Case No. 98C-10-112[HLA], and a separate action entitled Diagnostic

Imaging Services, Inc. v. Sterling Diagnostic Imaging, Inc., was filed in Contra Costa County [California] Superior Court bearing Case No. C98-04298. This matter was initiated on June 5, 1998, when Sterling filed a demand for Arbitration before the American Arbitration Association in Philadelphia, seeking to enforce a film purchase agreement between DIS and E.I. du Pont de Nemours and Company ["DuPont"]. In October 1998, both DIS and Sterling commenced civil actions in state court. Sterling's action, filed in the Delaware Superior Court, sought to compel arbitration or, in the alternative, sought damages for breach of contract against DIS, seeking to recover $5,000,000. DIS was also sued for civil conspiracy, along with defendants Radnet Management, Inc. and the Company, who were additionally sued on alternative theories of alter ego [of DIS] and tortious interference with DIS's alleged contract with Sterling. Following the filing of a motion to dismiss by DIS, Sterling filed an amended complaint abandoning its attempt to compel arbitration. DIS and the other defendants filed motions seeking to either dismiss the action entirely or, alternatively, to stay the action pending the resolution of the California action. The Delaware court dismissed the action as to the Company and Radnet Management, Inc. and stayed the action as to DIS pending the hearing in California. The DIS action against Sterling seeks declaratory relief on claims that Sterling was not a proper assignee of the DIS contract with DuPont and thus has no standing. Sterling has filed a motion to dismiss or stay the California action on the ground that Delaware is the proper forum for the action. Sterling's motion is scheduled for hearing on February 25, 1999. The Company intends to vigorously defend against Sterling's claims, in whatever forum they are prosecuted.

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

                              Bid Price(1)               Asked Price(1)
Quarter Ended          High                 Low       High              Low

January 31, 1997        .49                 .33        .50              .48
April 30, 1997          .54                 .34        .56              .36
July 31, 1997           .40                 .31        .42              .33
October 31, 1997        .61                 .29        .63              .31

January 31, 1998        .26                 .26        .32              .28
April 30, 1998          .20                 .20        .25              .22
July 31, 1998           .14                 .13        .16              .15
October 31, 1998        .09                 .09        .10              .10
--------------
        (1) The above information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

        The last reported bid and asked prices for PHS Common Stock on the OTC Bulletin Board on February 1, 1999, were $.15 and $.16, respectively. As of February 1, 1999, the number of holders of record of PHS Common Stock was 2,730. However, a substantial number of PHS' outstanding shares of Common Stock were owned of record on said date by "Cede & Co.," the nominee for Depository Trust Company, the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of PHS Common Stock is substantially greater than 2,730.

        During fiscal 1997, PHS purchased an aggregate of 325,000 shares of its outstanding common stock for an aggregate $133,220 and purchased $2,906,000 of its outstanding debentures for a purchase price of $1,984,093 in open market purchases from unaffiliated third parties. During fiscal 1998, PHS purchased $2,205,000 outstanding debentures for a purchase price of $1,484,943. Subsequent to fiscal 1998, PHS purchased an additional $676,000 of its outstanding debentures for a purchase price of $337,215 from unaffiliated third parties. In addition, effective December 18, 1998, a $5,000 face value debenture was converted into 500 shares of the Company's common stock.

        Recent Sales of Unregistered Securities

        In reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Company issued five year warrants to purchase an aggregate of 920,100 shares of its common stock exercisable at $.25 per share to five persons or entities in connection with the acquisition of shares of DIS common stock by the Company.

Item 6.  Selected Consolidated Financial Data


                                      [In thousands, except per share data]

                                                 Y e a r s     e n d e d
                                                  O c t o b e r   3 1,
                                    1 9 9 8  1 9 9 7    1 9 9 6  1 9 9 5[A]1 9 9 4[A]
                                    -------  -------    -------  -------   -------
Operating Data:

  Gross Revenues                   $132,595  $132,569 $ 111,381  $ 88,884  $ 69,942

  Operating Expenses               $ 75,329  $ 74,687 $  58,372  $ 98,124  $ 50,289

  [Loss] from Investee Transactions$     --  $     -- $    (314) $     --  $    (26)

  Income [Loss] from Continuing
   Operations [Exclusive of
   Non-Recurring Items] -
   Net of Taxes **                 $(28,543) $   (748)$  (8,361) $(57,616) $(20,476)

  Income [Loss] from Discontinued
   Operations                      $     --  $     -- $      --  $ (3,813) $ (3,371)

  Net [Loss] Income Before
   Extraordinary Items and Change
   in Accounting Principle         $(29,497) $ (2,343)$  (9,511) $(62,370) $(20,912)

  Extraordinary Items - Gain       $    955  $  1,595 $   1,150  $    941  $     --

  Change in Accounting Principle   $   (779) $     -- $      --  $     --  $     --

  [Loss] Income Per Common Share
   From Continuing Operations
   Before Extraordinary Items      $   (.75) $   (.06)$    (.24) $  (1.54) $   (.44)

  [Loss] Income Per Common Share
   from Discontinued Operations    $     --  $     -- $      --  $   (.09) $   (.08)

  [Loss] Income Before
   Extraordinary Items             $   (.75) $   (.06)$    (.24) $  (1.63) $   (.52)

  Net [Loss] Income Per Common
   Share                           $   (.75) $   (.02)$    (.21) $  (1.61) $   (.52)

  Cash Dividends Per Common Share  $     --  $     -- $      --  $     --  $     --

Balance Sheet Data:
  Cash and Cash Equivalents        $     59  $    130 $     152  $  3,929  $  5,649

  Total Assets *                   $ 62,656  $ 86,340 $ 105,931  $ 66,760  $153,551

  Total Long-Term Liabilities      $ 79,282  $ 76,843 $  85,464  $ 54,088  $ 67,666

  Total Liabilities                $118,016  $111,270 $ 130,792  $ 82,002  $104,522

  Working Capital [Deficit]        $(20,191) $(12,027)$ (22,627) $ (4,337) $    528

  Stockholders' Equity [Deficit]   $(55,360) $(24,930)$ (24,861) $(15,242) $ 49,029


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SUMMARY CONSOLIDATED FINANCIAL INFORMATION
------------------------------------------------------------------------------




[In thousands, except per share]

[A] The operating data for October 31, 1994, gives effect to the spin off of the Care Advantage, Inc. subsidiary as of October 31, 1994.

*    At October  31,  1998,  1997,  1996,  1995 and 1994,  includes  $11,314,
     $20,169, $31,822, $15,383 and $58,725 of net goodwill, respectively.

**   Reconciliation of Income from Continuing Operations - Net of Taxes


                                                O c t o b e r  3 1,
                                         --------------------------------------
                                               1 9 9 5              1 9 9 4
                                         ------------------   -----------------

Net [Loss]                                        $ (61,429)           $(20,912)
Loss from Discontinued Operations                     3,813               3,371
                                                  ---------            --------

[Loss] from Continuing Operations
  [Inclusive of Non-Recurring Items] -
   Net of Taxes                                     (57,616)            (17,541)
Less: Nonoperating Gain from Investee
      Stock Transactions [See Note 2]    $     --             $  2,935
Net of Approximate Taxes                       --        --         --    2,935
                                         -------- ---------   -------- --------

  [Loss] from Continuing Operations
   [Exclusive of Non-Recurring Items] -
    Net of Taxes                                  $ (57,616)           $(20,476)
                                                  =========            ========

ITEM 7.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Background

Primedex Health Systems, Inc. ["PHS"] [formerly CCC Franchising Corp.] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products, the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock at October 31, 1998, which is accounted for using the cost method at $-0-.

During fiscal 1992, the Company purchased approximately 90% of the common stock of ImmunoTherapeutics, Inc. ["ITI"]. As of October 31, 1995, the Company owned approximately 19% of ITI and accounted for this investment using the cost method, which was $-0-. In November of 1995, this investment was sold for $143,750.

As of January 31, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. I, entered into an asset purchase agreement with Primedex Corporation ["PC"] for approximately $46,250,000. On July 29, 1993, the Company announced its plans to restructure its Primedex subsidiary and to wind down its involvement in the California worker's compensation industry. Accordingly, the operating results of this subsidiary were reclassified as a discontinued operation and the appropriate prior period amounts were restated. Effective August 1, 1995, substantially all of the assets of PC were sold to an unrelated party for approximately $9,448,000 [See Note 16]. The sale resulted in a loss of approximately $3,800,000.

As of April 30, 1992, the Company's wholly-owned subsidiary, CCC Franchising Acquisition Corp. II, entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The Statements of Operations and Cash Flows for the years ended October 31, 1998 and 1997 reflect the operations and cash transactions of Radnet.

On December 23, 1993, the Company acquired Advantage Health Systems, Inc. ["AHS"], a newly organized corporation formed to provide medical and surgical utilization reviews for major providers of health insurance, for $6,000,000 in cash. On August 26, 1994, the Company announced a plan to spin-off its subsidiary, Care Advantage, Inc. ["CareAd"] which owns AHS.

In November of 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"] which acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of cash, notes and assumed assets and liabilities. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for approximately $13,500,000 in cash, notes and assumed liabilities. The sale resulted in a gain of approximately $10,400,000. The statement of operations and cash flows for the year ended October 31, 1997 reflect the operations and cash transactions of FDI. . The Company continues to operate RMIS which provides utilization review services. The statements of operations and cash flows for the years ended October 31, 1998 and 1997 reflect the operations and cash transactions with RMIS.

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

In subsequent purchases through February 1, 1999, the Company acquired or purchased an additional 3,472,137 shares of DIS common stock for $4,190,820 increasing its total ownership to approximately 90% [excluding treasury shares]. In connection with the DIS common stock purchases through October 31, 1998, the Company recorded goodwill of $10,896,417 of which $1,555,154 was written off in conjunction with the disposal of Parkside, $3,522,595 was written off in conjunction with the sale of the ultrasound division and five of DIS's hospital-based MRI facilities to Diagnostic Health Services, Inc. ["DHS"] and $8,631,944 was written off pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statements of Operations and Cash Flows for the years ended October 31, 1998 and 1997 reflect the operations and cash transactions of DIS.

In October 1998, the Company purchased from DVI Healthcare Operations, Inc. ["DVI"] all 4,482,000 shares of DIS outstanding preferred stock which carried a liquidation preference of $4,482,000, plus accrued and unpaid dividends of $725,900 by issuing a $5,207,900 note payable to DVI due October 31, 2000. In the transaction, the Company recorded financing costs of $5,207,900 which were charged to operations during the year ended October 31, 1998.

Forward Looking Information

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and that there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Company, future economic, competitive and market conditions, future business decisions, and future governmental medical reimbursement decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward looking statements will be realized. There are a number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-K, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives or plans will be achieved.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion  of Operations  for the Years Ended October 31, 1998 vs.  October 31,
1997

The following discussion relates to the continuing activities of Primedex Health Systems, Inc..

Results of Operations

The discussion of the results of continuing operations includes PHS, Radnet, RMIS and DIS for the year ended October 31, 1998. The discussion of the results of continuing operations includes PHS, Radnet, RMIS, DIS and FDI for the year ended October 31, 1997.

For the years ended October 31, 1998 and 1997, the Company had operating losses from continuing operations of $16,508,162 and $7,668,385, respectively, which included impairment losses of $12,677,324 and $4,553,783, respectively.

The Company generated gross revenue of $132,594,891 and $132,569,387 and net revenue of $58,820,543 and $67,018,507 for the years ended October 31, 1998 and 1997, respectively. The Company's net revenue decreased approximately 12% for the year ended October 31, 1998. During the years ended October 31, 1998 and 1997, Radnet generated gross revenue of $111,648,718 and $100,169,718, respectively, FDI generated gross revenue of $0 and $7,103,525, respectively, PHS generated gross billing revenue of $215,975 and $225,701, respectively, and DIS generated gross revenue of $20,730,198 and $25,070,443, respectively [net of elimination entries]. During the years ended October 31, 1998 and 1997, Radnet generated net revenue of $47,555,149 and $44,952,132, respectively, FDI and RMIS generated net revenue of $37,427 and $7,010,470, respectively, PHS generated net billing revenue of $215,975 and $225,701, respectively, and DIS generated net revenue of $11,011,992 and $14,830,204, respectively [net of elimination entries]. The decrease in net revenue is primarily attributable to the sale of FDI which during fiscal 1997 generated net revenue of $7,010,470 which was billed at net and required minor contractual adjustments. Even though Radnet's gross revenue increased approximately $11.5 million during fiscal 1998, contractual adjustments on those charges were approximately $6.5 million.

In addition, during the year ended October 31, 1998, the Company began the process of consolidating many of its internal and external billing systems into three systems company-wide based upon geographic considerations. With this process, the balances on the Company's previous systems were sent to collection agencies and the values were written-down considerably to account for their age and higher one-time collection fees. In addition, historical workers compensation [pre-1994] and personal injury files were written-off or adjusted for current trends in collection yields, increased age and uncollectibility, and bad debts were recorded on a few of the Company's contracted payors who did not pay or defaulted on note or payment arrangements. During the year ended October 31, 1998, approximately $4 million in additional contractual adjustments or provisions for bad debt were recorded for these accounts receivable adjustments.

For the years ended October 31, 1998 and 1997, operating expenses totaled $75,328,705 and $74,686,892, respectively. For the year ended October 31, 1998, Radnet's operating expenses were $51,294,476, RMIS's operating expenses were $334,293, DIS's operating expenses were $21,313,209 and PHS's overhead expenses were $2,386,727 [net of elimination entries]. For the year ended October 31, 1997, Radnet's operating expenses were $44,880,065, FDI's and RMIS's operating expenses were $6,090,612, DIS's operating expenses were $20,753,338 and PHS's overhead expenses were $2,962,877 [net of elimination entries].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion  of Operations  for the Years Ended October 31, 1998 vs.  October 31,
1997

Results of Operations [Continued]

During the years ended October 31, 1998 and 1997, the Company recognized impairment losses, included in operating expenses, of $12,677,324 and $4,553,783, respectively. For the years ended October 31, 1998 and 1997, the Company incurred expenses for salaries and professional reading fees of $25,919,490 and $26,328,082, respectively, building and equipment rental expenses of $5,412,407 and $6,226,423, respectively, general and administrative expenses of $19,978,762 and $21,915,419, respectively, provisions for bad debt of $2,698,139 and $1,962,837, respectively, and depreciation and amortization expense of $8,642,583 and $8,783,419, respectively. In addition, during the year ended October 31, 1997, the Company incurred restructuring costs of $662,026 and FDI vendor site costs of approximately $4,254,903. Even with the Company incurring an increase in 1998 impairment losses of approximately $8.1 million, overall operating expenses only increased approximately $650,000 due primarily to the sale of FDI, the sales of DIS's Ultrasound Division and five of its hospital-based MRI facilities during fiscal 1997 [Tarzana, SMIC, SGV and Chino] and 1998 [SCV] and the closures of Parkside and West L.A..

For the year ended October 31, 1998 and 1997, interest income was approximately $140,000 and $295,000, respectively. During fiscal 1997, the Company recorded interest income of approximately $131,000 related to the sale of DIS's four hospital-based MRI facilities to DHS. For the years ended October 31, 1998 and 1997, interest expense was approximately $9,279,000 and $9,845,000, respectively.

For the years ended October 31, 1998 and 1997, the gain on sale of subsidiaries and Divisions was approximately $965,000 and $16,000,000 respectively. Fiscal 1998's gain primarily consisted of additional proceeds of approximately $595,000 for the Company's agreement to a IRS Section 338 (h)(10) Election as part of the FDI sale transaction, a final FDI sale reconciliation adjustment of approximately $70,000, a gain from the partnership dissolution of LaHabra of approximately $48,000, and a gain from the sale of SCV of approximately $252,000. Fiscal 1997's gain primarily consisted of the sale of DIS's ultrasound division and four of its hospital-based MRI facilities to DHS in March 1997 and the sale of FDI to PHM in September 1997. The Company recognized gains from the sales of DIS's sites and FDI of approximately $5,600,000 and $10,400,000, respectively.

For the year ended October 31, 1998,  other income was  approximately  $394,000.
For the year ended October 31, 1997, other expense was approximately $640,000. Fiscal 1998's increase in other income was primarily due to the conversion of DHS common stock received as payment on the $1,500,000 in post closing payments from the sales of four of DIS's hospital-based MRI facilities, and the sale of SCV into cash generating a net gain of approximately $297,000. In addition, during the year ended October 31, 1997, the Company wrote-off a large portion of its deposits and disposed of fixed assets.

For the years ended October 31, 1998 and 1997, the Company had gains on early extinguishment of debt of $954,533 and $1,595,106, respectively. For the year ended October 31, 1998, the Company wrote-off capitalized fees and organization costs of approximately $780,000 upon the early adoption of Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-up Activities."

In October 1998, the Company purchased from DVI Healthcare Operations, Inc. ["DVI"] all 4,482,000 shares of DIS outstanding preferred stock which carried a liquidation preference of $4,482,000, plus accrued and unpaid dividends of $725,900 by issuing a $5,207,900 note payable to DVI due October 31, 2000. In the transaction, the Company recorded financing costs of $5,207,900 which were charged to operations during the year ended October 31, 1998.

For the years ended October 31, 1998 and 1997, the Company had net losses of $29,321,832 and $748,095, respectively. For the year ended October 31, 1998, Radnet realized net losses of $8,839,831, RMIS generated net losses of $182,136, DIS realized net losses of $16,699,060 [including write-offs of net acquisition goodwill of $11,331,299] and PHS realized net losses of $3,600,805 [net of elimination entries]. For the year ended October 31, 1997, Radnet realized net losses of $4,138,831, FDI and RMIS generated net income of $11,283,923, DIS realized net losses of $2,747,775 [including write-offs of net acquisition goodwill of $4,193,662], and PHS realized net losses of $5,145,412 [net of elimination entries].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Liquidity and Capital Resources

Cash decreased for the years ended October 31, 1998 and 1997 by $70,022 and $22,353, respectively.

Cash generated from investing activities for the years ended October 31, 1998 and 1997 was $1,282,607 and $20,741,396, respectively.

During the year ended October 31, 1998, the Company received proceeds of $595,645 for a IRS Section 338 (h)(10) Election related to the sale of FDI, $69,393 of additional proceeds from PHM for final reconciling adjustments, $420,000 from the sale of medical equipment, $2,059,179 from PHM in full payment of the FDI sale note receivable, $1,232,691 from the sale of SCV in the form of common stock [which was subsequently sold], and $1,849,936 from the conversion of a note receivable due from the sale of DIS's MRI facilities into common stock [which was subsequently sold]. During the year ended October 31, 1998, the Company acquired an additional 1,788,374 shares of DIS common stock for $1,739,120 in cash [and approximately $325,000 in notes payable], received $94,515 from the dissolution of the La Habra partnership, purchased property and equipment for $3,089,632, made loans of $235,000 to related parties and received $25,000 in payments from related parties.

During the year ended October 31, 1997, the Company received proceeds of $9,761,853 from the sale of FDI to PHM, $266,500 from the sale of certain medical equipment and other assets, and $15,972,720 from the sale of DIS's Ultrasound Division and four of its hospital based MRI facilities to DHS. The DHS sale proceeds were as follows: $6,519,475 from the sale of the Ultrasound Division, $7,453,245 from the sale of the MRI facilities and $2,000,000 in covenant not-to-compete income split equally between PHS and DIS. During the year ended October 31, 1997, the Company acquired an additional 1,293,663 shares of DIS common stock for $1,639,623, purchased the outstanding limited partnership units in Valley Regional Oncology Center ["VROC"] for $260,000, purchased additional limited partnership units in Temecula Valley Imaging Center ["TVIC"] for $196,875 and purchased the assets of Las Posas Medical Imaging for $35,000. In addition, during the year ended October 31, 1997, the Company purchased property and equipment for $3,098,179 and made loans of $30,000 to related parties.

Cash generated from financing activities for the year ended October 31, 1998 was $134,066. Cash utilized for financing activities for the year ended October 31, 1997 was $17,894,237. For the year ended October 31, 1998 and 1997, the Company made principal payments on notes payable and capital lease obligations of $8,077,336 and $17,741,045, respectively. The fiscal 1997 increase was primarily due to the Company reducing its lines of credit by $6,938,183 with proceeds from the sales of certain assets, facilities and divisions. In addition, during fiscal 1998, the Company restructured its capital lease obligations and notes payable with its two primary lendors extending terms, reducing monthly payments and skipping at least one principal payment during the year. For the years ended October 31, 1998 and 1997 the Company received proceeds from borrowings on lines of credit and notes payable of $8,180,082 and $2,373,554, respectively. During fiscal 1998, the Company increased its lines of credit borrowing $4,231,579 from fiscal 1997 and received working capital proceeds from other outside lendors of $3,948,503. For the years ended October 31, 1998 and 1997, the Company purchased $2,205,000 face value subordinated bond debentures for $1,484,943 and purchased $2,906,000 debentures for $1,984,093, respectively. For the years ended October 31, 1998 and 1997, the Company increased its cash overdraft by $1,410,513 and $68,689, respectively. For the year ended October 31, 1998, the Company received proceeds of $30,750 from the issuance of common stock and received joint venture proceeds of $75,000. For the year ended October 31, 1997, the Company purchased 325,000 shares of its stock for $133,220 and distributed $478,122 to its joint venture partners.

At October 31, 1998 and 1997, the Company had working capital deficits of $20,191,252 and $12,027,033, respectively. The 1998 increase in working capital deficit of $8,164,219 was primarily due to the increase in lines of credit borrowings of $4,231,579. In addition, current assets decreased approximately $3.3 million due to the write-down of accounts receivable and the conversion of PHM's and DHS's note receivables. Included in 1998 current liabilities of the Company is $11,911,416 of revolving lines of credit liabilities.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion  of Operations  for the Years Ended October 31, 1998 vs.  October 31,
1997

Liquidity and Capital Resources [Continued]

The Company's future payments for debt and equipment under capital leases for the next five years, assuming lines of credit are paid and not renewed, will be approximately $30,175,000, $19,875,000, $14,075,000, $12,830,000 and
$11,150,000. Interest expense [assuming lines of credit are paid in full] for the Company for the next five years, included in the above payments, will be approximately $5,800,000, $4,550,000, $3,125,000, $2,125,000 and $1,150,000,
respectively. Interest on subordinated bond debentures is excluded. In addition, the Company has noncancellable operating leases for use of its facilities and certain medical equipment which will average approximately $3,000,000 in annual payments over the next five years.

At three of the Company's Tower locations [120 East, 444 San Vicente and 1 West/Womens], the Company was unable to extend the respective leases which expire at various times beginning in January 1999. Due to this, the Company has entered into a new lease agreement for space in Beverly Hills ["Wilshire"] and will consolidate the assets and business of these three Tower locations to the new space during fiscal 1999. The Company cannot predict whether the move will negatively impact the volume of business previously obtained from these three centers, but the new site will reduce respective average building rental disbursements by approximately $1,000,000 per year [including note payment disbursements assumed upon the acquisition of Tower in October 1994]. Fiscal 1998 net revenue for these three sites was approximately $12,160,000.

The  Company   estimates   interest  payments  on  its  bond  debentures  to  be
approximately $2,005,000 for fiscal 1999. The quarterly payments are paid on January 1, April 1, July 1 and October 1 of each year. Subsequent to year-end, as of February 1, 1999, the Company purchased $676,000 face value bond debentures for $337,215. The Company has or will retire all of these bonds. In addition, effective December 18, 1998, a $5,000 face value debenture was converted into 500 shares of the Company's common stock.

The Company's working capital needs are currently provided under two lines of credit. A third line of credit for DIS was paid in full and terminated, at the Company's request, in September 1997. Under one agreement with Coast Business Credit, originally due December 31, 1998, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. At October 31, 1998, approximately $8,770,000 was outstanding under this line. This line of credit was renewed on January 14, 1999, extending the due date to December 31, 2000. Under the new agreement, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $20,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of
(a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's assets, the president and C.E.O. of PHS has personally guaranteed $6,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the president and C.E.O. of PHS. A second line of credit with DVI Business Credit was renewed on October 31, 1998. Under this agreement, now due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At October 31, 1998, approximately $3,140,000 was outstanding under this line. As of October 31, 1998, the bank's prime rate was 8.0%. Under the various formulas, total funds available for borrowing under the two lines of credit was approximately $3.09 million at October 31, 1998.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion  of Operations  for the Years Ended October 31, 1998 vs.  October 31,
1997

Liquidity and Capital Resources [Continued]

The Company entered into an additional line of credit agreement with DVI Business Credit on October 31, 1998. Under this line, due October 31, 2000, the Company may borrow up to $3,500,000 to either (a) pay off in full the promissory note dated 10/1/94 issued to Tower Radiology, et. al. ["Tower Goodwill"], or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. This line is also collateralized by the Tower division's accounts receivable. At October 31, 1998, $0 was outstanding under this line and the full amount was available. Subsequent to year-end, as of February 1, 1999, the Company borrowed the entire line of $3,500,000 [See Note 22].

In connection with ceasing operations at certain of the Company's imaging centers, selling certain divisions and the restructure of Corporate operations, the Company set up an additional restructuring reserve of $662,026 during the year ended October 31, 1997. Total accrued restructuring costs of $1,062,026 as of October 31, 1997 included $500,000 remaining on the Company's books from October 31, 1996 for estimated legal and settlement costs associated with one final building lessor. This final lessor settled with the Company and was paid in full $669,000 in November 1997. During fiscal 1998, corporate operations reserves of $288,026 were utilized leaving approximately $105,000 on the Company's books at October 31, 1998, which amount is included with accrued expenses.

New Authoritative Pronouncements

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

In February 1998, the FASB issued SFAS No. 132, "Employees Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Discussion  of Operations  for the Years Ended October 31, 1998 vs.  October 31,
1997

New Authoritative Pronouncements [Continued]

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

Year 2000

The Company relies significantly on computer systems and applications in its daily operations. Some of these systems are not presently year 2000 compliant, which means that because they have historically used only two digits to identify the year in a date, they will fail to distinguish dates in the "2000's" from dates in the "1900's." The Company's business, financial condition and results of operations could be materially and adversely affected by the failure of the Company's systems and applications [and those provided by or operated by third parties interfacing with the Company's systems and applications] to properly operate or manage these dates.

The Company has embarked on a program to repair or replace these noncompliant systems and to obtain similar assurances from third parties providing the Company with computer software or interfacing with the Company's systems and applications. The Company estimates it will incur expenditures in this regard not in excess of $100,000. The Company presently anticipates being fully operational at the year 2000. Additionally, it has received verbal assurances from those who supply computer systems for its operations that such systems will also be operational at the year 2000. Such parties included those who provide computer software for its sophisticated and complex medical equipment. However, there can be no assurance that such parties will complete their year 2000 conversions in a timely fashion or will not suffer a year 2000 business disruption that may adversely affect the Company's financial condition and results of operations.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------


INDEX
--------------------------------------------------------------------------------






                                                               Page to Page

Independent Auditor's Report.................................  F-1......

Consolidated Balance Sheets..................................  F-2...... F-3

Consolidated Statements of Operations........................  F-4...... F-5

Consolidated Statements of Stockholders' Equity [Deficit]....  F-6......

Consolidated Statements of Cash Flows........................  F-7...... F-10

Notes to Consolidated Financial Statements...................  F-11..... F-32

Independent Auditor's Report on Supplemental Schedule........  S-1......

Schedule II - Valuation and Qualifying Accounts..............  S-2...... S-4





           .   .   .   .   .   .   .   .   .   .   .   .   .   .   .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Primedex Health Systems, Inc.
  New York, New York


            We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and its affiliates as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity [deficit], and cash flows for each of the three fiscal years in the period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primedex Health Systems, Inc. and its affiliates as of October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

            As discussed in the accompanying Note 1[M] to consolidated financial statements, effective November 1, 1997, the Company adopted a new accounting standard promulgated by the Financial Accounting Standards Board, changing its method of accounting for start-up costs.





                                                MOORE STEPHENS, P. C.
                                                Certified Public Accountants.

Cranford, New Jersey
January 15, 1999

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                           October 31,
                                                      1 9 9 8       1 9 9 7
Assets:
Current Assets:
  Cash and Cash Equivalents                        $    59,495   $   129,517
  Accounts Receivable - Net                         15,429,057    16,933,340
  Unbilled Receivables                                  10,675       693,847
  Other Receivables                                     47,870     2,390,755
  Due from Related Party                               140,000        55,568
  Other                                              1,940,230       765,467
                                                   -----------   -----------

  Total Current Assets                              17,627,327    20,968,494
                                                   -----------   -----------

Property and Equipment - Net                        26,970,584    33,401,161
                                                   -----------   -----------

Other Assets:
  Accounts Receivable - Net                          3,713,956     5,810,814
  Due from Related Parties                             133,260       897,133
  Other Receivables                                         --       899,896
  Goodwill - Net                                    11,313,907    20,168,729
  Other                                              2,897,380     4,193,696
                                                   -----------   -----------

  Total Other Assets                                18,058,503    31,970,268
                                                   -----------   -----------

  Total Assets                                     $62,656,414   $86,339,923
                                                   ===========   ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                              October 31,
                                                         1 9 9 8       1 9 9 7
Liabilities and Stockholders' Equity [Deficit]:
Current Liabilities:
  Cash Overdraft                                      $ 1,729,994   $   319,481
  Accounts Payable                                      5,747,988     4,010,861
  Accrued Expenses                                      3,535,840     5,270,787
  Accrued Expense - Professional Fees                   1,753,987     1,596,916
  Notes and Leases Payable                             24,388,427    20,341,372
  Accrued Restructuring Costs                                  --     1,062,026
  Deferred Revenue - Covenant not-to-compete              200,000       200,000
  Other                                                   462,343       194,084
                                                      -----------   -----------

  Total Current Liabilities                            37,818,579    32,995,527
                                                      -----------   -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                      20,718,000    22,923,000
  Notes Payable - Related Parties                       2,553,854     2,553,854
  Notes and Leases Payable                             54,143,158    48,891,402
  Deferred Revenue - Covenant not-to-compete            1,466,666     1,666,666
  Accrued Expenses                                             --       225,292
  Accrued Expenses - Professional Fees                    399,872       582,998
                                                      -----------   -----------

  Total Long-Term Liabilities                          79,281,550    76,843,212
                                                      -----------   -----------

  Commitments and Contingencies                                --            --
                                                      -----------   -----------

Minority Interest                                         676,114     1,430,788
                                                      -----------   -----------

Redeemable Stock                                          240,000            --
                                                      -----------   -----------

Stockholders' Equity [Deficit]:
  Common Stock - $.01 Par Value,  100,000,000 Shares
   Authorized;  40,757,260 and 40,432,260 Shares
   Issued; 39,132,260 and 38,807,260 Shares
   Outstanding at October 31, 1998 and 1997,
   Respectively                                           407,572       404,322

  Paid-in Capital                                      99,251,650    99,434,150

  Stock Subscription - Related Party                      (30,000)           --

  Due from Related Party                                 (899,143)           --

  Retained Earnings [Deficit]                        (153,474,961) (124,153,129)
                                                     ------------  ------------

  Totals                                              (54,744,882)  (24,314,657)

  Less: Treasury Stock - 1,625,000 Shares at Cost        (614,947)     (614,947)
                                                      -----------   -----------

  Total Stockholders' Equity [Deficit]                (55,359,829)  (24,929,604)
                                                      -----------   -----------

  Total Liabilities and Stockholders' Equity
   [Deficit]                                          $62,656,414   $86,339,923
                                                      ===========   ===========

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                       Y e a r s   e n d e d
                                                       O c t o b e r   3 1,
                                                1 9 9 8       1 9 9 7     1 9 9 6
                                                -------       -------     -------

Revenue:
  Revenue                                    $132,594,891  $132,569,387 $111,380,904
  Less:  Allowances                            73,774,348    65,550,880   54,842,397
                                             ------------  ------------  -----------

  Net Revenue                                  58,820,543    67,018,507   56,538,507
                                             ------------  ------------  -----------

Operating Expenses:
  Operating Expenses                           51,310,658    58,724,827   49,800,034
  Depreciation and Amortization                 8,642,584     8,783,419    6,040,256
  Provision for Bad Debts                       2,698,139     1,962,837    2,531,337
  Restructuring Costs                                  --       662,026           --
  Impairment Loss of Long-Lived Assets [6]     12,677,324     4,553,783           --
                                             ------------  ------------  -----------

  Total Operating Expenses                     75,328,705    74,686,892   58,371,627
                                             ------------  ------------  -----------

  Loss from Operations                        (16,508,162)   (7,668,385)  (1,833,120)
                                             ------------  ------------  -----------

Other [Expenses] and Revenue:
  Interest Expense                             (9,278,547)   (9,844,505)  (7,892,653)
  Financing Costs [2]                          (5,207,900)           --           --
  Interest Income                                 139,636       295,168      258,390
  Gain on Sale of Subsidiaries and Divisions      965,616    16,082,302      143,750
  Other [Expense] Income                          393,898      (637,850)     934,505
                                             ------------  ------------  -----------

  Total Other [Expenses] Revenue              (12,987,297)    5,895,115   (6,556,008)
                                             ------------  ------------  -----------

  [Loss] Before Minority Interest in Income
   of Subsidiaries, Equity in Loss of Investees,
   Extraordinary Item and Cumulative Effect of
   Change in Accounting Principle             (29,495,459)   (1,773,270)  (8,389,128)

Minority Interest in Income of Subsidiaries        (1,612)     (569,931)    (808,136)

Equity in Loss of Investees                            --            --     (313,649)
                                             ------------  ------------  -----------

  [Loss] Before Extraordinary Item and
      Cumulative Effect of Change in
      Accounting Principle                    (29,497,071)   (2,343,201)  (9,510,913)

Extraordinary Item - Gains from Extinguishment
  of Debt [Net of Income Taxes of $-0- for the
  Years ended October 1998, 1997 and 1996]        954,533     1,595,106    1,149,817
                                             ------------  ------------  -----------

    [Loss] Before Cumulative Effect of Change in
        Accounting Principle - Forward       $(28,542,538) $   (748,095) $(8,361,096)



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------



                                                       Y e a r s   e n d e d
                                                       O c t o b e r   3 1,
                                                1 9 9 8       1 9 9 7     1 9 9 6
                                                -------       -------     -------

  [Loss] Before Cumulative Effect of Change in
   Accounting Principle - Forwarded          $(28,542,538) $  (748,095) $(8,361,096)

Cumulative Effect of Change in Accounting
  Principle [Net of Income Taxes of $-0-]        (779,294)          --           --
                                             ------------  -----------  -----------

  Net [Loss]                                 $(29,321,832) $  (748,095) $(8,361,096)
                                             ============  ===========  ===========

Basic EPS:
  [Loss] Before Extraordinary Item and Change
   in Accounting Principle                   $       (.75) $      (.06) $      (.24)
  Extraordinary Item                                  .02          .04          .03
  Change in Accounting Principle - Write-off
   of Costs of Start-up Activities                   (.02)          --           --
                                             ------------  -----------  -----------

  Basic Net [Loss] Per Share                 $       (.75) $      (.02) $      (.21)
                                             ============  ===========  ===========

Weighted Average Shares Outstanding            39,069,178   38,853,904   39,176,281
                                             ============  ===========  ===========

See Notes to Consolidated Financial Statements.

                                        F-5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY [DEFICIT]
------------------------------------------------------------------------------

                                                                                                                      Total
                              Common Stock                                        Retained     Due from   Stock    Stockholders'
                          Number of Par Value Treasury    Paid-in    Deferred     Earnings     Related Subscription   Equity
                           Shares    Amount     Stock     Capital  Compensation   [Deficit]     Party  Related Party [Deficit]

Balance - October 31,
 1995                    40,230,760 $402,307 $       -- $99,399,165 $      --  $(115,043,938)$      --  $      -- $(15,242,466)

  Conversion of Subordinated
   Debentures to Stock        1,500       15         --      11,985        --             --        --         --       12,000

  Deferred Compensation          --       --         --          --  (796,653)            --        --         --     (796,653)

  Amortization of Deferred
   Compensation                  --       --         --          --     8,628             --        --         --        8,628

  Purchase of Treasury
   Stock                         --       --   (481,727)         --        --             --        --         --     (481,727)

  Net [Loss] for the Year
   Ended October 31, 1996        --       --         --          --        --     (8,361,096)                  --   (8,361,096)
                         ---------- -------- ----------  ----------  --------  ------------- ---------  --------- ------------

Balance - October 31,
 1996                    40,232,260  402,322   (481,727) 99,411,150  (788,025)  (123,405,034)       --         --  (24,861,314)

  Issuance of Common
   Stock                    200,000    2,000         --      23,000        --             --        --         --       25,000

  Amortization of Deferred
   Compensation                  --       --         --          --     5,752             --        --         --        5,752

  Write-off Deferred
   Compensation                  --       --         --          --   782,273             --        --         --      782,273

  Purchase of Treasury
   Stock                         --       --   (133,220)         --        --             --        --         --     (133,220)

  Net [Loss] for the Year
   Ended October 31, 1997        --       --         --          --        --       (748,095)       --         --     (748,095)
                         ---------- -------- ----------  ----------  --------  ------------- ---------  --------- ------------

Balance - October 31,
 1997                    40,432,260  404,322   (614,947) 99,434,150        --   (124,153,129)       --         --  (24,929,604)

  Issuance of Common
   Stock                    325,000    3,250         --      57,500        --             --        --         --       60,750

  Common Stock Subscribed        --       --         --          --        --             --        --    (30,000)     (30,000)

  Issuance of Stock Put          --       --         --    (240,000)       --             --        --         --     (240,000)

  Reclass Due from
   Related Party                 --       --         --          --        --             --  (899,143)        --     (899,143)

  Net [Loss] for the Year
   Ended October 31, 1998        --       --         --          --        --    (29,321,832)       --         --  (29,321,832)
                         ---------- -------- ---------- -----------  --------  ------------  ---------  --------- ------------

Balance - October 31,
  1998                   40,757,260 $407,572 $ (614,947)$99,251,650  $     --  $(153,474,961)$(899,143) $ (30,000)$(55,359,829)
                         ========== ======== ==========  ==========  ========  ============= =========  ========= ============

See Notes to Consolidated Financial Statements.

                                              F-6

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                       Y e a r s   e n d e d
                                                       O c t o b e r   3 1,
                                                1 9 9 8       1 9 9 7     1 9 9 6
                                                -------       -------     -------

Operating Activities:
  Net [Loss]                                 $(29,321,832) $  (748,095) $(8,361,096)
                                             ------------  -----------  -----------
  Adjustments to Reconcile Net [Loss] to Net Cash
   Provided [Used] by Continuing Operations:
   Equity in Loss of Investees                         --           --      313,649
   Depreciation and Amortization                8,642,584    8,783,419    6,040,256
   Amortization of Management Fee Modification    161,070      143,296      102,449
   Write-off Offering Costs-Bond Retirement       138,811      187,524           --
   Amortization of Purchase Discount             (946,542)    (889,083)          --
   Minority Interest in Income of Subsidiaries      1,612      569,931      808,136
   Provision for Bad Debts and Allowance
     Adjustments                                1,346,272    1,505,344    2,531,337
   Loss [Gain] on Sale of Assets                  222,123      824,533     (365,728)
   Provision for Restructuring                         --      662,026           --
   Imputed Interest Income                       (131,918)     (96,247)     (95,981)
   Gain on Sale of Subsidiaries and Divisions    (965,616) (16,082,302)    (143,750)
   Deferred Revenue - Covenant Not-to-Compete    (200,000)    (133,334)          --
   Write-off Deposits and Other Assets             37,849      258,748           --
   Gain on Sale of Marketable Securities         (297,376)          --           --
   Write Down of Long-Lived Assets             12,677,324    4,553,783           --
   Financing Costs                              5,207,900           --           --
   Change in Accounting Principle                 779,294           --           --
   Extraordinary Gain from Extinguishment
     of Debt                                     (954,533)  (1,595,106)  (1,149,817)

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Other Current Assets                         (61,979)     (39,767)    (171,621)
     Accounts Receivable                        1,696,031      479,918      407,455
     Unbilled Receivables                         683,172     (402,682)    (227,267)
     Due from Employee                                 --           --      100,333
     Other Assets                                (586,290)    (178,964)     669,591

   Increase [Decrease] in:
     Due to/from Related Parties                       --      (88,567)    (178,392)
     Accounts Payable and Accrued Expenses        896,840     (179,971)     756,204
     Accrued Restructuring Costs               (1,062,026)    (395,622)          --
     Other Current Liabilities                    550,535      148,798   (1,434,699)
                                             ------------  -----------  ------------

   Total Adjustments                           27,835,137   (1,964,325)   7,962,155
                                             ------------  ------------ -----------

  Cash [Used] by Continuing Operations         (1,486,695)  (2,712,420)    (398,941)

  Cash [Used] Provided by Discontinued
   Operations                                          --     (157,092)    (574,078)
                                             ------------  ------------ -----------

  Net Cash - Operating Activities - Forward  $ (1,486,695) $(2,869,512) $  (973,019)

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



                                                       Y e a r s   e n d e d
                                                       O c t o b e r   3 1,
                                                1 9 9 8       1 9 9 7     1 9 9 6
                                                -------       -------     -------


  Net Cash - Operating Activities - Forwarded$ (1,486,695) $(2,869,512) $  (973,019)
                                             ------------  -----------  -----------

Investing Activities:
  Acquisitions of Imaging Centers - Net of Cash
   Acquired                                    (1,739,120)  (2,131,498)    (732,160)
  Purchase of Property and Equipment           (3,089,632)  (3,098,179)    (682,472)
  Proceeds from Sale of Unconsolidated
   Subsidiary                                          --           --      143,750
  Proceeds - Sale of Divisions, Centers and
   Equipment                                    3,144,217   26,001,073           --
  Payment for Modification of Management Fee           --           --   (1,100,000)
  Proceeds from Sale of Marketable Securities   3,082,627           --    1,998,458
  Proceeds from Dissolution of Partnership         94,515           --
  Loans to Related Parties                       (235,000)     (30,000)          --
  Receipts from Related Parties                    25,000           --           --
  Loans to Unconsolidated Subsidiary                   --           --   (1,642,714)
  Receipts on Notes from Related Parties               --           --    1,937,500
                                             ------------  -----------  -----------

  Net Cash - Investing Activities               1,282,607   20,741,396      (77,638)
                                             ------------  -----------  -----------

Financing Activities:
  Cash Overdraft                                1,410,513       68,689      250,792
  Principal Payments on Notes and Leases
  Payable                                      (8,077,336) (17,741,045)  (7,515,599)
  Proceeds from Short-Term Borrowings
   on Notes Payable                             8,180,082    2,373,554    5,460,229
  Purchase of Treasury Stock                           --     (133,220)    (481,727)
  Purchase of Subordinated Bond Debentures     (1,484,943)  (1,984,093)          --
  Proceeds from the Issuance of Common Stock       30,750           --           --
  Joint Venture Proceeds                           75,000           --           --
  Joint Venture Distribution                           --     (478,122)    (440,000)
                                             ------------  -----------  -----------

  Net Cash Financing Activities                   134,066  (17,894,237)  (2,726,305)
                                             ------------  -----------  -----------

  Net [Decrease] in Cash and Cash Equivalents     (70,022)     (22,353)  (3,776,962)

Cash and Cash Equivalents - Beginning of Years    129,517      151,870    3,928,832
                                              -----------  -----------  -----------

  Cash and Cash Equivalents - End of Years   $     59,495  $   129,517  $   151,870
                                             ============  ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                  $  9,290,539  $10,070,345  $ 7,133,723
   Income Taxes                              $         --  $        --  $        --



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities:
   The Company entered into capital leases or financed equipment through notes payable for approximately $4,780,000, $5,965,000 and $3,500,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

   During fiscal 1996, subordinated debentures totaling $12,000 were converted into 1,500 shares of the Company's common stock.

   During the year ended October 31, 1998, the Company wrote-off approximately $1,565,000 in net property and equipment, approximately $285,000 in net accounts receivable, approximately $735,000 in net goodwill, approximately $19,000 in other assets, approximately $865,000 in notes and lease obligations, approximately $160,000 in other current liabilities and approximately $398,000 in minority interest related to the sale of Scripps Chula Vista ["SCV"].

   During the year ended October 31, 1998, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately $365,000 in net property, approximately $155,000 of accrued expenses and approximately $435,000 in minority interest.

   During the year ended October 31, 1998, the Company wrote-off approximately $4,008,000 in net property and equipment, approximately $13,840,000 in net goodwill, approximately $37,000 in other intangible assets and recorded an impairment loss of approximately $17,885,000.

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

   During the year ended October 31, 1997, the Company wrote-off approximately $9,300,000 in net property and equipment, approximately $6,800,000 in net goodwill, approximately $600,000 in other assets and approximately $7,525,000 in notes payable and capital leases related to the sale of DIS's Ultrasound Division and four of its hospital-based MRI facilities.

   During fiscal 1996, the Company acquired medical equipment of approximately $21,000,000 as part of the FDI and DIS acquisitions along with the issuance of notes payable and assumption of liabilities thereon [See Note 2].



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------




Supplemental   Schedule  of  Non-Cash   Investing   and   Financing   Activities
[Continued]:

   During the year ended October 31, 1998, the Company issued 300,000 shares of common stock and recorded $30,000 as due from related parties. During the year ended October 31, 1997, the Company issued 200,000 shares of common stock and recorded $25,000 as due from employee which was subsequently repaid.

   During the year ended October 31, 1998, the Company received medical equipment of approximately $730,000 in lieu of cash rebates for medical film purchases.

   During the year ended October 31, 1998, the Company issued a stock put and recorded $240,000 as redeemable stock and a decrease to paid-in capital.

   During the year ended October 31, 1998, the Company recorded goodwill and notes payable of approximately $327,100 for the acquisition of DIS common stock.

During the year ended October 31, 1997, the Company recorded goodwill and notes payable of $157,500 for the acquisition of remaining partnership interests in two of the operating centers.




See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

[A] Organization, Business and Basis of Presentation - Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985 and is principally engaged in the diagnostic imaging business in the state of California.

The accompanying combined and consolidated financial statements include the accounts of PHS, Radnet Management, Inc. ["Radnet"], Diagnostic Imaging Services, Inc. ["DIS"], Primedex Corporation ["PC"] and Radnet Managed Imaging
Services, Inc. ["RMIS"] [Collectively "the Company"]. Radnet is combined and consolidated with Beverly Radiology Medical Group III ["BRMG"], Radnet Sub, Inc. ["Tower"], Woodward Park Imaging Center ["WWP"] and one joint venture, Westchester Imaging Group ["WIG"].

The Company purchased the remaining interests in the Imaging Center of La Habra ["La Habra"] during fiscal 1998. Wilshire Imaging Group ["Downtown L.A."] was closed in late 1994 and consolidated with Radnet during fiscal 1998. DIS is combined and consolidated with one joint venture, Scripps Chula Vista Imaging Center, L.P. ["SCV"]. SCV was sold during fiscal 1998. RMIS is combined and consolidated with Future Diagnostics, Inc. ["FDI"] which was sold in September 1997 to an unrelated party. Acquired entities are included in operations from the date of acquisition onward. All intercompany transactions and balances have been eliminated.

Medical services and supervision at most of the Company's wholly-owned imaging centers are provided through BRMG and through other various independent physicians and physician groups. BRMG is combined and consolidated with Pronet Imaging Medical Group, Inc. ["PN"] and Beverly Radiology Medical Group ["BRMG1"] which are 99% owned by a shareholder of PHS. Radnet and DIS provide non-medical, technical and administrative services including operation of medical equipment, facility maintenance, marketing, advertising, billing and collection, and other financial and administrative services. As compensation for their management and other services at the various centers, Radnet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, Radnet and DIS also share in joint venture income.

For many of the patients serviced at the Company's centers, the cost of the service is borne by third party payors. The difference between the Company's list price for such services and the amount the Company receives from such third party payors results in contractual adjustments.

The Company owns 19% of the outstanding capital stock of Viromedics, Inc. ["VMI"] at October 31, 1998. This investment is accounted for using the cost method, which at October 31, 1998 and 1997 was $-0-.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------


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

Accounts receivable as of October 31, 1998 are shown net of allowances for doubtful accounts of $24,790,058 of which $19,980,513 has been deducted from current receivables and $4,809,545 has been deducted from noncurrent receivables. Accounts receivable as of October 31, 1997 are shown net of allowances for doubtful accounts of $26,390,309 of which $19,637,802 has been deducted from current receivables and $6,752,507 has been deducted from noncurrent receivables.

[E] Intangibles - Goodwill is recognized in business combinations accounted for under the purchase method of accounting and represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is amortized on a straight-line basis over twenty years, which is the period during which the Company expects to receive benefits. Organization costs, offering costs, loan fees, covenants-not-to compete and management fee reduction buyout are recorded at cost and amortized on a straight-line basis over their estimated useful lives which range from one to twenty years. During fiscal 1998, the Company adopted Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-up Activities", and wrote-off approximately $780,000 in organization costs and capitalized fees.

[F] Long-Term Accrued Expenses - Long-term accrued expenses consist primarily of outside professional services related to the accounts receivable classified as long-term.

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

[I] Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash and cash equivalents with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company had $21,447 and $515,424 as of October 31, 1998 and 1997, respectively, with financial institutions subject to a credit risk beyond the insured amount. The Company has not experienced any losses in such accounts. The Company does not require collateral or other security to support financial instruments subject to credit risk.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies [Continued]

[J] Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of October 31, 1998, management expects these remaining assets to be fully recoverable.

[K] Stock Options - On November 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively, "Options"] issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

[L] Reclassifications - Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

[M] Change in Accounting Principle - During the year ended October 31, 1998, the Company elected early adoption of Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 which is effective for years beginning after December 15, 1998 with earlier application encouraged, requires that organization costs be expensed as they are incurred. As a result of the decision, the Company reduced historical net organizational costs and capitalized fees by approximately $780,000. The effect of this change was to decrease net income for the year ended October 31, 1998 by $.02 per share.

[N] Earnings Per Share - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share"; which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended October 31, 1998, have been calculated in accordance with SFAS No. 128. Prior periods earnings per share data have been recalculated as necessary to conform prior years data to SFAS No. 128.

SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period.

SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------



[1] Summary of Significant Accounting Policies [Continued]

[N] Earnings Per Share [Continued] - The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. Potential common shares of 6,941,850 have been excluded as their effect would be anti-dilutive.

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

Effective November 1, 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"] which acquired all of the outstanding capital stock of Future Diagnostics, Inc. ["FDI"] for $2,345,000 consisting of cash, notes, and assumed liabilities of approximately $855,000 resulting in goodwill of approximately $3,200,000. The acquisition was accounted for as a purchase. FDI arranges for the provision of imaging services for large payors [such as large employers and insurance carriers] through an approximately 250 imaging center network primarily in California. Effective September 3, 1997, the Company sold all of the outstanding capital stock of FDI to an unrelated party for approximately $13,500,000 in cash, notes receivable and buyer-assumed liabilities. The sale resulted in a gain of approximately $10,400,000. In addition, in June 1998, the Company received additional proceeds of $595,000 from PHM related to the sale of FDI by agreeing to an IRS Section 338 (h)(10) Election for "Corporations Making Qualified Stock Purchases." The Company continues to operate RMIS which provides utilization review services for its imaging centers.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------


[2] Business Combinations - Acquisitions, Sales and Divestitures [Continued]

In March of 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 with a five-year warrant to acquire an additional 1,521,739 shares of DIS stock at $1.60 per share. In addition, the Company established a five-year $1 million revolving loan with DIS. The Company utilized $500,000 in cash and borrowed approximately $4.5 million from DVI Financial Services, Inc. ["DVI"] to finance the transaction. At that time, DIS owned and operated ten imaging centers providing high quality diagnostic imaging services located in the Los Angeles and San Diego areas, as well as 15 ultrasound laboratories located in hospitals, 13 mobile ultrasound units servicing hospitals and office buildings, and one mobile MRI servicing a single hospital. DIS also operates a cancer care therapy center in Temecula, California. During the four-month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. In August 1996, the Company issued a five-year interest-only promissory note for $3,272,046 plus five-year warrants to purchase approximately 4,000,000 shares of PHS common stock at $.60 per share to acquire an additional 3,228,046 shares of DIS common stock. The purchase made PHS the majority shareholder in DIS with approximately 59% ownership. During fiscal 1997, the Company acquired an additional 1,293,663 shares of DIS common stock from various unrelated parties for approximately $1,640,000 increasing its total ownership to approximately 70%. During fiscal 1998, the Company acquired an additional 1,788,374 shares of common stock from various unrelated parties for approximately $2,063,000 increasing its total ownership to approximately 86%. The acquisitions were accounted for as purchases resulting in goodwill of approximately $2,063,000 and $1,640,000 during the years ended October 31, 1998 and 1997, respectively.

In October 1998, the Company purchased from DVI Healthcare Operations, Inc. ["DVI"] all 4,482,000 shares of DIS outstanding preferred stock which carried a liquidation preference of $4,482,000, plus accrued and unpaid dividends of $725,900 by issuing a $5,207,900 note payable to DVI due October 31, 2000. In the transaction, the Company recorded financing costs of $5,207,900 which were charged to operations during the year ended October 31, 1998.

The following pro forma unaudited information presents the results of the combined operations of Primedex Health Systems, Inc. and affiliates, FDI and DIS, treating FDI and DIS as if they were subsidiaries for the entire year ended October 31, 1996 with pro forma adjustments as if the acquisitions had been consummated as of November 1, 1995. This pro forma information does not purport to be indicative of what would have occurred had the acquisitions been made as of November 1, 1995 or results which may occur in the future.

                                                         [Unaudited]
                                                          Year ended
                                                          October 31,
                                                            1 9 9 6

Net Revenues                                             $ 74,301,315
Net [Loss]                                               $(12,361,971)
Net Basic [Loss] Per Share                               $      (.32)

Effective March 1, 1997, the Company sold the assets and related liabilities of four of DIS's hospital-based MRI facilities and its ultrasound division to Diagnostic Health Services, Inc. ["DHS"] for $15,972,720 in cash including $2,000,000 in ten-year covenants not-to-compete. The covenants not-to-compete were split equally between PHS and DIS and are classified as "Deferred Revenue" on the Company's financial statements. The Company recognized a gain on the sale of approximately $5,600,000 which included the write-off of approximately $2,660,000 of net acquisition goodwill. In addition, a discounted receivable of approximately $1,190,000 utilizing a 11.75% interest rate was recorded on the Company's books for post-closing payments of $500,000 each to be made by DHS to DIS on the first, second and third anniversaries of the closing date. During the year ended October 31, 1998, the Company exercised its option to receive these payments in the form of 200,000 shares of DHS common stock which were subsequently sold on May 8, 1998 for $1,849,936 yielding a gain of approximately $496,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------



[2] Business Combinations - Acquisitions, Sales and Divestitures [Continued]

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

Effective January 1, 1997, the Company's DIS subsidiary opened its Scripps Chula Vista MRI, L.P. ["SCV"] servicing patients in San Diego. The Company and Scripps Health were equal partners with the Company serving as managing partner. In March 1998, effective January 1, 1998, the Company sold its share of SCV for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and on May 15, 1998, the Company sold the shares for approximately $1,230,000 and recorded a loss on the sale of marketable securities of approximately $202,000. The net gain on the sale of SCV was approximately $252,000 which included the write-off of approximately $735,000 of net acquisition goodwill.

In February 1998, the Company dissolved its partnership between La Habra Imaging Group II and Friendly Hills Healthcare Network, Inc. ["Friendly Hills"] effective December 31, 1997. Upon the dissolution, the Company wrote-off approximately $270,000 of Friendly Hills accounts receivable, approximately
$365,000 in net property, approximately $155,000 of accrued expenses and approximately $435,000 in minority interest. The Company received cash of approximately $95,000 from Friendly Hills upon the dissolution and recognized a gain of approximately $48,000. As part of the dissolution, Friendly Hills acquired the modular building utilized by the center. The Company entered into a five-year building lease with Friendly Hills for the space.

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

Effective March 1, 1997, the Company acquired the assets and related liabilities of Woodward Park Imaging Center ["WWP"] in Fresno for approximately $200,000 in notes payable and assumed liabilities resulting in goodwill of approximately $90,000 which was subsequently written of in fiscal 1998 when originally recorded estimated liabilities turned out to be overstated. WWP is a full service, multi-modality imaging center providing MRI, CT, mammography, ultrasound and general diagnostic radiology services.

During the year ended October 31, 1997, the Company acquired the assets of Las Posas Medical Imaging for $35,000 in cash and relocated DIS's Camarillo facility to its location. No goodwill was recorded in this transaction.

During the year ended October 31, 1998, DIS acquired the remaining 25% interest in Valley Regional Oncology Center for $260,000 cash, resulting in goodwill of $260,000, and also acquired the remaining units in TVIC for $196,875 in cash and a note payable for $157,500, resulting in goodwill of $354,375.

In April 1997, the Company opened Oxnard Imaging, a start-up operation in Ventura County.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
--------------------------------------------------------------------------------


[3] Marketable Securities

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at cost which approximates fair value. The Company had no marketable securities at October 31, 1998 and 1997.

During the years ended October 31, 1998, 1997 and 1996, the Company converted available for sale securities held during the year into cash of approximately $3,080,000, $-0- and $1,998,000, respectively. Gains on sale of securities were approximately $297,000 for the year ended October 31, 1998 and $-0- for the years ended October 31, 1997 and 1996. The Company uses specific identification as the basis on which cost was determined in calculating realized gains and losses.

[4] Fair Value of Financial Instruments

Estimated fair value of the Company's financial instruments are as follows:

                                          1 9 9 8                 1 9 9 7
                                          -------                 -------
                                  Carrying    Fair        Carrying     Fair
                                   Amount     Value        Amount      Value
Due from Related Party -
  Long-Term                   $  1,062,403 $ 1,062,403  $   897,133 $   897,133
Debt Maturing within One Year  (21,083,111)(21,083,111) (14,372,462)(14,372,462)
Long-Term Debt                 (37,703,502)(31,679,349) (29,263,982)(23,622,571)
Notes Payable Related
 Parties - Long-Term            (2,553,854) (2,164,305)  (2,553,854) (2,061,531)
Subordinated Debentures        (20,718,000)(13,445,982) (22,923,000)(18,521,708)

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, cash overdraft, due from/to related parties and current and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the amounts due from related party - long-term, notes payable related parties - long-term and long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of the subordinated debentures is the estimated value of debentures available to repurchase at current market rates over the bond term including an estimated interest payment stream.

[5] Property and Equipment and Depreciation and Amortization

Property and equipment and accumulated depreciation and amortization as of October 31, 1998 and 1997 are as follows:
                                                         1 9 9 8    1 9 9 7
                                                         -------    -------

Land                                                 $ 1,763,773  $1,763,773
Building                                               1,876,144   2,371,822
Medical Equipment                                     10,367,312  15,055,818
Office Equipment and Furniture and Fixtures            4,071,029   3,025,180
Leasehold Improvements                                 5,721,582   5,461,420
Property Held Under Capital Leases                    24,775,274  27,954,039
                                                     -----------  ----------

Totals                                                48,575,114  55,632,052
Less: Accumulated Depreciation and Amortization      (21,604,530) (22,230,891)

  Property and Equipment - Net                       $26,970,584  $33,401,161
  ----------------------------                       ===========  ===========

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
--------------------------------------------------------------------------------


[5] Property and Equipment and Depreciation and Amortization [Continued]

Depreciation   expense  for  fiscal  1998,  1997  and  1996  was   approximately
$6,725,000, $6,650,000 and $4,300,000, respectively.

For property held under capital leases, amortization expense for the years ended October 31, 1998, 1997 and 1996 was approximately $3.0 million, $3.3 million and $2.8 million, and the accumulated amortization was approximately $11.0 million and $9.7 million, for the years ended October 31, 1998 and 1997, respectively.

Certain assets were written down during fiscal 1998 and 1997 [See Note 6].

[6] Intangible Assets

A breakdown of intangible assets is as follows:
                                   Accumulated
                                           Cost       Amortization        Net
October 31, 1998:
  Goodwill                            $  14,604,195   $  3,290,288   $11,313,907
                                                                     ===========
  Covenants Not-to-Compete            $          --   $         --   $        --
                                                                     ===========

October 31, 1997:
  Goodwill                            $  23,329,444   $  3,160,715   $20,168,729
                                                                     ===========
  Covenants Not-to-Compete            $     550,000   $    412,500   $   137,500
                                                                     ===========

Covenants not-to-compete are included in the caption "Other Assets" on the balance sheet.

Amortization expense of approximately $1,915,000, $2,130,000 and $1,700,000 was recognized for the years ended October 31, 1998, 1997 and 1996, respectively.

During the years ended October 31, 1998 and 1997, the Company recorded goodwill of approximately $2,063,000 and $1,640,000, respectively, for the acquisition of DIS common stock from various parties.

During the year ended October 31, 1998, net goodwill of $735,036 was written off in connection with the sale of SCV to DHS effective January 1, 1998, and WWP net goodwill of $88,147 was written off upon the adjustment of estimated liabilities recorded at the time of acquisition.

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

During the year ended October 31, 1998, pursuant to SFAS No. 121, the Company recorded an impairment loss of $12,677,324 consisting of net goodwill of $8,631,944, net property and equipment of $4,007,880 and other net long-lived assets of $37,500 [See Note 5]. During the year ended October 31, 1997, net goodwill of $9,688,034 was written-off in connection with the closure and eventual sale of Parkside, the sale to DHS and the closing of Murrieta [See Note 2]. Pursuant to SFAS No. 121 during fiscal 1997, the Company recorded an impairment loss of $4,553,783 from writing down goodwill, property and equipment and other long-lived assets. Facts and circumstances leading to the 1998 and 1997 impairment losses consist principally of a current period operating and cash flow loss combined with a history of operating and cash flow losses and changes in the manner in which certain assets will be used. Fair value was determined for individual centers primarily by comparison to quoted market prices, where determinable, and alternative future discounted cash flows. The impairment loss recorded is the difference between these estimated fair values and the carrying values of all centers, including goodwill allocated to individual centers, based on pro-rata estimated fair values at the dates of the acquisition.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
--------------------------------------------------------------------------------




[7] Related Party Transactions

The amount due from related parties originally consisted of a $6,000,000 loan to the sellers of Radnet [See Note 2] discounted at a 7% interest rate. In October 1993, the installment note due February 1994 was extended until August 1994. In August of 1994, the Company and the two former owners agreed to offset approximately $3,000,000 of the loan against $2,500,000 due to them by PHS and the waiver of rights to payments aggregating $500,000. The remaining $3,000,000 of receivables' due dates were further extended to February 1, 1997 in consideration for the two individuals agreeing to utilize their personal assets as collateral for future loans. A discount of approximately $500,000 was recorded in fiscal 1994 on the transaction which was reflected as a reduction to interest income. In April 1996, one of the two individuals, who is currently an employee of the Company, repaid his portion of the notes valued at $1,400,000 and renegotiated his employment contract for a reduction in his compensation and an extension of his employment term. In August 1996, the remaining note holder repaid $500,000 of his $1,500,000 note due in February 1997. In consideration for the advance payment, the Company offered to extend the remaining $1,000,000 due to February 1998. The note has been further extended to February 2000, which has been discounted at an 8% interest rate resulting in a discounted value of $899,143 as of October 31, 1998 and has been reclassified to stockholders equity. The note is secured by stock of PHS, which was issued in connection with the Radnet acquisition.

In April 1996, the Company renegotiated the existing management and service agreement with BRMG which provides medical services and supervision at several of the Company's imaging centers. BRMG is a partnership between Pronet Imaging Medical Group, Inc. ["PN"] and Beverly Radiology Medical Group ["BRMG1"] which are 99% owned by an officer/stockholder of the Company. The Company's management fee was increased from 79% to 81% of Practice Billing Receipts in consideration for which the Company paid $1,100,000 to BRMG, which amount is being amortized over the approximate six-year remaining term of the agreement. The $1,100,000 amount was arrived at by negotiation between the parties based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement taking into account recent past and future estimated Practice Billing Receipts at the imaging centers managed by BRMG.

During fiscal 1996, the Company loaned $100,000 to an employee of the Company which was to be repaid within two years. At October 31, 1997, as part of the restructuring provision [see Note 9], the $100,000 was expensed as consulting fees. DIS had a related party loan payable of approximately $90,000 due, without interest, to an officer/stockholder which was paid in full during fiscal 1997.

During the years ended October 31, 1998 and 1997, the Company advanced $85,000 and $30,000, respectively, to an officer of the Company, at no interest, which will be repaid within the next year. During the year ended October 31, 1997, the Company loaned a former officer of the Company $25,000, with interest at 6%, for the purchase of 200,000 shares of the Company's common stock at $.125 per share which was repaid in February 1998. During the year ended October 31, 1998, the Company loaned an additional $180,000 to the same former officer. Of his loans, $25,000 is due within one year, at no interest, while the remaining $155,000 is due in five years, with interest at 6.5% [of which $30,000 was used to purchase company stock and is classified as "Stock Subscription - Related Party" on the Company's financial statements]. As of October 31, 1998, approximately $10,000 of interest has been accrued on these loans.

The notes payable related parties of $2,553,854 are due to an employee, officer of the Company in the amount of $2,448,862 and an employee of the Company of $104,992. The notes were incurred during the August 1996 acquisition of DIS common stock, as these individuals were stockholders in DIS. The notes bear interest at 6.58% paid annually. The principal is due June 2001. During the years ended October 31, 1998, 1997 and 1996, interest expense was approximately $168,000, $168,000 and $56,000, respectively

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
--------------------------------------------------------------------------------




[8] Income Taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of October 31, 1998 and 1997 are as follows:

                                                             October 31,
                                                        1 9 9 8       1 9 9 7

Deferred Tax Assets:
  Net Operating Loss Carryforward                     $39,000,000  $27,500,000
  Tax Basis of Intangible Assets in Excess of Book
   Basis                                               12,400,000   13,600,000

  Totals                                               51,400,000  41,100,000

Deferred Tax Liability:
  Book Basis of Fixed Asset in Excess of Tax Basis      9,500,000  10,500,000
                                                      -----------  ----------

Deferred Tax Asset                                     41,900,000   30,600,000
Valuation Allowance for Deferred Tax Asset            (41,900,000) (30,600,000)
                                                      -----------  -----------

  Net Deferred Tax Asset                              $        --  $       --
  ----------------------                              ===========  ==========

The valuation  allowance of $41,900,000  and $30,600,000 at October 31, 1998 and
1997,   respectively,   represent   increases  of  $11,300,000  and  $1,000,000,
respectively, over the preceding years.

The Company has net operating loss carryforwards of approximately $96,900,000 which expire as follows:

Years ended
  2002                                          $     200,000
  2003                                                600,000
  2004                                              1,000,000
  2005                                                800,000
  2006                                              4,100,000
  2007                                              4,100,000
  2008                                             23,100,000
  2009                                             16,200,000
  2010                                             13,400,000
  2011                                             16,800,000
  2012                                              1,700,000
  2018                                             14,900,000
                                                -------------

  Total                                         $  96,900,000
  -----                                         =============

As of October 31, 1998, $26,500,000 of the Company's federal not operating loss carryforwards are subject to limitations relating to their utilization under Section 382 of the Internal Revenue Code.

A reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the three years during the period ended October 31, 1998 follows:

                                                1 9 9 8    1 9 9 7   1 9 9 6
                                                -------    -------   -------

Statutory Federal Income Tax Rate                 (34%)       (34%)     (34%)
Earnings [Loss] of Unconsolidated Subsidiaries,
 Joint Ventures and Affiliate                       8%         22%      (11%)
Other                                               --          --       (2%)
Change in Valuation Allowance                      26%         12%       47%
                                                ------      ------    ------
  Effective Income Tax Rate                         --          --        --
  -------------------------                     ======      ======    ======

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
--------------------------------------------------------------------------------




[9] Provision for Closed and Restructured Imaging Centers

At October 31, 1997, approximately $900,000 remained on the Company's books for legal and settlement costs related to leases for two closed centers. One center's outstanding obligation with its building lessor was settled in fiscal 1996 for $950,000 of which approximately $400,000 remained to be paid as of October 31, 1996. During fiscal 1997, the $400,000 was paid in full settlement of that building lessors outstanding liability.

During the year ended October 31, 1997, the Company recorded an additional restructuring provision of $662,026, which included the write-off of $100,000 of loans made by the Company to an employee [See Note 7], increasing the total reserve to $1,062,026. Included in the reserve was approximately $669,000 for an old building site's legal and settlement costs and approximately $393,026 for contract and buyout costs for four previous employees. As of October 31, 1998, the entire building legal costs and approximately $288,026 of contract and buyout costs were paid leaving $105,000 of the original provision on the Company's books, which amount is included with accrued expenses.

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

The following table summarizes the activity in common shares subject to incentive stock options and non-qualified options for the three years ended October 31, 1998:


                                                                Weighted Average
                                                  Number of SharesExercise Price
                                                     [Thousands]

October 31, 1995 - Balance                                 2,736   $    6.06

  Granted                                                    859   $     .34
  Exercised                                                   --   $      --
  Canceled or Expired                                        600   $    1.31
                                                   -------------   ---------

October 31, 1996 - Balance                                 2,995   $    4.49

  Granted                                                    200   $     .43
  Exercised                                                  200   $    .125
  Canceled or Expired                                         --   $      --
                                                   -------------   ---------

October 31, 1997 - Balance                                 2,995   $    4.51

  Granted                                                    295   $     .25
  Exercised                                                  325   $    .187
  Canceled or Expired                                        635   $    2.78
                                                   -------------   ---------

  Options Outstanding and Exercisable at
   October 31, 1998                                        2,330   $    5.04
                                                   =============   =========

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
--------------------------------------------------------------------------------




[10] Stock Options and Warrants [Continued]

[A] Stock Options [Continued] - The following table summarizes information about stock options outstanding at October 31, 1998:

                              Options Outstanding
                                              Weighted-Average
           Range of              Number           Remaining     Weighted-Average
        Exercise Prices        Outstanding    Contractual Life   Exercise Price
                               [Thousands]

      $ .01 - $  3.00             1,080             2.70            $     .24
      $3.01 - $  6.00                --               --            $      --
      $6.01 - $  9.00             1,063              .19            $    8.94
      $9.01 - $ 12.00               187              .17            $   10.67
                                -------

                                  2,330             1.35            $    5.04
                                =======

The exercise prices of the options outstanding at October 31, 1998 range between $.15 and $12.00 with a weighted average contractual life of 1.35.

There was no compensation cost recognized in income for fiscal years 1998, 1997 or 1996.

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been reduced as follows:

                                               1 9 9 8     1 9 9 7   1 9 9 6
                                               -------     -------   -------

Net Loss:
  As Reported                             $(29,321,832)  $(748,095)$(8,361,096)
  Pro Forma                               $(29,355,049)  $(793,390)$(8,494,101)

Loss Per Share:
  As Reported                             $       (.75)  $    (.02)$      (.21)
  Pro Forma                               $       (.75)  $    (.02)$      (.22)

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
                            Risk-Free                   Expected       Expected
                          Interest Rate  Expected Life Volatility      Dividends

1998                         5.51%         5 Years         60.37%        N/A
1997                         6.19%         5 Years         61.47%        N/A
1996                         6.35%         5 Years        132.66%        N/A

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
--------------------------------------------------------------------------------



[10] Stock Options and Warrants [Continued]

[B] Warrants - The following table summarizes the activity in common shares subject to warrants:

                                                       Shares     Warrant Price
                                                     [Thousands]

October 31, 1995 - Balance                                4,884   $3.50 - $7.43

  Granted                                                 4,130   $         .60
  Exercised                                                  --   $          --
  Canceled or Expired                                        --   $          --
                                                      ---------   -------------

October 31, 1996 - Balance                                9,014   $.60 - $ 7.43
  Granted                                                    --   $          --
  Exercised                                                  --   $          --
  Canceled or Expired                                        --   $          --
                                                      ---------   -------------

October 31, 1997 - Balance                                9,014   $.60 - $ 7.43
  Granted                                                   530   $         .25
  Exercised                                                  --   $          --
  Canceled or Expired                                     4,932   $.60  - $7.43
                                                      ---------   -------------

  Warrants Outstanding and Exercisable to
   October 31, 1998                                       4,612   $.25 - $  .60
  -----------------                                   =========   =============

Warrants  outstanding  at October 31, 1998 expire at various  times  through May
2003.

[11] Long-Term Debt and Capital Leases

Long-term debt at October 31, 1998 and 1997 consisted of the following:

                                                            1 9 9 8     1 9 9 7
                                                            -------     -------

Revolving lines of credits:  one due December 31, 1998
 at the bank's prime rate plus 3% [minimum 10%] and one
  due October 2000 at the bank's prime rate plus 1%.
  Each of the lines are collateralized by the Company's
  assets as defined.                                    $11,911,416  $ 7,679,837

Note payable bearing  interest at the bank's prime
 rate plus 1% due October 2000 from the purchase of
 DIS preferred stock collateralized by Towers
 accounts receivable                                      5,225,000           --

Notes payable fixed at 6.58% to 11.0%, due through 2005,
  collateralized by medical equipment.                   34,544,543   27,676,321

Note payable bearing interest at 9.25% due in 2005
  collateralized by real estate.                          1,697,948    1,862,918
                                                        -----------  -----------

  Totals - Forward                                      $53,378,907  $37,219,076

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
--------------------------------------------------------------------------------


[11] Long-Term Debt and Capital Leases [Continued]

                                                            1 9 9 8     1 9 9 7
                                                            -------     -------

  Totals - Forwarded                                    $53,378,907  $37,219,076

Obligation from the Tower Acquisition, due date
  dependent upon cash receipts.  Principal payments
  are payable monthly at the rate of 8% of the Tower
  cash receipts plus 5% interest.                         5,407,706    6,417,368

Obligations under capital leases, collateralized
 by medical equipment and office equipment
 originally  costing  approximately   $29,150,000  and
 $31,800,000, respectively, payable in various monthly
 installments including interest at various rates from
 8.5% to 13.5% through 2005.                             19,744,972   25,596,330
                                                        -----------  -----------

  Totals                                                 78,531,585   69,232,774
  Less:  Current Portion                                 24,388,427   20,341,372
                                                        -----------  -----------

  Totals                                                $54,143,158  $48,891,402
  ------                                                ===========  ===========

The Company's working capital needs are currently provided under two lines of credit. Under one line, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $10,000,000 or the prior 120 days cash collections. Borrowings are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 3%, or (b) 10%. At October 31, 1998, approximately $8,770,000 was outstanding under this line due December 31, 1998. This line of credit was renewed on January 14, 1999, extending the due date to December 31, 2001. Under the new agreement, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $20,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of
(a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's assets, the President and C.E.O. of PHS has personally guaranteed $6,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the president and C.E.O. of PHS. A second line of credit with DVI Business Credit was renewed on October 31, 1998. Under this agreement, now due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At October 31, 1998, approximately $3,140,000 was outstanding under this line. Under the various formulas, total funds available for borrowing under the two lines of credit was approximately $3,090,000 million at October 31, 1998.

The Company entered into an additional line of credit agreement with DVI Business Credit on October 31, 1998. Under this line, due October 31, 2000, the Company may borrow up to $3,500,000 to either (a) pay off in full the promissory note dated 10/1/94 issued to Tower Radiology, et. al., or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. This line is also collateralized by the Tower division's accounts receivable. At October 31, 1998, $0 was outstanding under this line and the full amount was available. Subsequent to year-end, as of February 1, 1999, the Company borrowed the full amount available under the line of $3,500,000.

The prime rate at October 31, 1998 and 1997 was 8.00% and 8.50%, respectively. For the year ended October 31, 1998 and 1997, the weighted average interest rate on short-term borrowings was 11.36% and 12.03%, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
--------------------------------------------------------------------------------



[11] Long-Term Debt and Capital Leases [Continued]

The following schedule shows the future maturities of long-term debt exclusive of capital leases as of October 31, 1998:

Years ended
October 31,
  1999                                                  $21,083,111
  2000                                                   11,726,826
  2001                                                    7,400,812
  2002                                                    7,328,809
  2003                                                    6,726,837
  Thereafter                                              4,520,218
                                                        -----------

  Total                                                 $58,786,613

The Company leases property under capital leases. The following schedule shows the minimum lease payments under capital leases as of October 31, 1998:

Years ended
October 31,
  1999                                                  $ 5,063,006
  2000                                                    5,025,604
  2001                                                    4,613,378
  2002                                                    4,112,157
  2003                                                    3,682,380
  Thereafter                                              2,779,013
                                                        -----------

  Total                                                  25,275,538
  Less:  Amount Representing Interest                     5,530,566

  Total                                                  19,744,972
  Less: Current Portion                                   3,305,316

  Total                                                 $16,439,656

The Company has been in default under various of its capital lease agreements, and has from time to time either made agreements to resolve the defaults or brought the past due debt current by payment. At October 31, 1998, the Company was not in default under any of the capital lease arrangements. At October 31, 1998, the Company is in default on approximately $1,755,000 under various note agreements, pertaining to the acquisition of centers, for non-payment of principal and interest. These notes have been classified as current.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
--------------------------------------------------------------------------------



[12] Commitments and Contingencies

[A] Leases - The Company and its subsidiaries have noncancellable operating leases for use of their facilities and certain medical equipment. The leases require payment of various expenses as additional rent and expire at various times from 1999 through 2018. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. Minimum annual rentals under the leases are as follows:

                                           Total        Equipment    Facilities
October 31,
  1998                                 $  4,846,240  $   204,961   $ 4,641,279
  1999                                    4,106,081       78,884     4,027,197
  2000                                    3,064,048       71,596     2,992,452
  2001                                    1,956,405       37,408     1,918,997
  2002                                    1,230,051           --     1,230,051
  Thereafter                             11,126,262           --    11,126,262
                                       ------------  -----------   -----------

  Totals                               $ 26,329,087  $   392,849   $25,936,238
  ------                               ============  ===========   ===========

Total rent expense, including equipment rentals, for the years ended October 31, 1998, 1997 and 1996 amounted to approximately $5,410,000, $6,225,000 and
$5,400,000, respectively.

At three of the Company's Tower locations, the Company was unable to extend its leases which expire at various times beginning in January 1999. The Company has acquired new space in Beverly Hills with a twenty-year lease and two five-year options to extend.

[B] Salary and Consulting Contractor Agreements - The Company has a variety of arrangements for payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements including a percentage of revenue collected from 15% to 20%, fixed amounts per periods, and combinations thereof.

The Company also has employment agreements with officers and key employees at annual compensation rates ranging from $50,000 to $150,000 and for periods extending up to five years. Total commitments under the agreements are approximately $1,000,000 as of October 31, 1998.

The Company renegotiated and bought out the remaining years of an employment contract with one officer of the Company during fiscal 1997. Terms of the settlement include severance pay, the issuance of additional options, and the establishment of a legal consulting arrangement which expires March 2003. The total remaining commitment under this agreement is approximately $215,000.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17
--------------------------------------------------------------------------------


[13] Litigation

[A] The Company is a defendant in a class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation" [No. 93 CV 1150]. The Company entered into a preliminary settlement with the plaintiff class in the lawsuit by the payment of $240,000 in April 1996. Although the settlement between the Company and the plaintiff class was granted preliminary court approval in April 1996, the settlement is subject to final approval by the class and to final court approval which has not yet been obtained. Management expects there will be no additional costs to settle the case beyond the $240,000. The lawsuit continues with respect to the other defendants. The Company remains convinced that it has not engaged in any inappropriate conduct in this matter.

[B] An action entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc. v. Primedex Health Systems, Inc., Howard Berger, M.D., Diagnostic Imaging Services, Inc., a Delaware corporation, Diagnostic Imaging Services, a
California corporation, and Diagnostic Health Services, Inc. was filed in the Los Angeles Superior Court, Case No. SC 047526 on June 3, 1997. The Complaint alleges that Diagnostic Imaging Services, Inc. ["DIS"] failed to properly pay plaintiffs fees for performing professional services to which they were entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation, and seeks damages for an unspecified amount in excess of $25,000. The Complaint also alleges that by virtue of the investment by the Company in DIS and the sale of four of the DIS imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that DIS has thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiffs to convert a warrant for 319,488 shares of DIS's common stock, issued in connection with the acquisition of Parkside Radiology, to either $1,000,000 cash or stock with a market value of $1,000,000 in the Company, at the election of the Company. A partial settlement was reached in August 1997. Pursuant to the settlement, Dr. Dalrymple assumed ownership of Parkside Radiology and assumed responsibility for expenses of the facility in the future. Additionally, DIS sold certain of its equipment and leasehold improvements to Dr. Dalrymple for approximately $400,000. Plaintiffs' remaining claims, as well as the DIS cross-claims against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress Parkside's business, and therefore its value, thus enabling him to acquire the facility he previously sold to DIS at a depressed price, are still in dispute. Discovery is not yet complete and the trial is scheduled for March 1999. The Company and DIS intend to vigorously defend against plaintiffs' claims and to pursue the DIS cross-claims in the action.

[C] An action entitled Sterling Diagnostic Imaging, Inc. v. Primedex Health Systems, Inc., Radnet Management, Inc. and Diagnostic Imaging Services, Inc., was filed in New Castle County [Delaware] Superior Court, Case No.
98C-10-112[HLA], and a separate action entitled Diagnostic Imaging Services, Inc. v. Sterling Diagnostic Imaging, Inc., was filed in Contra Costa County [California] Superior Court bearing Case No. C98-04298. This matter was initiated on June 5, 1998, when Sterling filed a demand for Arbitration before the American Arbitration Association in Philadelphia, seeking to enforce a film purchase agreement between DIS and E.I. du Pont de Nemours and Company ["DuPont"]. In October 1998, both DIS and Sterling commenced civil actions in state court. Sterling's action, filed in the Delaware Superior Court, sought to compel arbitration or, in the alternative, sought damages for breach of contract against DIS, seeking to recover $5,000,000. DIS was also sued for civil conspiracy, along with defendants Radnet Management, Inc. and the Company, who were additionally sued on alternative theories of alter ego [of DIS] and tortious interference with DIS's alleged contract with Sterling. Following the filing of a motion to dismiss by DIS, Sterling filed an amended complaint abandoning its attempt to compel arbitration. DIS and the other defendants filed motions seeking to either dismiss the action entirely or, alternatively, to stay the action pending the resolution of the California action. The Delaware court dismissed the action as to the Company and Radnet Management, Inc. and stayed the action as to DIS pending the hearing in California. The DIS action against Sterling seeks declaratory relief on claims that Sterling was not a proper assignee of the DIS contract with DuPont and thus has no standing. Sterling has filed a motion to dismiss or stay the California action on the ground that Delaware is the proper forum for the action. Sterling's motion is scheduled for hearing on February 25, 1999. The Company intends to vigorously defend against Sterling's claims, in whatever forum they are prosecuted.

The Company is currently a party to other litigation, none of which is deemed material in nature.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18
--------------------------------------------------------------------------------


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

[15] Capital Transactions

[A] During fiscal 1996, debentures totaling $12,000 were converted into 1,500 shares of common stock [See Note 25].

[B] During fiscal 1996, the Company purchased 1,300,000 shares of its common stock for an aggregate purchase price of $481,727.

[C] During fiscal 1997, the Company purchased 325,000 shares of its common stock for an aggregate purchase price of $133,220.

[D] On June 17, 1997, an officer of the Company exercised his options for 200,000 shares of the Company's common stock at $.125 per share. In connection with the transaction, the Company loaned the officer $25,000, with interest at 6%, which was paid in full in February 1998.

[E] During fiscal 1998, a former officer of the Company, who had existing options for 200,000 shares of the Company's common stock, was granted options for an additional 100,000 shares at $.30 per share as part of his contract buyout and renegotiation [See Note 10]. On January 12, 1998, he exercised all of his remaining options for 300,000 shares of the Company's common stock at a weighted average price of $.183 per share. In connection with the transaction, the Company loaned the officer $30,000, with interest at 6.5%, which is classified as "Stock Subscription Receivable - Related Party" on the Company's financial statements.

[F] In December 1997, a previous employee of the Company exercised his options for 25,000 shares of the Company's common stock at $.23 per share, or $5,750.

[16] Discontinued Operations

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

Closing costs of $-0-, $157,092 and $574,078 were paid in the years ending October 31, 1998, 1997 and 1996, respectively.

[17] New Authoritative Pronouncements

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #19
--------------------------------------------------------------------------------


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

In February 1998, the FASB issued SFAS No. 132, "Employees Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

The FASB has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it its designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income [outside earnings] until the consummation of the underlying transaction.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company does not currently have any derivative instruments and is not currently engaged in any hedging activities.

[18] Subordinated Debenture Offering

In June of 1993, the Company's registration statement for a total of $25,875,000, of 10% Series A Convertible subordinated debentures due 2003 was declared effective by the Securities and Exchange Commission. The net proceeds to the Company were approximately $23,000,000. Costs of approximately $3,000,000 associated with the original offering are being amortized over ten years and are classified as other assets. As debentures are converted or retired a pro-rata share of the offering costs are written-off. The debentures are convertible into shares of common stock at any time before maturity into $1,000 principal amounts at a conversion price of $10 per share until June 28, 1999 and $12 per share thereafter.

The offering costs' amortization expense for the years ended October 31, 1998, 1997 and 1996 was $244,650, $298,545 and $298,545, respectively. Interest expense for the years ended October 31, 1998, 1997 and 1996 was approximately $2,125,000, $2,525,000 and $2,600,000, respectively. During fiscal 1996, debentures totaling $12,000 were converted into 1,500 shares of common stock. There were no debentures converted into common stock during fiscal 1998 and 1997.

During the years ended October 31, 1998 and 1997, $2,205,000 and $2,906,000 face value debentures, respectively, were purchased by the Company for $1,484,943 and $1,984,093, respectively, resulting in a gain on early extinguishment of $720,058 and $921,907, respectively. With the purchase and subsequent bond retirements, $138,811 and $187,524 of net offering costs were written-off during the years ended October 31, 1998 and 1997, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #20
--------------------------------------------------------------------------------



[19] Employee Benefit Plans

The Company adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable amount under the tax law. Employee contributions vest immediately. The plan does not require a matching contribution by the Company.
There was no expense for fiscal 1998, 1997 or 1996.

[20] Extraordinary Item

During fiscal 1998, the Company settled various notes payable and other liabilities and purchased subordinated bond debentures at a discount resulting in a gain on early extinguishment of debt of $954,533. During fiscal 1997, the Company settled various notes payable and purchased subordinated bond debentures at a discount resulting in a gain on early extinguishment of debt of $1,595,106. During fiscal 1996, the Company settled or renegotiated various notes payable resulting in a gain of $1,149,817.
There was no income tax effect on these transactions.

[21] Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business.

The Company has suffered recurring losses from operations and has negative working capital which raises substantial doubt about its ability to continue as a going concern. A large portion of the Company's fiscal 1998 losses were due to impairment losses recognized in the write-down of equipment and intangible assets incurred with the original acquisition and subsequent purchases of DIS common and preferred stock. Management has taken additional steps to revise its operating and financial condition, which it believes are sufficient to provide the Company with the ability to continue in existence.

In December 1998, the Company acquired a new capitated contract with Buenaventura Medical Clinic, Inc. in Ventura County. As part of the transaction, the Company purchased the equipment of the existing operation for $72,500 and subleased the operations' four facilities located in Ventura [2 sites], Oxnard and Camarillo, [now known collectively as "Loma Vista"] for approximately $4,800 per month. The facilities will provide mammography, ultrasound and general diagnostic radiology services. The new contract is expected to generate net revenue of approximately $140,000 per month during fiscal 1999 and give the Company a solid presence in Ventura County with eight facilities covering the region. In January 1999, the Company acquired a new capitated contract with Herriman Jones and subleased the operations' three facilities in Long Beach, La Palma and Seal Beach [now known collectively as "Redondo Imaging"] for $10,200 per month. The facilities will provide mammography, ultrasound and general diagnostic radiology services. The new contract is expected to generate net revenue of approximately $120,000 per month during fiscal 1999. In February 1999, the Company acquired a new capitated contract with SCIPA involving the Company's Northridge facility. As part of the transaction, the Company will open a new office in West Hills providing mammography, ultrasound and general diagnostic radiology services for Northridge's SCIPA and other patients.

During fiscal 1998 and early 1999, the Company continued to streamline and economize its operations and make changes to enhance revenues. During fiscal 1998, the Company added MRI's at its Stockton and Oxnard sites and upgraded and replaced MRI's at its University, Santa Rosa and Ventura sites to improve operating efficiency and increase market share. As of February 1, 1999, the Company also upgraded and replaced its MRI at Tustin. Equipment at other sites has been or will be upgraded if market conditions dictate the necessity of enhanced equipment.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #20
--------------------------------------------------------------------------------



[21] Going Concern [Continued]

The Company renewed its existing line of credit with Coast Business Credit on January 14, 1999, extending the due date to December 31, 2000. Under the new agreement, the Company increased its potential borrowing to the lesser of 75% to 80% of eligible accounts receivable, $20,000,000 or the prior 120-days' cash collections. The Company also reduced its interest rate on the line to the bank's prime rate plus 2.5%. A second line of credit with DVI Business Credit was renewed on October 31, 1998 extending the due date to October 31, 2000. Under the new agreement, the Company increased its potential borrowing to the lesser of 110% of the eligible accounts receivable or $5,000,000. The Company also reduced its interest rate on the line to the bank's prime rate plus 1.0%.

The Company entered into an additional line of credit agreement with DVI Business Credit on October 31, 1998. Under this line, due October 31, 2000, the Company may borrow up to $3,500,000 to either (a) pay off in full the promissory note dated 10/1/94 issued to Tower Radiology, et. al. ["Tower Goodwill"], or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. Subsequent to year-end, the Company utilized the entire line of $3,500,000 and should recognize a gain on early extinguishment of debt of approximately $263,000 for the repurchase of bonds and approximately $1,015,000 for the settlement of a portion of the Tower Goodwill note at a discount [See
Note 22].

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

[22] Subsequent Events

[A] As of February 1, 1999, the Company purchased an additional 390,100 shares of DIS common stock from various parties for an aggregate purchase price of $487,625 in cash and notes payable, bringing the Company's total ownership to approximately 90%.

[B] As of February 1, 1999, the Company purchased an additional $676,000 face value subordinated bond debentures for $337,215. The bonds have or will be retired.

[C] In December 1998, $5,000 face value subordinated bond debentures were redeemed for 500 shares of the Company's common stock.

[D] In December 1998, the Company acquired a new capitated contract with Buenaventura Medical Clinic, Inc. in Ventura County. As part of the transaction, the Company purchased the equipment of the existing operation for $72,500 and subleased the operations' four facilities located in Ventura [2 sites], Oxnard and Camarillo, [now known collectively as "Loma Vista"] for approximately $4,800 per month. The facilities will provide mammography, ultrasound and general diagnostic radiology services. The new contract is expected to generate net revenue of approximately $140,000 per month during fiscal 1999 and give the Company a solid presence in Ventura County with eight facilities covering the region.

[E] In January 1999, the Company acquired a new capitated contract with Harriman Jones and subleased the operations' three facilities in Long Beach, La Palma and Seal Beach [now known collectively as "Redondo Imaging"] for $10,200 per month. The facilities will provide mammography, ultrasound and general diagnostic radiology services. The new contract is expected to generate net revenue of approximately $120,000 per month during fiscal 1999.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #21
--------------------------------------------------------------------------------




[22] Subsequent Events [Continued]

[F] In February 1999, the Company acquired a new capitated contract with SCIPA involving the Company's Northridge facility. As part of the transaction, the Company will open a new office in West Hills providing mammography, ultrasound and general diagnostic radiology services for Northridge's SCIPA and other patients.

[G] The Company renewed its existing line of credit with Coast Business Credit on January 14, 1999, extending the due date to December 31, 2001. Under the new agreement, the Company increased its potential borrowing to the lesser of 75% to 80% of eligible accounts receivable, $20,000,000 or the prior 120-days' cash collections. The Company also reduced its interest rate on the line to the bank's prime rate plus 2.5%.

[H] The Company utilized its additional line of credit agreement with DVI Business Credit [See Note 11] to settle the majority of its obligation from the Tower acquisition ["Tower Goodwill'] in February 1999. As of December 31, 1998, the Company owed approximately $5,315,000 to Tower and settled this obligation for $3,500,000 cash and an $800,000 note payable to be paid over 48 months beginning February 1, 1999 with interest at 8%. The Company will recognize a gain on the early extinguishment of debt of approximately $1,015,000 in the transaction.

[I] The Company entered into a new lease agreement in the Beverly Hills region for 3,830 square feet of space adjacent to Tower Roxsan where it plans to consolidate its Tower mammography operations into one consolidated Women's Center which should open in May or June of 1999.

[23] Redeemable Stock

In January 1998, the Company entered into a five year agreement with a former officer of the Company whereby the Company agreed to purchase from the former officer up to 600,000 shares of the Company's common stock owned by him at a price of $.40 per share, in minimum increments of 100,000 shares, upon his election anytime subsequent to December 31, 1998 and prior to February 28, 2003. Effective January 12, 1999, the Company repurchased 200,000 shares from the former employee for $.40 per share.

[24] Fourth Quarter Information

During the fourth quarter of 1998, the Company recorded an impairment, loss pursuant to SFAS No. 121, in the amount of $12,677,324 [See Note 6]. Additionally, the Company recorded financing costs of $5,207,900 for the redemption of DIS's outstanding redeemable preferred stock and unpaid dividends. The aggregate effect of these items was to increase net loss for the fourth quarter by $17,885,224 [$.46 per basic share].






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







                                          MOORE STEPHENS, P.C.
                                          Certified Public Accountants.
Cranford, New Jersey
January 15, 1999

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                   Additions
                                      Balance at    Charged   Charged to  Deductions  Balance at
                                       Beginning    Against      Other       from       Close
                                       of Period    Income   Accounts [A]Reserves [B] of Period

For the period ended October 31, 1998:
 Allowances [Deducted from Accounts
 Receivable Short-Term]              $19,637,802 $61,635,980 $       --  $61,293,269 $19,980,513
                                     =========== =========== ==========  =========== ===========

 Allowances [Deducted from Accounts
   Receivable Long-Term]             $ 6,752,507 $14,836,507 $       --  $16,779,469 $4,809,545
                                     =========== =========== ==========  =========== ==========

 Amortization of Goodwill
   [See Note 6]                      $ 3,160,715 $ 1,463,268 $       --  $ 1,333,695 $3,290,288
                                     =========== =========== ==========  =========== ==========

 Amortization of Other Intangibles
   [See Note 6]                      $   412,500 $   110,000 $       --  $   522,500 $       --
                                     =========== =========== ==========  =========== ==========



[A] Addition due to acquisitions.
[B] Deductions include sales and divestitures.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                   Additions
                                      Balance at    Charged   Charged to  Deductions Balance at
                                       Beginning    Against      Other       from       Close
                                       of Period    Income   Accounts [A] Reserves[B] of Period

For the period ended October 31, 1997:
 Allowances [Deducted from Accounts
 Receivable Short-Term]              $18,386,423 $54,010,973 $  825,000  $53,584,594 $19,637,802
                                     =========== =========== ==========  =========== ===========

 Allowances [Deducted from Accounts
   Receivable Long-Term]             $ 6,871,881 $13,502,744 $       --  $13,622,118 $6,752,507
                                     =========== =========== ==========  =========== ==========

 Amortization of Goodwill
   [See Note 6]                      $ 3,077,716 $ 1,405,911 $       --  $ 1,322,912 $3,160,715
                                     =========== =========== ==========  =========== ==========

 Amortization of Other Intangibles
   [See Note 6]                      $ 1,172,317 $   196,726 $       --  $   956,543 $  412,500
                                     =========== =========== ==========  =========== ==========



[A] Addition due to acquisitions.
[B] Deductions include sales and divestitures.


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------



                                                   Additions
                                      Balance at    Charged   Charged to  Deductions Balance at
                                       Beginning    Against      Other       from       Close
                                       of Period    Income   Accounts [A]Reserves [B] of Period

For the period ended October 31, 1996:
 Allowances [Deducted from Accounts
 Receivable Short-Term]              $15,633,140 $40,161,614 $1,971,693  $39,380,024 $18,386,423
                                     =========== =========== ==========  =========== ===========

Allowances [Deducted from Accounts
 Receivable Long-Term]               $ 4,353,102 $17,212,120 $  845,011  $15,538,352 $ 6,871,881
                                     =========== =========== ==========  =========== ===========

Amortization of Goodwill
 [See Note 6]                        $   960,998 $ 1,170,025 $  946,693  $        -- $ 3,077,716
                                     =========== =========== ==========  =========== ===========

Amortization of Other Intangibles
 [See Note 6]                        $        -- $    93,378 $1,078,939  $        -- $ 1,172,317
                                     =========== =========== ==========  =========== ===========



[A]  Addition due to acquisitions.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the directors and those executive officers of the Company performing a policy-making function for PHS as of February 28, 1998:
                              Director
                              or Officer
Name                     Age   Since         Position with Company

Howard G. Berger, M.D.*  53    1992    President, Treasurer, Chief Executive
                                       and Financial Officer, and Director

Norman R. Hames          41    1996    Vice President, Chief Operating
                                       Officer, Secretary and Director

Jaana Shellock*          36    1996    Director

Michael J. Krane, M.D.   54    1992    Vice President, Director of Medical
                                       Operations

--------
          *Member of the Stock Option Committee

         The following is a brief account of the business experience of each PHS director and executive officer during the past five years.

         Howard G. Berger, M.D. was elected a director of PHS in July 1992 and in September 1996 was appointed President and Chief Executive Officer of PHS. Dr. Berger is the owner of BRMG which supplies the medical services at a number of the Company's imaging centers. Dr. Berger has been principally engaged since 1987 in the same capacities for the predecessor entities. See Item 13. Dr. Berger also serves as a director of Diagnostic Imaging Services, Inc.

         Norman R. Hames was appointed as an officer and director in 1996. Mr. Hames, a founder of Diagnostic Imaging Services, Inc. has since 1986, served as the president and a director of that entity.

         Jaana Shellock was appointed a director in 1996. Ms. Shellock has, since 1989, served as the president and a director of Future Diagnostics, Inc.

         Michael J. Krane, M.D. is the vice president and director of medical operations at RadNet. Dr. Krane has been principally engaged since 1987 in the same capacities for the predecessor entities.

         None of the Company's directors serve as directors of any other corporation with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act. Furthermore, none of the events described in Item 401(f) of Regulation S-K involving a director or an executive officer of the Company occurred during the past five years.

         The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 1998, while the Board of Directors held numerous meetings, they took board action by unanimous written consent, which was done on five occasions. All directors were present and participated in all such actions.

         The Board of Directors intends to establish an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors, and a compensation committee, which makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company.

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1998, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were complied with.

Item 11. Executive Compensation

         The following table sets forth information concerning the compensation earned during the three years ended on October 31, 1998 by any individual serving as the Company's Chief Executive Officer at any time during fiscal 1998 and by any other executive officer of the Company who earned at least $100,000 during fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation(1)          Long-Term Compensation
                        Year                     Other    Securities Restricted
Name and               Ended                     Annual   Underlying   Stock    LTIP     All Other
Principal Position     10/31  Salary($) Bonus($) Comp.($) Options(#) Awards($) Pay-outs($) Comp($)

Howard G. Berger, M.D.  1998 $100,000    --        --         --        --        --          --
Chief Executive Officer 1997 $ 78,000    --        --         --        --        --          --
[beginning 9/1/96]      1996 $ 75,000    --        --         --        --        --          --

Norman Hames            1998 $139,000    --        --         --        --        --          --
Vice-President,
 Secretary and Chief    1997 $150,000    --        --         --        --        --          --
Operating Officer       1996 $150,000    --        --         --        --        --          --
of PHS and President
 of DIS

Michael J. Krane, M.D.  1998 $ 96,000    --        --         --        --        --          --
Vice President          1997 $103,846    --        --         --        --        --          --
                        1996 $103,846    --        --         --        --        --          --

(1) The dollar value of perquisites and other personal benefits, if any, for each of the named executive officers was less than the reporting thresholds established by the Securities and Exchange Commission.

Employment Contracts

         Drs. Berger and Krane each executed a five-year employment agreement as of June 12, 1992 with RadNet to serve as President and chief executive officer and as Vice President and Director of Medical Operations, respectively, at annual salaries of $100,000. Each employment agreement provided that it could be terminated by the employee after two years on 30 days prior notice and contains certain restrictive covenants designed to prevent the employee from competing with RadNet's business prior to the later of termination of employment or June 11, 1997. In addition, each was granted options to purchase an aggregate 762,500 shares of PHS Common Stock at an exercise price of $8.00 per share at any time during the five-year period commencing June 12, 1992. On October 13, 1993, the board of directors authorized the reduction in the number of these options and a reduction in the exercise price. Dr. Berger and Dr. Krane each subsequently agreed to the assignment of 200,000 of these options to a third party thereby reducing the ownership of each to options to purchase an aggregate 281,250 shares of PHS Common Stock at an exercise price of $3.50 per share. In July 1995, in connection with an extension of his employment contract with RadNet through July 14, 1999, Dr. Krane's options were canceled. In April 1996, Dr. Krane's contract was revised to provide for annual compensation of $250,000 with its term ending June 11, 1999. Dr. Berger's options expired in June 1998. Dr. Berger, who currently has no employment contract with the Company and Dr. Krane are also paid additional amounts for their services by BRMG.

         RadNet and Steven R. Hirschtick had executed an employment agreement effective November 1, 1993 through October 31, 1997, employing Mr. Hirschtick as RadNet's Senior Vice President and General Counsel at an annual salary of $320,000. On July 21, 1995, the PHS board of directors authorized a new employment agreement for Mr. Hirschtick, granted him five-year options exercisable to purchase an aggregate 400,000 shares of common stock at $.125 per share and also agreed, assuming his execution of a new employment contract on acceptable terms, to sell him 100,000 shares of PHS common stock at par [$.01 per share]. On July 21, 1995, the Closing Bid and Closing Asked Prices for PHS common stock in the over-the-counter market according to the National Quotation Bureau were $.09375 and $.15625 respectively. On September 14, 1995, PHS and Mr. Hirschtick executed a new employment agreement, superseding the November 1, 1993 agreement with RadNet and employing Mr. Hirschtick as General Counsel and Senior Vice President of PHS. The term of the new agreement commenced on November 1, 1995 and expired on October 31, 2000. The new agreement provided for an annual salary of $275,000. In connection with the new agreement and the grant of the new options, Mr. Hirschtick purchased the 100,000 shares of PHS common stock at par. On said date, the Closing Bid and Closing Asked Prices for PHS common stock in the over-the-counter market according to the National Quotation Bureau were $.09 and $.11 respectively. As of February 27, 1998, effective October 31, 1997, the parties agreed to terminate the new agreement in consideration of Mr. Hirschtick receiving a payment of $100,000, receiving additional options to purchase 100,000 shares of the Company's stock at $.30 per share and entry into a five year consulting agreement providing for compensation of $50,000 per year. Additionally, the Company loaned Mr. Hirschtick $155,000 all due and payable in five years together with interest at the rate of 6.5% per annum. Mr. Hirschtick was also loaned $25,000, with no interest, due and payable within one year.

         Norman Hames has an employment agreement with Diagnostic Imaging Services, Inc. ending in 2001 whereby he serves as president of that company and receives annual compensation of $150,000.

Stock Options

         During the fiscal year ended October 31, 1998, no options were granted to a person who served as chief executive officer of PHS during such year or to a PHS executive officer, or chief executive officer of a PHS subsidiary, who earned at least $100,000 in compensation during such year.

         At October 31, 1998, the Company had an Incentive Stock Option Plan in force. Under the Plan, an aggregate 2,000,000 shares of Common Stock were reserved for issuance upon exercise of outstanding incentive stock options held by 8 Company employees at exercise prices ranging from $.15 to $.53 per share.

         There are not outstanding options held at October 31, 1998 by the individuals named in the Summary Compensation Table.

Director Compensation

         Directors do not receive a fee for their services as a director.

Compensation Committee Interlocks and Insider Participation

         During fiscal 1998 all executive compensation has been determined by the three member board of directors of PHS, Howard G. Berger, M.D., Norman Hames and Jaana Shellock. In addition, no individual who served as an executive officer of the Company during fiscal 1998, served during fiscal 1998 on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on the board of directors of the Company, except that Howard G. Berger, M.D., chairman and president of RadNet and Norman Hames, vice president and a director of the Company serves as a director and as president and a director of Diagnostic Imaging Services, Inc., respectively. See "Summary Compensation Table" herein in this Item 11 and Item 13 herein as to transactions involving the Company and Dr. Berger.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of PHS Common Stock as of February 1, 1999, by (i) each holder known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each of the Company's directors and executive officers [including officers listed in the Summary Compensation Table] as a group. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of PHS Common Stock outstanding at such date and all shares of Common Stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

Name of                   Shares of Common Stock
Beneficial Owner           Beneficially Owned(1)         Percent of Class

Howard G. Berger, M.D.*       12,809,428(2)                    26.6%

Jaana Shellock*                  500,000(3)                     1.0%

Norman Hames*                  2,913,550(4)                     6.1%

Michael J. Krane, M.D.         2,216,228                        4.6%

All directors and executive
officers of the Company as a
group [four persons]          18,439,206(5)                    38.3%
-----------
         *The address of all of the Company's officers and directors is c/o the Company, 1516 Cotner Avenue, Los Angeles, California 90025.

         (1) Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

         (2)Includes 343,200 shares issuable upon conversion of PHS outstanding convertible debentures convertible at $10 per share. On June 5, 1995, Howard G. Berger, M.D. president and a director of PHS consummated the purchase of 10,000,000 shares of PHS' common stock from Robert E. Brennan, PHS' then principal shareholder. In connection with the purchase, John J. Petillo, the former chairman as well as the former chief executive officer of PHS, waived his rights to vote the shares pursuant to an irrevocable proxy previously granted by Mr. Brennan. The purchase price for the shares was $.14 per share or $1,400,000 in the aggregate consisting of (a) a $300,000 cash payment paid by Dr. Berger using personal funds, (b) Dr. Berger's five-year 8% promissory note in the principal amount of $700,000 and (c) the assignment by Dr. Berger of rights to receive 2,466,228 shares of CareAd Common Stock upon the Distribution of same. Mr. Brennan also has the right to receive additional payments based upon future market prices for PHS' common stock equal to 25% of the difference between the market price for the shares sold and the initial $.14 purchase price per share, payable at various times over a nine-year period. As Dr. Berger was granted the right to make "additional payments" in cash or in shares of PHS' common stock [or combination thereof], Mr. Brennan was granted certain rights to register any stock so transferred to him as additional payments under the Securities Act of 1933, at PHS' expense, so as to permit the public offer and sale of such shares.

         (3)Represents options exercisable at $.15 per share.

         (4)Represents options exercisable at $.60 per share.

         (5)See the above footnotes. Includes 12,216,228 shares owned of record and 3,756,750 shares issuable upon exercise of presently exercisable options and convertible debentures.

         As a result of his stock ownership and his positions as president and a director of the Company, Howard G. Berger, M.D. may be deemed to be the controlling person of the Company.

Item 13. Certain Relationships and Related Transactions

         Howard G. Berger, M.D. [see "Items 10 and 12"] is the 99% stockholder of Beverly Radiology Medical Group, Inc. and Pronet Imaging Medical Group, Inc. who together have formed the partnership known as Beverly Radiology Medical Group which has executed a Management and Service Agreement with RadNet and DIS pursuant to which it supplies the medical services at most of the Company's imaging centers [see "Item 1] through 2002. In April 1996, the Company renegotiated the Agreement with BRMG whereby the management fees paid to the Company by BRMG were increased from 79% of collections to 81% in consideration of the Company's payment to BRMG of $1,100,000. The amount paid was determined based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement of the increased percentage to be received by the Company. In fiscal 1997, Dr. Berger was paid $294,000 and Dr. Krane was paid $150,000 by BRMG.

         See Footnote 2 in Item 12 herein above as to Dr. Berger's purchase of 10,000,000 shares of PHS common stock from Robert E. Brennan in June 1995 and in connection therewith, the grant to Mr. Brennan of rights to register certain of these shares under the Securities Act of 1933, at PHS' expense, to the extent Dr. Berger transfers any such shares back to Mr. Brennan. See Item 11 herein as to Dr.
Berger and Dr. Krane's employment agreements with RadNet.

         At October 31, 1995 Howard G. Berger and Michael J. Krane were each indebted to PHS in the amount of $1,500,000 based on loans extended to Drs. Berger and Krane at the time of the Company's acquisition of RadNet in June 1992. In April 1996, Dr. Krane discharged his obligation by paying the Company $1,400,000 and agreeing to renegotiate his employment contract with the Company to provide for reduced compensation and a reduced time commitment. Dr. Berger, in August 1996, paid $500,000 against his obligation. In consideration of the early payment the Company offered to extend the remaining one million dollars due to February 1998. The note was further extended in January 1998 to February 1999. In January 1999, the note was extended to February 2000 and was discounted at an 8% interest rate resulting in a discounted value of $899,143 as of October 31, 1998.

         On August 1, 1996, the Company acquired from Norman Hames, [not then an officer or director of the Company] all of his common stock and warrants to purchase shares of common stock of Diagnostic Imaging Services, Inc., a Delaware corporation [3,042,704 shares] which then represented 21.6% of the outstanding shares of that entity in exchange for five year warrants to purchase 2,913,550 shares of the Company's common stock at $.60 per share as well as the Company's five year promissory note, payable interest only annually at 6.58% for $2,448,862.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) Financial Statements - The following financial statements are filed herewith:

                                                                       Page No.

        Independent Auditors Report.................................  F-1

        Consolidated Balance Sheets.................................  F-2...F-3

        Consolidated Statements of Operations.......................  F-4...F-5

        Consolidated Statements of Stockholders' Equity [Deficit]...  F-6

        Consolidated Statements of Cash Flows.......................  F-7...F-10

        Notes to Consolidated Financial Statements..................  F-11..F-32

    Schedules - The Following financial statement schedules are filed herewith:

        Independent Auditor's Report on Supplemental Schedule.......  S-1

        Schedule II - Valuation and Qualifying Accounts.............  S-2...S-4

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (b) Exhibits - The following exhibits are filed herewith or incorporated by reference herein:

Exhibit                                                         Incorporated by
  No.         Description of Exhibit                              Reference to

3.1.1   Certificate of Incorporation as amended                          (A)

3.1.2   November 17, 1992 amendment to the Certificate of Incorporation  (A)

3.2     By-laws

4.1     Form of Common Stock Certificate                                 (AA)

4.2     Form of Indenture  between  Registrant  and American  Stock
        Transfer and Trust Company as Incorporated  by Indenture
        Trustee with respect to the 10% Series A Convertible
        Subordinated Debentures due 2003                                 (B)

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

10.30   Consulting Agreement and Stock Put with Steven R. Hirschtick     (I)


------------------
   (A) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-1 [File No. 33-51870].
   (AA) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File 33-73150].
   (B) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File No. 33-59888].
   (C) Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992.
   (D) Incorporated by reference to exhibit filed with PHS' annual report on Form 10-K for the year ended October 31, 1994.
   (E) Incorporated by reference to exhibit filed with PHS' Form 8-K report for June 5, 1995. (F) Incorporated by reference to exhibit filed with PHS' Form 8-K report for August 4, 1995. (G) Incorporated by reference to exhibit filed with Form 10K for the year ended October 31, 1996. (H) Incorporated by reference to exhibit filed with Form 8-K report for September 8, 1997. (I) Incorporated by reference to exhibit filed with Form 10K for the year ended October 31, 1997.


   22         Subsidiaries               PHS % Ownership  State of Incorporation
   --         ------------               ---------------  ----------------------

         RadNet Management, Inc.              100%              California
         RadNet Managed Imaging
          Services, Inc.                      100%              California
         RadNet Sub, Inc.                      (a)              California
         Diagnostic Imaging Services, Inc.     90%               Delaware
---------------
      (a)Wholly-owned subsidiary of RadNet Management, Inc.

      PHS also owns approximately 19% of the outstanding common stock of Viromedics, Inc. a Delaware corporation and approximately 4% of the outstanding common stock of CareAdvantage, Inc., a Delaware corporation.

         (c) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PRIMEDEX HEALTH SYSTEMS, INC.


Date:  February 15, 1999             /s/ Howard G. Berger, M.D.
                                     --------------------------------
                                     Howard G. Berger, M.D., President,
                                     Treasurer and Principal Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By /s/ Howard G. Berger, M.D.
------------------------------------------------
       Howard G. Berger, M.D.

Date: February 15, 1999



By /s/ Jaana Shellock
-------------------------------------
       Jaana Shellock

Date: February 15, 1999



By /s/ Norman Hames
-------------------------------------
       Norman Hames

Date: February 15, 1999