Form 10-Q
period 1999-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1999-06-15
CIK 790526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended January 31, 1999          Commission File Number 0-19019
                      ----------------                                 -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          -----------------------------
               (Exact name of registrant as specified in charter)

                New York                                  13-3326724
                --------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

           1516 Cotner Avenue
         Los Angeles, California                             90025
         -----------------------                             -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (310) 478-7808


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X        No  ___

Number of shares outstanding of the issuer's common stock as of June 7, 1999 was 38,932,760 [excluding treasury shares].

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of January 31, 1999, and the results of its operations and changes in its cash flows for the three months ended January 31, 1999 and 1998, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                      January 31,  October 31,
                                                        1 9 9 9      1 9 9 8
                                                      [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                          $   95,469   $    59,495
  Accounts Receivable - Net                          15,281,469    15,429,057
  Unbilled Receivables                                  110,208        10,675
  Other Receivables                                      37,908        47,870
  Due to Related Party                                  170,000       140,000
  Other                                                 881,150     1,940,230
                                                     ----------   -----------

  Total Current Assets                               16,576,204    17,627,327
                                                     ----------   -----------

Property and Equipment - Net                         33,038,570    26,970,584
                                                     ----------   -----------

Other Assets:
  Accounts Receivable - Net                           3,734,526     3,713,956
  Due from Related Parties                              136,185       133,260
  Goodwill - Net                                     11,134,100    11,313,907
  Other                                               3,624,024     2,897,380
                                                     ----------   -----------

  Total Other Assets                                 18,628,835    18,058,503
                                                     ----------   -----------

  Total Assets                                       $68,243,609  $62,656,414
                                                     ===========  ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                       January 31,  October 31,
                                                         1 9 9 9      1 9 9 9
                                                       [Unaudited]
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Cash Overdraft                                      $ 1,659,434  $ 1,729,994
  Accounts Payable                                      6,034,201    5,747,988
  Accrued Expenses                                      4,575,064    3,535,840
  Accrued Expenses - Professional Fees                  1,710,234    1,753,987
  Notes and Leases Payable                             27,333,090   24,388,427
  Deferred Revenue - Covenant Not-to-Compete              200,000      200,000
  Other                                                   138,568      462,343
  Due to Related Party                                     45,000           --
                                                      -----------  -----------

  Total Current Liabilities                            41,695,591   37,818,579
                                                      -----------  -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                      20,037,000   20,718,000
  Notes Payable - Related Parties                       2,553,854    2,553,854
  Notes and Leases Payable                             58,754,836   54,143,158
  Deferred Revenue - Covenant Not-to-Compete            1,416,667    1,466,666
  Accrued Expenses - Professional Fees                    396,692      399,872
                                                      -----------  -----------

  Total Long-Term Liabilities                          83,159,049   79,281,550
                                                      -----------  -----------

Commitments and Contingencies                                  --           --
                                                      -----------  -----------

Minority Interest                                         674,889      676,114
                                                      -----------  -----------

Redeemable Stock                                          160,000      240,000
                                                      -----------  -----------

Stockholders' Deficit:
  Common Stock - $.01 Par Value,  100,000,000
   Shares Authorized;  40,757,760 and 40,757,260
   Shares Issued; 38,932,760 and 39,132,260  Shares
   Outstanding at January 31, 1999 and October 31,
   1998, Respectively                                     407,577      407,572

  Paid-In Capital                                      99,336,645   99,251,650

  Stock Subscription - Related Party                      (30,000)     (30,000)

  Due from Related Party                                 (917,246)    (899,143)

  Retained Earnings [Deficit]                         155,547,949)(153,474,961)

  Totals                                              (56,750,973) (54,744,882)
  Less: Treasury Stock - 1,825,000 and 1,625,000
         Shares, at cost at January 31, 1999 and
         October 31, 1998, Respectively                  (694,947)    (614,947)
                                                      -----------  -----------

  Total Stockholders' Deficit                         (57,445,920) (55,359,829)
                                                      -----------  -----------

  Total Liabilities and Stockholders' Deficit         $68,243,609  $62,656,414
                                                      ===========  ===========

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------


                                                         Three months ended
                                                             January 31,
                                                         1 9 9 9     1 9 9 8
                                                         -------     -------
Revenue:
  Revenue                                              $35,733,706  $30,366,063
  Less: Allowances                                      19,736,283   16,101,127
                                                       -----------  -----------

  Net Revenue                                           15,997,423   14,264.936
                                                       -----------  -----------

Operating Expenses:
  Operating Expenses                                    14,144,371   12,169,602
  Depreciation and Amortization                          1,876,141    2,117,207
  Provision for Bad Debts                                  729,092      485,696
  Impairment Loss of Long-Lived Assets                     478,646           --
                                                       -----------  -----------

  Total Operating Expenses                              17,228,250   14,772,505
                                                       -----------  -----------

  Loss from Operations                                  (1,230,827)    (507,569)
                                                       -----------  -----------

Other [Expenses] and Revenue:
  Interest Expense                                      (2,493,530)  (2,226,597)
  Interest Income                                           22,453      105,470
  Gain on Sale of Subsidiaries and Divisions                    --      335,899
  Other Income                                             251,448      132,425
                                                       -----------  -----------

  Total Other Expenses                                  (2,219,629)  (1,652,803)
                                                       -----------  -----------

  Loss Before Minority Interest in Income of
   Subsidiaries, Extraordinary Item and Cumulative
   Effect of Change in Accounting Principle             (3,450,456)  (2,160,372)

Minority Interest in Income of Subsidiaries                  1,225      (87,161)
                                                       -----------  -----------

  Loss Before Extraordinary Item and Cumulative
   Effect of Change in Accounting Principle             (3,449,231)  (2,247,533)

Extraordinary Item - Gain from Early Extinguishment
  of Debt [Net of Income Taxes of $-0- for the Three
  Months Ended January 31, 1999 and 1998, Respectively]  1,376,243      589,122
                                                       -----------  -----------

  Loss Before Cumulative Effect of Change in
   Accounting Principle                                 (2,072,988)  (1,658,411)

Cumulative Effect of Change in Accounting Principle             --     (779,294)
                                                       ----------- ------------

  Net Loss                                             $(2,072,988)$ (2,437,705)
                                                       =========== ============

Loss Per Share:
  Loss Before Extraordinary Item and Change in
   Accounting Principle                                $     (.09) $       (.06)
  Extraordinary Item                                          .04           .02
  Change in Accounting Principle - Write-off of Costs
   of Start-up Activities                                      --          (.02)
                                                       ----------  ------------

  Net Loss Per Share                                   $     (.05) $       (.06)
                                                       ==========  ============

  Weighted Average Shares Outstanding                  39,090,744    38,859,458
                                                       ==========  ============
See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------


                                                                                                              Total
                                Common Stock                             Retained     Due from     Stock   Stockholders'
                            Number of Par Value Treasury     Paid-in     Earnings     Related  Subscription  Equity
                             Shares    Amount     Stock      Capital     [Deficit]     Party  Related Party [Deficit]
                             ------    ------     -----      -------     ---------     -----  -----------------------

Balance - November 1, 1998 40,757,260 $407,572 $(614,947)$ 99,251,650 $(153,474,961) $(899,143) $(30,000) $(55,359,829)

  Issuance of Common Stock        500        5        --        4,995            --         --        --         5,000

  Acquisition of Treasury
   Stock                           --       --   (80,000)      80,000            --         --        --            --

  Imputed Interest Income          --       --        --           --            --    (18,103)       --       (18,103)

  Net Loss for the three
   months ended
   January 31, 1999                --       --        --           --    (2,072,988)        --        --    (2,072,988)
                           ---------- --------  -------- ------------ -------------  ---------  --------  ------------

Balance - January 31, 1999
  [Unaudited]              40,757,760 $407,577 $(694,947)$ 99,336,645 $(155,547,949) $(917,246) $(30,000) $(57,445,920)
                           ========== ======== ========= ============ =============  =========  ========  =============

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                         Three months ended
                                                             January 31,
                                                         1 9 9 9      1 9 9 8
                                                         -------      -------

Cash Used for Operating Activities                     $ (814,818)  $  (387,578)
                                                       ----------   -----------

Investing Activities:
  Acquisitions - Net of Cash Acquired                    (122,500)     (487,945)
  Purchase of Property and Equipment                     (616,963)     (737,339)
  Purchase of Other Assets                               (108,750)           --
  Proceeds - Sale of Centers or Equipment                 995,000        20,000
  Loans to Related Parties                                (55,000)      (75,000)
                                                       ----------   -----------

  Net Cash - Investing Activities                          91,787    (1,280,284)
                                                       ----------   -----------

Financing Activities:
  Cash Overdraft                                          (70,560)      581,919
  Principal Payments on Capital Leases and
   Notes Payable                                       (2,082,613)   (2,513,024)
  Proceeds from Short-Term Borrowings on
   Notes Payable                                        3,259,393     4,949,685
  Joint Venture Proceeds                                       --        75,000
  Purchase of Subordinated Bond Debentures               (337,215)   (1,095,250)
  Payment for Treasury Stock                              (10,000)           --
  Issuance of Common Stock                                     --         5,750
                                                       ----------   -----------

  Net Cash - Financing Activities                         759,005     2,004,080
                                                       ----------   -----------

  Net Increase in Cash and Cash Equivalents                35,974       336,218

Cash and Cash Equivalents - Beginning of Periods           59,495       129,517
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $   95,469   $   465,735
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                            $2,500,134   $ 2,200,195
   Income Taxes                                        $       --   $        --



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities:

  The Company entered into capital leases or financed equipment through notes payable for approximately $7,115,000 and $1,650,000 for the three months ended January 31, 1999 and 1998, respectively.

  During the three months ended January 31, 1998, the Company wrote-off approximately $1,565,000 in net property and equipment, approximately $285,000 in net accounts receivable, approximately $735,000 in net goodwill, approximately $19,000 in non-current assets, approximately $865,000 in notes and capital lease obligations, approximately $160,000 in other current liabilities and approximately $398,000 in minority interest related to the sale of Scripps Chula Vista to DHS effective January 1, 1998. As consideration, the Company received 127,250 shares of DHS common stock valued at $11.25 per share as of the transaction date.

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

  During the three months ended January 31, 1999, $5,000 face value subordinated bond debentures were converted into 500 shares of the Company's common stock. During the three months ended January 31, 1998, the Company issued 300,000 shares of its common stock and recorded $55,000 as due from related parties.

  During the three months ended January 31, 1999, a prior employee exercised his stock put for 200,000 shares of the Company's common stock at $.40 per share. As part of the transaction,$25,000 in prior loans due from this related party were utilized as payment and the Company also recorded $45,000 due to related party.

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


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED]
------------------------------------------------------------------------------


[1] Summary of Significant Accounting Policies

Significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 1998 as filed with the Securities and Exchange Commission.

[2] Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended January 31, 1999 and 1998 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1998.

[3] Goodwill

The Company's goodwill as of January 31, 1999 is shown net of accumulated amortization of approximately $3,470,000. Amortization expense for the three months ended January 31, 1999 and 1998 was approximately $180,000 and $320,000, respectively. The 1999 decrease in amortization expense was primarily due to the write-off of goodwill in connection with the sale of Scripps Chula Vista to DHS effective January 1, 1998 and the year-end recognition of an impairment loss pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 121 which included a write-off of net goodwill of $8,631,944.

The Company amortizes goodwill over the lesser of 20 years or the estimated useful life of the assets.

[4] Due to/from Related Party

The Company has a $1,000,000 loan receivable due from its President and C.E.O. in February 2000 at an 8% interest rate resulting in a discounted value of $917,246 as of January 31, 1999 and at year-end 1998 was reclassified to stockholders' equity. For the three months ended January 31, 1999, the Company recorded interest income on the note of approximately $18,000.

At October 31, 1998, the Company had advanced $115,000 to an officer of the Company, at no interest, which will be repaid within one year. During the three months ended January 31, 1999, the Company had advanced an additional $55,000 to the same officer with the same terms.

During the year ended October 31, 1997, the Company loaned a former officer of the Company $25,000, with interest at 6%, for the purchase of 200,000 shares of the Company's common stock at $.125 per share which was repaid in February 1998. During the year ended October 31, 1998, the Company loaned an additional $180,000 to the same former officer. Of his loans, $25,000 was utilized this year as payment for 62,500 shares of his common stock repurchased by the Company per the execution of his stock put, while the remaining $155,000 is due in five years, with interest at 6.5% [of which $30,000 was used to purchase company stock and is classified as "Stock Subscription - Related Party" on the Company's financial statements]. As of January 31, 1999, approximately $11,000 of interest has been accrued on these loans.

At January 31, 1999, the $45,000 due to related party is due to a former officer of the Company for the acquisition of the Company's common stock that was held by the former officer. The amount is non-interest bearing [See Notes 6 and 8].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
------------------------------------------------------------------------------


[5] Acquisitions, Sales and Divestitures

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

In March 1998, effective January 1, 1998, the Company's DIS subsidiary sold its share of Scripps Chula Vista MRI L.P. ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] for 127,250 shares of DHS stock. As of the transaction date, the shares were valued at $1,431,563 and recorded as marketable securities held for sale. On May 15, 1998, the Company sold the 127,250 shares it received from the sale of SCV for approximately $1,230,000. Due to the sale, the Company wrote-off approximately $735,000 of net acquisition goodwill.

During the year ended October 31, 1998, DIS acquired the remaining 25% interest in Valley Regional Oncology Center for $260,000 in cash, resulting in goodwill of $260,000, and also acquired the remaining units in TVIC for $196,875 in cash and a note payable for $157,500, resulting in goodwill of $354,375.

In December 1998, the Company acquired a new capitated contract with Buenaventura Medical Clinic, Inc. in Ventura County. As part of the transaction, the Company purchased the equipment of the existing operation for $72,500 and subleased the operations' four facilities located in Ventura [2 sites], Oxnard and Camarillo, ["Loma Vista" collectively] for approximately $4,800 per month.

In January 1999, the Company acquired a new capitated contract with Harriman Jones and subleased the operations' three facilities in Long Beach, La Palma and Seal Beach ["Redondo Imaging" collectively] for $10,200 per month.

[6] Capital Transactions

During the three months ended January 31, 1999, the Company purchased an additional 390,100 shares of DIS common stock from various parties for an aggregate purchase price of $478,646 in cash and notes payable, bringing the Company's total ownership to approximately 90%.

During the three months ended January 31, 1999, the Company repurchased 681,000 of its subordinated bond debentures for cash of $337,215. These bonds were retired and resulted in a gain on early extinguishment of debt of approximately $339,000. On December 18, 1998, $5,000 face value subordinated bond debentures were converted into 500 shares of the Company's common stock.

During fiscal 1998, a former officer of the Company, who had existing options for 200,000 shares of the Company's common stock, was granted options for an additional 100,000 shares at $.30 per share as part of his contract buyout and renegotiation. On January 12, 1998, he exercised all of his remaining options for 300,000 shares of the Company's common stock at a weighted average price of $.183 per share. In connection with the transaction, the Company loaned the officer $30,000, with interest at 6.5%, which is classified as "Stock Subscription Receivable - Related Party" on the Company's financial statements.

During the three months ended January 31, 1999, a former officer of the Company exercised his right pursuant to a stock put agreement, to have the Company buy back 200,000 shares of the Company's common stock at $.40 per share. The Company paid $10,000, utilized $25,000 to partially offset a prior loan made to the former officer, and recorded a $45,000 liability to him which is non-interest bearing [See Notes 4 and 8].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
------------------------------------------------------------------------------



[7] Subsequent Events

In February 1999, the Company acquired new contracts involving the Company's Northridge facility. To obtain these contracts and increase business in the San Fernando Valley, the Company opened new offices adjacent to Northridge in the cities of Tarzana and West Hills. In February 1999, operational as of May 1999, the Company acquired existing medical space in West Hills and purchased new equipment or transferred underutilized equipment from other sites. Effective March 1, 1999, the Company purchased the assets of Diagnostic Radiology and Ultrasound ["Tarzana"] for $50,000. Both centers will provide mammography, ultrasound and general diagnostic services.

On June 1, 1999, the Company opened Tower Women's Center consolidating its mammography operations at one site. The Company entered into a new 15 year lease agreement for 3,830 square feet adjacent to its Roxsan facility. The lease calls for monthly payments of $5,000.

[8] Redeemable Stock

In January 1998, the Company entered into a five-year agreement with a former officer of the Company whereby the Company agreed to purchase from the former officer up to 600,000 shares of the Company's common stock owned by him at a price of $.40 per share, in minimum increments of 100,000 shares, upon his election anytime subsequent to December 31, 1998 and prior to February 28, 2003. Effective January 12, 1999, the former officer requested that the Company repurchase 200,000 shares from him per the agreement at $.40 per share, or $80,000. As of January 31, 1999, $35,000 was paid to the prior employee as follows: $10,000 in cash and $25,000 in forgiveness of a $25,000 related party receivable due from the prior employee. The remaining $45,000 was or will be paid in installments through August 1999 [See Notes 4 and 6].

                    .   .   .   .   .   .   .   .   .   .   .

Item 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Background

Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of January 31, 1999, which is accounted for using the cost method at $-0-.

On April 30, 1992, the Company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the three months ended January 31, 1999 and 1998 include the operations and cash transactions of Radnet.

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for $13,500,000 in cash, notes and assumed liabilities. The Company continues to operate Radnet Managed Imaging Services, Inc. ["RMIS"] which provides utilization review services. The statements of operations and cash flows for the three months ended January 31, 1999 and 1998 reflect the overhead costs and cash transactions of RMIS. Effective January 1, 1999, RMIS's operations were consolidated with Radnet Management, Inc..

On March 25, 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 and acquired a five-year warrant to purchase an additional 1,521,739 shares of DIS stock at $1.60 per share. The $4 million was borrowed by the Company from a primary lending source. During the four-month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. Effective August 1, 1996, the Company issued a five-year promissory note for $3,272,046 and five-year warrants to purchase 4,129,630 shares of PHS common stock at $.60 per share, to acquire an additional 3,228,046 shares of DIS common stock. The purchase made PHS the primary shareholder in DIS with approximately 59% ownership.

In subsequent purchases through June 11, 1999, the Company acquired an additional 3,472,137 shares of DIS stock from various related and unrelated parties for approximately $4,180,000 in cash and notes payable increasing its ownership in DIS to approximately 90%. The statements of operations and cash flows for the three months ended January 31, 1999 and 1998 reflect the operations and cash transactions with DIS.

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

Results of Operations

The discussion of the results of continuing operations includes Radnet, PHS, RMIS and DIS for the three months ended January 31, 1999 and 1998.

During the three months ended January 31, 1999 and 1998, the Company had losses from operations of approximately $1,230,000 and $508,000, respectively.

During the three months ended January 31, 1999 and 1998, the Company realized net revenues of approximately $16,000,000 and $14,265,000, respectively [net of elimination entries].

During the three months ended January 31, 1999 and 1998, Radnet realized net revenues of approximately $13,100,000 and $11,795,000, respectively. The primary reasons for the increase in net revenues was due to the addition of new centers [Redondo Imaging and Loma Vista] and the addition of new equipment or enhanced equipment at various sites [including, but not limited to, new MRI's at Tower, Stockton and Oxnard]. During the three months ended January 31, 1999 and 1998, DIS realized net revenues of approximately $2,900,000 and $2,400,000, respectively. Overall net revenues increased for the majority of the active DIS sites by approximately 18% during the three months ended January 31, 1999. During the three months ended January 31, 1998, DIS recorded a contractual adjustment of approximately $225,000 on the historical accounts receivable from its previously closed or sold sites and sold Scripps Chula Vista which generated net revenue of approximately $174,000 for the three months ended January 31, 1998. During the three months ended January 31, 1999 and 1998, PHS generated net billing revenue of $-0- and $70,000, respectively, from DHS. As of August 1998, PHS no longer supplied billing services to DHS.

During the three months ended January 31, 1999 and 1998, the Company incurred operating expenses of approximately $17,228,000 and $14,773,000, respectively [net of elimination entries].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

For the three months ended January 31, 1999 and 1998, Radnet's operating expenses were approximately $13,255,000 and $10,968,000, respectively, DIS's operating expenses were approximately $3,402,000 and $3,055,000, respectively, RMIS's operating expenses were approximately $40,000 and $84,000, respectively, and PHS's operating expenses were approximately $531,000 and $666,000, respectively. In addition to variable increases in operating expenses due to higher revenues as well as expenses for new facilities, Radnet also had increases in expenditures for repairs and maintenance, rent, equipment rental and outside services during the three months ended January 31, 1999. With the consolidation of a portion of Tower's operation at its new Wilshire site, the Company incurred double expenditures for rent and related expenses and additional personnel while it made the transition and closed its operation at 444 San Vincente. In addition, with the improvements and addition of new equipment, one-time equipment rent expense was incurred while the old equipment was removed and new equipment was installed at certain sites. In addition, certain sites, like Woodward Park, incurred heavier than average repairs and maintenance expense on its equipment during the three months ended January 31, 1999. The primary reason for DIS's operating expense increase was due to the write-down of goodwill recorded in the acquisition of additional shares of DIS stock for approximately $479,000 in December 1998.

During the three months ended January 31, 1999 and 1998, the Company's operating expenses consisted of approximately $7,088,000 and $6,400,000, respectively, for salaries and reading fees, approximately $1,568,000 and $1,315,000, respectively, for building and equipment rentals, approximately $5,488,000 and $4,455,000, respectively, in general and administrative expenditures, approximately $1,876,000 and $2,117,000, respectively, in depreciation and amortization, approximately $729,000 and $486,000, respectively, for provisions for bad debt, and approximately $479,000 and $-0- attributable to the recognition of an impairment loss, pursuant to FASB 121, for the writedown of goodwill.

During the three months ended January 31, 1999 and 1998, interest income was approximately $22,000 and $105,000, respectively. Interest income for 1999 consisted primarily of imputed interest income on related party note receivables. Interest income for 1998 consisted primarily of imputed interest income on notes receivable due from PHM, DHS and related parties.

During the three months ended January 31, 1999 and 1998, interest expense was approximately $2,494,000 and $2,225,000, respectively.

During the three months ended January 31, 1999 and 1998, the Company recognized other income of approximately $251,000 and $132,000, respectively. During the three months ended January 31, 1999, the Company realized gains from the sale or trade-in of equipment of approximately $222,000 included in net other income. During the three months ended January 31, 1998, the Company realized a gain from the sale of SCV to DHS of approximately $248,000 and an additional gain from the sale of FDI to PHM [final post-closing adjustment] of approximately $88,000.

During the three months ended January 31, 1999, the Company realized extraordinary gains of approximately $339,000 for the repurchase and retirement of subordinated bond debentures and approximately $1,037,000 for the discounted pre-payment of Tower Goodwill. The Company utilized its additional line of credit agreement with DVI Business Credit to settle the majority of its obligation from the Tower acquisition ["Tower Goodwill"] for $3,500,000 cash and an $800,000 note payable to be paid over 48 months beginning February 1, 1999 with interest at 8%. During the three months ended January 31, 1998, the Company realized an extraordinary gain from early extinguishment of debt of approximately $590,000 from the repurchase and retirement of subordinated bond debentures and the settlement of limited partner notes payable at a discount.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Results of Operations [Continued]

During the three months ended January 31, 1998, the Company adopted the Accounting Standards Executive Committee's ["AcSEC"] S.O.P. regarding the "Reporting on the Costs of Start-up Activities" and the expenditure of these costs as they are incurred. As a result of this decision, the Company wrote-off approximately $780,000 of historical net organizational costs and capitalized fees in January 1998.

During the three months ended January 31, 1999 and 1998, the Company had net losses of approximately $2,073,000 and $2,438,000, respectively.

Liquidity and Capital Resources

Cash increased for the three months ended January 31, 1999 and 1998 by approximately $36,000 and $336,000, respectively.

Cash generated from investing activities for the three months ended January 31, 1999 was approximately $92,000. Cash utilized for investing activities for the three months ended January 31, 1998 was approximately $1,280,000. For the three months ended January 31, 1999 and 1998, the Company acquired additional DIS stock for approximately $50,000 and $488,000, respectively, purchased property and equipment for approximately $617,000 and $737,000, respectively, received proceeds from the sale of equipment for $995,000 and $20,000, respectively, and loaned $55,000 and $75,000, respectively, to related parties. During the three months ended January 31, 1999, the Company acquired the assets of Buena Ventura Medical Group, Inc. for $72,500 and purchased other assets for $108,750.

Cash generated from financing activities for the three months ended January 31, 1999 and 1998 was approximately $759,000 and $2,004,000, respectively. During the three months ended January 31, 1999 and 1998, the Company made principal payments on capital leases and notes payable of approximately $2,083,000 and $2,513,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $3,259,000 and $4,950,000, respectively, and repurchased subordinated bond debentures for approximately $337,000 and $1,095,000, respectively. During the three months ended January 31, 1999, the Company decreased its cash overdraft by approximately $70,000 and purchased common stock per an exercised stock put for $10,000. In addition, during the three months ended January 31, 1998, the Company received $75,000 from its SCV joint venture partner, increased its cash overdraft by approximately $581,000 and issued common stock for $5,750.

At January 31, 1999, the Company had a working capital deficit of $25,119,387 as compared to a working capital deficit of $20,191,252 at October 31, 1998, an increased deficit of $4,928,135. The deficit increase from year-end is primarily attributable to an increase in notes and capital leases payable due to the addition of new equipment at Tower and other sites as well as increased borrowings from the Company's existing lines of credit which are classified as current liabilities on the Company's financial statements.

The Company's working capital needs are currently provided under two lines of credit. Under one line, due December 31, 2001, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $20,000,000 or the prior 120 days cash collections. Borrowings are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's assets, the President and C.E.O. of PHS has personally guaranteed $6,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At January 31, 1999, approximately $9,237,000 was outstanding under this line.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Liquidity and Capital Resources [Continued]

Under a second line of credit with DVI Business Credit, due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At January 31, 1999, approximately $3,081,000 was outstanding under this line.

The Company entered into an additional line of credit agreement with DVI Business Credit, due October 31, 2000, where the Company may borrow up to $3,500,000 to either (a) pay off in full the promissory note dated 10/1/94 issued to Tower Radiology, et. al., or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. This line is also collateralized by the Tower division's accounts receivable. At January 31, 1999, approximately $296,000 was outstanding under this line utilized to repurchase bond debentures at a discount. On February 1, 1999, the Company utilized the remainder available under this line to settle a portion of its outstanding obligation with Tower at a discount.

The Company's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $33,800,000, $21,500,000, $15,250,000,
$14,000,000 and $11,950,000, respectively. Interest expense [excluding line of credit and bond debenture interest] for the next five years, included in the above payments, will be approximately $6,500,000, $5,250,000, $3,750,000,
$2,425,000 and $1,350,000, respectively. In addition, the Company has non-cancelable operating leases for use of its facilities and certain medical equipment which will average approximately $3,650,000 in annual payments over the next five years.

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




                  Primedex Health Systems, Inc. and Affiliates
                                      (Registrant)


June 14, 1999             By: /s/ Howard G. Berger
                              -------------------------------------
                              Howard G. Berger, M.D., President, Principal
                              Executive Officer, Financial Officer and Director