Form 10-Q
period 1999-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 1999-10-26
CIK 790526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended April 30, 1999             Commission File Number 0-19019

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

                            Yes     X        No  ___


Number of shares outstanding of the issuer's common stock as of October 12, 1999 was 38,932,760 [excluding treasury shares].

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of April 30, 1999, and the results of its operations and changes in its cash flows for the six months ended April 30, 1999 and 1998, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                         April 30,   October 31,
                                                          1 9 9 9      1 9 9 8
                                                        [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                            $   74,397   $    59,495
  Accounts Receivable - Net                            15,917,783    15,429,057
  Unbilled Receivables                                     17,185        10,675
  Other Receivables                                        36,577        47,870
  Due from Related Party                                  170,000       140,000
  Other                                                   655,116     1,940,230
                                                       ----------   -----------

  Total Current Assets                                 16,871,058    17,627,327
                                                       ----------   -----------

Property and Equipment - Net                           34,290,206    26,970,584
                                                       ----------   -----------

Other Assets:
  Accounts Receivable - Net                             3,946,663     3,713,956
  Due from Related Parties                                137,188       133,260
  Goodwill - Net                                       10,954,293    11,313,907
  Other                                                 1,943,007     2,897,380
                                                       ----------   -----------

  Total Other Assets                                   16,981,151    18,058,503
                                                       ----------   -----------

  Total Assets                                        $68,142,415   $62,656,414
                                                      ===========   ===========



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                        April 30,   October 31,
                                                         1 9 9 9      1 9 9 8
                                                       [Unaudited]
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Cash Overdraft                                      $2,019,149   $ 1,729,994
  Accounts Payable                                     7,445,361     5,747,988
  Accrued Expenses                                     4,786,654     3,535,840
  Accrued Expenses - Professional Fees                 1,591,975     1,753,987
  Notes and Leases Payable                            29,833,050    24,388,427
  Accrued Litigation Settlement                        1,755,995           ---
  Deferred Revenue - Covenant Not-to-Compete             200,000       200,000
  Other                                                  111,215       462,343
  Due to Related Party                                    20,000           ---
                                                      ----------   -----------

  Total Current Liabilities                           47,763,399    37,818,579
                                                      ----------   -----------

Long-Term Liabilities:
  Subordinated Debentures Payable                     20,037,000    20,718,000
  Notes Payable - Related Parties                      2,553,854     2,553,854
  Notes and Leases Payable                            57,159,132    54,143,158
  Deferred Revenue - Covenant Not-to-Compete           1,366,667     1,466,666
  Accrued Expenses - Professional Fees                   384,830       399,872
                                                      ----------   -----------

  Total Long-Term Liabilities                         81,501,483    79,281,550
                                                      ----------   -----------

Commitments and Contingencies                                ---            ---
                                                      ----------   ------------
Minority Interest                                        586,492        676,114
                                                      ----------   ------------
Redeemable Stock                                         160,000        240,000
                                                      ----------   ------------

Stockholders' Deficit:
  Common Stock - $.01 Par Value,  100,000,000 Shares
   Authorized;  40,757,760 and 40,757,260  Shares
   Issued;  38,932,760 and 39,132,260  Shares
   Outstanding at April 30, 1999 and
   October 31, 1998, respectively                        407,577        407,572

  Paid-In Capital                                     99,336,645     99,251,650

  Stock Subscription - Related Party                     (30,000)       (30,000)

  Due from Related Party                                (935,714)      (899,143)

  Retained Earnings [Deficit]                       (159,952,520)  (153,474,961)

  Totals                                             (61,174,012)   (54,744,882)
  Less: Treasury Stock - 1,825,000 and 1,625,000
        Shares, at cost at April 30, 1999 and
        October 31, 1998, respectively                  (694,947)      (614,947)

  Total Stockholders' Deficit                        (61,868,959)   (55,359,829)
                                                    ------------   ------------

  Total Liabilities and Stockholders' Deficit        $68,142,415    $62,656,414
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------


                                    Three months ended        Six months ended
                                         April 30,                 April 30,
                                         ---------                 ---------
                                    1 9 9 9     1 9 9 8      1 9 9 9       1 9 9 8
                                    -------     -------      -------       -------
Revenue:
  Revenue                         $43,465,409 $33,183,476 $79,199,115   $63,549,539
  Less: Allowances                 24,732,227  17,488,900  44,468,510    33,590,027
                                   ----------  ----------  ----------   -----------

  Net Revenue                      18,733,182  15,694,576  34,730,605    29,959.512
                                   ----------  ----------  ----------   -----------

Operating Expenses:
  Operating Expenses               15,495,464  12,847,372  29,639,835    25,016,975
  Depreciation and Amortization     1,954,178   2,157,103   3,830,319     4,274,310
  Provision for Bad Debts             922,467     528,023   1,651,559     1,013,719
  Impairment Loss of Long-Lived Assets    ---         ---     478,646           ---
                                      -------  ----------  ----------   -----------

  Total Operating Expenses         18,372,109  15,532,498  35,600,359    30,305,004
                                   ----------  ----------  ----------   -----------

  Income [Loss] from Operations       361,073     162,078    (869,754)     (345,492)
                                   ----------  ----------  -----------  ------------

Other [Expenses] and Revenue:
  Interest Expense                 (2,700,444) (2,314,854) (5,193,974)   (4,541,451)
  Interest Income                      25,987      62,198      48,440       167,668
  [Loss] Gain on Sale of Assets      (176,509)      4,811    (176,509)      340,710
  Loss from Litigation Settlement  (1,755,995)        ---  (1,755,995)          ---
  Other Income [Expense]             (155,082)   (170,457)     96,366       (38,032)
                                   ----------- ----------- ----------   ------------

  Total Other [Expenses]           (4,762,043)  (2,418,302)(6,981,672)   (4,071,105)
                                   ----------- -----------------------  ------------

  [Loss] Before Minority Interest in
   Income of Subsidiaries, Extraordinary
   Item and Cumulative Effect of Change
   in Accounting Principle         (4,400,970) (2,256,224) (7,851,426)  (4,416,597)

Minority Interest in [Income] of
  Subsidiaries                        (11,602)   (100,717)    (10,377)     (187,878)
                                   ----------- ----------- -----------  ------------

  [Loss] Before Extraordinary
   Item and Cumulative Effect of
   Change in Accounting Principle  (4,412,572)  (2,356,941)(7,861,803)    (4,604,475)

Extraordinary Item-Gain from Early
  Extinguishment of Debt [Net of Income
  Taxes of $-0- for the six months ended
  April 30, 1999 and 1998, respectively]8,001     372,763   1,384,244       961,885
                                        -----  ----------  ----------   -----------

  [Loss] Before Cumulative
   Effect of Change in Accounting
   Principle - Forward             $(4,404,571)$(1,984,178)$ (6,477,559)$ (3,642,590)


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS [UNAUDITED]
------------------------------------------------------------------------------


                                    Three months ended        Six months ended
                                         April 30,                 April 30,
                                         ---------                 ---------
                                    1 9 9 9     1 9 9 8      1 9 9 9       1 9 9 8
                                    -------     -------      -------       -------

  [Loss] Before Cumulative
   Effect of Change in Accounting
   Principle - Forwarded         $(4,404,571)$ (1,984,178) $(6,477,559) $(3,642,590)

Cumulative Effect of Change in
  Accounting Principle                   ---         ---          ---      (779,294)
                                 ----------- -----------   ----------   ------------

  Net [Loss]                      (4,404,571) (1,984,178)  (6,477,559)   (4,421,884)

Other Comprehensive [Loss]:
  Unrealized Holding Loss on
  Marketable Securities                  ---    (270,407)         ---      (270,407)
                                 ----------- ------------  ----------   ------------

  Total Comprehensive [Loss]     $(4,404,571)$(2,254,585)  $(6,477,559) $(4,692,291)
                                 ========================  ============ ============

  Net [Loss] Available to
   Common Shareholders           $(4,404,571)$(1,984,178)  $(6,477,559) $(4,421,884)
                                 ========================  ============ ============

Basic EPS:
  [Loss] Before Extraordinary Item and
   Change in Accounting Principle$      (.11)$      (.06)  $     (.19)  $      (.12)
  Extraordinary Item                     .00         .01          .03           .03
  Change in Accounting Principle--
   Write-off of Costs of Start-up
   Activities                            ---         ---          ---          (.02)
                                 ----------- -----------   ----------   -----------

  Net [Loss]                     $      (.11)$       (05)  $     (.16)  $      (.11)
                                 ========================  ===========  ============

  [Loss] Available to Common
   Shareholders and Assumed
   Conversions                   $(4,404,571)$(1,984,178)  $(6,477,559) $(4,421,884)
                                 ========================  ============ ============

Diluted EPS:
  [Loss] Before Extraordinary Item and
   Change in Accounting Principle$      (.11)$      (.06)  $     (.19)  $      (.12)
  Extraordinary Item                     .00         .01          .03           .03
  Change in Accounting Principle--
  Write-off of Costs of Start-up
  Activities                             ---         ---          ---          (.02)
                                 ----------- -----------   ----------   ------------

  Net [Loss]                     $      (.11)$      (.05)  $     (.16)  $      (.11)
                                 ========================  ===========  ============


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------



                                  Common Stock                 Retained     Due from       Stock      Total
                               Number    Par Value  Treasury    Paid-in     Earnings      Related SubscriptionStockholders'
                              of Shares   Amount      Stock     Capital     [Deficit]      Party  Related Party [Deficit]

Balance - November 1, 1998   40,757,260  $407,572 $(614,947) $99,251,650  $(153,474,961)$  (899,143)$ (30,000) $(55,359,829)

  Issuance of Common Stock          500         5       ---        4,995            ---         ---       ---         5,000

  Acquisition of Treasury Stock     ---       ---   (80,000)      80,000            ---         ---       ---           ---

  Imputed Interest Income           ---       ---       ---          ---            ---     (36,571)      ---       (36,571)

  Net Loss for the six months
   ended April 30, 1999             ---       ---       ---          ---     (6,477,559)        ---       ---    (6,477,559)
                              ---------  -------- ---------  -----------  ------------------------- ---------  -------------

Balance - April 30, 1999
  [Unaudited]                 40,757,760 $407,577 $(694,947) $99,336,645  $(159,952,520)$  (935,714)$ (30,000) $(61,868,959)
                              ========== ========  ========= ===========  ============= ====================== =============



See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


                                                            Six months ended
                                                              April 30,
                                                         1 9 9 9      1 9 9 8
                                                         -------      -------


Cash (Used for) Provided by Operating Activities       $  885,803   $(2,631,037)
                                                       ----------   ------------

Investing Activities:
  Acquisitions - Net of Cash Acquired                    (100,000)     (673,278)
  Purchase of Property and Equipment                   (3,752,039)   (1,349,277)
  Purchase of Other Assets                               (108,750)          ---
  Proceeds - Sale of Equipment                            954,120        20,000
  Proceeds - Note Receivable                                  ---     2,059,179
  Proceeds - Partnership Dissolution                          ---        94,515
  Loans to Related Parties                                (55,000)     (125,000)
                                                       -----------  ------------

  Net Cash - Investing Activities                      (3,061,669)       26,139
                                                       -----------  -----------

Financing Activities:
  Cash Overdraft                                          289,155     1,791,122
  Principal Payments on Capital Leases
   and Notes Payable                                   (8,039,575)   (5,187,788)
  Proceeds from Borrowings on Notes Payable            10,413,403     7,470,615
  Joint Venture Distributions                            (100,000)          ---
  Joint Venture Proceeds                                      ---        75,000
  Repurchase of Bond Debentures                          (337,215)   (1,371,738)
  Payment for Treasury Stock                              (35,000)          ---
  Proceeds from Issuance of Common Stock                      ---        30,750
                                                       ----------   -----------

  Net Cash - Financing Activities                       2,190,768     2,807,961
                                                       ----------   -----------

  Net Increase in Cash and Cash Equivalents                14,902       203,063

Cash and Cash Equivalents - Beginning of Periods           59,495       129,517
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $   74,397   $   332,580
                                                       ==========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                            $5,369,155   $ 4,498,849
   Income Taxes                                        $      ---   $       ---


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
------------------------------------------------------------------------------


Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Company entered into capital leases or financed equipment through notes payable for approximately $7,115,000 and $2,025,000 for the six months ended April 30, 1999 and 1998, respectively.

  During the six months ended April 30, 1999, the Company acquired the assets of Buena Ventura Medical Group ["Loma Vista"] for $72,500 and recorded the liability as accrued expenses.

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

  During the six months ended April 30, 1999, $5,000 face value subordinated bond debentures were converted into 500 shares of the Company's common stock. During the six months ended April 30, 1998, the Company issued 300,000 shares of its common stock and recorded $30,000 as due from related parties.

  During the six months ended April 30, 1999, a prior employee exercised his stock put for 200,000 shares of the Company's common stock at $.40 per share. As part of the transaction, $25,000 in prior loans due from this related party were utilized as payment and the Company also recorded $20,000 due to related party.

  During the six months ended April 30, 1998, the Company received medical equipment of approximately $730,000 in lieu of cash rebates for Fuji medical film purchases. During the six months ended April 30, 1999 and 1998, the Company recognized purchase discount income related to film purchases [offset against operating expenses] of approximately $380,000 and $475,000, respectively.

  During the six months ended April 30, 1999 and 1998, the Company issued notes payable for approximately $429,000 and $325,000, respectively, to acquire DIS common stock.





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

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 1999 and 1998 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1998.

(3) Goodwill

The Company's goodwill as of April 30, 1999 is shown net of accumulated amortization of approximately $3,650,000. Goodwill amortization expense for the six months ended April 30, 1999 and 1998 was approximately $360,000 and $700,000, respectively. The 1999 decrease in amortization expense is primarily due to the write-off of goodwill in connection with the sale of Scripps Chula Vista ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] effective January 1, 1998 and the fiscal 1998 year-end recognition of an impairment loss pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 121 which included a write-off of net goodwill of $8,631,944.

The Company amortizes goodwill over the lesser of 20 years or the estimated useful life of the assets.

(4) Due to/from Related Party

The Company has a $1,000,000 loan receivable due from its President and C.E.O. in February 2000 at an 8% interest rate resulting in a discounted value of $935,714 as of April 30, 1999. For the six months ended April 30, 1999, the Company recorded interest income on the note of approximately $36,500.

As of October 31, 1998, the Company advanced $115,000 to an officer of the Company, at no interest, which will be repaid within one year. During the six months ended April 30, 1999, the Company advanced an additional $55,000 to the officer with the same terms.

During the year ended October 31, 1997, the Company loaned a former officer of the Company $25,000, with interest at 6%, for the purchase of 200,000 shares of the Company's common stock at $.125 per share which was repaid in February 1998. During the year ended October 31, 1998, the Company loaned an additional $180,000 to the same former officer. Of his loans, $25,000 was utilized this year as payment for 62,500 shares of his common stock repurchased by the Company per the execution of his stock put, while the remaining $155,000 is due in five years, with interest at 6.5% [of which $30,000 was used to purchase company stock and is classified as "Stock Subscription - Related Party" on the Company's financial statements]. As of April 30, 1999, approximately $12,000 of interest remains accrued on these loans.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
------------------------------------------------------------------------------



(4) Due to/from Related Party [Continued]

At April 30, 1999, the $20,000 due to related party is due to a former officer of the Company for the acquisition of the Company's common stock that was held by the former officer.

The notes payable related parties of $2,553,854 are due to an employee, officer of the Company in the amount of $2,448,862 and an employee of the Company of $104,992. The notes were incurred during the August 1996 acquisition of DIS common stock, as these individuals were stockholders of DIS. The notes bear interest at 6.58% paid annually. The principal is due June 2001.

(5) Litigation

An action entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc.
v. Primedex Health Systems, Inc., Howard Berger, M.D., Diagnostic Imaging Services, Inc., a Delaware corporation, and Diagnostic Imaging Services, Inc., a California corporation and Diagnostic Health Services, Inc., was filed in the Los Angeles Superior Court, Case No. SC 047526 on June 3, 1997. The Complaint alleged that Diagnostic Imaging Services, Inc. ["DIS"] failed to properly pay plaintiffs fees for performing professional services to which they were entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional inflection of emotional distress and defamation, and sought damages for an unspecified amount in excess of $25,000. The Complaint also alleged that by virtue of the investment by the Company in DIS and the sale of four of the DIS imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that DIS had thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiffs to convert a warrant for 319,488 shares of DIS's common stock, issued in connection with the acquisition of Parkside Radiology, to either $1,000,000 cash or stock with a market value of $1,000,000 in the Company, at the election of the Company.

A partial settlement was reached in August 1997. Pursuant to the settlement, Dr. Dalrymple assumed ownership of Parkside Radiology and assumed responsibility for expenses of the facility in the future. Additionally, DIS sold certain of its equipment and leasehold improvements to Dr. Dalrymple for approximately $400,000. Plaintiffs' remaining claims, as well as the DIS cross-claims against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress Parkside's business, and therefore its value, thus enabling him to acquire the facility he previously sold to DIS at a depressed price, remained in dispute pending the trial which concluded on August 20, 1999, with a jury verdict finding that the Company owes damages for breach of the radiology services agreement with Dr. Dalrymple; breach of its fiduciary duty to Dr. Dalrymple; conversion of professional fees belonging to Dr. Dalrymple; breach of the implied covenant of good faith and fair dealing in connection with the radiology services agreement; breach of the implied covenant of good faith and fair dealing in connection with plaintiff's claim on the warrant; and negligent infliction of emotional distress in the aggregate amount of $1,935,995. Additionally, the jury verdict found that Dr. Dalrymple had breached his agreement whereby he sold Parkside Radiology to DIS and that DIS should receive damages of $180,000 (an aggregate recovery against the Company of $1,755,995). The plaintiffs have advised the Company that they intend to seek fees, costs and additional damages aggregating as much as an additional $1,500,000. The Company believes that it has reasonable grounds to expect that the damages against the Company will be reduced prior to the entry of a final judgment. The Company will consider an appeal pending the court's action on motions which both the plaintiff and the Company intend to make in connection with the jury's decision.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #3
------------------------------------------------------------------------------



(6)  Acquisitions, Sales and Divestitures

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

During the year ended October 31, 1998, DIS acquired the remaining 25% interest in Valley Regional Oncology Center for $260,000 in cash, resulting in goodwill of $260,000, and also acquired the remaining units in TVIC for $196,875 in cash and notes payable for $157,500, resulting in goodwill of $354,375.

In December 1998, the Company acquired a new capitated contract with Buenaventura Medical Clinic, Inc. in Ventura County. As part of the transaction, the Company purchased the equipment of the existing operation for $72,500 and subleased the operations' four facilities located in Ventura [2 sites], Oxnard and Camarillo, ["Loma Vista" collectively] for approximately $4,800 per month.

At three of the Company's Tower locations [120 East, 444 San Vicente and 1W/Womens], the Company was unable to extend the respective leases which expire at various times beginning in January 1999. Due to this, the Company entered into a new lease agreement for space in Beverly Hills ["Wilshire"] and began consolidating the assets and business of these three Tower locations to the new Wilshire facility in January 1999.

In January 1999, the Company acquired a new capitated contract with Harriman Jones and subleased the operations' three facilities in Long Beach, La Palma and Seal Beach ["Redondo" collectively] for $10,200 per month.

Effective March 1, 1999, the Company purchased the assets of Diagnostic Radiology and Ultrasound ["Tarzana"] for $50,000. In April 1999, the Company acquired existing medical space in West Hills, California ["West Hills"].

(7)  Capital Transactions

During the six months ended April 30, 1999, the Company purchased an additional 390,100 shares of DIS common stock from various parties for an aggregate purchase price of $478,646 in cash and notes payable, bringing the Company's total ownership to approximately 90%.

During the six months ended April 30, 1999, the Company repurchased 681,000 of its subordinated bond debentures for cash of $337,215. These bonds were retired and resulted in a gain on early extinguishment of debt of approximately $339,000. On December 18, 1998, $5,000 face value subordinated bond debentures were converted into 500 shares of the Company's common stock.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #4
------------------------------------------------------------------------------



(7)  Capital Transactions [Continued]

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

During the six months ended April 30, 1999, a former officer of the Company exercised his right pursuant to a stock put agreement, to have the Company buy back 200,000 shares of the Company's common stock at $.40 per share. The Company paid $35,000, utilized $25,000 to partially offset a prior loan made to the former officer, and recorded a $20,000 liability to him which is non-interest bearing [See Notes 4 and 9].

(8)  Subsequent Events

Due to contractual changes and other business reasons, the Company closed its newly opened Tarzana and West Hills facilities in July and August 1999, respectively, and their operations were consolidated at Northridge.

On June 1, 1999, the Company opened Tower Women's Center ["Womens"] consolidating its mammography operations to one site. In addition, this center will provide ultrasound and bone densitometry services. The Company entered into a new 15 year lease agreement for 3,830 square feet adjacent to its Roxsan facility. The lease calls for monthly payments of $5,000. At the end of July 1999, the Company's DIS subsidiary closed its Parkside Womens facility and consolidated its operations with the new Tower Women's Center.

On September 3, 1999, the Company closed its Corona facility and consolidated its operations with its Riverside ["HCIC"] center.

In the fourth quarter, the Company entered into a 63-month lease for 3,062 sq. ft. of space at $5,052 per month in Long Beach, California with plans to open a new imaging center, Los Coyotes Imaging Center Medical Group ["Long Beach'], on November 1, 1999. The center will offer MRI, CT, nuclear medicine and radiology services.

(9)  Redeemable Stock

In January 1998, the Company entered into a five-year agreement with a former officer of the Company whereby the Company agreed to purchase from the former officer up to 600,000 shares of the Company's common stock owned by him at a price of $.40 per share, in minimum increments of 100,000 shares, upon his election anytime subsequent to December 31, 1998 and prior to February 28, 2003. Effective January 12, 1999, the former officer requested that the Company repurchase 200,000 shares from him per the agreement at $.40 per share, or $80,000. As of April 30, 1999, $60,000 was paid to the prior employee as follows: $35,000 in cash and $25,000 in forgiveness of a $25,000 related party receivable due from the prior employee. The remaining $20,000 was paid in installments through August 1999 [See Notes 4 and 7].


                    .   .   .   .   .   .   .   .   .   .   .

Item 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Background

Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of April 30, 1999, which is accounted for using the cost method at $-0-.

On April 30, 1992, the Company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the six months ended April 30, 1999 and 1998 include the operations and cash transactions of Radnet.

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for $13,500,000 in cash, notes and assumed liabilities. The Company continues to operate Radnet Managed Imaging Services, Inc. ["RMIS"] which provides utilization review services. The statements of operations and cash flows for the six months ended April 30, 1999 and 1998 reflect the overhead costs and cash transactions of RMIS. Effective January 1, 1999, RMIS's operations were consolidated with Radnet Management, Inc..

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

In subsequent purchases through October 12, 1999, the Company acquired an additional 3,472,137 shares of DIS stock from various related and unrelated parties for approximately $4,180,000 in cash and notes payable increasing its ownership in DIS to approximately 90% [excluding treasury shares]. The statements of operations and cash flows for the six months ended April 30, 1999 and 1998 reflect the operations and cash transactions with DIS.

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

Results of Operations

The discussion of the results of continuing operations includes Radnet, PHS, RMIS and DIS for the six months ended April 30, 1999 and 1998.

During the six months ended April 30, 1999 and 1998, the Company had losses from operations of approximately $870,000 and $345,000, respectively.

During the six months ended April 30, 1999 and 1998, the Company realized net revenues of approximately $34,730,000 and $29,960,000, respectively [net of elimination entries].

During the six months ended April 30, 1999 and 1998, Radnet realized net revenues of approximately $28,737,000 and $24,489,000, respectively. During the six months ended April 30, 1999, the Company opened or acquired four new centers [Loma Vista, Redondo, Tarzana and West Hills] which generated approximately $1,315,000 in net revenue. In addition, during the six months ended April 30, 1999, the Company experienced significant increases in net revenue at certain sites including approximately $972,000 of additional net revenue at Tower and approximately $1,618,000 of additional net revenue at the sites of Stockton, Orange, Oxnard and Northridge primarily due to new contracts and the addition of MRI services at Stockton and Oxnard. During the six months ended April 30, 1999 and 1998, DIS realized net revenues of approximately $5,993,000 and $5,324,000, respectively. During the six months ended April 30, 1998, PHS generated net billing revenue from Diagnostic Health Services, Inc. ["DHS"] of approximately $147,000. Effective August 1, 1998, DHS terminated its billing service contract with PHS and moved the operation in house.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations [Continued]

During the six months ended April 30, 1999 and 1998, the Company incurred operating expenses of approximately $35,600,000 and $30,305,000, respectively [net of elimination entries]. For the six months ended April 30, 1999 and 1998, Radnet's operating expenses were approximately $28,010,000 and $22,985,000, respectively, DIS's operating expenses were approximately $6,845,000 and $6,115,000, respectively, RMIS's operating expenses were approximately $40,000 and $165,000, respectively, and PHS's operating expenses were approximately $705,000 and $1,040,000, respectively. In addition to variable cost increases with the increase in net revenue, during the six months ended April 30, 1999, Radnet incurred additional start-up costs associated with setting up four new facilities and one-time transitional costs due to the consolidation of three of its Tower facilities to Wilshire.

During the six months ended April 30, 1999 and 1998, the Company's operating expenses consisted of approximately $15,085,000 and $12,870,000, respectively, for salaries and reading fees, approximately $3,090,000 and $2,615,000, respectively, for building and equipment rentals, approximately $11,465,000 and $9,530,000, respectively, in general and administrative expenditures, approximately $3,830,000 and $4,275,000, respectively, in depreciation and amortization, approximately $1,650,000 and $1,015,000, respectively, for provisions for bad debt, and approximately $480,000 and $-0- attributable to the recognition of an impairment loss, pursuant to FASB 121, for the writedown of goodwill related to the acquisition of DIS common stock.

During the six months ended April 30, 1999 and 1998, interest income was approximately $48,000 and $168,000, respectively. Interest income for 1999 consisted primarily of imputed interest income on related party note receivables. Interest income for 1998 consisted primarily of imputed interest income on notes receivable due from PHM, DHS and related parties.

During the six months ended April 30, 1999 and 1998, interest expense was approximately $5,195,000 and $4,540,000, respectively. The interest expense increase was primarily due to additional borrowings under existing lines of credit, notes payable and capital lease obligations. At April 30, 1999 and 1998, the Company had total outstanding obligations for notes payable, capital leases and subordinated debentures payable of approximately $110 million and $95 million, respectively.

During the six months ended April 30, 1999, the Company recognized losses from the sale and abandonment of assets of approximately $175,000. During the six months ended April 30, 1998, the Company recognized gains from the sales of subsidiaries or divisions of approximately $340,000 for the sale of SCV to DHS and an additional gain from the sale of FDI to PHM [post-closing adjustment].

During the six months ended April 30, 1999, the Company recognized a loss from a legal case for $1,755,995 [see Note 5]. During the six months ended April 30, 1999, the Company generated other income of approximately $95,000. During the six months ended April 30, 1998, the Company incurred other expenses of approximately $38,000.

During the six months ended April 30, 1999, the Company realized extraordinary gains from the early extinguishment of debt of approximately $1,385,000 from the repurchase and retirement of subordinated bond debentures, the settlement of limited partner notes payable at a discount and the settlement of notes payable at a discount. During the six months ended April 30, 1998, the Company realized extraordinary gains from early extinguishment of debt of approximately $960,000 from the repurchase and retirement of subordinated bond debentures, the settlement of limited partner notes payable at a discount and the write-off of acquisition accrued expenses that never materialized.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations [Continued]

During the six months ended April 30, 1998, the Company adopted the Statement of Position ["SOP"] No. 98-5 regarding the "Reporting on the Costs of Start-up Activities" and the expenditure of these costs as they are incurred. As a result of this decision, the Company wrote-off approximately $780,000 of historical net organizational costs and capitalized fees in January 1998.

During the six months ended April 30, 1999 and 1998, the Company had net losses of approximately $6,480,000 and $4,420,000, respectively

Liquidity and Capital Resources

Cash increased for the six months ended April 30, 1999 and 1998 by approximately $15,000 and $203,000, respectively.

Cash used for investing activities for the six months ended April 30, 1999, was approximately $3,060,000. Cash provided by investing activities for the six months ended April 30, 1998 was approximately $26,000. During the six months ended April 30, 1999 and 1998, the Company acquired DIS stock for approximately $50,000 and $674,000, respectively, and acquired the assets and liabilities of Tarzana for $50,000 and $-0-, respectively. During the six months ended April 30, 1999 and 1998, the Company purchased property and equipment of approximately $3,750,000 and $1,350,000, respectively, received proceeds from the sale of equipment of approximately $955,000 and $20,000, respectively, and made loans to related parties of $55,000 and $125,000, respectively. During the six months ended April 30, 1999, the Company paid loan fees of approximately $110,000. During the six months ended April 30, 1998, the Company collected approximately $2,060,000 from notes receivable due from PHM and received proceeds from the dissolution of a partnership of approximately $95,000.

Cash provided from financing activities for the six months ended April 30, 1999 and 1998 was approximately $2,190,000 and $2,808,000, respectively. During the six months ended April 30, 1999 and 1998, the Company increased its cash overdraft by approximately $289,000 and $1,790,000, respectively, made principal payments on capital leases and notes payable of approximately $8,040,000 and $5,188,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $10,413,000 and $7,470,000, respectively, and repurchased subordinated bond debentures for approximately $337,000 and $1,370,000, respectively. During the six months ended April 30, 1999, the Company distributed $100,000 to its joint venture partner in Westchester and paid $35,000 to a former officer of the Company for treasury stock [see Notes 4, 7 and 9]. During the six months ended April 30, 1998, the Company received $75,000 from its SCV joint venture partner and received proceeds of approximately $31,000 for the issuance of common stock.

At April 30, 1999, the Company had a working capital deficit of $30,892,341 as compared to a working capital deficit of $20,191,252 at October 31, 1998, an increased deficit of $10,701,089. The deficit increase is primarily attributable to increased borrowings from the Company's existing lines of credit, additional notes payable and capital lease obligations, the recognition of a legal loss and increases in accounts payable and accrued expenses. At April 30, 1999, the Company had approximately $18,505,000 of outstanding lines of credit borrowings classified as current liabilities on the Company's financial statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Liquidity and Capital Resources [Continued]

The Company's working capital needs are currently provided under two lines of credit. Under one line, due December 31, 2001, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $20,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's [Beverly Radiology's] assets, the President and C.E.O. of PHS has personally guaranteed $6,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At April 30, 1999, approximately $11,970,000 was outstanding under this line. On September 30, 1999, the Company amended this line of credit where the Company may now borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month.

Under a second line of credit with DVI Business Credit, due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate of the bank's prime rate plus 1.0%. At April 30, 1999, approximately $3,110,000 was outstanding under this line.

The Company entered into an additional line of credit agreement with DVI Business Credit, due October 31, 2000, where the Company may borrow up to $3,500,000 to either (a) pay off the promissory note dated 10/1/94 issued to Tower Radiology, et. al., or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. This line is also collateralized by the Tower division's accounts receivable. At April 30, 1999, approximately $3,425,000 was outstanding under this line which was utilized to repurchase bond debentures and pay off the majority of the Tower Radiology promissory note.

The Company's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $36,155,000, $21,415,000, $17,965,000,
$14,075,000 and $11,560,000, respectively. Interest expense [excluding lines of credit and bond debenture interest] for the next five years, included in the above payments, will be approximately $6,320,000, $5,075,000, $3,530,000,
$2,220,000 and $1,140,000, respectively. In addition, the Company has non-cancelable operating leases for the use of its facilities and certain medical equipment which will average approximately $3,900,000 in annual payments over the next five years.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
------------------------------------------------------------------------------


Item 1:  Legal Proceedings

On June 10, 1990, the Trustee in that Chapter 11 Proceeding in the Matter of Robert E. Brennan commenced a legal action entitled Donald F. Conway, Chapter 11 Trustee v. John J. Petillo, Robert T. Caruso, Robert Berkson, Howard G. Berger and Primedex Health Systems in the United States Bankruptcy Court for the District of New Jersey bearing case number 98-3287. On or about June 7, 1999, the Bankruptcy Court entered an order approving a settlement of the matter as to Dr. Berger and Primedex Health Systems. The allegations upon which the matter was based arose out of the June 1, 1995 purchase by Dr. Berger (the president and chairman of the Board and largest stockholder of Registrant) of 10,000,000 shares of Registrant from Robert Brennan. The sales price was $1,400,000 ($.14 per share) with Dr. Berger paying $300,000 cash and a $700,000 promissory note together with an agreement to deliver certain shares of Care Advantage, Inc.. The agreement also provided for a 25% sharing of any increase over $.14 per share in the public market price of Registrant's stock during the five years ending June of 2000 and a lesser amount in the four ensuing years. In January 1993, Mr. Brennan loaned $7,500,000 to Registrant pursuant to a secured note due August 1, 1994. On July 7, 1994, Registrant paid $3,500,000 on said note and agreed to pay the remaining $4,000,000 in 12 monthly payments. On August 5, 1994, Registrant paid $3,000,000 to Mr. Brennan in consideration of his agreement to waive any further obligation if he received said sum by August 5, 1994. The Trustee agreed to settle any further claims against Dr. Berger and the Registrant provided Dr. Berger discharge the remaining $700,000 note by payment of $481,600 cash plus 8% interest per annum on the $420,000 outstanding principal balance until paid and Registrant pay $120,000 and deliver 283,334 shares of CareAdvantage, Inc. common stock. Dr. Berger and the Registrant agreed to such settlement.

An action entitled Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc. v Primedex Health Systems, Inc., Howard Berger, M.D., Diagnostic Imaging Services, Inc., a Delaware corporation, and Diagnostic Imaging Services, a California corporation and Diagnostic Health Services, Inc., was filed in the Los Angeles Superior Court, Case No. SC 047526 on June 3, 1997. The Complaint alleged that Diagnostic Imaging Services, Inc. ["DIS"] failed to properly pay plaintiff's fees for performing professional services to which they were entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation, and sought damages for an unspecified amount in excess of $25,000. The Complaint also alleged that by virtue of the investment by the Company in DIS and the sale of four of the DIS imaging centers and its ultrasound business to Diagnostic Health Services, Inc. that DIS had thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiffs to convert a warrant for 319,488 shares of DIS's common stock, issued in connection with the acquisition of Parkside Radiology, to either $1,000,000 cash or stock with a market value of $1,000,000 in the Company, at the election of the Company. A partial settlement was reached in August 1997. Pursuant to the settlement, Dr. Dalrymple assumed ownership of Parkside Radiology and assumed responsibility for expenses of the facility in the future. Additionally, DIS sold certain of its equipment and leasehold improvements to Dr. Dalrymple for approximately $400,000. Plaintiffs' remaining claims, as well as the DIS cross-claims against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress Parkside's business, and therefore its value, thus enabling him to acquire the facility he previously sold to DIS at a depressed price, remained in dispute pending the trial which concluded on August 20, 1999, with a jury verdict finding that the Company owes damages for breach of the radiology services agreement with Dr. Dalrymple; breach of its fiduciary duty to Dr. Dalrymple; conversion of professional fees belonging to Dr. Dalrymple; breach of the implied covenant of good faith and fair dealing in connection with the radiology services agreement; breach of the implied covenant of good faith and fair dealing in connection with plaintiff's claim on the warrant; and negligent infliction of emotional distress in the aggregate amount of $1,935,995. Additionally, the jury verdict found that Dr. Dalrymple had breached his agreement whereby he sold Parkside Radiology to DIS and that DIS should receive damages of $180,000 (an aggregate recovery against the Company of $1,755,995). The plaintiffs have advised the Company that they intend to seek fees, costs and additional damages aggregating as much as an additional $1,500,000. The Company believes that it has reasonable grounds to expect that the damages against the Company will be reduced prior to the entry of a final judgment. The Company will consider an appeal pending the court's action on motions which both the plaintiff and the Company intend to make in connection with the jury's decision.

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




                             Primedex Health Systems, Inc.
                             (Registrant)


October 12, 1999             By: /s/ Howard G. Berger
                             -------------------------------------
                               Howard G. Berger, M.D., President, Principal
                               Executive Officer, Financial Officer and Director