Form 10-Q
period 1999-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 1999-10-26
CIK 790526

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Quarter Ended July 31, 1999               Commission File Number 0-19019

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of July 31, 1999, and the results of its operations and changes in its cash flows for the nine months ended July 31, 1999 and 1998, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------




                                                      July 31,     October 31,
                                                       1 9 9 9       1 9 9 8
                                                     [Unaudited]
Assets:
Current Assets:
  Cash and Cash Equivalents                         $     35,955  $     59,495
  Accounts Receivable - Net                           15,584,012    15,429,057
  Unbilled Receivables                                   214,348        10,675
  Other Receivables                                       93,381        47,870
  Due from Related Party                                 170,000       140,000
  Other                                                  872,631     1,940,230
                                                    ------------  ------------

  Total Current Assets                                16,970,327    17,627,327
                                                    ------------  ------------

Property and Equipment - Net                          33,996,239    26,970,584
                                                    ------------  ------------

Other Assets:
  Accounts Receivable - Net                            3,836,993     3,713,956
  Due from Related Parties                               129,875       133,260
  Goodwill - Net                                      10,774,485    11,313,907
  Other                                                2,197,388     2,897,380
                                                    ------------  ------------

  Total Other Assets                                  16,938,741    18,058,503
                                                    ------------  ------------

  Total Assets                                      $ 67,905,307  $ 62,656,414
                                                    ============  ============


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------



                                                       July 31,     October 31,
                                                        1 9 9 9       1 9 9 8
                                                      [Unaudited]
Liabilities and Stockholders' Deficit:
Current Liabilities:
  Cash Overdraft                                     $  2,218,106  $  1,729,994
  Accounts Payable                                      6,663,005     5,747,988
  Accrued Expenses                                      5,127,089     3,535,840
  Accrued Expenses - Professional Fees                  1,515,587     1,753,987
  Notes and Leases Payable                             32,523,036    24,388,427
  Accrued Litigation Settlement                         1,755,995           ---
  Deferred Revenue - Covenant Not-to-Compete              200,000       200,000
  Other                                                    85,918       462,343
  Due to Related Party                                      5,000           ---
                                                     ------------  ------------

  Total Current Liabilities                            50,093,736    37,818,579
                                                     ------------  ------------

Long-Term Liabilities:
  Subordinated Debentures Payable                      20,037,000    20,718,000
  Notes Payable - Related Parties                       2,553,854     2,553,854
  Notes and Leases Payable                             56,027,281    54,143,158
  Deferred Revenue - Covenant Not-to-Compete            1,316,667     1,466,666
  Accrued Expenses - Professional Fees                    370,645       399,872
                                                     ------------  ------------

  Total Long-Term Liabilities                          80,305,447    79,281,550
                                                     ------------  ------------

Commitments and Contingencies                                 ---           ---
                                                     ------------  ------------
Minority Interest                                         582,542       676,114
                                                     ------------  ------------
Redeemable Stock                                          160,000       240,000
                                                     ------------  ------------

Stockholders' Deficit:
  Common Stock - $.01 Par Value,  100,000,000 Shares
   Authorized;  40,757,760 and 40,757,260  Shares
   Issued;  38,932,760 and 39,132,260  Shares
   Outstanding at July 31, 1999 and
   October 31, 1998, respectively                         407,577       407,572

  Paid-In Capital                                      99,336,645    99,251,650

  Stock Subscription - Related Party                      (30,000)      (30,000)

  Due from Related Party                                 (954,553)     (899,143)

  Retained Earnings [Deficit]                        (161,301,140) (153,474,961)
                                                     ------------- -------------

  Totals                                              (62,541,471)  (54,744,882)
  Less: Treasury Stock - 1,825,000 and 1,625,000
         Shares, at cost at July 31, 1999 and
         October 31, 1998, respectively                  (694,947)     (614,947)
                                                     ------------- -------------

  Total Stockholders' Deficit                         (63,236,418)  (55,359,829)
                                                     ------------- -------------

  Total Liabilities and Stockholders' Deficit        $ 67,905,307  $ 62,656,414
                                                     ============  ============

See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                    Three months ended        Nine months ended
                                         July 31,                 July 31,
                                         --------                 --------
                                    1 9 9 9     1 9 9 8     1 9 9 9       1 9 9 8
                                    -------     -------     -------       -------
Revenue:
  Revenue                        $ 44,422,477 $34,365,793 $123,621,592  $97,915,332
  Less: Allowances                 25,539,821  18,392,208   70,008,331   51,982,235
                                 ------------ ----------- ------------  -----------

  Net Revenue                      18,882,656  15,973,585   53,613,261   45,933.097
                                 ------------ ----------- ------------  -----------

Operating Expenses:
  Operating Expenses               14,890,494  12,877,801   44,530,329   37,894,776
  Depreciation and Amortization     1,925,820   2,162,650    5,756,139    6,436,960
  Provision for Bad Debts             957,334     557,904    2,608,893    1,571,623
  Impairment Loss of Long-Lived
   Assets                                 ---         ---      478,646          ---
                                      ------- ----------- ------------  -----------

  Total Operating Expenses         17,773,648  15,598,355   53,374,007   45,903,359
                                 ------------ ----------- ------------  -----------

  Income from Operations            1,109,008     375,230      239,254       29,738
                                 ------------ ----------- ------------  -----------

Other [Expenses] and Revenue:
  Interest Expense                 (2,705,130) (2,389,833)  (7,899,104)  (6,931,284)
  Interest Income                      19,522      22,600       67,962      190,268
  [Loss] Gain on Sale of Assets        80,969     873,942      (95,540)   1,214,652
  Loss from Litigation Settlement         ---         ---   (1,755,995)         ---
  Other Income [Expense]              143,062    (592,849)     239,428     (630,881)
                                 ------------ ------------------------  ------------

  Total Other [Expenses]           (2,461,577) (2,086,140)  (9,443,249)  (6,157,245)
                                 -------------------------------------- ------------

  [Loss] Before Minority Interest
   in Income of Subsidiaries, Extraordinary
   Item and Cumulative Effect of Change
   in Accounting Principle         (1,352,569)(1,710,910) (9,203,995)   (6,127,507)

Minority Interest in [Income] Loss
  of Subsidiaries                       3,949     (69,375)      (6,428)    (257,253)
                                 ------------ ------------------------- ------------

  [Loss] Before Extraordinary
   Item and Cumulative Effect of
   Change in Accounting Principle  (1,348,620) (1,780,285)  (9,210,423)  (6,384,760)

Extraordinary Item-Gain from Early
  Extinguishment of Debt [Net of Income
  Taxes of $-0- for the six months ended
  April 30, 1999 and 1998, respectively]  ---      80,795    1,384,244    1,042,680
                                        ----- ----------- ------------  -----------

  [Loss] Before Cumulative Effect of
   Change in Accounting Principle -
   Forward                       $ (1,348,620)$(1,699,490)$ (7,826,179) $(5,342,080)


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                    Three months ended        Nine months ended
                                         July 31,                 July 31,
                                         --------                 --------
                                    1 9 9 9     1 9 9 8     1 9 9 9       1 9 9 8
                                    -------     -------     -------       -------

  [Loss] Before Cumulative
   Effect of Change in Accounting
   Principle - Forwarded        $(1,348,620) $(1,699,490)$ (7,826,179) $ (5,342,080)

Cumulative Effect of Change in
  Accounting Principle                  ---          ---          ---      (779,294)
                                -----------  ----------- ------------  -------------

  Net [Loss]                    $(1,348,620) $(1,699,490)$ (7,826,179) $ (6,121,374)
                                ============ ========================= =============

Basic EPS:
  [Loss] Before Extraordinary Item and
   Change in Accounting Principle $    (.03) $      (.04)$       (.22) $       (.16)
  Extraordinary Item                    .00          ---          .03           .03
  Change in Accounting Principle--
   Write-off of Costs of Start-up
   Activities                           ---          ---          ---          (.02)
                                -----------  ----------- ------------  -------------

  Net [Loss]                    $      (.03) $      (.04)$       (.19) $       (.15)
                                ============ ========================= =============

[Loss] Available to Common
  Shareholders and Assumed
  Conversions                   $(1,348,620) $(1,699,490)$ (7,826,179) $ (6,121,374)
                                ============ ========================= =============

Diluted EPS:
  [Loss] Before Extraordinary
   Item and Change in Accounting
   Principle                    $      (.03) $      (.04)$       (.22) $       (.16)
  Extraordinary Item                    .00          ---          .03           .03
  Change in Accounting Principle--
    Write-off of Costs of Start-up
   Activities                           ---          ---          ---          (.02)
                                -----------  ----------- ------------  -------------

  Net [Loss]                    $      (.03) $      (.04)$       (.19) $       (.15)
                                ============ ========================= =============


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------



                                  Common Stock                 Retained     Due from           Stock                    Total
                               Number    Par Value  Treasury    Paid-in     Earnings          Related   Subscription  Stockholders'
                              of Shares   Amount      Stock     Capital     [Deficit]          Party    Related Party [Deficit]
                              ---------   ------      -----     -------     ---------          -----    ------------- ----------

Balance - November 1, 1998   40,757,260  $407,572  $(614,947)  $99,251,650 $(153,474,961)  $  (899,143)  $ (30,000) $(55,359,829)

  Issuance of Common Stock          500         5        ---         4,995           ---           ---         ---         5,000

  Acquisition of Treasury Stock     ---       ---    (80,000)       80,000           ---           ---         ---           ---

  Imputed Interest Income           ---       ---        ---           ---           ---       (55,410)        ---       (55,410)

  Net Loss for the nine months
    ended July 31, 1999             ---       ---        ---          ---     (7,826,179)          ---         ---    (7,826,179)
                              ---------  --------  ---------   ----------- --------------  -----------   ---------  -------------

Balance - July 31, 1999
  [Unaudited]                 40,757,760 $407,577  $(694,947)  $99,336,645 $(161,301,140)  $  (954,553)  $ (30,000) $(63,236,418)
                              ========== ========  ==========  =========== ==============  ============  ========== =============


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------



                                                          Nine months ended
                                                              July 31,
                                                        1 9 9 9       1 9 9 8
                                                        -------       -------

Cash Provided by [Used for] Operating Activities     $  1,127,720  $ (3,001,550)
                                                     ------------  -------------

Investing Activities:
  Acquisitions - Net of Cash Acquired                    (100,000)   (1,718,120)
  Purchase of Property and Equipment                   (4,785,209)   (1,648,267)
  Purchase of Other Assets                               (108,750)          ---
  Proceeds - Sale of Centers and Equipment                977,000       685,038
  Proceeds - Note Receivable                                  ---     2,059,179
  Proceeds - Sale of Marketable Security                      ---     3,082,627
  Proceeds - Partnership Dissolution                          ---        94,515
  Loans to Related Parties                                (55,000)     (125,000)
                                                     ------------- -------------

  Net Cash - Investing Activities                      (4,071,959)    2,429,972
                                                     ------------- ------------

Financing Activities:
  Cash Overdraft                                          488,112     1,777,036
  Principal Payments on Capital Leases and
    Notes Payable                                     (10,952,930)   (7,760,497)
  Proceeds from Borrowings on Notes Payable            13,872,732     8,342,508
  Joint Venture Distributions                            (100,000)          ---
  Joint Venture Proceeds                                      ---        75,000
  Repurchase of Bond Debentures                          (337,215)   (1,484,943)
  Payment for Treasury Stock                              (50,000)          ---
  Proceeds from Issuance of Common Stock                      ---        30,750
                                                     ------------  ------------

  Net Cash - Financing Activities                       2,920,699       979,854
                                                     ------------  ------------

  Net [Decrease] Increase in Cash and Cash
    Equivalents                                           (23,540)      408,276

Cash and Cash Equivalents - Beginning of Periods           59,495       129,517
                                                     ------------  ------------

  Cash and Cash Equivalents - End of Periods         $     35,955  $    537,793
                                                     ============  ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
  Interest                                           $  7,841,416  $  6,993,063
  Income Taxes                                       $        ---  $        ---


See Notes to Consolidated Financial Statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------




Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Company entered into capital leases or financed equipment through notes payable for approximately $7,400,000 and $3,655,000 for the nine months ended July 31, 1999 and 1998, respectively. During the nine months ended July 31, 1999 and 1998, the Company converted approximately $690,000 and $665,000, respectively, of accounts payable and accrued expenses into promissory notes payable.

  During the nine months ended July 31, 1999, the Company acquired the assets of Buena Ventura Medical Group ["Loma Vista"] for $72,500 and recorded the liability as accrued expenses.

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

  During the nine months ended July 31, 1999, $5,000 face value subordinated bond debentures were converted into 500 shares of the Company's common stock. During the nine months ended July 31, 1998, the Company issued 300,000 shares of its common stock and recorded $30,000 as due from related parties.

  During the nine months ended July 31, 1999, a prior employee exercised his stock put for 200,000 shares of the Company's common stock at $.40 per share. As part of the transaction, $25,000 in prior loans due from this related party were utilized as payment and the Company also recorded $5,000 due to related party.

  During the nine months ended July 31, 1998, the Company received medical equipment of approximately $730,000 in lieu of cash rebates for Fuji medical film purchases. During the nine months ended July 31, 1999 and 1998, the Company recognized purchase discount income related to film purchases [offset against operating expenses] of approximately $380,000 and $710,000, respectively.

  During the nine months ended July 31, 1999 and 1998, the Company issued notes payable of approximately $429,000 and $325,000, respectively, to acquire shares of DIS common stock.


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

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 1999 and 1998 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Registrant's annual report on Form 10-K for the fiscal year ended October 31, 1998.

(3) Goodwill

The Company's goodwill as of July 31, 1999 is shown net of accumulated amortization of approximately $3,830,000. Goodwill amortization expense for the nine months ended July 31, 1999 and 1998 was approximately $540,000 and $1,085,000, respectively. The 1999 decrease in amortization expense is primarily due to the write-off of goodwill in connection with the sale of Scripps Chula Vista ["SCV"] to Diagnostic Health Services, Inc. ["DHS"] effective January 1, 1998 and the fiscal 1998 year-end recognition of an impairment loss pursuant to Statement of Financial Accounting Standards ["SFAS"] No. 121 which included a write-off of net goodwill of $8,631,944.

The Company amortizes goodwill over the lesser of 20 years or the estimated useful life of the assets.

(4) Due to/from Related Party

The Company has a $1,000,000 loan receivable due from its President and C.E.O. in February 2000 at an 8% interest rate resulting in a discounted value of $954,553 as of July 31, 1999. For the nine months ended July 31, 1999, the Company recorded interest income on the note of approximately $55,400.

As of October 31, 1998, the Company advanced $115,000 to an officer of the Company, at no interest, which will be repaid within one year. During the nine months ended July 31, 1999, the Company advanced an additional $55,000 to the officer with the same terms.

During the year ended October 31, 1997, the Company loaned a former officer of the Company $25,000, with interest at 6%, for the purchase of 200,000 shares of the Company's common stock at $.125 per share which was repaid in February 1998. During the year ended October 31, 1998, the Company loaned an additional $180,000 to the same former officer. Of his loans, $25,000 was utilized this year as payment for 62,500 shares of his common stock repurchased by the Company per the execution of his stock put, while the remaining $155,000 is due in five years, with interest at 6.5% [of which $30,000 was used to purchase company stock and is classified as "Stock Subscription - Related Party" on the Company's financial statements]. As of July 31, 1999, approximately $5,000 of interest remains accrued on these loans.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #2
------------------------------------------------------------------------------



(4) Due To/From Related Party [Continued]

At July 31, 1999, the $5,000 due to related party is due to a former officer of the Company for the acquisition of the Company's common stock that was held by the former officer.

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

Effective March 1, 1999, the Company purchased the assets of Diagnostic Radiology and Ultrasound ["Tarzana"] for $50,000. Due to contractual changes and other business reasons, Tarzana was closed in July 1999 and its business was consolidated with Northridge. In April 1999, the Company acquired existing medical space in West Hills, California ["West Hills"].

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS [UNAUDITED], Sheet #4
------------------------------------------------------------------------------



(7)  Capital Transactions

During the nine months ended July 31, 1999, the Company purchased an additional 390,100 shares of DIS common stock from various parties for an aggregate purchase price of $478,646 in cash and notes payable, bringing the Company's total ownership to approximately 90%.

During the nine months ended July 31, 1999, the Company repurchased 681,000 of its subordinated bond debentures for cash of $337,215. These bonds were retired and resulted in a gain on early extinguishment of debt of approximately $339,000. On December 18, 1998, $5,000 face value subordinated bond debentures were converted into 500 shares of the Company's common stock.

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

During the nine months ended July 31, 1999, a former officer of the Company exercised his right pursuant to a stock put agreement, to have the Company buy back 200,000 shares of the Company's common stock at $.40 per share. The Company paid $50,000, utilized $25,000 to partially offset a prior loan made to the former officer, and recorded a $5,000 liability to him which is non-interest bearing [See Notes 4 and 9].

(8)  Subsequent Events

Due to contractual  changes and other business  reasons,  the Company closed its
newly  opened  West  Hills   facility  in  August  1999  and  its  business  was
consolidated with Northridge.

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

(9)  Redeemable Stock

In January 1998, the Company entered into a five-year agreement with a former officer of the Company whereby the Company agreed to purchase from the former officer up to 600,000 shares of the Company's common stock owned by him at a price of $.40 per share, in minimum increments of 100,000 shares, upon his election anytime subsequent to December 31, 1998 and prior to February 28, 2003. Effective January 12, 1999, the former officer requested that the Company repurchase 200,000 shares from him per the agreement at $.40 per share, or $80,000. As of July 31, 1999, $75,000 was paid to the prior employee as follows:
$50,000 in cash and $25,000 in forgiveness of a $25,000 related party receivable due from the prior employee. The remaining $5,000 was paid in August 1999 [See Notes 4 and 7].

                          .   .   .   .   .   .   .   .

Item 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Background

Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985.

On November 1, 1990, the Company acquired a 51% interest in Viromedics, Inc. ["VMI"] for $700,000. On February 18, 1992, Future Medical Products ["FMP"], the parent corporation of VMI, exercised its right to repurchase one-half of the VMI stock from PHS at a price of $700,000. The Company owns approximately 19% of VMI's outstanding capital stock as of July 31, 1999, which is accounted for using the cost method at $-0-.

On April 30, 1992, the Company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the nine months ended July 31, 1999 and 1998 include the operations and cash transactions of Radnet.

Effective November 1, 1995, the Company acquired most of the assets of Future Diagnostics, Inc. by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of notes and assumed liabilities. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for $13,500,000 in cash, notes and assumed liabilities. The Company continues to operate Radnet Managed Imaging Services, Inc. ["RMIS"] which provides utilization review services. The statements of operations and cash flows for the nine months ended July 31, 1999 and 1998 reflect the overhead costs and cash transactions of RMIS. Effective January 1, 1999, RMIS's operations were consolidated with Radnet Management, Inc..

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

In subsequent purchases through October 12, 1999, the Company acquired an additional 3,472,137 shares of DIS stock from various related and unrelated parties for approximately $4,180,000 in cash and notes payable increasing its ownership in DIS to approximately 90% [excluding treasury shares]. The statements of operations and cash flows for the nine months ended July 31, 1999 and 1998 reflect the operations and cash transactions with DIS.

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

Results of Operations

The discussion of the results of continuing operations includes Radnet, PHS, RMIS and DIS for the nine months ended July 31, 1999 and 1998.

During the nine months ended July 31, 1999 and 1998, the Company had income from operations of approximately $240,000 and $30,000, respectively.

During the nine months ended July 31, 1999 and 1998, the Company realized net revenues of approximately $53,600,000 and $46,000,000, respectively [net of elimination entries]. During the nine months ended July 31, 1999 and 1998, Radnet realized net revenues of approximately $44,600,000 and $37,950,000, respectively. During the nine months ended July 31, 1999, the Company opened or acquired five new centers [Loma Vista, Redondo, Tarzana, West Hills and Womens] which generated approximately $2,400,000 in net revenue. In addition, during the nine months ended July 31, 1999, the Company experienced significant increases in net revenue at certain sites including approximately $1,500,000 of additional net revenue at Tower and approximately $2,800,000 of additional net revenue at the sites of VROC, La Habra, Stockton, Orange, Oxnard and Northridge primarily due to new contracts and the addition of MRI services at Stockton and Oxnard. During the nine months ended July 31, 1999 and 1998, DIS realized net revenues of approximately $9,000,000 and $7,835,000, respectively. During the nine months ended July 31, 1998, PHS generated net billing revenue from Diagnostic Health Services, Inc. ["DHS"] of approximately $215,000. Effective August 1, 1998, DHS terminated its billing service contract with PHS and moved the operation in house.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Results of Operations [Continued]

During the nine months ended July 31, 1999 and 1998, the Company incurred operating expenses of approximately $53,375,000 and $45,900,000, respectively [net of elimination entries]. For the nine months ended July 31, 1999 and 1998, Radnet's operating expenses were approximately $42,325,000 and $34,915,000, respectively, DIS's operating expenses were approximately $9,420,000 and $8,850,000, respectively, RMIS's operating expenses were approximately $40,000 and $260,000, respectively, and PHS's operating expenses were approximately $1,590,000 and $1,875,000, respectively. In addition to variable cost increases with the increase in net revenue, during the nine months ended July 31, 1999, Radnet incurred additional start-up costs associated with setting up five new facilities and one-time transitional costs due to the consolidation of three of its Tower facilities to Wilshire.

During the nine months ended July 31, 1999 and 1998, the Company's operating expenses consisted of approximately $23,105,000 and $19,435,000, respectively, for salaries and reading fees, approximately $4,510,000 and $4,000,000, respectively, for building and equipment rentals, approximately $16,915,000 and $14,460,000, respectively, in general and administrative expenditures, approximately  $5,755,000 and  $6,435,000,  respectively,  in  depreciation  and amortization, approximately $2,610,000 and $1,570,000, respectively, for provisions for bad debt, and approximately $480,000 and $-0- attributable to the recognition of an impairment loss, pursuant to FASB 121, for the writedown of goodwill related to the acquisition of DIS common stock.

During the nine months ended July 31, 1999 and 1998, interest income was approximately $68,000 and $190,000, respectively. Interest income for 1999 consisted primarily of imputed interest income on related party note receivables. Interest income for 1998 consisted primarily of imputed interest income on notes receivable due from PHM, DHS and related parties.

During the nine months ended July 31, 1999 and 1998, interest expense was approximately $7,900,000 and $6,930,000, respectively. The interest expense increase was primarily due to additional borrowings under existing lines of credit, notes payable and capital lease obligations. At July 31, 1999 and 1998, the Company had total outstanding obligations for notes payable, capital leases and subordinated debentures payable of approximately $111 million and $96 million, respectively.

During the nine months ended July 31, 1999, the Company recognized losses from the sale and abandonment of assets of approximately $95,000. During the nine months ended July 31, 1998, the Company recognized gains from the sales of subsidiaries or divisions of approximately $1,215,000. The gains consisted of approximately $595,000 for the Company's agreement to an IRS Section 338 (h)(10) Election as part of the FDI sale transaction, a final FDI sale reconciling adjustment gain of approximately $70,000, a gain on the conversion of DHS's note receivable into common stock [and subsequent sale] of approximately $495,000, and a gain from the sale of SCV of approximately $55,000.

During the nine months ended July 31, 1999, the Company recognized a loss from a legal case for $1,755,995 [see Note 5]. During the nine months ended July 31, 1999, the Company generated other income of approximately $240,000. During the nine months ended July 31, 1998, the Company incurred other expenses of approximately $630,000. Other expenses consisted primarily of debt restructuring costs [net of other income] associated with the refinancing of the majority of the Company's outstanding notes and capital lease obligations reducing future interest rates and extending payment terms to six years.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Results of Operations [Continued]

During the nine months ended July 31, 1999 and 1998, the Company realized extraordinary gains from the early extinguishment of debt of approximately $1,385,000 and $1,040,000, respectively. The gains were primarily from the repurchase and retirement of subordinated bond debentures, the settlement of limited partner notes payable at a discount and the settlement of notes payable at a discount.

During the nine months ended April 30, 1998, the Company adopted the Statement of Position ["SOP"] No. 98-5 regarding the "Reporting on the Costs of Start-up Activities" and the expenditure of these costs as they are incurred. As a result of this decision, the Company wrote-off approximately $780,000 of historical net organizational costs and capitalized fees in January 1998.

During the nine months ended July 31, 1999 and 1998, the Company had net losses of approximately $7,825,000 and $6,120,000, respectively

Liquidity and Capital Resources

Cash decreased for the nine months ended July 31, 1999 by approximately $25,000. Cash increased for the nine months ended July 31, 1998 by approximately $410,000.

Cash used for investing activities for the nine months ended July 31, 1999, was approximately $4,070,000. Cash provided by investing activities for the nine months ended July 31, 1998 was approximately $2,425,000. During the nine months ended July 31, 1999 and 1998, the Company acquired DIS stock for approximately $50,000 and $1,720,000, respectively, and acquired the assets and liabilities of Tarzana for $50,000 and $-0-, respectively. During the nine months ended July 31, 1999 and 1998, the Company purchased property and equipment of approximately $4,785,000 and $1,650,000, respectively, received proceeds from the sale of equipment of approximately $980,000 and $20,000, respectively, and made loans to related parties of $55,000 and $125,000, respectively. During the nine months ended July 31, 1999, the Company paid loan fees of approximately $110,000. During the nine months ended July 31, 1998, the Company collected approximately $2,060,000 from the acceleration of PHM's post-closing sale note receivable, received additional proceeds from the sale of FDI of approximately $665,000, received proceeds from the sale of stock received in the SCV sale transaction for approximately $1,230,000, received proceeds from the dissolution of a partnership of approximately $95,000 and received approximately $1,850,000 from the sale of stock received in the conversion of DHS's post-closing note receivable into common stock.

Cash provided from financing activities for the nine months ended July 31, 1999 and 1998 was approximately $2,920,000 and $980,000, respectively. During the nine months ended July 31, 1999 and 1998, the Company increased its cash overdraft by approximately $490,000 and $1,780,000, respectively, made principal payments on capital leases and notes payable of approximately $10,950,000 and $7,760,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $13,870,000 and $8,340,000, respectively, and repurchased subordinated bond debentures for approximately $340,000 and $1,485,000, respectively. During the nine months ended July 31, 1999, the Company distributed $100,000 to its joint venture partner in Westchester and paid $50,000 to a former officer of the Company for treasury stock [see Notes 4, 7 and 9]. During the nine months ended July 31, 1998, the Company received $75,000 from its SCV joint venture partner and received proceeds of approximately $30,000 for the issuance of common stock.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




Liquidity and Capital Resources [Continued]

At July 31, 1999, the Company had a working capital deficit of $33,123,409 as compared to a working capital deficit of $20,191,252 at October 31, 1998, an increased deficit of $12,932,157. The deficit increase is primarily attributable to increased borrowings from the Company's existing lines of credit, additional notes payable and capital lease obligations, the recognition of a legal loss and increases in accounts payable and accrued expenses. At July 31, 1999, the Company had approximately $20,600,000 of outstanding lines of credit borrowings classified as current liabilities on the Company's financial statements.

The Company's working capital needs are currently provided under two lines of credit. Under one line, due December 31, 2001, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $20,000,000 or the prior 120-days' cash collections. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's [Beverly Radiology's] assets, the President and C.E.O. of PHS has personally guaranteed $6,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At July 31, 1999, approximately $14,350,000 was outstanding under this line. On September 30, 1999, the Company amended this line of credit where the Company may now borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month.

Under a second line of credit with DVI Business Credit, due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate of the bank's prime rate plus 1.0%. At July 31, 1999, approximately $2,890,000 was outstanding under this line.

The Company entered into an additional line of credit agreement with DVI Business Credit, due October 31, 2000, where the Company may borrow up to $3,500,000 to either (a) pay off the promissory note dated 10/1/94 issued to Tower Radiology, et. al., or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. This line is also collateralized by the Tower division's accounts receivable. At July 31, 1999, approximately $3,360,000 was outstanding under this line which was utilized to repurchase bond debentures and pay off the majority of the Tower Radiology promissory note.

The Company's future payments for debt and equipment under capital lease for the next five years, assuming lines of credit are paid in the first year and not renewed, will be approximately $38,735,000, $21,860,000, $18,150,000,
$14,085,000 and $11,200,000, respectively. Interest expense [excluding lines of credit and bond debenture interest] for the next five years, included in the above payments, will be approximately $6,215,000, $4,950,000, $3,365,000,
$2,015,000 and $945,000, respectively. In addition, the Company has non-cancelable operating leases for the use of its facilities and certain medical equipment which will average approximately $3,900,000 in annual payments over the next five years.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
------------------------------------------------------------------------------



Item 2:  Changes in Securities and Use of Proceeds

The following securities were issued:

      [a]     May 21, 1999 an option to purchase 500,000 shares of the Company's common stock was issued.

      [b] The option was issued to John V. Crues, III, M.D., medical director of the Company.

      [c] The consideration was the continuing employment of the issuee by the Company and termination of existing options to purchase 268,197 shares of the Company's common stock, exercisable at a higher price than those issued hereby.

      [d] The option is exempt from registration as a private offering pursuant to Section 4(1) of the Securities Act of 1933, as amended.

      [e] The option is exercisable at a price of $.15 per share at any time during the five years ending May 20, 2004 or upon termination of the issuee's employment with the Company, whichever shall first occur.

      [f]     Inapplicable.

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


                         Primedex Health Systems, Inc. and Affiliates

                         (Registrant)


October 12, 1999         By:/s/ Howard G. Berger
                            ------------------------------------------
                            Howard G. Berger, M.D., President, Principal
                            Executive Officer and Financial Officer and Director