Form 10-K
period 1999-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2000-02-15
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   -----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1999        Commission File Number 0-19019
                          ----------------                               -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                              ----

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

                              Yes  X    No
                                  ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
                                                        -------

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,805,236 on February 1, 2000 based upon the mean between the closing bid and closing ask price for the common stock in the over-the-counter market on said date.

The number of shares of the registrant's common stock outstanding on February 1, 2000 was 38,932,760 shares (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS
-------  --------

           (a) BACKGROUND. Primedex Health Systems, Inc. ["PHS" or the "Company"] is a New York corporation organized in 1985 and principally engaged in the healthcare services industry. Through its 35 California diagnostic imaging facilities [five of which are wholly-owned by the Company's 90% owned Diagnostic Imaging Services, Inc. ["DIS"] subsidiary and one is in partnership with an unaffiliated party with the Company's Radnet subsidiary], the Company arranges for the non-medical aspects of medical imaging offering MRI, CT, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public. DIS also operates a cancer care therapy center. PHS' executive offices are located at 1516 Cotner Avenue, Los Angeles, California 90025 where its telephone number is [310] 478-7808.

         RadNet Management
         -----------------

         The Company's wholly-owned subsidiary, RadNet Management, Inc. ["RadNet"], owns and operates 29 medical imaging centers and is a joint venture partner in one other imaging center. 23 of the imaging centers are located in Southern California [with three centers located in Beverly Hills and known as the Tower Division] with the remaining seven centers located in northern California. At the wholly-owned centers, RadNet provides the imaging center facilities and equipment as well as all non-medical operational, management, financial and administrative services. At the joint venture center, RadNet performs non-medical management services. At all 30 centers, the medical services and medical supervision are provided by various independent physicians and physician groups [at most of the centers, the medical services are provided by Beverly Radiology Medical Group ["BRMG"] [see "Item 13"]. As compensation for its management and other services at the various centers, RadNet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, RadNet, in addition to a management fee, also shares in joint venture net income.

         Diagnostic Imaging Services
         ---------------------------

         On March 22, 1996, the Company acquired from Diagnostic Imaging Services, Inc., a Delaware corporation 2,747,493 shares of DIS common stock [with a five-year warrant to purchase an additional 1,521,739 shares of DIS common stock at an exercise price of $1.60 per share] for $3,000,000 and the establishment of a five-year revolving $1,000,000 line of credit for DIS. The Company also acquired an additional 730,768 shares of DIS common stock from a third party for $1,000,000. The aggregate purchase price was $4,000,000 and represented approximately 31% of the outstanding DIS common stock.

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

         As of August 1, 1996, the Company acquired additional shares of DIS's common stock from the president of DIS and certain parties affiliated with him thereby bringing the aggregate number of shares of DIS common stock owned by the Company to 6,706,307 shares representing approximately 59% of the outstanding shares. The Company acquired the shares by issuance of its five-year interest-only promissory notes aggregating $3,272,046 together with its five-year warrants to acquire 4,130,000 shares of the Company's common stock at $.60 per share. Since August 1996, the Company has acquired an additional 3,472,137 shares of DIS common stock from certain third parties for $4,181,841 in cash and notes thereby increasing the Company's ownership to approximately 90% of the outstanding DIS common shares as of February 10, 2000 [excluding treasury shares]. In October 1998, the Company purchased DIS's outstanding preferred stock from DVI Healthcare Operations, Inc. for $5,207,900.

         Future Diagnostics
         ------------------

         In November 1995, the Company acquired the outstanding capital stock of Future Diagnostics, Inc. ["FDI"] in exchange for the Company assuming approximately $855,000 of FDI liabilities and paying an aggregate $2,345,000 to the sellers. On September 8, 1997, the Company sold FDI to an unrelated third party for $13,500,000 [$9,761,853 cash and a two year 10% interest bearing note for $2,000,000 [paid in full in December 1997] with the balance of the purchase price consisting of the assumption of liabilities].

         (b)       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
                   ---------------------------------------------

         The Company is principally engaged in only one industry segment, the healthcare services industry.

         (c)       NARRATIVE DESCRIPTION OF IMAGING BUSINESS
                   -----------------------------------------

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

         COMPUTED AXIAL TOMOGRAPHY [CT] - CT is 100 times more sensitive than conventional x-ray. It is used to see inside any of the body's organs, including the brain, to detect disease and damage. CT focuses an x-ray on a specific plane of the body, processes the image by computer, and constructs a picture on a monitor, and later on film. Tissues of various density appear as different shades of gray, bone [the most dense] as white, and air and fluid is black. The procedure is painless and takes about one-half hour per study; more than one study is often ordered on each patient. The patient simply lies on a special, monitored table which is guided into the scanner. Some CT studies involve the use of an injected contrast agent to better visualize anatomy and pathology. The Company primarily uses non-ionic CT contrast agents to minimize contrast reactions. A CT system costs in the range of $350,000 to $800,000.

         DIAGNOSTIC RADIOLOGY - X-ray services, diagnostic tests employing x-ray radiation on two planes; includes fluoroscopy and endoscopy.

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


                                                        Mammo-       Ultra-         Diagnostic         Nuclear
    Center                         MRI      CT          graphy        sound          Radiology        Medicine
    ------                         ---      --          ------        -----          ---------        --------
Tower Division:
   Roxsan                           *        *             *            *                *                *
   Wilshire                         *        *                          *                *
   Women's                                                 *            *
Antelope Valley                     *
Camarillo**                                                *            *                *
Fresno                              *        *             *            *                *
La Habra                            *        *
Lancaster [Two Sites]               *        *             *            *                *                *
Long Beach [Four Sites]             *        *             *            *                *                *
Northridge                          *        *             *            *                *                *
North County**
   [San Diego]                      *        *
Orange [Two Sites]                  *        *             *            *                *                *
Oxnard                              *                      *            *                *
Riverside**                         *        *             *            *                *
Sacramento [DRI]
   [Two Sites]                      *        *             *            *                *
San Francisco                       *
Santa Clarita                       *        *             *            *                *
Santa Rosa                          *
Stockton/Valley                     *        *             *            *                *                *
Temecula**                          *        *             *            *                *
Thousand Oaks**                     *        *             *            *                *                *
Tustin                              *                                   *                *
Vacaville                           *        *                                           *
Ventura [Five Sites]                *        *             *            *                *                *
Westchester                         *        *             *            *                *

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

         At most of RadNet's and DIS's wholly-owned imaging centers, the medical services including medical supervision are supplied by Beverly Radiology Medical Group ["BRMG"]. BRMG is 99% owned by Dr. Howard Berger [see "Items 11,12 and 13"]. RadNet has a Management and Services Agreement with BRMG for a ten-year term until June 2002, terminable prior thereto at RadNet's election upon the occurrence of certain events including a change in BRMG's ownership such that Dr. Berger is no longer an owner in the aggregate of at least 60% of the equity ownership of BRMG. As compensation for its services furnished under the Management and Services Agreement, BRMG has agreed to pay a Management Fee to RadNet and DIS equal to 81% of its medical practice receipts at the contracted centers, as and when collected.

EQUIPMENT

         The two most expensive types of diagnostic medical equipment found at the imaging centers owned or managed by the Company are the MRI and the CT systems. As set forth in the chart under "Imaging Centers" above, 23 centers provide MRI services and 19 centers provide CT services. A majority of the MRI systems and CT systems at the Company's imaging centers are manufactured by General Electric or Siemens. The acquisition of these systems as well as the acquisition of the other relatively expensive diagnostic medical equipment at the various imaging centers has been effected through various financing arrangements directly with the manufacturer involving the use of capital leases with purchase options at minimal prices at the end of the lease term, the issuance of long term installment notes and the use of operating leases with purchase options at substantial prices at the end of the lease term. At October 31, 1999, capital lease obligations totaled approximately $25 million through October 31, 2006 including current installments totaling approximately $4 million. Also at October 31, 1999, installment notes payable totaled approximately $72 million through September 30, 2006 including current installments of approximately $35 million [including line of credit balances of approximately $21.6 million]. Commitments under equipment operating leases at October 31, 1999 were approximately $10 million through December 2006 including current obligations of approximately $1.6 million. To the extent additional imaging centers are opened or acquired, these obligations could materially increase. See the above described chart as to the other equipment available at each imaging center.

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

         The Company currently employs nine full-time and one part-time marketing and sales personnel who are compensated on a salary or salary plus commission basis and who periodically inform the medical community including individual physicians and the administrators of IPAs, HMOs, PPOs, and similar organizations throughout Southern California as to the services provided at the Company's owned or managed imaging centers. Patients are obtained by direct referral or through contract. Some contracts, referred to as "capitation contracts," provide for a fixed fee per organization member, which is paid to the medical service provider. Under a "capitation" contract, the provider agrees to provide specified services to the organization members for a fixed, predetermined payment per member for a specified time period [usually one year], regardless of how many times the member uses the service. No assurances can be given that any of the current or future "capitation" contracts will be profitable as there is a possibility that management could underestimate the number of times the services at its imaging centers will be used by the contracting organization's members during the contract term.

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

INSURANCE

         BRMG maintains a medical malpractice insurance policy in the amount of $6,000,000 per occurrence and $8,000,000 in the aggregate covering each physician obtained by it pursuant to its medical staffing obligations at the various imaging centers. The policy provides ongoing coverage from any claims made by patients seen by the physicians as well as coverage for all of the Company's non-medical personnel at each center against medical malpractice claims. RadNet, DIS and PHS are also named insureds under the policy. All other physicians who perform medical services at the various imaging centers are required to maintain medical malpractice insurance coverage of $1,000,000 per occurrence and $5,000,000 in the aggregate. Although management believes that such levels of insurance are adequate, there can be no assurance in this regard. In addition, the Company maintains $33,000,000 of blanket general liability insurance covering each center and its own principal offices as well as all of its employees. BRMG, DIS, RMIS and Radnet are also named insureds under this policy.

EMPLOYEES

         At October 31, 1999, the Company [including DIS] had a total of 487 full-time employees of whom 11 served in executive positions, 214 supplied technical and managerial services at the various imaging centers, and 262 provided administrative, transcription, clerical and similar services.

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

ITEM 2.  PROPERTIES
-------  ----------

         All of the imaging centers owned or managed by the Company are located in leased facilities with the exception of the Northridge imaging center where the Company owns the building and the land. Certain information with respect to the imaging centers is as follows:

      Center
      ------
      Wholly-Owned                         Approx. Sq. Ft.    Annual Rental for       Company's %
      ------------                         ---------------    -----------------       -----------
                                             of Center         Leased Facility     Ownership Interest    Lease Expiration
                                             ---------         ---------------     ------------------    ----------------
      Tower Division:
        [Beverly Hills and Environs]
        Roxsan                                  8,143            $ 220,000                100%           March 2001
        Women's                                 3,830            $  60,000                100%           February 2014
        Wilshire                               13,778            $ 455,000                100%           September 2018
      Antelope Valley                           2,890            $  39,000                100%           June 2000
      Fresno                                    5,360            $ 115,000                100%           March 2003
      La Habra                                  3,034            $  39,000                100%           December 2002
      Lancaster [two sites]                     7,827            $ 170,000                100%           July 2002
      Long Beach - Redondo [three sites]        6,000            $  20,000                100%           December 1999
      Long Beach - Los Coyotes                  3,062            $  62,000                100%           August 2004
      Northridge                                7,500              Owned                  100%           N/A
      Orange [two sites]                        5,376            $ 174,000                100%           February 2001
      Oxnard                                    5,100            $ 101,000                100%           February 2002
      Sacramento [DRI] [two sites]              9,727            $ 330,000                100%           June 2003
      San Francisco                             3,380            $  49,000                100%           March 2000
      Santa Clarita                             5,782            $ 111,000                100%           June 2009
      Santa Rosa                                4,235            $ 129,000                100%           July 2001
      Stockton/Valley                           4,588            $  77,000                100%           December 2001
      Tustin                                    2,139            $  53,000                100%           January 2003
      Vacaville                                 3,984            $  53,000                100%           September 2003
      Ventura                                   9,440            $ 135,000                100%           July 2002
      Ventura -Loma Vista [Four Sites]          3,585            $  57,000                100%           November 2001

      DIS Centers
      -----------
      Camarillo                                 2,035            $  36,000                 90%           May 2002
      North County [San Diego]                  2,042            $  58,000                 90%           October 2000
      Riverside                                 8,312            $ 121,000                 90%           July 2006
      Temecula                                  5,824            $ 111,000                 90%           April 2006
      Temecula Oncology                         5,418            $  96,000                 90%           Pending
      Thousand Oaks                             8,300            $ 320,000                 90%           January 2001

      Joint Venture
      -------------
      Westchester                               6,763            $ 256,000                 50%           July 2001

      Other Facilities
      ----------------
      RadNet [Corp. office]                    11,500            $ 228,000                 N/A           May 2003
      Warehouse/Other                          40,657            $ 517,000                 N/A           Various

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         (a) BACKGROUND. At November 1, 1993, the Company was a defendant in a putative class action pending in the United States District Court for the District of New Jersey entitled "In re Hibbard Brown & Company Securities Litigation." The plaintiffs subsequently amended the Consolidated Class Action Complaint and in July 1994, filed a Second Amended and Consolidated Class Action Complaint [the "Second Consolidated Complaint"] in the matter. In the Second Consolidated Complaint, the plaintiff identified certain alleged "control" companies including among others, the Company, ITI, Digial Products Corporation and site and alleged that the defendants violated the federal securities laws and the Racketeer Influenced Corrupt Organizations Act ["RICO"] by initiating and/or joining in a conspiracy and course of conduct designed to manipulate and artificially inflate the market prices of the stocks of the various "control" companies [allegedly controlled by the Company, the Company's former principal stockholder and others] in order to permit the defendants to sell "large" amounts of the "control" companies' securities to the public at manipulated prices and reap "huge" profits. The Second Consolidated Complaint claimed damages as well as punitive damages [including a trebling of damages pursuant to the RICO statute], interest, attorneys' fees and costs, all of which were unspecified in amount. In September 1994, the Court certified the matter as a class action. Subsequent thereto, certain of the defendants, including the Former Principal Stockholder, FNW, WFG and Hibbard filed for protection from creditors pursuant to the federal bankruptcy laws. Management contended that the Company was not a party to any conspiracy and did not engage in any illegal course of conduct. The Company entered into a settlement with the plaintiff class in this lawsuit by the payment of $240,000 which was granted final court approval, in the first quarter of 1999.

         (b) An action entitled "Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc. v. Primedex Health Systems, Inc., Howard Berger, M.D., Diagnostic Imaging Services, Inc., a Delaware corporation, Diagnostic Imaging Services, a California corporation, and Diagnostic Health Services, Inc." was filed in the Los Angeles Superior Court, Case No. SC 047526 on June 3, 1997. The Complaint alleged that Diagnostic Imaging Services, Inc. ["DIS"]failed to properly pay plaintiffs' fees for performing professional services to which they were entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation, and sought damages for an unspecified amount in excess of $25,000. The Complaint also alleged that by virtue of the investment by the Company in DIS and the sale of four of the DIS imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that DIS had thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiffs to convert a warrant for 319,488 shares of DIS's common stock, issued in connection with the acquisition of Parkside Radiology, to either $1,000,000 cash or stock with a market value of $1,000,000 in the Company, at the election of the Company. A partial settlement was reached in August 1997. Pursuant to the settlement, Dr. Dalrymple assumed ownership of Parkside Radiology and assumed responsibility for expenses of the facility in the future. Additionally, DIS sold certain of its equipment and leasehold improvements to Dr. Dalrymple for approximately $400,000. Plaintiffs' remaining claims, as well as the DIS cross-claims against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress Parkside's business, and therefore its value, thus enabling him to acquire the facility he previously sold to DIS at a depressed price, were tried before a jury in Santa Monica, California, from July 28, 1999 through August 20, 1999. Having abandoned their claims for defamation and interference with existing and prospective business advantage prior to trial, plaintiffs went forward with their claim for breach of plaintiffs' professional services contract with DIS, their claim for breach of the implied covenant of good faith and fair dealing arising therefrom, their claims arising from the warrant, as well as their claims for fraud, conversion, breach of fiduciary duty, and for negligent and intentional infliction of emotional distress. During the trial, the Court granted verdict in the Company's favor on the latter claim and dismissed all punitive damages allegations. On the complaint, the jury awarded a verdict against the Company in the amount of $1,000,000 on the warrant claim, $259,345 on the claims based upon the professional services contract, $226,650 on the breach of fiduciary duty and conversion claims, $445,000 on the claim for negligent infliction of emotional distress, and interest thereon. On the cross-complaint, DIS was awarded $180,000 for breach of contract on its claim that the plaintiffs failed to deliver a valid and enforceable assignment of the leasehold premises when DIS purchased Parkside Radiology in 1994. Additionally, one of the Company's insurance carriers has reimbursed the Company $691,683.42 against its attorney's fees. Both sides have sought an award of attorney fees and have filed appeals of the jury's awards against them. The Company intends to vigorously pursue its appellate rights and remedies.

         (c) An action entitled "Sterling Diagnostic Imaging, Inc. v. Primedex Health Systems, Inc., Radnet Management, Inc. and Diagnostic Imaging Services, Inc." was filed in New Castle County [Delaware] Superior Court, Case No. 98C-10-112 [HLA], and a separate action entitled "Diagnostic Imaging Services, Inc. v. Sterling Diagnostic Imaging, Inc." was filed in Contra Costa County [California] Superior Court bearing Case No. C98-04298. This matter was initiated on June 5, 1998, when Sterling filed a demand for Arbitration before the American Arbitration Association in Philadelphia, seeking to enforce a film purchase agreement between DIS and E.I. du Pont de Nemours and Company ["DuPont"]. In October 1998, both DIS and Sterling commenced civil actions in state court. Sterling's action, filed in the Delaware Superior Court, sought to compel arbitration or, in the alternative, sought damages for breach of contract against DIS, seeking to recover $5,000,000. DIS was also sued for civil conspiracy, along with defendants Radnet Management, Inc. and the Company, who, were additionally sued on alternative theories of alter ego [of DIS] and tortious interference with DIS's alleged contract with Sterling. Following the filing of a motion to dismiss by DIS, Sterling filed an amended complaint abandoning its attempt to compel arbitration. DIS and the other defendants filed motions seeking to either dismiss the action entirely or, alternatively, to stay the action pending the resolution of the California action. The Delaware court dismissed the action as to the Company and Radnet Management, Inc. and stayed the action as to DIS pending the hearing in California. The DIS action against Sterling sought declaratory relief on claims that Sterling was not a proper assignee of the DIS contract with DuPont and thus had no standing. Sterling filed its claims as a cross-complaint in DIS's California action in April 1999. In the summer of 1999, the parties entered into settlement discussions which have resulted in a resolution of all actions. The settlement, which is in the process of being documented, requires DIS to pay Sterling $700,000 over five years on the following terms: an initial payment of $100,000, a payment of $100,000 one year later and the remaining $500,000 paid in monthly installments of $7,066.95 (starting after the first $100,000 payment) including five percent interest amortized over seven years, with a balloon payment of $161,083.34 at the end of five years.

         The Company's subsidiaries are currently parties to other litigation, none of which is deemed by management to be material in nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         Inapplicable.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON
-------  ----------------------------------

           STOCK AND RELATED STOCKHOLDER MATTERS
           -------------------------------------

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

                                  Bid Price(1)                 Asked Price(1)
                                  ---------                    -----------
Quarter Ended               High             Low         High                Low
-------------               ----             ---         ----                ---

January 31, 1999             .27             .08          .29                .09
April 30, 1999               .16             .11          .18                .13
July 31, 1999                .21             .13          .23                .14
October 31, 1999             .15             .09          .17                .11

January 31, 1998             .26             .26          .32                .28
April 30, 1998               .20             .20          .25                .22
July 31, 1998                .14             .13          .16                .15
October 31, 1998             .09             .09          .10                .10

 _____________
      (1)The above information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

      The last reported bid and asked prices for PHS Common Stock on the OTC Bulletin Board on February 1, 2000, were $.10 and $.11, respectively. As of February 1, 2000, the number of holders of record of PHS Common Stock was 2,730. However, a substantial number of PHS' outstanding shares of Common Stock were owned of record on said date by "Cede & Co.," the nominee for Depository Trust Company, the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of PHS Common Stock is substantially greater than 2,730.

      During fiscal 1997, PHS repurchased an aggregate of 325,000 shares of its outstanding common stock for an aggregate $133,220 and repurchased $2,906,000 of its outstanding debentures for a purchase price of $1,984,093 in open market purchases from unaffiliated third parties. During fiscal 1998, PHS repurchased $2,205,000 outstanding debentures for a purchase price of $1,484,943. During fiscal 1999, PHS repurchased an additional $676,000 of its outstanding debentures for a purchase price of $337,215 from unaffiliated third parties. In addition, effective December 18, 1998, $5,000 of face value debentures were converted into 500 shares of the Company's common stock.

      Recent Sales of Unregistered Securities
      ---------------------------------------

      In reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Company issued its common stock to two individuals in connection with the exercise of outstanding options aggregating 325,000 shares.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
-------  ------------------------------------

                                                                                      YEARS ENDED
                                                                                      OCTOBER 31,

                                                    --------------------------------------------------------------------------------
                                                                           (000's except per share amounts)

OPERATING DATA:                                         1999             1998             1997             1996             1995
                                                    ------------     ------------     ------------     ------------     ------------
Gross Revenues                                      $   170,518      $   132,595      $   132,569      $   111,381      $    88,884

Operating Expenses                                       70,359           75,329           74,687           58,372           98,124

[Loss] from Investee Transactions                            --               --               --             (314)              --

Income [Loss] from Continuing Operations                 (9,071)         (28,543)            (748)          (8,361)         (57,616)
[Exclusive of Non-Recurring Items] Net of Taxes**
Income [Loss] from Discontinued Operations                   --               --               --               --           (3,813)
Net [Loss] Income Before Extraordinary Items and        (10,627)         (29,497)          (2,343)          (9,511)         (62,370)
Change in Accounting Principle
Extraordinary Items- Gain                                 1,556              955            1,595            1,150              941

Change in Accounting Principle                               --             (779)              --               --               --

[Loss] Income Per Common Share From Continuing             (.27)            (.75)            (.06)            (.24)           (1.54)
Operations Before Extraordinary Items
[Loss] Income Per Common Share from Discontinued            .04              .02              .04               --             (.09)
Operations
[Loss] Income Before Extraordinary Items                   (.23)            (.75)            (.06)            (.24)           (1.63)

Net [Loss] Income Per Common Share                         (.23)            (.75)            (.02)            (.21)           (1.61)

Cash Dividends Per Common Share                              --               --               --               --               --

BALANCE SHEET DATA:                                           3               59              130              152            3,929
Cash and Cash Equivalents
Total Assets*                                            72,247           62,656           86,340          105,931           66,760

Total Long-Term Liabilities                              79,023           79,282           76,843           85,464           54,088

Total Liabilities                                       136,604          118,016          111,270          130,792           82,002

Working Capital [Deficit]                               (38,007)         (20,191)         (12,027)         (22,627)          (4,337)

Stockholders' Equity [Deficit]                          (64,357)         (55,360)         (24,930)         (24,861)         (15,242)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
-------------

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

In November of 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"] which acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of cash, notes and assumed assets and liabilities. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for approximately $13,500,000 in cash, notes and assumed liabilities. The sale resulted in a gain of approximately $10,400,000. The Company continues to operate RMIS which provides utilization review services. The statements of operations and cash flows for the years ended October 31, 1999, 1998 and 1997 reflect the operations and cash transactions with RMIS.

On March 25, 1996, the Company purchased 3,478,261 shares, or approximately 31%, of Diagnostic Imaging Services, Inc. ["DIS"] for $4,000,000 and acquired a five-year warrant to purchase an additional 1,521,739 shares of DIS stock at $1.60 per share. The $4 million was borrowed by the Company from a primary lending source. During the four-month period ended July 31, 1996, the investment yielded a loss to the Company of $313,649. Effective August 1, 1996, the Company issued a five-year promissory note for $3,272,046, and five-year warrants to purchase 4,130,000 shares of PHS common stock at $.60 per share, to acquire an additional 3,228,046 shares of DIS common stock. The purchase made PHS the majority shareholder in DIS with approximately 59% ownership.

In subsequent purchases through February 10, 2000, the Company acquired or purchased an additional 3,472,137 shares of DIS common stock for $4,181,841 increasing its total ownership to approximately 90% [excluding treasury shares]. The Statements of Operations and Cash Flows for the years ended October 31, 1999, 1998 and 1997 reflect the operations and cash transactions of DIS.

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

BASIS OF PRESENTATION

The financial information included in this Form 10-K has been prepared without audit (refer to report on page F-1 of financial statements included herein). In the opinion of management, financial information includes all adjustments and disclosures necessary for a fair presentation in accordance with generally accepted accounting principles.

DISCUSSION OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 1999 VS.
OCTOBER 31, 1998

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

RESULTS OF OPERATIONS

The discussion of the results of continuing operations includes PHS, Radnet, RMIS and DIS for the year ended October 31, 1999 and 1998.

For the year ended October 31, 1999, the Company had operating income from continuing operations of $1,898,524 which includes impairment losses of $478,646. For the year ended October 31, 1998, the Company had operating losses from continuing operations of $16,508,162 which includes impairment losses of $12,677,324.

The Company generated gross revenue of $170,517,885 and $132,594,891 and net revenue of $72,257,665 and $58,820,543 for the years ended October 31, 1999 and 1998, respectively. During the years ended October 31, 1999 and 1998, Radnet generated gross revenue of $147,533,961 and $111,648,718, respectively, PHS generated gross billing revenue of $-0- and $215,975, respectively, and DIS generated gross revenue of $22,983,924 and $20,730,198, respectively [net of elimination entries]. During the years ended October 31, 1999 and 1998, Radnet generated net revenue of $59,845,230 and $47,555,149, respectively, RMIS generated net revenue of $-0- and $37,427, respectively, PHS generated net billing revenue of $-0- and $215,975, respectively, and DIS generated net revenue of $12,412,436 and $11,011,992, respectively [net of elimination entries].

The Company's net revenue increased approximately 23% for the year ended October 31, 1999 primarily due to the addition of new centers, including but not limited to, Redondo Imaging Center and Loma Vista, the addition or improvement of medical equipment and the addition of new contracts. In addition, during the year ended October 31, 1998, the Company began the process of consolidating many of its internal and external billing systems into two systems company-wide based upon geographic considerations. With this process, the balances on the Company's previous systems were sent to collection agencies and the values were written-down considerably to account for their age and higher one-time collection fees. In addition, historical workers compensation [pre-1994] and personal injury files were written-off or adjusted for current trends in collection yields, increased age and uncollectibility, and bad debts were recorded on a few of the Company's contracted payors who did not pay or defaulted on note or payment arrangements. During the year ended October 31, 1998, approximately $4 million in additional contractual adjustments or provisions for bad debt were recorded for these accounts receivable adjustments.

For the years ended October 31, 1999 and 1998, operating expenses totaled $70,359,141 and $75,328,705, respectively. For the year ended October 31, 1999, Radnet's operating expenses were $55,841,840, RMIS's operating expenses were $40,080, DIS's operating expenses were $12,183,666 and PHS's overhead expenses were $2,293,556 [net of elimination entries]. For the year ended October 31, 1998, Radnet's operating expenses were $51,294,476, RMIS's operating expenses were $334,293, DIS's operating expenses were $21,313,209 and PHS's overhead expenses were $2,386,727 [net of elimination entries].

During the years ended October 31, 1999 and 1998, the Company recognized impairment losses, included in operating expenses, of $478,646 and $12,677,324, respectively. For the years ended October 31, 1999 and 1998, the Company incurred expenses for salaries and professional reading fees of $30,991,224 and $25,919,490, respectively, building and equipment rental expenses of $5,562,000 and $5,412,407, respectively, general and administrative expenses of $22,124,194 and $19,978,762, respectively, provisions for bad debt of $3,110,962 and $2,698,139, respectively, and depreciation and amortization expense of $7,708,976 and $8,642,583, respectively.

For the year ended October 31, 1999 and 1998, interest income was approximately $398,000 and $140,000, respectively. During fiscal 1999, no interest income was recognized on a related party note receivable in which the due date was extended to February 2002. For the years ended October 31, 1999 and 1998, interest expense was approximately $10,713,000 and $9,279,000, respectively.

For the years ended October 31, 1999 and 1998, the gain on sale of subsidiaries and Divisions was approximately $-0- and $965,000 respectively. Fiscal 1998's gain primarily consisted of additional proceeds of approximately $595,000 for the Company's agreement to a IRS Section 338 (h)(10) Election as part of the FDI sale transaction, a final FDI sale reconciliation adjustment of approximately $70,000, a gain from the partnership dissolution of LaHabra of approximately $48,000, and a gain from the sale of SCV of approximately $252,000.

For the year ended October 31, 1999 and 1998, other income was approximately $398,000 and $394,000, respectively. Other income consisted primarily of professional fee income, record copy income, net gains on the sale or disposal of assets, rental income, covenant not-to-compete income and rebates. Other expenses consisted primarily of modification fee costs, discounts on notes receivable, net losses on the sale or disposal of assets and write-offs of offering costs associated with bond repurchases. During fiscal 1998, the Company also recognized a net gain of approximately $297,000 from the conversion of DHS common stock [received as payment on the $1,500,000 in post closing payments from the sales of four of DIS's hospital-based MRI facilities and the sale of SCV] into cash.

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

For the years ended October 31, 1999 and 1998, the Company had gains on early extinguishment of debt of $1,556,121 and $954,533, respectively. During the years ended October 31, 1999 and 1998, gains from the retirement of bonds were approximately $339,000 and $720,000, respectively, and gains from the settlement of notes were approximately $1,217,000 and $235,000, respectively. For the year ended October 31, 1998, the Company wrote-off capitalized fees and organization costs of approximately $780,000 upon the early adoption of Statement of Position ["SOP"] No. 98-5, "Reporting on the Costs of Start-up Activities."

For the years ended October 31, 1999 and 1998, the Company had net losses of $9,071,221 and $29,321,832, respectively. For the year ended October 31, 1999, Radnet realized net losses of $841,970, RMIS realized net losses of $40,080, DIS realized net losses of $3,606,927 and PHS realized net losses of $4,582,244 [net of elimination entries]. For the year ended October 31, 1998, Radnet realized net losses of $8,839,831, RMIS generated net losses of $182,136, DIS realized net losses of $16,699,060 and PHS realized net losses of $3,600,805 [net of elimination entries].

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased for the years ended October 31, 1999 and 1998 by $56,857 and $70,022, respectively.

Cash utilized for investing activities for the year ended October 31, 1999 was $5,865,555. Cash generated from investing activities for the year ended October 31, 1998 was $1,282,607.

During the year ended October 31, 1999, the Company purchased property and equipment for $6,657,055, acquired an additional 390,100 shares of DIS common stock for $50,000 in cash [and $437,625 in notes payable], acquired the assets of Tarzana Imaging Center ["Tarzana"] for $50,000, paid loan fees of $117,500, made loans to related parties of $80,000 and received proceeds from the sale of medical equipment of $1,089,000.

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

Cash generated from financing activities for the years ended October 31, 1999 and 1998 was $4,464,109 and $134,066, respectively. For the year ended October 31, 1999 and 1998, the Company made principal payments on notes payable and capital lease obligations of $14,527,872 and $8,077,336, respectively. The fiscal 1999 increase was primarily due to increases in obligations as well as the settlement of one of the Company's notes payable at a 20% discount utilizing proceeds borrowed from another lending source. In addition, during fiscal 1998, the Company restructured its capital lease obligations and notes payable with its two primary lendors extending terms, reducing monthly payments and skipping at least one principal payment during the year. For the years ended October 31, 1999 and 1998 the Company received proceeds from borrowings on lines of credit and notes payable of $18,860,523 and $8,180,082, respectively. During fiscal 1999, the Company increased its lines of credit borrowing $9,719,983 from fiscal 1998 and received working capital proceeds from other outside lendors of $9,140,540. For the years ended October 31, 1999 and 1998, the Company purchased $676,000 face value subordinated bond debentures for $337,215 and purchased $2,205,000 debentures for $1,484,943, respectively. For the years ended October 31, 1999 and 1998, the Company increased its cash overdraft by $623,673 and $1,410,513, respectively. For the year ended October 31, 1999, the Company distributed $100,000 to its joint venture partner and purchased $55,000 of treasury stock. For the year ended October 31, 1998, the Company received proceeds of $30,750 from the issuance of common stock and received joint venture proceeds of $75,000.

At October 31, 1999 and 1998, the Company had working capital deficits of $38,007,447 and $20,191,252, respectively. The 1999 increase in working capital deficit of $17,816,195 was primarily due to the increase in net lines of credit borrowings of approximately $9,720,000 and the classification of the Company's $5,225,000 note payable for the acquisition of DIS's preferred stock from DVI [due October 31, 2000] as a current liability. Included in 1999 and 1998 current liabilities of the Company are approximately $21.6 million and $11.9 million of revolving lines of credit liabilities, respectively.

The Company's future payments for debt and equipment under capital leases for the next five years, excluding operating lines of credit, will be approximately $46,050,000, $20,900,000, $16,225,000, $15,000,000 and $11,550,000. Interest
expense, excluding interest expense on operating lines of credit, for the Company for the next five years, included in the above payments, will be approximately $6,700,000, $4,900,000, $3,425,000, $2,200,000 and $1,025,000,
respectively. Interest on subordinated bond debentures is excluded. In addition, the Company has noncancellable operating leases for use of its facilities and certain medical equipment which will average approximately $4,000,000 in annual payments over the next five years.

The Company estimates interest payments on its bond debentures to be approximately $1,995,000 for fiscal 2000. The quarterly payments are paid on January 1, April 1, July 1 and October 1 of each year. Subsequent to year-end, as of February 10, 2000, the Company purchased $84,000 face value bond debentures for $43,680. The Company will retire all of these bonds.

The Company's working capital needs are currently provided under three lines of credit. Under one agreement with Coast Business Credit, due December 31, 2001, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $20,000,000 or the prior 120-days' cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's [Beverly Radiology's] assets, the President and C.E.O. of PHS has personally guaranteed $6,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At October 31, 1999, approximately $16,100,000 was outstanding under this line.

Under a second line of credit with DVI Business Credit, due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At October 31, 1999, approximately $2,200,000 was outstanding under this line.

The Company entered into an additional line of credit agreement with DVI Business Credit, due October 31, 2000, where the Company may borrow up to $3,500,000 to either (a) pay off in full the promissory note dated 10/1/94 issued to Tower Radiology, et. al. ["Tower Goodwill"], or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. This line is also collateralized by the Tower division's accounts receivable. At October 31, 1999, approximately $3,300,000 was outstanding under this line.

As of October 31, 1999, the bank's prime rate was 8.25%. Under the various formulas, total funds available for borrowing under the three lines of credit was approximately $4.2 million at October 31, 1999.

OPERATING PLANS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced recurring losses from operations and has a deficiency in equity of $64,357,000 and a working capital deficiency of $38,007,000, which raise substantial doubt about its ability to continue as a going concern. Over the past several years, management has been addressing the issues that have led to these deficiencies. Results of management's plans and efforts have been positive, as indicated by recent improvement in operating income, however, continued effort is planned in the future to allow the Company to continue to operate and ultimately return the Company to profitability. Such actions and plans include:

- Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In November 1999, the Company opened a new center in Long Beach, California, which has experienced favorable performance in its initial months of operations.
- Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. In January 2000, the Company entered into three new capitation contracts that will significantly increase business in at least four Southern California facilities.
- Increase revenue through new fee for service arrangements where opportunities exist. In January 2000, the Company was successful in negotiating a new fee for service arrangement that will substantially increase patient volume in four Southern California facilities.
-   Consolidate underperforming facilities to reduce operating cost duplication.
- Continue to evaluate all facilities' operations and trim excess operating costs as well as general and administrative costs where it is feasible to do so.
- Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. In 1999, this was done in many of the facilities, resulting in increased revenue.
- Selectively seek opportunities to hire physicians who have the requisite skills and knowledge to deliver new and additional services where deficiencies have been identified in underperforming facilities.
- Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The company has demonstrated success doing so in the past, and in December 1999, successfully refinanced a portion of existing notes and obtained additional working capital.

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

 NEW AUTHORITATIVE PRONOUNCEMENTS

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

YEAR 2000

The Company prepared its systems and applications for the year 2000 (Y2K) through its Company wide Y2K program. The issue the Y2K program addressed was the use of a two-digit year field instead of a four digit year field in computer systems. If computer systems cannot distinguish between the year 1900 and the year 2000, system failures or other computer errors could result. To date, the Company is not aware of the occurrence of any significant Y2K problems being reported.

The Company estimates it expended somewhat less than the $100,000 it estimated it might incur in connection with Y2K expenses. Any further expenditures necessary would likely be in connection with verification of third party interface with the Company's systems.

INFLATION

To date, inflation has not had a material effect on the Company's operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The Financial Statements are attached hereto and begin on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------

         See Form 8-K and Amendment No. 1 to From 8-K filed for the event of December 1, 1999 with respect to information concerning the change in the Company's Accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

              The following table sets forth certain information with respect to each of the directors and those executive officers of the Company performing a policy-making function for PHS as of February 1, 2000:

Name                          Age    Director or Officer Since    Position with Company
----                          ---    -------------------------    ---------------------
Howard G. Berger, M.D.*       54              1992                President, Treasurer, Chief
                                                                  Executive and Financial
                                                                  Officer, and Director

Norman R. Hames               42              1996                Vice President, Secretary, Chief
                                                                  Operating Officer and Director

Jaana Shellock*               37              1996                Director

Michael J. Krane, M.D.        55              1992                Vice President, Director of Medical
                                                                  Operations

--------
          *Member of the Stock Option Committee

         The following is a brief account of the business experience of each PHS director and executive officer during the past five years.

         HOWARD G. BERGER, M.D. is the President and Chief Executive Officer of PHS. Dr. Berger is the 99% owner of BRMG which supplies the medical services at a number of the Company's imaging centers. Dr. Berger has been principally engaged since 1987 in the same capacities for the predecessor entities. (See
Item 13.) Dr. Berger also serves as a director of Diagnostic Imaging Services, Inc.

         NORMAN R. HAMES, was a founder of Diagnostic Imaging Services, Inc. and has since 1986, served as the president and a director of that entity.

         JAANA SHELLOCK has, since 1989, served as the president and a director of Future Diagnostics, Inc.

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

         The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 1999, while the Board of Directors held numerous meetings, they took board action by unanimous written consent, which was done on one occasion. All directors participated in all such action.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

         The following table sets forth information concerning the compensation earned during the three years ended on October 31, 1999 by any individual serving as the Company's Chief Executive Officer at any time during fiscal 1999 and by any other executive officer of the Company who earned at least $100,000 during fiscal 1999.


                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation(1)                              Long-Term Compensation
                             -----------------------------------------------  ------------------------------------------------------

                                                                   Other       Securities    Restricted
Name and                  Year Ended                               Annual      Underlying       Stock        LTIP        All Other
Principal Position           10/31  Salary($)(2)     Bonus($)     Comp.($)     Options (#)    Awards($)   Pay-outs($)     Comp($)
------------------           -----  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Howard G. Berger, M.D.       1999   $    75,000            --            --            --            --            --            --
Chief Executive Officer      1998   $   100,000            --            --            --            --            --
[beginning 9/1/96]           1997   $    78,000            --            --            --            --            --            --

Norman Hames
Vice President, Secretary    1999   $   150,000            --            --            --            --            --
and Chief Operating Officer  1998   $   139,000            --            --            --            --            --
of PHS and President of DIS  1997   $   150,000            --            --            --            --            --            --

Michael J. Krane, M.D.       1999   $   100,000            --            --            --            --            --            --
Vice President               1998   $    96,000            --            --            --            --            --            --
                             1997   $   103,846            --            --            --            --            --

(1) The dollar value of perquisites and other personal benefits, if any, for each of the named executive officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2) Does not include $300,000 per annum received from Beverly Radiology Medical Group (see "Employment Contracts").

EMPLOYMENT CONTRACTS

         As of January 1, 1994, Beverly Radiology Medical Group entered into an eight year Management Consulting Agreement with Howard G. Berger, M.D. whereby Dr. Berger agreed to serve as the chief executive for the partnership entities for $300,000 per year.

         Norman Hames has an employment agreement with Diagnostic Imaging Services, Inc. ending in 2001 whereby he serves as president of that company and receives annual compensation of $150,000.

STOCK OPTIONS

         During the fiscal year ended October 31, 1999, no options were granted to a person who served as chief executive officer of PHS during such year or to a PHS executive officer, or chief executive officer of a PHS subsidiary, who earned at least $100,000 in compensation during such year.

         At October 31, 1999, the Company had an Incentive Stock Option Plan in force. Under the Plan, an aggregate 2,000,000 shares of Common Stock are reserved for issuance upon exercise of outstanding incentive stock options. Outstanding options are held by eight Company employees at exercise prices ranging from $.15 to $.53 per share.

         Other than the warrants held by Norman Hames (see "Item 13. Certain Relationships and Related Transactions") there are no options outstanding at October 31, 1999, held by the individuals named in the Summary Compensation Table.

DIRECTOR COMPENSATION

         Directors do not receive a fee for their services as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1999 all executive compensation has been determined by the three member board of directors of PHS, Howard G. Berger, M.D., Norman Hames and Jaana Shellock. In addition, no individual who served as an executive officer of the Company during fiscal 1997, served during fiscal 1999 on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on the board of directors of the Company, except that Howard G. Berger, M.D., chairman and president of RadNet and Norman Hames, vice president and a director of the Company serves as a director and as president and a director of Diagnostic Imaging Services, Inc., respectively. See "Summary Compensation Table" herein in this Item 11 and Item 13 herein as to transactions involving the Company and Dr. Berger and Mr. Hames.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of PHS Common Stock as of February 1, 2000, by (i) each holder known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each of the Company's directors and executive officers [including officers listed in the Summary Compensation Table] as a group. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of PHS Common Stock outstanding at such date and all shares of Common Stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

Name of                             Shares of Common Stock
Beneficial Owner                    Beneficially Owned(1)       Percent of Class
----------------                    ---------------------       ----------------

Howard G. Berger, M.D.*               12,809,428(2)                        26.6%

Jaana Shellock*                          500,000(3)                         1.0%

Norman Hames*                          2,913,550(4)                         6.1%

Michael J. Krane, M.D.                 2,216,228                            4.6%

All directors and executive
officers of the Company as
a group [four persons]                18,439,206(5)                        38.3%
-----------
         *The address of all of the Company's officers and directors is c/o the Company, 1516 Cotner Avenue, Los Angeles, California 90025.

         (1) Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

         (2)Includes 343,200 shares issuable upon conversion of PHS outstanding convertible debentures convertible at $10 per share. On June 5, 1995, Howard G. Berger, M.D. president and a director of PHS consummated the purchase of 10,000,000 shares of PHS' common stock from Robert E. Brennan, PHS' then principal shareholder. The purchase price for the shares was $.14 per share or $1,400,000 in the aggregate consisting of (a) a $300,000 cash payment paid by Dr. Berger using personal funds, (b) Dr. Berger's five-year 8% promissory note in the principal amount of $700,000 and (c) the assignment by Dr. Berger of rights to receive 2,466,228 shares of CareAd Common Stock upon the Distribution of same. Mr. Brennan also had the right to receive additional payments based upon future market prices for PHS' common stock equal to 25% of the difference between the market price for the shares sold and the initial $.14 purchase price per share, payable at various times over a nine-year period. As Dr. Berger was granted the right to make "additional payments" in cash or in shares of PHS' common stock [or combination thereof], Mr. Brennan was granted certain rights to register any stock so transferred to him as additional payments under the Securities Act of 1933, at PHS' expense, so as to permit the public offer and sale of such shares. On August 7, 1995, Mr. Brennan filed for bankruptcy under Chapter 11. On June 10, 1998, the trustees in the bankruptcy proceeding commenced a legal action to impose a trust over the PHS common stock and to require the Company to pay the estate $1,000,000 plus interest from August 1994. In September 1999, all rights of Mr. Brennan were terminated in exchange for Dr. Berger's payment of $488,872.34 and the Company's delivery of all 283,334 shares of CareAd Common Stock owned by the Company.

         (3)Represents options exercisable at $.15 per share.

         (4)Represents options exercisable at $.60 per share.

         (5)See the above footnotes. Includes 12,216,228 shares owned of record and 3,756,750 shares issuable upon exercise of presently exercisable options and convertible debentures.

         As a result of his stock ownership and his positions as president and a director of the Company, Howard G. Berger, M.D. may be deemed to be a controlling person of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         Howard G. Berger, M.D. [see "Items 10 and 12"] is the 99% owner of Beverly Radiology Medical Group, Inc. and Pronet Imaging Medical Group, Inc., who together have formed the partnership known as Beverly Radiology Medical Group, which has executed a Management and Services Agreement with RadNet and DIS pursuant to which it supplies the professional medical services at most of the Company's imaging centers and Temecula Oncology Center [see "Item 1] through 2002. In April 1996, the Company renegotiated the Agreement with BRMG whereby the management fees paid to the Company by BRMG were increased from 79% of collections to 81% in consideration of the Company's payment to BRMG of $1,100,000. The amount paid was determined based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement of the increased percentage to be received by the Company. In fiscal 1999, Dr. Berger was paid $ 300,000 and Dr. Krane was paid $150,000 by BRMG.

         At October 31, 1995 Howard G. Berger and Michael J. Krane were each indebted to PHS in the amount of $1,500,000 based on loans extended to Drs. Berger and Krane at the time of the Company's acquisition of RadNet in June 1992. In April 1996, Dr. Krane discharged his obligation by paying the Company $1,400,000 and agreeing to renegotiate his employment contract with the Company to provide for reduced compensation and a reduced time commitment. Dr. Berger, in August 1996, paid $500,000 against his obligation. In consideration of the early payment the Company offered to extend the remaining one million dollars due to February 1998. The note has been extended to February 28, 2002.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

        (a) FINANCIAL STATEMENTS - The following financial statements are filed herewith:
                                                                                                             Page No.
                                                                                                             --------

        Independent Auditor's Report.......................................................................  F-1

        Consolidated Balance Sheets........................................................................  F-2


        Consolidated Statements of Operations..............................................................  F-3

        Consolidated Statements of Stockholders' Deficit...................................................  F-4

        Consolidated Statements of Cash Flows..............................................................  F-5 to F-7

        Notes to Consolidated Financial Statements.........................................................  F-8 to F-27

            SCHEDULES - The Following financial statement schedules are filed herewith:

        Independent Auditor's Report on Supplemental Schedule..............................................  S-1

        Schedule II - Valuation and Qualifying Accounts....................................................  S-2

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (b) EXHIBITS - The following exhibits are filed herewith or incorporated by reference herein:

                                                                                                       Incorporated by
Exhibit No.   Description of Exhibit                                                                    Reference to
-----------   ----------------------                                                                    ------------

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

10.30         Consulting Agreement and Stock Put with Steven R. Hirschtick                                   (I)

------------------

   (A) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-1 [File No. 33-51870].
   (AA) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File 33-73150].
   (B) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File No. 33-59888].
   (C) Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992.
   (D) Incorporated by reference to exhibit filed with PHS' annual report on Form 10-K for the year ended October 31, 1994.
   (E) Incorporated by reference to exhibit filed with PHS' Form 8-K report for June 5, 1995.
   (F) Incorporated by reference to exhibit filed with PHS' Form 8-K report for August 4, 1995.
   (G) Incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 1996.
   (H) Incorporated by reference to exhibit filed with Form 8-K report for September 8, 1997.
   (I) Incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 1997.

     22             Subsidiaries                    PHS % Ownership     State of Incorporation
                    ------------                    ---------------     ----------------------

          RadNet Management, Inc.                        100%                 California
          RadNet Managed Imaging Services, Inc.          100%                 California
          RadNet Sub, Inc.                                (1)                 California
          Diagnostic Imaging Services, Inc.               90%                  Delaware

     --

                 (1) Wholly-owned subsidiary of RadNet Management, Inc.


                 (c) REPORTS ON FORM 8-K No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Primedex Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and affiliates as of October 31, 1999 and the related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primedex Health Systems, Inc. and affiliates as of October 31, 1999, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 18 the Company has experienced recurring losses from operations, and has a substantial deficit of capital and working capital. These matters raise substantial doubt about the company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated balance sheet as of October 31, 1998, and the consolidated statements of operations, stockholders' deficit, and cash flows for the years ended October 31, 1998 and 1997 were previously reported upon by other auditors, whose report dated January 15, 1999 expressed an unqualified opinion on those statements. In March 1999, the Securities and Exchange Commission ruled that the auditors were not independent and therefore not in compliance with the requirements of the federal securities laws and Rule 2-01 of Regulation S-X, and that the financial statements reported upon are considered to be unaudited. We have not audited the 1998 and 1997 financial statements and, accordingly, express no opinion or other form of assurance on them.

                                                      MOSS ADAMS LLP
Los Angeles, California
January 28, 2000

--------------------------------------------------------------------------------
                                                                             F-1

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31,                                                            1998            1999
-----------------------------------------------------------------------------------------------
                                                                    (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $     59,495   $      2,638
  Accounts receivable, net                                           15,429,057     16,694,368
  Unbilled receivables and other receivables                             58,545        441,208
  Due from related party                                                140,000        206,200
  Other                                                               1,940,230      1,628,999
                                                                   -------------  -------------
              Total current assets                                   17,627,327     18,973,413
                                                                   -------------  -------------

PROPERTY AND EQUIPMENT,  net                                         26,970,584     37,666,620
                                                                   -------------  -------------

OTHER ASSETS
  Accounts receivable, net                                            3,713,956      3,040,416
  Due from related parties                                              133,260         87,795
  Goodwill, net                                                      11,313,907     10,594,678
  Other                                                               2,897,380      1,883,917
                                                                   -------------  -------------
              Total other assets                                     18,058,503     15,606,806
                                                                   -------------  -------------

                                                                   $ 62,656,414   $ 72,246,839
                                                                   =============  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Cash overdraft                                                   $  1,729,994   $  2,353,667
  Accounts payable, accrued expenses and other                       11,500,158     15,085,479
  Current portion of notes and leases payable                        24,388,427     39,341,714
  Deferred revenue                                                      200,000        200,000
                                                                   -------------  -------------
              Total current liabilities                              37,818,579     56,980,860

LONG-TERM LIABILITIES
  Subordinated debentures payable                                    20,718,000     20,037,000
  Notes payable to related party                                      2,553,854      2,553,854
  Notes and leases payable, net of current portion                   54,143,158     54,882,513
  Accrued expenses                                                      399,872        283,024
  Deferred revenue                                                    1,466,666      1,266,666
                                                                   -------------  -------------
              Total long-term liabilities                            79,281,550     79,023,057

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                            676,114        440,063

REDEEMABLE STOCK                                                        240,000        160,000

STOCKHOLDERS' DEFICIT                                               (55,359,829)   (64,357,141)
                                                                   -------------  -------------

                                                                   $ 62,656,414   $ 72,246,839
                                                                   =============  =============

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS    F-2

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31,                                                1997            1998          1999
--------------------------------------------------------------------------------------------------------------
                                                                    (unaudited)    (unaudited)
REVENUE
    Revenue                                                        $132,569,387   $132,594,891   $170,517,884
    Less: Allowances                                                 65,550,880     73,774,348     98,260,219
                                                                   -------------  -------------  -------------
            Net revenue                                              67,018,507     58,820,543     72,257,665

OPERATING EXPENSES
    Operating expenses                                               58,724,827     51,310,658     59,060,558
    Depreciation and amortization                                     8,783,419      8,642,584      7,708,976
    Provision for bad debts                                           1,962,837      2,698,139      3,110,961
    Restructuring costs                                                 662,026              -              -
    Impairment loss on long-lived assets                              4,553,783     12,677,324        478,646
                                                                   -------------  -------------  -------------
            Total operating expenses                                 74,686,892     75,328,705     70,359,141
                                                                   -------------  -------------  -------------
            Income (loss) from operations                            (7,668,385)   (16,508,162)     1,898,524
                                                                   -------------  -------------  -------------

OTHER INCOME (EXPENSE)
    Interest expense, net                                            (9,549,337)    (9,138,911)   (10,674,256)
    Financing costs                                                           -     (5,207,900)             -
    Loss on legal judgments and settlements                                   -              -     (2,455,995)
    Gain on sale of subsidiaries, divisions and assets               16,082,302        965,616         70,214
    Other                                                              (637,850)       393,898        398,119
                                                                   -------------  -------------  -------------
            Total other income (expense)                              5,895,115    (12,987,297)   (12,661,918)
                                                                   -------------  -------------  -------------

LOSS BEFORE MINORITY INTEREST, EXTRAORDINARY
    ITEM AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                             (1,773,270)   (29,495,459)   (10,763,394)
                                                                   -------------  -------------  -------------
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                          (569,931)        (1,612)       136,052
                                                                   -------------  -------------  -------------
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         (2,343,201)   (29,497,071)   (10,627,342)
EXTRAORDINARY ITEM - GAIN FROM EXTINGUISHMENT
    OF DEBT (NET OF INCOME TAXES OF $-0-)                             1,595,106        954,533      1,556,121
                                                                   -------------  -------------  -------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                               (748,095)   (28,542,538)    (9,071,221)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE (NET OF INCOME TAXES OF $-0-)                                   -       (779,294)             -
                                                                   -------------  -------------  -------------

NET LOSS                                                           $   (748,095)  $(29,321,832)  $ (9,071,221)
                                                                   =============  =============  =============

BASIC EARNINGS PER SHARE
    Loss before extraordinary gain and change in
      accounting principle                                         $      (0.06)  $      (0.75)  $      (0.27)
    Extraordinary gain                                                     0.04           0.02           0.04
    Change in accounting principle                                            -          (0.02)             -
                                                                   -------------  -------------  -------------
BASIC NET LOSS PER SHARE                                           $      (0.02)  $      (0.75)  $      (0.23)
                                                                   =============  =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING                                  38,853,904     39,069,178     38,973,908
                                                                   =============  =============  =============

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS    F-3

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED OCTOBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------------------------------------

                                    Common Stock, $.01 par value,
                                    -----------------------------
                                    100,000,000 shares authorized                   Treasury Stock, at cost
                                    -----------------------------     Paid-in     ----------------------------
                                        Shares         Amount         Capital        Shares         Amount
                                    -------------  --------------  -------------  -------------  -------------

BALANCE - OCTOBER 31, 1996            40,232,260   $     402,322   $ 99,411,150     (1,300,000)  $   (481,727)
   (unaudited)
   Issuance of common stock              200,000           2,000         23,000              -              -
   Amortization and write-off of
      deferred compensation                    -               -              -              -              -
   Purchase of treasury stock                  -               -              -       (325,000)      (133,220)
   Net loss                                    -               -              -              -              -
                                    -------------  --------------  -------------  -------------  -------------
BALANCE - OCTOBER 31, 1997            40,432,260         404,322     99,434,150     (1,625,000)      (614,947)
   (unaudited)
   Issuance of common stock              325,000           3,250         57,500              -              -
   Common stock subscribed                     -               -              -              -              -
   Issuance of stock put                       -               -       (240,000)             -              -
   Reclass due from related party              -               -              -              -              -
   Net loss                                    -               -              -              -              -
                                    -------------  --------------  -------------  -------------  -------------
BALANCE - OCTOBER 31, 1998            40,757,260         407,572     99,251,650     (1,625,000)      (614,947)
   (unaudited)
   Conversion of subordinated
      debentures to common stock             500               5          4,995              -              -
   Purchase of stock put                       -               -         80,000       (200,000)       (80,000)
   Discounted note, net                        -               -              -              -              -
   Net loss                                    -               -              -              -              -
                                    -------------  --------------  -------------  -------------  -------------
BALANCE - OCTOBER 31, 1999            40,757,760   $     407,577   $ 99,336,645     (1,825,000)  $   (694,947)
                                    =============  ==============  =============  =============  =============

(CONTINUED BELOW)

                                                                                    Stock          Total
                                      Deferred      Accumulated       Due from    Subscription   Stockholders'
                                    Compensation      Deficit      Related Party   Receivable       Deficit
                                    -------------  --------------  -------------  -------------  -------------

BALANCE - OCTOBER 31, 1996          $   (788,025)  $(123,405,034)  $          -   $          -   $(24,861,314)
   (unaudited)
   Issuance of common stock                    -               -              -              -         25,000
   Amortization and write-off of
      deferred compensation              788,025               -              -              -        788,025
   Purchase of treasury stock                  -               -              -              -       (133,220)
   Net loss                                    -        (748,095)             -              -       (748,095)
                                    -------------  --------------  -------------  -------------  -------------
BALANCE - OCTOBER 31, 1997                     -    (124,153,129)             -              -    (24,929,604)
   (unaudited)
   Issuance of common stock                    -               -              -              -         60,750
   Common stock subscribed                     -               -              -        (30,000)       (30,000)
   Issuance of stock put                       -               -              -              -       (240,000)
   Reclass due from related party              -               -       (899,143)             -       (899,143)
   Net loss                                    -     (29,321,832)             -              -    (29,321,832)
                                    -------------  --------------  -------------  -------------  -------------
BALANCE - OCTOBER 31, 1998                     -    (153,474,961)      (899,143)       (30,000)   (55,359,829)
   (unaudited)
   Conversion of subordinated
      debentures to common stock               -               -              -              -          5,000
   Purchase of stock put                       -               -              -              -              -
   Discounted note, net                        -               -         68,909              -         68,909
   Net loss                                    -      (9,071,221)             -              -     (9,071,221)
                                    -------------  --------------  -------------  -------------  -------------
BALANCE - OCTOBER 31, 1999          $          -   $(162,546,182)  $   (830,234)  $    (30,000)  $(64,357,141)
                                    =============  ==============  =============  =============  =============

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS    F-4

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31,                                                1997            1998          1999
--------------------------------------------------------------------------------------------------------------
                                                                    (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $   (748,095)  $(29,321,832)  $ (9,071,221)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                  8,783,419      8,642,584      7,708,976
       Amortization of management fee modification                      143,296        161,070        181,049
       Write-off offering costs                                         187,524        138,811         34,818
       Amortization of purchase discount                               (889,083)      (946,542)      (378,600)
       Minority interest in income (loss) of subsidiaries               569,931          1,612       (136,052)
       Provision for bad debts and allowance adjustments              1,505,344      1,346,272      2,039,434
       Loss (gain) on sale of assets, subsidiaries and divisions    (15,257,769)      (743,493)       (70,214)
       Provision for restructuring                                      662,026              -        (55,000)
       Imputed interest (income) expense                                (96,247)      (131,918)       190,823
       Deferred revenue - covenant not-to-compete                      (133,334)      (200,000)      (200,000)
       Write-off of deposits and other assets                           258,748         37,849              -
       Gain of sale of marketable securities                                  -       (297,376)             -
       Write down of long-lived assets                                4,553,783     12,677,324        478,646
       Financing costs                                                        -      5,207,900              -
       Loss on legal judgments and settlements                                -              -      2,455,995
       Loss on write down of related party receivable                         -              -         68,909
       Extraordinary gain, change in accounting principle, and
          discontinued operations                                    (1,752,198)      (175,239)    (1,555,588)
       Changes in assets and liabilities:
          Other assets                                                 (218,731)      (648,269)       253,738
          Accounts receivable                                           479,918      1,696,031     (2,593,204)
          Unbilled receivables                                         (402,682)       683,172       (407,314)
          Due to/from related parties                                   (88,567)             -              -
          Accounts payable, accrued expenses and other liabilities     (426,795)       385,349      2,196,955
                                                                   -------------  -------------  -------------
          Net cash from operating activities                         (2,869,512)    (1,486,695)     1,142,150
                                                                   -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of imaging centers - net of cash acquired            (2,131,498)    (1,739,120)      (100,000)
    Purchase of property and equipment                               (3,098,179)    (3,089,632)    (6,657,055)
    Proceeds from sale of divisions, centers, and equipment          26,001,073      3,144,217      1,089,000
    Loan fees                                                                 -              -       (117,500)
    Proceeds from sale of marketable securities                               -      3,082,627              -
    Proceeds from dissolution of partnership                                  -         94,515              -
    Loans to related parties                                            (30,000)      (235,000)       (80,000)
    Receipts from related parties                                             -         25,000              -
                                                                   -------------  -------------  -------------
          Net cash from investing activities                         20,741,396      1,282,607     (5,865,555)
                                                                   -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash overdraft                                                       68,689      1,410,513        623,673
    Principal payments on notes and leases payable                  (17,741,045)    (8,077,336)   (14,325,433)
    Proceeds from short and long-term borrowings                      2,373,554      8,180,082     18,860,523
    Purchase of treasury stock                                         (133,220)             -        (55,000)
    Purchase of subordinated debentures                              (1,984,093)    (1,484,943)      (337,215)
    Proceeds from issuance of common stock                                    -         30,750              -
    Joint venture proceeds                                                    -         75,000              -
    Joint venture distributions                                        (478,122)             -       (100,000)
                                                                   -------------  -------------  -------------
          Net cash from financing activities                        (17,894,237)       134,066      4,666,548
                                                                   -------------  -------------  -------------
NET DECREASE IN CASH                                                    (22,353)       (70,022)       (56,857)
CASH, beginning of period                                               151,870        129,517         59,495
                                                                   -------------  -------------  -------------
CASH, end of period                                                $    129,517   $     59,495          2,638
                                                                   =============  =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for
          Interest                                                 $ 10,070,345   $  9,290,539   $ 10,719,283
                                                                   =============  =============  =============
          Income taxes                                             $          -   $          -   $          -
                                                                   =============  =============  =============

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS    F-5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED OCTOBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $12,000,000, $4,780,000 and $5,965,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

         During the year ended October 31, 1999, the Company acquired the assets of an entity for $72,500 and recorded the liability as accrued expenses.

         During the year ended October 31, 1998, the Company wrote-off approximately $1,565,000 in net property and equipment, $285,000 in net accounts receivable, $735,000 in net goodwill, $19,000 in other assets, $865,000 in notes and lease obligations, $160,000 in other current liabilities and $398,000 of minority interest related to the sale of a joint venture.

         During the year ended October 31, 1998, the Company dissolved a partnership and upon the dissolution, the Company wrote-off approximately $270,000 of accounts receivable, $365,000 in net property, $155,000 of accrued expenses and $435,000 in minority interests.

         During the year ended October 31, 1998, the Company wrote-off approximately $4,008,000 in net property and equipment, $13,840,000 in net goodwill, $37,000 in other tangible assets and recorded an impairment loss of $17,885,000.

         During the year ended October 31, 1997, the Company wrote-off approximately $1,515,000 in net property and equipment, $2,875,000 in net goodwill, $230,000 in other assets and $785,000 in deferred compensation related to the closure of a service facility. The Company recorded an impairment loss of approximately $4,550,000 during the year ended October 31, 1997 after receiving $400,000 in exchange for the assets subsequent to closing the center.

         During the year ended October 31, 1997, the Company acquired the assets and related liabilities of an entity, and the Company recorded approximately $2,075,000 in net property and equipment, $725,000 in other receivables, and $2,600,000 in notes payable and capital leases related to the sale of the Ultrasound Division and four of its hospital-based MRI facilities.

         During the year ended October 31, 1999, $5,000 face value subordinated bond debentures were converted into 500 shares of the Company's common stock. During the year ended October 31, 1998, the Company issued 300,000 shares of common stock and recorded $30,000 as due from related parties.

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS    F-6

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED OCTOBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

         During the year ended October 31, 1997, the Company issued 200,000 shares of common stock and recorded $25,000 as due from employee.

         During the year ended October 31, 1999, a prior employee exercised his stock put for 200,000 shares of the Company's common stock at $.40 per share. As part of the transaction, $25,000 in prior loans due from this related party were utilized as payment.

         During the year ended October 31, 1998, the Company received medical equipment of approximately $730,000 in lieu of cash rebates from a vendor.

         During the year ended October 31, 1998, the Company issued a stock put and recorded $240,000 as redeemable stock and a decrease to paid-in capital.

         During the years ended October 31, 1999 and 1998, the Company recorded goodwill and notes payable of approximately $429,000 and $325,000, respectively, to acquire shares of a subsidiary's common stock.

         During the year ended October 31, 1999, the Company financed $688,410 of accounts payable and accrued liabilities as long-term debt.

         During the year ended October 31, 1999, the Company received $942,645 in credits for equipment returns and trade-ins which was offset against the outstanding debt.

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS    F-7

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         THE ACCOMPANYING FINANCIAL STATEMENTS FOR 1998 AND 1997 AND RELATED FOOTNOTES HAVE BEEN PREPARED WITHOUT AUDIT. IN THE OPINION OF MANAGEMENT, SUCH FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS AND DISCLOSURES NECESSARY FOR PRESENTATION IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

NOTE 1 - NATURE OF BUSINESS

         Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services in the state of California.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of Primedex Health Systems, Inc.; Radnet Management, Inc.; Diagnostic Imaging Services, Inc.["DIS"]; Primedex Corporation and Radnet Managed Imaging Services, Inc.["Radnet"] (collectively referred to as "the Company"). Radnet Management, Inc. is combined with Beverly Radiology Medical Group III ["BRMG"] and consolidated with Radnet Sub, Inc., Woodward Park Imaging Center and Westchester Imaging Group (a joint venture).

         Diagnostic Imaging Services is consolidated with a joint venture Scripps Chula Vista Imaging Center, L.P, which was sold during the year ended October 31, 1998. Radnet Managed Imaging Services, Inc is consolidated with Future Diagnostics, Inc, which was sold during the year ended October 31, 1997. Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations.

         Medical services and supervision at most of the Company's imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99% owned by a shareholder and president of Primedex Health Systems, Inc. Radnet and DIS provide non-medical, technical and administrative services to BRMG for which they receive a management fee.

         CASH AND CASH EQUIVALENTS - For purposes of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization and valuation impairment allowances. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 39 years. Leasehold improvements are amortized over their estimated useful life, which range from 10 to 20 years.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTS RECEIVABLE AND ALLOWANCES - Accounts receivable are stated at gross amounts billed, less allowances. A significant portion of the Company's accounts receivable involve third-party payors, primarily insurance companies. The collection cycle on accounts receivable from continuing operations extends up to 36 months, with most personal injury cases having the longest collection cycle. The current portion of accounts receivable are the amounts which are reasonably expected to be collected within one year, based upon historical collection data.

         Accounts receivable as of October 31, 1999, are shown net of contractual allowances and allowances for doubtful accounts totaling $30,099,367, of which $25,304,788 has been deducted from current receivables and $4,794,579 has been deducted from noncurrent receivables. Accounts receivable as of October 31, 1998, are shown net of contractual allowances and allowances for doubtful accounts of $24,790,058, of which $19,980,513 has been deducted from current receivables and $4,809,545 has been deducted from noncurrent receivables.

         INTANGIBLES - Goodwill is recognized in certain business combinations and represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is amortized using the straight-line method over twenty years. Offering costs, loan fees, covenants not to compete and management fee reduction buyout are recorded at cost and amortized over the estimated useful lives which range from one to twenty years.

         REVENUE RECOGNITION -
               NET PATIENT SERVICE REVENUE - Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services in the period in which services are provided. Billing is usually completed by the following month. Gross revenue for the period ending October 31, 1999 was approximately $159,978,000.

               PREPAID PLAN REVENUE - The company contracts with health maintenance organizations and other third parties to provide health care services to plan enrollees. Under the various contracts, the Company receives a per enrollee amount (capitated payment) each month covering all contracted services needed by the plan enrollees. Capitation payments are recognized as premium revenue during the period in which the Company is obligated to provide services to the plan enrollees. Gross revenue for the period ending October 31, 1999 was approximately $10,540,000.

         INCOME TAXES - Income tax expense is computed using an asset and liability method, using expected annual effective tax rates. Under this method, deferred income taxes are recorded resulting from differences in the financial reporting basis and the income tax reporting basis of assets and liabilities. Income tax are further explained in Note 9.

         CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to credit risk are primarily cash equivalents and accounts receivable. The Company has placed its cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation (FDIC).

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts. Gross charges by payor for the year ended October 31, 1999 were:

                     Capitation contracts                25.2%
                     Special group contract              19.1%
                     HMO/PPO/Managed care                15.2%
                     Medicare                            13.8%
                     Blue Cross/Sheild/Champus            9.5%
                     Commercial insurance                 6.7%
                     Workers Comp                         4.4%
                     MEDI-CAL                             2.5%
                     Other                                3.6%

         Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

         USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         IMPAIRMENT ON LONG-LIVED ASSETS - Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with Statement of Financial Accounting Standards
(SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected cash flows from related operations. As of October 31, 1999, the Company expects the remaining carrying value of assets to be fully recoverable.

         STOCK OPTIONS - The Company has elected not to adopt SFAS 123, "Accounting for Stock-Based Compensation" and continues to apply APB Opinion No. 25 (APB 25) and related Interpretations in accounting for its option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The new standard allows the Company to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the new standard. The proforma effect on income as if the Company had adopted SFAS 123 is disclosed in Note 10.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. These changes have no effect on net earnings.

         CHANGE IN ACCOUNTING PRINCIPLE - During the year ended October 31, 1998, the Company elected early adoption of Statement of Position (SOP) No. 98-5, "Reporting on the Costs of Start-up Activities" which required that organization costs be expensed as they are incurred. As a result the Company reduced historical net organizational costs and capitalized fees by approximately $780,000. The net effect of this change was to decrease net income for the year ended October 31, 1998 by $.02 per share.

          EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury.

          NEW ACCOUNTING PRONOUNCEMENTS - During 1999, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 135 ("Rescission of FASB Statement No. 75 and Technical Corrections"), No. 136 ("Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions to Others"), and No. 137 ("Accounting for Derivative Instruments and Hedging Activities"), which were effective for years after fiscal 1999. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.


NOTE 3 - BUSINESS COMBINATIONS - ACQUISITIONS, SALES AND DIVESTITURES

         During fiscal 1997 the Company sold all of the outstanding capital stock of a wholly owned subsidiary, Future Diagnostics, Inc. for approximately $13,500,000 in cash, notes receivable and buyer-assumed liabilities. The sale resulted in a gain of approximately $10,400,000. During fiscal 1998 the Company received an additional $595,000 by agreeing to an IRS Section 388 (h)(10) election for "Corporations Making Qualified Stock Purchases."

         During the year ended October 31, 1997 the Company purchased 1,293,663 shares of DIS outstanding common stock for approximately $1,640,000. During the year ended October 31, 1998 the Company purchased 1,788,374 shares of DIS outstanding common stock for approximately $2,063,000. During the year ended October 31, 1999 the Company purchased 390,100 shares of DIS outstanding common stock for approximately $480,000, receiving 390,100 warrants to purchase common stock of the Company at $.25 per share. The Company has a 90% ownership interest in DIS at October 31, 1999.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - BUSINESS COMBINATIONS -ACQUISITIONS, SALES AND DIVESTITURES (CONTINUED)

         In October 1998, the Company purchased all 4,482,000 shares of DIS outstanding preferred stock, which carried a liquidation preference of $4,482,000 plus accrued and unpaid dividends of $725,900 by issuing a $5,207,900 note payable to the preferred stock holder. The Company recorded financing costs of $5,207,900, which were charged to operations during the year ended October 1998 as a result of this transaction.

         In March 1997, the Company sold the assets and related liabilities of four MRI facilities and its ultrasound division for approximately $16,000,000 in cash including $2,000,000 in ten year covenants not-to-compete. The covenants have been classified as deferred revenue and are being amortized over the covenant period. The Company recognized a gain on the sale of approximately $5,600,000. In addition the Company recorded a discounted receivable of approximately $1,190,000 utilizing an imputed interest rate of 11.75% for post-closing payments of $500,000 each to be made on the first, second and third anniversaries of the closing date. During the year ended October 31, 1998 the Company exercised its option to receive these payments in the form of 200,000 shares of the purchasers common stock, which were sold for approximately $1,850,000 yielding a gain of approximately $496,000.

         In June 1997 the Company decided to close its Santa Monica facility. At that time, the Company recognized an impairment loss of approximately $4,550,000, which included the write-off of $1,530,000 of acquisition goodwill. The Company sold the assets of the facility for approximately $465,000.

         In January 1998, the Company sold the its interest in Scripps Chula Vista MRI, L.P. for 127,250 shares of the purchasers stock which was valued at approximately $1,431,000 resulting in a gain of approximately $252,000. The Company sold the stock in May 1998 for approximately $1,230,000 and recorded a loss of approximately $202,000.

         In February 1998, the Company dissolved its partnership with Friendly Hills Healthcare Network, Inc. and wrote-off approximately $45,000 of net assets including $435,000 in minority interests. The Company received $95,000 from Friendly Hills upon dissolution and recognized a gain of approximately $50,000.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation and amortization as of October 31, 1999 and 1998 are:

                                                         1998           1999
                                                    -------------  -------------
  Land                                              $  1,763,773   $  1,763,773
  Building                                             1,876,144      1,876,144
  Medical equipment                                   10,367,312     12,281,617
  Office equipment, furniture and fixtures             4,071,029      4,451,288
  Leasehold improvements                               5,721,582      9,935,266
  Equipment under capital lease                       24,775,274     30,564,702
                                                    -------------  -------------

                                                      48,575,114     60,872,790
  Accumulated depreciation and amortization          (21,604,530)   (23,206,170)
                                                    -------------  -------------

                                                    $ 26,970,584   $ 37,666,620
                                                    =============  =============

         Depreciation and amortization expense on property and equipment for the year ended October 31, 1999, 1998 and 1997 was approximately $6,680,000, $6,725,000 and $4,300,000, respectively. Accumulated amortization under capital leases for the year ended October 31, 1999 and 1998 was approximately $10,668,000 and $12,200,000, respectively. Amortization expense under capital leases for the year ended October 31, 1999, 1998 and 1997 was approximately$3,000,000, $3,000,000 and $3,300,000, respectively.

NOTE 5 - INTANGIBLE ASSETS

         Intangible assets consists of goodwill recorded at cost of $14,604,195, less accumulated amortization of $4,009,517 and $3,290,288 for the year ended October 31, 1999 and 1998, respectively. Amortization expense of approximately $1,030,000, $1,915,000 and $2,130,000 was recognized for the years ended October 31, 1999, 1998 and 1997, respectively.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS (CONTINUED)

         During the year ended October 31, 1999 and 1998, the Company recorded goodwill in connection with the acquisition of additional shares of DIS stock of approximately $478,000 and $2,063,000, respectively which were written off as impairment losses.

         During the year ended October 31, 1998, net goodwill of $735,036 was written off in connection with the sale of a joint venture. During the year ended October 31, 1997, the Company recorded $614,375 in goodwill related to the acquisition of additional units of two centers, and the Company recorded goodwill of $92,382 in connection with the acquisition of a subsidiary. Effective September 3, 1997, the Company wrote-off $2,925,312 of goodwill in connection with the sale of a subsidiary.

         During the year ended October 31, 1998, pursuant to SFAS No. 121, the Company recorded an impairment loss of $12,677,324 consisting of net goodwill of $8,631,944, net property and equipment of $4,007,880 and other net long-lived assets of $37,500. During the year ended October 31, 1997, net goodwill of $9,688,034 was written-off in connection with the closure and eventual sale of several facilities. During the same year, the Company recorded an impairment loss of $4,553,783 from writing down goodwill, property and equipment and other long-lived assets.


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                        1998           1999
                                                    -------------  -------------
       Accounts payable                             $  5,747,988   $  5,569,911
       Accrued expense                                 3,535,840      5,126,527
       Accrued professional fees                       2,153,859      1,897,364
       Accrued loss on legal judgments                         -      2,455,995
       Other                                             462,343        318,706
                                                    -------------  -------------

                                                      11,900,030     15,368,503
       Less long-term portion of accrued
       professional fees                                (399,872)      (283,024)
                                                    -------------  -------------

                                                    $ 11,500,158   $ 15,085,479
                                                    =============  =============

         Accrued professional fees consist of outside professional agreements, which are paid out of net cash collections. The long-term portion relates to the accounts receivable classified as long-term.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

         Notes payable, long-term debt and capital lease obligations at October 31, 1999 and 1998 consists of the following:

                                                        1998           1999
                                                    -------------  -------------
Revolving lines of credit                           $ 11,911,416   $ 21,631,399

Note payable bearing interest at the bank's
prime rate plus 1%, due October 2000,
collateralized by certain accounts receivable          5,225,000      5,225,000

Various notes payable at interest rates ranging
between 7.5% and 11%, due through 2006,
collateralized by medical equipment                   34,544,543     40,381,029

Note payable bearing interest at 9.25%, due in
2005, collateralized by real estate                    1,697,948      1,517,055

Obligations from a Company acquisition bearing
interest at 8%, due through 2002                       5,407,706        668,766

Various obligations under capital leases at
interest rates ranging between 8.4% and 13.2%,
due through 2006, collateralized by medical and
office equipment originally costing approximately
$30,565,000 and $29,150,000, in 1999 and 1998,
respectively.                                         19,744,972     24,800,978
                                                    -------------  -------------

                                                      78,531,585     94,224,227
Less current portion                                 (24,388,427)   (39,341,714)
                                                    -------------  -------------

                                                    $ 54,143,158   $ 54,882,513
                                                    =============  =============

         The Company's working capital needs are provided under three lines of credit. Under one line of credit, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $20,000,000. Interest on outstanding borrowings is payable monthly at the greater of 8% or the bank's prime rate plus 2.5%, with a minimum interest paid each month of $60,000. At October 31, 1999 approximately $16,115,000 was outstanding under this line and is due December 31, 2001. The lender holds a first lien position on substantially all of Radnet's assets. The president and C.E.O of the Company has personally guaranteed $6,000,000 of line and the line is collateralized by a $5,000,000 life insurance policy of the president and C.E.O.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

         Under the second line of credit, the Company may borrow the lesser of 110% of eligible accounts receivable or $5,000,000. Interest on the outstanding balance is payable monthly at the bank's prime rate plus 1%. At October 31, 1999, approximately $2,220,000 was outstanding on this line and is due October 31, 2000. Under the third line with the same lender, the Company may borrow up to $3,500,000 to either pay off in full the promissory note issued to Tower Radiology et.al. or purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of their face value. Borrowings under this line are repayable monthly at a rate of 1.4% of the line balance, including principal and interest at the bank's prime rate plus 1%. Theses credit lines are collateralized by approximately 80% of the Tower division's eligible accounts receivable.

         The banks prime rate at October 31, 1999 was 8.25%. The total funds available for borrowing under the three lines were approximately $4 million at October 31, 1999. For the year ended October 31, 1999 and 1998, the weighted average interest rate on short-term borrowings was 10.2% and 11.4%, respectively.

         Annual principal maturities of long-term obligations exclusive of capital leases, for future years ending October 31, are:

                 2000                                              $ 35,158,195
                 2001                                                 9,019,782
                 2002                                                 8,377,306
                 2003                                                 8,303,237
                 2004                                                 6,462,657
                 Thereafter                                           2,102,072
                                                                   -------------

                                                                   $ 69,423,249
                                                                   =============

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

         The Company leases equipment under capital lease arrangements. Future minimum lease payments under capital leases as of October 31, 1999 are:

                 2000                                              $  6,380,627
                 2001                                                 6,194,619
                 2002                                                 5,762,341
                 2003                                                 5,400,645
                 2004                                                 4,558,821
                 Thereafter                                           3,483,022
                                                                   -------------

         Total minimum payments                                      31,780,075
         Amount representing interest                                (6,979,097)
                                                                   -------------

         Present value of net minimum lease payments                 24,800,978

         Current portion                                             (4,183,519)
                                                                   -------------

                 Long-term portion                                 $ 20,617,459
                                                                   =============

         At October 31, 1999, the Company is in default on approximately $835,000 under various note agreements, pertaining to the acquisition of imaging centers, for non-payment of principal and interest. These notes have been classified as currently payable.

         During the year ended October 31, 1999, 1998 and 1997, the Company paid off and renegotiated various obligations at discounts resulting in extraordinary gains of $1,217,336, $234,475 and $673,199, respectively.


NOTE 8 - SUBORDINATED DEBENTURES

         In June of 1993, the Company's registration for a total of $25,875,000 of 10% Series A Convertible subordinated debentures due 2003 was declared effective by the Securities and Exchange Commission. The net proceeds to the Company were approximately $23,000,000. Costs of $3,000,000 associated with the original offering are being amortized over ten years to result in a constant yield. The unamortized portion is classified as other assets. The debentures are convertible into shares of common stock at any time before maturity into $1,000 principal amounts at a conversion price of $10 per share through June 1999 and $12 per share thereafter. As debentures are being converted or retired, a pro-rata share of the offering costs are written-off.

         Amortization expense of the offering costs for the years ended October 31, 1999, 1998 and 1997 was $233,271, 244,650 and $298,545, respectively.
Interest expense for the years ended October 31, 1999, 1998 and 1997 was approximately $2,040,000, $2,125,000 and $2,525,000, respectively. During the year ended October 31, 1999, debentures totaling $5,000 were converted into 500 shares of common stock. There were no conversions during the year ended October 31, 1998 or 1997.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - SUBORDINATED DEBENTURES (CONTINUED)

         During the years ended October 31, 1999, 1998 and 1997, the Company repurchased debentures with face amounts of $676,000, $2,205,000 and $2,906,000, for $337,215, $1,484,943 and $1,984,093, respectively, resulting in gains on early extinguishments of $338,785, $720,058 and $921,907, respectively. In connection with these transactions, $34,818, $138,811 and $187,524 of net offering costs were written-off during the years ended October 31, 1999, 1998 and 1997, respectively.

NOTE 9 - INCOME TAXES

         Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary difference between carrying amounts of assets and liabilities for financial reporting purposes and operating loss carryforwards. At October 31, 1999 and 1998, the Company's deferred tax assets are comprised of the following items:

                                                            October 31,
                                                    ----------------------------
                                                         1998          1999
                                                    -------------  -------------
DEFERRED TAX ASSETS, noncurrent
      Net operating loss carryforward               $ 39,000,000   $ 43,400,000
      Tax basis of intangible assets in
        excess of books                               12,400,000     11,300,000
      Other                                                    -      1,100,000
                                                    -------------  -------------

                                                      51,400,000     55,800,000
DEFERRED TAX LIABILITY, noncurrent
      Book basis of fixed assets in excess
        of tax basis                                   9,500,000      1,500,000
                                                    -------------  -------------

                                                      41,900,000     54,300,000
      Valuation allowance                            (41,900,000)   (54,300,000)
                                                    -------------  -------------

NET DEFERRED TAX ASSET                              $          -   $          -
                                                    =============  =============

         The valuation allowance of $54,300,000 and $41,900,000 at October 31, 1999 and 1998, respectively, represents increases of $12,400,000 and $11,300,000, respectively, over the preceding year.

         Reconciliation between the effective tax rate and the statutory tax rates for the years ended October 31, 1999, 1998 and 1997 are as follows:

                                                 1997        1998        1999
                                              ----------  ----------  ----------
          Federal tax at 34%                     (34.0)%     (34.0)%     (34.0)%
          Earnings on unconsolidated
            subsidiaries, joint ventures and
            affiliates                            22.0         8.0           -
          Change in valuation allowance           12.0        26.0        34.0
                                              ----------  ----------  ----------

          Effective tax rate                         - %         - %         - %
                                              ==========  ==========  ==========

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

         The Company has net operating loss carryforward of approximately $108,500,000 which expire as follows:

                 2002                                              $    200,000
                 2003                                                   600,000
                 2004                                                 1,000,000
                 2005                                                   800,000
                 2006                                                 4,100,000
                 2007                                                 4,100,000
                 2008                                                23,100,000
                 2009                                                16,200,000
                 2010                                                13,400,000
                 2011                                                16,800,000
                 2012                                                 1,700,000
                 2018                                                15,800,000
                 2019                                                10,700,000
                                                                   -------------

                 Total                                             $108,500,000
                                                                   =============

         As of October 31, 1999, $26,500,000 the Company's federal net operating loss carryforwards are subject to limitations related to their utilization under
Section 382 of the Internal Revenue Code.


NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

PREFERRED STOCK

         The Company authorized 10,000,000 shares of preferred stock with a par value of $.01 per share. There are no preferred shares issued or outstanding at October 31, 1999, 1998 or 1997. Shares may be issued in one or more series.

REDEEMABLE STOCK

         In January 1998, the Company entered into a five-year agreement with a former officer of the Company whereby the Company agreed to purchase up to 600,000 shares of the Company's stock from the former officer at $.40 per share, in minimum increments of 100,000 shares, upon his election any time prior to February 28, 2003. In January 1999, the Company repurchased 200,000 shares under this agreement.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

STOCK OPTION PLANS

         The Company has an incentive stock option plan which reserves 2,000,000 shares of common stock. The options granted under the plan are intended to quality as incentive stock options under existing tax regulations. In addition, the Company has issued non-qualified stock options from time to time in connection with acquisitions and for other purposes. The following table summarizes the activity for the three years ended October 31, 1999:

                                                        Outstanding Options
                                                    ----------------------------
                                                                     Exercise
                                                       Number         Price
                                                    -------------  -------------

Balance, October 31, 1996                              2,995,060   $       4.49
Granted                                                  200,000           0.43
Exercised                                               (200,000)          0.13
                                                    -------------  -------------

Balance, October 31, 1997                              2,995,060           4.51
Granted                                                  295,000           0.25
Exercised                                               (325,000)          0.19
Canceled or expired                                     (635,000)          2.78
                                                    -------------  -------------

Balance, October 31, 1998                              2,330,060           5.04
Granted                                                  500,000           0.15
Canceled or expired                                   (1,368,197)          8.42
                                                    -------------  -------------

Balance, October 31, 1999                              1,461,863   $       0.21
                                                    =============  =============


         The following summarizes information about stock options outstanding at October 31, 1999:

                                      Outstanding Options
                    ------------------------------------------------------------
 Range of exercise      Number     Weighted average remaining  Weighted average
       prices        outstanding       contractual life         exercise price
 -----------------  -------------  --------------------------  -----------------

   $.15 - $.30         1,236,863           2.66 years               $ 0.17
   $.31 - $.60           225,000           1.76 years                 0.78
                    -------------

                       1,461,863           2.52 years               $ 0.21
                    =============

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

         Had compensation cost for the Company's options granted been determined consistent with SFAS 123, the Company's net loss and loss per share would be affected as follows:

                                                               Year Ended October 31,
                                                    -------------------------------------------
                                                         1997           1998          1999
                                                    -------------  -------------  -------------

Net loss
       As reported                                  $   (748,095)  $(29,321,832)  $ (9,071,221)
                                                    =============  =============  =============
       Pro Forma                                    $   (793,390)  $(29,355,049)  $ (9,134,051)
                                                    =============  =============  =============

Loss per share:
       As reported                                  $       (.02)  $       (.75)  $       (.23)
                                                    =============  =============  =============
       Pro Forma                                    $       (.02)  $       (.75)  $       (.23)
                                                    =============  =============  =============

         The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used for to calculate the fair value:

                               Risk-free          Expected      Expected         Expected
       October 31,            interest rate         life       volatility        dividends
-------------------------  -------------------  ------------  -------------  ------------------

         1999                     5.42%            4 years       134.01%            N/A
         1998                     5.51%            5 years        60.37%            N/A
         1997                     6.35%            5 years        61.47%            N/A

         The following table summarizes the activity in common shares subject to warrants:

                                                        Outstanding warrants
                                                    ----------------------------
                                                        Shares      Price range
                                                    -------------  -------------

Balance, October 31, 1996 and 1997                     9,014,000   $0.60 - $7.43
Granted                                                  530,000            0.25
Canceled or expired                                   (4,932,000)   0.60 -  7.43
                                                    -------------  -------------
Balance, October 31, 1998                              4,612,000    0.25 -  0.60
Granted                                                  390,000            0.25
                                                    -------------  -------------
Balance, October 31, 1999                              5,002,000   $0.25 - $0.60
                                                    =============  =============

         Warrants outstanding at October 31, 1999 expire at various times through December 2003.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

CAPITAL TRANSACTIONS

         During the year ended October 31, 1999, debentures totaling $5,000 were converted into 500 shares of common stock.

         During the year ended October 31, 1998, a former officer of the Company, who had existing options for 200,000 shares of the Company's common stock, was granted options for an additional 100,000 shares at $.30 per share as part of his contract buyout and renegotiation. In January 1998, he exercised all of the remaining options for 300,000 shares of the Company's common stock at a weighted average price of $.183 per share. In connection with the transaction, the Company lent the former officer $30,000, with interest at 6.5%, which is classified as stock subscription receivable on the Company's financial statements. During the year ended October 31, 1999, the Company repurchased 200,000 shares from the former officer at $.40 per share under a stock repurchase agreement.

         During the year ended October 31, 1997, the Company purchased 325,000 shares of its stock for an aggregate purchase price of $133,220. During the same year, an officer of the Company exercised his options for 200,000 shares of Company's common stock at $.125 per share. In connection with the transaction, the Company lent the officer $25,000, with interest at 6%, which was paid in full in February 1998.

         During the year ended October 31, 1998, a former employee of the Company exercised his options for 25,000 shares of the Company's common stock at $.23 per share.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates the fair value of financial instruments as follows:

                                                                1998                          1999
                                                    ----------------------------  ----------------------------
                                                      Carrying         Fair         Carrying         Fair
                                                       Amount         Value          Amount         Value
                                                    -------------  -------------  -------------  -------------
Accounts Receivable, current                        $ 15,429,057   $ 15,429,057   $ 16,694,368   $ 16,694,368
Accounts Receivable, long term                      $  3,713,956   $  3,713,956   $  3,040,416   $  3,040,416
Due from related party -
     long-term                                      $  1,062,403   $  1,062,403   $    948,029   $    948,029
Debt maturing within one year                       $(21,083,111)  $(21,083,111)  $ 35,158,192   $ 35,158,192
Long-term debt                                      $(37,703,502)  $(31,679,349)  $ 36,818,910   $ 31,227,238
Notes payable related parties
     long-term                                      $ (2,553,854)  $ (2,164,305)  $ (2,553,854)  $ (2,315,081)
Subordinated debentures                             $(20,718,000)  $(13,445,982)  $(20,037,000)  $(14,479,533)

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

          In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, cash overdraft, accounts receivable, current, due from/to related parties and current and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the long term amounts for accounts receivable, due from related party, notes payable related parties and debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of the subordinated debentures is the estimated value of debentures available to repurchase at current market rates over the bond term including an estimated interest payment stream.

NOTE 12 - MARKETABLE SECURITIES

          During the year ended October 31, 1998, the Company sold available for sale securities for approximately $3,080,000 resulting in a gain of approximately $297,000. The Company had no marketable securities at October 31, 1999 or 1998.

NOTE 13 - RELATED PARTY TRANSACTIONS

          The amount due from related party relates to a $6,000,000 note receivable issued in connection with the acquisition of Radnet. The outstanding balance of $1,500,000 on the note was originally due in February 1997, but in consideration for an advance payment of $500,000, the Company offered to extend the remaining $1,000,000 through February 1998. During the year ended October 31, 1998 the note was extended through February 2000, which was discounted at 8% resulting in a discounted value of $899,143. The note was reclassified to stockholders' equity. During the year ended October 31, 1999 the note was extended through February 2001 and rediscounted at 8% resulting in a new discounted value of $830,234 and a charge to miscellaneous expense of $68,909. The note is secured by the stock of the Company, which was issued in connection with the Radnet acquisition.

          During the year ended October 31, 1999, 1998 and 1997, the Company advanced $80,000 $85,000 and $30,000, respectively, to an officer of the Company, which will be repaid within the next year. During the year ended October 31, 1998, the Company lent a former officer of the Company $180,000 of which $30,000 was used to purchase Company stock and classified as stock subscription receivable. During the year ended October 31, 1999, $25,000 was due and $50,000 has been forgiven in exchange for consulting services. The remaining balance of $105,000 is due within four years with interest at 6.5%. As of October 31, 1999, approximately $24,000 of interest has been accrued on these loans.

          The notes payable related parties of $2,553,854 are due to an employees and officers of the Company. The notes bear interest at 6.58% annually and the outstanding principal is due June 2001. During the Years ended October 31, 1999, 1998, and 1997 interest expense was approximately $168,000 each year, respectively.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases various operating facilities and certain medical equipment under operating leases expiring through 2018. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. Future minimum annual payments under noncancellable operating leases are as follows:

         Year ending October 31,         Facilities        Equipment          Total
         -----------------------        -------------    -------------    -------------
                 2000                   $  4,158,664     $  1,550,882     $  5,709,546
                 2001                      3,069,204        1,514,918        4,584,122
                 2002                      2,243,673        1,489,755        3,733,428
                 2003                      1,605,832        1,426,559        3,032,391
                 2004                      1,185,443        1,410,305        2,595,748
                 Thereafter               11,250,272        2,063,716       13,313,988
                                        -------------    -------------    -------------

                                        $ 23,513,088     $  9,456,135     $ 32,969,223
                                        =============    =============    =============

         Total rent expense, including equipment rentals, for the years ended October 31, 1999, 1998 and 1997 amounted to approximately $5,562,000, $5,410,000 and $6,225,000, respectively.

         SALARIES AND CONSULTING AGREEMENTS - The Company has a variety of arrangements for payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements including a percentage of revenue collected from 15% to 29%, fixed amounts per periods and combinations thereof.

         The Company also has employment agreements with officers and key employees at annual compensation rates ranging from $50,000 to $150,000 and for periods extending up to four years. Total commitments under the agreements are approximately $2,100,000 as of October 31, 1999, of which $650,000 is due to a related party.

         The Company renegotiated and bought out the remaining years of an employment contract with one officer. Terms of the settlement include the establishment of a legal consulting arrangement which expires February 2003. The remaining commitment under this agreement is approximately $200,000. Additionally, the Company is required to repurchase, at the former officer's option, up to 600,000 shares of Common stock at $.40 per share any time through February 2003. During the year ended October 31, 1999, the Company repurchased 200,000 shares under this agreement.

         PURCHASE COMMITMENT - On February 19, 1999 the Company entered into a five year purchase agreement with an imaging film provider whereby the Company must purchase $9,990,000 of film at a rate of approximately $1,800,000 annually over the term of the agreement.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LITIGATION - The Company is currently in settlement negotiations with a former vendor of the Company alleging, among other matters, breach of contract. The settlement would require the Company to pay the vendor $700,000 over five years with an initial payment of $100,000, a payment of $100,000 in one year and the remaining paid in monthly installments of $7,067 starting after the first $100,000 payment including interest at 5% amortized over seven years, with a balloon payment of $161,083 due at the end of five years. The Company has accrued the full amount of the potential settlement in accrued liabilities.

         The Company is currently appealing a judgment between the Company and a former professional service provider. The jury awarded a verdict in the net amount of $1,750,995 on the complaint. Both parties have sought an award of attorney fees, and the Company has filed an appeal of the jury's awards against it. The Company plans to vigorously pursue its appellate rights and remedies. The Company has accrued the full amount of the jury award in accrued liabilities and has also posted a letter of credit in accordance with the requirements of the judgment (Note 17).

         A former employee filed a complaint against the Company for damages for, among other matters, employment discrimination, emotional distress, and violation of civil rights. There is no trial date set and discovery has not yet commenced. The Company intends to defend vigorously against the plaintiffs claim and believes the suit is without merit.


NOTE 15 - EMPLOYEE BENEFIT PLAN

         The Company adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by the Company. There was no expense for the years ended October 31, 1999, 1998 or 1997.

NOTE 16 - MALPRACTICE INSURANCE

         The Company and physicians employed by the Company are insured by First Insurance Funding Corp. of California. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. First Insurance Funding Corp. of California provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary and includes the cost of the premiums in the year the tail is purchased. Management does not believe there are material uninsured malpractice costs at October 31, 1999 and 1998.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 17 - SUBSEQUENT EVENTS

         In December 1999, the Company obtained a $2,000,000 loan through one of the line of credit providers by obtaining an increase in the borrowing base. The loan is due June 2000 and bears interest at the bank's prime rate plus 2.5%. The president and C.E.O of the Company increased his personal guarantee on the line of credit to $8,000,000.

         In December 1999, the Company refinanced approximately $3,714,000 of its capital leases and obtained additional long-term financing of approximately $2,360,000, of which approximately $1,870,000 was applied to a line of credit.

         In November 1999, the Company borrowed $3,000,000 on a line of credit to issue a letter of credit. The letter of credit was issued to secure a bond posted in connection with a judgment and jury award for $1,750,995, which the Company is currently appealing (See Note 14).

NOTE 18 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced recurring losses from operations and has a deficiency in equity of $64,357,000 and a working capital deficiency of $38,007,000, which raise substantial doubt about its ability to continue as a going concern. Over the past several years, management has been addressing the issues that have lead to these deficiencies. Results of management's plans and efforts have been positive, as indicated by recent improvement in operating income; however, continued effort is planned in the future to allow the Company to continue to operate and ultimately return the Company to profitability.
Such actions and plans include:

        - Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In November 1999, the Company opened a new center in Long Beach, California, which has experienced favorable performance in its initial months of operations.
        - Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. In January 2000, the Company entered into 3 new capitation contracts that will significantly increase business in at least 4 Southern California facilities.
        - Increase revenue through new fee for service arrangements where opportunities exist. In January 2000, the Company was successful in negotiating a new fee for service arrangement that will substantially increase patient volume in 4 Southern California facilities.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 18 - GOING CONCERN (CONTINUED)

        - Consolidate underperforming facilities to reduce operating cost duplication.
        - Continue to evaluate all facilities' operations and trim excess operating costs as well as general and administrative costs where it is feasible to do so.
        - Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. In 1999, this was done in many of the facilities, resulting in increased revenue.
        - Selectively seek opportunities to hire physicians who have the requisite skills and knowledge to deliver new and additional services where deficiencies have been identified in underperforming facilities.
        - Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The company has demonstrated success doing so in the past, and in December 1999, successfully refinanced a portion of existing notes and obtained additional working capital.

--------------------------------------------------------------------------------

              INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTAL SCHEDULE




To the Stockholders and Board of Directors of Primedex Health Systems, Inc.




Our report on the consolidated financial statements of Primedex Health Systems, Inc. and its affiliates, as of October 31, 1999 and for the year then ended is included on page F-1 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related accompanying financial statements Schedule II Valuation and Qualifying Accounts for the year ended October 31, 1999. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







Los Angeles, California                                       MOSS ADAMS LLP
January 28, 2000

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------

                                                                     Additions
                                                                  --------------   Deductions
                                                   Beginning of      Charged      from Reserves   Balance at End
                                                      Year        Against Income       (a)           of Year
                                                  --------------  --------------  --------------  --------------
YEAR ENDED OCTOBER 31, 1999:
  Accounts receivable allowances - current        $  19,980,513   $  85,753,552   $  80,429,277   $  25,304,788
                                                  ==============  ==============  ==============  ==============

  Accounts receivable allowances - noncurrent     $   4,809,545   $  15,617,630   $  15,632,596   $   4,794,579
                                                  ==============  ==============  ==============  ==============

  Goodwill amortization                           $   3,290,288   $     719,229   $           -   $   4,009,517
                                                  ==============  ==============  ==============  ==============

YEAR ENDED OCTOBER 31, 1998:
  Accounts receivable allowances - current        $  19,637,802   $  61,635,980   $  61,293,269   $  19,980,513
                                                  ==============  ==============  ==============  ==============

  Accounts receivable allowances - noncurrent     $   6,752,507   $  14,836,507   $  16,779,469   $   4,809,545
                                                  ==============  ==============  ==============  ==============

  Goodwill amortization                           $   3,160,715   $   1,463,268   $   1,333,695   $   3,290,288
                                                  ==============  ==============  ==============  ==============

  Other intangibles amortization                  $     412,500   $     110,000   $     522,500   $           -
                                                  ==============  ==============  ==============  ==============

YEAR ENDED OCTOBER 31, 1997:
  Accounts receivable allowances - current        $  18,386,423   $  54,835,973   $  53,584,594   $  19,637,802
                                                  ==============  ==============  ==============  ==============

  Accounts receivable allowances - noncurrent     $   6,871,881   $  13,502,744   $  13,622,118   $   6,752,507
                                                  ==============  ==============  ==============  ==============

  Goodwill amortization                           $   3,077,716   $   1,405,911   $   1,322,912   $   3,160,715
                                                  ==============  ==============  ==============  ==============

  Other intangibles amortization                  $   1,172,317   $     196,726   $     956,543   $     412,500
                                                  ==============  ==============  ==============  ==============

(a) Deductions include sales and divestitures

--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRIMEDEX HEALTH SYSTEMS, INC.


Date:  February 15, 2000               /s/ Howard G. Berger, M.D.
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By  /s/ Howard G. Berger, M.D.
    -----------------------------------------
    Howard G. Berger, M.D., Director

Date: February 15, 2000



By  /s/ Jaana Shellock
    -----------------------------------------
    Jaana Shellock, Director

Date: February 15, 2000



By  /s/ Norman Hames
    -----------------------------------------
    Norman Hames, Director

Date: February 15, 2000