Form 10-Q
period 2000-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2000-04-04
CIK 790526

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended January 31, 2000            Commission File Number 0-19019
                      ----------------                                   -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          ----------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                               New York 13-3326724
                (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

          1516 Cotner Avenue
        Los Angeles, California                                        90025
        -----------------------                                       ------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

Registrant's telephone number, including area code:      (310) 478-7808
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

                                    Yes     X        No
                                         -------        -------

Number of shares outstanding of the issuer's common stock as of March 29, 2000 was 38,932,760 [excluding treasury shares].

                          PRIMEDEX HEALTH SYSTEMS, INC.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of January 31, 2000, and the results of its operations and changes in its cash flows for the three months ended January 31, 2000 and 1999, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------

CONSOLIDATED BALANCE SHEETS
---------------------------


                                                             JANUARY 31,      OCTOBER 31,
                                                             -----------      -----------
                                                                2000             1999
                                                                ----             ----
                                                            (UNAUDITED)
                                                            -----------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $     37,880      $      2,638
  Accounts receivable, net                                    17,126,130        16,694,368
  Unbilled receivables and other receivables                     598,078           441,208
  Due from related party                                         310,795           206,200
  Other                                                        3,603,208         1,628,999
                                                            -------------     -------------
           Total current assets                               21,676,091        18,973,413
                                                            -------------     -------------

PROPERTY AND EQUIPMENT, NET                                   38,996,461        37,666,620
                                                            -------------     -------------

OTHER ASSETS:
  Accounts receivable, net                                     3,035,151         3,040,416
  Due from related parties                                        89,720            87,795
  Goodwill, net                                               10,414,871        10,594,678
  Other                                                        1,723,078         1,883,917
                                                            -------------     -------------
           Total other assets                                 15,262,820        15,606,806
                                                            -------------     -------------

                                                            $ 75,935,372      $ 72,246,839
                                                            =============     =============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdraft                                            $  1,985,790      $  2,353,667
  Accounts payable, accrued expenses and other                15,817,053        15,085,479
  Current portion of notes and leases payable                 42,477,592        39,341,714
  Deferred revenue                                               200,000           200,000
                                                            -------------     -------------
           Total current liabilities                          60,480,435        56,980,860
                                                            -------------     -------------

LONG-TERM LIABILITIES
  Subordinated debentures payable                             19,953,000        20,037,000
  Notes payable to related party                               2,553,854         2,553,854
  Notes and leases payable, net of current portion            55,452,089        54,882,513
  Accrued expenses                                               307,941           283,024
  Deferred revenue                                             1,216,667         1,266,666
                                                            -------------     -------------
           Total long-term liabilities                        79,483,551        79,023,057
                                                            -------------     -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                     382,868           440,063
                                                            -------------     -------------

REDEEMABLE STOCK                                                 160,000           160,000
                                                            -------------     -------------

STOCKHOLDERS' DEFICIT                                        (64,571,482)      (64,357,141)
                                                            -------------     -------------

                                                            $ 75,935,372      $ 72,246,839
                                                            =============     =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
                                                      THREE MONTHS ENDED
                                                      ------------------
                                                          JANUARY 31,
                                                          -----------
                                                     2000             1999
                                                    ------            ----
                                                 (UNAUDITED)      (UNAUDITED)
                                                 -----------      -----------

REVENUE
  Revenue                                       $ 50,578,807      $ 35,733,706
  Less: Allowances                                30,595,065        19,736,283
                                                -------------     -------------

         Net revenue                              19,983,742        15,997,423
                                                -------------     -------------

OPERATING EXPENSES
  Operating expenses                              14,384,691        14,144,371
  Depreciation and amortization                    1,992,294         1,876,141
  Provision for bad debts                            987,524           729,092
  Impairment loss on long-lived assets                     -           478,646
                                                -------------     -------------

         Total operating expenses                 17,364,509        17,228,250
                                                -------------     -------------

         Income (loss) from operations             2,619,233        (1,230,827)
                                                -------------     -------------

OTHER INCOME (EXPENSE)
  Interest expense, net                           (2,960,059)       (2,471,077)
  Gain on sale of assets                                 140           64 ,722
  Other                                              134,096           186,726
                                                -------------     -------------

         Total other income (expense)             (2,825,823)       (2,219,629)
                                                -------------     -------------

LOSS BEFORE MINORITY INTEREST AND
    EXTRAORDINARY ITEM                              (206,590)       (3,450,456)
                                                -------------     -------------

MINORITY INTEREST IN EARNINGS OF SUBSIDIARY          (42,805)            1,225
                                                -------------     -------------

LOSS BEFORE EXTRAORDINARY ITEM                      (249,395)       (3,449,231)

EXTRAORDINARY ITEM-GAIN FROM EXTINGUISHMENT
    OF DEBT (NET OF INCOME TAXES OF $-0-)             51,770         1,376,243
                                                -------------     -------------

NET LOSS                                        $   (197,625)     $ (2,072,988)
                                                =============     =============

BASIC EARNINGS PER SHARE
  Loss before extraordinary gain                        (.01)             (.09)
  Extraordinary gain                                     .00               .04
                                                -------------     -------------

BASIC NET LOSS PER SHARE                        $       (.01)     $       (.05)
                                                =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING               38,932,760        39,090,744
                                                =============     =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES
-----------------------------  --------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------


                              Common Stock
                       authorized $.01 par value             Treasury Stock,                    Due from     Stock        Total
                          100,000,000 shares    Paid-in         at cost           Accumulated    Related  Subscription Stockholders'
                         Shares       Amount    Capital    Shares     Amount        Deficit       Party     Receivable    Deficit
                         ------       ------    -------    ------     ------        -------       -----     ----------    -------
BALANCE -
  OCTOBER 31, 1999     40,757,760 $  407,577  $99,336,645 (1,825,000) $(694,947) $(162,546,182) $(830,234)  $(30,000)  $(64,357,141)

 Discounted note, net           -          -            -          -          -              -    (16,716)         -        (16,716)

 Net loss                       -          -            -          -          -       (197,625)         -          -       (197,625)
                       ---------- ----------  ----------- ----------- ---------- -------------- ----------  ---------  -------------
BALANCE -
  JANUARY 31, 2000
  (UNAUDITED)          40,757,760 $  407,577  $99,336,645 (1,825,000) $(694,947) $(162,743,807) $ (846,950) $(30,000)  $(64,571,482)
                       ========== ==========  =========== =========== ========== ============== =========== =========  =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------

                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                                          JANUARY 31,
                                                                          -----------
                                                                   2000              1999
                                                                   ----              ----
NET CASH FROM OPERATING ACTIVITIES                               $ 2,306,199      $  (814,818)
                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of imaging centers - net of cash acquired                    -         (122,500)
  Purchase of property and equipment                              (2,013,462)        (616,963)
  Proceeds from sale of divisions, centers, and equipment            950,350          995,000
  Loan fees                                                          (50,000)        (108,750)
  Loans to related parties                                          (100,000)         (55,000)
                                                                 ------------     ------------

                 Net cash from investing activities               (1,213,112)          91,787
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                                    (367,877)         (70,560)
  Principal payments on notes and leases payable                  (3,507,172)      (2,082,613)
  Proceeds from short-term and long-term borrowings                2,960,884        3,259,393
  Purchase of treasury stock                                               -          (10,000)
  Purchase of subordinated debentures                                (43,680)        (337,215)
  Joint venture distribution                                        (100,000)               -
                                                                 ------------     ------------

                 Net cash from financing activities               (1,057,845)         759,005
                                                                 ------------     ------------

NET INCREASE IN CASH                                                  35,242           35,974
CASH, beginning of period                                              2,638           59,495
                                                                 ------------     ------------

CASH, end of period                                              $    37,880      $    95,469
                                                                 ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
          Interest                                               $ 3,227,615      $ 2,500,134
                                                                 ------------     ------------
          Income Taxes                                           $         -      $         -
                                                                 ------------     ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------

THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $1,050,000 and $7,115,000 for the three months ended January 31, 2000 and 1999, respectively.

     During the three months ended January 31, 2000, as part of the Dalrymple litigation, $3,000,000 was borrowed from one of the Company's existing lines of credit and placed into an irrevocable standby letter of credit pending the final settlement of the lawsuit The letter of credit earns interest at approximately 5.35%.

     During the three months ended January 31, 1999, the Company recorded goodwill and notes payable of approximately $429,000 to acquire shares of a subsidiary's common stock.

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


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

     THE ACCOMPANYING FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999 AND RELATED FOOTNOTES HAVE BEEN PREPARED WITHOUT AUDIT. IN THE OPINION OF MANAGEMENT, SUCH FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS AND DISCLOSURES NECESSARY FOR PRESENTATION IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

NOTE 1 - NATURE OF BUSINESS

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services in the state of California.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Primedex Health Systems, Inc.; Radnet Management, Inc.; Diagnostic Imaging Services, Inc. ["DIS"] and Radnet Managed Imaging Services, Inc. ["RMIS"] (collectively referred to as "the Company"). Radnet Management, Inc. is combined with Beverly Radiology Medical Group III ["BRMG"] and consolidated with Radnet Sub, Inc., Woodward Park Imaging Center and Westchester Imaging Group (a joint venture). Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations.

     Medical services and supervision at most of the Company's imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99% owned by a shareholder and president of Primedex Health Systems, Inc.. Radnet and DIS provide non-medical and administrative services to BRMG for which they receive a management fee.

     Other significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 1999 as filed with the Securities and Exchange Commission.

NOTE 3 - BUSINESS COMBINATIONS - ACQUISITIONS, SALES AND DIVESTITURES

     In November 1999, the Company opened Los Coyotes Imaging in Long Beach, California, a start-up facility providing MRI, CT, nuclear medicine and diagnostic x-ray services.

     During the three months ended January 31, 1999, the Company purchased an additional 390,100 shares of DIS common stock from various parties for an aggregate purchase price of $478,646 in cash and notes payable, bringing the Company's total ownership to approximately 90%.

     In December 1998, the Company acquired a new capitated contract with Buenaventura Medical Clinic, Inc. in Ventura County. As part of the transaction, the Company purchased the equipment of the existing operation for $72,500 and subleased the operation's four facilities located in Ventura (2 sites), Oxnard and Camarillo, ("Loma Vista" collectively) for approximately $4,800 per month. During the three months ended January 31, 2000, the Camarillo facility was closed and consolidated with the Company's other site in the same city. In January 1999, the Company acquired a new capitated contract with Harriman Jones and subleased the operations' three facilities in Long Beach, La Palma and Seal Beach ("Redondo Imaging" collectively) for $10,200 per month.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 4 - INTANGIBLE ASSETS

     Intangible Assets consists of goodwill recorded at cost of $14,604,195, less accumulated amortization of $4,189,324 as of January 31, 2000. Amortization expense of approximately $180,000 and $180,000 was recognized for the three months ended January 31, 2000 and 1999, respectively.

     During the three months ended January 31, 1999, the Company recorded goodwill in connection with the acquisition of additional shares of DIS stock of approximately $478,000 which was written off as impairment losses.

NOTE 5 - SUBORDINATED DEBENTURES

     In June of 1993, the Company's registration for a total of $25,875,000 of 10% Series A Convertible subordinated debentures due 2003 was declared effective by the Securities and Exchange Commission. The net proceeds to the Company were approximately $23,000,000. Costs of $3,000,000 associated with the original offering are being amortized over ten years to result in a constant yield. The unamortized portion is classified as other assets. The debentures are convertible into shares of common stock at any time before the maturity into $1,000 principal amounts at a conversion price of $10 per share through June 1999 and $12 per share thereafter. As debentures are being converted or retired, a pro-rata share of the offering costs are written-off.

     Amortization expense of the offering costs for the three months ended January 31, 2000 and 1999 was approximately $58,000 and $60,000, respectively. Interest expense for the three months ended January 31, 2000 and 1999 was approximately $500,000 and $500,000, respectively.

     During the three months ended January 31, 2000 and 1999, the Company repurchased debentures with face amounts of $84,000 and $676,000, respectively, for $43,680 and $337,215, respectively, resulting in gains on early extinguishments of $40,320 and $338,785, respectively. In connection with these transactions, $2,955 and $34,375 of net offering costs were written-off during the three months ended January 31, 2000 and 1999, respectively.

     During the three months ended January 31, 1999, debentures totaling $5,000 were converted into 500 shares of common stock.

NOTE 6 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

CAPITAL TRANSACTIONS

     During the three months ended January 31, 1999, debentures totaling $5,000 were converted into 500 shares of common stock.

     During the year ended October 31, 1998, a former officer of the Company, who had existing options for 200,000 shares of the Company's common stock, was granted options for an additional 100,000 shares at $.30 per share as part of his contract buyout and renegotiation. In January 1998, he exercised all of his remaining options for 300,000 shares of the Company's common stock at a weighted average price of $.183 per share. In connection with the transaction, the Company lent the former officer $30,000, with interest at 6.5%, which is classified as stock subscription receivable on the Company's financial statements.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

NOTE 6 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

     During the three months ended January 31, 1999, the Company repurchased 200,000 shares from the former officer at $.40 per share under a stock repurchase agreement. The Company paid $10,000, utilized $25,000 to partially offset a prior loan made to the former officer, and recorded a $45,000 liability to him which was paid during the year ended October 31, 1999.

NOTE 7 - RELATED PARTY TRANSACTIONS

     The amount due from related party relates to a $6,000,000 note receivable issued in connection with the acquisition of Radnet. The outstanding balance of $1,000,000, classified as stockholders' equity, is discounted at 8% and due February 2001. The note is secured by the stock of the Company, which was issued in connection with the Radnet acquisition.

     The notes payable related parties of $2,553,854 are due to an officer and and employee of the Company. The notes bear interest at 6.58% annually and the outstanding principal is due June 2001. During the three months ended January 31, 2000 and 1999, interest expense was approximately $42,000 each year, respectively.

     At October 31, 1999, the Company had total advances made to one officer of the Company of $195,000 due within one year. During the three months ended January 31, 2000, the Company advanced an additional $110,000 to this officer with the same terms. The advances bear interest at 6.5%

     At October 31, 1999, the Company had total loans to a former officer of the Company of $105,000 due within four years with interest at 6.5% of which $30,000 was used to purchase Company stock and classified as stock subscription receivable.

ITEM 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------

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

In November of 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"] which acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of cash, notes and assumed assets and liabilities. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for $13,500,000 in cash, notes and assumed liabilities. The sale resulted in a gain of approximately $10,400,000. The Company continues to operate RMIS which provides utilization review services. The Statements of Operations and Cash Flows for the three months ended January 31, 1999 reflect the overhead costs and cash transactions of RMIS. Effective January 1, 1999, RMIS's operations and services were consolidated with Radnet Management, Inc..

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

In subsequent purchases through March 29, 2000, the Company acquired an additional 3,472,137 shares of DIS stock from various related and unrelated parties for $4,181,841 in cash and notes payable increasing its total ownership to approximately 90%. The Statements of Operations and Cash Flows for the three months ended January 31, 2000 and 1999 reflect the operations and cash transactions of DIS.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------

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

BASIS OF PRESENTATION

The financial information included in this Form 10-Q has been prepared without audit. In the opinion of management, financial information includes all adjustments and disclosures necessary for a fair presentation in accordance with generally accepted accounting principles.

DISCUSSION OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2000 VS. JANUARY 31, 1999

The following discussion relates to the continuing activities of Primedex Health Systems, Inc..

RESULTS OF OPERATIONS

The discussion of the results of continuing operations includes PHS, Radnet, RMIS and DIS for the three months ended January 31, 2000 and 1999.

During the three months ended January 31, 2000, the Company generated income from operations of approximately $2,620,000. During the three months ended January 31, 1999, the Company incurred a loss from operations of approximately $1,230,000.

During the three months ended January 31, 2000 and 1999, the Company realized net revenues of approximately $20,000,000 and $16,000,000, respectively [net of elimination entries].

During the three months ended January 31, 2000 and 1999, Radnet realized net revenues of approximately $17,000,000 and $13,100,000, respectively, and DIS realized net revenues of approximately $3,000,000 and $2,900,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS [CONTINUED]

The primary reasons for the improvement in net revenue was due to the addition of new equipment increasing throughput and procedural exam volume, the addition of new capitation contracts including St. Josephs and St. Judes benefiting the Orange County region, the renegotiation of exisiting capitation and fee for service contracts improving reimbursement, the addition of a new site in Long Beach, California, and increased demand for imaging services throughout the healthcare industry due to an improved economy.

During the three months ended January 31, 2000 and 1999, the Company incurred operating expenses of approximately $17,365,000 and $17,228,000, respectively [net of elimination entries].

For the three months ended January 31, 2000 and 1999, Radnet's operating expenses were approximately $14,355,000 and $13,255,000, respectively, DIS's operating expenses were approximately $2,445,000 and $3,402,000, respectively, RMIS's operating expenses were approximately $-0- and $40,000, respectively, and PHS's operating expenses were approximately $565,000 and $531,000, respectively. With the increase in net revenue, the Company's variable expenses did not increase proportionately due to efficiencies created with the consolidation of a portion of Tower's operation at its new Wilshire site, the addition of new equipment which reduced repair and maintenance costs, the reduction of legal expenditures related to the Sterling and Dalrymple cases, and the reduction of film costs with increased purchase discounts and the introduction of filmless systems at a number of its busiest facilities. In addition, during the three months ended January 31, 1999, DIS's operating expenses included approximately $479,000 for the write-off of additional shares of DIS stock acquired in December 1998.

During the three months ended January 31, 2000 and 1999, the Company's operating expenses consisted of approximately $8,331,000 and $7,088,000, respectively, for salaries and reading fees, approximately $1,439,000 and $1,568,000, respectively, for building and equipment rentals, approximately $4,615,000 and $5,488,000, respectively, in general and administrative expenditures, approximately $1,992,000 and $1,876,000, respectively, in depreciation and amortization, approximately $988,000 and $729,000, respectively, for provisions for bad debt, and approximately $-0- and $479,000 attributable to the recognition of an impairment loss, pursuant to FASB 121, for the write-down of acquisition stock related to DIS.

During the three months ended January 31, 2000 and 1999, net interest expense was approximately $2,960,000 and $2,470,000, respectively.

During the three months ended January 31, 2000 and 1999, the Company recognized other income of approximately $134,000 and $251,000, respectively. During the three months ended January 31, 1999, the Company realized net gains from the sale or disposal of equipment of approximately $65,000 included in other income.

During the three months ended January 31, 2000, the Company realized extraordinary gains of approximately $52,000 for the repurchase of subordinated bond debentures and the settlement of limited partner notes at a discount. During the three months ended January 31, 1999, the Company realized extraordinary gains of approximately $339,000 for the repurchase and retirement of subordinated bond debentures and approximately $1,037,000 for the discounted pre-payment of Tower Goodwill. The Company utilized its additional line of credit agreement with DVI Business Credit to settle the majority of its obligation from the Tower acquisition ["Tower Goodwill"] for $3,500,000 cash and an $800,000 note payable to be paid over 48 months beginning February 1, 1999 with interest at 8%.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS [CONTINUED]

During the three months ended January 31, 2000 and 1999, the Company had net losses of approximately $198,000 and $2,073,000, respectively

LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the three months ended January 31, 2000 and 1999 by approximately $35,000 and $36,000, respectively.

Cash utilized for investing activities for the three months ended January 31, 2000 was approximately $1,213,000. Cash generated from investing activities for the three months ended January 31, 1999 was approximately $92,000. For the three months ended January 31, 2000 and 1999, the Company paid loan fees of approximately $50,000 and $109,000, respectively, purchased property and equipment for approximately $2,013,000 and $617,000, respectively, received proceeds from the sale or trade-in of equipment for $950,000 and $995,000, respectively, and loaned $100,000 and $55,000, respectively, to related parties. In addition, during the three months ended January 31, 1999, the Company acquired assets and additional DIS stock for approximately $122,000.

Cash utilized for financing activities for the three months ended January 31, 2000 was approximately $1,058,000. Cash generated from financing activities for the three months ended January 31, 1999 was approximately $759,000. During the three months ended January 31, 2000 and 1999, the Company made principal payments on capital leases and notes payable of approximately $3,507,000 and $2,083,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $2,961,000 and $3,259,000, respectively, decreased its cash overdraft by approximately $368,000 and $70,000, respectively, and repurchased subordinated debentures for approximately $44,000 and $337,000, respectively. In addition, during the three months ended January 31, 2000, the Company distributed $100,000 to its joint venture partner, and during the three months ended January 31, 1999, purchased common stock per an exercised stock put for $10,000.

At January 31, 2000, the Company had a working capital deficit of $38,804,344 as compared to a working capital deficit of $38,007,447 at October 31, 1999, an increased deficit of $796,897. Included in current liabilities of the Company at January 31, 2000 and October 31, 1999 are approximately $24.4 million and $21.6 million, respectively, of revolving lines of credit liabilities.

The Company's future payments for debt and equipment under capital lease for the next five years, excluding lines of credit, will be approximately $49,425,000, $21,035,000, $17,140,000, $15,275,000 and $10,860,000, respectively. Interest expense, excluding interest expense on operating lines of credit, for the Company for the next five years, included in the above payments, will be approximately $6,945,000, $4,990,000, $3,490,000, $2,165,000 and $975,000,
respectively. Interest on subordinated bond debentures is excluded. The Company estimates interest on its bond debentures to be approximately $1,995,000 for fiscal 2000. In addition, the Company has noncancellable operating leases for the use of its facilities and certain medical equipment which will average approximately $4,000,000 in annual payments over the next five years.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
---------------------

LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

The Company's working capital needs are currently provided under three lines of credit. Under one agreement with Coast Business Credit, due December 31, 2001, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $20,000,000 or the prior 120-days' cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $6,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At January 31, 2000, approximately $16,530,000 was outstanding under this line.

Under a second line of credit with DVI Business Credit, due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal the bank's prime rate plus 1.0%. At January 31, 2000, approximately $4,380,000 was outstanding under this line.

The Company entered into an additional line of credit with DVI Business Credit, due October 31, 2000, where the Company may borrow up to $3,500,000 to either
(a) pay off in full the promissory note dated 10/1/94 issued to Tower Radiology, et. al. ["Tower Goodwill"], or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. This line is also collateralized by the Tower division's accounts receivable. At January 31, 2000, approximately $3,485,000 was outstanding under this line.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
---------------------------

ITEM 1:

LEGAL PROCEEDINGS. An action entitled "Sterling Diagnostic Imaging, Inc. v. Primedex Health Systems, Inc., RadNet Management, Inc. and Diagnostic Imaging Services, Inc." was filed in New Castle County [Delaware] Superior Court, Case No. 98C-10-112 [HLA], and a separate action entitled "Diagnostic Imaging Services, Inc. v. Sterling Diagnostic Imaging, Inc." was filed in Contra Costa County [California] Superior Court bearing Case No. C98-04298. This matter was initiated on June 5, 1998, when Sterling filed a demand for Arbitration before the American Arbitration Association in Philadelphia, seeking to enforce a film purchase agreement between DIS and E.I. du Pont de Nemours and Company ["DuPont"]. In October 1998, both DIS and Sterling commenced civil actions in state court. Sterling's action, filed in the Delaware Superior Court, sought to compel actions in state court. Sterling's action, filed in the Delaware Superior Court, sought to compel arbitration or, in the alternative, sought damages for breach of contract against DIS, seeking to recover $5,000,000. DIS was also sued for civil conspiracy, along with defendants RadNet Management, Inc. and the Company, who were additionally sued on alternative theories of alter ego [of DIS] and tortious interference with DIS's alleged contract with Sterling. Following the filing of a motion to dismiss by DIS, Sterling filed an amended complaint abandoning its attempt to compel arbitration. DIS and the other defendants filed motions seeking to either dismiss the action entirely or, alternatively, to stay the action pending the resolution of the California action. The Delaware court dismissed the action as to the Company and RadNet Management, Inc. and stayed the action as to DIS pending the hearing in California. The DIS action against Sterling sought declaratory relief on claims that Sterling was not a proper assignee of the DIS contract with DuPont and thus had no standing. Sterling filed its claims in a cross-complaint in DIS's California action in April 1999. In March 2000, the parties entered into a settlement agreement. The settlement requires DIS to pay Sterling $700,000 over five years on the following terms: an initial payment of $100,000 on May 1, 2000, a payment of $100,000 on May 1, 2001, and the remaining $500,000 paid in monthly installments of $7,066.95 commencing June 1, 2000, including five percent interest amortized over seven years, with a balloon payment of $161,754.52 at the end of five years.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SIGNATURES
----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Primedex Health Systems, Inc.
                                   (Registrant)


March 29,  2000                    By: /S/ Howard G. Berger
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer