Form 10-Q/A
period 2000-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2000-05-02
CIK 790526

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                 AMENDMENT NO. 1

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended January 31, 2000            Commission File Number 0-19019
                      ----------------                                   -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          -----------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

New York                                                              13-3326724
--------                                                              ----------
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

1516 Cotner Avenue
Los Angeles, California                                                    90025
-----------------------                                                    -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

Registrant's telephone number, including area code:     (310)478-7808
                                                        -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X  No
                                    ----     ----

Number of shares outstanding of the issuer's common stock as of March 29, 2000 was 38,932,760 [excluding treasury shares].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 10.31   Primedex Health Systems, Inc. 2000 Long-Term
                                  Incentive Plan

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    Primedex Health Systems, Inc.
                                             (REGISTRANT)



May 1, 2000                         By: /S/ Howard G. Berger
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer