Form 10-Q
period 2000-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 2000-06-14
CIK 790526

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the Quarter Ended April 30, 2000       Commission File Number 0-19019
                        --------------                              -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          -----------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

             New York                                       13-3326724
             --------                                       ----------
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

         1516 Cotner Avenue
       Los Angeles, California                                90025
       -----------------------                                -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

Registrant's telephone number, including area code:      (310) 478-7808
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

                            Yes [X]    No [ ]

Number of shares outstanding of the issuer's common stock as of June 2, 2000 was 38,932,760 [excluding treasury shares].

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Shareholders
Primedex Health Systems, Inc.

We have reviewed the condensed consolidated balance sheet of Primedex Health Systems, Inc. and Affiliates as of April 30, 2000 and the related condensed consolidated statements of operations and cash flows for the three and six months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Primedex Health Systems, Inc. and Affiliates as of October 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended not presented herein; and in our report dated January 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of October 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                   /S/ MOSS ADAMS LLP
Los Angeles, California
June 6, 2000

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                            APRIL 30,      OCTOBER 31,
                                                            ---------      -----------
                                                              2000            1999
                                                          -------------   -------------
                                                           (UNAUDITED)
                                                          -------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $     43,254    $      2,638
  Accounts receivable, net                                  18,359,735      16,694,368
  Unbilled receivables and other receivables                   447,651         441,208
  Due from related party                                       316,148         206,200
  Other                                                      3,643,818       1,628,999
                                                          -------------   -------------
           Total current assets                             22,810,606      18,973,413
                                                          -------------   -------------

PROPERTY AND EQUIPMENT, NET                                 38,891,080      37,666,620
                                                          -------------   -------------

OTHER ASSETS:
  Accounts receivable, net                                   3,328,146       3,040,416
  Due from related parties                                      91,676          87,795
  Goodwill, net                                             10,235,063      10,594,678
  Other                                                      1,565,647       1,883,917
                                                          -------------   -------------
           Total other assets                               15,220,532      15,606,806
                                                          -------------   -------------

                                                          $ 76,922,218    $ 72,246,839
                                                          =============   =============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdraft                                          $  2,798,521    $  2,353,667
  Accounts payable, accrued expenses and other              15,394,071      15,085,479
  Current portion of notes and leases payable               44,429,791      39,341,714
  Deferred revenue                                             200,000         200,000
                                                          -------------   -------------
           Total current liabilities                        62,822,383      56,980,860
                                                          -------------   -------------

LONG-TERM LIABILITIES:
  Subordinated debentures payable                           19,953,000      20,037,000
  Notes payable to related party                             2,553,854       2,553,854
  Notes and leases payable, net of current portion          53,370,232      54,882,513
  Accrued expenses                                             334,713
                                                                               283,024
  Deferred revenue                                           1,166,667       1,266,666
                                                          -------------   -------------
           Total long-term liabilities                      77,378,466      79,023,057
                                                          -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                   445,871         440,063
                                                          -------------   -------------
REDEEMABLE STOCK                                               160,000         160,000
                                                          -------------   -------------

STOCKHOLDERS' DEFICIT                                      (63,884,502)    (64,357,141)
                                                          -------------   -------------

                                                          $ 76,922,218    $ 72,246,839
                                                          =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ------------------                 ----------------
                                                    APRIL 30,                         APRIL 30,
                                                    ---------                         ---------
                                              2000             1999             2000             1999
                                         --------------   --------------   --------------   --------------
REVENUE
  Revenue                                $  57,080,230    $  43,465,409    $ 107,659,037    $  79,199,115
  Less: Allowances                          35,179,103       24,732,227       65,774,168       44,468,510
                                         --------------   --------------   --------------   --------------

     Net revenue                            21,901,127       18,733,182       41,884,869       34,730,605
                                         --------------   --------------   --------------   --------------

OPERATING EXPENSES
  Operating expenses                        15,144,615       15,495,464       29,529,306       29,639,835
  Depreciation and amortization              2,043,055        1,954,178        4,035,349        3,830,319
  Provision for bad debts                    1,135,485          922,467        2,123,009        1,651,559
  Impairment loss on long-lived assets               -                -                -          478,646
                                         --------------   --------------   --------------   --------------

     Total operating expenses               18,323,155       18,372,109       35,687,664       35,600,359
                                         --------------   --------------   --------------   --------------

     Income (loss) from operations           3,577,972          361,073        6,197,205         (869,754)
                                         --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
  Interest expense, net                     (3,060,857)      (2,674,457)      (6,020,916)      (5,145,534)
  Gain (loss) on sale of assets                  4,847         (176,509)           4,987         (176,509)
  Other                                        241,737       (1,911,077)         375,833       (1,659,629)
                                         --------------   --------------   --------------   --------------

     Total other expense                    (2,814,273)      (4,762,043)      (5,640,096)      (6,981,672)
                                         --------------   --------------   --------------   --------------
INCOME (LOSS) BEFORE MINORITY
  INTEREST AND EXTRAORDINARY ITEM              763,699       (4,400,970)         557,109       (7,851,426)
                                         --------------   --------------   --------------   --------------

MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                       (63,004)         (11,602)        (105,809)         (10,377)
                                         --------------   --------------   --------------   --------------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                           700,695       (4,412,572)         451,300       (7,861,803)

EXTRAORDINARY ITEM-GAIN
  FROM EXTINGUISHMENT OF
  DEBT (NET OF INCOME TAXES OF $-0-)             3,337            8,001           55,107        1,384,244
                                         --------------   --------------   --------------   --------------

NET INCOME (LOSS)                        $     704,032    $  (4,404,571)   $     506,407    $  (6,477,559)
                                         ==============   ==============   ==============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ------------------                 ----------------
                                                    APRIL 30,                         APRIL 30,
                                                    ---------                         ---------
                                              2000             1999             2000             1999
                                         --------------   --------------   --------------   --------------
BASIC AND DILUTED EARNINGS
  PER SHARE:
  Income (loss) before extraordinary gain          .02             (.11)             .01             (.20)
  Extraordinary gain                               .00              .00              .00              .03
                                         --------------   --------------   --------------   --------------

BASIC AND DILUTED NET
  INCOME (LOSS) PER SHARE                $         .02    $        (.11)   $         .01    $        (.17)
                                         ==============   ==============   ==============   ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                                     38,932,760       38,932,760       38,932,760       39,012,629
                                         ==============   ==============   ==============   ==============

  DILUTED                                   39,625,096       38,932,760       39,278,928       39,012,629
                                         ==============   ==============   ==============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------------------

                               Common Stock $.01 par value
                               ---------------------------
                               100,000,000 shares authorized                   Treasury Stock, at cost
                               -----------------------------   Paid-in      ----------------------------
                                   Shares         Amount       Capital         Shares         Amount
                               -------------  -------------  -------------  -------------  -------------
BALANCE - OCTOBER 31, 1999       40,757,760   $    407,577   $ 99,336,645     (1,825,000)  $   (694,947)

 Discounted note, net                     -              -              -              -              -

 Net income                               -              -              -              -              -
                               -------------  -------------  -------------  -------------  -------------

BALANCE - APRIL 30, 2000
  (UNAUDITED)                    40,757,760   $    407,577   $ 99,336,645     (1,825,000)  $   (694,947)
                               =============  =============  =============  =============  =============

(CONTINUED BELOW)


                                                                 Stock           Total
                                Accumulated      Due from     Subscription   Stockholders'
                                  Deficit      Related Party   Receivable       Deficit
                               --------------  -------------  -------------  -------------
BALANCE - OCTOBER 31, 1999     $(162,546,182)  $   (830,234)  $    (30,000)  $(64,357,141)

 Discounted note, net                      -        (33,768)             -        (33,768)

 Net income                          506,407              -              -        506,407
                               --------------  -------------  -------------  -------------

BALANCE - APRIL 30, 2000
  (UNAUDITED)                  $(162,039,775)  $   (864,002)  $    (30,000)  $(63,884,502)
                               ==============  =============  =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                                       APRIL 30,
                                                                       ---------
                                                                 2000             1999
                                                            --------------   --------------
NET CASH FROM OPERATING ACTIVITIES                          $   3,487,917    $     885,803
                                                            --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of imaging centers - net of cash acquired                 -         (100,000)
  Purchase of property and equipment                           (2,547,547)      (3,752,039)
  Proceeds from sale of divisions, centers, and equipment         950,000          954,120
  Loan fees                                                       (50,000)        (108,750)
  Loans to related parties                                       (100,000)         (55,000)
                                                            --------------   --------------

                 Net cash from investing activities            (1,747,547)      (3,061,669)
                                                            --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                                  444,855          289,155
  Principal payments on notes and leases payable               (8,564,783)      (8,039,575)
  Proceeds from short-term and long-term borrowings             6,563,854       10,413,403
  Purchase of treasury stock                                            -          (35,000)
  Purchase of subordinated debentures                             (43,680)        (337,215)
  Joint venture distribution                                     (100,000)        (100,000)
                                                            --------------   --------------


                 Net cash from financing activities            (1,699,754)       2,190,768
                                                            --------------   --------------

NET INCREASE IN CASH                                               40,616           14,902
CASH, beginning of period                                           2,638           59,495
                                                            --------------   --------------

CASH, end of period                                         $      43,254    $      74,397
                                                            ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                          $   6,176,993    $   5,369,155
                                                            --------------   --------------
          Income taxes                                      $           -    $           -
                                                            --------------   --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $2,200,000 and $7,115,000 for the six months ended April 30, 2000 and 1999, respectively.

     During the six months ended April 30, 2000, as part of a judgment in a litigation matter, $3,000,000 was borrowed from one of the Company's existing lines of credit and placed into an irrevocable standby letter of credit pending the final settlement of the lawsuit The letter of credit earns interest at approximately 5.35%.

     During the six months ended April 30, 1999, the Company acquired the assets of Buena Ventura Medical Group ["Loma Vista"] for $72,500 and recorded the liability as an accrued expense.

     During the six months ended April 30, 1999, the Company recorded goodwill and notes payable of approximately $429,000 to acquire DIS common stock.

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

     During the six months ended April 30, 1999, the Company recognized purchase discount income related to film purchases [offset against operating expenses] of approximately $380,000.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENATATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1999. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three and six months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000.

NOTE 2 - NATURE OF BUSINESS

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services in the state of California.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Primedex Health Systems, Inc.; Radnet Management, Inc.; Diagnostic Imaging Services, Inc. ["DIS"] and Radnet Managed Imaging Services, Inc. ["RMIS"] (collectively referred to as "the Company"). Radnet Management, Inc. is combined with Beverly Radiology Medical Group ["BRMG"] and consolidated with Radnet Sub, Inc., Tower Imaging Heartcheck, Woodward Park Imaging Center and Westchester Imaging Group (a joint venture). Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations.

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

NOTE 4 - BUSINESS COMBINATIONS - ACQUISITIONS, SALES AND DIVESTITURES

     In November 1999, the Company opened Los Coyotes Imaging in Long Beach, California, a start-up facility providing MRI, CT, nuclear medicine and diagnostic x-ray services.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - BUSINESS COMBINATIONS - ACQUISITIONS, SALES AND DIVESTITURES
(CONTINUED)

     In April 2000, the Company entered into a management service arrangement with Heartcheck America and opened Tower Imaging Heartcheck in a suite adjacent to its Roxsan facility. The center performs coronary artery screenings for calcification on an Electron Beam Cat Scan ["EBCT"] for early detection of heart disease.

     During the six months ended April 30, 1999, the Company purchased an additional 390,100 shares of DIS common stock from various parties for an aggregate purchase price of $478,646 in cash and notes payable, bringing the Company's total ownership to approximately 90%.

     In December 1998, the Company acquired a new capitated contract with Buenaventura Medical Clinic, Inc. in Ventura County. As part of the transaction, the Company purchased the equipment of the existing operation for $72,500 and subleased the operation's four facilities located in Ventura (2 sites), Oxnard and Camarillo ("Loma Vista" collectively) for approximately $4,800 per month. During the six months ended April 30, 2000, the Camarillo facility was closed and consolidated with the Company's other site in the same city.

     In January 1999, the Company acquired a new capitated contract with Harriman Jones and subleased the operations' three facilities in Long Beach, La Palma and Seal Beach ("Redondo Imaging" collectively) for $10,200 per month.

NOTE 5 - INTANGIBLE ASSETS

     Intangible Assets consists of goodwill recorded at cost of $14,604,195, less accumulated amortization of $4,369,132 as of April 30, 2000. Amortization expense of approximately $360,000 was recognized for the six months ended April 30, 2000 and 1999.

     During the six months ended April 30, 1999, the Company recorded goodwill in connection with the acquisition of additional shares of DIS stock of approximately $478,000 which was written off as impairment losses.

NOTE 6 - SUBORDINATED DEBENTURES

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

     Amortization expense of the offering costs for the six months ended April 30, 2000 and 1999 was approximately $115,000 and $118,000, respectively. Interest expense for the six months ended April 30, 2000 and 1999 was approximately $1,000,000 for each period.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - SUBORDINATED DEBENTURES (CONTINUED)

     During the six months ended April 30, 2000 and 1999, the Company repurchased debentures with face amounts of $84,000 and $676,000 for $43,680 and $337,215 resulting in gains on early extinguishments of $40,320 and $338,785, respectively. In connection with these transactions, $2,955 and $34,375 of net offering costs were written-off during the six months ended April 30, 2000 and 1999, respectively.

NOTE 7 - CAPITAL TRANSACTIONS

     During the six months ended April 30, 1999, debentures totaling $5,000 were converted into 500 shares of common stock.

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

     During the six months ended April 30, 1999, the Company repurchased 200,000 shares from the former officer at $.40 per share under a stock repurchase agreement. The Company paid $35,000, utilized $25,000 to partially offset a prior loan made to the former officer, and recorded a $20,000 liability to him which was paid during the year ended October 31, 1999.

NOTE 8 - RELATED PARTY TRANSACTIONS

     The amount due from related party relates to a $6,000,000 note receivable issued in connection with the acquisition of Radnet. The outstanding balance of $1,000,000, classified as stockholders' equity, is discounted at 8% and due February 2001. The note is secured by the stock of the Company, which was issued in connection with the Radnet acquisition.

     The notes payable related parties of $2,553,854 are due to an officer and and employee of the Company. The notes bear interest at 6.58% annually and the outstanding principal is due June 2001. During the six months ended April 30, 2000 and 1999, interest expense was approximately $84,000 for each period.

     At October 31, 1999, the Company had total advances made to one officer of the Company of $195,000 due within one year. During the six months ended April 30, 2000, the Company advanced an additional $100,000 to this officer with the same terms. The advances bear interest at 6.5%

     At October 31, 1999, the Company had total loans to a former officer of the Company of $105,000 due within four years with interest at 6.5% of which $30,000 was used to purchase Company stock and classified as stock subscription receivable.

NOTE 9 - SUBSEQUENT EVENTS

     On June 6, 2000, the Company's wholly-owned subsidiary acquired three medical resonance imaging (MRI) centers located in Tarzana, Chino and San Gabriel Valley, California from Diagnostic Health Services, Inc. ["DHS"], a company presently in a bankruptcy reorganization proceeding, for $11,925,000, plus the assumption of the equipment lease having an approximate $2.2 million liability. The three MRI centers were previously owned and operated by the Company and sold (with one other MRI center) to DHS in 1997 for approximately $16,000,000 plus assumed liabilities. The Company's wholly-owned subsidiary borrowed the $11,925,000 from a primary lending source.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

    At the Company's North County facility ["San Diego"], the current building lease expires October 31, 2000 and the Company was unable to obtain an option to extend its term. Due to this, the Company acquired space in nearby Oceanside, California and entered into a building lease for approximately $3,702 per month until November 2005.
The site will be operational in October 2000.

NOTE 10 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a deficiency in equity of $63,885,000 and a working capital deficiency of $40,012,000, which raise substantial doubt about its ability to continue as a going concern. Over the past several years, management has been addressing the issues that have lead to these deficiencies. Results of management's plans and efforts have been positive, as indicated by the recent improvement in operating income; however, continued effort is planned in the future to allow the Company to continue to operate and ultimately return the Company to sustained profitability. Such actions and plans include:

         Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In November 1999, the Company opened a new center in Long Beach, California which has experienced favorable performance in its initial months of operations.

         Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. In the three months ended January 31, 2000, the Company entered into 2 new capitation contracts that will significantly increase business in at least four Southern California facilities.

         Increase revenue through new fee for service arrangements where opportunities exist. In the three months ended January 31, 2000, the Company was successful in negotiating new fee for service arrangements that will increase patient volume in four Southern California facilities.

         Consolidate underperforming facilities to reduce operating cost duplication.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

ITEM 2: BACKGROUND

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

In subsequent purchases through June 2, 2000, the Company acquired an additional 3,472,137 shares of DIS stock from various related and unrelated parties for $4,181,841 in cash and notes payable increasing its total ownership to approximately 90%. The Statements of Operations and Cash Flows for the six months ended April 30, 2000 and 1999 reflect the operations and cash transactions of DIS.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

DISCUSSION OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2000 VS. APRIL 30, 1999

The following discussion relates to the continuing activities of Primedex Health Systems, Inc..

RESULTS OF OPERATIONS

The discussion of the results of continuing operations includes PHS, Radnet, RMIS and DIS for the six months ended April 30, 2000 and 1999.

During the six months ended April 30, 2000, the Company generated income from operations of approximately $6,200,000. During the six months ended April 30, 1999, the Company incurred a loss from operations of approximately $870,000.

During the six months ended April 30, 2000 and 1999, the Company realized net revenues of approximately $41,885,000 and $34,730,000, respectively.

During the six months ended April 30, 2000 and 1999, Radnet realized net revenues of approximately $35,635,000 and $28,735,000, respectively, and DIS realized net revenues of approximately $6,250,000 and $5,995,000, respectively. The primary reasons for the improvement in net revenue was due to the addition of new equipment increasing throughput and procedural exam volume, the addition of new capitation contracts including St. Josephs and St. Judes benefiting the Orange County region, the renegotiation of exisiting capitation and fee for service contracts improving reimbursement, the addition of a new site in Long Beach, California, and increased demand for imaging services throughout the healthcare industry due to an improved economy.

During the six months ended April 30, 2000 and 1999, the Company incurred operating expenses of approximately $35,685,000 and $35,600,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS [CONTINUED]

For the six months ended April 30, 2000 and 1999, Radnet's operating expenses were approximately $29,730,000 and $28,010,000, respectively, DIS's operating expenses were approximately $4,800,000 and $6,575,000, respectively, RMIS's operating expenses were approximately $-0- and $40,000, respectively, and PHS's operating expenses were approximately $1,155,000 and $975,000, respectively. With the increase in net revenue, the Company's variable expenses did not increase proportionately due to efficiencies created with the consolidation of a portion of Tower's operation at its new Wilshire site, the addition of new equipment which reduced repair and maintenance costs, the reduction of legal expenditures related to litigation matters (coupled with reimbursement of legal expenditures from the Company's insurance policies), and the reduction of film costs with increased purchase discounts and the introduction of filmless systems at a number of the Company's busiest facilities. In addition, during the six months ended April 30, 1999, DIS's operating expenses included approximately $479,000 for the write-off of additional shares of DIS stock acquired in December 1998.

During the six months ended April 30, 2000 and 1999, the Company's operating expenses consisted of approximately $16,950,000 and $15,085,000, respectively, for salaries and reading fees, approximately $3,005,000 and $3,090,000, respectively, for building and equipment rentals, approximately $9,570,000 and $11,465,000, respectively, in general and administrative expenditures, approximately $4,035,000 and $3,830,000, respectively, in depreciation and amortization, approximately $2,125,000 and $1,650,000, respectively, for provisions for bad debt, and approximately $-0- and $480,000 attributable to the recognition of an impairment loss, pursuant to FASB 121, for the write-down of acquisition stock related to DIS.

During the six months ended April 30, 2000 and 1999, net interest expense was approximately $6,020,000 and $5,145,000, respectively.

During the six months ended April 30, 2000, the Company recognized other income of approximately $375,000. During the six months ended April 30, 1999, the Company recognized other expense [net of other income] of approximately $1,660,000 which included $1,755,995 of settlement costs related to litigation matters. During the six months ended April 30, 2000, the Company realized net gains from the sale or disposal of equipment of approximately $5,000. During the six months ended April 30, 1999, the Company realized net losses from the disposal or sale of equipment of approximately $175,000.

During the six months ended April 30, 2000, the Company realized extraordinary gains of approximately $55,000 for the repurchase of subordinated bond debentures and the settlement of limited partner notes at a discount. During the six months ended April 30, 1999, the Company realized extraordinary gains of approximately $1,385,000 which included gains of approximately $339,000 for the repurchase and retirement of subordinated bond debentures and approximately $1,037,000 for the discounted pre-payment of Tower Goodwill. The Company utilized its additional line of credit agreement with DVI Business Credit to settle the majority of its obligation from the Tower acquisition ["Tower Goodwill"] for $3,500,000 cash and an $800,000 note payable to be paid over 48 months beginning February 1, 1999 with interest at 8%.

During the six months ended April 30, 2000, the Company recognized net income of approximately $505,000. During the six months ended April 30, 1999, the Company had net losses of approximately $6,475,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the six months ended April 30, 2000 and 1999 by approximately $40,000 and $15,000, respectively.

Cash utilized for investing activities for the six months ended April 30, 2000 and 1999 was approximately $1,745,000 and $3,060,000, respectively. For the six months ended April 30, 2000 and 1999, the Company paid loan fees of approximately $50,000 and $110,000, respectively, purchased property and equipment for approximately $2,545,000 and $3,750,000, respectively, received proceeds from the sale or trade-in of equipment for $950,000 and $955,000, respectively, and loaned $100,000 and $55,000, respectively, to related parties. In addition, during the six months ended April 30, 1999, the Company acquired assets and additional DIS stock for approximately $100,000.

Cash utilized for financing activities for the six months ended April 30, 2000 was approximately $1,700,000. Cash generated from financing activities for the six months ended April 30, 1999 was approximately $2,190,000. During the six months ended April 30, 2000 and 1999, the Company made principal payments on capital leases and notes payable of approximately $8,565,000 and $8,040,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $6,565,000 and $10,415,000, respectively, increased its cash overdraft by approximately $445,000 and $290,000, respectively, distributed $100,000 in each period to its joint venture partner, and repurchased subordinated debentures for approximately $45,000 and $340,000, respectively. In addition, during the six months ended April 30, 1999, the Company purchased common stock per an exercised stock put for $35,000.

At April 30, 2000, the Company had a working capital deficit of $40,011,777 as compared to a working capital deficit of $38,007,447 at October 31, 1999, an increased deficit of $2,004,330. Included in current liabilities of the Company at April 30, 2000 and October 31, 1999 are approximately $25.8 million and $21.6 million, respectively, of revolving lines of credit liabilities.

The Company's future payments for debt and equipment under capital lease for the next five years, excluding lines of credit, will be approximately $50,525,000, $18,585,000, $17,280,000, $14,900,000 and $9,230,000, respectively. Interest expense, excluding interest expense on operating lines of credit, for the Company for the next five years, included in the above payments, will be approximately $6,095,000, $4,720,000, $3,330,000, $1,955,000 and $795,000,
respectively. Interest on subordinated bond debentures is excluded. The Company estimates interest on its bond debentures to be approximately $2,000,000 for the next twelve month period. In addition, the Company has noncancellable operating leases for the use of its facilities and certain medical equipment which will average approximately $3,900,000 in annual payments over the next five years.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems until October 2003 for the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. The service fee ranges from 2.82% to 3.67% of net revenue and the aggregate minimum net revenue ranges from $85,000,000 to $95,000,000 during the term of the agreement. As of April 30, 2000, the monthly service fees were approximately $200,000 per month.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

The Company's working capital needs are currently provided under three lines of credit.

Under one agreement with Coast Business Credit, due December 31, 2001, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior 120-days' cash collections or $20,000,000. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $6,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At April 30, 2000, approximately $17,035,000 was outstanding under this line. In December 1999, the Company obtained an additional $2,000,000 loan from Coast Business Credit payable on June 30, 2000. This amount is included in the outstanding balance under the line.

Under a second line of credit with DVI Business Credit, due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At April 30, 2000, approximately $5,230,000 was outstanding under this line, which was over the borrowing base by approximately $700,000 and over the line availability by approximately $230,000.

The Company entered into an additional line of credit with DVI Business Credit, due October 31, 2000, where the Company may borrow up to $3,500,000 to either
(a) pay off in full the promissory note dated 10/1/94 issued to Tower Radiology, et. al. ["Tower Goodwill"], or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. This line is also collateralized by the Tower division's accounts receivable. Effective January 1, 2000, the line of credit agreement was amended and monthly payments were suspended and interest was accrued on the outstanding principal balance until payments resume on July 1, 2000. At April 30, 2000, approximately $3,570,000 was outstanding under this line.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS.

An action entitled "Gerald E. Dalrymple, M.D. and Gerald E. Dalrymple, M.D., Inc. v. Primedex Health Systems, Inc., Howard Berger, M.D., Diagnostic Imaging Services, Inc., a Delaware corporation, Diagnostic Imaging Services, a California corporation, and Diagnostic Health Services, Inc." was filed in the Los Angeles Superior Court, Case No. SC 047526 on June 3, 1997. The Complaint alleged that Diagnostic Imaging Services, Inc. ["DIS"] failed to properly pay plaintiffs' fees for performing professional services to which they were entitled as well as damages for violation of the implied covenant of good faith and fair dealing, fraud, conversion, breach of fiduciary duty, interference with existing and prospective business advantage, negligent and intentional infliction of emotional distress and defamation, and sought damages for an unspecified amount in excess of $25,000. The Complaint also alleged that by virtue of the investment by the Company in DIS and the sale of four of the DIS imaging centers and its ultrasound business to Diagnostic Health Services, Inc., that DIS had thereby effected either a reorganization, consolidation, merger or transfer of all or substantially all of its assets to another entity thereby permitting plaintiffs to convert a warrant for 319,488 shares of DIS's common stock, issued in connection with the acquisition of Parkside Radiology, to either $1,000,000 cash or stock with a market value of $1,000,000 in the Company, at the election of the Company. A partial settlement was reached in August 1997. Pursuant to the partial settlement, Dr. Dalrymple assumed ownership of Parkside Radiology and assumed responsibility for expenses of that facility in the future. Additionally, DIS sold certain of its equipment and leasehold improvements at Parkside to Dr. Dalymple for approximately $400,000. Plaintiff's remaining claims, as well as the DIS cross-claims against Dr. Dalrymple alleging, among other things, that Dr. Dalrymple pursued a plan to depress Parkside's business, and therefore its value, thus enabling him to acquire the facility he previously sold to DIS at a depressed price, were tried before a jury in Santa Monica, California, from July 28, 1999 through August 20, 1999. Having abandoned their claims for defamation and interference with existing and prospective business advantage prior to trial, plaintiffs went forward with their claim for breach of plaintiff's professional services contract with DIS, their claim for breach of the implied covenant of good faith and fair dealing arising therefrom, their claims arising from the warrant, as well as their claims for fraud, conversion, breach of fiduciary duty, and for negligent and intentional infliction of emotional distress. During the trial, the Court granted verdict in the Company's favor on the latter claim and dismissed all punitive damages allegations. The jury awarded a verdict against the Company in the amount of $1,000,000 on the warrant claim, $259,345 on the claims based upon the professional services contract, $226,650 on the breach of fiduciary duty and conversion claims, $445,000 on the claim for negligent infliction of emotional distress, and interest thereon. On the cross-complaint, DIS was awarded $180,000 for breach of contract on its claim that the plaintiff's failed to deliver a valid and enforceable assignment of the leasehold premises when DIS purchased Parkside Radiology in 1994. The demand of the parties for attorney's fees was rejected and during the pendency of the Company's appeal the parties agreed to settle the case in exchange for payment by the Company of $1,785,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) On March 10, 2000, the Company issued a five year option to acquire 500,000 shares of the Company's Common Stock.

         (b) The option was issued to John V. Crues, III, M.D., the Company's medical director.

         (c) The option was issued in consideration of Dr. Crues' continued employment with the Company.

         (d) The securities were issued as privately placed securities offered to one individual pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

         (e) The option is exercisable at a price of $.40 per share, the closing public market price for the Company's common stock on the date the option was issued.

         (f) On exercise the proceeds will be placed with the working capital of the Company.


ITEM 5:  OTHER INFORMATION.

On June 6, 2000, the Company's wholly-owned subsidiary acquired three medical resonance imaging (MRI) centers located in Tarzana, Chino and San Gabriel Valley, California from Diagnostic Health Services, Inc. ["DHS"], a company presently in a bankruptcy reorganization proceeding, for $11,925,000, plus assumption of the equipment lease having an approximate $2.2 million liability. The three MRI centers were previously owned and operated by the Company and sold (with one other MRI center) to DHS in 1997 for approximately $16,000,000 plus assumed liabilities. The Company's wholly-owned subsidiary borrowed the $11,925,000 from a primary lending source.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

SIGNATURE
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Primedex Health Systems, Inc.
                             ------------------------------------------
                             (Registrant)


June 13, 2000                By:  /S/ Howard G. Berger
                                ---------------------------------------
                                Howard G. Berger, M.D., President,
                                Treasurer and Principal Financial Officer