Form 10-K/A
period 1999-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2000-06-27
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                ----------------

                                 AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   No                             Yes  X
                      -----                           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. _____

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2,805,236 on February 1, 2000 based upon the mean between the closing bid and closing asked price for the common stock in the over-the-counter market on said date.

The number of shares of the registrant's common stock outstanding on February 1, 2000 was 38,932,760 shares (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------          ---------------------------------------------------------------

Exhibit No.      Description of Exhibit
-----------      ----------------------

13 Annual report to security holders consisted of this Form 10-K as sent to all security holders.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRIMEDEX HEALTH SYSTEMS, INC.


Date:  June 26, 2000                   /s/ Howard G. Berger
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer