Form 10-Q
period 2000-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2000-09-14
CIK 790526

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the Quarter Ended July 31, 2000       Commission File Number 0-19019
                         -------------                              -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          -----------------------------
               (Exact name of registrant as specified in charter)

               New York                             13-3326724
               --------                             ----------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

         1516 Cotner Avenue
         Los Angeles, California                         90025
         -----------------------                         -----
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:    (310) 478-7808
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

                                    Yes  __X__        No ____

Number of shares outstanding of the issuer's common stock as of September 8, 2000 was 39,132,760 [excluding treasury shares].

                         INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Shareholders
Primedex Health Systems, Inc.

We have reviewed the consolidated balance sheet of Primedex Health Systems, Inc. and Affiliates as of July 31, 2000 and the related consolidated statements of operations and cash flows for the three and nine months then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Primedex Health Systems, Inc. and Affiliates as of October 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended not presented herein; and in our report dated January 28, 2000, we expressed an unqualified opinion on those consolidated financial statements, with emphasis regarding substantial doubt about the Company's ability to continue as a going concern [See Note 10 herein]. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                  /s/ Moss Adams LLP
                                                      MOSS ADAMS LLP
Los Angeles, California
September 8, 2000

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                        JULY 31,     OCTOBER 31,
                                                     ------------- -------------
                                                          2000          1999
                                                          ----          ----
                                                      (UNAUDITED)
                                                     ------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $      4,967  $      2,638
  Accounts receivable, net                             18,680,452    16,694,368
  Unbilled receivables and other receivables              686,966       441,208
  Due from related party                                  326,395       206,200
  Other                                                   942,297     1,628,999
                                                     ------------- -------------
           Total current assets                        20,641,077    18,973,413
                                                     ------------- -------------

PROPERTY AND EQUIPMENT, net                            42,088,508    37,666,620
                                                     ------------- -------------

OTHER ASSETS:
  Accounts receivable, net                              3,502,990     3,040,416
  Due from related parties                                 94,192        87,795
  Goodwill, net                                        18,228,315    10,594,678
  Other                                                 1,432,888     1,883,917
                                                     ------------- -------------
           Total other assets                          23,258,385    15,606,806
                                                     ------------- -------------

                                                     $ 85,987,970  $ 72,246,839
                                                     ============= =============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash overdraft                                     $  1,832,576  $  2,353,667
  Accounts payable, accrued expenses and other         13,659,567    15,085,479
  Notes payable to related party                        2,553,854             -
  Current portion of notes and leases payable          46,137,228    39,341,714
  Deferred revenue                                              -       200,000
                                                     ------------- -------------
           Total current liabilities                   64,183,225    56,980,860
                                                     ------------- -------------

LONG-TERM LIABILITIES:
  Subordinated debentures payable                      19,803,000    20,037,000
  Notes payable to related party                                -     2,553,854
  Notes and leases payable, net of current
   portion                                             63,774,208    54,882,513
  Accrued expenses                                        327,989       283,024
  Deferred revenue                                              -     1,266,666
                                                     ------------- -------------
           Total long-term liabilities                 83,905,197    79,023,057
                                                     ------------- -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY              507,210       440,063
                                                     ------------- -------------
REDEEMABLE STOCK                                          160,000       160,000
                                                     ------------- -------------

STOCKHOLDERS' DEFICIT                                 (62,767,662)  (64,357,141)
                                                     ------------- -------------

                                                     $ 85,987,970  $ 72,246,839
                                                     ============= =============

The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
----------------------------------------------------------------------------------------------------------

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     JULY 31,                          JULY 31,
                                                     --------                          --------
                                               2000            1999              2000            1999
                                              ------           ----             ------           ----
REVENUE
  Revenue                                $  59,187,616    $  44,422,477    $ 166,846,653    $ 123,621,592
  Less: Allowances                          35,773,599       25,539,821      101,547,767       70,008,331
                                         --------------   --------------   --------------   --------------

     Net revenue                            23,414,017       18,882,656       65,298,886       53,613,261
                                         --------------   --------------   --------------   --------------

OPERATING EXPENSES
  Operating expenses                        15,824,926       14,890,494       45,354,232       44,530,329
  Depreciation and amortization              2,200,597        1,925,820        6,235,946        5,756,139
  Provision for bad debts                    1,154,673          957,334        3,277,682        2,608,893
  Impairment loss on long-lived assets               -                -                -          478,646
                                         --------------   --------------   --------------   --------------

     Total operating expenses               19,180,196       17,773,648       54,867,860       53,374,007
                                         --------------   --------------   --------------   --------------

     Income from operations                  4,233,821        1,109,008       10,431,026          239,254
                                         --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
  Interest expense, net                     (3,191,581)      (2,685,608)      (9,212,497)      (7,831,142)
  Gain (loss) on sale of assets                (17,065)          80,969          (12,078)         (95,540)
  Other                                         96,181          143,062          472,014       (1,516,567)
                                         --------------   --------------   --------------   --------------

     Total other expense                    (3,112,465)      (2,461,577)      (8,752,561)      (9,443,249)
                                         --------------   --------------   --------------   --------------

INCOME (LOSS) BEFORE MINORITY
  INTEREST AND EXTRAORDINARY
  ITEM                                       1,121,356       (1,352,569)       1,678,465       (9,203,995)
                                         --------------   --------------   --------------   --------------

MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                       (61,338)           3,949         (167,147)          (6,428)
                                         --------------   --------------   --------------   --------------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                         1,060,018       (1,348,620)       1,511,318       (9,210,423)

EXTRAORDINARY ITEM-GAIN
  FROM EXTINGUISHMENT OF
  DEBT (net of income taxes of $-0-)            74,218                -          129,325        1,384,244
                                         --------------   --------------   --------------   --------------

NET INCOME (LOSS)                        $   1,134,236    $  (1,348,620)   $   1,640,643    $  (7,826,179)
                                         ==============   ==============   ==============   ==============



The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         JULY 31,                          JULY 31,
                                                         --------                          --------
                                                 2000              1999             2000             1999
                                                ------             ----            ------            ----
BASIC AND DILUTED EARNINGS
  PER SHARE:
  Income (loss) before extraordinary gain             .03             (.03)              .04             (.24)
  Extraordinary gain                                  .00              .00               .00              .04
                                            --------------   --------------    --------------   --------------

BASIC AND DILUTED NET
  INCOME (LOSS) PER SHARE                   $         .03    $        (.03)    $         .04    $        (.20)
                                            ==============   ==============    ==============   ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                                        38,969,717       38,932,760        38,945,169       38,985,615
                                            ==============   ==============    ==============   ==============

  DILUTED                                      40,193,872       38,932,760        39,658,399       38,985,615
                                            ==============   ==============    ==============   ==============


The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------

                               Common Stock, $.01 par value
                               ----------------------------
                               100,000,000 shares authorized                         Treasury Stock, at cost
                               -----------------------------         Paid-in         -----------------------
                                    Shares          Amount           Capital          Shares           Amount
                               --------------   --------------   --------------   --------------   --------------
BALANCE - OCTOBER 31, 1999        40,757,760    $     407,577    $  99,336,645       (1,825,000)   $    (694,947)

 Discounted note, net                      -                -                -                -                -

 Issuance of  Common Stock           200,000            2,000           28,000                -                -

 Net income                                -                -                -                -                -
                               --------------   --------------   --------------   --------------   --------------

BALANCE - JULY 31, 2000
  (Unaudited)                     40,957,760    $     409,577    $  99,364,645       (1,825,000)   $    (694,947)
                               ==============   ==============   ==============   ==============   ==============

continued below


                                                                     Stock             Total
                                Accumulated       Due from        Subscription     Stockholders'
                                  Deficit       Related Party      Receivable         Deficit
                               --------------   --------------   --------------   --------------
BALANCE - OCTOBER 31, 1999     $(162,546,182)   $    (830,234)   $     (30,000)   $ (64,357,141)

 Discounted note, net                      -          (51,164)               -          (51,164)

 Issuance of  Common Stock                 -                -          (30,000)               -

 Net income                        1,640,643                -                -        1,640,643
                               --------------   --------------   --------------   --------------

BALANCE - JULY 31, 2000
  (UNAUDITED)                  $(160,905,539)   $    (881,398)   $     (60,000)   $ (62,767,662)
                               ==============   ==============   ==============   ==============


The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------

                                                                   NINE MONTHS ENDED
                                                                   -----------------
                                                                        JULY 31,
                                                                        --------
                                                                2000              1999
                                                                ----              ----
NET CASH FROM OPERATING ACTIVITIES                          $  5,484,671    $  1,127,720
                                                            -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of imaging centers - net of cash acquired                -        (100,000)
  Purchase of property and equipment                          (3,382,412)     (4,785,209)
  Proceeds from sale of divisions, centers, and equipment        980,000         977,000
  Loan fees                                                      (50,000)       (108,750)
  Loans to related parties                                      (105,000)        (55,000)
                                                            -------------   -------------

                 Net cash from investing activities           (2,557,412)     (4,071,959)
                                                            -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                                (521,090)        488,112
  Principal payments on notes and leases payable              (8,584,449)    (10,952,930)
  Proceeds from short-term and long-term borrowings            6,402,289      13,872,732
  Purchase of treasury stock                                           -         (50,000)
  Purchase of subordinated debentures                           (121,680)       (337,215)
  Joint venture distribution                                    (100,000)       (100,000)
                                                            -------------   -------------

                 Net cash from financing activities           (2,924,930)      2,920,699
                                                            -------------   -------------

NET INCREASE IN CASH                                               2,329         (23,540)
CASH, beginning of period                                          2,638          59,495
                                                            -------------   -------------

CASH, end of period                                         $      4,967    $     35,955
                                                            =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                          $  8,946,124    $  7,841,416
                                                            -------------   -------------
          Income taxes                                      $          -    $          -
                                                            -------------   -------------




The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED JULY 31, 2000 AND 1999
--------------------------------------------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $3,150,000 and $7,400,000 for the nine months ended July 31, 2000 and 1999, respectively.

     During the nine months ended July 31, 2000, the Company acquired three hospital-based MRI centers, previously sold to Diagnostic Health Services, Inc. ["DHS"] in 1997, for approximately $14.2 million in notes payable. As part of the transaction, the Company recorded net accounts receivable of approximately $917,000, net property and equipment of approximately $3,380,000 and goodwill of approximately $8,240,000. In addition, the Company wrote-off deferred revenue related to covenants not-to-compete with DHS of approximately $1,350,000 and other liabilities of approximately $305,000.

     During the nine months ended July 31, 1999, the Company acquired the assets of Buena Ventura Medical Group ["Loma Vista"] for $72,500 and recorded the liability as an accrued expense.

     During the nine months ended July 31, 1999, the Company recorded goodwill and notes payable of approximately $429,000 to acquire DIS common stock.

     During the nine months ended July 31, 1999, $5,000 face value subordinated bond debentures were converted into 500 shares of the Company's common stock.

     During the nine months ended July 31, 2000, an officer of the Company exercised his stock options to acquire 200,000 of the Company's common stock at $.15 per share, or $30,000. The entire amount was borrowed from the Company, bears interest at 7% and is due on or before May 3, 2002.

     During the nine months ended July 31, 1999, a prior employee exercised his stock put for 200,000 shares of the Company's common stock at $.40 per share. As part of the transaction, $25,000 in prior loans due from this related party were utilized as payment and the Company also recorded $5,000 due to related party.

     During the nine months ended July 31, 1999, the Company recognized purchase discount income related to film purchases [offset against operating expenses] of approximately $380,000.






The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENATATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1999. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three and nine months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000.

NOTE 2 - NATURE OF BUSINESS

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services in the state of California.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Primedex Health Systems, Inc.; Radnet Management, Inc.; Diagnostic Imaging Services, Inc. ["DIS"] and Radnet Managed Imaging Services, Inc. ["RMIS"] (collectively referred to as "the Company"). Radnet Management, Inc. is combined with Beverly Radiology Medical Group ["BRMG"] and consolidated with Radnet Sub, Inc., Tower Imaging Heartcheck, Woodward Park Imaging Center, SoCal MR Site Management, Inc. and Westchester Imaging Group (a joint venture). Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations.

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

     In June 2000, the Company formed SoCal MR Site Management, Inc. and acquired the businesses and some of the assets of three hospital-based MRI facilities; Tarzana MRI ["Tarzana"], Chino Valley MRI ["Chino"] and San Gabriel Valley MRI ["SGV"], formerly sold to Diagnostic Health Services, Inc. ["DHS"] in 1997, for $14.2 million in notes payable.

     During the nine months ended July 31, 1999, the Company purchased an additional 390,100 shares of DIS common stock from various parties for an aggregate purchase price of $478,646 in cash and notes payable, bringing the Company's total ownership to approximately 90%.

     In December 1998, the Company acquired a new capitated contract with Buenaventura Medical Clinic, Inc. in Ventura County. As part of the transaction, the Company purchased the equipment of the existing operation for $72,500 and subleased the operation's four facilities located in Ventura (2 sites), Oxnard and Camarillo ("Loma Vista" collectively) for approximately $4,800 per month. During the nine months ended July 31, 2000, the Camarillo facility was closed and consolidated with the Company's other site in the same city.

     In January 1999, the Company acquired a new capitated contract with Harriman Jones and subleased the operations' three facilities in Long Beach, La Palma and Seal Beach ("Redondo Imaging" collectively) for $10,200 per month.

NOTE 5 - INTANGIBLE ASSETS

     Intangible assets consist of goodwill recorded at cost of $22,845,935, less accumulated amortization of $4,617,620 as of July 31, 2000. Amortization expense of approximately $608,000 and $540,000 was recognized for the nine months ended July 31, 2000 and 1999, respectively. Goodwill is amortized over 20 years.

     During the nine months ended July 31, 2000, the Company recorded goodwill of approximately $8,240,000 related to the acquisition of Tarzana, Chino and SGV. During the nine months ended July 31, 1999, the Company recorded goodwill in connection with the acquisition of additional shares of DIS stock of approximately $478,000 which was written off as impairment losses.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - SUBORDINATED DEBENTURES (continued)

     Amortization expense of the offering costs for the nine months ended July 31, 2000 and 1999 was approximately $173,000 and $175,000, respectively. Interest expense for the nine months ended July 31, 2000 and 1999 was approximately $1,500,000 for each period.

     During the nine months ended July 31, 2000 and 1999, the Company repurchased debentures with face amounts of $234,000 and $676,000 for $121,680 and $337,215 resulting in gains on early extinguishments of $112,320 and $338,785, respectively. In connection with these transactions, $7,868 and $34,375 of net offering costs were written-off during the nine months ended July 31, 2000 and 1999, respectively.

NOTE 7 - CAPITAL TRANSACTIONS

     During the nine months ended July 31, 2000, an officer of the Company exercised his stock options to acquire 200,000 of the Company's common stock at $.15 per share, or $30,000. The entire amount was borrowed from the Company, bears interest at 7% and is due on or before May 3, 2002.

     During the nine months ended July 31, 1999, debentures totaling $5,000 were converted into 500 shares of common stock.

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

     During the nine months ended July 31, 1999, the Company repurchased 200,000 shares from the former officer at $.40 per share under a stock repurchase agreement. The Company paid $50,000, utilized $25,000 to partially offset a prior loan made to the former officer, and recorded a $5,000 liability to him which was paid during the year ended October 31, 1999.

NOTE 8 - RELATED PARTY TRANSACTIONS

     The amount due from related party relates to a $6,000,000 note receivable issued in connection with the acquisition of Radnet. The outstanding balance of $1,000,000, classified as stockholders' equity, is discounted at 8% and due February 2001. The note is secured by the stock of the Company, which was issued in connection with the Radnet acquisition.

     The notes payable to related parties of $2,553,854 are due to an officer and and employee of the Company. The notes bear interest at 6.58% annually and the outstanding principal is due June 2001. During the nine months ended July 31, 2000 and 1999, interest expense was approximately $126,000 for each period.

     During the nine months ended July 31, 2000, the Company loaned $30,000 to an officer of the Company to purchase 200,000 of the Company's common stock at $.15 per share per his stock options. The note bears interest at 7% and is due on or before May 3, 2002.

     At October 31, 1999, the Company had total advances made to one officer of the Company of $195,000 due within one year. During the nine months ended July 31, 2000, the Company advanced an additional $105,000 to this officer with the same terms. The advances bear interest at 6.5%

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

     At October 31, 1999, the Company had total loans to a former officer of the Company of $105,000 due within four years with interest at 6.5% of which $30,000 was used to purchase Company stock and classified as stock subscription receivable.

NOTE 9 - SUBSEQUENT EVENTS

     At the Company's North County facility ["San Diego"], the current building lease expires October 31, 2000 and the Company was unable to obtain an option to extend its term. Due to this, the Company acquired space in nearby Oceanside, California and entered into a building lease for approximately $3,702 per month until November 2005. The site will be operational in September 2000.

     On August 30, 2000, the Company's newly formed subsidiary Radnet Management I, Inc. acquired the assets of two open MRI centers in San Francisco and Emeryville, California for $3.3 million in notes payable. In conjunction with the transaction, the Company closed its other site in San Francisco at 450 Sutter Street and consolidated its business at the new center.

     On August 7, 2000, the Company amended the loan and security agreement with Coast Business Credit increasing the maximum line to $22,000,000 [limited to the aggregate cash receipts for the preceding 120 days] and extending the loan's due date to December 31, 2003. In addition, the President and C.E.O.'s personal guarantee was increased to $10,000,000.

NOTE 10 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a deficiency in equity of $62,768,000 and a working capital deficiency of $43,542,000, which raise substantial doubt about its ability to continue as a going concern. Over the past several years, management has been addressing the issues that have lead to these deficiencies. Results of management's plans and efforts have been positive, as indicated by the recent improvement in operating income; however, continued effort is planned in the future to allow the Company to continue to operate and ultimately return the Company to sustained profitability. Such actions and plans include:

     Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In November 1999, the Company opened a new center in Long Beach, California which has experienced favorable performance in its initial months of operations. In June 2000, the Company acquired three MRI centers previously sold to DHS in 1997 and expects very favorable results from all three facilities. In August 2000, the Company acquired two open MRI centers in Northern California and closed one nearby facility consolidating its business at the new site.

     Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. In the nine months ended July 31, 2000, the Company entered into 2 new capitation contracts that will significantly increase business in at least four Southern California facilities.

     Increase revenue through new fee for service arrangements where opportunities exist. In the nine months ended July 31, 2000, the Company was successful in negotiating new fee for service arrangements that will increase patient volume in four Southern California facilities.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - GOING CONCERN (CONTINUED)

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

On April 30, 1992, the company entered into a purchase agreement with Radnet Management, Inc. and certain related companies ["Radnet"] for approximately $66,000,000. The statement of operations and cash flows for the nine months ended July 31, 2000 and 1999 include the operations and cash transactions of Radnet.

In November of 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"] which acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of cash, notes and assumed assets and liabilities. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to Preferred Health Management, Inc. ["PHM"] for $13,500,000 in cash, notes and assumed liabilities. The sale resulted in a gain of approximately $10,400,000. The Company continues to operate RMIS which provides utilization review services. The Statements of Operations and Cash Flows for the nine months ended July 31, 1999 reflect the overhead costs and cash transactions of RMIS. Effective January 1, 1999, RMIS's operations and services were consolidated with Radnet Management, Inc.

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

In subsequent purchases through September 8, 2000, the Company acquired an additional 3,472,137 shares of DIS stock from various related and unrelated parties for $4,181,841 in cash and notes payable increasing its total ownership to approximately 90%. The Statements of Operations and Cash Flows for the nine months ended July 31, 2000 and 1999 reflect the operations and cash transactions of DIS.

In October 1998, the Company purchased from DVI Healthcare Operations, Inc. ["DVI"] all 4,482,000 shares of DIS outstanding preferred stock which carried a liquidation preference of $4,482,000, plus accrued and unpaid dividends of $725,900 by issuing a $5,207,900 note payable to DVI due October 31, 2000 [The Company is currently working with DVI to extend the due date to October 31, 2003]. In the transaction, the Company recorded financing costs of $5,207,900 which were charged to operations during the year ended October 31, 1998.

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

DISCUSSION OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2000 VS. JULY 31,
1999

The following discussion relates to the continuing activities of Primedex Health Systems, Inc..

RESULTS OF OPERATIONS

The discussion of the results of continuing operations includes PHS, Radnet, RMIS and DIS for the nine months ended July 31, 2000 and 1999.

During the nine months ended July 31, 2000 and 1999, the Company generated income from operations of approximately $10,430,000 and $240,000, respectively.

During the nine months ended July 31, 2000 and 1999, the Company realized net revenues of approximately $65,300,000 and $53,610,000, respectively.

During the nine months ended July 31, 2000 and 1999, Radnet realized net revenues of approximately $55,175,000 and $44,620,000, respectively, and DIS realized net revenues of approximately $10,125,000 and $8,990,000, respectively. The primary reasons for the improvement in net revenue was due to the addition of new equipment increasing throughput and procedural exam volume, the addition of new capitation contracts including St. Josephs and St. Judes benefiting the Orange County region, the renegotiation of exisiting capitation and fee for service contracts improving reimbursement, the addition of new sites in Long Beach, Tarzana, San Gabriel Valley and Chino, California, and increased demand for imaging services throughout the healthcare industry due to an improved economy.

During the nine months ended July 31, 2000 and 1999, the Company incurred operating expenses of approximately $54,870,000 and $53,375,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS [CONTINUED]

For the nine months ended July 31, 2000 and 1999, Radnet's operating expenses were approximately $45,865,000 and $42,325,000, respectively, DIS's operating expenses were approximately $7,225,000 and $9,420,000, respectively, RMIS's operating expenses were approximately $-0- and $40,000, respectively, and PHS's operating expenses were approximately $1,780,000 and $1,590,000, respectively. With the increase in net revenue, the Company's variable expenses did not increase proportionately due to efficiencies created with the consolidation of a portion of Tower's operation at its new Wilshire site, the addition of new equipment which reduced repair and maintenance costs, the reduction of legal expenditures related to litigation matters (coupled with reimbursement of legal expenditures from the Company's insurance policies), and the reduction of film costs with increased purchase discounts and the introduction of filmless systems at a number of the Company's busiest facilities. In addition, during the nine months ended July 31, 1999, DIS's operating expenses included approximately $479,000 for the write-off of additional shares of DIS stock acquired in December 1998.

During the nine months ended July 31, 2000 and 1999, the Company's operating expenses consisted of approximately $25,920,000 and $23,105,000, respectively, for salaries and reading fees, approximately $4,640,000 and $4,510,000, respectively, for building and equipment rentals, approximately $14,795,000 and $16,915,000, respectively, in general and administrative expenditures, approximately $6,235,000 and $5,755,000, respectively, in depreciation and amortization, approximately $3,280,000 and $2,610,000, respectively, for provisions for bad debt, and approximately $-0- and $480,000 attributable to the recognition of an impairment loss, pursuant to FASB 121, for the write-down of acquisition stock related to DIS.

During the nine months ended July 31, 2000 and 1999, net interest expense was approximately $9,210,000 and $7,830,000, respectively.

During the nine months ended July 31, 2000, the Company recognized other income of approximately $475,000. During the nine months ended July 31, 1999, the Company recognized other expense [net of other income] of approximately $1,515,000 which included $1,755,995 of settlement costs related to litigation matters. During the nine months ended July 31, 2000 and 1999, the Company realized net losses from the sale or disposal of equipment of approximately $12,000 and $95,000, respectively.

During the nine months ended July 31, 2000, the Company realized extraordinary gains of approximately $130,000 for the repurchase of subordinated bond debentures and the settlement of limited partner notes at a discount. During the nine months ended July 31, 1999, the Company realized extraordinary gains of approximately $1,385,000 which included gains of approximately $339,000 for the repurchase and retirement of subordinated bond debentures and approximately $1,037,000 for the discounted pre-payment of Tower Goodwill. The Company utilized its additional line of credit agreement with DVI Business Credit to settle the majority of its obligation from the Tower acquisition ["Tower Goodwill"] for $3,500,000 cash and an $800,000 note payable to be paid over 48 months beginning February 1, 1999 with interest at 8%.

During the nine months ended July 31, 2000, the Company recognized net income of approximately $1,640,000. During the nine months ended July 31, 1999, the Company had net losses of approximately $7,825,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the nine months ended July 31, 2000 by approximately $2,000. Cash decreased for the nine months ended July 31, 1999 by approximately $24,000.

Cash utilized for investing activities for the nine months ended July 31, 2000 and 1999 was approximately $2,560,000 and $4,070,000, respectively. For the nine months ended July 31, 2000 and 1999, the Company paid loan fees of approximately $50,000 and $110,000, respectively, purchased property and equipment for approximately $3,385,000 and $4,785,000, respectively, received proceeds from the sale or trade-in of equipment for $980,000 in each period, and loaned $105,000 and $55,000, respectively, to related parties. In addition, during the nine months ended July 31, 1999, the Company acquired assets and additional DIS stock for approximately $100,000.

Cash utilized for financing activities for the nine months ended July 31, 2000 was approximately $2,925,000. Cash generated from financing activities for the nine months ended July 31, 1999 was approximately $2,920,000. During the nine months ended July 31, 2000 and 1999, the Company made principal payments on capital leases and notes payable of approximately $8,585,000 and $10,955,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $6,400,000 and $13,875,000, respectively, distributed $100,000 in each period to its joint venture partner, and repurchased subordinated debentures for approximately $120,000 and $340,000, respectively. In addition, during the nine months ended July 31, 2000, the Company decreased its cash overdraft by approximately $520,000, and during the nine months ended July 31, 1999, the Company purchased common stock per an exercised stock put for $50,000 and increased its cash overdraft by approximately $490,000. During the nine months ended July 31, 1999, the Company entered into an additional line of credit with DVI Business Credit and borrowed approximately $3,360,000 to repurchase bond debentures and pay off the majority of the Tower Radiology promissory note.

At July 31, 2000, the Company had a working capital deficit of $43,542,148 as compared to a working capital deficit of $38,007,447 at October 31, 1999, an increased deficit of $5,534,701. Included in current liabilities of the Company at July 31, 2000 and October 31, 1999 are approximately $25.7 million and $21.6 million, respectively, of revolving lines of credit liabilities.

The Company's future payments for debt and equipment under capital lease for the next five years will be approximately $53,300,000, $20,370,000, $19,815,000,
$17,185,000 and $10,070,000, respectively. Interest expense, excluding interest expense on operating lines of credit and acquisition notes payable, for the Company for the next five years, included in the above payments, will be approximately $7,170,000, $5,715,000, $4,195,000, $2,670,000 and $1,455,000,
respectively. Interest on subordinated bond debentures is excluded. The Company estimates interest on its bond debentures to be approximately $2,000,000 for the next twelve month period. In addition, the Company has noncancellable operating leases for the use of its facilities and certain medical equipment which will average approximately $3,900,000 in annual payments over the next five years.

Effective March 1, 2000, the Company entered into a maintenance agreement with GE Medical Systems until October 2003 for the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. The service fee ranges from 2.82% to 3.67% of net revenue and the aggregate minimum net revenue ranges from $85,000,000 to $95,000,000 during the term of the agreement. As of July 31, 2000, the monthly service fees were approximately $200,000 per month.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES [CONTINUED]

The Company's working capital needs are currently provided under three lines of credit.

Under one agreement with Coast Business Credit, due December 31, 2001, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior 120-days' cash collections or $20,000,000. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $6,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At July 31, 2000, approximately $16,780,000 was outstanding under this line. On August 7, 2000, the Company amended the loan and security agreement with Coast Business Credit increasing the maximum line to $22,000,000 [limited to the aggregate cash receipts for the preceding 120 days] and extending the loan's due date to December 31, 2003. In addition, the President and C.E.O.'s personal guarantee was increased to $10,000,000.

Under a second line of credit with DVI Business Credit, due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At July 31, 2000, approximately $5,280,000 was outstanding under this line, which was over the borrowing base by approximately $755,000 and over the line availability by approximately $280,000. DVI Business Credit continues to advance funds to the Company and is not presently charging over advance fees.

The Company entered into an additional line of credit with DVI Business Credit, due October 31, 2000, where the Company may borrow up to $3,500,000 to either
(a) pay off in full the promissory note dated 10/1/94 issued to Tower Radiology, et. al. ["Tower Goodwill"], or (b) purchase, on the open market, the subordinated debentures of the Company at a price not to exceed 60% of the face value of such debentures. Borrowings under this line are repayable monthly, at the rate of 1.4% of the line balance, including principal and interest, at an annual rate equal to the bank's prime rate plus 1.0%. This line is also collateralized by the Tower division's accounts receivable. Effective January 1, 2000, the line of credit agreement was amended and monthly payments were suspended and interest was accrued on the outstanding principal balance until payments resumed on July 1, 2000. At July 31, 2000, approximately $3,615,000 was outstanding under this line.

The Company is in the process of extending the two lines of credit with DVI Business Credit to October 31, 2003. The Company will continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) Annual Meeting of Stockholders held June 23, 2000.

         (b) The directors elected at the meeting and whose terms extend beyond the meeting are:

                           Howard G. Berger, M.D.
                           John V. Crues, III, M.D.
                           Norman R. Hames

         (c) Matters voted upon and the votes cast at the meeting were as follows:

                  (i) Directors:

                      Nominee                           For           Against
                      -------                           ---           -------
                      Howard G. Berger, M.D.         33,466,195          0
                      John V. Crues, III, M.D.       33,466,195          0
                      Norman R. Hames                33,466,195          0

                  (ii) Adoption of the 2000 Long-Term Incentive Plan:

                          For             Against           Abstain
                          ---             -------           -------
                      21,666,178          207,210           76,920

         (d) Inapplicable

ITEM 5:  OTHER INFORMATION.

         As of September 1, 2000, the Company purchased the assets of two existing and operating open MRI centers located in San Francisco and Emeryville, California from an unrelated third party. The purchase price for the two centers was $3,300,000 including equipment debt assumption. The Company intends to relocate and consolidate its existing San Francisco site at the location of the just purchased site and increase its Northern California presence with the acquisition of the Emeryville site.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SIGNATURE
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Primedex Health Systems, Inc.
                                       -----------------------------
                                       (Registrant)


September 8,  2000                By:  Howard G. Berger, M.D.
                                       ----------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer