Form 10-K
period 2000-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2001-02-14
CIK 790526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   -----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2000        Commission File Number 0-19019
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

                          Yes  X      No
                             -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ______

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $13,023,425 on January 29, 2001 based upon the mean between the closing bid and closing ask price for the common stock in the over-the-counter market on said date.

The number of shares of the registrant's common stock outstanding on February 1, 2001 was 40,125,644 shares (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.    BUSINESS
-------    --------

           (a) BACKGROUND. Primedex Health Systems, Inc. ["PHS" or the "Company"] is a New York corporation organized in 1985 and principally engaged in the healthcare services industry. Through its 37 California diagnostic imaging facilities [five of which are wholly-owned by the Company's 90% owned Diagnostic Imaging Services, Inc. ["DIS"] subsidiary and one is in partnership with an unaffiliated party with the Company's Radnet subsidiary], the Company arranges for the non-medical aspects of medical imaging offering MRI, CT, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public. DIS also operates a cancer care therapy center. PHS' executive offices are located at 1516 Cotner Avenue, Los Angeles, California 90025 where its telephone number is [310] 478-7808.

         RadNet Management.
         -----------------

         The Company's wholly-owned subsidiary, RadNet Management, Inc. ["RadNet"], owns and operates 31 medical imaging centers and is a joint venture partner in one other imaging center. 25 of the imaging centers are located in Southern California [with three centers located in Beverly Hills and known as the Tower Division] with the remaining seven centers located in northern California. At the wholly-owned centers, RadNet provides the imaging center facilities and equipment as well as all non-medical operational, management, financial and administrative services. At the joint venture center, RadNet performs non-medical management services. At all 32 centers, the medical services and medical supervision are provided by various independent physicians and physician groups [at most of the centers, the medical services are provided by Beverly Radiology Medical Group ["BRMG"] [see "Item 13"]. As compensation for its management and other services at the various centers, RadNet receives a management fee. In connection with the imaging centers in which it is a joint venture partner, RadNet, in addition to a management fee, also shares in joint venture net income.

         Diagnostic Imaging Services
         ---------------------------

         DIS owns and operates five imaging centers providing diagnostic imaging services located in the Los Angeles and San Diego areas and also operates a cancer care therapy center near Temecula, California.

         On March 22, 1996, the Company acquired 3,478,261 shares of DIS common stock representing 31% of the then outstanding shares from DIS and a third party for $4,000,000.

         As of August 1, 1996, the Company acquired additional shares of DIS's common stock from the president of DIS and certain parties affiliated with him thereby bringing the aggregate number of shares of DIS common stock owned by the Company to 6,706,307 shares representing approximately 59% of the outstanding shares. The Company acquired the shares by issuance of its five-year interest-only promissory notes aggregating $3,272,046 together with its five-year warrants to acquire 4,130,000 shares of the Company's common stock at $.60 per share. Since August 1996, the Company has acquired an additional 3,472,137 shares of DIS common stock from certain third parties for $4,181,841 in cash and notes thereby increasing the Company's ownership to approximately 90% of the outstanding DIS common shares as of February 1, 2001 [excluding treasury shares]. In October 1998, the Company purchased DIS's outstanding preferred stock from DVI Healthcare Operations, Inc. for $5,207,900.

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

         DIAGNOSTIC RADIOLOGY- X-ray services, diagnostic tests employing x-ray radiation on two planes; including fluoroscopy and endoscopy.

         COMPUTED AXIAL TOMOGRAPHY [CT] - CT is 100 times more sensitive than conventional x-ray. It is used to view inside any of the body's organs, including the brain, to detect disease and damage. CT focuses an x-ray on a specific plane of the body, processes the image by computer, and constructs a picture on a monitor, and later on film. Tissues of various density appear as different shades of gray, bone [the most dense] as white, and air and fluid is black. The procedure is painless and takes about one-half hour per study; more than one study is often ordered on each patient. The patient simply lies on a special, monitored table which is guided into the scanner. Some CT studies involve the use of an injected contrast agent to better visualize anatomy and pathology. The Company primarily uses non-ionic CT contrast agents to minimize contrast reactions. A CT system costs in the range of $300,000 to $800,000.

         MAGNETIC RESONANCE IMAGING [MRI] - Diagnostic imaging based on magnetism rather than radiation or conventional x-ray. MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications; MRI is painless, requiring only that the patient lie still on a motorized table that slides into a long cylinder. On some MRI studies, an injected contrast agent is used, and some require the use of special "coils," permitting highly accurate scanning of a particular part of the body. MRIs are the single most expensive pieces of equipment at the imaging centers costing between $800,000 and $1,600,000.

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

         ULTRASOUND - A painless imaging technique that uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not x-ray well. Ultrasound is used in pregnancy to avoid x-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications.

IMAGING CENTERS

         On June 6, 2000, the Company acquired three medical resonance imaging centers located in Tarzana, Chino and San Gabriel Valley, California from Diagnostic Health Services, Inc. ("DHS"), a company in a bankruptcy reorganization proceeding, for $11,925,000, plus assumption of the equipment lease having an approximately $2.2 million liability. The three MRI centers were previously owned and operated by the Company and sold (with one other MRI center) to DHS in 1997 for approximately $16,000,000 plus assumed liabilities.

The Company's wholly-owned subsidiary borrowed the $11,925,000 from a primary lending source. In December 2000, the Company entered into a new lease arrangement for 2,400 square feet of additional space in Tarzana, California in which it intends to expand its Tarzana presence by adding an additional MRI and offering CT and other imagining services not available in the existing Tarzana site.

         As of September 1, 2000, the Company purchased the assets of two existing and operating open MRI centers located in San Francisco and Emeryville, California from an unrelated third party. The purchase price for the two centers was $3,300,000 including equipment debt assumption. The Company relocated and consolidated its then existing San Francisco site at the location of the purchased site and increased its Northern California presence with the acquisition of the Emeryville site.

         Additionally, in January 2001, the Company consolidated its two facilities in Sacramento, California into a single site.

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

                                                        Mammo-       Ultra-         Diagnostic         Nuclear
    Center                         MRI      CT          graphy        sound          Radiology        Medicine
    ------                         ---      --          ------        -----          ---------        --------
Tower Division:
   Roxsan                           *        *             *            *                *                *
   Wilshire                         *        *                          *                *
   Women's                                                 *            *                *
Antelope Valley                     *
Camarillo**                                                *            *                *
Chino                               *
Emeryville                          *
Fresno                              *        *             *            *                *
La Habra                            *        *
Lancaster [Two Sites]               *        *             *            *                *                *
Long Beach [Four Sites]             *        *             *            *                *                *
Northridge                          *        *             *            *                *                *
North County**
   [San Diego]                      *        *
Orange [Two Sites]                  *        *             *            *                *                *
Oxnard                              *                      *            *                *
Riverside**                         *        *             *            *                *
Sacramento                          *        *             *            *                *                *
San Francisco                       *
San Gabriel Valley                  *        *
Santa Clarita                       *        *             *            *                *
Santa Rosa                          *
Stockton/Valley                     *        *             *            *                *                *
Tarzana                             *
Temecula**                          *        *             *            *                *
Thousand Oaks**                     *        *             *            *                *                *
Tustin                              *                                                    *
Vacaville                           *        *             *            *                *
Ventura [Four Sites]                *        *             *            *                *                *
Westchester                         *        *             *            *                *

   *Indicates availability
**Indicates a DIS facility

In addition, cancer care therapy is performed at Valley Regional Oncology Center, a DIS center located near Temecula, California.

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

         At most of RadNet's and DIS's wholly-owned imaging centers, the medical services including medical supervision are supplied by Beverly Radiology Medical Group ["BRMG"]. BRMG is 99% owned by Dr. Howard Berger [see "Items 11,12 and 13"]. RadNet has a Management and Services Agreement with BRMG for a ten-year term until June 2002, terminable prior thereto at RadNet's election upon the occurrence of certain events including a change in BRMG's ownership such that Dr. Berger is no longer an owner in the aggregate of at least 60% of the equity ownership of BRMG. As compensation for its services furnished under the Management and Services Agreement, BRMG has agreed to pay a Management Fee to RadNet and DIS equal to 74% of its medical practice receipts at the contracted centers, as and when collected.

EQUIPMENT

         The two most expensive types of diagnostic medical equipment found at the imaging centers owned or managed by the Company are the MRI and the CT systems. As set forth in the chart under "Imaging Centers" above, 27 centers provide MRI services and 19 centers provide CT services. A majority of the MRI systems and CT systems at the Company's imaging centers are manufactured by General Electric or Siemens. The acquisition of these systems as well as the acquisition of the other relatively expensive diagnostic medical equipment at the various imaging centers has been effected through various financing arrangements directly with the manufacturer involving the use of capital leases with purchase options at minimal prices at the end of the lease term, the issuance of long term installment notes and the use of operating leases with purchase options at substantial prices at the end of the lease term. At October 31, 2000, capital lease obligations totaled approximately $25 million through July 31, 2007 including current installments totaling approximately five million dollars. Also at October 31, 2000, installment notes payable totaled approximately $91 million through August 31, 2007 including current installments of approximately $46 million [including line of credit balances of approximately $26.5 million]. Commitments under equipment operating leases at October 31, 2000, were approximately ten million dollars through July 2007, including current obligations of approximately $1.8 million. To the extent additional imaging centers are opened or acquired, these obligations could materially increase. See the above described chart as to the other equipment available at each imaging center.

         The MRI and CT systems and the other diagnostic medical equipment at the imaging centers owned or managed by the Company are subject to technological obsolescence as medical imaging is a field in which there is constant development of new techniques and technologies.

MARKETING

         The patients who undergo diagnostic medical imaging procedures at the various Company owned or managed imaging centers are generally referred by individual independent physicians, by Independent Physician Associations ["IPAs"] consisting of groups of physicians, and by Health Maintenance Organizations ["HMOs"], Preferred Provider Organizations ["PPOs"], and similar organizations which enroll subscribers on a contractual basis to whom they deliver healthcare services. Such organizations attempt to control the cost of healthcare services by directing their enrollees to participating physicians and institutions and often through aggressive utilization review and limitations on access to physician specialists, attempt to further limit the cost of medical service delivery. Such organizations typically develop, on a regional basis, where an appropriate enrollee population and mix of participating physicians and institutions are available.

         The Company currently employs 12 full-time and one part-time marketing and sales personnel who are compensated on a salary or salary plus commission basis and who periodically inform the medical community including individual physicians and the administrators of IPAs, HMOs, PPOs, and similar organizations throughout Southern California as to the services provided at the Company's owned or managed imaging centers. Patients are obtained by direct referral or through contract. Some contracts, referred to as "capitation contracts," provide for a fixed fee per organization member, which is paid to the medical service provider. Under a "capitation" contract, the provider agrees to provide specified services to the organization members for a fixed, predetermined payment per member for a specified time period [usually one year], regardless of how many times the member uses the service. No assurances can be given that any of the current or future "capitation" contracts will be profitable as there is a possibility that management could underestimate the number of times the services at its imaging centers will be used by the contracting organization's members during the contract term.

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

INSURANCE

         BRMG maintains a medical malpractice insurance policy in the amount of $6,000,000 per occurrence per doctor and $8,000,000 in the aggregate covering each physician at the various imaging centers. The policy provides ongoing coverage from any claims made by patients seen by the physicians as well as coverage for all of the Company's non-medical personnel at each center against medical malpractice claims. RadNet, DIS and PHS are also named insureds under the policy. All other physicians who perform medical services at the various imaging centers are required to maintain medical malpractice insurance coverage with similar limits. Although management believes that such levels of insurance are adequate, there can be no assurance in this regard. In addition, the Company maintains property and equipment insurance coverage of $49,965,000 and business interruption insurance of $21,780,000. General liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate with $5,000,000 umbrella coverage is also maintained by the Company.

EMPLOYEES

         At October 31, 2000, the Company [including DIS] had a total of 568 full-time employees of whom 13 served in executive positions, 248 supplied technical and managerial services at the various imaging centers, and 307 provided administrative, transcription, clerical and similar services.

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

         Both federal and California law prohibit referrals of patients by physicians to a medical facility [including a diagnostic imaging center] in which the physician or the physician's immediate family has a financial interest. The federal law [the so-called "Stark Law"] applies to referrals of Medicare and Medicaid patients. The California version [the so-called "Speier Law"] extends the referral prohibition to all patients. The Company believes it is in compliance with these laws.

         CORPORATE PRACTICE OF MEDICINE - In California, a lay person or any entity other than a professional corporation is not allowed to practice any of the healing arts including by employing professional persons or have any ownership interest or profit participation in or control over any healing arts professional practice. This doctrine is commonly referred to as the prohibition on the "corporate practice" of medicine. The Company believes that arrangements for the management of medical practices have, in fact, become quite common in California, and have not generally been challenged with regard to the corporate practice issue. However, because these types of arrangements are not required to be reported, the Company cannot substantiate its belief. There can be no assurance that the Company's present arrangements with BRMG or the physicians providing medical services and medical supervision at the Company's imaging centers will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting the Company to potential damages, injunction and/or civil and criminal penalties.

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

ITEM 2.    PROPERTIES
-------    ----------

         All of the imaging centers owned or managed by the Company are located in leased facilities or in owned facilities on leased land with the exception of the Northridge imaging center where the Company owns the building and the land. Certain information with respect to the imaging centers is as follows:

         Center
         Wholly-Owned                         Approx. Sq. Ft.   Annual Rental for      Company's %
         ------------                         ---------------   -----------------      -----------
                                                 of Center            Lease        Ownership Interest Lease Expiration
                                                 ---------            -----        ------------------ ----------------
         Tower Division:
           [Beverly Hills and Environs]
           Roxsan                                  8,143            $258,000            100%           January 2002
           Women's                                 3,830             $70,000            100%           February 2014
           Wilshire                               13,778            $475,000            100%           September  018
         Antelope Valley                           2,890             $66,000            100%           In negotiation
         Chino                                     2,700             $90,000            100%           April 2007
         Emeryville                                2,086             $34,000            100%           June 2003
         Fresno                                    5,360            $169,000            100%           March 2003
         La Habra                                  3,034             $41,000            100%           December 2002
         Lancaster [two sites]                     7,827            $177,000            100%           July 2002
         Long Beach - Redondo [three sites]        6,000            $122,000            100%           December 2001
         Long Beach - Los Coyotes                  3,062             $63,000            100%           August 2004
         Northridge                                7,500               Owned            100%           N/A
         Orange [two sites]                        5,376            $204,000            100%           February 2001
         Oxnard                                    5,100            $101,000            100%           February 2002
         Sacramento                                8,083            $295,000            100%           June 2003
         San Francisco                             1,240             $27,000            100%           October 2001
         San Gabriel Valley                        3,871             $50,000            100%           December 2002
         Santa Clarita                             5,782            $110,000            100%           June 2009
         Santa Rosa                                4,235            $129,000            100%           July 2001
         Stockton/Valley                           4,588             $81,000            100%           December 2001
         Tarzana [two sites]                       5,200            $210,323            100%           December 2007
         Tustin                                    2,139             $54,000            100%           January 2003
         Vacaville                                 3,984             $83,000            100%           September 2003
         Ventura                                   9,440            $139,000            100%           July 2002
         Ventura -Loma Vista [three sites]         3,327             $51,000            100%           November 2001

         DIS Centers
         -----------
         Camarillo                                 2,035             $37,000             90%           May 2002
         North County [Oceanside/San Diego]        2,314             $44,000             90%           November 2005
         Riverside                                 8,312            $126,000             90%           July 2006
         Temecula                                  5,824            $145,000             90%           April 2006
         Temecula Oncology                         5,418            $117,000             90%           September 2003
         Thousand Oaks                             8,300            $233,000             90%           November 2007

         Joint Venture
         -------------
         Westchester                               6,763            $195,000             50%           July 2006

         Other Facilities
         ----------------
         RadNet [Corp. office]                    11,500            $213,000             N/A           May 2003
         Warehouse/Other                          22,200            $189,000             N/A           Various

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

         In the ordinary course of the Company's business from time to time it becomes involved in certain legal proceedings, the majority of which are covered by insurance. As of the date of this Form 10-K, the Company is not a party to any pending material legal proceedings.

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

                                 Bid Price(1)                 Asked Price(1)
                                 ---------                    -----------
Quarter Ended             High               Low         High               Low
-------------             ----               ---         ----               ---

January 31, 2000           .11               .07          .12               .08
April 30, 2000             .52               .09          .54               .11
July 31, 2000              .69               .26          .71               .28
October 31, 2000           .66               .35          .68               .37

January 31, 1999           .27               .08          .29               .09
April 30, 1999             .16               .11          .18               .13
July 31, 1999              .21               .13          .23               .14
October 31, 1999           .15               .09          .17               .11

-------------

      (1)The above information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

      The last reported bid and asked prices for PHS Common Stock on the OTC Bulletin Board on January 29, 2001, were $.47 and $.49, respectively. As of January 29, 2001, the number of holders of record of PHS Common Stock was 2,730. However, a substantial number of PHS' outstanding shares of Common Stock were owned of record on said date by "Cede & Co.," the nominee for Depository Trust Company, the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of PHS Common Stock is substantially greater than 2,730.

      During fiscal 2000, PHS repurchased an aggregate $2,507,000 of its outstanding debentures for a purchase price of $1,014,869 of which $234,000 represented open market purchases from unaffiliated third parties with the balance having been acquired from Howard G. Berger, M.D. president and a director of the Company (See "Item 13"). During fiscal 1999, PHS repurchased an additional $676,000 of its outstanding debentures for a purchase price of $337,215 from unaffiliated third parties. During fiscal 1998, PHS repurchased $2,205,000 outstanding debentures for a purchase price of $1,484,943. In addition, effective December 18, 1998, $5,000 of face value debentures were converted into 500 shares of the Company's common stock.

      Recent Sales of Unregistered Securities
      ---------------------------------------

         (1) In reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Company issued its common stock to seven individuals in connection with the exercise of outstanding warrants and options aggregating 1,192,884 shares.

         (2) In December 2000, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Company issued 5,542,018 shares of its Series A Non-Voting Convertible Preferred Stock to its major lender in exchange for cancellation of $5,542,018 of outstanding debt. The preferred stock is convertible into the Company's common stock on a share for share basis. Each converted share receives a five year warrant to purchase an additional share of common stock at an exercise price of $1.20 per share and increasing by $.20 per year for five years based upon the year of conversion.

         (3) In December, 2000, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, the Company issued its five year warrant to purchase 778,655 shares of the Company's common stock at a price per share of $1.00 to a major lender to the Company in exchange for the lender accepting a new promissory note from the Company for $3,130,296.80 of existing debt which under the new note will not be due and payable (together with accrued interest) until December 1, 2005.

         (4) In January 2001, in reliance upon Section 4(2) of the Securities Act of 1933, as amended, in consideration of five individuals or entities agreeing to extend the term of Company obligations and to utilize a portion of those obligations to exercise previously outstanding warrants the Company agreed to issue five year warrants to purchase up to an additional 150,000 shares of the Company's common stock at an exercise price of $1.00 per share.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
-------   ------------------------------------

                                                                                YEARS ENDED
                                                                                OCTOBER 31,
                                                 --------------------------------------------------------------------
                                                                   (000's except per share amounts)

OPERATING DATA:                                  2000         1999          1998            1997             1996
                                                 ----         ----          ----            ----             ----
Gross Revenues                                   $229,598     $170,518      $132,595        $132,569         $111,381
Net Revenues after Contractual Allowances        87,965       72,258        58,821          67,019           56,539
Operating Expenses                               73,368       70,359        75,329          74,687           58,372
[Loss] from Investee Transactions                --           --            --              --               (314)
Income [Loss] from Continuing Operations         2,614        (9,071)       (28,543)        (748)            (8,361)
[Exclusive of Non-Recurring Items] Net of Taxes
Income [Loss] Before Extraordinary Items and     1,102        (10,627)      (29,497)        (2,343)          (9,511)
Change in Accounting Principle
Extraordinary Items- Gain                        1,512        1,556         955             1,595            1,150
Change in Accounting Principle                   --           --            (779)           --               --
Income [Loss] Per Common Share From Continuing   .03          (.27)         (.75)           (.06)            (.24)
Operations Before Extraordinary Items
[Loss] Income Per Common Share from              .04          .04           .02             .04              --
Discontinued Operations
[Loss] Income Before Extraordinary Items         .07          (.23)         (.75)           (.06)            (.24)
Net [Loss] Income Per Common Share               .07          (.23)         (.75)           (.02)            (.21)
BALANCE SHEET DATA:
Cash and Cash Equivalents                        36           3             59              130              152
Total Assets                                     90,625       72,247        62,656          86,340           105,931
Total Long-Term Liabilities                      82,693       79,023        79,282          76,843           85,464
Total Liabilities                                151,538      136,604       118,016         111,270          130,792
Working Capital [Deficit]                        (44,588)     (38,007)      (20,191)        (12,027)         (22,627)
Stockholders' Equity [Deficit]                   (60,913)     (64,357)      (55,360)        (24,930)         (24,861)
Dividends Declared                               --           --            --              --               --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

BACKGROUND

Primedex Health Systems, Inc. ["PHS"] was incorporated on October 21, 1985.

In November of 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"] which acquired most of the assets of Future Diagnostics, Inc. ["FDI"] by purchasing 100% of its outstanding stock for approximately $3.2 million consisting of cash, notes and assumed assets and liabilities. Effective September 3, 1997, 100% of the outstanding capital stock of FDI was sold to

Preferred Health Management, Inc. ["PHM"] for approximately $13,500,000 in cash, notes and assumed liabilities. The sale resulted in a gain of approximately $10,400,000. The Company continued to operate RMIS which provided utilization review services until the fiscal year ended October 31, 2000, when it was consolidated with the RadNet Management, Inc. ("RadNet") subsidiary.

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

In subsequent purchases through January 26, 2001, the Company acquired or purchased an additional 3,472,137 shares of DIS common stock for $4,181,841 increasing its total ownership to approximately 90% [excluding treasury shares]. The Statements of Operations and Cash Flows for the years ended October 31, 2000, 1999 and 1998 reflect the operations and cash transactions of DIS.

In October 1998, the Company purchased from DVI Healthcare Operations, Inc. ["DVI"] all 4,482,000 shares of DIS outstanding preferred stock which carried a liquidation preference of $4,482,000, plus accrued and unpaid dividends of $725,900 by issuing a $5,207,900 note payable to DVI due October 31, 2000. In the transaction, the Company recorded financing costs of $5,207,900 which were charged to operations during the year ended October 31, 1998. Effective December 13, 2000, DVI agreed to convert the note payable into a new series of non-voting Company convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt cancelled. The preferred stock accrues dividends at the rate of 5% per annum.

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

BASIS OF PRESENTATION

The October 31, 1998 financial information included in this Form 10-K has been prepared without audit (refer to report on page F-1 of financial statements included herein). In the opinion of management, financial information includes all adjustments and disclosures necessary for a fair presentation in accordance with generally accepted accounting principles.

DISCUSSION OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2000 vs. OCTOBER
31, 1999

The following discussion relates to the continuing activities of Primedex Health Systems, Inc.

RESULTS OF OPERATIONS

The discussion of the results of continuing operations includes PHS, RadNet and DIS for the year ended October 31, 2000 and 1999.

For the year ended October 31, 2000 and 1999, the Company had operating income from continuing operations of $14,596,198 and $1,898,524, respectively.

The Company generated gross revenue of $229,597,926 and $170,517,884 and net revenue of $87,964,616 and $72,257,665 for the years ended October 31, 2000 and 1999, respectively. During the years ended October 31, 2000 and 1999, RadNet generated gross revenue of $198,695,250 and $147,533,960, respectively, and DIS generated gross revenue of $30,902,676 and $22,983,924, respectively. During the year ended October 31, 2000 and 1999, RadNet generated net revenue of $74,411,903 and $59,845,230, respectively, and DIS generated net revenue of $13,552,713 and $12,412,435, respectively [net of elimination entries].

The Company's net revenue increased approximately 22% for the year ended October 31, 2000 primarily due to the addition of new centers, including but not limited to, Chino Valley MRI, San Gabriel Valley MRI, Tarzana MRI, San Francisco Open MRI and Emeryville Open MRI, the addition or improvement of medical equipment, the addition of new contracts, and the renegotiation of existing contracts improving reimbursement and net yields.

For the years ended October 31, 2000 and 1999, operating expenses totaled $73,368,418 and $70,359,141, respectively. For the years ended October 31, 2000 and 1999, RadNet's operating expenses were $61,319,795 and $55,841,840, respectively, DIS' operating expenses were $9,637,282 and $12,183,666, respectively, RMIS' operating expenses were $-0- and $40,080, respectively, and PHS' operating expenses were $2,411,341 and $2,293,555, respectively [net of elimination entries].

For the years ended October 31, 2000 and 1999, the Company incurred expenses for salaries and professional reading fees of $35,402,039 and $30,991,224, respectively, building and equipment rental expenses of $6,334,374 and $5,945,141, respectively, general and administrative expenses of $20,470,988 and $22,124,193, respectively, depreciation and amortization of $8,579,573 and $7,708,976, respectively, provisions for bad debt of $2,581,444 and $3,110,961, respectively, and impairment losses of $-0- and $478,646, respectively.

A primary reason for the decrease in general and administrative expenses during the year ended October 31, 2000 was the reduction in legal expenditures of approximately $1.4 million due to the settlement of the majority of the Company's outstanding litigation coupled with the insurance reimbursement of a portion of previously paid legal fees. In addition, during the year ended October 31, 2000, the Company reduced its repair and maintenance expenses approximately 23%. The primary reasons for the reduction was the addition of new equipment with lower service requirements and a new vendor service arrangement entered into to control and stabilize monthly repair and maintenance expenditures. Effective March 1, 2000, the Company entered into a multi-vendor service agreement with GE Medical Systems effective through October 2003 for the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. The service fee ranges from 2.82% to 3.67% of net revenue and the aggregate minimum net revenue ranges from $85,000,000 to $95,000,000 during the term of the agreement.

For the years ended October 31, 2000 and 1999, interest expense [net of interest income] was $13,139,706 and $10,674,256, respectively, and other income [net of other expense] was $239,343 and $398,119, respectively. Other income consisted primarily of professional fee income, record copy income, rental income and covenant not-to-compete income. Other expense consisted primarily of modification fee costs and write-offs of offering costs associated with bond repurchases.

During the year ended October 31, 2000, the Company recorded net losses on the sale and disposal of assets of $335,116. The majority of these losses were attributable to the closure of the Company's facility in San Francisco [450 Sutter] and the move of the North County facility from Vista to Oceanside, California with the related upgrade of equipment and abandonment of leasehold improvements. During the year ended October 31, 1999, the Company had net gains form the sale and disposal of assets of $70,214 and recorded a loss on legal judgments and settlements of $2,455,995.

During the years ended October 31, 2000 and 1999, the Company recorded gains from the early extinguishment of debt of $1,512,053 and $1,556,121, respectively, which included gains from the retirement of bonds of $1,492,131 and $338,785, respectively and gains from the settlement of notes of $19,922 and $1,217,336, respectively.

During the year ended October 31, 2000, the Company had net income of $2,614,031. During the year ended October 31, 1999, the Company had a net loss of $9,071,221. For the year ended October 31, 2000, RadNet realized net income $3,507,783, DIS realized net income of $1,545,339 and PHS realized net losses of $2,439,091. During the year ended October 31, 1999, RadNet realized net losses of $841,970, RMIS realized net losses of $40,080, DIS realized net losses of $3,606,927 and PHS realized net losses of $4,582,244.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the year ended October 31, 2000 by $33,454. Cash decreased for the year ended October 31, 1999 by $56,857.

Cash utilized in investing activities for the years ended October 31, 2000 and 1999 was $3,294,198 and $5,865,555, respectively.

During the year ended October 31, 2000, the Company purchased property and equipment for $4,558,698, paid loan fees of $70,000, made loans to related parties of $205,000, received proceeds from the sale of medical equipment of $1,439,500, and received proceeds for tenant improvements of $100,000. During the year ended October 31, 1999, the Company purchased property and equipment for $6,657,055, acquired an additional 390,100 shares of DIS common stock for $50,000 in cash [and $437,625 in notes payable], acquired the assets of Tarzana Imaging Center ["Tarzana"] for $50,000, paid loan fees of $117,500, made loans to related parties of $80,000 and received proceeds from the sale of medical equipment of $1,089,000.

Cash utilized for financing activities for the year ended October 31, 2000 was $4,778,013. Cash generated from financing activities for the year ended October 31, 1999 were $4,666,548.

For the year ended October 31, 2000, the Company made principal payments on notes payable and capital lease obligations of $11,651,574, decreased its cash overdraft by $321,485, purchased $234,000 face value subordinated bond debentures for $121,681, distributed $200,000 to its joint venture partner, received proceeds from its lines of credit borrowings of $4,865,665 and received working capital proceeds from other outside lenders of $2,650,062.

For the year ended October 31, 1999, the Company made principal payments on notes payable and capital lease obligations of $14,325,433, increased its cash overdraft by $623,673, purchased $676,000 face value subordinated bond debentures for $337,215, distributed $100,000 to its joint venture partner, purchased treasury stock for $55,000, received proceeds from its lines of credit borrowings of $10,642,738 and received working capital proceeds from other outside lenders of $8,217,785.

A primary reason for the reduction in principal payments on notes payable and capital lease obligations is that during the year ended October 31, 2000, the Company successfully renegotiated a portion of its outstanding notes and capital leases reducing monthly payments, obtaining additional financing and extending payment terms.

At October 31, 2000 and 1999, the Company had working capital deficits of $44,587,808 and $38,007,447, respectively. The 2000 increase in working capital deficit of $6,580,361 was primarily due to the increase in lines of credit borrowings of $4,865,665. Included in the year 2000 and 1999 current liabilities of the Company are approximately $26.5 million and $21.6 million of revolving lines of credit liabilities, respectively.

The Company's future payments for debt and equipment under capital leases for the next five years, including operating lines of credit, will be approximately $58,090,000, $21,620,000, $20,630,000, $17,230,000 and $10,010,000. Interest
expense, excluding interest expense on operating lines of credit, for the Company for the next five years, included in the above payments, will be approximately $7,350,000, $5,840,000, $4,200,000, $2,590,000 and $1,415,000,
respectively. Interest on subordinated debentures is excluded. In addition, the Company has noncancellable operating leases for use of its facilities and certain medical and office equipment which will average approximately $4,465,000 in annual payments over the next five years.

The Company estimates interest payments on its bond debentures to be approximately $1,753,000 for fiscal 2001. The quarterly payments are paid on January 1, April 1, July 1 and October 1 of each year.

The Company's working capital needs are currently provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $22,000,000 or the prior 120-days cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8.0%. The lender holds a first lien on substantially all of Radnet's [Beverly Radiology's] assets, the President and C.E.O. of PHS has personally guaranteed $10,000,000 of the loans, and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At October 31, 2000, approximately $18.2 million was outstanding under this line.

Under a second line of credit with DVI Business Credit, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The line, originally due October 31, 2000, is currently on a month-to-month basis pending renegotiation. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At October 31, 2000, approximately $4.7 million was outstanding under this line.

As of October 31, 2000, the bank's prime rate was 9.5%. Under the various formulas, total funds available for borrowing under the two lines of credit was approximately $4.1 million at October 31, 2000.

A third line of credit, with DVI Business Credit, was eliminated subsequent to year-end by restructuring two of DVI's existing notes payable with the Company distributing the combined balances over 72 months. As of October 31, 2000, approximately $3.6 million was outstanding under this line.

OPERATING PLANS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a deficiency in equity of $60,912,876 and a working capital deficiency of $44,587,808 which raise substantial doubt about its ability to continue as a going concern. Over the past several years, management has been addressing the issues that have led to these deficiencies. Results of management's plans and efforts have been positive, as indicated by recent improvements in operating income and continued effort is planned in the future to allow the Company to continue to operate and maintain profitability. Such actions and plans include:

o Increase revenue by selectively acquiring imaging centers in areas currently not served by the Company. In June 2000, the Company acquired three hospital-based MRI facilities in Tarzana, Chino and San Gabriel Valley, and in September 2000, the Company acquired two Open MRI facilities in San Francisco and Emeryville.
o Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. During the year ended October 31, 2000, the Company successfully renegotiated a majority of its existing capitation contracts improving reimbursement and subsequent to year-end, signed a new capitation agreement which will significantly improve the operations at its Riverside facility.
o Consolidate underperforming facilities to reduce operating cost duplication. During the year ended October 31, 2000, the Company closed its operations in San Francisco [450 Sutter] and transferred its business to its newly acquired site [Post Street], and closed one of its smaller Buena Ventura sites in Camarillo, California. Subsequent to October 31, 2000, the

     Company closed one of its Sacramento sites [Auburn] and consolidated its business into one Sacramento facility [Scripps].
o Continue to evaluate all facilities operations and trim excess operating costs as well as general and administrative costs where it is feasible to do so. During the year ended October 31, 2000, the Company significantly reduced their outside legal expenditures and repair and maintenance costs.
o Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. The Company has replaced and upgraded a large portion of its medical equipment over the last two years thereby improving revenues.
o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has enjoyed success in these endeavors and subsequent to year-end, successfully renegotiated six capital lease obligations and various notes payable with outside lenders reducing or eliminating monthly payments, extending repayment periods, creating balloon payments to improve current cash flows, converting a current line of credit into a term note, and an additional note into preferred stock.

DISCUSSION OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 1999 v. OCTOBER
31, 1998

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

During the years ended October 31, 1999 and 1998, the Company recognized impairment losses, included in operating expenses, of $478,646 and $12,677,324, respectively. For the years ended October 31, 1999 and 1998, the Company incurred expenses for salaries and professional reading fees of $30,991,224 and $25,919,490, respectively, building and equipment rental expenses of $5,945,141 and $5,412,407, respectively, general and administrative expenses of $22,124,194 and $19,978,762, respectively, provisions for bad debt of $3,110,962 and $2,698,139, respectively, and depreciation and amortization expense of $7,708,976 and $8,642,583, respectively.

For the years ended October 31, 1999 and 1998, interest expense (net of interest income) was approximately $10,674,000 and $9,139,000, respectively.

For the years ended October 31, 1999 and 1998, the gain on sale of subsidiaries and Divisions was approximately $70,000 and $965,000 respectively. Fiscal 1998's gain primarily consisted of additional proceeds of approximately $595,000 for the Company's agreement to a IRS Section 338 (h)(10) Election as part of the FDI sale transaction, a final FDI sale reconciliation adjustment of approximately $70,000, a gain from the partnership dissolution of LaHabra of approximately $48,000, and a gain from the sale of SCV of approximately $252,000.

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

Cash generated from financing activities for the years ended October 31, 1999 and 1998 was $4,666,548 and $134,066, respectively. For the year ended October 31, 1999 and 1998, the Company made principal payments on notes payable and capital lease obligations of $14,325,433 and $8,077,336, respectively. The fiscal 1999 increase was primarily due to increases in obligations as well as the settlement of one of the Company's notes payable at a 20% discount utilizing proceeds borrowed from another lending source. In addition, during fiscal 1998, the Company restructured its capital lease obligations and notes payable with its two primary lendors extending terms, reducing monthly payments and skipping at least one principal payment during the year. For the years ended October 31, 1999 and 1998 the Company received proceeds from borrowings on lines of credit and notes payable of $18,860,523 and $8,180,082, respectively. During fiscal 1999, the Company increased its lines of credit borrowing $10,642,738 from fiscal 1998 and received working capital proceeds from other outside lendors of $8,217,785. For the years ended October 31, 1999 and 1998, the Company purchased $676,000 face value subordinated bond debentures for $337,215 and purchased

$2,205,000 debentures for $1,484,943, respectively. For the years ended October 31, 1999 and 1998, the Company increased its cash overdraft by $623,673 and $1,410,513, respectively. For the year ended October 31, 1999, the Company distributed $100,000 to its joint venture partner and purchased $55,000 of treasury stock. For the year ended October 31, 1998, the Company received proceeds of $30,750 from the issuance of common stock and received joint venture proceeds of $75,000.

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

NEW AUTHORITATIVE PRONOUNCEMENTS

         During 2000, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 136 ("Transfers of Assets to Not-for-Profit Organizations of Charitable Trust That Raise or Holds Contributions for Others"), No. 137 ("Accounting for Derivative Instruments and Hedging Activities"), No. 138 ("Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133"), No. 139 ("Rescission of FASB Statement No. 53 Financial Reporting by Producers and Distributors of Motion Picture Films and amendments to FASB Statements No. 63, 89, and 121"), and No. 140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125") which are effective for fiscal 2000. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

INFLATION

To date, inflation has not had a material effect on the Company's operations.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------    -------------------------------------------

           The Financial Statements are attached hereto and begin on page F-1.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------    ---------------------------------------------

           Inapplicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

           The following table sets forth certain information with respect to each of the directors and those executive officers of the Company performing a policy-making function for the Company as of February 1, 2001:

Name                         Age   Director or Officer Since        Position with Company
----                         ---   -------------------------        ---------------------
Howard G. Berger, M.D.*      55             1992              President, Treasurer, Chief Executive and
                                                              Financial Officer, and Director

Norman R. Hames              43             1996              Vice President, Secretary, Chief
                                                              Operating Officer and Director

John V. Crues, III, M.D.*    51             2000              Vice President, Director of Medical
                                                              Operations and Director

Michael J. Krane, M.D.       56             1992              Vice President, Director of Medical
                                                              Operations

--------
          *Member of the Stock Option Committee

           The following is a brief account of the business experience of each PHS director and executive officer during the past five years.

           HOWARD G. BERGER, M.D. is the President and Chief Executive Officer of the Company. Dr. Berger is the 99% owner of Beverly Radiology Medical Group ("BRMG") which supplies the medical services at a number of the Company's imaging centers. Dr. Berger has been principally engaged since 1987 in the same capacities for the predecessor entities. (See Item 13.) Dr. Berger also serves as a director of Diagnostic Imaging Services, Inc..

           NORMAN R. HAMES, was a founder of Diagnostic Imaging Services, Inc. and has since 1986, served as the president and a director of that entity.

           JOHN V. CRUES, III, M.D. has, since 1996, served as medical director of the Company and of BRMG and has been a medical doctor since 1982.

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

           The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 2000, while the Board of Directors held numerous meetings, they took board action by unanimous written consent, which was done on three occasions. All directors participated in all such action.

           At present the Board of Directors acts as an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors, and as a compensation committee, which determines salaries and incentive compensation for employees of and consultants to the Company. The Company intends for such committees to be composed of independent directors at such time as it is able to locate qualified individuals willing and able to serve on the Company's Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 2000, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of its equity securities were complied with.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

           The following table sets forth information concerning the compensation earned during the three years ended on October 31, 2000 by any individual serving as the Company's Chief Executive Officer at any time during fiscal 2000 and by any other executive officer of the Company who earned at least $100,000 during fiscal 2000 (the "Named Executive Officers").


                                                 SUMMARY COMPENSATION TABLE

                                    Annual Compensation(1)               Long-Term Compensation
                                    ----------------------               ----------------------

                                                               Other   Securities  Restricted
Name and                   Year Ended                         Annual   Underlying     Stock        LTIP     All Other
Principal Position            10/31  Salary($)(2)  Bonus($)  Comp.($)  Options (#)  Awards($)   Pay-outs($)  Comp($)
------------------            -----  ------------  --------  --------  -----------  ---------   -----------  -------

Howard G. Berger, M.D.        2000    $   75,000        --         --         --          --          --         --
Chief Executive Officer       1999    $   75,000        --         --         --          --          --         --
                              1998    $  100,000        --         --         --          --          --


Norman R. Hames               2000    $  150,000        --         --         --          --          --         --
Vice President, Secretary and 1999    $  150,000        --         --         --          --          --         --
Chief Operating Officer of    1998    $  139,000        --         --         --          --          --         --
PHS and President of DIS

Michael J. Krane, M.D.        2000    $  100,000        --         --         --          --          --         --
Vice President                1999    $  100,000        --         --         --          --          --         --
                              1998    $   96,000        --         --         --          --          --         --

John V. Crues, III, M.D.      2000    $  145,000(3)     --      500,000       --          --          --         --
                                                                                                                 --
Vice President, Director      1999    $  125,000(4)     --      500,000       --          --          --         --
of Medical Operations         1998    $  125,000(4)     --      100,000       --          --          --         --


(1) The dollar value of perquisites and other personal benefits, if any, for each of the named executive officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2) Does not include $300,000 per annum received from Beverly Radiology Medical Group (see "Employment Contracts").

(3) Does not include $145,000 per annum received from Beverly Radiology Medical Group.

 (4) Does not include $125,000 per annum received from Beverly Radiology Medical Group.

COMPENSATION PURSUANT TO STOCK OPTIONS

           The following table sets forth information on option grants in fiscal 2000 to the Named Executive Officers:

                                              OPTION GRANTS IN LAST FISCAL YEAR


                                                                                        Potential Realizable Value at
                            Number of         Percent of Total    Exercise or                Assumed Annual Rates of
                        Shares Underlying    Options Granted to   Base Price  Expiration   Stock Price Appreciation
Name                   Options Granted(1)     Employees in 2000    Per Share     Date          for Option Term(2)
----                   --------------------   -----------------    ---------     ----          ------------------

                                                                                              5%              10%
                                                                                              --              ---
John V. Crues, III, M.D.     500,000                 100%             .40        3/9/05       $105,000     $160,000

-----------------
(1) The option listed was granted pursuant to the 1992 Stock Option Plan-Option exercise prices were at the market price when granted. The option vested immediately and has a term of five years.

(2) These columns represent hypothetical future values of the Company's common stock obtainable upon exercise of stock options, net of the options exercise price, assuming that the market price of the Company's common stock appreciates at a five and ten percent compound annual rate over the five year term of the options. The five and ten percent rates of stock price appreciation are presented as examples pursuant to the rules and regulations of the Securities and Exchange Commission and do not necessarily reflect management's assessment of the Company's future stock price performance.

                       AGGREGATED OPTION EXERCISES IN LAST
                         FISCAL YEAR AND FISCAL YEAR END
                                  OPTION VALUES

              The following table provides information on option exercises in fiscal 2000 by the Named Executive Officers and the value of such officer's unexercised options at October 31, 2000:

                                                              Number of Shares                Value of
                             Shares                       Underlying Unexercised          Unexercised In-the
                           Acquired on       Value              Options at               Money Options at
Name                      Exercise (#)   Realized ($)       Fiscal Year End (#)          Fiscal Year End ($)
----                      ------------   ------------       -------------------          -------------------

                                                        Exercisable    Unexercisable   Exercisable Unexercisable
                                                        ----------------------------   -------------------------

Howard G. Berger, M.D.            0              0        343,200            0                0          0

Norman R. Hames                   0              0      2,913,550            0                0          0

John V. Crues, III, M.D.    200,000        $62,000        800,000            0         $123,000          0

EMPLOYMENT CONTRACTS

           As of January 1, 1994, Beverly Radiology Medical Group entered into an eight year Management Consulting Agreement with Howard G. Berger, M.D. whereby Dr. Berger agreed to serve as the chief executive for the partnership entities for $300,000 per year.

           Norman R. Hames has an employment agreement with Diagnostic Imaging Services, Inc. ending in 2001 whereby he serves as president of that company and receives annual compensation of $150,000.

           John V. Crues, III, M.D. has renewable one year employment agreements with the Company and with Beverly Radiology Medical Group which began in 1996 and require him to devote one-half of his time to each entity in exchange for annual remuneration from each entity of $150,000. Dr. Crues is the medical director of each entity.


STOCK PLANS

           The Company has two stock incentive plans. The 1992 Incentive Stock Option Plan under which no further options will be issued and the recently adopted 2000 Long-Term Incentive Plan pursuant to which 2,000,000 shares of Common Stock have been reserved for issuance. The material features of the 2000 Plan are as follows:

ADMINISTRATION

The Plan is presently administered by the Board of Directors, but upon the Company locating non-employee directors who have the requisite qualifications will then be administered by a committee appointed by the Board which will consist of two or more non-employee Directors (the "Compensation Committee"). Subject to the terms of the Plan, the Board (and the Committee, if established) has full authority to administer the Plan in all respects, including: (i) selecting the individuals who are to receive Awards under the Plan; (ii) determining the specific form of any Award; and (iii) setting the specific terms and conditions of each Award. The Company's senior legal and human resources representatives are also authorized to take ministerial actions as necessary to implement the Plan and Awards issued under the Plan.

ELIGIBILITY

Employees, directors and other individuals who provide services to the Company, its affiliates and subsidiaries who, in the opinion of the Board (or its appointed Committee), are in a position to make a significant contribution to the success of the Company, its affiliates and subsidiaries are eligible for Awards under the Incentive Plan.

AMOUNT OF AWARDS

The value of shares or other Awards to be granted to any recipient under the Incentive Plan are not presently determinable. However, the Plan restricts the number of shares and the value of Awards not based on shares which may be granted to any individual during a calendar year or performance period. In order to facilitate the Company's compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), which deals with the deductibility of compensation for any of the chief executive officer and the four other most highly-paid executive officers, the Plan limits to 500,000 the number of shares for which options, stock appreciation rights or other stock Awards may be granted to an individual in a calendar year and limits to $1,000,000 the value of non-stock-based Awards that may be paid to an individual with respect to a performance period. These restrictions were adopted by the Board of Directors as a means of complying with Code section 162(m) and are not indicative of historical or contemplated Awards made or to be made to any individual under the Plan.

STOCK OPTIONS

The Plan authorizes the grant of options to purchase shares of common stock, including options to employees intended to qualify as incentive stock options within the meaning of Section 422 of the Code, as well as non-statutory options. The term of each option will not exceed ten years and each option will be exercisable at a price per share not less than 100% of the fair market value of a share of common stock on the date of the grant. Generally, optionees will pay the exercise price of an option in cash or by check, although the Board (and the Committee, if established) may permit other forms of payment including payment through the delivery of shares of common stock. Options granted under the Plan are generally not transferable (except at death or as gifts to certain Family Members (as defined in the Plan)). At the time of grant or thereafter, the Board (and the Committee, if established) may determine the conditions under which stock options vest and remain exercisable.

Unless otherwise determined by the Board (and the Committee, if established), unexercised options will terminate if the holder ceases for any reason to be associated with the Company, its affiliates and subsidiaries. Options generally remain exercisable for a specified period following termination for reasons other than for Cause (as defined in the Plan), particularly in circumstances of death, Disability and Retirement (as defined in the Plan). In the event of a Change in Control or Covered Transaction (as defined in the Incentive Plan) of the Company, options become immediately exercisable and/or are converted into options for securities of the surviving party as determined by the Board (and the Committee, if established).

OTHER AWARDS

The Board (and the Committee, if established) may grant stock appreciation rights which pay, in cash or common stock, an amount generally equal to the difference between the fair market values of the common stock at the time of exercise of the right and at the time of grant of the right. In addition, the Board (and the Committee, if established) may grant Awards of shares of common stock at a purchase price less than fair market value at the date of issuance, including zero. A recipient's right to retain these shares may be subject to conditions established by the Board (and the Committee, if established), if any, such as the performance of services for a specified period or the achievement of individual or Company performance targets. The Board (and the Committee, if established) may also issue shares of common stock or authorize cash or other payments under the Plan in recognition of the achievement of certain performance objectives or in connection with annual bonus arrangements.

PERFORMANCE CRITERIA

The Board (and the Committee, if established) may condition the exercisability, vesting or full enjoyment of an Award on specified Performance Criteria. For purposes of Performance Awards (as defined in the Plan) that are intended to qualify for the performance-based compensation exception under Code Section 162(m), Performance Criteria means an objectively determinable measure of performance relating to any of the following as specified by the Board (and the Committee, if established) (determined either on a consolidated basis or, as the context permits, on a divisional, subsidiary, line of business, project or geographical basis or in combinations thereof): (i) sales; revenues; assets; liabilities; costs; expenses; earnings before or after deduction for all or any portion of interest, taxes, depreciation, amortization or other items, whether or not on a continuing operations or an aggregate or per share basis; return on equity, investment, capital or assets; one or more operating ratios; borrowing levels, leverage ratios or credit rating; market share; capital expenditures; cash flow; working capital requirements; stock price; stockholder return; sales, contribution or gross margin, of particular products or services; particular operating or financial ratios; customer acquisition, expansion and retention; or any combination of the foregoing; or (ii) acquisitions and divestitures (in whole or in part); joint ventures and strategic alliances; spin-offs, split-ups and the like; reorganizations; recapitalizations, restructurings, financings (issuance of debt or equity) and refinancings; transactions that would constitute a change of control; or any combination of the foregoing. Performance Criteria measures and targets determined by the Board (and the Committee, if established) need not be based upon an increase, a positive or improved result or avoidance of loss.

AMENDMENTS

The Board (and the Committee, if established) may amend the Plan or any outstanding Award for any purpose permitted by law, or may at any time terminate the Plan as to future grants of Awards. The Board (and the Committee, if established) may not, however, increase the maximum number of shares of common stock issuable under the Plan or change the description of the individuals eligible to receive Awards. In addition, no termination of or amendment to the Plan may adversely affect the rights of a Participant with respect to any Award previously granted under the Plan without the Participant's consent, unless the Compensation Committee expressly reserves the right to do so in writing at the time the Award is made. To the extent the Board (and the Committee, if established) desires the Plan to qualify under the Code, certain amendments may require shareholder approval.

DIRECTOR COMPENSATION

           Directors do not receive a fee for their services as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           During fiscal 2000 all executive compensation has been determined by the three member board of directors of PHS, Howard G. Berger, M.D., Norman R. Hames and John V. Crues, III, M.D. In addition, no individual who served as an executive officer of the Company during fiscal 2000, served during fiscal 2000 on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on the board of directors of the Company. See "Summary Compensation Table" herein in this Item 11 and Item 13 herein as to transactions involving the Company and Dr. Berger and Mr. Hames.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------   --------------------------------------------------------------

           The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 1, 2001, by
(i) each holder known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each of the Company's directors and executive officers [including officers listed in the Summary Compensation Table] as a group. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of PHS Common Stock outstanding at such date and all shares of Common Stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

Name of                          Shares of Common Stock
Beneficial Owner                  Beneficially Owned(1)        Percent of Class
----------------                  ---------------------        ----------------

Howard G. Berger, M.D.*                 12,582,128(2)               26.3%

John V. Crues, III, M.D. *               1,050,000 (3)               2.2%

Norman R. Hames*                         2,913,550(4)                6.1%

Michael J. Krane, M.D. *                 2,216,228                   4.6%

All directors and executive
officers of the Company as
a group [four persons]                  18,761,906(5)               39.2%
-----------
           *The address of all of the Company's officers and directors is c/o the Company, 1516 Cotner Avenue, Los Angeles, California 90025.

           (1) Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

           (2)Includes 115,900 shares issuable upon conversion of the Company's outstanding convertible debentures convertible at $10 per share.

           (3)Includes options for 300,000 shares exercisable at $.15 per share and for 500,000 shares exercisable at $.40 per share.

           (4)Represents options exercisable at $.60 per share.

           (5)See the above footnotes. Includes 12,416,228 shares owned of record and 4,079,450 shares issuable upon exercise of presently exercisable options and convertible debentures.

           As a result of his stock ownership and his positions as president and a director of the Company, Howard G. Berger, M.D. may be deemed to be a controlling person of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------   ----------------------------------------------

           Howard G. Berger, M.D. [see "Items 10 and 12"] is the 99% owner of Beverly Radiology Medical Group, Inc. and Pronet Imaging Medical Group, Inc., who together have formed the partnership known as Beverly Radiology Medical Group, which has executed a Management and Services Agreement with RadNet and DIS pursuant to which it supplies the professional medical services at most of the Company's imaging centers and Temecula Oncology Center [see "Item 1] through 2002. In April 1996, the Company renegotiated the Agreement with BRMG whereby the management fees paid to the Company by BRMG were increased from 79% of collections to 81% in consideration of the Company's payment to BRMG of $1,100,000. The amount paid was determined based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement of the increased percentage to be received by the Company. On January 1, 2000, the fees paid to the Company were reduced to 74% in consideration of BRMG assuming economic responsibility for the technicians employed at the various centers. In fiscal 2000, Dr. Berger was paid $ 300,000 and Dr. Krane was paid $150,000 by BRMG.

           At October 31, 1995, Howard G. Berger and Michael J. Krane were each indebted to PHS in the amount of $1,500,000 based on loans extended to Drs. Berger and Krane at the time of the Company's acquisition of RadNet in June 1992. In April 1996, Dr. Krane discharged his obligation by paying the Company $1,400,000 and agreeing to renegotiate his employment contract with the Company to provide for reduced compensation and a reduced time commitment. Dr. Berger, in August 1996, paid $500,000 against his obligation. The note had been extended to February 28, 2002 but was discharged as of October 2000, as a result of Dr. Berger delivering to the Company $2,273,000 face amount of the Company's 10% Series A Convertible Subordinated Debentures then having an estimated market value of $1,000,000.

           On August 1, 1996, the Company acquired from Norman Hames, [not then an officer or director of the Company] all of his common stock and warrants to purchase shares of common stock of Diagnostic Imaging Services, Inc., a Delaware corporation [3,042,704 shares of common stock] which then represented 21.6% of the outstanding shares of that entity in exchange for five year warrants to purchase 2,913,550 shares of the Company's common stock at $.60 per share as well as the Company's five year promissory note, payable interest only annually at 6.58% for $2,448,862.

           At October 31, 2000, the Company had loaned to Norman R. Hames $18,750 repayable in one year together with interest at the rate of 6.5% per annum. PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------   ---------------------------------------------------------------

     (a) FINANCIAL STATEMENTS - The following financial statements are filed herewith:

                                                                                                   Page No.
                                                                                                   --------

        Independent Auditor's Report.............................................................  F-1

        Consolidated Balance Sheets..............................................................  F-2

        Consolidated Statements of Operations....................................................  F-3

        Consolidated Statements of Stockholders' Deficit.........................................  F-4

        Consolidated Statements of Cash Flows....................................................  F-5 to F-7

        Notes to Consolidated Financial Statements...............................................  F-8 to F-29

              SCHEDULES - The Following financial statement schedules
                          are filed herewith:

        Independent Auditor's Report on Supplemental Schedule....................................  S-1

        Schedule II - Valuation and Qualifying Accounts..........................................  S-2

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

3.1.3         December 27, 2000 amendment to the Certificate of Incorporation                 (H)

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

4.3           Form of 10% Series A Convertible Subordinated Debenture Due 2003
              [Included in Exhibit 4.2]                                                       (B)

10.1          Employment Agreement dated as of June 12, 1992 between RadNet and Howard G. Berger.  [Dr. Krane executed a substantially
              identical employment agreement with New RadNet on said date.]                   (C)

10.2          Separation Agreement dated January 31, 1995 between PHS and CareAd              (D)

10.3          Separation Agreement dated April 20, 1995 between PHS and CareAd                (E)

10.4          Stock Purchase Agreement made as of June 2, 1995 among PHS,
              CareAd, Howard G. Berger and Robert E. Brennan                                  (E)

10.5          Stock Purchase Agreement dated as of November 14, 1995 among
              PHS, RadNet Managed Imaging Services, Inc. ["RMIS"], Future
              Diagnostics, Inc. ["FDI"] and the shareholders of FDI relating to the
              purchase by RMIS of all of the outstanding stock of FDI                         (F)

10.6          Securities Purchase Agreement dated March 22, 1996, between the
              Company and Diagnostic Imaging Services, Inc.                                   (F)

10.7          Stockholders Agreement by and among the Company, Diagnostic
              Imaging Services, Inc. and Norman Hames                                         (F)

10.8          Securities Purchase Agreement dated June 18, 1996 between the
              Company and Norman Hames                                                        (F)

10.9          Stock Purchase Agreement dated September 3, 1997 between the
              Company and Preferred Health Management, Inc. whereby the
              Company sold its Future Diagnostics, Inc. subsidiary                            (G)

10.10         DVI Securities Purchase Agreement                                               (H)

10.11         General Electric Note Purchase Agreement                                        (H)

10.12         Securities Purchase Agreement between the Company and
              Howard G. Berger, M.D.                                                          (H)

10.13         2000 Long-Term Incentive Plan                                                   (I)

------------------
     (A) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-1 [File No. 33-51870]. (AA) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File 33-73150].

     (B) Incorporated by reference to exhibit filed with PHS' Registration Statement on Form S-3 [File No. 33-59888].
     (C) Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992.
     (D) Incorporated by reference to exhibit filed with PHS' annual report on Form 10-K for the year ended October 31, 1994.
     (E) Incorporated by reference to exhibit filed with PHS' Form 8-K report for June 5, 1995.
     (F) Incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 1996.
     (G) Incorporated by reference to exhibit filed with Form 8-K report for September 8, 1997.
     (H) Filed herewith.
     (I) Incorporated by reference to exhibit filed with PHS' Form 10-Q for the quarter ended January 31, 2000.


     22            Subsidiaries                PHS % Ownership    State of Incorporation
                   ------------                ---------------    ----------------------

         RadNet Management, Inc.                 100%                 California
         RadNet Managed Imaging Services, Inc.   100%                 California
         Diagnostic Imaging Services, Inc.        90%                 Delaware



           (c) REPORTS ON FORM 8-K No reports on Form 8-K were filed during the quarter ended October 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRIMEDEX HEALTH SYSTEMS, INC.


Date:  February 14, 2001              /s/ Howard G. Berger
                                      -----------------------------------------
                                      Howard G. Berger, M.D., President,
                                      Treasurer and Principal Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By /s/ Howard G. Berger
   -------------------------------------
        Howard G. Berger, M.D., Director

Date: February 14, 2001



By /s/ John V. Crues
   -------------------------------------
        John V. Crues, III, M.D., Director

Date: February  14, 2001



By /s/ Norman Hames
   -------------------------------------
        Norman Hames, Director

Date:  February  14, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Primedex Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and affiliates as of October 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primedex Health Systems, Inc. and affiliates as of October 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 18, the Company has experienced losses from operations in prior years and has a substantial deficit of capital and working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated statements of operations, stockholders' deficit, and cash flows for the year ended October 31, 1998 were previously reported upon by other auditors, whose report dated January 15, 1999 expressed an unqualified opinion on those statements. In March 1999, the Securities and Exchange Commission determined that the auditors were not independent and therefore not in compliance with the requirements of the federal securities laws and Rule 2-01 of Regulation S-X, and that the financial statements reported upon are considered to be unaudited. We have not audited the 1998 financial statements and, accordingly, express no opinion or other form of assurance on them.


/s/ Moss Adams LLP

Los Angeles, California
January 19, 2001

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31,                                             1999           2000
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $      2,638   $     36,092
  Accounts receivable, net                            16,694,368     20,365,065
  Unbilled receivables and other receivables             441,208      1,688,543
  Due from related party                                 206,200        432,814
  Other                                                1,628,999      1,075,384
                                                    -------------  -------------
               Total current assets                   18,973,413     23,597,898
                                                    -------------  -------------

PROPERTY AND EQUIPMENT, net                          37,666,620     44,358,216
                                                    -------------  -------------

OTHER ASSETS
  Accounts receivable, net                             3,040,416      2,109,657
  Due from related parties                                87,795         96,750
  Goodwill, net                                       10,594,678     19,337,869
  Other                                                1,883,917      1,124,705
                                                    -------------  -------------
               Total other assets                     15,606,806     22,668,981
                                                    -------------  -------------

                                                    $ 72,246,839   $ 90,625,095
                                                    =============  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Cash disbursement in transit                      $  2,353,667   $  2,032,182
  Accounts payable and accrued expenses               15,085,479     15,415,538
  Notes payable to related party                               -      2,553,854
  Current portion of notes and leases payable         39,341,714     48,184,132
  Deferred revenue                                       200,000              -
                                                    -------------  -------------
               Total current liabilities              56,980,860     68,185,706

LONG-TERM LIABILITIES
  Subordinated debentures payable                     20,037,000     17,530,000
  Notes payable to related party                       2,553,854              -
  Notes and leases payable, net of current portion    54,882,513     65,041,680
  Accrued expenses                                       283,024        121,781
  Deferred revenue                                     1,266,666              -
                                                    -------------  -------------
               Total long-term liabilities            79,023,057     82,693,461

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY             440,063        498,804

REDEEMABLE STOCK                                         160,000        160,000

STOCKHOLDERS' DEFICIT                                (64,357,141)   (60,912,876)
                                                    -------------  -------------
                                                    $ 72,246,839   $ 90,625,095
                                                    =============  =============

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31,                                               1998          1999           2000
------------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
REVENUE
    Revenue                                                      $132,594,891   $170,517,884   $229,597,926
    Less: Allowances                                               73,774,348     98,260,219    141,633,310
                                                                 -------------  -------------  -------------

            Net revenue                                            58,820,543     72,257,665     87,964,616

OPERATING EXPENSES
    Operating expenses                                             51,310,658     59,060,558     62,207,401
    Depreciation and amortization                                   8,642,584      7,708,976      8,579,573
    Provision for bad debts                                         2,698,139      3,110,961      2,581,444
    Impairment loss on long-lived assets                           12,677,324        478,646              -
                                                                 -------------  -------------  -------------

            Total operating expenses                               75,328,705     70,359,141     73,368,418
                                                                 -------------  -------------  -------------

            Income (loss) from operations                         (16,508,162)     1,898,524     14,596,198
                                                                 -------------  -------------  -------------

OTHER EXPENSE
    Interest expense, net                                          (9,138,911)   (10,674,256)   (13,139,706)
    Financing costs                                                (5,207,900)             -              -
    Loss on legal judgments and settlements                                 -     (2,455,995)             -
    Gain/(loss) on sale of subsidiaries, divisions and assets         965,616         70,214       (335,116)
    Other                                                             393,898        398,119        239,343
                                                                 -------------  -------------  -------------

            Total other expense                                   (12,987,297)   (12,661,918)   (13,235,479)
                                                                 -------------  -------------  -------------

INCOME/(LOSS) BEFORE MINORITY INTEREST, EXTRAORDINARY
    ITEM AND CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                          (29,495,459)   (10,763,394)     1,360,719

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                          (1,612)       136,052       (258,741)
                                                                 -------------  -------------  -------------

INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      (29,497,071)   (10,627,342)     1,101,978

EXTRAORDINARY ITEM - GAIN FROM EXTINGUISHMENT
    OF DEBT (NET OF INCOME TAXES OF $0)                               954,533      1,556,121      1,512,053
                                                                 -------------  -------------  -------------

INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                          (28,542,538)    (9,071,221)     2,614,031

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE (NET OF INCOME TAXES OF $0)                            (779,294)             -              -
                                                                 -------------  -------------  -------------

NET INCOME (LOSS)                                                $(29,321,832)  $ (9,071,221)  $  2,614,031
                                                                 =============  =============  =============


BASIC AND DILUTED EARNINGS PER SHARE
    Income/(loss) before extraordinary gain and change
       in accounting principle                                   $      (0.75)  $      (0.27)  $       0.03
    Extraordinary gain                                                   0.02           0.04           0.04
    Change in accounting principle                                      (0.02)             -              -
                                                                 -------------  -------------  -------------

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                    $      (0.75)  $      (0.23)  $       0.07
                                                                 =============  =============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                          39,069,178     38,973,908     38,992,323
                                                                 =============  =============  =============
    Diluted                                                        39,069,178     38,973,908     39,843,422
                                                                 =============  =============  =============

------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                              F-3

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED OCTOBER 31, 1998, 1999 AND 2000
------------------------------------------------------------------------------------------------------------

                                      Common Stock, $.01 par value,
                                      ------------------------------
                                      100,000,000 shares authorized                      Treasury Stock, at cost
                                      ------------------------------     Paid-in      ------------------------------
                                          Shares          Amount         Capital          Shares          Amount
                                      --------------  --------------  --------------  --------------  --------------

BALANCE - OCTOBER 31, 1997               40,432,260   $     404,322   $  99,434,150      (1,625,000)  $    (614,947)
   (unaudited)
   Issuance of common stock                 325,000           3,250          57,500               -               -

   Common stock subscribed                        -               -               -               -               -

   Issuance of stock put                          -               -        (240,000)              -               -

   Reclassify due from related party              -               -               -               -               -

   Net loss                                       -               -               -               -               -
                                      --------------  --------------  --------------  --------------  --------------
BALANCE - OCTOBER 31, 1998               40,757,260         407,572      99,251,650      (1,625,000)       (614,947)
   (unaudited)
   Conversion of subordinated
      debentures to common stock                500               5           4,995               -               -

   Purchase of stock put                          -               -          80,000        (200,000)        (80,000)

   Discounted note, net                           -               -               -               -               -

   Net loss                                       -               -               -               -               -
                                      --------------  --------------  --------------  --------------  --------------

BALANCE - OCTOBER 31, 1999               40,757,760         407,577      99,336,645      (1,825,000)       (694,947)

   Issuance of common stock                 200,000           2,000          28,000               -               -

   Discounted note, used to retire
      subordinated debentures                     -               -               -               -               -

   Net income                                     -               -               -               -               -
                                      --------------  --------------  --------------  --------------  --------------

BALANCE - OCTOBER 31, 2000               40,957,760   $     409,577   $  99,364,645      (1,825,000)  $    (694,947)
                                      ==============  ==============  ==============  ==============  ==============

(CONTINUED)

                                                                          Stock           Total
                                       Accumulated        Due from    Subscription     Stockholders'
                                         Deficit       Related Party   Receivable        Deficit
                                      --------------  --------------  --------------  --------------

BALANCE - OCTOBER 31, 1997            $(124,153,129)  $           -   $           -   $ (24,929,604)
   (unaudited)
   Issuance of common stock                       -               -               -          60,750

   Common stock subscribed                        -               -         (30,000)        (30,000)

   Issuance of stock put                          -               -               -        (240,000)

   Reclassify due from related party              -        (899,143)              -        (899,143)

   Net loss                             (29,321,832)              -               -     (29,321,832)
                                      --------------  --------------  --------------  --------------
BALANCE - OCTOBER 31, 1998             (153,474,961)       (899,143)        (30,000)    (55,359,829)
   (unaudited)
   Conversion of subordinated
      debentures to common stock                  -               -               -           5,000

   Purchase of stock put                          -               -               -               -

   Discounted note, net                           -          68,909               -          68,909

   Net loss                              (9,071,221)              -               -      (9,071,221)
                                      --------------  --------------  --------------  --------------

BALANCE - OCTOBER 31, 1999             (162,546,182)       (830,234)        (30,000)    (64,357,141)

   Issuance of common stock                       -               -         (30,000)              -

   Discounted note, used to retire
      subordinated debentures                     -         830,234               -         830,234

   Net income                             2,614,031               -               -       2,614,031
                                      --------------  --------------  --------------  --------------

BALANCE - OCTOBER 31, 2000            $(159,932,151)  $           -   $     (60,000)  $ (60,912,876)
                                      ==============  ==============  ==============  ==============

-----------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                      F-4

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31,                                              1998            1999          2000
------------------------------------------------------------------------------------------------------------
                                                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income/(loss)                                            $(29,321,832)  $ (9,071,221)  $  2,614,031
    Adjustments to reconcile net income/(loss) to net cash
       from operating activities:
       Depreciation and amortization                                8,642,584      7,708,976      8,579,573
       Amortization of management fee modification                    161,070        181,049        193,017
       Write-off offering costs                                       138,811         34,818         75,738
       Amortization of purchase discount                             (946,542)      (378,600)             -
       Minority interest in income (loss) of subsidiaries               1,612       (136,052)       258,741
       Provision for bad debts and allowance adjustments            1,346,272      2,039,434        (25,104)
       Gain on sale of assets, subsidiaries and divisions            (743,493)       (70,214)             -
       Provision for restructuring                                          -        (55,000)             -
       Imputed interest (income) expense                             (131,918)       190,823      1,169,117
       Deferred revenue - covenant not-to-compete                    (200,000)      (200,000)      (116,667)
       Write-off of deposits and other assets                          37,849              -        (70,000)
       Gain of sale of marketable securities                         (297,376)             -              -
       Write down of long-lived assets                             12,677,324        478,646              -
       Financing costs                                              5,207,900              -              -
       Loss on legal judgments and settlements                              -      2,455,995              -
       Loss on write down of related party receivable                       -         68,909              -
       Loss on sale or disposal of assets                                   -              -        335,116
       Extraordinary gain and change in accounting principle         (175,239)    (1,555,588)    (1,512,053)
       Changes in assets and liabilities:
           Other assets                                              (648,269)       253,738       (457,811)
           Accounts receivable                                      1,696,031     (2,593,204)    (1,797,590)
           Unbilled receivables                                       683,172       (407,314)    (1,270,554)
           Accounts payable and accrued expenses                      385,349      2,196,955        131,111
                                                                 -------------  -------------  -------------

           Net cash provided (used) by operating activities        (1,486,695)     1,142,150      8,106,665
                                                                 -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of imaging centers - net of cash acquired          (1,739,120)      (100,000)             -
    Purchase of property and equipment                             (3,089,632)    (6,657,055)    (4,558,698)
    Proceeds from sale of divisions, centers, and equipment         3,144,217      1,089,000      1,439,500
    Loan fees                                                               -       (117,500)       (70,000)
    Proceeds from sale of marketable securities                     3,082,627              -              -
    Proceeds from dissolution of partnership                           94,515              -              -
    Proceeds from related party-repayment of note                      25,000              -              -
    Proceeds from landlord for tenant improvements                          -              -        100,000
    Loans to related parties                                         (235,000)       (80,000)      (205,000)
                                                                 -------------  -------------  -------------

           Net cash provided (used) by investing activities         1,282,607     (5,865,555)    (3,294,198)
                                                                 -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash overdraft                                                  1,410,513        623,673       (321,485)
    Principal payments on notes and leases payable                 (8,077,336)   (14,325,433)   (11,651,574)
    Proceeds from short and long-term borrowings                    8,180,082     18,860,523      7,515,727
    Purchase of treasury stock                                              -        (55,000)             -
    Purchase of subordinated debentures                            (1,484,943)      (337,215)      (121,681)
    Proceeds from issuance of common stock                             30,750              -              -
    Joint venture proceeds                                             75,000              -              -
    Joint venture distributions                                             -       (100,000)      (200,000)
                                                                 -------------  -------------  -------------

           Net cash provided (used) by financing activities           134,066      4,666,548     (4,779,013)
                                                                 -------------  -------------  -------------

NET INCREASE/(DECREASE) IN CASH                                       (70,022)       (56,857)        33,454

CASH, beginning of year                                               129,517         59,495          2,638
                                                                 -------------  -------------  -------------

CASH, end of year                                                $     59,495   $      2,638         36,092
                                                                 =============  =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for
           Interest                                              $  9,290,539   $ 10,719,283   $ 12,980,885
                                                                 =============  =============  =============
           Income taxes                                          $          -   $          -   $          -
                                                                 =============  =============  =============

------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                      F-5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------

        SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $4,780,000, $12,000,000 and $5,135,000 for the years ended October 31, 1998, 1999 and 2000, respectively.

        During the year ended October 31, 2000, the Company acquired the assets of two open MRI facilities in Northern California for approximately $3.3 million in notes payable. As part of the transaction, the Company recorded net property and equipment of approximately $1,900,000 and goodwill of approximately $1,400,000.

        During the year ended October 31, 2000, the Company acquired three hospital-based MRI centers, previously sold to Diagnostic Health Services, Inc. ["DHS"] in 1997, for approximately $14.2 million in notes payable. As part of the transaction, the Company recorded net accounts receivable of approximately $917,000, net property and equipment of approximately $3,380,000 and goodwill of approximately $8,240,000. In addition, the Company wrote-off deferred revenue related to covenants-not-to-compete with DHS of approximately $1,350,000 and other liabilities of approximately $305,000.

        During the year ended October 31, 2000, an officer of the Company exercised his stock options to acquire 200,000 shares of the Company's common stock at $.15 per share, or $30,000. The entire amount was borrowed from the Company, bears interest at 7.0% and is due on or before May 3, 2002. During the year ended October 31, 1998, the Company issued 300,000 shares of common stock and recorded $30,000 as due from related parties.

        During the year ended October 31, 1999, the Company acquired the assets of an entity for $72,500 and recorded the liability as accrued expenses.

        During the year ended October 31, 2000 , the Company exchanged a $893,189 note receivable from a related party for $2,273,000 in subordinated debentures. The Company recorded a $1,379,811 extraordinary gain as a result of this transaction.

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

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 1998, 1999 AND 2000
--------------------------------------------------------------------------------

        During the year ended October 31, 1999, $5,000 face value subordinated bond debentures were converted into 500 shares of the Company's common stock.

        During the year ended October 31, 1998, the Company issued a stock put and recorded $240,000 as redeemable stock and a decrease to paid-in capital. During the year ended October 31, 1999, a former employee exercised his stock put for 200,000 shares of the Company's common stock at $.40 per share. As part of the transaction, $25,000 in prior loans due from this related party were utilized as payment.

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

        During the year ended October 31, 1999, the Company received $942,645 in credits for equipment returns and trade-ins, which was offset against the outstanding debt.

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

         THE ACCOMPANYING FINANCIAL STATEMENTS FOR 1998 AND RELATED FOOTNOTES HAVE BEEN PREPARED WITHOUT AUDIT. IN THE OPINION OF MANAGEMENT, SUCH FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS AND DISCLOSURES NECESSARY FOR PRESENTATION IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

NOTE 1 - NATURE OF BUSINESS

         Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services in the state of California. Imaging services include MRI, CT, Ultrasound, mammography, nuclear medicine and general diagnostic radiology. The Operations of the Company comprise a single segment for financial reporting purposes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of Primedex Health Systems, Inc.; Radnet Management, Inc. ["Radnet"]; Diagnostic Imaging Services, Inc.["DIS"]; Primedex Corporation and Radnet Managed Imaging Services, Inc.["RMIS"] (collectively referred to as "the Company"). Radnet Management, Inc. is combined with Beverly Radiology Medical Group III ["BRMG"] and consolidated with Radnet Sub, Inc., Woodward Park Imaging Center, Westchester Imaging Group (a joint venture), Radnet Management I, Inc., and SoCal MR Site Management, Inc.

         Diagnostic Imaging Services is consolidated with a joint venture, Scripps Chula Vista Imaging Center, L.P, which was sold during the year ended October 31, 1998. Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations.

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

         Accounts receivable as of October 31, 2000, are shown net of contractual allowances and allowances for doubtful accounts totaling $32,113,985, of which $29,099,511 has been deducted from current receivables and $3,014,474 has been deducted from noncurrent receivables. Accounts receivable as of October 31, 1999, are shown net of contractual allowances and allowances for doubtful accounts of $30,099,367, of which $25,304,788 has been deducted from current receivables and $4,794,579 has been deducted from noncurrent receivables.

         INTANGIBLES - Goodwill is recognized in certain business combinations and represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is amortized using the straight-line method over 20 years. Offering costs, loan fees and management fee reduction buyout are recorded at cost and amortized over the estimated useful lives which range from 1 to 20 years.

         REVENUE RECOGNITION -
               NET PATIENT SERVICE REVENUE - Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services in the period in which services are provided. Billing is usually completed by the following month. Premium revenue, net of prepaid plan revenue, for the year ended October 31, 2000 was approximately $163,093,000.

         Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement.

               PREPAID PLAN REVENUE - The Company contracts with health maintenance organizations and other third parties to provide health care services to plan enrollees. Under the various contracts, the Company receives a per enrollee amount (capitated payment) each month covering all contracted services needed by the plan enrollees. Capitation payments are recognized as premium revenue during the period in which the Company is obligated to provide services to the plan enrollees. Gross revenue for the year ended October 31, 2000 was approximately $66,505,000. Net revenue for the year ended October 31, 2000 was approximately $16,919,000.

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

         With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts. Gross charges by payor for the year ended October 31, 2000 were:

                           Capitation contracts                           28.9%
                           Special group contract                         19.0%
                           HMO/PPO/Managed care                           16.8%
                           Medicare                                       11.1%
                           Blue Cross/Shield/Champus                       9.1%
                           Commercial insurance                            5.2%
                           Workers Comp                                    3.6%
                           MEDI-CAL                                        2.4%
                           Other                                           3.9%

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

         IMPAIRMENT ON LONG-LIVED ASSETS - Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with Statement of Financial Accounting Standards
(SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected cash flows from related operations. As of October 31, 2000, the Company expects the remaining carrying value of assets to be fully recoverable.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK OPTIONS - As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Company continues to apply APB Opinion No. 25 (APB 25) and related Interpretations in accounting for its option plans. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the measurement date over the amount that must be paid to acquire the stock. The new standard allows the Company to continue to account for stock-based compensation under APB 25, with disclosure of the effects of the new standard. The proforma effect on income as if the Company had adopted SFAS 123 is disclosed in Note 10.

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

         EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury. For the year ended October 31, 1998 and 1999, the Company has not included the effect of assumed conversions and exercises of stock options and warrants since the effect of such an inclusion would be antidilutive. For the year ended October 31, 2000, the Company has included 2,571,963 of options and warrants in the calculation of dilutive earnings per share. Common stock equivalents, which are exercisable into 4,156,790 shares of common stock at October 31, 2000, have been excluded because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

         NEW ACCOUNTING PRONOUNCEMENTS - During 2000, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 136 ("Transfers of Assets to Not-for-Profit Organizations of Charitable Trust That Raise or Holds Contributions for Others"), No. 137 ("Accounting for Derivative Instruments and Hedging Activities"), No. 138 ("Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133"), No. 139 ("Rescission of FASB Statement No. 53 Financial Reporting by Producers and Distributors of Motion Picture Films and amendments to FASB Statements No. 63, 89, and 121"), and No. 140 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125") which are effective for fiscal 2000. Management believes these pronouncements will not have a material effect on the Company's financial statements or disclosures.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES

         During the year ended October 31, 1998, the Company purchased 1,788,374 shares of DIS outstanding common stock for approximately $2,063,000. During the year ended October 31, 1999, the Company purchased 390,100 shares of DIS outstanding common stock for approximately $480,000, receiving 390,100 warrants to purchase common stock of the Company at $.25 per share. The Company has a 90% ownership interest in DIS at October 31, 2000.

         In October 1998, the Company purchased all 4,482,000 shares of DIS outstanding preferred stock, which carried a liquidation preference of $4,482,000 plus accrued and unpaid dividends of $725,900, by issuing a $5,207,900 note payable to the preferred stockholder. The Company recorded financing costs of $5,207,900, which were charged to operations during the year ended October 1998 as a result of this transaction.

         In March 1997, the Company sold the assets and related liabilities of four MRI facilities and its ultrasound division and recorded a discounted receivable of approximately $1,190,000 utilizing an imputed interest rate of 11.75% for post-closing payments of $500,000 each to be made on the first, second and third anniversaries of the closing date. During the year ended October 31, 1998, the Company exercised its option to receive these payments in the form of 200,000 shares of the purchasers common stock, which were sold for approximately $1,850,000 yielding a gain of approximately $496,000.

         In January 1998, the Company sold its interest in Scripps Chula Vista MRI, L.P. for 127,250 shares of the purchaser's stock which was valued at approximately $1,431,000 resulting in a gain of approximately $252,000. The Company sold the stock in May 1998 for approximately $1,230,000 and recorded a loss of approximately $202,000.

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

         In June 2000, the Company formed SoCal MR Site Management, Inc. and acquired the operating sites and some of the assets of three hospital-based MRI facilities; Tarzana MRI, Chino Valley MRI, and San Gabriel Valley MRI, (formerly sold to Diagnostic Health Services, Inc. in 1997), for $14.2 million in notes payable.

         On August 30, 2000, the Company's subsidiary Radnet Management I, Inc. acquired the assets of two open MRI centers in San Francisco and Emeryville, California for $3.3 million in notes payable. In conjunction with the transaction, the Company closed its other site in San Francisco at 450 Sutter Street and consolidated its business at the new center.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation and amortization as of October 31, 1999 and 2000 are:

                                                        1999            2000
                                                    -------------  -------------
  Land                                              $  1,763,773   $  1,763,773
  Buildings                                            1,876,144      2,476,144
  Medical equipment                                   12,281,617     17,784,288
  Office equipment, furniture and fixtures             4,451,288      4,964,733
  Leasehold improvements                               9,935,266     12,950,564
  Equipment under capital lease                       30,564,702     32,123,205
                                                    -------------  -------------

                                                      60,872,790     72,062,707
  Accumulated depreciation and amortization          (23,206,170)   (27,704,491)
                                                    -------------  -------------

                                                    $ 37,666,620   $ 44,358,216
                                                    =============  =============


         Depreciation and amortization expense on property and equipment for the year ended October 31, 1998, 1999 and 2000 was approximately $6,725,000, $6,680,000 and $7,315,000, respectively. Accumulated amortization under capital leases for the years ended October 31, 1999 and 2000 was approximately $10,668,000 and $13,470,000, respectively. Amortization expense under capital leases for the years ended October 31, 1998, 1999 and 2000 was approximately, $3,000,000, $3,000,000, and $3,530,000 respectively.

NOTE 5 - INTANGIBLE ASSETS

         Intangible assets consist of goodwill recorded at cost of $14,604,195 and $24,250,019, less accumulated amortization of $4,009,517 and $4,912,150 for the years ended October 31, 1999 and 2000, respectively. Amortization expense of approximately $1,915,000, $1,030,000 and $903,000 was recognized for the years ended October 31, 1998, 1999 and 2000, respectively.

         During the year ended October 31, 2000, the Company recorded goodwill of $8,241,740 in connection with the acquisition of three hospital-based MRI facilities in Tarzana, San Gabriel Valley and Chino, California and $1,404,084 in connection with the acquisition of two open MRI facilities in San Francisco and Emeryville, California.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS (Continued)

         During the years ended October 31, 1998 and 1999, the Company recorded goodwill in connection with the acquisition of additional shares of DIS stock of approximately $2,063,000 and $478,000, respectively, which were written off as impairment losses.

         During the year ended October 31, 1998, net goodwill of $735,036 was written off in connection with the sale of a joint venture.

         During the year ended October 31, 1998, pursuant to SFAS No. 121, the Company recorded an impairment loss of $12,677,324 consisting of net goodwill of $8,631,944, net property and equipment of $4,007,880 and other net long-lived assets of $37,500.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                        1999            2000
                                                    -------------  -------------
Accounts payable                                    $  5,569,911   $  7,099,876
Accrued expense                                        5,126,527      5,566,806
Accrued professional fees                              1,897,364      2,062,251
Accrued loss on legal judgments                        2,455,995        574,873
Other                                                    318,706        233,513
                                                    -------------  -------------

                                                      15,368,503     15,537,319
Less long-term portion of accrued
  professional fees                                     (283,024)      (121,781)
                                                    -------------  -------------
                                                    $ 15,085,479   $ 15,415,538
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

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

          Notes payable, long-term debt and capital lease obligations at October 31, 1999 and 2000 consists of the following:

                                                                        1999           2000
                                                                   -------------  -------------
Revolving lines of credit.                                         $ 21,631,399   $ 26,497,064

Note payable bearing interest at the bank's prime rate
plus 1%, due October 2000, collateralized by certain
accounts receivable, subsequently converted to
preferred stock (See Note 17).                                        5,225,000      5,493,946

Various notes payable at interest rates ranging
between 7.5% and 11%, due through 2006, collateralized
by medical equipment.                                                40,381,029     54,581,659

Note payable bearing interest at 9.25%, due in 2005,
collateralized by real estate.                                        1,517,055      1,509,708

Obligations from a Company acquisition bearing
interest at 8%, due through 2002.                                       668,766        481,121

Various obligations under capital leases at interest
rates ranging between 8.4% and 13.2%, due through
2006, collateralized by medical and office equipment.                24,800,978     24,662,314
                                                                   -------------  -------------

                                                                     94,224,227    113,225,812
Less: current portion                                               (39,341,714)   (48,184,132)
                                                                   -------------  -------------

                                                                   $ 54,882,513   $ 65,041,680
                                                                   =============  =============


          The Company's working capital needs currently are provided under two lines of credit. Under one line of credit, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $22,000,000. Interest on outstanding borrowings is payable monthly at the greater of 8% or the bank's prime rate plus 2.5%, with a minimum interest paid each month of $60,000. At October 31, 2000 approximately $18,195,000 was outstanding under this line and is due December 31, 2003. The lender holds a first lien position on substantially all of Radnet's assets. The president and C.E.O of the Company has personally guaranteed $10,000,000 of the line and the line is collateralized by a $5,000,000 life insurance policy of the president and C.E.O.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

          Under the second line of credit, the Company may borrow the lesser of 110% of eligible accounts receivable or $5,000,000. Interest on the outstanding balance is payable monthly at the bank's prime rate plus 1%. At October 31, 2000, approximately $4,741,000 was outstanding on this line and is currently being renegotiated and is on a month-to-month basis. A third line with the same lender was eliminated subsequent to October 31, 2000 by restructuring two of DVI's existing notes payable with the Company distributing the combined balances over 72 months. As of October 31, 2000, approximately $3.6 million was outstanding under this line (See Note 17). This credit line is collateralized by approximately 80% of the Tower division's eligible accounts receivable.

          The banks prime rate at October 31, 2000 was 9.5%. The total funds available for borrowing under the two lines are approximately $4,100,000 at October 31, 2000. For the year ended October 31, 1999 and 2000, the weighted average interest rate on short-term borrowings was 10.2% and 11.4%, respectively.

          Annual principal maturities of long-term obligations exclusive of capital leases, for future years ending October 31, are:

                 2001                                            $ 43,268,937
                 2002                                              10,809,355
                 2003                                              11,352,162
                 2004                                               9,905,442
                 2005                                               5,449,192
                 Thereafter                                         7,778,410
                                                                 -------------
                                                                 $ 88,563,498
                                                                 =============

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

         The Company leases equipment under capital lease arrangements. Future minimum lease payments under capital leases as of October 31, 2000 are:

                  2001                                           $  7,108,791
                  2002                                              6,676,319
                  2003                                              6,301,022
                  2004                                              5,465,482
                  2005                                              3,499,082
                  Thereafter                                        1,923,269
                                                                 -------------

         Total minimum payments                                    30,973,965
         Amount representing interest                              (6,311,651)
                                                                 -------------

         Present value of net minimum lease payments               24,662,314

         Current portion                                           (4,915,195)
                                                                 -------------

         Long-term portion                                       $ 19,747,119
                                                                 =============

         At October 31, 2000, the Company is in default on approximately $475,000 under various note agreements, pertaining to the acquisition of imaging centers, for non-payment of principal and interest. These notes have been classified as currently payable.

         During the years ended October 31, 1998, 1999 and 2000, the Company paid off and renegotiated various obligations at discounts resulting in extraordinary gains of $234,475, $1,217,336 and $19,922, respectively.

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

         Amortization expense of the offering costs for the years ended October 31, 1998, 1999 and 2000 was $244,650, $233,271 and $230,304, respectively.
Interest expense for the years ended October 31, 1998, 1999 and 2000 was approximately $2,125,000, $2,040,000 and $1,984,000, respectively. During the year ended October 31, 1999, debentures totaling $5,000 were converted into 500 shares of common stock. There were no conversions during the year ended October 31, 2000.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - SUBORDINATED DEBENTURES (CONTINUED)

         During the years ended October 31, 1998, 1999 and 2000, the Company repurchased debentures with face amounts of $2,205,000, $676,000 and $234,000, for $1,484,943, $337,215 and $121,680, respectively, resulting in gains on early extinguishments of $720,058, $338,785 and $112,320, respectively. During the year ended October 31, 2000 , the Company exchanged a $893,189 note receivable from a related party for $2,273,000 in subordinated debentures. The Company recorded a $1,379,811 extraordinary gain as a result of this transaction. In connection with these transactions, $138,811, $34,818 and $75,738,of net offering costs were written-off during the years ended October 31, 1998, 1999 and 2000, respectively.

NOTE 9 - INCOME TAXES

          Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and operating loss carryforwards. At October 31, 1999 and 2000, the Company's deferred tax assets are comprised of the following items:

                                                                        1999          2000
                                                                   -------------  -------------
DEFERRED TAX ASSETS, noncurrent
      Net operating loss carryforward                              $ 43,502,000   $ 46,243,000
      Tax basis of intangible assets in excess of books              11,238,000      9,681,000
      Other                                                           1,049,000        327,000
                                                                   -------------  -------------
                                                                     55,789,000     56,251,000
DEFERRED TAX LIABILITY, noncurrent
      Book basis of fixed assets in excess of tax basis               2,142,000      3,654,000
                                                                   -------------  -------------
                                                                     53,647,000     52,597,000
      Valuation allowance                                           (53,647,000)   (52,597,000)
                                                                   -------------  -------------
NET DEFERRED TAX ASSET                                             $          -   $          -
                                                                   =============  =============

          The valuation allowance of $53,647,000 and $52,597,000 at October 31, 1999 and 2000, respectively, represents an increase of $11,747,000 and a decrease of $1,050,000, respectively, over the preceding year.

          Reconciliation between the effective tax rate and the statutory tax rates for the years ended October 31, 1998, 1999 and 2000 are as follows:

                                                        1998           1999            2000
                                                    -------------  -------------  -------------
          Federal tax at 34%                              (34.0)%        (34.0)%         34.0 %
          State taxes net of federal benefit-              (5.8)           5.8
          Earnings on unconsolidated
            subsidiaries, joint ventures and
            affiliates                                      8.0             -               -
          Change in valuation allowance                    26.0           39.8          (39.8)
                                                    -------------  -------------  -------------

          Effective tax rate                                 -  %           -  %           -  %
                                                    =============  =============  =============

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

          The Company has net operating loss carryforwards of approximately $115,608,000 which expire as follows:

                  2002                                        $    200,000
                  2003                                             600,000
                  2004                                           1,000,000
                  2005                                             800,000
                  2006                                           4,100,000
                  2007                                           4,100,000
                  2008                                          23,100,000
                  2009                                          16,200,000
                  2010                                          13,400,000
                  2011                                          16,800,000
                  2012                                           1,700,000
                  2018                                          15,800,000
                  2019                                          10,900,000
                  2020                                           6,900,000
                                                              -------------

                  Total                                       $115,600,000
                                                              =============

          As of October 31, 2000, $26,500,000 of the Company's federal net operating loss carryforwards are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code.


NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

PREFERRED STOCK

          The Company has authorized the issuance of 10,000,000 shares of preferred stock with a par value of $.01 per share. There are no preferred shares issued or outstanding at October 31, 1998, 1999 or 2000. Shares may be issued in one or more series. Subsequent to October 31, 2000 the Company issued 5,542,018 preferred shares in settlement of certain debt obligations (See Note
17).

REDEEMABLE STOCK

          In January 1998, the Company entered into a five-year agreement with a former officer of the Company whereby the Company agreed to purchase up to 600,000 shares of the Company's common stock from the former officer at $.40 per share, in minimum increments of 100,000 shares, upon his election any time prior to February 28, 2003. In January 1999, the Company repurchased 200,000 shares under this agreement.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

REDEEMABLE STOCK

          In January 1998, the Company entered into a five-year agreement with a former officer of the Company whereby the Company agreed to purchase up to 600,000 shares of the Company's common stock from the former officer at $.40 per share, in minimum increments of 100,000 shares, upon his election any time prior to February 28, 2003. In January 1999, the Company repurchased 200,000 shares under this agreement.

STOCK OPTION PLANS

          The Company has an incentive stock option plan which reserves 2,000,000 shares of common stock. The options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, the Company has issued non-qualified stock options from time to time in connection with acquisitions and for other purposes. The following table summarizes the activity for the three years ended October 31, 2000:

                                                        Outstanding Options
                                                  ------------------------------
                                                       Number     Exercise Price
                                                  --------------  --------------

Balance, October 31, 1997                             2,995,060   $        4.51
Granted                                                 295,000            0.25
Exercised                                              (325,000)           0.19
Canceled or expired                                    (635,000)           2.78
                                                  --------------  --------------

Balance, October 31, 1998                             2,330,060            5.04
Granted                                                 500,000            0.15
Canceled or expired                                  (1,368,197)           8.42
                                                  --------------  --------------

Balance, October 31, 1999                             1,461,863            0.21
Granted                                                 500,000            0.40
Canceled or expired                                    (235,000)           0.15
                                                  --------------  --------------

Balance, October 31, 2000                             1,726,863   $        0.28
                                                  ==============  ==============

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

          The following summarizes information about stock options outstanding at October 31, 2000:

                                                            Outstanding Options
                                -----------------------------------------------------------------------------
      Range of exercise              Number          Weighted average remaining        Weighted average
           prices                  outstanding       remaining contractual life         exercise price
----------------------------    ------------------  ----------------------------  --------------------------
        $.15 - $.30                     1,001,863              1.33 years                     $ 0.17
        $.31 - $.60                       725,000              3.24 years                     $ 0.41
                                ------------------
                                        1,726,863              2.13 years                     $ 0.28
                                ==================

          Had compensation cost for the Company's options granted been determined consistent with SFAS 123, the Company's earnings per share would be affected as follows:

                                                                  Year Ended October 31,
                                                    -------------------------------------------
                                                         1998           1999           2000
                                                    -------------  -------------  -------------

Net income (loss)
      As reported                                   $(29,321,832)  $ (9,071,221)  $  2,614,031
                                                    =============  =============  =============
      Pro Forma                                     $(29,355,049)  $ (9,134,051)  $  2,454,990
                                                    =============  =============  =============

Income (loss) per share (basic and diluted):
      As reported                                   $       (.75)  $       (.23)  $        .07
                                                    =============  =============  =============
      Pro Forma                                     $       (.75)  $       (.23)  $        .06
                                                    =============  =============  =============

         The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:



                       Risk-free                     Expected        Expected
       October 31,   interest rate  Expected life   volatility      dividends
      -------------  -------------  -------------  -------------  -------------

          2000           6.60%         5 years        104.60%          N/A
          1999           5.42%         4 years        134.01%          N/A
          1998           5.51%         5 years         60.37%          N/A

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

         The following table summarizes the activity in outstanding stock purchase warrants:

                                                        Outstanding warrants
                                                  ------------------------------
                                                      Shares       Price range
                                                  --------------  --------------


Balance, October 31, 1997                             9,014,000   $0.60 - $7.43
Granted                                                 530,000            0.25
Canceled or expired                                  (4,932,000)    0.60 - 7.43
                                                  --------------  --------------

Balance, October 31, 1998                             4,612,000     0.25 - 0.60
Granted                                                 390,000            0.25
                                                  --------------  --------------

Balance, October 31, 1999                             5,002,000     0.25 - 0.60
Granted                                                       -               -
                                                  --------------  --------------
Balance, October 31, 2000                             5,002,000   $0.25 - $0.60
                                                  ==============  ==============

         Warrants outstanding at October 31, 2000 expire at various times through December 2003.

CAPITAL TRANSACTIONS

         During the year ended October 31, 2000, an employee of the Company exercised his options for 200,000 shares of the Company's common stock of $.15 per share. The Company issued a note receivable in connection with this purchase.

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

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates the fair value of financial instruments as of October 31, follows:

                                                       1999                           2000
                                          ----------------------------    ----------------------------
                                            Carrying         Fair            Carrying        Fair
                                             Amount         Value             Amount         Value
                                          -------------  -------------    -------------  -------------
Accounts receivable, current              $ 16,694,368   $ 16,694,368     $ 20,365,065   $ 20,365,065
Accounts receivable, long term            $  3,040,416   $  3,040,416     $  2,109,657   $  2,109,657
Due from related party -
      long-term                           $    948,029   $    948,029     $    156,750   $    156,750
Debt maturing within one year             $ 35,158,192   $ 35,158,192     $ 43,268,937   $ 43,268,937
Long-term debt                            $ 36,818,910   $ 31,227,238     $ 45,294,561   $ 38,273,606
Notes payable related parties             $  2,553,854   $  2,315,081     $          -   $          -
Subordinated debentures                   $ 20,037,000   $ 14,479,533     $ 17,530,000   $ 10,195,886


          In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, cash overdraft, current accounts receivable, due from/to related parties and current and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the long term amounts for accounts receivable, due from related party, notes payable related parties and debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of the subordinated debentures is the estimated value of debentures available to repurchase at current market rates over the bond term including an estimated interest payment stream.

NOTE 12 - MARKETABLE SECURITIES

          During the year ended October 31, 1998, the Company sold available-for-sale securities for approximately $3,080,000 resulting in a gain of approximately $297,000. The Company had no marketable securities at October 31, 1999 or 2000.

NOTE 13 - RELATED PARTY TRANSACTIONS

          The amount due from a related party relates to a $6,000,000 note receivable issued in connection with the acquisition of Radnet. The outstanding balance of $1,500,000 on the note was originally due in February 1997, but in consideration for an advance payment of $500,000, the Company offered to extend the remaining $1,000,000 through February 1998. During the year ended October 31, 1998 the note was extended through February 2000, which was discounted at 8% resulting in a discounted value of $899,143. The note was reclassified to stockholders' equity. During the year ended October 31, 1999 the note was extended through February 2001 and rediscounted at 8% resulting in a new discounted value of $830,234 and a charge to miscellaneous expense of $68,909. During the year ended October 31, 2000, the note was used as consideration for the repurchase of $2,273,000 in subordinated debentures at a discount of $1,379,811 which has been recorded as an extraordinary gain.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

          During the years ended October 31, 1998, 1999, and 2000, the Company advanced $85,000, $80,000 and $205,000, respectively, for a total outstanding balance of $400,000, to an officer of the Company, which will be repaid within the next year. During the year ended October 31, 2000, the Company advanced $30,000 to an officer of the Company, which was used to exercise stock options and has been classified as stock subscription receivable. The note bears interest at 7% and is due May 2002. During the year ended October 31, 1998, the Company lent a former officer of the Company $180,000 of which $30,000 was used to purchase Company stock and was classified as stock subscription receivable. During the year ended October 31, 1999, $25,000 was paid and $50,000 has been forgiven in exchange for consulting services. The remaining balance of $105,000 is due within three years with interest at 6.5%. As of October 31, 2000, approximately $54,500 of interest has been accrued on these loans.

          The notes payable to related parties of $2,553,854 are due to employees and officers of the Company. The notes bear interest at 6.58% annually and the outstanding principal is due June 2001. During each of the years ended October 31, 1998, 1999, and 2000, interest expense was approximately $168,000.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases various operating facilities and certain medical equipment under operating leases expiring through 2018. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. Future minimum annual payments under noncancellable operating leases are as follows:

         Year ending October 31,      Facilities     Equipment        Total
         -----------------------    -------------  -------------  -------------
                  2001              $  4,220,000   $  1,804,000   $   6,024,000
                  2002                 3,429,000      1,705,000       5,134,000
                  2003                 2,648,000      1,634,000       4,282,000
                  2004                 1,956,000      1,633,000       3,589,000
                  2005                 1,672,000      1,624,000       3,296,000
                  Thereafter          11,047,000      1,061,000      12,108,000
                                    -------------  -------------  -------------

                                    $ 24,972,000   $  9,461,000   $  34,433,000
                                    =============  =============  =============

          Total rent expense, including equipment rentals, for the years ended October 31, 1998, 1999 and 2000 amounted to approximately $5,410,000, $5,945,000 and $6,334,000, respectively.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          The Company also has employment agreements with officers and key employees at annual compensation rates ranging from $40,000 to $250,000 and for periods extending up to four years. Total commitments under the agreements are approximately $2,200,000 as of October 31, 2000, of which $650,000 is due to a related party.

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

          PURCHASE COMMITMENT - On February 19, 1999 the Company entered into a five year purchase agreement with an imaging film provider whereby the Company must purchase $9,990,000 of film at a rate of approximately $2,000,000 annually over the term of the agreement.

         EQUIPMENT SERVICE CONTRACTS - On March 1, 2000, the Company entered into an equipment maintenance service contract through October 2004, with GE Medical Systems to provide maintenance on the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. The percent of revenue to be billed ranges from 2.82% to 3.67% and the aggregate minimum net revenue ranges from $85,000,000 to $95,000,000 during the term of the agreement.

         LITIGATION - The Company is currently involved in litigation in which Diagnostic Imaging of Riverside ("DIR") seeks damages of $507,000 for an alleged breach of contract. The Company has filed a cross-complaint to recover approximately $250,000 in unpaid radiological services. The proceedings have not commenced. The Company intends to defend vigorously against the claim. The Company has accrued approximately $440,000 for past fees due to DIR.

NOTE 15 - EMPLOYEE BENEFIT PLAN

         The Company has adopted a profit-sharing/savings plan pursuant to
Section 401(k) of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by the Company. There was no expense for the years ended October 31, 1998, 1999 or 2000.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 16 - MALPRACTICE INSURANCE

         The Company and physicians employed by the Company are insured by First Insurance Funding Corp. of California. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. First Insurance Funding Corp. of California provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary and includes the cost of the premiums in the year the tail is purchased. Management does not believe there are material uninsured malpractice costs at October 31, 2000.

NOTE 17 - SUBSEQUENT EVENTS

         Effective January 19, 2001, the Company settled five of its outstanding notes payable relating to the historical acquisition of DIS common stock from unrelated third parties. Warrants issued with the notes were exercised for 920,100 shares of the Company's common stock at $.25 per share or $230,025. The remaining balance due of $567,569 is payable in four monthly installments beginning on January 19, 2001. As part of the settlement, the Company issued 50,000 warrants at $1.00 per share with the first installment; in the subsequent installments, 100,000 warrants at $1.00 per share will be issued in equal installments if and only if the Company elects not to pay the entire residual balance due before the next installment's due date. If the Company defaults on any of the subsequent installment, common stock will be issued for the penalty at a rate of 500,000 shares on the first installment default, 333,333 shares on the second default installment and 166,667 shares on the third installment default.

         Subsequent to October 31, 2000, the Company continued to settle notes payable at a discount finalizing agreements with three note holders and realizing a gain on extinguishments of debt (including accrued interest) of approximately $22,000.

         Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,018 note payable (current) into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The preferred stock is convertible into the Company's common stock on a share for share basis and accrues cumulative dividends at the rate of five percent per annum. Each converted share of common stock receives a five year warrant to purchase an additional share of the Company's common stock with exercise prices depending on the year of exercise beginning at $1.00 per share and increasing by $.20 each year for five years. The Company retains the right to redeem the preferred stock at a price beginning at $1.15 per share and increasing by $.10 per year for five years. At the end of five years the lender has the right to require the Company to purchase all unconverted shares of preferred stock at a price of $2.00 per share. The sale of securities is exempt from registration as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 17 - SUBSEQUENT EVENTS (Continued)

         On December 29, 2000, the Company renegotiated two of its existing notes payable with General Electric Company aggregating $3,130,297 into a new promissory note with interest at 8.0% paid in 60 monthly installments of principal and interest with the first 59 payments at $0 and payment 60 at $4,663,6599. As part of the renegotiation, the Company issued five-year warrants to purchase 778,655 shares of the Company's common stock at a price of $1.00 per share.

         Effective December 2000, the Company successfully renegotiated four of its existing capital leases with General Electric Company reducing monthly payments, extending payment terms (with the addition of balloon payments). This restructuring will reduce the Company's debt service requirements by $410,000 in fiscal 2001.

         Effective December 1, 2000, the Company eliminated its second line of credit with DVI Business Credit by restructuring two of its existing notes payable with DVI distributing the combined balances due over 72 months. As of December 1, 2000, $3,591,816 was outstanding under the line of credit which was included in current liabilities. With the restructure, working capital will improve by approximately $4,210,000.

         In December 2000, the Company entered into a new lease arrangement for 2,400 square feet of additional space in Tarzana, California to open an imaging center offering MRI, CT and P.E.T. scan services. The annual rent expenditure will be approximately $66,000 with the lease term expiring in December 2007. The center is expected to open by May 2001.

         In January 2001, the Company consolidated its two facilities in Sacramento, California [DRI] into one site at the Scripps location. The closed site's building lease was a month-to-month agreement and notice was given to exit the facility by the end of January.

         The following consolidated condensed proforma balance gives effect to these subsequent events as if they had taken place on October 31, 2000:

                                                                       Balance
                                 As reported at    Proforma           October
                                October 31, 2000    Effect            31, 2000
                                 -------------   -------------     ------------

Current assets                   $ 23,598,000    $          -      $ 23,598,000
Non-Current assets                 67,027,000               -        67,027,000
                                 -------------   -------------     ------------
Total Assets                     $ 90,625,000    $          -      $ 90,625,000
                                 =============   =============     =============

Current Liabilities              $ 68,186,000    $ (5,542,000)(a)  $ 57,209,000
                                                   (4,210,000)(b)
                                                   (1,225,000)(c)

Long-term liabilites               82,693,000       4,210,000 (b)    88,128,000
                                                    1,225,000 (c)

Minority interest                     499,000               -           499,000

Redeemable stock                      160,000       5,542,000 (a)     5,702,000

Stockholders' deficit             (60,913,000)              -       (60,913,000)
                                 -------------   -------------     ------------
Total liabilities and equity     $ 90,625,000               -      $ 90,625,000
                                 =============   =============     =============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 17 - SUBSEQUENT EVENTS (Continued)

     (a)  To reflect refinancing of DVI Business Credit Corporation debt
     (b) To reflect refinancing of DVI Business Credit Corporation line of credit and certain notes payable
     (c) To reflect refinancing of certain notes payable and capital leases with General Electric Company.

NOTE 18 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had experienced a period of recurring losses from operations and has a deficiency in equity of $60,912,876 and a working capital deficiency of $44,587,808, which raise doubt about its ability to continue as a going concern. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive as indicated by recent improvements in operating income and fiscal 2000 profitability. However, continued effort is planned in the future to allow the Company to continue to operate profitably. Such actions and plans include:

    o Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In June 2000, the Company acquired three hospital-based MRI centers in southern California, and in September 2000, the Company acquired two open MRI facilities in northern California. All five centers have experienced favorable performance in their initial months of operations.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 18 - GOING CONCERN (Continued)

    o Increase revenue by negotiating new and existing capitation and managed care contracts for additional services and more favorable terms. During the year ended October 31, 2000, the Company renegotiated many of its existing capitation contracts increasing its monthly rates. In January 2001, the Company successfully renegotiated an additional capitation contract for its Long Beach facilities increasing the contracted reimbursement approximately 26%.

    o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursement falls short of the Company's costs. In January 2001, the Company stopped providing services for one capitation contract which will improve profitability in the Company's Tower facility.

    o Consolidate underperforming facilities to reduce operating cost duplication and improve operating income. In September 2000, the Company consolidated its operation at 450 Sutter in San Francisco with its newly acquired San Francisco site. In January 2001, the Company consolidated its Auburn facility with its Scripps site in Sacramento.

    o Continue to evaluate all facilities' operations and trim excess operating and general and administrative costs where it is feasible to do so.

    o Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. During the last few fiscal years, the Company has had continued success in these endeavors with significant increases in volume at most of its facilities.

    o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated continued success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. Subsequent to year-end, one of the Company's major lenders agreed to convert $5,542,018 of the Company's debt into a new series of non-voting convertible preferred stock significantly improving cash flows and working capital. In addition, the Company eliminated a second line of credit with DVI Business Credit consolidating its balances into two existing notes increasing credit terms and improving current liabilities and working capital. In December 2000, the Company renegotiated six of its existing capital lease and notes payable obligations with GE eliminating or reducing monthly payments, extending terms and improving cash flows and working capital significantly. The Company's long-term relationships with its lenders and their continued confidence in their extensions of credit is critical to the Company's success.

    o Continue to settle historical notes payable, subordinated bond debentures and other debt at a discount. The Company has continued success in settling its subordinated bond debentures at a discount and since November 1996 has reduced its outstanding indebtedness by $8,299,000 through payments of only $4,821,119 generating extraordinary gains of $3,472,881 during the last five years.

--------------------------------------------------------------------------------

              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE




To the Stockholders and Board of Directors of Primedex Health Systems, Inc.




Our report on the consolidated financial statements of Primedex Health Systems, Inc. and its affiliates, as of October 31, 2000 and 1999 and for the years then ended is included on page F-1 of this Form 10-K. In connection with our audit of such financial statements, we have also audited the related accompanying financial statements Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2000 and 1999. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Moss Adams LLP


Los Angeles, California
January 19, 2001

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------

                                                                      Additions
                                                      Balance at    --------------    Deductions       Balance
                                                    Beginning of       Charged       from Reserve     at End of
                                                        Year        Against Income        (a)            Year
                                                    --------------  --------------  --------------  --------------
YEAR ENDED OCTOBER 31, 2000:
  Accounts receivable allowances - current          $  25,304,788   $ 130,677,610   $ 126,882,887   $  29,099,511
                                                    ==============  ==============  ==============  ==============

  Accounts receivable allowances - noncurrent       $   4,794,579   $  13,537,144   $  15,317,249   $   3,014,474
                                                    ==============  ==============  ==============  ==============

  Goodwill amortization                             $   4,009,517   $     902,633   $           -   $   4,912,150
                                                    ==============  ==============  ==============  ==============

YEAR ENDED OCTOBER 31, 1999:
  Accounts receivable allowances - current          $  19,980,513   $  85,753,552   $  80,429,277   $  25,304,788
                                                    ==============  ==============  ==============  ==============

  Accounts receivable allowances - noncurrent       $   4,809,545   $  15,617,630   $  15,632,596   $   4,794,579
                                                    ==============  ==============  ==============  ==============

  Goodwill amortization                             $   3,290,288   $     719,229   $           -   $   4,009,517
                                                    ==============  ==============  ==============  ==============

YEAR ENDED OCTOBER 31, 1998 (UNAUDITED):
  Accounts receivable allowances - current          $  19,637,802   $  61,635,980   $  61,293,269   $  19,980,513
                                                    ==============  ==============  ==============  ==============

  Accounts receivable allowances - noncurrent       $   6,752,507   $  14,836,507   $  16,779,469   $   4,809,545
                                                    ==============  ==============  ==============  ==============

  Goodwill amortization                             $   3,160,715   $   1,463,268   $   1,333,695   $   3,290,288
                                                    ==============  ==============  ==============  ==============

  Other intangibles amortization                    $     412,500   $     110,000   $     522,500   $           -
                                                    ==============  ==============  ==============  ==============


(a) Deductions include sales and divestitures


--------------------------------------------------------------------------------
                                      S-2