Form 10-Q
period 2001-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2001-03-26
CIK 790526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended January 31, 2001 Commission File Number 0-19019
                            ----------------                        -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         New York                                                13-3326724
         --------                                                ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

         1516 Cotner Avenue
      Los Angeles, California                             90025
      -----------------------                             -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                 (ZIP CODE)

Registrant's telephone number, including area code:      (310) 478-7808
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

Number of shares outstanding of the issuer's common stock as of March 16, 2001 was 40,125,644 [excluding treasury shares].

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Shareholders
Primedex Health Systems, Inc.

We have reviewed the consolidated balance sheet of Primedex Health Systems, Inc. and Affiliates as of January 31, 2001 and the related consolidated statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Primedex Health Systems, Inc. and Affiliates as of October 31, 2000, and the related consolidated statements of operations, stockholder's deficit and cash flows for the year then ended not presented herein; and in our report dated January 19, 2001, we expressed an unqualified opinion on those consolidated financial statements, with emphasis regarding substantial doubt about the Company's ability to continue as a going concern [See Note 10 herein]. In our opinion, the information set forth in the accompanying consolidated balance sheet as of October 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                     MOSS ADAMS LLP

Los Angeles, California
March 20, 2001


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------

                                                            JANUARY 31,     OCTOBER 31,
                                                              2001             2000
                                                          -------------   -------------
                                                           (UNAUDITED)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $     21,309    $     36,092
  Accounts receivable, net                                  22,508,500      20,365,065
  Unbilled receivables and other receivables                   959,464       1,688,543
  Due from related party                                       515,701         432,814
  Other                                                      1,273,039       1,075,384
                                                          -------------   -------------
           Total current assets                             25,278,013      23,597,898
                                                          -------------   -------------

PROPERTY AND EQUIPMENT, NET                                 43,326,621      44,358,216
                                                          -------------   -------------

OTHER ASSETS:
  Accounts receivable, net                                   2,616,862       2,109,657
  Due from related parties                                      99,350          96,750
  Goodwill, net                                             19,037,489      19,337,869
  Other                                                        993,423       1,124,705
                                                          -------------   -------------
           Total other assets                               22,747,124      22,668,981
                                                          -------------   -------------

                                                          $ 91,351,758    $ 90,625,095
                                                          =============   =============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash disbursements in transit                           $  2,519,716    $  2,032,182
  Accounts payable and accrued expenses                     15,027,612      15,415,538
  Note payable to related party                              2,553,854       2,553,854
  Current portion of notes and leases payable               39,122,291      48,184,132
                                                          -------------   -------------
           Total current liabilities                        59,223,473      68,185,706
                                                          -------------   -------------

LONG-TERM LIABILITIES
  Subordinated debentures payable                           17,530,000      17,530,000
  Notes and leases payable, net of current portion          67,531,509      65,041,680
  Accrued expenses                                             529,987         121,781
                                                          -------------   -------------
           Total long-term liabilities                      85,591,496      82,693,461
                                                          -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                   576,843         498,804
                                                          -------------   -------------

REDEEMABLE STOCK                                             5,840,568         160,000
                                                          -------------   -------------

STOCKHOLDERS' DEFICIT                                      (59,880,622)    (60,912,876)
                                                          -------------   -------------

                                                          $ 91,351,758    $ 90,625,095
                                                          =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED
                                                             JANUARY 31,
                                                       2001             2000
                                                   -------------   -------------

REVENUE
  Revenue                                          $ 60,778,276    $ 50,578,807
  Less: Allowances                                   36,668,266      30,595,065
                                                   -------------   -------------

         Net revenue                                 24,110,010      19,983,742
                                                   -------------   -------------

OPERATING EXPENSES
  Operating expenses                                 16,871,041      14,384,691
  Depreciation and amortization                       2,358,089       1,992,294
  Provision for bad debts                               668,325         987,524
                                                   -------------   -------------

         Total operating expenses                    19,897,455      17,364,509
                                                   -------------   -------------

         Income from operations                       4,212,555       2,619,233
                                                   -------------   -------------

OTHER INCOME (EXPENSE)
  Interest expense, net                              (3,337,558)     (2,960,059)
  Gain on sale of assets                                    320             140
  Other                                                 119,972         134,096
                                                   -------------   -------------

         Total other expense                         (3,217,266)     (2,825,823)
                                                   -------------   -------------

INCOME (LOSS) BEFORE MINORITY INTEREST
    AND EXTRAORDINARY ITEM                              995,289        (206,590)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARY             (78,039)        (42,805)
                                                   -------------   -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                 917,250        (249,395)

EXTRAORDINARY ITEM-GAIN FROM EXTINGUISHMENT
    OF DEBT (NET OF INCOME TAXES OF $-0-)                 5,332          51,770
                                                   -------------   -------------


NET INCOME (LOSS)                                  $    922,582    $   (197,625)
                                                   =============   =============

BASIC AND DILUTED EARNINGS PER SHARE:
  Income (loss) before extraordinary gain          $        .02    $       (.01)
  Extraordinary gain                                        .00             .00
                                                   -------------   -------------

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE      $        .02    $       (.01)
                                                   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                              39,284,135      38,932,760
                                                   =============   =============

  DILUTED                                            40,164,477      38,932,760
                                                   =============   =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
                          Common Stock $.01 par value
                              100,000,000 shares                                                           Stock           Total
                                  authorized         Paid-in   Treasury Stock, at cost    Accumulated   Subscription   Stockholders'
                               Shares     Amount     Capital     Shares       Amount        Deficit      Receivable       Deficit
                               ------     ------     -------     ------       ------        -------      ----------       -------
BALANCE - OCTOBER 31, 2000   40,957,760  $409,577  $99,364,645  (1,825,000)  $(694,947)  $(159,932,151)   $ (60,000)   $(60,912,876)

  Issuance of Common Stock      992,884     9,929      238,292            -          -               -            -         248,221

  Redeemable stock                    -         -     (138,549)           -          -               -            -        (138,549)

  Net income                          -         -            -            -          -         922,582            -         922,582
                             ----------  --------  -----------   ----------- ----------  --------------   ---------    -------------
BALANCE - JANUARY 31, 2001
  (UNAUDITED)                41,950,644  $419,506  $99,464,388   (1,825,000) $(694,947)  $(159,009,569)   $ (60,000)   $ 59,880,622)
                             ==========  ========  ===========   =========== ==========  ==============   ==========   =============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                       4


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                                2001           2000
                                                            ------------   ------------
NET CASH FROM OPERATING ACTIVITIES                          $ 1,577,692    $ 2,306,199
                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                           (545,202)    (2,013,462)
  Proceeds from sale of divisions, centers, and equipment             -        950,350
  Loan fees                                                      (5,000)       (50,000)
  Loans to related parties                                      (75,000)      (100,000)
                                                            ------------   ------------

                 Net cash used by investing activities         (625,202)    (1,213,112)
                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft                                                487,535       (367,877)
  Principal payments on notes and leases payable             (3,155,014)    (3,507,172)
  Proceeds from short-term and long-term borrowings           1,682,010      2,960,884
  Proceeds from sale of common stock                             18,196              -
  Purchase of subordinated debentures                                 -        (43,680)
  Joint venture distribution                                          -       (100,000)
                                                            ------------   ------------


                 Net cash used by financing activities         (967,273)    (1,057,845)
                                                            ------------   ------------

NET (DECREASE) INCREASE IN CASH                                 (14,783)        35,242
CASH, beginning of period                                        36,092          2,638
                                                            ------------   ------------

CASH, end of period                                         $    21,309    $    37,880
                                                            ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                          $ 3,368,532    $ 3,227,615
                                                            ------------   ------------
          Income taxes                                      $         -    $         -
                                                            ------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                       5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $410,000 and $1,050,000 for the three months ended January 31, 2001 and 2000, respectively.

     Effective January 19, 2001, the Company settled five of its outstanding notes payable related to the historical acquisition of DIS common stock from unrelated third parties. The debt was reduced by warrants issued with the notes payable that were exercised for 920,100 shares of the Company's common stock at $.25 per share, or $230,025.

     Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,018 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The stock is classified as Redeemable Stock on the Company's financial statements. The Company records additions to redeemable stock based upon its right to redeem the preferred stock at a price beginning at $1.15 per share and increasing by $.10 per year for five years.

     During the three months ended January 31, 2000, as part of the Dalrymple litigation, $3,000,000 was borrowed from one of the Company's existing lines of credit and placed into an irrevocable standby letter of credit pending the final settlement of the lawsuit






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They have been reviewed by the Company's independent auditors in accordance with the professional standards and procedures as set forth in Statement of Auditing Standards No. 71 (SAS 71). SAS 71 procedures for conducting a review of interim financial information generally are limited to inquiries and analytical procedures concerning significant accounting matters relating to the financial information to be reported. They do not include all information and footnotes necessary for a fair presentation of financial position and results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included in the interim period. Operating results for the three months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001.

NOTE 2 - NATURE OF BUSINESS

         Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services in the state of California.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Primedex Health Systems, Inc.; Radnet Management, Inc.; Diagnostic Imaging Services, Inc. ["DIS"] and Radnet Managed Imaging Services, Inc. ["RMIS"] (collectively referred to as "the Company"). Radnet Management, Inc. is combined with Beverly Radiology Medical Group III ["BRMG"] and consolidated with Radnet Sub, Inc., Tower Imaging Heartcheck, SoCal MR Site Management, Inc., Radnet Management I, Inc. and Westchester Imaging Group (a joint venture). Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations.

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

         Other significant accounting policies of Primedex Health Systems, Inc. and affiliates are set forth in the Company's Form 10-K for the year ended October 31, 2000 as filed with the Securities and Exchange Commission.

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES

         In December 2000, the Company entered into a new lease arrangement for 2,400 square feet of additional space in Tarzana, California to open an imaging center offering MRI, CT and P.E.T. scan services. The annual rent expenditure will be approximately $66,000 with the lease term expiring in December 2007. The center is expected to open by June 2001.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITONS, SALES AND DIVESTITURES (Continued)

         In January 2001, the Company consolidated its two facilities in Sacramento, California ["DRI"] into one site at the Scripps location. The closed site's building lease was a month-to-month agreement and notice was given to exit the facility at the end of January.

NOTE 5 - INTANGIBLE ASSETS

         Intangible assets consists of goodwill recorded at cost of $24,250,019, less accumulated amortization of $5,212,530 as of January 31, 2001. Amortization expense of approximately $300,000 and $180,000 was recognized for the three months ended January 31, 2001 and 2000, respectively.

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

         Amortization expense of the offering costs for the three months ended January 31, 2001 and 2000 was approximately $50,000 and $58,000, respectively. Interest expense for the three months ended January 31, 2001 and 2000 was approximately $438,000 and $500,000, respectively.

         During the three months ended January 31, 2000, the Company repurchased debentures with face amounts of $84,000 for $43,680 resulting in a gain on early extinguishment of debt of $40,320. In connection with this transaction, $2,955 of net offering costs were written-off.

NOTE 7 - CAPITAL TRANSACTIONS

         Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,018 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The preferred stock is convertible into the Company's common stock on a share for share basis and accrues cumulative dividends at the rate of five percent per annum. Each converted share of common stock receives a five year warrant to purchase an additional share of the Company's common stock with exercise prices depending on the year of exercise beginning at $1.00 per share and increasing by $.20 each year for five years. The Company retains the right to redeem the preferred stock at a price beginning at $1.15 per share and increasing by $.10 per share for five years. At the end of five years the lender has the right to require the Company to purchase all unconverted shares of preferred stock at a price of $2.00 per share. The sale of securities is exempt from registration as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The stock is classified as Redeemable Stock on the Company's financial statements. The Company records additions to redeemable stock based upon its redemption obligations.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - CAPITAL TRANSACTIONS (Continued)

         On December 29, 2000, the Company renegotiated two of its existing notes with General Electric Company aggregating $3,130,297 into a new promissory note with interest at 8.0% paid in 60 monthly installments of principal and interest with the first 59 payments at $0 and payment 60 at $4,663,659. As part of the renegotiation, the Company issued five-year warrants to purchase 778,655 shares of the Company's common stock at a price of $1.00 per share.

         Effective January 19, 2001, the Company settled five of its outstanding notes payable relating to the historical acquisition of DIS common stock from unrelated third parties. Warrants issued with the notes were exercised for 920,100 shares of the Company's common stock at $.25 per share, or $230,025. The remaining balance due of $567,569 is payable in four monthly installments beginning on January 19, 2001. As part of the settlement, the Company issued 50,000 warrants at $1.00 per share with the first installment; in the subsequent installments, 100,000 warrants at $1.00 per share will be issued in equal installments if and only if the Company elects not to pay the entire residual balance due before the next installment's due date. If the Company defaults on any of the subsequent installments, common stock will be issued for the penalty at a rate of 500,000 shares on the first installment default, 333,333 shares on the second installment default and 166,667 shares on the third installment default. As of March 19, 2001, the Company made three installments on time and issued 116,666 warrants at $1.00 per share.

         In January 2001, options for 72,784 shares of common stock were exercised for $.25 per share, or $18,196.

NOTE 8 - RELATED PARTY TRANSACTIONS

         The notes payable to related parties of $2,553,854 are due to an officer and employee of the Company. The notes bear interest at 6.58% annually and the outstanding principal is due June 2001. During each of the three months ended January 31, 2001 and 2000, interest expense was approximately $42,000.

         At October 31, 2000, the Company had total advances made to one officer of the Company of $400,000 due within one year. During the three months ended January 31, 2001, the Company advanced an additional $75,000 to this officer with the same terms. The advances bear interest at 6.5%.

         At January 31, 2001, the Company had total loans to another officer of the Company of $30,000 which was used to exercise stock options and has been classified as stock subscription receivable. The note bears interest at 7% and is due May 2002.

         At January 31, 2001, the Company had total loans to a former officer of the Company of $105,000 due within four years with interest at 6.5% of which $30,000 was used to purchase Company stock and classified as stock subscription receivable.

NOTE 9 - SUBSEQUENT EVENTS

         Effective March 1, 2001, the Company's DIS subsidiary sold its radiation therapy center located near Temecula, California to Summit Health Enterprises, LLC, an unaffiliated third party, for $4,000,000. The Company invested $100,000 in the new owner for which it received an 8.89% interest. The Company will recognize a gain on the sale of approximately $3,500,000. For the three months ended January 31, 2001, the center generated net revenue of approximately $475,000 and net income of approximately $190,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - SUBSEQUENT EVENTS (Continued)

         On March 14, 2001, the Company repurchased 18,000 face value subordinated bond debentures for $9,000 and will recognize a gain on early extinguishment of debt of $9,000 in the second quarter.

NOTE 10 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company had experienced a period of recurring losses from operations and has a deficiency in equity of $59,880,622 and a working capital deficiency of $33,945,460, which raise doubt about its ability to continue as a going concern. Over the past several years, management has been addressing these issues that have led to these deficiencies, and the results of management's plans and efforts have been positive as indicated by recent improvements in operating income as well as current and fiscal 2000 profitability. However, continued effort is planned in the future to allow the Company to continue to operate profitably. Such actions and plans include:

         o Increase revenue by selectively opening centers in areas currently not served by the Company as well as increasing its presence in areas where demand dictates multiple facilities. The Company has entered into a lease arrangement to open a center adjacent to its existing Tarzana facility which will provide MRI, CT and P.E.T. scan services.

         o Increase revenue by negotiating new and existing capitation and managed care contracts for additional services and more favorable terms. The Company entered into a new capitation contract effective March 1, 2001 for services to be provided primarily by its Riverside ["HCIC"] facility. In March 2001, HCIC's gross revenue increased approximately 140% from the average gross revenues generated in the first quarter of fiscal 2001. In January 2001, the Company successfully renegotiated an existing capitation contract for its Long Beach facilities increasing the contracted reimbursement approximately 26%.

         o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursement falls short of the Company's costs. In January 2001, the Company stopped providing services to one capitation contract which will improve profitability at the Company's Tower facilities.

         o Consolidate underperforming facilities to reduce operating cost duplication and improve operating income. In January 2001, the Company consolidated its Auburn facility with its Scripps site in Sacramento.

         o Continue to evaluate all facilities' operations and trim excess operating and general and administrative costs where it is feasible to do so.

         o Continue to selectively acquire new medical equipment and replace old or obsolete equipment in order to increase service volume and throughput at many facilities.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - GOING CONCERN (Continued)

         o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated continued success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. In the three months ended January 31, 2001, the Company renegotiated several notes and capital leases with GE and DVI Business Credit [See Note 7].

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

ITEM 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

BACKGROUND

Primedex Health Systems, Inc. ["PHS"] [formerly CCC Franchising Corp.] was incorporated on October 21, 1985.

In November of 1995, the Company formed Radnet Managed Imaging Services, Inc. ["RMIS"] which provides utilization review services. Effective January 1, 1999, RMIS's operations and services were consolidated with Radnet Management, Inc..

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

In subsequent purchases through March 20, 2001, the Company acquired an additional 3,472,137 shares of DIS stock from various related and unrelated parties for $4,181,841 in cash and notes payable increasing its total ownership to approximately 90%. The Statements of Operations and Cash Flows for the three months ended January 31, 2001 and 2000 reflect the operations and cash transactions of DIS.

In October 1998, the Company purchased from DVI Healthcare Operations, Inc. ["DVI"] all 4,482,000 shares of DIS outstanding preferred stock which carried a liquidation preference of $4,482,000, plus accrued and unpaid dividends of $725,900 by issuing a $5,207,900 note payable to DVI due October 31, 2000. In the transaction, the Company recorded financing costs of $5,207,900 which were charged to operations during the year ended October 31, 1998. Effective December 13, 2000, DVI agreed to convert the note payable into a new series of non-voting Company convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The preferred stock accrues dividends at the rate of 5% per annum.

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

DISCUSSION OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2001 VS. JANUARY 31, 2000

The following discussion relates to the continuing activities of Primedex Health Systems, Inc..

RESULTS OF OPERATIONS

The discussion of the results of continuing operations includes PHS, Radnet and DIS for the three months ended January 31, 2001 and 2000.

During the three months ended January 31, 2001 and 2000, the Company generated income from operations of approximately $4,210,000 and $2,620,000, respectively.

During the three months ended January 31, 2001 and 2000, the Company realized net revenues of approximately $24,100,000 and $20,000,000, respectively [net of elimination entries]. During the three months ended January 31, 2001 and 2000, Radnet realized net revenues of approximately $20,800,000 and $17,000,000, respectively, and DIS realized net revenues of approximately $3,300,000 and $3,000,000, respectively.

One of the primary reasons for the improvement in net revenue was due to the addition of five new sites in San Francisco, Emeryville, Tarzana, Chino and San Gabriel Valley which generated approximately $2,100,000 in net revenue for the three months ended January 31, 2001. The remaining improvement can be attributable to the upgrade or addition of medical equipment, the addition of new contracts, and the renegotiation of existing contracts improving reimbursement and net yields.

During the three months ended January 31, 2001 and 2000, the Company incurred operating expenses of approximately $19,900,000 and $17,365,000, respectively [net of elimination entries].

For the three months ended January 31, 2001 and 2000, Radnet's operating expenses were approximately $17,130,000 and $14,355,000, respectively, DIS's operating expenses were approximately $2,160,000 and $2,445,000, respectively, and PHS's operating expenses were approximately $610,000 and $565,000, respectively.

During the three months ended January 31, 2001, the Company's net revenues increased approximately 21% from the prior fiscal quarter and operating expenses increased approximately 15% for the same period. The five new facilities incurred operating expenses of approximately $1,385,000 for the three months ended January 31, 2001 which represented approximately 8% of the operating expense increase. The remaining increase was attributable to the full impact of the repair and maintenance contract agreement entered into on March 1, 2000, the related increase in maintenance costs when fees increased from 2.82% to 3.22% of net revenue effective November 1, 2000, the elimination of D&O policy insurance reimbursements received during fiscal 2000, and the addition of new equipment operating leases at several sites in late fiscal 2000.

During the three months ended January 31, 2001 and 2000, the Company's operating expenses consisted of approximately $9,900,000 and $8,331,000, respectively, for salaries and reading fees, approximately $1,730,000 and $1,439,000, respectively, for building and equipment rentals, approximately $5,240,000 and $4,615,000, respectively, in general and administrative expenditures, approximately $2,360,000 and $1,992,000, respectively, in depreciation and amortization, and approximately $670,000 and $988,000, respectively, for provisions for bad debt.

During the three months ended January 31, 2001 and 2000, net interest expense was approximately $3,340,000 and $2,960,000, respectively.

During the three months ended January 31, 2001 and 2000, the Company recognized other income [net of other expenses] of approximately $120,000 and $134,000, respectively. Other income consisted primarily of professional fee income, record copy income and building sublease income. Other expenses consisted primarily of modification fee amortization costs. During the three months ended January 31, 2001 and 2000, the Company realized net gains from the sale or disposal of equipment of approximately $320 and $140, respectively.

During the three months ended January 31, 2001 and 2000, the Company realized extraordinary gains of approximately $5,000 and $52,000, respectively. Extraordinary gains were generated from the repurchase of subordinated bond debentures and the settlement of limited partner notes at a discount.

During the three months ended January 31, 2001, the Company generated net income of approximately $923,000. During the three months ended January 31, 2000, the Company had net losses of approximately $198,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased for the three months ended January 31, 2001 by approximately $15,000. Cash increased for the three months ended January 31, 2000 by approximately $35,000.

Cash used for investing activities for the three months ended January 31, 2001 and 2000 was approximately $625,000 and $1,213,000, respectively. For the three months ended January 31, 2001 and 2000, the Company paid loan fees of approximately $5,000 and $50,000, respectively, purchased property and equipment for approximately $545,000 and $2,013,000, respectively, and loaned $75,000 and $100,000, respectively, to related parties. In addition, during the three months ended January 31, 2000, the Company received proceeds from the sale or trade-in of equipment for $950,000.

Cash used for financing activities for the three months ended January 31, 2001 and 2000 was approximately $967,000 and $1,058,000, respectively. During the three months ended January 31, 2001 and 2000, the Company made principal payments on capital leases and notes payable of approximately $3,155,000 and $3,507,000, respectively, and received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $1,682,000 and $2,961,000, respectively. During the three months ended January 31, 2001, the Company received proceeds from the sale of common stock of approximately $18,000 and increased its cash overdraft approximately $488,000. During the three months ended January 31, 2000, the Company decreased its cash overdraft by approximately $368,000, repurchased subordinated debentures for approximately $44,000, and distributed $100,000 to its joint venture partner.

At January 31, 2001, the Company had a working capital deficit of $33,945,460 as compared to a working capital deficit of $44,587,808 at October 31, 2000, a decreased deficit of $10,642,348. During the three months ended January 31, 2001, the Company successfully renegotiated a significant portion of its debt consolidating balances and extending terms and converted other debt into preferred stock [See Notes 7 and 10]. Included in current liabilities of the Company at January 31, 2001 and October 31, 2000 are approximately $24.6 million and $26.5 million, respectively, of revolving lines of credit liabilities.

The Company's future payments for debt and equipment under capital lease for the next five years, including lines of credit, will be approximately $49,240,000, $20,530,000, $19,185,000, $15,675,000 and $18,420,000, respectively. Interest expense, excluding interest expense on operating lines of credit, for the Company for the next five years, included in the above payments, will be approximately $7,565,000, $6,165,000, $4,660,000, $3,210,000 and $2,085,000,
respectively. Interest on subordinated bond debentures is excluded. The Company estimates interest on its bond debentures to be approximately $1,753,000 for fiscal 2001. In addition, the Company has noncancelable operating leases for the use of its facilities and certain medical equipment which will average approximately $4,400,000 in annual payments over the next five years.

The Company's working capital needs are currently provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $22,000,000 or the prior 120-days' cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $10,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At January 31, 2001, approximately $19,330,000 was outstanding under this line.

Under a second line of credit with DVI Business Credit, due October 31, 2000, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The line, originally due October 31, 2000, is currently on a month-to-month basis pending renegotiation. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal the bank's prime rate plus 1.0%. At January 31, 2001, approximately $5,290,000 was outstanding under this line.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Primedex Health Systems, Inc.
                                   ---------------------------------------------
                                   (Registrant)


March 20, 2001                     By: Howard G. Berger, M.D.
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer