Form 10-Q
period 2001-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 2001-06-14
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 30, 2001              Commission File Number 0-19019
                      --------------                                     -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          ----------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

           New York                                             13-3326724
           --------                                             ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

      1516 Cotner Avenue
    Los Angeles, California                                       90025
    -----------------------                                       -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

Registrant's telephone number, including area code:      (310) 478-7808
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

Number of shares outstanding of the issuer's common stock as of June 12, 2001 was 40,141,526 [excluding treasury shares].


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------
                                                        APRIL 30,     OCTOBER 31,
                                                          2001            2000
                                                     -------------   -------------
                                                      (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $     46,374    $     36,092
  Accounts receivable, net                             23,350,467      20,365,065
  Unbilled receivables and other receivables              756,563       1,688,543
  Due from related party                                  524,127         432,814
  Other                                                 1,186,099       1,075,384
                                                     -------------   -------------
           Total current assets                        25,863,630      23,597,898
                                                     -------------   -------------

PROPERTY AND EQUIPMENT, NET                            47,313,166      44,358,216
                                                     -------------   -------------

OTHER ASSETS:
  Accounts receivable, net                              2,759,087       2,109,657
  Due from related parties                                 82,110          96,750
  Goodwill, net                                        18,766,859      19,337,869
  Other                                                 1,023,774       1,124,705
                                                     -------------   -------------
           Total other assets                          22,631,830      22,668,981
                                                     -------------   -------------

                                                     $ 95,808,626    $ 90,625,095
                                                     =============   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash disbursements in transit                      $  3,051,222    $  2,032,182
  Accounts payable and accrued expenses                15,461,645      15,415,538
  Notes payable to related party                          104,992       2,553,854
  Current portion of notes and leases payable          36,494,636      48,184,132
                                                     -------------   -------------
           Total current liabilities                   55,112,495      68,185,706
                                                     -------------   -------------

LONG-TERM LIABILITIES:
  Subordinated debentures payable                      17,462,000      17,530,000
  Notes payable to related party                        1,224,431              --
  Notes and leases payable, net of current portion     69,406,588      65,041,680
  Accrued expenses                                        510,556         121,781
                                                     -------------   -------------
           Total long-term liabilities                 88,603,575      82,693,461
                                                     -------------   -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY              689,410         498,804
                                                     -------------   -------------

REDEEMABLE STOCK                                        6,048,393         160,000
                                                     -------------   -------------

STOCKHOLDERS' DEFICIT                                 (54,645,247)    (60,912,876)
                                                     -------------   -------------

                                                     $ 95,808,626    $ 90,625,095
                                                     =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------


                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   APRIL 30,                         APRIL 30,
                                       -------------------------------   -------------------------------
                                             2001            2000             2001            2000
                                       --------------   --------------   --------------   --------------
REVENUE
  Revenue                              $  66,223,147    $  57,080,230    $ 127,001,423    $ 107,659,037
  Less: Allowances                        40,119,124       35,179,103       76,787,390       65,774,168
                                       --------------   --------------   --------------   --------------

     Net revenue                          26,104,023       21,901,127       50,214,033       41,884,869
                                       --------------   --------------   --------------   --------------

OPERATING EXPENSES
  Operating expenses                      17,963,144       15,144,615       34,834,185       29,529,306
  Depreciation and amortization            2,427,578        2,043,055        4,785,667        4,035,349
  Provision for bad debts                    731,221        1,135,485        1,399,546        2,123,009
                                       --------------   --------------   --------------   --------------

     Total operating expenses             21,121,943       18,323,155       41,019,398       35,687,664
                                       --------------   --------------   --------------   --------------

     Income from operations                4,982,080        3,577,972        9,194,635        6,197,205
                                       --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
  Interest expense, net                   (3,211,865)      (3,060,857)      (6,549,423)      (6,020,916)
  Gain on sale of imaging centers
    and equipment                          3,528,448            4,847        3,528,768            4,987
  Other                                      (78,945)         241,737           41,027          375,833
                                       --------------   --------------   --------------   --------------
     Total other income (expense)            237,638       (2,814,273)      (2,979,628)      (5,640,096)
                                       --------------   --------------   --------------   --------------

INCOME BEFORE MINORITY
  INTEREST AND
  EXTRAORDINARY ITEM                       5,219,718          763,699        6,215,007          557,109
                                       --------------   --------------   --------------   --------------


MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                    (112,567)         (63,004)        (190,606)        (105,809)
                                       --------------   --------------   --------------   --------------

INCOME BEFORE
  EXTRAORDINARY ITEM                       5,107,151          700,695        6,024,401          451,300

EXTRAORDINARY ITEM-GAIN
  FROM EXTINGUISHMENT OF
  DEBT (NET OF INCOME TAXES OF $-0-)         107,771            3,337          113,103           55,107
                                       --------------   --------------   --------------   --------------


NET INCOME                             $   5,214,922    $     704,032    $   6,137,504    $     506,407
                                       ==============   ==============   ==============   ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------------------------------


                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 APRIL 30,                         APRIL 30,
                                     -------------------------------   -------------------------------
                                          2001             2000            2001             2000
                                     --------------   --------------   --------------   --------------
BASIC EARNINGS PER SHARE:
  Income before extraordinary gain             .12              .02              .15              .01
  Extraordinary gain                           .00              .00              .00              .00
                                     --------------   --------------   --------------   --------------

BASIC NET INCOME
  PER SHARE:                         $         .12    $         .02    $         .15    $         .01
                                     ==============   ==============   ==============   ==============


DILUTED EARNINGS PER SHARE:
  Income before extraordinary gain             .11              .02              .14              .01
  Extraordinary gain                           .00              .00              .00              .00
                                     --------------   --------------   --------------   --------------

DILUTED NET INCOME
  PER SHARE:                         $         .11    $         .02    $         .14    $         .01
                                     ==============   ==============   ==============   ==============


WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                                  40,133,139       38,932,760       39,691,146       38,932,760
                                     ==============   ==============   ==============   ==============

  DILUTED                                46,132,870       39,625,096       43,169,565       38,932,760
                                     ==============   ==============   ==============   ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS



PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------
                                 Common Stock
                           $.01 par value 100,000,000
                                shares authorized                 Treasury Stock, at cost     Stock        Total
                               --------------------   Paid-in     -----------------------  Accumulated  Subscription  Stockholders'
                                 Shares    Amount      Capital      Shares      Amount       Deficit     Receivable     Deficit
                               ----------  --------  -----------  -----------  ---------- --------------  ---------   -------------
BALANCE - OCTOBER 31, 2000     40,957,760  $409,577  $99,364,645  (1,825,000)  $(694,947) $(159,932,151)  $(60,000)   $(60,912,876)

 Issuance of Common Stock       1,008,766    10,088      242,104           -          -               -          -         252,192

 Issuance of Warrants                   -         -      224,306           -          -               -          -         224,306

 Redeemable Stock                       -         -     (346,373)          -          -               -          -        (346,373)

 Net income                             -         -            -           -          -       6,137,504          -       6,137,504
                               ----------  --------  -----------  -----------  ---------- --------------  ---------   -------------
BALANCE - APRIL 30, 2001
  (UNAUDITED)                  41,966,526  $419,665  $99,484,682  (1,825,000)  $(694,947) $(153,794,647)  $(60,000)   $(54,645,247)
                               ==========  ========  ===========  ===========  ========== ==============  =========   =============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                         SIX MONTHS ENDED
                                                                            APRIL 30,
                                                                    ---------------------------
                                                                       2001            2000
                                                                    ------------   ------------
NET CASH FROM OPERATING ACTIVITIES                                  $ 5,756,208    $ 3,487,917
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of subsidiary's common stock                              (29,750)            --
  Purchase of property and equipment                                 (1,810,630)    (2,547,547)
  Proceeds from sale of imaging centers and equipment                 4,000,000        950,000
  Investment in center                                                 (100,000)            --
  Loans to related parties                                              (75,000)      (100,000)
                                                                    ------------   ------------

                 Net cash provided (used) by investing activities     1,984,620     (1,697,547)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                                       1,019,040        444,855
  Principal payments on notes and leases payable                     (9,019,203)    (8,564,783)
  Proceeds from short-term and long-term borrowings                     293,948      6,563,854
  Proceeds from sale of common stock                                     22,169             --
  Purchase of subordinated debentures                                   (36,500)       (43,680)
  Loan fees                                                             (10,000)       (50,000)
  Joint venture distribution                                                 --       (100,000)
                                                                    ------------   ------------


                 Net cash used by financing activities               (7,730,546)    (1,749,754)
                                                                    ------------   ------------

NET INCREASE IN CASH                                                     10,282         40,616
CASH, beginning of period                                                36,092          2,638
                                                                    ------------   ------------

CASH, end of period                                                 $    46,374    $    43,254
                                                                    ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                                  $ 6,083,681    $ 6,176,993
                                                                    ------------   ------------
          Income taxes                                              $        --    $        --
                                                                    ------------   ------------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED APRIL 30, 2001 AND 2000
--------------------------------------------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $5,625,000 and $2,200,000 for the six months ended April 30, 2001 and 2000, respectively.

     Effective March 1, 2001, the Company's DIS subsidiary sold its Valley Regional Oncology Center ["VROC"] for $4,000,000 cash and recognized a gain on the sale of approximately $3,525,000. As part of the sale, the Company wrote-off approximately $405,000 in net property and equipment and approximately $75,000 in net other current assets.

     Effective January 19, 2001, the Company settled five of its outstanding notes payable related to the historical acquisition of DIS common stock from unrelated third parties. The debt was reduced by warrants issued with the notes payable that were exercised for 920,100 shares of the Company's common stock at $.25 per share, or $230,025.

     On December 29, 2000, the Company renegotiated two of its existing notes payable with General Electric Company ["GE"] aggregating $3,130,297 into a new promissory note with interest at 8.0% payable along with unpaid interest on December 29, 2005 for $4,663,659. As part of the transaction, the Company issued five-year warrants to purchase 778,655 shares of the Company's common stock at a price of $1.00 per share. The Company allocated approximately $225,000 of the renegotiated notes to the warrants which represented the approximate interest discount GE gave the Company in consideration for the warrants when the rate was compared to other recent financing.

     Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,018 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The stock is classified as Redeemable Stock on the Company's financial statements. The Company records additions to redeemable stock based upon its right to redeem the preferred stock at a price beginning at $1.15 per share and increasing by $.10 per year for five years. As of April 30, 2001, the Company recorded approximately $346,000 in additions to redeemable stock with a corresponding charge to additional paid-in capital.




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENATATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 2001 and 2000 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

NOTE 2 - NATURE OF BUSINESS

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services in the state of California.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Primedex Health Systems, Inc., Radnet Management, Inc. ["Radnet"] and Diagnostic Imaging Services, Inc. ["DIS"] (collectively referred to as "the Company"). Radnet is combined with Beverly Radiology Medical Group III ["BRMG"] and consolidated with Radnet Sub, Inc. ["Tower"], Tower Imaging Heartcheck, Radnet Managed Imaging Services, Inc. ["RMIS"], SoCal MR Site Management, Inc., Radnet Management I, Inc. and Westchester Imaging Group (a joint venture). Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations.

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

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES

     In December 2000, the Company entered into a new lease arrangement for 2,400 square feet of additional space in Tarzana, California to open an imaging center offering MRI, CT and P.E.T. scan services. The annual rent expenditure will be approximately $66,000 with the lease term expiring in December 2007. The center is expected to open in September 2001.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES (Continued)

     In January 2001, the Company consolidated its two facilities in Sacramento, California ["DRI"] into one site at the Scripps location. The closed site's building lease was a month-to-month agreement.

     Effective March 1, 2001, the Company's DIS subsidiary sold its Valley Regional Oncology Center ["VROC"] to Summit Health Enterprises, LLC, an unaffiliated third party, for $4,000,000 cash and recognized a gain on the sale of approximately $3,525,000. As part of the sale, the Company wrote-off approximately $405,000 in net property and equipment and approximately $75,000 in other net current assets. In addition, the Company invested an additional $100,000 in the center for which it received an 8.89% interest. For the four months ended February 28, 2001, the center generated net revenue of approximately $570,000 and net income of approximately $190,000.

     Effective March 20, 2001, the Company entered into a new lease arrangement for 5,787 square feet of property in Burbank to open a new center providing multiple services including MRI, CT, ultrasound, mammography and x-ray set to tentatively open in September 2001. The beginning rental is $14,468 per month.

     During the six months ended April 30, 2001, the Company purchased 59,000 additional shares of DIS common stock for $29,750 increasing its ownership to 10,237,444 shares, or approximately 91% [excluding treasury shares].

NOTE 5 - INTANGIBLE ASSETS

     Intangible Assets consist of goodwill recorded at cost of $24,279,769, less accumulated amortization of $5,512,910 as of April 30, 2001. Amortization expense of approximately $600,000 and $360,000 was recognized for the six months ended April 30, 2001 and 2000, respectively. The increase in amortization expense is attributable to the acquisitions of Chino, San Gabriel Valley, Tarzana, San Francisco and Emeryville in the third and fourth quarters of fiscal 2000.

     During the six months ended April 30, 2001, the Company recorded goodwill in connection with the acquisition of additional shares of DIS stock of approximately $29,750.

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

     Amortization expense of the offering costs for the six months ended April 30, 2001 and 2000 was approximately $84,000 and $115,000, respectively. Interest expense for the six months ended April 30, 2001 and 2000 was approximately $875,000 and $1,000,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - CAPITAL TRANSACTIONS

     During the six months ended April 30, 2001 and 2000, the Company repurchased debentures with face amounts of $68,000 and $84,000 for $36,500 and $43,680 resulting in gains on early extinguishments of $31,500 and $40,320, respectively. In connection with these transactions, $1,655 and $2,955 of net offering costs were written-off during the six months ended April 30, 2001 and 2000, respectively.

      Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,018 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The preferred stock is convertible into the Company's common stock on a share per share basis and accrues cumulative dividends at the rate of five percent per annum. Each converted share of common stock receives a five year warrant to purchase an additional share of the Company's common stock with exercise prices depending on the year of exercise beginning at $1.00 per share and increasing by $.20 each year for five years. The Company retains the right to redeem the preferred stock at a price beginning at $1.15 per share and increasing by $.10 per share for five years. At the end of five years, the lender has the right to require the Company to purchase all unconverted shares of preferred stock at a price of $2.00 per share. The sale of securities is exempt from registration as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The stock is classified as Redeemable Stock on the Company's financial statements. The Company records additions to redeemable stock based upon its redemption obligations. As of April 30, 2001, the Company recorded additions of approximately $346,000 to redeemable stock.

     On December 29, 2000, the Company renegotiated two of its existing notes with General Electric Company aggregating $3,130,297 into a new promissory note with interest at 8.0% payable along with unpaid interest on December 29, 2005 for $4,663,659. As part of the renegotiation, the Company issued five-year warrants to purchase 778,655 shares of the Company's common stock at a price of $1.00 per share. The Company allocated approximately $225,000 of the renegotiated notes to the warrants which represented the approximate interest discount GE gave the Company in consideration for the warrants when the rate was compared to other recent financing.

     Effective January 19, 2001, the Company settled five of its outstanding notes payable relating to the historical acquisition of DIS common stock from unrelated third parties. Warrants issued with the notes were exercised for 920,100 shares of the Company's common stock at $.25 per share, or $230,025. The remaining balance due of $567,569 was payable in four monthly installments with the final payment made on April 19, 2001. As part of the settlement, the Company issued a total of 150,000 warrants at $1.00 per share.

     During the six months ended April 30, 2001, the Company issued a total of 200,000 warrants at a price of $.40 per share to two employees, 1,000,000 warrants at a price of $.43 per share to one employee and 50,000 warrants at a price of $.60 per share to an unrelated third party. In addition, 2,913,550 of warrants with an officer of the Company were canceled at $.60 per share.

     In January 2001, options for 72,784 shares of common stock were exercised for $.25 per share, or $18,196. In March 2001, options for 15,882 shares of common stock were exercised for $.25 per share, or $3,970.50.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - RELATED PARTY TRANSACTIONS

     The notes payable related parties of $1,329,423 are due to an officer and an employee of the Company. The notes bear interest at 6.58% annually and are due on various dates beginning in June 2001. During the six months ended April 30, 2001, the officer's note was renegotiated and one-half of the note payable was transferred to an unaffiliated third party and reclassified as Notes and Leases Payable. As part of the renegotiation, the due date of the remaining officer note payable [$1,224,431 plus accrued interest at 6.58%] was extended until June 30, 2003. During the six months ended April 30, 2001 and 2000, interest expense was approximately $44,000 and $85,000, respectively.

     At October 31, 2000, the Company had total advances made to one officer of the Company of $400,000 due within one year. During the six months ended April 30, 2001, the Company advanced an additional $75,000 to this officer with the same terms. The advances bear interest at 6.5%.

     At October 31, 2000, the Company had total loans to another officer of the Company of $30,000 due on or before May 3, 2002 with interest at 7.0% per annum. This amount was used to purchase Company stock and is classified as stock subscription receivable.

     At October 31, 2000, the Company had total loans to a former officer of the Company of $105,000 due within four years with interest at 6.5% of which $30,000 was used to purchase Company stock and classified as stock subscription receivable. Effective February 2001, for additional services above and beyond the consulting arrangement, the former officer is being paid approximately $3,900 per month until October 2001, or $35,000. The payments offset his outstanding loan balance each period.

NOTE 9 - SUBSEQUENT EVENTS

     Effective May 1, 2001, the Company acquired the assets and business of Modesto Imaging Center for $7.5 million plus the assumption of equipment lease obligations aggregating approximately $570,000. The transaction was financed by DVI. Modesto Imaging Center, located in Modesto, California, has been in operation for approximately 10 years and offers a full range of medical imaging procedures.

     Effective June 1, 2001, the Company acquired the majority of the equipment of two imaging centers located in Palm Springs and Palm Desert, California. The facilities were acquired in connection with the Company's entry into a three year capitation agreement with a medical group providing managed care services to approximately 128,000 individuals. The imaging center offices were acquired in exchange for the assumption of certain liabilities of approximately $550,000.

NOTE 10 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a deficiency in equity of $54,645,247 and a working capital deficiency of $29,248,865, which raise substantial doubt about its ability to continue as a going concern. Over the past several years, management has been addressing the issues that have lead to these deficiencies. Results of management's plans and efforts have been positive, as indicated by the recent improvement in operating income and working capital; however, continued effort is planned in the future. Such actions and plans include:

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - GOING CONCERN (Continued)

         Attempt to increase revenue by selectively opening imaging centers in areas currently not served by the Company. In May 2001, the Company acquired the assets and business of Modesto Imaging Center which has been in operation for approximately ten years and offers a full range of medical imaging procedures which in the prior year had collected revenues of approximately $11 million dollars. In June 2001, the Company acquired the majority of the equipment of two imaging centers located in Palm Springs and Palm Desert, California in connection with its entry into a new three-year capitation arrangement with one of the largest medical groups providing medical services in that area.

         Attempt to increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. The Company entered into a new capitation contract effective March 1, 2001 for services to be provided primarily by its Riverside ["HCIC"] facility. In March and April 2001, HCIC's net revenue increased approximately 126% from the average net revenues generated in the first four months of fiscal 2001. In January 2001, the Company successfully renegotiated an existing capitation contract for its Long Beach facility increasing the contracted reimbursement approximately 26%.

         Attempt to increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements falls short of the Company's costs. In January 2001, the Company stopped providing services to one capitation contract which will improve profitability at the Company's Tower facilities.

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

         Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated past success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. In the six months ended April 30, 2001, the Company renegotiated several notes and capital leases with GE and DVI Business Credit [See Note 7].

         Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount.

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

In subsequent purchases through June 12, 2001, the Company acquired an additional 3,531,137 shares of DIS stock from various related and unrelated parties for $4,211,591 in cash and notes payable increasing its total ownership to approximately 91%. The Statements of Operations and Cash Flows for the six months ended April 30, 2001 and 2000 reflect the operations and cash transactions of DIS.

In October 1998, the Company purchased from DVI Healthcare Operations, Inc. ["DVI"] all 4,482,000 shares of DIS outstanding preferred stock which carried a liquidation preference of $4,482,000, plus accrued and unpaid dividends of $725,900 by issuing a $5,207,900 note payable to DVI due October 31, 2000. In the transaction, the Company recorded financing costs of $5,207,900 which were charged to operations during the year ended October 31, 1998. Effective December 13, 2000, DVI agreed to convert the notes payable into a new series of non-voting Company convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The preferred stock accrues dividends at the rate of 5% per annum.

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

BASIS OF PRESENTATION

The financial information including in this Form 10-Q has been prepared without audit. In the opinion of management, financial information includes all adjustments and disclosures necessary for a fair presentation in accordance with generally accepted accounting principles.

DISCUSSION OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2001 VS. APRIL 30, 2000

The following discussion relates to the continuing activities of Primedex Health Systems, Inc..

RESULTS OF OPERATIONS

The discussion of the results of continuing operations includes PHS, Radnet and DIS for the six months ended April 30, 2001 and 2000.

During the six months ended April 30, 2001 and 2000, the Company generated income from operations of approximately $9,195,000 and $6,200,000, respectively.

During the six months ended April 30, 2001 and 2000, the Company realized net revenues of approximately $50,215,000 and $41,885,000, respectively [net of elimination entries]. During the six months ended April 30, 2001 and 2000, Radnet realized net revenues of approximately $43,280,000 and $35,635,000, respectively, and DIS realized net revenues of approximately $6,935,000 and $6,250,000, respectively.

One of the primary reasons for the improvement in net revenue was due to the addition of five new sites in San Francisco, Emeryville, Tarzana, Chino and San Gabriel Valley in the third and fourth quarters of fiscal 2000 which generated approximately $4,700,000 in net revenue for the six months ended April 30, 2001. In addition, effective March 1, 2001, the Company signed a new contract with Riverside Physician's Network primarily benefiting the Riverside facility ["HCIC"] increasing the center's net revenue approximately 126%. The remaining net revenue improvement can be attributable to the upgrade or addition of medical equipment, the addition of other new contracts and the renegotiation of existing contracts improving reimbursement and net yields.

During the six months ended April 30, 2001 and 2000, the Company incurred operating expenses of approximately $41,020,000 and $35,685,000, respectively [net of elimination entries].

For the six months ended April 30, 2001 and 2000, Radnet's operating expenses were approximately $34,835,000 and $29,730,000, respectively, DIS's operating expenses were approximately $4,995,000 and $4,800,000, respectively and PHS's operating expenses were approximately $1,190,000 and $1,155,000, respectively.

During the six months ended April 30, 2001, the Company's net revenues increased approximately 20% from the prior six month period and operating expenses increased approximately 15% for the same period. The five new facilities incurred operating expenses of approximately $2,900,000 for the six months ended April 30, 2001 which represented approximately 54% of the operating expense increase. The remaining increase was attributable to the full impact of the repair and maintenance contract agreement entered into on March 1, 2000, the related increase in maintenance costs when fees increased from 2.82% to 3.22% of net revenue effective November 1, 2000, the improvement in net revenues upon which the related fees are based, the reduction in D&O policy insurance reimbursements received during fiscal 2000, the increase in legal fees [which averaged approximately $45,000 per month during the six months ended April 30, 2001], the increase in variable expenses including, but not limited to, medical supplies and the addition of new operating leases at several sites in late fiscal 2000.

During the six months ended April 30, 2001 and 2000, the Company's operating expenses consisted of approximately $19,915,000 and $16,950,000, respectively, for salaries and reading fees, approximately $3,400,000 and $3,005,000, respectively, for building and equipment rentals, approximately $11,520,000 and $9,570,000, respectively, in general and administrative expenditures, approximately $4,785,000 and $4,035,000, respectively, in depreciation and amortization and approximately $1,400,000 and $2,125,000, respectively, for provisions for bad debt.

During the six months ended April 30, 2001 and 2000, net interest expense was approximately $6,550,000 and $6,020,000, respectively.

During the six months ended April 30, 2001 and 2000, the Company recognized other income [net of other expenses] of approximately $41,000 and $375,000, respectively. Other income consisted primarily of professional fee income, record copy income and building sublease income. Other expenses consisted primarily of modification fee amortization costs and a one-time settlement of $225,000 for a pre-fiscal 2001 obligation.

During the six months ended April 30, 2001 and 2000, the Company realized net gains from the sale or disposal of centers and equipment of approximately $3,530,000 and $5,000, respectively. Effective March 1, 2001, the Company's DIS subsidiary sold its Valley Regional Oncology Center ["VROC"] located near Temecula, California for $4,000,000 and recognized a gain on the sale of approximately $3,525,000.

During the six months ended April 30, 2001 and 2000, the Company realized extraordinary gains of approximately $115,000 and $55,000, respectively, for the repurchase of subordinated bond debentures, the settlement of limited partner notes at a discount and the write-off of limited partner notes past statute.

During the six months ended April 30, 2001 and 2000, the Company recognized net income of approximately $6,135,000 and $505,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the six months ended April 30, 2001 and 2000 by approximately $10,000 and $40,000, respectively.

Cash provided by investing activities for the six months ended April 30, 2001 was approximately $1,985,000. Cash used for investing activities for the six months ended April 30, 2000 was approximately $1,700,000. For the six months ended April 30, 2001 and 2000, the Company purchased property and equipment for approximately $1,810,000 and $2,550,000, respectively, received proceeds from the sale of centers or trade-in of equipment for $4,000,000 and $950,000, respectively, and loaned $75,000 and $100,000, respectively, to related parties. In addition, during the six months ended April 30, 2001, the Company invested $100,000 in VROC and purchased 59,000 shares of DIS common stock for approximately $30,000.

Cash used for financing activities for the six months ended April 30, 2001 and 2000 was approximately $7,730,000 and $1,750,000, respectively. During the six months ended April 30, 2001 and 2000, the Company made principal payments on capital leases and notes payable of approximately $9,020,000 and $8,565,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $295,000 and $6,565,000, respectively, increased its cash overdraft by approximately $1,020,000 and $445,000, respectively, paid loan fees of $10,000 and $50,000, respectively, and repurchased subordinated debentures for approximately $37,000 and $45,000, respectively. In addition, during the six months ended April 30, 2001, the Company received proceeds from the sale of common stock of approximately $22,000, and during the six months ended April 30, 2000, the Company paid $100,000 to its joint venture partner.

At April 30, 2001, the Company had a working capital deficit of $29,248,865 as compared to a working capital deficit of $44,587,808 at October 31, 2000, a decreased deficit of $15,338,943. During the six months ended April 30, 2001, the Company sold VROC for $4,000,000, successfully renegotiated a significant portion of its debt consolidating balances and extending terms, and converted other debt into preferred stock [See Notes 7 and 10]. Included in current liabilities of the Company at April 30, 2001 and October 31, 2000 are approximately $21.0 million and $26.5 million, respectively, of revolving lines of credit liabilities.

The Company's future payments for debt and equipment under capital lease for the next five years, excluding lines of credit, will be approximately $44,500,000, $22,645,000, $21,255,000, $15,240,000 and $18,390,000, respectively. Interest expense, excluding interest expense on operating lines of credit, for the Company for the next five years, included in the above payments, will be approximately $7,890,000, $6,370,000, $4,675,000, $3,190,000 and $1,890,000,
respectively. Interest on subordinated bond debentures is excluded. The Company estimates interest on its bond debentures to be approximately $1,750,000 for fiscal 2001. In addition, the Company has noncancelable operating leases for the use of its facilities and certain medical equipment which will average approximately $5,000,000 in annual payments over the next five years.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems until October 2003 for the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. The service fee ranges from 2.82% to 3.67% of net revenue [less provisions for bad debt] and the aggregate minimum net revenue ranges from $85,000,000 to $95,000,000 during the term of the agreement. For the six months ended April 30, 2001, the monthly service fees were 3.22% of net revenues.

The Company's working capital needs are currently provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $22,000,000 or the prior 120-days' cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $10,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At April 30, 2001, approximately $18,490,000 was outstanding under this line.

Under a second line of credit with DVI Business Credit, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The line, originally due October 31, 2000, is currently on a month-to-month basis pending renegotiation. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At April 30, 2001, approximately $2,525,000 was outstanding under this line.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Not applicable.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SIGNATURE
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Primedex Health Systems, Inc.
                                       -----------------------------------------
                                       (Registrant)


June 14,  2001                     By: Howard G. Berger, M.D.
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer