Form 10-Q
period 2001-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2001-09-19
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended July 31, 2001               Commission File Number 0-19019
                      -------------                                      -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          ----------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

New York                                                     13-3326724
--------                                                     ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

              1516 Cotner Avenue
              Los Angeles, California                              90025
              -----------------------                              -----
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

Registrant's telephone number, including area code:      (310) 478-7808
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

                                    Yes    [X]        No  [ ]

Number of shares outstanding of the issuer's common stock as of September 5, 2001 was 40,180,258 [excluding treasury shares].


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
----------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------

                                                                JULY 31,          OCTOBER 31,
                                                                  2001               2000
                                                             --------------      --------------
                                                              (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $      25,000       $      36,000
  Accounts receivable, net                                      26,905,000          20,365,000
  Unbilled receivables and other receivables                       668,000           1,689,000
  Due from related party                                           563,000             433,000
  Other                                                          1,454,000           1,075,000
                                                             --------------      --------------
           Total current assets                                 29,615,000          23,598,000
                                                             --------------      --------------

PROPERTY AND EQUIPMENT, NET                                     52,425,000          44,358,000
                                                             --------------      --------------

OTHER ASSETS:
  Accounts receivable, net                                       2,981,000           2,110,000
  Due from related parties                                          72,000              96,000
  Goodwill, net                                                 24,440,000          19,339,000
  Other                                                          1,016,000           1,124,000
                                                             --------------      --------------
           Total other assets                                   28,509,000          22,669,000
                                                             --------------      --------------

                                                             $ 110,549,000       $  90,625,000
                                                             ==============      ==============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash disbursements in transit                              $   3,288,000       $   2,032,000
  Accounts payable and accrued expenses                         18,308,000          15,416,000
  Notes payable to related party                                   105,000           2,554,000
  Current portion of notes and leases payable                   38,182,000          48,184,000
                                                             --------------      --------------
           Total current liabilities                            59,883,000          68,186,000
                                                             --------------      --------------

LONG-TERM LIABILITIES:
  Subordinated debentures payable                               17,462,000          17,530,000
  Notes payable to related party                                 1,224,000                  --
  Notes and leases payable, net of current portion              75,590,000          65,041,000
  Accrued expenses                                               1,715,000             122,000
                                                             --------------      --------------
           Total long-term liabilities                          95,991,000          82,693,000
                                                             --------------      --------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                     1,191,000             499,000
                                                             --------------      --------------

REDEEMABLE STOCK                                                 6,256,000             160,000
                                                             --------------      --------------

STOCKHOLDERS' DEFICIT                                          (52,772,000)        (60,913,000)
                                                             --------------      --------------

                                                             $ 110,549,000       $  90,625,000
                                                             ==============      ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------


                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       JULY 31,                               JULY 31,
                                                       --------                               --------
                                               2001                2000               2001                2000
                                          --------------      --------------      --------------      --------------
REVENUE
  Revenue                                 $  75,798,000       $  59,188,000       $ 202,799,000       $ 166,847,000
  Less: Allowances                           46,334,000          35,774,000         123,121,000         101,548,000
                                          --------------      --------------      --------------      --------------

     Net revenue                             29,464,000          23,414,000          79,678,000          65,299,000
                                          --------------      --------------      --------------      --------------

OPERATING EXPENSES
  Operating expenses                         20,521,000          15,825,000          55,356,000          45,354,000
  Depreciation and amortization               2,755,000           2,200,000           7,540,000           6,236,000
  Provision for bad debts                       845,000           1,155,000           2,244,000           3,278,000
                                          --------------      --------------      --------------      --------------

     Total operating expenses                24,121,000          19,180,000          65,140,000          54,868,000
                                          --------------      --------------      --------------      --------------

     Income from operations                   5,343,000           4,234,000          14,538,000          10,431,000
                                          --------------      --------------      --------------      --------------

OTHER INCOME (EXPENSE)
  Interest expense, net                      (3,332,000)         (3,192,000)         (9,882,000)         (9,212,000)
  Gain (loss) on sale of imaging
    centers and equipment                         9,000             (17,000)          3,538,000             (12,000)
  Other income, net                             163,000              96,000             204,000             472,000
                                          --------------      --------------      --------------      --------------

     Total other expense                     (3,160,000)         (3,113,000)         (6,140,000)         (8,752,000)
                                          --------------      --------------      --------------      --------------

INCOME BEFORE MINORITY
  INTEREST AND
  EXTRAORDINARY ITEM                          2,183,000           1,121,000           8,398,000           1,679,000
                                          --------------      --------------      --------------      --------------

MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                       (102,000)            (61,000)           (292,000)           (167,000)
                                          --------------      --------------      --------------      --------------

INCOME BEFORE
  EXTRAORDINARY ITEM                          2,081,000           1,060,000           8,106,000           1,512,000

EXTRAORDINARY ITEM-GAIN
  FROM EXTINGUISHMENT OF
  DEBT (NET OF INCOME TAXES OF $-0-)                 --              74,000             113,000             129,000
                                          --------------      --------------      --------------      --------------

NET INCOME                                $   2,081,000       $   1,134,000       $   8,219,000       $   1,641,000
                                          ==============      ==============      ==============      ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------


                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    JULY 31,                         JULY 31,
                                                    --------                         --------
                                             2001              2000            2001             2000
                                            -----              ----           -----             ----
BASIC EARNINGS PER SHARE:
  Income before extraordinary gain                .05              .03              .19              .04
  Extraordinary gain                              .00              .00              .00              .00
                                         ------------    -------------    -------------    -------------
BASIC NET INCOME
  PER SHARE:                             $        .05    $         .03    $         .19    $         .04
                                         ============    =============    =============    =============

DILUTED EARNINGS PER SHARE:
  Income before extraordinary gain                .04              .03              .18              .04
  Extraordinary gain                              .00              .00              .00              .00
                                         ------------    -------------    -------------    -------------

DILUTED NET INCOME
  PER SHARE:                             $        .04    $         .03    $         .18    $         .04
                                         ============    =============    =============    =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                                    40,147,000       38,970,000       39,845,000       38,945,000
                                         ============    =============    =============    =============

  DILUTED                                  47,593,000       40,194,000       44,639,000       39,658,000
                                         ============    =============    =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------


                               Common Stock $.01
                               par value 100,000,000
                               shares authorized                 Treasury Stock, at cost     Stock         Total
                              ----------------------   Paid-in   -----------------------   Accumulated   Subscription  Stockholders'
                                Shares      Amount     Capital     Shares      Amount        Deficit      Receivable      Deficit
                             ----------- ---------- ------------ ----------- ----------  --------------  ----------- -------------
BALANCE - OCTOBER 31, 2000   40,957,760  $ 410,000  $99,365,000  (1,825,000) $(695,000)  $(159,933,000)  $  (60,000) $(60,913,000)

 Issuance of Common Stock     1,047,498     10,000      242,000           -          -               -            -       252,000

 Issuance of Warrants                 -          -      224,000           -          -               -            -       224,000

 Redeemable Preferred Stock           -          -     (554,000)          -          -               -            -      (554,000)

 Net income                           -          -            -           -          -       8,219,000            -     8,219,000
                             ----------- ---------- ------------ ----------- ----------  --------------  ----------- -------------
BALANCE - JULY 31, 2001
  (UNAUDITED)                42,005,258  $ 420,000  $99,277,000  (1,825,000) $(695,000)  $(151,714,000)  $  (60,000) $(52,772,000)
                             =========== ========== ============ =========== ==========  ==============  =========== =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
-------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------

                                                                     NINE MONTHS ENDED
                                                                         JULY 31,
                                                                         --------
                                                                     2001           2000
                                                                -------------  -------------
NET CASH FROM OPERATING ACTIVITIES                              $  8,980,000   $  5,484,000
                                                                -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in imaging centers and subsidiary's common stock      (160,000)            --
  Purchase of property and equipment                              (3,867,000)    (3,382,000)
  Proceeds from sale of imaging centers and equipment              4,000,000        980,000
  Loans to related parties                                          (105,000)      (105,000)
                                                                -------------  -------------

                 Net cash used by investing activities              (132,000)    (2,507,000)
                                                                -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                                    1,256,000       (521,000)
  Principal payments on notes and leases payable                 (12,836,000)    (8,584,000)
  Proceeds from short-term and long-term borrowings                2,351,000      6,402,000
  Proceeds from issuance of common stock                              22,000             --
  Purchase of subordinated debentures                                (37,000)      (122,000)
  Loan fees                                                          (15,000)       (50,000)
  Joint venture proceeds                                             400,000             --
  Joint venture distribution                                              --       (100,000)
                                                                -------------  -------------

                 Net cash used by financing activities            (8,859,000)    (2,975,000)
                                                                -------------  -------------

NET (DECREASE) INCREASE IN CASH                                      (11,000)         2,000
CASH, beginning of period                                             36,000          3,000
                                                                -------------  -------------

CASH, end of period                                             $     25,000   $      5,000
                                                                ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                              $  9,284,000   $  8,946,000
                                                                -------------  -------------
          Income taxes                                          $         --   $         --
                                                                -------------  -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
NINE MONTHS ENDED JULY 31, 2001 AND 2000
--------------------------------------------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for $7,870,000 and $3,150,000 for the nine months ended July 31, 2001 and 2000, respectively.

     Effective May 10, 2001, the Company acquired the assets and business of Modesto Imaging Center. As part of the transaction, the Company recorded net property and equipment of $1,868,000, notes payable of $6,886,000, other liabilities of $1,032,000 and goodwill of $6,050,000.

     Effective June 1, 2001, the Company acquired a portion of the equipment of two imaging centers located in Palm Springs and Palm Desert, California. As part of the transaction, the Company recorded net property and equipment of $377,000, notes payable of $342,000 and other liabilities of $35,000.

     Effective March 1, 2001, the Company's DIS subsidiary sold its Valley Regional Oncology Center ["VROC"] and recognized a gain on the sale of $3,525,000. As part of the sale, the Company wrote-off $405,000 in net property and equipment and $75,000 in net other current assets.

     Effective January 19, 2001, the Company settled five of its outstanding notes payable related to the historical acquisition of DIS common stock from unrelated third parties. The debt was reduced by warrants issued with the notes payable that were exercised for 920,000 shares of the Company's common stock at $.25 per share, or $230,000.

     On December 29, 2000, the Company renegotiated two of its existing notes payable with General Electric Company ["GE"] aggregating $3,130,000 into a new promissory note with interest at 8.0% payable along with unpaid interest on December 29, 2005 for $4,664,000. As part of the transaction, the Company issued five-year warrants to purchase 779,000 shares of the Company's common stock at a price of $1.00 per share. The Company allocated $225,000 of the renegotiated notes to the warrants which represented the approximate interest discount GE gave the Company in consideration for the warrants when the rate was compared to other recent financing.

     Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The Company records additions to redeemable stock based upon its right to redeem the preferred stock at a price beginning at $1.15 per share and increasing by $.10 per year for five years. As of July 31, 2001, the Company recorded $554,000 in additions to redeemable stock with a corresponding charge to additional paid-in capital.

     During the nine months ended July 31, 2000, the Company acquired three hospital-based MRI centers, previously sold to Diagnostic Health Services, Inc. ["DHS"] in 1997, for approximately $14.2 million in notes payable. As part of the transaction, the Company recorded net accounts receivable of $917,000, net property and equipment of $3,380,000 and goodwill of $8,240,000. In addition, the Company wrote-off deferred revenue related to covenants not-to-compete with DHS of $1,350,000 and other liabilities of $305,000.

     During the nine months ended July 31, 2000, an officer of the Company exercised his stock options to acquire 200,000 shares of the Company's common stock at $.15 per share, or $30,000. The entire amount was borrowed from the Company, bears interest at 7%, and is due on or before May 3, 2002.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENATATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 2001 and 2000 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

     The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     o        Radnet Management, Inc. ["Radnet"]
              Subsidiaries
              o        Radnet Sub, Inc. ["Tower"],
              o        Tower Imaging Heartcheck,
              o        Radnet Managed Imaging Services, Inc. ["RMIS"],
              o        SoCal MR Site Management, Inc.,
              o        Radnet Management I, Inc.,
              o        Radnet Management II, Inc. ["Modesto"],
              o        Westchester Imaging Group (a 50% joint venture),
              o        Burbank Advanced Imaging Center, LLC (75%)
              Combined with Beverly Radiology Medical Group III ["BRMG"]
     o        Diagnostic Imaging Services, Inc. ["DIS"]

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

NOTE 2 - NATURE OF BUSINESS

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services through its 40 facilities. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, P.E.T. scan, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, effective for purchases after June 30, 2001 and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will be required to implement No. 142 in first quarter ended January 31, 2002. In connection with the adoption of No. 142, the Company will be required to perform a transitional goodwill impairment assessment and has not yet determined what the effect, if any, there will be on the earnings and financial position of the Company. Application of the nonamortization provisions of the Statement is expected to result in an increase in income of approximately $1,500,000 ($0.04 per share) per year, assuming no impairment adjustment.

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES

Future imaging center openings:
     In December 2000, the Company entered into a new lease arrangement for 2,400 square feet of additional space in Tarzana, California to open an imaging center offering MRI, CT and P.E.T. scan services. The annual rent expenditure will be approximately $66,000 with the lease term expiring in December 2007. The center is expected to open in October 2001.

     Effective March 20, 2001, the Company entered into a new lease arrangement for 5,787 square feet of property in Burbank to open a new center providing multiple services including MRI, CT, P.E.T. scan, ultrasound, mammography, nuclear medicine and x-ray set to tentatively open in October 2001. The beginning rental is $14,468 per month.

Center sales:
     Effective March 1, 2001, the Company's DIS subsidiary sold its Valley Regional Oncology Center ["VROC"] to Summit Health Enterprises, LLC, an unaffiliated third party, for $4,000,000 cash and recognized a gain on the sale of approximately $3,525,000. As part of the sale, the Company wrote-off approximately $405,000 in net property and equipment and approximately $75,000 in other net current assets. In addition, the Company invested an additional $100,000 in the center for which it received an 8.89% interest. For the four months ended February 28, 2001, the center generated net revenue of approximately $570,000 and net income of approximately $190,000.

Imaging center acquisitions:
     a) Effective May 9, 2001, the Company acquired certain assets and related liabilities of Modesto Imaging Center, Inc. The results of operations have been included in the consolidated financial statements as of that date. Modesto Imaging Center, Inc. provides MRI, CT, ultrasound, mammography and x-ray services. As a result of the purchase, the Company has expanded its California market presence and increased its medical contract capacity.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES (CONTINUED)

     The aggregate purchase price was $7,918,000, consisting of cash and notes payable of $6,357,000, assumption of debt totaling $561,000 and contingent consideration of $1,000,000 placed in an escrow account, payable upon the Modesto Imaging Centers reaching certain guaranteed net collection levels.

     The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                  Property and equipment                    $     1,868,000
                  Goodwill                                        6,050,000
                                                            ----------------
                     Total assets acquired                        7,918,000
                                                            ----------------
                  Current liabilities                               (32,000)
                  Long-term debt                                   (529,000)
                                                            ----------------
                     Total liabilities assumed                     (561,000)
                                                            ----------------
                    Net assets acquired                     $     7,357,000
                                                            ================

     The $6,050,000 of goodwill has been assigned to the acquired imaging center based on the relative asset values and expected contributions to the Company. The total goodwill is expected to be deductible for tax purposes.

     The following represents the unaudited pro forma results of operations as if the acquisition had been acquired as of the beginning of the respective reporting periods presented:

                                                 Three months ended July 31,
                                                    2001               2000
                                               ---------------     -------------
     Net revenue                               $    29,464,000     $  26,385,000
     Net income before extraordinary item      $     2,081,000     $   1,404,000
     Net income                                $     2,081,000     $   1,478,000
     EPS                                       $          0.04     $        0.04

                                                  Nine months ended July 31,
                                                    2001               2000
                                               ---------------     -------------
     Net revenue                               $    85,264,000     $  73,419,000
     Net income before extraordinary item      $     8,901,104     $   2,638,000
     Net income                                $     9,013,988     $   2,768,000
     EPS                                       $          0.20     $        0.07

    b) Effective June 1, 2001, the Company acquired a portion of the assets and related liabilities of Sadler Radiology, Inc. The results of operations have been included in the consolidated financial statements as of that date. Sadler Radiology, Inc. is the provider of radiology services in two imaging centers in Palm Springs and Palm Desert, California. As a result of the purchase, the Company has expanded its California market presence and increased its medical contract capacity. The aggregate purchase price was $407,000, consisting of a cash purchase price of $31,000 and assumption of debt and liabilities totaling $376,000. The purchase price has been allocated to property and equipment.

Investment in subsidiary:
     During the nine months ended July 31, 2001, the Company purchased 59,000 additional shares of DIS common stock for $30,000, increasing its ownership to 10,237,000 shares, or approximately 91% [excluding treasury shares].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS

     Intangible Assets consist of goodwill recorded at cost of $30,330,000 and $24,250,000, less accumulated amortization of $5,890,000 and $4,911,000 as of July 31, 2001 and October 31, 2000, respectively. Amortization expense of approximately $377,000 and $248,000 was recognized for the three months ended July 31, 2001 and 2000, respectively. Amortization expense of approximately $979,000 and $608,000 was recognized for the nine months ended July 31, 2001 and 2000, respectively. The increase in amortization expense is attributable to the acquisitions of SoCal MR Site Management, Inc. and Radnet Management I, Inc. in the third and fourth quarters of fiscal 2000 and the acquisition of Radnet Management II, Inc. ["Modesto"] in third quarter of fiscal 2001.

     During the nine months ended July 31, 2001, the Company recorded goodwill in connection with the acquisition of additional shares of DIS stock of approximately $30,000.

NOTE 6 - CAPITAL TRANSACTIONS

     During the nine months ended July 31, 2001 and 2000, the Company repurchased debentures with face amounts of $68,000 and $84,000 for $37,000 and $44,000 resulting in gains on early extinguishments of $31,000 and $40,000, respectively. In connection with these transactions, $2,000 and $3,000 of net offering costs were written-off during the nine months ended July 31, 2001 and 2000, respectively.

     Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The preferred stock is convertible into the Company's common stock on a share per share basis and accrues cumulative dividends at the rate of five percent per annum. Each converted share of common stock receives a five year warrant to purchase an additional share of the Company's common stock with exercise prices depending on the year of exercise beginning at $1.00 per share and increasing by $.20 each year for five years. The Company retains the right to redeem the preferred stock at a price beginning at $1.15 per share and increasing by $.10 per share for five years. At the end of five years, the lender has the right to require the Company to purchase all unconverted shares of preferred stock at a price of $2.00 per share. The sale of securities is exempt from registration as a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended. The stock is classified as Redeemable Stock on the Company's financial statements. The Company records additions to redeemable stock based upon its redemption obligations. As of July 31, 2001, the Company recorded additions of approximately $554,000 to redeemable stock.

     On December 29, 2000, the Company renegotiated two of its existing notes with General Electric Company aggregating $3,130,000 into a new promissory note with interest at 8.0% payable along with unpaid interest on December 29, 2005 for $4,664,000. As part of the renegotiation, the Company issued five-year warrants to purchase 779,000 shares of the Company's common stock at a price of $1.00 per share. The Company allocated approximately $225,000 of the renegotiated notes to the warrants which represented the approximate interest discount GE gave the Company in consideration for the warrants when the rate was compared to other recent financing.

     Effective January 19, 2001, the Company settled five of its outstanding notes payable relating to the historical acquisition of DIS common stock from unrelated third parties. Warrants issued with the notes were exercised for 920,000 shares of the Company's common stock at $.25 per share, or $230,000. The remaining balance due of $568,000 was payable in four monthly installments with the final payment made on April 19, 2001. As part of the settlement, the Company issued a total of 150,000 warrants at $1.00 per share.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - CAPITAL TRANSACTIONS (CONTINUED)

     In addition, during the nine months ended July 31, 2001, the Company issued warrants to:

         Employees                     100,000 warrants       $.40 per share
         Employee                    1,000,000 warrants       $.43 per share
         Officer                     3,000,000 warrants       $.55 per share
         Unrelated third party          50,000 warrants       $.60 per share
         Unrelated third party         100,000 warrants       $.38 per share

     In addition, 2,913,550 of warrants with the same officer of the Company were canceled at $.60 per share.

     During the nine months ended July 31, 2001, the Company issued 384,000 incentive stock options to employees at exercise prices ranging from $.46 to $.72 per share.

     In January 2001, options for 73,000 shares of common stock were exercised for $.25 per share, or $18,000. In March 2001, options for 16,000 shares of common stock were exercised for $.25 per share, or $4,000. In July 2001, warrants for 319,000 shares of common stock were exercised at $.60 per share. In connection with the exercise, the Company received 280,000 shares for the exercise price.

NOTE 7 - RELATED PARTY TRANSACTIONS

     The notes payable related parties of $1,329,000 are due to an officer and an employee of the Company. The notes bear interest at 6.58% annually and are due on various dates beginning in June 2002. During the nine months ended July 31, 2001, the officer's note was renegotiated and one-half of the note payable was transferred to an unaffiliated third party and reclassified as Notes and Leases Payable. As part of the renegotiation, the due date of the remaining officer note payable of $1,224,000 was extended until June 30, 2003. During the three months ended July 31, 2001 and 2000, interest expense was approximately $22,000 and $42,000, respectively. During the nine months ended July 31, 2001 and 2000, interest expense was approximately $66,000 and $126,000, respectively.

     At October 31, 2000, the Company had total advances made to one officer of the Company of $400,000 due within one year. During the nine months ended July 31, 2001, the Company advanced an additional $105,000 to this officer with the same terms. The advances bear interest at 6.5%.

     At October 31, 2000, the Company had total loans to another officer of the Company of $30,000 due on or before May 3, 2002 with interest at 7.0% per annum. This amount was used to purchase Company stock and is classified as stock subscription receivable.

     At October 31, 2000, the Company had total loans to a former officer of the Company of $105,000 due within four years with interest at 6.5% of which $30,000 was used to purchase Company stock and classified as stock subscription receivable. Effective February 2001, for additional services above and beyond the consulting arrangement, the former officer is being paid approximately $3,900 per month until October 2001. The payments offset his outstanding loan balance each period.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has a deficiency in equity of $52,772,000 and a working capital deficiency of $30,268,000, indicators which raise doubt about its ability to continue as a going concern. Over the past several years, management has been addressing the issues that have lead to these deficiencies. Results of management's plans and efforts have been positive, as indicated by the recent improvement in operating income and working capital; however, continued effort is planned in the future. Such actions and plans include:

     o Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In May 2001, the Company acquired Modesto Imaging Center which has been in operation for approximately ten years which in the prior year had collected revenues of approximately $11 million. In June 2001, the Company acquired the majority of the equipment of two imaging centers located in Palm Springs and Palm Desert, California in connection with its entry into a new three-year capitation arrangement with one of the largest medical groups providing medical services in that area. In October 2001, the Company plans to open two new sites in Tarzana and Burbank, California to further enhance its presence in the San Fernando Valley.

     o Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. The Company entered into a new capitation contract effective March 1, 2001 for services to be provided primarily by its Riverside ["HCIC"] facility. In the subsequent periods, HCIC's net revenue increased 129%. In January 2001, the Company successfully renegotiated an existing capitation contract for its Long Beach facility increasing the contracted reimbursement approximately 26%.

     o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements falls short of the Company's costs. In January 2001, the Company stopped providing services to one capitation contract which improved profitability at the Company's Tower facilities.

     o Continue to evaluate all facilities' operations and trim excess operating costs as well as general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. In January 2001, the Company consolidated its Auburn facility with its Scripps site in Sacramento.

     o Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities.

     o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated past success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. In the nine months ended July 31, 2001, the Company renegotiated several notes and capital leases with GE and DVI Business Credit [See Note 6].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - GOING CONCERN  (CONTINUED)

     o Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount.

ITEM 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

Primedex Health Systems, Inc. provides diagnostic imaging services through its 40 facilities throughout California. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, P.E.T. scan, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     o        Radnet Management, Inc. ["Radnet"]
              Subsidiaries
              o        Radnet Sub, Inc. ["Tower"],
              o        Tower Imaging Heartcheck,
              o        Radnet Managed Imaging Services, Inc. ["RMIS"],
              o        SoCal MR Site Management, Inc.,
              o        Radnet Management I, Inc.,
              o        Radnet Management II, Inc.,
              o        Westchester Imaging Group (a 50% joint venture),
              o        Burbank Advanced Imaging Center, LLC (75%)
              Combined with Beverly Radiology Medical Group III ["BRMG"]
     o        Diagnostic Imaging Services, Inc.

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

In June 2001, the Company entered into a Limited Liability Company operating agreement and started Burbank Advanced Imaging Center, LLC, in with the Company received a 75% ownership interest. The Company has committed to a capital contribution of $1,200,000 to fund the opening of a facility in Burbank, California.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       PERCENTAGE DOLLAR
                                              PERCENT OF NET REVENUE                       INCREASE
                                             THREE MONTHS ENDED JULY 31,                  (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2001                2000                    `00 TO `01
                                        ------------------- -------------------       ---------------------
Revenue                                        257.3%              252.8 %                      28.1%

Less: Allowances                              (157.3)             (152.8)                       29.5
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        25.8

Operating expense
  Operating expenses                           (69.6)              (67.6)                       29.7
  Depreciation and amortization                 (9.4)               (9.4)                       25.2
  Provision for bad debts                       (2.9)               (4.9)                      (26.8)
                                        ------------------- -------------------       ---------------------
Total operating expense                        (81.9)              (81.9)                       25.8
                                        ------------------- -------------------       ---------------------

Income from operations                          18.1                18.1                        26.2

Interest expense, net                          (11.3)              (13.6)                        4.4

Other, net                                       0.6                 0.3                       117.2
                                        ------------------- -------------------       ---------------------

Income before minority interest
and extraordinary item                           7.4                 4.8                        94.6

Minority interest                               (0.3)               (0.3)                       65.6
                                        ------------------- -------------------       ---------------------

Income before extraordinary item                 7.1                 4.5                        96.3

Extraordinary item                                --                 0.3                      (100.0)
                                        ------------------- -------------------       ---------------------

Net income                                       7.1                 4.8                        83.5
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended July 31, 2001 compared to the three months ended July 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                 2001                  2000
                                                 ----                  ----
NET REVENUE                                  $29,464,000           $ 23,414,000
-----------

Net revenue increased approximately $6,050,000, or 26%, for the three months ended July 31, 2001, compared to the same period last year. Of the net revenue increase, 72% was due to the addition of five new sites subsequent to July 31, 2000 and the full effect of the acquisition of three new sites acquired in June 2000, offset by a 11% decrease due to the sale of the VROC facility in second quarter 2001. The remaining 39% increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with increasing population, and increased throughput at many sites due to the upgrade of medical equipment.

OPERATING EXPENSES                                     2001           2000
------------------                                     ----           ----
   OPERATING EXPENSES                              $  20,521,000  $  15,825,000
   DEPRECIATION AND AMORTIZATION                       2,755,000      2,200,000
   PROVISION FOR BAD DEBTS                               845,000      1,155,000
                                                   -------------- --------------
TOTAL OPERATING EXPENSES                           $ 24,121,000   $ 19,180,000

Operating expenses for the three months ended July 31, 2001 increased approximately $4,696,000, or 30%, compared to the same period last year. Of this increase, 58% is due to the addition of five new sites subsequent to July 31, 2000 and the full effect of three new sites acquired in June 2000, offset by a 5% decrease due to the sale of the VROC facility in second quarter 2001. In addition, 4% of this increase is due to the impact of the repair and maintenance contract agreement entered into in March 2001, which resulted in increased fees from 2.82% to 3.22% of net revenue effective November 1, 2000. The remaining increase in operating expense is primarily due to an increase in the net revenues.

Included in operating expenses for the three months ended July 31, 2001 and 2000 is approximately $11,800,000 and $8,969,000, respectively, for salaries and reading fees, approximately $1,951,000 and $1,634,000, respectively, for building and equipment rentals, and approximately $6,770,000 and $5,222,000, respectively, in general and administrative expenditures.

Depreciation and amortization for the three months ended July 31, 2001 increased approximately $555,000, or 25%, compared to the same period last year. The increase is due to the addition of five new sites subsequent to July 31, 2000 and the full effect of three new sites acquired in June 2000.

Provision for bad debt for the three months ended July 31, 2001 decreased approximately $310,000, or 27%, compared to the same period last year. Even with the increase in net revenue, the Company's overall bad debt percentage decreased from 3% of the contractual adjustments during fiscal 2000 to less than 2% of the contractual adjustments during fiscal 2001.


                                                  2001                  2000
                                                  ----                  ----
INTEREST EXPENSE, NET                         $ 3,332,000           $ 3,192,000
---------------------

Net interest expense for the three months ended July 31, 2001 increased approximately $140,000, or 4%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing offset by decreases in line of credit interest charges with the corresponding reductions in the lines of credit balances and the prime interest rate during the respective periods.


                                                  2001                  2000
                                                  ----                  ----
EXTRAORDINARY ITEM                                $ --                $ 74,000
------------------

Extraordinary gains represent the repurchase of subordinated bond debentures and the settlement of limited partner notes at a discount.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2001 AND 2000

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                        PERCENTAGE DOLLAR
                                               PERCENT OF NET REVENUE                       INCREASE
                                              NINE MONTHS ENDED JULY 31,                   (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2001                2000                    `00 TO `01
                                        ------------------- -------------------       ---------------------
Revenue                                        254.5%              255.5 %                      21.5%

Less: Allowances                              (154.5)             (155.5)                       21.2
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        22.0

Operating expense
  Operating expenses                           (69.5)              (69.5)                       22.1
  Depreciation and amortization                 (9.5)               (9.5)                       20.9
  Provision for bad debts                       (2.8)               (5.0)                      (31.5)
                                        ------------------- -------------------       ---------------------
Total operating expense                        (81.8)              (84.0)                       18.7
                                        ------------------- -------------------       ---------------------

Income from operations                          18.2                16.0                        39.4

Interest expense, net                          (12.4)              (14.1)                        7.3

Other, net                                       4.7                 0.7                       713.1
                                        ------------------- -------------------       ---------------------

Income before minority interest
and extraordinary item                          10.5                 2.6                       400.2

Minority interest                               (0.3)               (0.3)                       74.8
                                        ------------------- -------------------       ---------------------

Income before extraordinary item                10.2                 2.3                       436.2

Extraordinary item                               0.1                 0.2                       (12.4)
                                        ------------------- -------------------       ---------------------

Net income                                      10.3                 2.5                       401.0
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended July 31, 2001 compared to the nine months ended July 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                                 2001                  2000
                                                 ----                  ----
NET REVENUE                                  $ 79,678,000          $ 65,299,000
-----------

Net revenue increased approximately $14,379,000, or 22%, for the nine months ended July 31, 2001, compared to the same period last year. Of the net revenue increase, 63% was due to the addition of five new sites subsequent to July 31, 2000 and the full effect of three new sites acquired in June 2000, offset by a 6% decrease due to the sale of the VROC facility in second quarter 2001. The remaining 43% increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with increasing population, and increased throughput at many sites due to the upgrade of medical equipment.

OPERATING EXPENSES                                     2001          2000
------------------                                     ----          ----
   OPERATING EXPENSES                              $ 55,356,000  $ 45,354,000
   DEPRECIATION AND AMORTIZATION                      7,540,000     6,236,000
   PROVISION FOR BAD DEBTS                            2,244,000     3,278,000
                                                   ------------- -------------
TOTAL OPERATING EXPENSES                           $ 65,140,000  $ 54,868,000

Operating expenses for the nine months ended July 31, 2001 increased approximately $10,002,000, or 22%, compared to the same period last year. Of this increase, 49% is due to the addition of five new sites subsequent to July 31, 2000 and the full effect of three sites acquired in June 2000, offset by a 3% decrease due to the sale of the VROC facility in second quarter 2001. In addition, 8% of this increase is due to the impact of the repair and maintenance contract agreement entered into in March 2001, which resulted in increased fees from 2,82% to 3.22% of net revenue effective November 1, 2000. The remaining increase in operating expense is primarily due to an increase in the net revenues.

Included in operating expenses for the nine months ended July 31, 2001 and 2000 is approximately $31,717,000 and $25,920,000, respectively, for salaries and reading fees, approximately $5,351,000 and $4,640,000, respectively, for building and equipment rentals, approximately $18,288,000 and $14,794,000, respectively, in general and administrative expenditures.

Depreciation and amortization for the nine months ended July 31, 2001 increased approximately $1,304,000, or 21%, compared to the same period last year. Of this increase, 87% is due to the addition of five new sites subsequent to July 31, 2000 and the full effect of three sites acquired in June 2000, offset by a 4% decrease due to the sale of the VROC facility in second quarter 2001. The remaining increase is due fixed asset additions purchased to improve the operations of the Company.

Provision for bad debt for the nine months ended July 31, 2001 decreased approximately $1,034,000, or 32%, compared to the same period last year. Even with the increase in net revenue, the Company's overall bad debt percentage decreased from 3% of the contractual adjustments during fiscal 2000 to less than 2% of the contractual adjustments during fiscal 2001.


                                                 2001                  2000
                                                 ----                  ----
INTEREST EXPENSE, NET                        $ 9,882,000           $ 9,212,000
---------------------

Net interest expense for the nine months ended July 31, 2001 increased approximately $670,000, or 7%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing offset by decreases in line of credit interest charges with the corresponding reductions in the lines of credit balances and the prime interest rate during the respective periods.

                                                   2001                  2000
                                                   ----                  ----
OTHER, NET                                     $ 3,742,000            $ 460,000
----------

Net other income for the nine months ended July 31, 2001 increased approximately $3,282,000, or 713%, compared to the same period last year. Other income consisted primarily of net gains from sales of centers and equipment, professional reading fee income, record copy income and building sublease income. Other expenses consisted primarily of modification fee amortization costs and a one-time settlement of $225,000 for a pre-fiscal 2001 obligation. The Company realized net gains from the sale or disposal of centers and equipment of approximately $3,538,000 and $12,000, for the nine months ended July 31, 2001 and 2000, respectively. Effective March 1, 2001, the Company's sold its Valley Regional Oncology Center ["VROC"] located near Temecula, California for $4,000,000 and recognized a gain on the sale of approximately $3,525,000.


                                                   2001                  2000
                                                   ----                  ----
MINORITY INTEREST                              $ (292,000)           $ (167,000)
-----------------

Minority interest in joint venture represents the minority investor's 50% share of the Westchester Imaging Group income for the period. Minority interest for the nine months ended July 31, 2001 increased approximately $125,000, or 75%, compared to the same period last year. The increase is due to the increased earnings of Westchester Imaging Group.

                                                   2001                  2000
                                                   ----                  ----
EXTRAORDINARY ITEM                              $ 113,000             $ 129,000
------------------

Extraordinary gains represent the repurchase of subordinated bond debentures, the settlement of limited partner notes at a discount and the write-off of limited partner notes.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased for the nine months ended July 31, 2001 by $11,000. Cash increased for the nine months ended July 31, 2000 by $2,000.

Cash used by investing activities for the nine months ended July 31, 2001 was $132,000 compared to $2,507,000 for the same period in 2000. For the nine months ended July 31, 2001 and 2000, the Company purchased property and equipment for approximately $3,867,000 and $3,382,000, respectively, received proceeds from the sale of centers or trade-in of equipment for $4,000,000 and $980,000, respectively, and loaned $105,000 in each period to related parties. In addition, during the nine months ended July 31, 2001, the Company invested $100,000 in VROC, purchased 59,000 shares of DIS common stock for approximately $29,000, and acquired some of the assets of Sadler Radiology for approximately $31,000.

Cash used for financing activities for the nine months ended July 31, 2001 was $8,859,000 compared to $2,975,000 for the same period in 2000. For the nine months ended July 31, 2001 and 2000, the Company made principal payments on capital leases and notes payable of approximately $12,836,000 and $8,584,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $2,351,000 and $6,402,000, respectively, paid loan fees of $15,000 and $50,000, respectively, and repurchased subordinated debentures for approximately $37,000 and $122,000, respectively. In addition, during the nine months ended July 31, 2001, the Company received proceeds from the issuance of common stock of approximately $22,000, received $400,000 from its limited partners in a new venture and increased its cash disbursements in transit by $1,256,000. During the nine months ended July 31, 2000, the Company paid $100,000 to its joint venture partner and decreased its cash disbursements in transit by $521,000.

At July 31, 2001, the Company had a working capital deficit of $30,268,000 as compared to a working capital deficit of $44,588,000 at October 31, 2000, representing a decreased deficit of $14,320,000. During the nine months ended July 31, 2001, the Company sold VROC for $4,000,000, successfully renegotiated a significant portion of its debt consolidating balances and extending terms, and converted other debt into preferred stock [See Notes 6 and 9]. Included in current liabilities of the Company at July 31, 2001 and October 31, 2000 are approximately $21.3 million and $26.5 million, respectively, of revolving lines of credit liabilities.

The Company's future obligations for debt and equipment under capital lease for the next five years, excluding lines of credit, will be approximately $46,900,000, $26,500,000, $22,290,000, $16,420,000 and $19,705,000,
respectively. Interest expense, excluding interest expense on operating lines of credit and subordinated bond debentures, for the next five years, included in the above payments, will be approximately $8,620,000, $6,870,000, $4,970,000, $3,380,000 and $1,735,000, respectively. The Company estimates interest on its bond debentures to be approximately $1,750,000 in fiscal 2001. In addition, the Company has noncancelable operating leases for the use of its facilities and certain medical equipment, which will average approximately $5,225,000 in annual payments over the next five years.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems for the maintenance of the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. In August 2001, the agreement was amended and expires on November 1, 2005. The service fee ranges from 2.82% to 3.74% of net revenue [less provisions for bad debt] and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. For the nine months ended July 31, 2001, the monthly service fees were 3.22% of net revenues.

The Company's working capital needs are currently provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $22,000,000 or the prior 120-days' cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $10,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At July 31, 2001, $18,900,000 was outstanding under this line.

Under a second line of credit with DVI Business Credit, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The line, originally due October 31, 2000, is currently on a month-to-month basis pending renegotiation. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At July 31, 2001, $2,355,000 was outstanding under this line.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

         ITEM 1.  LEGAL PROCEEDINGS
                  There are no matters to be reported under this heading.

         ITEM 2.  CHANGES IN SECURITIES
                  There are no matters to be reported under this heading.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  There are no matters to be reported under this heading.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There are no matters to be reported under this heading.

         ITEM 5.  OTHER INFORMATION
                  There are no matters to be reported under this heading.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  Exhibit 11 - Computation of Earnings Per Share

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SIGNATURE
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Primedex Health Systems, Inc.
                                  --------------------------------------------
                                  (Registrant)


September 13, 2001                By:  Howard G. Berger, M.D.
                                       ---------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer