Form 10-K
period 2001-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2002-02-13
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   -----------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2001       Commission File Number 0-19019
                          ----------------                              -------

                          PRIMEDEX HEALTH SYSTEMS, INC.
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          New York                                               13-3326724
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

         1516 Cotner Avenue
       Los Angeles, California                                      90025
       -----------------------                                      -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

Registrant's telephone number, including area code:     (310) 478-7808
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ______

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $36,984,000 on January 25, 2002 based on the closing price for the common stock in the over-the-counter bulletin board bulletin board market on said date.

The number of shares of the registrant's common stock outstanding on January 25, 2002 was 40,739,860 shares (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated herein by reference as set forth in Item 14(b), Exhibits, in Part IV.

                                     PART I

ITEM 1. BUSINESS
----------------

BACKGROUND

           Primedex Health Systems, Inc. ["PHS" or the "Company"] is a New York corporation organized in 1985 with its executive offices located at 1516 Cotner Avenue, Los Angeles, California 90025 where its telephone number is 310-478-7808.

           Through its 48 California diagnostic imaging facilities (six of which are wholly-owned by the Company's 91% owned Diagnostic Imaging Services, Inc. ["DIS"] subsidiary and two in partnership with unaffiliated parties), the Company operates a network of centers through its RadNet Management, Inc. subsidiary which arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

CENTER MANAGEMENT

         The Company's wholly-owned subsidiary, RadNet Management, Inc. ["RadNet"], manages the Company's network of 48 medical imaging centers. 40 of the imaging centers are located in Southern California [with three centers located in Beverly Hills and known as the Tower Imaging Division] with the remaining eight centers located in northern California. At all the centers, except two, the Company provides the imaging center facilities and equipment as well as all non-medical operational, management, financial and administrative services. At the two partnership centers, RadNet performs non-medical management services. At all centers, the medical services and medical supervision are provided by various independent physicians and physician groups [at most of the centers, the medical services are provided by Beverly Radiology Medical Group ["BRMG"] [see "Item 13"]. As compensation for its management and other services at the various centers, RadNet receives a management fee. In connection with the imaging centers in which it is a partner, RadNet, in addition to a management fee, also shares in the entity's net income.

DIAGNOSTIC IMAGING

         The following are the principle medical diagnostic procedures performed on patients at the various imaging centers owned or managed by the Company. The patient is normally referred to the center for such diagnostic procedures by his or her treating physician who may be independent or may be affiliated with an Independent Physician Association ["IPA"], a Health Maintenance Organization ["HMO"], a Preferred Provider Organization ["PPO"], or a similar organization which has contracted for such services. See "Marketing" herein. Not all of such procedures are performed at each center.

         DIAGNOSTIC RADIOLOGY OR X-RAY- X-ray employing x-ray radiation on two planes; including fluoroscopy and endoscopy. X-ray is the most common energy source used in imaging the body and is utilized in the following modalities (i) conventional x-ray typically used to image bones and contrast enhanced vasculature and organs; (ii) CT scanners utilize computers to produce cross-sectional images of particular organs or areas of the body; and (iii) digital x-ray systems add computer image processing capability to conventional x-ray systems.

         COMPUTED AXIAL TOMOGRAPHY [CT] - CT is 100 times more sensitive than conventional x-ray. It is used to view inside any of the body's organs, including the brain, to detect abnormalities and disease. CT focuses an x-ray on a specific plane of the body, processes the image by computer, and constructs a picture on a monitor, and later on film. Tissues of various density appear as different shades of gray, bone [the most dense] as white, and air and fluid is black. The procedure is painless and takes between 15 minutes and 45 minutes per study; more than one study is often ordered on each patient. The patient simply lies on a special, monitored table which is guided into the scanner. Some CT studies involve the use of an injected contrast agent to better visualize anatomy and pathology. Although it is very unusual, some patients may develop a significant reaction to the contrast and in rare cases fatalities have resulted. To determine patients most likely to have an adverse reaction all patients are required to answer a questionnaire. Additionally, the Company primarily uses non-ionic CT contrast agents to minimize contrast reactions. A CT system costs in the range of $500,000 to $1,000,000, depending upon the specific performance characteristics of the system.

         MAGNETIC RESONANCE IMAGING [MRI] - Diagnostic imaging based on magnetism rather than radiation or conventional x-ray. MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy (as found in the brain, spinal cord and interior ligaments of body joints such as the knee). MRI takes between 20 to 45 minutes per examination and is painless, requiring only that the patient lie still on a motorized table that slides into a long cylinder. On some MRI studies, an injected contrast agent is used, and some require the use of special "coils," permitting highly accurate scanning of a particular part of the body. MRI systems cost between $900,000 and $2,000,000 each, depending upon the system configuration, magnet design and field strength. There are no presently known hazards to the general population in connection with normal use of MRI (although the scanning of pregnant women is only done under limited circumstances and patients with cardiac pacemakers or ferrous clips used in surgical procedures are generally excluded from MRI procedures as well as the area surrounding the MRI).

         OPEN MRI - Technological advances in software and equipment technology for MRI systems have allowed open design equipment to offer significantly improved image quality. Most open MRI systems use permanent electromagnetic technology, which substantially lowers both sitting and service costs, but does not provide images as efficiently as high-field MRI systems. Recently, reliable high-field open MRI systems have also become available. The open design allows for studies not normally possible in conventional MRI systems, including exams of infants, pediatric patients, claustrophobic patients, large or obese patients and patients suffering from post-traumatic stress syndrome. Open MRI is also capable of conducting musculoskeletal exams that require the patient to move or flex, such as kinematic knee studies. A typical open MRI non-kinematic exam takes from 45 to 90 minutes. Open MRI systems are priced in the range of $600,000 to $1,500,000 each.

         POSITION EMISSION TOMOGRAPHY (PET). PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement for the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET study with other studies such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of certain cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive and/or diagnostic surgical procedures. Interest in PET scanning has increased recently due to several factors including: expansion of available hardware options through the introduction of dual head gamma camera coincidence detection; increased payor coverage and reimbursement; the availability of the isotopes without an in-house cyclotron; and a growing recognition by clinicians that PET is a powerful diagnostic tool that can be used to evaluate and guide management of a patient's disease. PET systems are priced in the range of $1,000,000 to $2,000,000 each. Distribution networks have been established across the United States to ensure consistent availability of and access to the isotopes.

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

BUSINESS STRATEGY

           The Company believes a consolidation in the diagnostic imaging industry is occurring and is necessary in order to provide surviving companies the opportunity to achieve operating and administrative efficiencies through consolidation. The Company's strategy is to further develop and expand its California regional diagnostic imaging network emphasizing quality of care, producing cost-effective diagnostic information and providing superior service and convenience to its customers. The strategy of the Company is focused on the following components: (i) to further participate in the consolidation occurring in the diagnostic imaging industry by continuing to build its market presence in its existing regional diagnostic imaging networks through geographically disciplined acquisitions; (ii) to continue to market current diagnostic imaging applications through its existing facilities to optimize and increase overall procedure volume; and (iii) to strengthen and improve its marketing to managed care customers on a regional basis. Additionally, the Company will consider developing or acquiring additional regional networks outside California in strategic locations where the Company can offer a broad range of services to customers and realize increased economies of scale utilizing the management programs developed in California.

RECENT IMAGING CENTER ACQUISITIONS / OPENINGS

         On or about May 1, 2001, the Company acquired Modesto Imaging Center, a large multi-modality imaging center, for $7,357,000 and assumption of certain equipment leases having a remaining balance of $529,000. The Company financed the purchase utilizing its existing financial resources, mainly DVI Financial Services.

         On or about June 1, 2001, the Company purchased a portion of the assets of existing imaging centers located in Palm Springs and Palm Desert, California. The purchase price was approximately $407,000 consisting of cash and assumption of certain liabilities. After the acquisition the Company built a new center in Palm Springs and opened three satellite facilities in the same geographic area providing x-ray services. The Company financed the new location utilizing its existing financing resources, mainly General Electric Company and DVI Financial Services.

         In December 2001, the Company opened a new multimodality center in Burbank, California in partnership with an unrelated party. The Company utilized its existing financing resources, mainly General Electric Company and DVI Financial Services.

         In early January 2002, the Company opened a second center in Tarzana offering PET, CT and Open MRI. The Company utilized its existing financing resources, mainly General Electric Company and DVI Financial Services.

         In November 2001, the Company entered into a lease for a new facility to be located in Rancho Bernardo, California. The Company will own 75% of the facility with the radiologists providing services at the center owning the remaining 25%. The center will offer MRI, CT, PET, mammography, ultrasound and x-ray services. The Company intends to utilize its existing financing resources, mainly General Electric Company and DVI Financial Services.

         The following table indicates the principal diagnostic procedures available at each of the imaging centers in which the Company has a management and/or ownership interest.

                                               Mammo-   Ultra-   Diagnostic   Nuclear
    Center         MRI   Open MRI   CT   PET   graphy   sound    Radiology    Medicine
    ------         ---   --------   --   ---   ------   ------   ----------   --------
Tower Division:
   Roxsan           *                *    *                                       *
   Wilshire         *         *      *                     *          *
   Women's                                        *        *
Antelope Valley     *
Burbank             *         *      *    *                *          *           *
Camarillo**                                       *        *          *
Chino*
Emeryville                    *
Fresno              *                *            *        *          *
La Habra            *                *
Lancaster
   [Two Sites]                *      *            *        *          *           *
Long Beach
   [Four Sites]     *                *            *        *          *           *
Modesto             *                *            *        *          *
Northridge          *                *            *        *          *           *
North County**
   [San Diego]      *                *
Orange
   [Two Sites]      *                *            *        *          *           *
Oxnard                        *                   *        *          *
Palm Desert
   [Three Sites]    *                *            *        *          *
Palm Springs
   [Two Sites]                *                   *        *          *           *
Riverside
   [Two Sites]**    *         *      *            *        *          *           *
Sacramento          *                *            *        *          *           *
San Francisco                 *
San Gabriel
   Valley           *                *
Santa Clarita                 *      *            *        *          *
Santa Rosa          *                *
Stockton/Valley               *      *            *        *          *
Tarzana
   [Two Sites]      *         *      *    *
Temecula**
   [Three Sites]    *                *            *        *          *
Thousand
   Oaks**           *                *            *        *          *           *
Tustin              *         *
Vacaville                     *      *            *        *          *
Ventura
   [Four Sites]     *                *    *       *        *          *           *
Westchester         *         *      *            *        *          *           *

 *Indicates availability
**Indicates a DIS facility

MANAGEMENT SERVICES AND COMPENSATION

         The Company has entered into management agreements with respect to its imaging centers with various physicians and physician groups [the "Physician Group"]. Pursuant to the typical management agreement, the Company makes available the imaging center facilities and all of the furniture and medical equipment at such facilities for use by the Physician Group and the Physician Group is responsible for staffing the center with qualified medical personnel. In addition, the Company provides management services and administration of the non-medical functions and services relating to the medical practice at the center including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, advertising, marketing and promotional activities and the preparation and filing of all forms, reports and returns required in connection with unemployment insurance, workers' compensation insurance, disability, social security and similar laws. As compensation for the services furnished under the management agreement, the Company is paid a management fee equal to an agreed percentage of the medical practice billings, as and when collected, varying between 70% to 85% of such collections.

         At the partnership imaging centers, RadNet has entered into a management agreement to provide management, administrative and billing and collection services for a management fee which is a percent of the gross monthly receipts received for services performed at the center. In addition, as a joint venture partner, the Company is entitled to 50% to 75% of income after deduction of all expenses including amounts paid for medical services and medical supervision, varying based upon the Company ownership interest.

         At most of the Company's imaging centers, the medical services including medical supervision are supplied by Beverly Radiology Medical Group ["BRMG"]. BRMG is 99% owned by Dr. Howard Berger [see "Items 11, 12 and 13"]. RadNet has a Management and Services Agreement with BRMG for a ten-year term until June 2002, terminable prior thereto at RadNet's election upon the occurrence of certain events including a change in BRMG's ownership such that Dr. Berger is no longer an owner in the aggregate of at least 60% of the equity ownership of BRMG. It is presently contemplated that the agreement will be extended. As compensation for its services furnished under the Management and Services Agreement, BRMG has agreed to pay a management fee to the Company equal to 74% of its medical practice receipts at the contracted centers, as and when collected.

EQUIPMENT

         The most expensive types of diagnostic medical equipment found at the imaging centers owned or managed by the Company are the MRI, CT and PET systems. As set forth in the chart under "Imaging Centers" above, 32 centers provide MRI services 24 centers provide CT services and four centers provide PET services. The majority of the MRI systems, CT systems and PET systems at the Company's imaging centers are manufactured by General Electric. The acquisition of these systems as well as the acquisition of the other relatively expensive diagnostic medical equipment at the various imaging centers has been effected through various financing arrangements directly with the manufacturer involving the use of capital leases with purchase options at minimal prices at the end of the lease term, the issuance of long term installment notes and the use of operating leases with purchase options at substantial prices at the end of the lease term. At October 31, 2001, capital lease obligations totaled approximately $41 million through August 2008 including current installments totaling approximately seven million dollars. Also at October 31, 2001, installment notes payable totaled approximately $89 million through March 2008 including current installments of approximately $32 million [including line of credit balances of approximately $21 million]. Commitments under equipment operating leases at October 31, 2001, were approximately $10 million through August 2007, including current obligations of approximately $2.3 million. To the extent additional imaging centers are opened or acquired, these obligations could materially increase. See the above described chart as to the other equipment available at each imaging center.

         The MRI, CT and PET systems and the other diagnostic medical equipment at the imaging centers owned or managed by the Company are subject to technological obsolescence as medical imaging is a field in which there is constant development of new techniques and technologies. The Company maintains an agreement with GE Medical Systems ("GEMS") whereby GEMS has agreed to be responsible for the maintenance and repair of a majority of the Company's equipment based upon a percentage of the Company's revenues. The Company believes this to be an effective method for controlling this cost.

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

         The Company currently employs 21 full-time marketing and sales personnel who are compensated on a salary or salary plus commission basis and who periodically inform the medical community including individual physicians and the administrators of IPAs, HMOs, PPOs, and similar organizations throughout California as to the services provided at the Company's imaging centers. Patients are obtained by direct referral or through contract. Some contracts, referred to as "capitation contracts", provide for a fixed fee per organization member, which is paid to the medical service provider. Under a "capitation" contract, the provider agrees to provide specified services to the organization members for a fixed, predetermined payment per member for a specified time period [usually one year], regardless of how many times the member uses the service. No assurances can be given that any of the current or future "capitation" contracts will be profitable as there is a possibility that management could underestimate the number of times the services at its imaging centers will be used by the contracting organization's members during the contract term.

COMPETITION

         The health care industry in general, and the market for diagnostic imaging services in particular, are highly competitive. The Company competes principally on the basis of its reputation for productive and cost-effective quality services. The Company's operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies, that own and operate imaging equipment. Many of the Company's direct competitors that provide contract diagnostic imaging services may have access to greater financial resources than the Company.

         Certain hospitals, particularly the larger hospitals, may be expected to directly acquire and operate imaging equipment on-site as part of their overall inpatient servicing capability, subject only to their decision to acquire a diagnostic imaging system, assume the associated financial risk and employ the necessary technologists. Historically, smaller hospitals have been reluctant to purchase imaging equipment. This reluctance, however, has encouraged the entry of start-up ventures and more established business operations into the diagnostic services business. As a result, there is significant excess capacity in the diagnostic imaging business in the Untied States, which negatively affects utilization and reimbursement.

CUSTOMERS AND FEES

         The Company's operations are principally dependent on the Company's ability to attract referrals from physicians and other health care providers. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier or other payor organization. The Company currently has in excess of 400 contracts with various payor organizations for diagnostic imaging services provided at the Company's centers primarily on a discounted fee-for-service basis. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. A significant decline in referrals and/or reimbursement rates would adversely affect the Company's business, financial condition and results of operations. In this regard, Medicare has determined to reduce its reimbursement rates for calendar year 2002 diagnostic imaging services on an average of 8% for the various procedures involved. A review of the reduction in relation to the services offered by the Company indicates that the impact on the Company will likely be about a 4% reduction in Medicare payments, although its exact impact can not presently be determined.

INSURANCE

         The Company and BRMG each maintain a medical malpractice insurance coverage of $1,000,000 per claim per doctor and $3,000,000 in the aggregate covering each physician at the various imaging centers. The policy provides ongoing coverage from any claims made by patients seen by the physicians as well as coverage for all of the Company's non-medical personnel at each center against medical malpractice claims. All other non-BRMG physicians who perform medical services at the various imaging centers are required to maintain medical malpractice insurance coverage with similar limits. Although management believes that such levels of insurance are adequate, there can be no assurance. In addition, the Company maintains property and equipment insurance coverage of $62,000,000 and business interruption insurance of $29,000,000. General liability insurance coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate with $5,000,000 umbrella coverage is also maintained by the Company.

EMPLOYEES

         At October 31, 2001, the Company had a total of 809 full-time and 146 part-time or per-diem employees of whom 11 served in executive positions, 388 supplied technical and managerial services at the various imaging centers, and 556 provided administrative, transcription, clerical and similar services.

         None of the Company's employees are subject to a collective bargaining agreement nor had the Company experienced any work stoppages. The Company believes that its employee relations are good.

GOVERNMENT REGULATION

         The health care industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on permissible activities of the Company, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. The federal government and California regulate various aspects of the Company's business. Failure to comply with these laws could adversely affect the Company's ability to receive reimbursement for its services and subject the Company and its officers to penalties.

         ANTI-KICKBACK STATUTES. The Company is subject to federal and state laws, which govern financial and other arrangements between health care providers. These include the federal anti-kickback statute which prohibits bribes, kickbacks, rebates and any other direct or indirect remuneration in return for or to induce the referral of an individual to a person for the furnishing, directing or arranging of services, items or equipment for which payment may be made in whole or in part under Medicare, Medicaid or other federal health care programs. Violation of the anti-kickback statute may result in criminal penalties and exclusion from the Medicare and other federal health care programs. California has enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded health care program. In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services ("HHS"), the courts and

Congress of financial arrangements between health care providers and potential sources of patient and similar referrals of business to ensure that such arrangements are not designed as mechanisms to pay for patient referrals. HHS interprets the anti-kickback statute broadly to apply, under certain circumstances, to distributions of partnership and corporate profits to investors who refer federal health care program patients to a corporation or partnership in which they have an ownership interest and to payments for service contracts and equipment leases that are designed to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. In July 1991, HHS issued "safe harbor" regulations that set forth certain provisions which, if met, will assure that health care providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statute. The Company is also subject to separate laws governing the submission of false claims. The Company believes that its operations materially comply with the anti-kickback statutes.

         STARK II, CALIFORNIA PHYSICIAN SELF-REFERRAL LAWS. A federal law, commonly known as the "Stark Law" or "Stark II," also imposes civil penalties and exclusions for referrals for "designated health services" by physicians to certain entities with which they have a financial relationship (subject to certain exceptions). "Designated health services" include, among other things, radiology services, including MRIs, CTs and ultrasound. The law applies only to services reimbursable by Medicare or Medicaid. In addition, California has enacted legislation that prohibits "physician self-referral" arrangements or requires physicians to disclose to their patients any financial interest they may have with a health care provider whom they recommend. Possible sanctions for violating these provisions include loss of licensure and civil and criminal sanctions. Such state laws have not been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely. Although the Company believes its operations materially comply with these federal and California physician self-referral laws, there can be no assurance that Stark II or other regulations will not be interpreted or changed in a manner that would have a material adverse effect on the Company's business, financial condition or results of operations.

         FDA. The U.S. Food and Drug Administration ("FDA") has issued the requisite premarket approval for all of the MRI and CT systems utilized by the Company. The Company does not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated; except under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, all mammography facilities are required to be accredited by an approved non-profit organization or state agency. Pursuant to the accreditation process each facility providing mammography services must comply with certain standards including annual inspection.

         Compliance with theses standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although all of the Company's facilities which provide mammography services are currently accredited by the Mammography Accreditation Program of the American College of Radiology and the Company anticipates continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification. Congress has extended Medicare benefits to include coverage of screening mammography subject to the prescribed quality standards described above. The regulations apply to diagnostic mammography and image quality examination as well as screening mammography.

         RADIOLOGIST LICENSING. The radiologists with whom the Company enters into agreements to provide professional services are subject to licensing and related regulations by the State of California. As a result, the Company requires its radiologists to have and maintain appropriate licensure. The Company does not believe that such laws and regulations will either prohibit or require licensure approval of its business operations, although no assurances can be made that such laws and regulations will not be interpreted to extend such prohibitions or requirements to the Company's operations.

REIMBURSEMENT OF HEALTH CARE COSTS

         MEDICARE. Beginning in late 1983, prospective payment regulations became effective under the federal Medicare program. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others. Providers of service are paid by the federal government in accordance with regulations promulgated by the HHS and generally accept said payment with nominal co-insurance amounts required to be paid by the service recipient, as payment in full. In general, these regulations provide for a specific prospective payment to reimburse healthcare providers based upon the diagnosis of the patient.

         Congressional and regulatory actions reflect industry-wide cost containment pressures which the Company believes will affect all health care providers for the foreseeable future. A recent initiative by CMS to impose a 24% reduction in diagnostic imaging reimbursement over a four year period beginning January 1999 was indefinitely postponed due to flaws in CMS's imaging center cost study. The Centers for Medicare and Medicaid Services ("CMS") has indicated that it will continue to evaluate diagnostic imaging reimbursement; although, in January 2001, CMS reduced reimbursement for certain diagnostic imaging services by up to approximately 8% depending on the type of diagnostic imaging services provided. The Company has reviewed the procedures involved and does not believe the reduction will have a material negative impact on the Company's revenues.

         MEDICAID. The Medicaid program is a combined federal and state program providing coverage for low-income persons. The specific services offered and reimbursement methods vary from state to state. In California, Medicaid reimbursement is patterned after the Medicare program. Changes in Medicaid program reimbursements are not expected to have a material adverse impact on the Company's business, financial condition and results of operations.

         MANAGED CARE. Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs") attempt to control the cost of health care services. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of HMOs, PPOs and other managed care organizations within the Company's network could have a negative impact on utilization of the Company's services and/or affect the revenue per procedure which the Company can collect, since such organizations will exert greater control over patients' access to diagnostic imaging services, the selections of the provider of such services and the reimbursement thereof. The Company also expects that the excess capacity of equipment in California may negatively impact operations because of the competition among health care providers for contracts with all types of managed care organizations. As a result of such competition, the length of term of any contracts, which the Company may obtain, and the payment to the Company for such services may also be negatively affected.

         PRIVATE INSURANCE. Private health insurance programs generally have authorized the payment for the Company's services on satisfactory terms and CMS has authorized reimbursement under the federal Medicare program for substantially all diagnostic imaging and treatment services currently being provided by the Company. However, if Medicare reimbursement is reduced, the Company believes that private health insurance programs will also reduce reimbursement in response to reductions in government reimbursement, which could have an adverse impact on the Company's business, financial condition and results of operations.

         CORPORATE PRACTICE OF MEDICINE. In California, a lay person or any entity other than a professional corporation is not allowed to practice any of the healing arts including by employing professional persons who have any ownership interest or profit participation in or control over any healing arts professional practice. This doctrine is commonly referred to as the prohibition on the "corporate practice" of medicine. The Company believes that arrangements for the management of medical practices have, in fact, become quite common in California, and have not generally been challenged with regard to the corporate practice issue. However, because these types of arrangements are not required to be reported, the Company cannot substantiate its belief. There can be no assurance that the Company's present arrangements with BRMG or the physicians providing medical services and medical supervision at the Company's imaging centers will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting the Company to potential damages, injunction and/or civil and criminal penalties.

         The Company has not received a legal opinion from counsel with regard to the effect of the corporate practice prohibition on its business as described herein, and counsel has advised that such an opinion could not be given, because of the lack of court cases relevant to the issue.

         ENVIRONMENTAL. The facilities operated or managed by the Company generate hazardous and medical waste subject to federal and state requirements regarding handling and disposal.

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

FORWARD-LOOKING STATEMENTS DISCLOSURE

         Except for the historical information contained in this report, certain statements contained herein are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve a number of risks and uncertainties, including, but not limited to, availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; technology changes; governmental regulations; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; aggressive competition; general economic factors; successful integration of acquisitions; and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC").

ITEM 2. PROPERTIES
------------------

         All of the imaging centers owned or managed by the Company are located in leased facilities or in owned facilities on leased land with the exception of the Northridge Imaging Center where the Company owns the building and the land. Certain information with respect to the imaging centers is as follows:

         Center                             Approx. Sq. Ft.
         Wholly-Owned                            of Center              Lease Expiration
         ------------                            ---------              ----------------
         Tower Division:
           [Beverly Hills and Environs]
           Roxsan                                  9,610                March 2011
           Women's                                 3,830                February 2014
           Wilshire                               13,778                September  2018
         Antelope Valley                           2,890                In negotiation
         Chino                                     2,700                June 2002
         Emeryville                                2,086                June 2003
         Fresno                                    5,360                March 2003
         La Habra                                  3,034                December 2002
         Lancaster [two sites]                     7,827                July 2002
         Long Beach - Redondo [three sites]        6,000                December 2001
         Long Beach - Los Coyotes                  9,300                December 2006
         Modesto                                  17,852                December 2014
         Northridge                                7,800                N/A
         Orange [two sites]                        5,876                August 2011
         Oxnard                                    5,100                February 2002
         Palm Desert [three sites]                 9,424                May 2006
         Palm Springs [two sites]                  9,442                June 2008
         Sacramento                                8,083                June 2003
         San Francisco                             1,240                October 2006
         San Gabriel Valley                        3,871                December 2002
         Santa Clarita                             5,782                June 2009
         Santa Rosa                                4,235                June 2011
         Stockton/Valley                           4,588                December 2001
         Tarzana [two sites]                       5,200                December 2007
         Tustin                                    2,139                January 2004
         Vacaville                                 3,920                March 2007
         Ventura                                  12,032                November 2006
         Ventura -Loma Vista [three sites]         1,449                January 2002

         DIS Centers
         -----------
         Camarillo                                 2,035                May 2002
         North County [Oceanside/San Diego]        2,314                November 2005
         Riverside [two sites]                     9,412                July 2006
         Temecula [three sites]                    9,124                April 2006
         Thousand Oaks                             8,300                November 2007

         Partnership/LLC
         ---------------
         Burbank                                   5,787                March 2008
         Westchester                               6,763                July 2006
         Rancho Bernardo                           9,557                May 2012

         Other Facilities
         ----------------
         RadNet [Corp. office]                    11,500                May 2003
         Warehouse/Other                          25,492                Various


ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Company is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses. The Company believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
------------------------------------------

STOCK AND RELATED STOCKHOLDER MATTERS

           PHS Common Stock is traded in the over-the-counter market on the OTC Bulletin Board [symbol, "PMDX"]. The following table indicates the high and low prices for PHS Common Stock for the periods indicated based upon information supplied by the National Quotation Bureau, Inc. Such quotations reflect interdealer prices without adjustment for retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

             Quarter Ended            Low           High
             -------------            ---           ----
          January 31, 2001            .31            .56
          April 30, 2001              .38            .60
          July 31, 2001               .55            .78
          October 31, 2001            .60            .95

          January 31, 2000            .07            .11
          April 30, 2000              .09            .52
          July 31, 2000               .26            .69
          October 31, 2000            .35            .66


      The last reported closing high and low prices for PHS Common Stock on the OTC Bulletin Board on January 25, 2002, were $1.34 and $1.31, respectively. As of January 25, 2002, the number of holders of record of PHS Common Stock was 4,097. However, a substantial number of PHS' outstanding shares of Common Stock were owned of record on said date by "Cede & Co.," the nominee for Depository Trust Company, the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of PHS Common Stock is substantially greater than 4,097.

      Recent Sales of Unregistered Securities
      ---------------------------------------

         During the fiscal year ended October 31, 2001, the following securities were sold by the Company pursuant to the exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended:

         (1) In July and September 2001, the Company issued to eight individuals, pursuant to the cashless exercise of outstanding warrants, 65,484 shares of the Company's common stock.

         (2) In November 2000, the Company issued 500,000 shares of its common stock to one individual on exercise of an outstanding option.

         (3) In January 2001, the Company issued 72,784 shares of common stock to one individual on exercise of an outstanding option.

         (4) In March 2001, the Company issued 5-year warrants exercisable at prices of $0.38 to $ 0.40 per share to purchase an aggregate of 300,000 shares of the Company's common stock to three individuals.

         (5) In April 2001, the Company issued to one individual a 5-year warrant exercisable at price of $0.43 per share to purchase 1,000,000 of the Company's common stock.

         (6) In May 2001, the Company issued to one individual a 5-year warrant exercisable at a price of $0.55 per share to purchase 3,000,000 shares of the Company's common stock.

         (7) In June 2001, the Company issued to one individual a 5-year warrant exercisable at a price of $0.55 per share to one individual to purchase 50,000 shares of the Company's common stock.

         (8) In September 2001, the Company issued to one individual a 5-year warrant exercisable at a price of $0.63 per share to purchase 100,000 shares of the Company's common stock.

         (9) During the year ended October 31, 2001, the Company issued 5,542,018 preferred shares in settlement of certain debt obligations and subsequently retired the stock by restructuring existing notes payable and combining the preferred stock balance due of approximately $5,542,000 plus accrued interest of approximately $235,000. As part of the refinancing, the Company issued 5-year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share.

         (10) During fiscal 2001, PHS repurchased an aggregate $1,227,000 of its outstanding debentures for a purchase price of $790,000 of which $37,000 represented open market purchases from unaffiliated third parties with the balance having been acquired from Howard G. Berger, M.D. president and a director of the Company (See "Item 13").

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
--------------------------------------------

         The selected consolidated financial data presented as of and for the years ended October 31, 2001, 2000, 1999, 1998 (refer to report on page F-1 of financial statements included herein re 1998 audit) and 1997 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and related notes as of and for the years ended October 2001, 2000, 1999, 1998 and 1997, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

                                                                     YEARS ENDED
                                                                      OCTOBER 31,
                                            --------------------------------------------------------------
                                                            (000's except per share amounts)
OPERATING DATA:                                2001         2000         1999         1998         1997
                                            ----------   ----------   ----------   ----------   ----------
Gross Revenues                              $ 284,981    $ 229,598    $ 170,518    $ 132,595    $ 132,569

Net Revenues after Contractual Allowances     111,837       87,965       72,258       58,821       67,019

Operating Expenses                             92,735       73,368       70,359       75,329       74,687

Income [Loss] Before Extraordinary Items       13,947        1,102      (10,627)     (29,497)      (2,343)

Extraordinary Items- Gain                         554        1,512        1,556          955        1,595

Net Income [Loss]                              14,501        2,614       (9,071)     (28,543)        (748)

Income [Loss] Per Common share before             .35          .03         (.27)        (.75)        (.06)

Extraordinary Items

Income [Loss] Per Common Share from               .01          .04          .04          .02          .04

Extraordinary Item

Net Income [Loss] Per Common Share                .36          .07         (.23)        (.73)        (.02)

BALANCE SHEET DATA:

Cash and Cash Equivalents                          40           36            3           59          130

Total Assets                                  128,429       90,625       72,247       62,656       86,340

Total Long-Term Liabilities                   110,188       82,693       79,023       79,282       76,843

Total Liabilities                             174,071      151,538      136,604      118,016      111,270

Working Capital [Deficit]                     (26,987)     (44,588)     (38,007)     (20,191)     (12,027)

Stockholders' Equity [Deficit]                (45,642)     (60,913)     (64,357)     (55,360)     (24,930)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

Primedex Health Systems, Inc. provides diagnostic imaging services through its 48 facilities throughout California. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

         i)       Radnet Management, Inc. ["Radnet"]
                  Subsidiaries
                  a.       Radnet Sub, Inc. ["Tower"],
                  b.       Tower Imaging Heartcheck,
                  c.       Radnet Managed Imaging Services, Inc. ["RMIS"],
                  d.       SoCal MR Site Management, Inc.,
                  e.       Radnet Management I, Inc.,
                  f.       Radnet Management II, Inc.,
                  g.       Westchester Imaging Group (a 50% joint venture),
                  h. Burbank Advanced Imaging Center, LLC (a 75%-owned joint venture)
         ii)      Diagnostic Imaging Services, Inc. ["DIS"]
         Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"]

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

In June 2001, the Company entered into a Limited Liability Company operating agreement and started Burbank Advanced Imaging Center, LLC, in which the Company received a 75% ownership interest. The Company has committed to a capital contribution of $1,200,000 to fund the opening of a facility in Burbank, California, in fiscal 2002.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                           PERCENTAGE
                                                PERCENT OF NET REVENUE                  DOLLAR INCREASE
                                               YEARS ENDED OCTOBER 31,                      (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2001                2000                    '00 TO '01
                                        ------------------- -------------------       ---------------------
Revenue                                        254.8%              261.0 %                      24.1%

Less: Allowances                              (154.8)             (161.0)                       22.2
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        27.1

Operating expense
 Operating expenses                            (69.7)              (70.7)                       25.4
 Depreciation and amortization                  (9.6)               (9.8)                       24.8
 Provision for bad debts                        (3.6)               (2.9)                       55.8
                                        ------------------- -------------------       ---------------------
Total operating expense                        (82.9)              (83.4)                       26.4
                                        ------------------- -------------------       ---------------------

Income from operations                          17.1                16.6                        30.9

Interest expense, net                          (12.2)              (14.9)                        3.7

Other, net                                       3.3                (0.1)                    (3952.1)
                                        ------------------- -------------------       ---------------------

Income before provision for income               8.2                 1.6                       574.5
taxes, minority interest and
extraordinary item

Income tax benefit                               4.6                --                          --
                                        ------------------- -------------------       ---------------------

Income before minority interest                 12.8                 1.6                       950.0
and extraordinary item

Minority interest                               (0.3)               (0.3)                       32.4
                                        ------------------- -------------------       ---------------------

Income before extraordinary item                12.5                 1.3                      1165.6

Extraordinary item                                .5                 1.7                       (63.4)
                                        ------------------- -------------------       ---------------------

Net income                                      13.0                 3.0                       454.7
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the year ended October 31, 2001 compared to the year ended October 31, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report.

                                                2001                  2000
                                                ----                  ----
NET REVENUE                                 $111,837,000          $ 87,965,000
-----------

Net revenue increased approximately $23,872,000, or 27.1%, for the year ended October 31, 2001, compared to the same period last year. Of the net revenue increase, 29% was due to the full effect of five new sites acquired in June 2000 [Chino, San Gabriel and Tarzana] and September 2000 [San Francisco and Emeryville], and 25% was due to the acquisition of three new sites in May 2001 [Modesto] and June 2001 [Palm Springs and Palm Desert], offset by a 6% decrease due to the sale of the VROC facility in March 2001. The remaining 52% of the increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with increasing population, and increased throughput at many sites due to the addition and continued upgrade of medical equipment. In particular were improvements at the Company's Riverside [HCIC] facility where net revenues increased approximately 113%, or $2,107,000, due to the entry into a new capitation agreement coupled with the addition and upgrade of medical equipment.

OPERATING EXPENSES                              2001                   2000
------------------                              ----                   ----
   OPERATING EXPENSES                       $ 78,008,000          $ 62,207,000
   DEPRECIATION AND AMORTIZATION              10,705,000             8,580,000
   PROVISION FOR BAD DEBTS                     4,022,000             2,581,000
                                            ------------------------------------
TOTAL OPERATING EXPENSES                    $ 92,735,000          $ 73,368,000

Operating expenses for the year ended October 31, 2001 increased approximately $15,801,000, or 25%, compared to the same period last year. Of this increase, 19% was due to the full effect of five new sites acquired in June 2000 and September 2000, 31% was due to the acquisition of three new sites in May 2001 and June 2001 and the start-up costs associated with the future openings of Burbank Advanced and Tarzana Advanced, offset by a 4% decrease due to the sale of the VROC facility in March 2001. The remaining 54% of the increase in operating expenses was primarily due to an increase in the net revenues including a 34% increase in salaries and professional reading fees, a 7% increase for the impact of a repair and maintenance contract agreement entered into on March 1, 2000 which resulted in increased fees from 2.82% to 3.22% of net revenue effective November 1, 2000, a 5% increase in outside services including legal, accounting, billing, labor and transcription services, and an 8% increase in other expenses including utilities, insurance and business taxes. Even with the 27.1% increase in net revenue, medical supply expenditures increased only 16.8% from the same period last year primarily due to additional acquisitions of filmless digital equipment at many of the sites and increased purchase discounts.

Included in operating expenses for the years ended October 31, 2001 and 2000 are approximately $44,765,000 and $35,402,000, respectively, for salaries and reading fees, approximately $7,344,000 and $6,334,000, respectively, for building and equipment rentals, and approximately $25,899,000 and $20,471,000, respectively, in general and administrative expenditures.

Depreciation and amortization for the year ended October 31, 2001 increased approximately $2,125,000, or 25%, compared to the same period last year. Of the increase, 29% was due to the acquisition of equipment, 46% was due to the full effect of the acquisition of five new sites during fiscal 2000, and 29% was due to the acquisition of three new sites in fiscal 2001, offset by a 4% decrease upon the sale of VROC in March 2001.

Provision for bad debt for the year ended October 31, 2001 increased approximately $1,441,000, or 56%, compared to the same period last year. The primary reason for the increase was due to the growth in revenue coupled with the Company's overall bad debt percentage increasing from 1.79% of the contractual adjustments during fiscal 2000 to 2.27% of the contractual adjustments during fiscal 2001.

                                                2001                  2000
                                                ----                  ----
INTEREST EXPENSE, NET                       $ 13,620,000          $ 13,140,000
---------------------

Net interest expense for the year ended October 31, 2001 increased approximately $480,000, or 4%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing offset by decreases in line of credit interest charges with the corresponding reductions in the lines of credit balances and the prime interest rate during the respective periods.

                                                2001                  2000
                                                ----                  ----
OTHER INCOME (LOSS), NET                    $  3,698,000            $  (96,000)
------------------------

Other income (loss) for the year ended October 31, 2001 increased approximately $3,794,000. During the year ended October 31, 2001, the Company sold its VROC facility for $4,000,000 cash and recognized a gain on the sale of approximately $3,527,000, recognized losses on the sale or disposal of equipment of approximately $7,000 and generated other income, net of other expense, of approximately $178,000. During the year ended October 31, 2000, the Company recognized losses on the sale or disposal of equipment of approximately $335,000 and generated other income, net of other expense, of approximately $239,000.

                                                2001                  2000
                                                ----                  ----
INCOME TAX BENEFIT                          $  5,110,000             $  --
------------------

For the year ended October 31, 2001, the Company recorded a deferred tax asset of $5,235,000 offset by an income tax payable of $125,000 (See Note 9).

                                                2001                  2000
                                                ----                  ----
MINORITY INTEREST                           $ (343,000)           $ (259,000)
-----------------

Minority interest in joint venture represents the minority investor's 50% share of the Westchester Imaging Group and 25% share of the Burbank Advanced Imaging Center LLC income for the period. Minority interest expense for the year ended October 31, 2001 increased approximately $84,000, or 32%, compared to the same period the previous year. The increase is primarily due to the increased earnings of Westchester Imaging Group.

                                               2001                   2000
                                               ----                   ----
EXTRAORDINARY ITEM                          $ 554,000             $  1,512,000
------------------

Extraordinary gains represent the repurchase of subordinated bond debentures and the write-off or settlement of limited partner notes at a discount.

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                           PERCENTAGE
                                                PERCENT OF NET REVENUE                   DOLLAR INCREASE
                                               YEARS ENDED OCTOBER 31,                      (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2000                1999                    '99 TO '00
                                        ------------------- -------------------       ---------------------
Revenue                                        261.0 %             236.0 %                      34.6%

Less: Allowances                              (161.0)             (136.0)                       44.1
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        21.7

Operating expense
 Operating expenses                            (70.7)              (81.7)                        5.3
 Depreciation and amortization                  (9.8)              (10.7)                       11.3
 Provision for bad debts                        (2.9)               (4.3)                      (17.0)
 Impairment loss                                --                   (.7)                     (100.0)
long-lived         assets
                                        ------------------- -------------------       ---------------------
Total operating expense                        (83.4)              (97.4)                        4.3
                                        ------------------- -------------------       ---------------------

Income from operations                          16.6                 2.6                       668.7

Interest expense, net                          (14.9)              (14.8)                       23.1

Other, net                                      (0.1)               (2.7)                      (95.2)
                                        ------------------- -------------------       ---------------------

Income before minority interest                  1.6               (14.9)                      112.6
and extraordinary item

Minority interest                               (0.3)                0.2                      (290.4)
                                        ------------------- -------------------       ---------------------

Income before extraordinary item                 1.3               (14.7)                      110.4

Extraordinary item                               1.7                 2.1                        (2.8)
                                        ------------------- -------------------       ---------------------

Net income                                       3.0               (12.6)                      128.8
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the year ended October 31, 2000 compared to the year ended October 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report.

                                                2000                  1999
                                                ----                  ----
NET REVENUE                                 $ 87,965,000          $ 72,258,000
-----------

Net revenue increased approximately $15,707,000, or 21.7%, for the year ended October 31, 2000, compared to the same period the previous year. Of the net revenue increase, 1.4% was due to the full effect of three new sites acquired in January 1999 [Redondo], 26.3% was due to the acquisition or opening of six new sites in November 1999 [Los Coyotes], June 2000 [Chino, San Gabriel and Tarzana] and September 2000 [San Francisco and Emeryville], offset by a 6.9% decrease due to the closure and final expenses for three facilities throughout fiscal 1999 [450 Sutter, Parkside and Corona]. The remaining 79.2% of the increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with increasing population, and increased throughput at many sites due to the addition and continued upgrade of medical equipment. In particular were improvements at the Company's Orange facility where net revenues increased approximately 172.5%, or $4,426,000, due to the entry into a new capitation agreement coupled with the addition and upgrade of medical equipment.

OPERATING EXPENSES                              2000                  1999
------------------                              ----                  ----
   OPERATING EXPENSES                       $ 62,207,000          $ 59,060,000
   DEPRECIATION AND AMORTIZATION               8,580,000             7,709,000
   PROVISION FOR BAD DEBTS                     2,581,000             3,111,000
   IMPAIRMENT LOSS ON LONG-LIVED ASSETS           --                   479,000
                                            ------------------------------------
TOTAL OPERATING EXPENSES                    $ 73,368,000          $ 70,359,000

Operating expenses for the year ended October 31, 2000 increased approximately $3,147,000, or 5.3%, compared to the same period the previous year. Of this increase, 10.2% was due to the full effect of three new sites acquired in January 1999, 66.2% was due to the acquisition or opening of six new sites during fiscal 2000, offset by a 33.8% decrease due to the closure and final expenses for three facilities throughout fiscal 1999. The remaining 57.4% of the increase in operating expenses was primarily due to an increase in the net revenues including a 12.3% increase in salaries and professional reading fees and a 48.7% increase in equipment rental for additional operating leases entered into during fiscal 2000. Even with the increase in net revenue, outside services expenditures decreased approximately $2,178,000, or 61.4%, compared to the same period the previous year due to decreased legal expenditures and offsets from the Company's D&O insurance.

Included in operating expenses for the years ended October 31, 2000 and 1999 is approximately $35,402,000 and $30,991,000, respectively, for salaries and reading fees, approximately $6,334,000 and $5,945,000, respectively, for building and equipment rentals, and approximately $20,471,000 and $22,124,000, respectively, in general and administrative expenditures.

Depreciation and amortization for the year ended October 31, 2000 increased approximately $871,000, or 11.3%, compared to the same period the previous year. Of this increase, 43% was due to the acquisition of equipment, 3% was due to the full effect of the acquisition of three new sites during fiscal 1999, and 65% was due to the acquisition or opening of six new sites during fiscal 2000, offset by a 11% decrease in depreciation expense due to the closings or final expenditures of three sites throughout fiscal 1999.

Provision for bad debt for the year ended October 31, 2000 decreased approximately $530,000, or 17%, compared to the same period the previous year. Even with the increase in net revenue, the Company's overall bad debt percentage decreased from 3% of the contractual adjustments during fiscal 1999 to less than 2% of the contractual adjustments during fiscal 2000.

                                                2000                  1999
                                                ----                  ----
INTEREST EXPENSE, NET                       $ 13,140,000          $ 10,674,000
---------------------

Net interest expense for the year ended October 31, 2000 increased approximately $2,466,000, or 23%, compared to the same period the previous year. The increase is primarily a result of acquisitions, new equipment financing and increased lines of credit borrowings.

                                                2000                  1999
                                                ----                  ----
OTHER, NET                                  $ (96,000)            $ (1,988,000)
----------

Net other expense for the year ended October 31, 2000 decreased approximately $1,892,000, or 95%, compared to the same period the previous year. During fiscal 1999, the Company recognized a loss on legal judgments and settlements of approximately $2,456,000.

                                                2000                  1999
                                                ----                  ----
MINORITY INTEREST                           $ (259,000)           $ 136,000
-----------------

Minority interest in joint venture represents the minority investor's 50% share of the Westchester Imaging Group income for the period. Minority interest expense for the year ended October 31, 2000 increased approximately $395,000, or 290%, compared to the same period the previous year. The increase is due to the increased earnings of Westchester Imaging Group.

                                              2000                    1999
                                              ----                    ----
EXTRAORDINARY ITEM                          $ 1,512,000           $ 1,556,000
------------------

Extraordinary gains represent the repurchase of subordinated bond debentures, the settlement of debt and limited partner notes at a discount and the write-off of limited partner notes.


LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the years ended October 31, 2001 and 2000 by $4,000 and $33,000, respectively.

Cash used by investing activities for the year ended October 31, 2001 was $2,833,000 compared to $3,294,000 for the same period in 2000. For the years ended October 31, 2001 and 2000, the Company purchased property and equipment for approximately $7,469,000 and $4,559,000, respectively, received proceeds from the sale of centers or trade-in of equipment for $5,050,000 and $1,540,000, respectively, paid loan fees of $20,000 and $70,000, respectively, and loaned $233,000 and $205,000, respectively, to related parties. In addition, during the year ended October 31, 2001, the Company invested $100,000 in VROC, purchased 59,000 shares of DIS common stock for approximately $30,000, and acquired some of the assets of Sadler Radiology for approximately $31,000.

Cash used for financing activities for the year ended October 31, 2001 was $10,749,000 compared to $4,779,000 for the same period in 2000. For the years ended October 31, 2001 and 2000, the Company made principal payments on capital leases and notes payable of approximately $16,764,000 and $11,652,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $3,883,000 and $7,516,000, respectively, purchased subordinated debentures for approximately $36,000 and $122,000, respectively, and made joint venture distributions of $100,000 and $200,000, respectively. In addition, during the year ended October 31, 2001, the Company received proceeds from the issuance of common stock of approximately $97,000, received $400,000 from its limited partners in a new venture and increased its cash disbursements in transit by $1,771,000. During the year ended October 31, 2000, the Company decreased its cash disbursements in transit by $321,000.

At October 31, 2001, the Company had a working capital deficit of $26,987,000 as compared to a working capital deficit of $44,588,000 at October 31, 2000, representing a decreased deficit of $17,601,000. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive as indicated by improvements in operating income and profitability for the past two years. However, continued effort is planned in the future to allow the Company to continue to operate profitably. Such actions and plans include:

     o Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In fiscal 2001, the Company acquired an imaging center in Modesto. In December 2001, the Company opened a new center in Burbank. The centers have experienced favorable performance in their initial months of operations.

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

     o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursement falls short of the Company's costs. In January 2001, the Company stopped providing services for one capitation contract which improved profitability in the Company's Tower facility.

     o Consolidate under-performing facilities to reduce operating cost duplication and improve operating income. In January 2001, the Company consolidated its Auburn facility with its Scripps site in Sacramento.

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

     o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated continued success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. During fiscal 2001, one of the Company's major lenders agreed to convert $5,542,000 of the Company's current debt into a new series of notes by restructuring existing notes payable, increasing monthly payments and extending terms. In addition, the Company eliminated a second line of credit with DVI Business Credit consolidating its balances into two existing notes increasing credit terms and improving current liabilities and working capital. The Company's long-term relationships with its lenders and their continued confidence in their extensions of credit is critical to the Company's success.

     o Continue to settle historical notes payable, subordinated bond debentures and other debt at a discount.

     o Depending on price, market circumstances and strategic buyers, the Company may look to liquidate non core assets. In March 2001, the Company sold its only radiation therapy center ("VROC") for $4,000,000 and generated a gain of approximately $3,527,000.

Notwithstanding the continued (though improving) working capital deficiency, substantial doubt about the entity's ability to continue as a going concern is alleviated by mitigating factors. Those mitigating factors include the aforementioned actions and plans by management combined with the increasing positive cash flow from operations, unused availability of the Company's working capital lines of credit, and the willingness of existing lenders to offer alternative debt financing and payment plans.

The Company's future obligations for debt and equipment under capital lease for the next five years, including lines of credit, will be approximately $49,430,000, $28,400,000, $25,545,000, $21,680,000 and $24,590,000,
respectively. Interest expense, excluding interest expense on operating lines of credit and subordinated bond debentures, for the next five years, included in the above payments, will be approximately $10,260,000, $8,290,000, $6,200,000, $4,310,000 and $2,000,000, respectively. The Company estimates interest on its bond debentures to be approximately $1,630,000 in fiscal 2002. In addition, the Company has noncancelable operating leases for the use of its facilities and certain medical equipment, which will average approximately $5,580,000 in annual payments over the next five years.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems for the maintenance of the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. In August 2001, the agreement was amended and expires on October 31, 2005. The service fee ranges from 2.82% to 3.74% of net revenue [less provisions for bad debt] and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. For the year ended October 31, 2001, the monthly service fees were 3.22% of net revenues.

The Company's working capital needs are currently provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $22,000,000 or the prior 120-days' cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $10,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At October 31, 2001, $18,429,000 was outstanding under this line.

Under a second line of credit with DVI Business Credit, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The line, originally due October 31, 2000, is currently on a month-to-month basis pending renegotiation. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At October 31, 2001, $2,323,000 was outstanding under this line.

NEW AUTHORITATIVE PRONOUNCEMENTS

         During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 141 ("Business Combinations"), No. 142 ("Goodwill and Other Intangible Assets"), No. 143 ("Accounting for Asset Retirement Obligations"), No. 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets") which are effective for fiscal 2002. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to adopt SFAS 142 in fiscal 2002 and does not expect any impairment of goodwill upon adoption. Goodwill amortization was approximately $1,354,000 in fiscal 2001 and approximately $903,000 in fiscal 2000.

INFLATION

To date, inflation has not had a material effect on the Company's operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The Financial Statements are attached hereto and begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-----------------------------------------------------

         Inapplicable.

                          INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors of Primedex Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and affiliates as of October 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primedex Health Systems, Inc. and affiliates as of October 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/S/ MOSS ADAMS LLP

Los Angeles, California
January 18, 2002

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILATES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31,                                                                   2000              2001
---------------------------------------------------------------------------------------------------------
                                                  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $      36,000    $      40,000
  Accounts receivable, net                                                   20,365,000       28,764,000
  Unbilled receivables and other receivables                                  1,689,000          133,000
  Due from related party                                                        433,000           94,000
  Deferred income taxes                                                               -        5,235,000
  Other                                                                       1,075,000        1,328,000
                                                                          --------------   --------------
               Total current assets                                          23,598,000       35,594,000
                                                                          --------------   --------------

PROPERTY AND EQUIPMENT, net                                                  44,358,000       65,368,000
                                                                          --------------   --------------

OTHER ASSETS
  Accounts receivable, net                                                    2,110,000        2,499,000
  Due from related parties                                                       96,000           60,000
  Goodwill, net                                                              19,339,000       24,064,000
  Other                                                                       1,124,000          844,000
                                                                          --------------   --------------
               Total other assets                                            22,669,000       27,467,000
                                                                          --------------   --------------

                                                                          $  90,625,000    $ 128,429,000
                                                                          ==============   ==============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Cash disbursement in transit                                            $   2,032,000    $   3,804,000
  Accounts payable and accrued expenses                                      15,416,000       19,361,000
  Income taxes payable                                                                -          125,000
  Notes payable to related party                                              2,554,000          119,000
  Current portion of notes and leases payable                                48,184,000       39,172,000
                                                                          --------------   --------------
               Total current liabilities                                     68,186,000       62,581,000

LONG-TERM LIABILITIES
  Subordinated debentures payable                                            17,530,000       16,303,000
  Notes payable to related party                                                      -        1,330,000
  Notes and leases payable, net of current portion                           65,041,000       90,569,000
  Accrued expenses                                                              122,000        1,986,000
                                                                          --------------   --------------
               Total long-term liabilities                                   82,693,000      110,188,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                    499,000        1,142,000

REDEEMABLE STOCK                                                                160,000          160,000

STOCKHOLDERS' DEFICIT                                                       (60,913,000)     (45,642,000)
                                                                          --------------   --------------

                                                                          $  90,625,000    $ 128,429,000
                                                                          ==============   ==============


The accompanying notes are an integral part of these financial statements                             F-2

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILATES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31,                                              1999            2000             2001
----------------------------------------------------------------------------------------------------------------
REVENUE
    Revenue                                                     $ 170,518,000    $ 229,598,000    $ 284,981,000
    Less: Allowances                                               98,260,000      141,633,000      173,144,000
                                                                --------------   --------------   --------------

            Net revenue                                            72,258,000       87,965,000      111,837,000

OPERATING EXPENSES
    Operating expenses                                             59,060,000       62,207,000       78,008,000
    Depreciation and amortization                                   7,709,000        8,580,000       10,705,000
    Provision for bad debts                                         3,111,000        2,581,000        4,022,000
    Impairment loss on long-lived assets                              479,000                -                -
                                                                --------------   --------------   --------------

            Total operating expenses                               70,359,000       73,368,000       92,735,000
                                                                --------------   --------------   --------------

            Income from operations                                  1,899,000       14,597,000       19,102,000
                                                                --------------   --------------   --------------

OTHER EXPENSE
    Interest expense, net                                         (10,674,000)     (13,140,000)     (13,620,000)
    Loss on legal judgments and settlements                        (2,456,000)               -                -
    Gain (loss) on sale of subsidiaries, divisions and assets          70,000         (335,000)       3,520,000
    Other                                                             398,000          239,000          178,000
                                                                --------------   --------------   --------------

            Total other expense                                   (12,662,000)     (13,236,000)      (9,922,000)
                                                                --------------   --------------   --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES,
    MINORITY INTEREST AND EXTRAORDINARY ITEM                      (10,763,000)       1,361,000        9,180,000

INCOME TAX BENEFIT                                                          -                -        5,110,000
                                                                --------------   --------------   --------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
    EXTRAORDINARY ITEM                                            (10,763,000)       1,361,000       14,290,000

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                         136,000         (259,000)        (343,000)
                                                                --------------   --------------   --------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                           (10,627,000)       1,102,000       13,947,000

EXTRAORDINARY ITEM - GAIN FROM EXTINGUISHMENT
    OF DEBT (NET OF INCOME TAXES OF $0)                             1,556,000        1,512,000          554,000
                                                                -------------    -------------    -------------


NET INCOME (LOSS)                                               $  (9,071,000)   $   2,614,000    $  14,501,000
                                                                ==============   ==============   ==============


BASIC EARNINGS PER SHARE
    Income (loss) before extraordinary gain                     $       (0.27)   $        0.03    $        0.35
    Extraordinary gain                                                   0.04             0.04             0.01
                                                                --------------   --------------   --------------

BASIC NET INCOME (LOSS) PER SHARE                               $       (0.23)   $        0.07    $        0.36
                                                                ==============   ==============   ==============

DILUTED EARNINGS PER SHARE
    Income (loss) before extraordinary gain                     $       (0.27)   $        0.03    $        0.32
    Extraordinary gain                                                   0.04             0.04             0.01
                                                                --------------   --------------   --------------

DILUTED NET INCOME (LOSS) PER SHARE                             $       (0.23)   $        0.07    $        0.33
                                                                ==============   ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                          38,973,908       38,992,323       39,960,972
                                                                ==============   ==============   ==============
    Diluted                                                        38,973,908       39,843,422       44,170,547
                                                                ==============   ==============   ==============

The accompanying notes are an integral part of these financial statements                                    F-3

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001
-----------------------------------------------------------------------------------------------------------------------

                                        Common Stock, $.01 par value,
                                        100,000,000 shares authorized                        Treasury Stock, at cost
                                        ------------------------------    Paid-in       -------------------------------
                                            Shares          Amount        Capital          Shares            Amount
                                        --------------  --------------  --------------  --------------   --------------
BALANCE - OCTOBER 31, 1998                 40,757,260   $     408,000   $  99,252,000      (1,625,000)   $    (615,000)
   (unaudited)
   Conversion of subordinated
      debentures to common stock                  500               -           5,000               -                -

   Purchase of stock put                            -               -          80,000        (200,000)         (80,000)

   Discounted note, net                             -               -               -               -                -

   Net loss                                         -               -               -               -                -
                                        --------------  --------------  --------------  --------------   --------------

BALANCE - OCTOBER 31, 1999                 40,757,760         408,000      99,337,000      (1,825,000)        (695,000)

   Issuance of common stock                   200,000           2,000          28,000               -                -

   Discounted note, used to retire
      subordinated debentures                       -               -               -               -                -

   Net income                                       -               -               -               -                -
                                        --------------  --------------  --------------  --------------   --------------

BALANCE - OCTOBER 31, 2000                 40,957,760         410,000      99,365,000      (1,825,000)        (695,000)

   Issuance of common stock                 1,474,250          15,000         743,000               -                -

   Payment of subscription receivable               -               -               -               -                -

   Net income                                       -               -               -               -                -
                                        --------------  --------------  --------------  --------------   --------------

BALANCE - OCTOBER 31, 2001                 42,432,010   $     425,000   $ 100,108,000      (1,825,000)   $    (695,000)
                                        ==============  ==============  ==============  ==============   ==============

continued below:


                                                                                 Stock            Total
                                             Accumulated      Due from        Subscription    Stockholders'
                                               Deficit      Related Party      Receivable        Deficit
                                           --------------   --------------   --------------   --------------
BALANCE - OCTOBER 31, 1998                 $(153,476,000)   $    (899,000)   $     (30,000)   $ (55,360,000)
   (unaudited)
   Conversion of subordinated
      debentures to common stock                       -                -                -            5,000

   Purchase of stock put                               -                -                -                -

   Discounted note, net                                -           69,000                -           69,000

   Net loss                                   (9,071,000)               -                -       (9,071,000)
                                           --------------   --------------   --------------   --------------

BALANCE - OCTOBER 31, 1999                  (162,547,000)        (830,000)         (30,000)     (64,357,000)

   Issuance of common stock                            -                -          (30,000)               -

   Discounted note, used to retire
      subordinated debentures                          -          830,000                -          830,000

   Net income                                  2,614,000                -                -        2,614,000
                                           --------------   --------------   --------------   --------------

BALANCE - OCTOBER 31, 2000                  (159,933,000)               -          (60,000)     (60,913,000)

   Issuance of common stock                            -                -                -          758,000

   Payment of subscription receivable                  -                -           12,000           12,000

   Net income                                 14,501,000                -                -       14,501,000
                                           --------------   --------------   --------------   --------------

BALANCE - OCTOBER 31, 2001                 $(145,432,000)   $           -    $     (48,000)   $ (45,642,000)
                                           ==============   ==============   ==============   ==============

The accompanying notes are an integral part of these financial statements                               F-4

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31,                                               1999            2000            2001
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                            $ (9,071,000)   $  2,614,000    $ 14,501,000
     Adjustments to reconcile net income (loss) to net cash
        from operating activities:
        Depreciation and amortization                                7,709,000       8,580,000      10,705,000
        Provision for bad debts and allowance adjustments            2,039,000         (25,000)      3,297,000
        Loss on legal judgments and settlements                      2,456,000               -               -
        Gain (loss) on write-downs, amortization
          and disposals of other assets and accrued liabilities        509,000         417,000        (116,000)
        Gain on sale of assets, subsidiaries and divisions             (70,000)              -      (3,527,000)
        Imputed interest expense                                       191,000       1,169,000       1,154,000
        Minority interest in earnings of subsidiaries                 (136,000)        259,000         343,000
        Extraordinary gain                                          (1,556,000)     (1,512,000)       (554,000)
        Changes in assets and liabilities:
            Accounts receivable                                     (2,593,000)     (1,798,000)    (12,157,000)
            Unbilled receivables                                      (407,000)     (1,271,000)      1,556,000
            Other assets                                               254,000        (458,000)       (495,000)
            Deferred income taxes                                            -               -      (5,235,000)
            Accounts payable and accrued expenses                    1,818,000         131,000       3,989,000
            Income taxes payable                                             -               -         125,000
                                                                  -------------   -------------   -------------

            Net cash provided by operating activities                1,143,000       8,106,000      13,586,000
                                                                  -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of imaging centers - net of cash acquired            (100,000)              -         (61,000)
     Purchase of property and equipment                             (6,657,000)     (4,559,000)     (7,469,000)
     Proceeds from sale of divisions, centers, and equipment         1,089,000       1,540,000       5,050,000
     Loan fees                                                        (118,000)        (70,000)        (20,000)
     Investment in center                                                    -               -        (100,000)
     Loans to related parties                                          (80,000)       (205,000)       (233,000)
                                                                  -------------   -------------   -------------

            Net cash used by investing activities                   (5,866,000)     (3,294,000)     (2,833,000)
                                                                  -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash overdraft                                                    624,000        (321,000)      1,771,000
     Principal payments on notes and leases payable                (14,325,000)    (11,652,000)    (16,764,000)
     Proceeds from short and long-term borrowings                   18,860,000       7,516,000       3,883,000
     Purchase of treasury stock                                        (55,000)              -               -
     Purchase of subordinated debentures                              (337,000)       (122,000)        (36,000)
     Proceeds from issuance of common stock                                  -               -          97,000
     Joint venture proceeds                                                  -               -         400,000
     Joint venture distributions                                      (100,000)       (200,000)       (100,000)
                                                                  -------------   -------------   -------------

            Net cash provided (used) by financing activities         4,667,000      (4,779,000)    (10,749,000)
                                                                  -------------   -------------   -------------

NET INCREASE/(DECREASE) IN CASH                                        (56,000)         33,000           4,000

CASH, beginning of year                                                 59,000           3,000          36,000
                                                                  -------------   -------------   -------------

CASH, end of year                                                 $      3,000    $     36,000    $     40,000
                                                                  =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for
            Interest                                              $ 10,719,000    $ 12,981,000    $ 12,646,000
                                                                  =============   =============   =============
            Income taxes                                          $          -    $          -    $          -
                                                                  =============   =============   =============

The accompanying notes are an integral part of these financial statements                                  F-5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

        SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $12,000,000, $5,135,000 and $21,753,000 for the years ended October 31, 1999, 2000 and 2001, respectively.

        Effective March 1, 2001, the Company's DIS subsidiary sold it Valley Regional Oncology Center ["VROC"] and recognized a gain on the sale of $3,527,000. As part of the sale, the Company wrote-off $404,000 in net property and equipment and $75,000 in net other current assets.

        During the year ended October 31, 2001, the Company acquired three imaging centers. Effective May 10, 2001, the Company acquired the assets and business of Modesto Imaging Center and recorded net property and equipment of $1,868,000, notes payable of $6,886,000, other liabilities of $1,032,000 and goodwill of $6,050,000. Effective June 1, 2001, the Company acquired a portion of the equipment of two imaging centers located in Palm Springs and Palm Desert, California and recorded net property and equipment of $376,000, notes payable of $342,000 and other liabilities of $35,000.

        During the year ended October 31, 2001, the Company restructured a portion of its debt with DVI transferring the liquidation value of its preferred stock into other notes payable. As part of the transaction, accrued interest of approximately $235,000 was accumulated into the new notes payable balances.

        During the year ended October 31, 2001, warrants for 920,100 shares of common stock were exercised for approximately $230,000. As part of the transaction, the Company deducted the exercise price from its notes payable payment due to the same individuals.

        During the year ended October 31, 2001, a cashless exercise of warrants occurred, and 65,484 shares of common stock were issued to eight note holders of the Company. In fiscal 1996, these warrants were issued to the note holders with options for a cashless exercise for common stock if the Company's stock prices exceeded certain levels.

        During the year ended October 31, 2000, the Company acquired the assets of two open MRI facilities in Northern California for approximately $3,300,000 in notes payable. As part of the transaction, the Company recorded net property and equipment of approximately $1,900,000 and goodwill of approximately $1,400,000.

        During the year ended October 31, 2000, the Company acquired three hospital-based MRI centers, previously sold to Diagnostic Health Services, Inc. ["DHS"] in 1997, for approximately $14,200,000 in notes payable. As part of the transaction, the Company recorded net accounts receivable of approximately $917,000, net property and equipment of approximately $3,380,000 and goodwill of approximately $8,240,000. In addition, the Company wrote-off deferred revenue related to covenants-not-to-compete with DHS of approximately $1,350,000 and other liabilities of approximately $305,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 1999, 2000 AND 2001
--------------------------------------------------------------------------------

        During the year ended October 31, 2000, an officer of the Company exercised his stock options to acquire 200,000 shares of the Company's common stock at $.15 per share, or $30,000. As of October 31, 2001, approximately $18,000 remains due to the Company on or before May 3, 2002 and bears interest at 7.0%.

        During the year ended October 31, 2001, the Company exchanged a $635,000 notes receivable from a related party and recorded a related party payable for approximately $119,000 for the purchase of $1,159,000 of the Company's subordinated debentures. The Company recorded a $405,000 extraordinary gain as a result of the transaction.

        During the year ended October 31, 2000, the Company exchanged a $894,000 note receivable from a related party for $2,273,000 in subordinated debentures. The Company recorded a $1,380,000 extraordinary gain as a result of this transaction.

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

        During the years ended October 31, 1999, the Company recorded goodwill and notes payable of approximately $429,000 to acquire shares of a subsidiary's common stock.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

         Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services in the state of California. Imaging services include MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology. The operations of the Company comprise a single segment for financial reporting purposes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of Primedex Health Systems, Inc.; Radnet Management, Inc. ["Radnet"]; Diagnostic Imaging Services, Inc.["DIS"] and Radnet Managed Imaging Services, Inc.["RMIS"] (collectively referred to as "the Company"). Radnet Management, Inc. is combined with Beverly Radiology Medical Group III ["BRMG"] and consolidated with Radnet Sub, Inc., Westchester Imaging Group (a joint venture), Radnet Management I, Inc., Radnet Management II, Inc. ["Modesto"], Burbank Advanced LLC and SoCal MR Site Management, Inc.. Diagnostic Imaging Services is also combined with BRMG.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTS RECEIVABLE AND ALLOWANCES - Accounts receivable are stated at gross amounts billed, less allowances. A significant portion of the Company's accounts receivable involve third-party payors, primarily insurance companies. The collection cycle on accounts receivable from continuing operations extends up to 36 months with most personal injury cases having the longest collection cycle. The current portion of accounts receivable are the amounts which are reasonably expected to be collected within one year, based upon historical collection data.

         Accounts receivable as of October 31, 2001, are shown net of contractual allowances and allowances for doubtful accounts of approximately $54,211,000, of which $49,878,000 has been deducted from current receivables and $4,333,000 has been deducted from noncurrent receivables. Accounts receivable as of October 31, 2000, are shown net of contractual allowances and allowances for doubtful accounts of approximately $32,114,000, of which $29,100,000 has been deducted from current receivables and $3,014,000 has been deducted from noncurrent receivables.

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

         REVENUE RECOGNITION -
               NET PATIENT SERVICE REVENUE - Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services in the period in which services are provided. Billing is usually completed by the following month. Premium revenue, net of prepaid plan revenue, for the year ended October 31, 2000 and 2001 was approximately $163,093,000 and $217,736,000, respectively.

         Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement.

               PREPAID PLAN REVENUE - The Company contracts with health maintenance organizations and other third parties to provide health care services to plan enrollees. Under the various contracts, the Company receives a per enrollee amount (capitated payment) each month covering all contracted services needed by the plan enrollees. Capitation payments are recognized as premium revenue during the period in which the Company is obligated to provide services to the plan enrollees. Gross revenue for the year ended October 31, 2000 and 2001 was approximately $66,505,000 and $67,245,000, respectively. Net revenue for the year ended October 31, 2000 and 2001 was approximately $16,779,000 and $19,130,000, respectively.

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

         With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes an allowance for uncollectible accounts. Gross charges by payor for the year ended October 31, 2000 and 2001 were:

                                                       2000          2001
                                                       ----          ----
               Capitation contracts                    28.9%         23.6%
               Special group contract                  19.0%         17.8%
               HMO/PPO/Managed care                    16.8%         21.2%
               Medicare                                11.1%         11.0%
               Blue Cross/Shield/Champus                9.1%          9.3%
               Commercial insurance                     5.2%          7.2%
               Workers Comp                             3.6%          4.0%
               Medi-cal                                 2.4%          2.7%
               Other                                    3.9%          3.2%

         Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

         USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         IMPAIRMENT ON LONG-LIVED ASSETS - Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with Statement of Financial Accounting Standards
(SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected cash flows from related operations. As of October 31, 2001, the Company expects the remaining carrying value of assets to be fully recoverable.

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

         EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury as follows:

                                                      Year Ended October 31,
                                         --------------------------------------------
                                              1999           2000            2001
                                         -------------   -------------  -------------
Net income (loss) for earnings
per share computation                    $ (9,071,000)   $  2,614,000   $ 14,501,000
                                         =============   =============  =============
BASIC
Weighted average number of
common shares outstanding
during the year                            38,973,908      38,992,323     39,960,972
                                         =============   =============  =============

Basic earnings per share                 $      (0.23)   $       0.07   $       0.36
                                         =============   =============  =============

DILUTED
Weighted average number of common
shares outstanding used in calculating
basic earnings per share                   38,973,908      38,992,323     39,960,972

Add additional shares issuable
upon exercise of stock options,
warrants and convertible securities                 -         851,099      4,209,575
                                         -------------   -------------  -------------

Weighted average number of
common shares used in calculating
diluted earnings per share                 38,973,908      39,843,422     44,170,547
                                         =============   =============  =============

Diluted earnings per share               $      (0.23)   $       0.07   $       0.33
                                         =============   =============  =============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         For the year ended October 31, 1999, the Company has not included the effect of assumed conversions and exercises of stock options and warrants since the effect of such an inclusion would be antidilutive. For the year ended October 31, 2000, the Company has included 2,571,963 of options and warrants in the calculation of dilutive earnings per share. Common stock equivalents, which are exercisable into 4,156,790 shares of common stock at October 31, 2000, have been excluded because their effect would be antidilutive. For the year ended October 31, 2001, the Company has included 7,724,350 options and warrants in the calculation of diluted earnings per share. The Company has excluded 3,483,822 options and warrants in the calculation of diluted earnings per share because their effect would be antidilutive as of October 31, 2001. However, these instruments could potentially dilute earnings per share in future years.

         NEW ACCOUNTING PRONOUNCEMENTS - During 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 141 ("Business Combinations"), No. 142 ("Goodwill and Other Intangible Assets"), No. 143 ("Accounting for Asset Retirement Obligations"), No. 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets") which are effective for fiscal 2002. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to early adopt SFAS 142 in fiscal 2002 and does not expect any impairment of goodwill upon adoption. Goodwill amortization was approximately $1,354,000 in fiscal 2001 and approximately $903,000 in fiscal 2000.

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES

Future openings of imaging center:
----------------------------------
         In December 2000, the Company entered into a new lease arrangement for 2,400 square feet of additional space in Tarzana, California to open an imaging center offering MRI, CT and PET services. The annual rent expenditure will be approximately $66,000 with the lease term expiring in December 2007. The center opened in January 2002.

         In March 2001, the Company entered into a new lease arrangement for 5,787 square feet of property in Burbank, California to open a new center providing multiple services including a high-field MRI, open MRI, CT, PET, ultrasound, nuclear medicine and x-ray services. The initial rent expenditure is approximately $15,000 per month. The center opened in late December 2001.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES (Continued)

Sale of imaging center:
-----------------------
         Effective March 1, 2001, the Company's DIS subsidiary sold its Valley Regional Oncology Center ["VROC"] to Summit Health Enterprises, LLC, an unaffiliated third party, for $4,000,000 cash and recognized a gain on the sale of approximately $3,527,000. In addition, the Company invested an additional $100,000 in the center for which it received an 8.89% interest. For the four months ended February 28, 2001, the center generated net revenue of approximately $570,000 and net income of approximately $190,000.

Acquisitions and openings of imaging centers:
---------------------------------------------
         In November 1999, the Company opened Los Coyotes Imaging in Long Beach, California, a start-up facility providing MRI, CT, nuclear medicine and diagnostic x-ray services.

         In June 2000, the Company formed SoCal MR Site Management, Inc. and acquired the operating sites and some of the assets of three hospital-based MRI facilities; Tarzana MRI, Chino Valley MRI, and San Gabriel Valley MRI, (formerly sold to an unrelated third party in 1997), for $14.2 million in notes payable.

         On August 30, 2000, the Company's subsidiary Radnet Management I, Inc. acquired the assets of two open MRI centers in San Francisco and Emeryville, California for $3.3 million in notes payable. In conjunction with the transaction, the Company closed its other site in San Francisco at 450 Sutter Street and consolidated its business at the new center.

         Effective May 9, 2001, the Company acquired certain assets and related liabilities of Modesto Imaging Center, Inc. ["Modesto"]. The results of operations have been included in the consolidated financial statements as of that date. Modesto provides MRI, CT, ultrasound, mammography and x-ray services. The aggregate purchase price was $7,918,000, consisting of cash and notes payable of $6,357,000, assumption of debt totaling $561,000 and contingent consideration of $1,000,000 placed in an escrow account, payable upon the Modesto center reaching certain guaranteed net collection levels.

         The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

               Property and equipment                             $ 1,868,000
               Goodwill                                             6,050,000
                                                                  ------------
                  Total assets acquired                             7,918,000

               Current liabilities                                    (32,000)
               Long-term debt                                        (529,000)
                                                                  ------------
                  Total liabilities assumed                          (561,000)
                                                                  ------------
               Net assets acquired                                $ 7,357,000
                                                                  ============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES  (Continued)

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

         The following represents the unaudited pro forma results of operations as if the acquisition had been acquired as of the beginning of the respective reporting periods presented:

                                                              Years ending October 31,
                                               ---------------------------------------------------
                                                    1999              2000              2001
                                               ---------------   ---------------   ---------------
Net revenue                                      $ 81,357,000      $ 99,255,000     $ 118,518,000
Net income before extraordinary item               (8,709,000)        2,899,000        14,516,000
Net income                                         (7,153,000)        4,411,000        15,070,000
EPS                                                     (0.18)             0.11              0.34

         Effective June 1, 2001, the Company acquired a portion of the assets and related liabilities of Sadler Radiology, Inc.. The results of operations have been included in the consolidated financial statements as of that date. Sadler Radiology, Inc. is the provider of radiology services in two imaging centers in Palm Springs and Palm Desert, California. The aggregate purchase price was $407,000, consisting of a cash purchase price of $31,000 and the assumption of debt and liabilities totaling $376,000. The purchase price has been allocated to property and equipment.

         As a result of the aforementioned purchases, the Company has expanded its California market presence and increased its medical contract capacity.

Investment in subsidiary:
-------------------------
         During the year ended October 31, 1999, the Company purchased 390,100 shares of DIS outstanding common stock for approximately $480,000, receiving 390,100 warrants to purchase common stock of the Company at $.25 per share. During the year ended October 31, 2001, the Company purchased an additional 59,000 shares of DIS outstanding common stock for approximately $30,000 increasing its ownership to 10,237,000 shares, or approximately 91%.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation and amortization as of October 31, 2000 and 2001 are:

                                                      2000             2001
                                                 --------------   --------------

  Land                                           $   1,764,000    $   1,764,000
  Buildings                                          2,476,000        2,476,000
  Medical equipment                                 17,784,000       20,965,000
  Office equipment, furniture and fixtures           4,965,000        6,879,000
  Leasehold improvements                            12,950,000       18,173,000
  Equipment under capital lease                     32,123,000       50,167,000
                                                 --------------   --------------
                                                    72,062,000      100,424,000
  Accumulated depreciation and amortization        (27,704,000)     (35,056,000)
                                                 --------------   --------------
                                                 $  44,358,000    $  65,368,000
                                                 ==============   ==============

         Depreciation and amortization expense on property and equipment for the year ended October 31, 1999, 2000 and 2001 was approximately $6,680,000, $7,315,000 and $9,052,000, respectively. Accumulated amortization under capital leases for the years ended October 31, 2000 and 2001 was approximately $13,470,000 and $15,197,000, respectively. Amortization expense under capital leases for the years ended October 31, 1999, 2000 and 2001 was approximately, $3,000,000, $3,530,000, and $4,216,000, respectively.

NOTE 5 - INTANGIBLE ASSETS

         Intangible assets consist of goodwill recorded at cost of $24,250,000 and $30,330,000, less accumulated amortization of $4,912,000 and $6,265,000 for the years ended October 31, 2000 and 2001, respectively. Amortization expense of approximately $1,030,000, $903,000 and $1,653,000 was recognized for the years ended October 31, 1999, 2000 and 2001, respectively.

         During the year ended October 31, 2000, the Company recorded goodwill of $8,242,000 in connection with the acquisition of three hospital-based MRI facilities in Tarzana, San Gabriel Valley and Chino, California and $1,404,000 in connection with the acquisition of two open MRI facilities in San Francisco and Emeryville, California. During the year ended October 31, 2001, the Company recorded goodwill of $6,050,000 in connection with the acquisition of Modesto Imaging Center and $30,000 in connection with the purchase of an additional 59,000 shares of DIS common stock.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INTANGIBLE ASSETS (CONTINUED)

         During the year ended October 31, 1999, the Company recorded goodwill in connection with the acquisition of additional shares of DIS stock of approximately $478,000, which was written off as an impairment loss.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                    2000                2001
                                                -------------      -------------
Accounts payable                                $  7,100,000       $  7,423,000
Accrued expenses                                   5,567,000         10,116,000
Accrued professional fees                          2,062,000          2,163,000
Accrued loss on legal judgments                      575,000            412,000
Other                                                234,000          1,233,000
                                                -------------      -------------
                                                  15,538,000         21,347,000
Less long-term portion of accrued
  expenses, professional fees,
  accrued losses and other                          (122,000)        (1,986,000)
                                                -------------      -------------
                                                $ 15,416,000       $ 19,361,000
                                                =============      =============

         Accrued professional fees consist of outside professional agreements, which are paid out of net cash collections. The long-term portion relates to the accounts receivable classified as long-term.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

          Notes payable, long-term debt and capital lease obligations at October 31, 2001 and 2000 consists of the following:

                                                             2000             2001
                                                         --------------   --------------
Revolving lines of credit                                $  26,497,000    $  20,752,000

Note payable bearing interest at the bank's prime rate
plus 1%, due October 2000, collateralized by certain
accounts receivable, subsequently converted to
preferred stock and then converted back into notes
payable                                                      5,494,000                -

Notes payable at interest rates ranging  from
6.6% to 11.2%, due through 2007, collateralized by
medical equipment                                           54,581,000       66,024,000

Note payable bearing interest at 9.5%, due in 2005,
collateralized by real estate                                1,510,000        1,701,000

Obligations from a Company acquisition bearing
interest at 8%, due through 2002                               481,000          278,000

Obligations under capital leases at interest
rates ranging from 8.9% to 13.6%, due through
2008, collateralized by medical and office equipment        24,662,000       40,986,000
                                                         --------------   --------------

                                                           113,225,000      129,741,000
Less: current portion                                      (48,184,000)     (39,172,000)
                                                         --------------   --------------

                                                         $  65,041,000    $  90,569,000
                                                         ==============   ==============

          The Company's working capital needs currently are provided under two lines of credit. Under one line of credit, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $22,000,000. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Interest on outstanding borrowings is payable monthly at the greater of 8% or the bank's prime rate plus 2.5%, with a minimum interest paid each month of $60,000. At October 31, 2001 approximately $18,429,000 was outstanding under this line and is due December 31, 2003. The lender holds a first lien position on substantially all of Radnet's assets. The president and C.E.O. of the Company

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

has personally guaranteed $10,000,000 of the line. The line is further secured by a $5,000,000 life insurance policy of the president and C.E.O.

          Under the second line of credit, the Company may borrow the lesser of 110% of eligible accounts receivable or $5,000,000. Interest on the outstanding balance is payable monthly at the bank's prime rate plus 1%. At October 31, 2001, approximately $2,323,000 was outstanding on this line. This line of credit is on a month-to-month basis. This credit line is collateralized by approximately 80% of the Tower division's eligible accounts receivable. A third line with the same lender was eliminated during the year ended October 31, 2001 by restructuring two of the lender's existing notes payable with the Company distributing the combined balances over 72 months. As of October 31, 2000, approximately $3.6 million was outstanding under this line.

          The banks prime rate at October 31, 2001 was 5.5%. The total funds available for borrowing under the two lines are approximately $6,129,000 at October 31, 2001. For the year ended October 31, 2000 and 2001, the weighted average interest rate on short-term borrowings was 11.4% and 9.0%, respectively.

         Annual principal maturities of long-term obligations exclusive of capital leases but including lines of credit as current liabilities, for future years ending October 31, are:

          2002                                    $  31,789,000
          2003                                       12,169,000
          2004                                       11,413,000
          2005                                       10,346,000
          2006                                       17,096,000
          Thereafter                                  5,942,000
                                                  --------------
                                                  $  88,755,000
                                                  ==============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

         The Company leases equipment under capital lease arrangements. Future minimum lease payments under capital leases as of October 31, 2001 are:


          2002                                                     $ 11,000,000
          2003                                                       10,825,000
          2004                                                       10,041,000
          2005                                                        8,417,000
          2006                                                        6,255,000
          Thereafter                                                  5,598,000
                                                                   -------------
          Total minimum payments                                     52,136,000
          Amount representing interest                              (11,150,000)
                                                                   -------------
          Present value of net minimum lease payments                40,986,000

          Current portion                                            (7,383,000)
                                                                   -------------
          Long-term portion                                        $ 33,603,000
                                                                   =============

         At October 31, 2001, the Company is in default on approximately $321,000 under various note agreements, pertaining to the acquisition of imaging centers, for non-payment of principal and interest. These notes have been classified as current payables.

         During the years ended October 31, 1999, 2000 and 2001, the Company paid off and renegotiated various obligations at discounts resulting in extraordinary gains of $1,217,000, $20,000 and $117,000, respectively.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - SUBORDINATED DEBENTURES (CONTINUED)

         Amortization expense of the offering costs for the years ended October 31, 1999, 2000 and 2001 was $233,000, $230,000 and $202,000, respectively.
Interest expense for the years ended October 31, 1999, 2000 and 2001 was approximately $2,040,000, $1,984,000 and $1,720,000, respectively. During the year ended October 31, 1999, debentures totaling $5,000 were converted into 500 shares of common stock. There were no conversions during the years ended October 31, 2000 and 2001.

         During the years ended October 31, 1999, 2000 and 2001, the Company repurchased debentures with face amounts of $676,000, $234,000 and $68,000, for $337,000, $122,000 and $37,000, respectively, resulting in gains on early extinguishments of $339,000, $112,000 and $31,000, respectively. During the year ended October 31, 2000 , the Company exchanged a $893,000 note receivable from a related party for $2,273,000 in subordinated debentures. The Company recorded a $1,380,000 extraordinary gain as a result of this transaction. During the year ended October 31, 2001, the Company exchanged a $634,000 note receivable from a related party and recorded a $119,000 related party payable for $1,159,000 in subordinated debentures. The Company recorded a $406,000 extraordinary gain as a result of this transaction. In connection with these transactions, $35,000, $76,000 and $23,000 of net offering costs were written-off during the years ended October 31, 1999, 2000 and 2001, respectively.

NOTE 9 - INCOME TAXES

          Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and operating loss carryforwards.

The components of the income tax provisions are as follows:

                                       1999            2000             2001
                                   ------------    ------------     ------------
Current tax provision
  Federal                          $         -     $         -      $   100,000
  State                                      -               -           25,000
                                   ------------    ------------     ------------
                                             -               -          125,000
Deferred tax benefit                         -               -       (5,235,000)
                                   ------------    ------------     ------------
                                   $         -     $         -      $(5,110,000)
                                   ============    ============     ============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

          Reconciliation between the effective tax rate and the statutory tax rates for the years ended October 31, 1999, 2000 and 2001 are as follows:

                                                  1999       2000       2001
                                                --------   --------   --------

Federal tax                                      (34.0)%    (34.0)%    (34.0)%
State franchise tax, net of federal benefit       (5.8)      (5.8)      (5.8)
Change in valuation allowance                     39.8       39.8       90.6
Other                                              -          -         (0.2)
                                                --------   --------   --------
      Income tax benefit                           -   %      -   %     50.6%
                                                ========   ========   ========

          At October 31, 2000 and 2001, the Company's deferred tax assets are comprised of the following items:

                                                                   2000             2001
                                                               -------------   -------------
DEFERRED TAX ASSETS, current
      Net operating loss carryforwards                         $          -    $  5,235,000
      Other                                                         327,000       1,462,000
                                                               -------------   -------------
                                                                    327,000       6,697,000
      Valuation allowance                                          (327,000)     (1,462,000)
                                                               -------------   -------------
                                                               $          -    $  5,235,000
                                                               =============   =============

DEFERRED TAX ASSETS, noncurrent
      Tax basis of intangible assets in excess of book basis   $  9,681,000    $  8,062,000
      Book basis of fixed assets in excess of tax basis          (3,654,000)     (6,008,000)
      Net operating loss carryforwards                           46,243,000      39,269,000
                                                               -------------   -------------
                                                                 52,270,000      41,323,000
      Valuation allowance                                       (52,270,000)    (41,323,000)
                                                               -------------   -------------
                                                               $          -    $          -
                                                               =============   =============

          The valuation allowance of $52,270,000 and $41,323,000 at October 31, 2000 and 2001, respectively, represents a decrease of $1,377,000 and a $10,947,000 respectively, over the preceding year.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

          The Company has net operating loss carryforwards of approximately $102,300,000, which expire as follows:

          2008                                                   $  18,400,000
          2009                                                      16,200,000
          2010                                                      15,700,000
          2011                                                      16,900,000
          2012                                                       1,700,000
          2013                                                      15,300,000
          2014                                                      12,300,000
          2015                                                       5,800,000
                                                                 --------------

         Total                                                   $ 102,300,000
                                                                 ==============


          As of October 31, 2001, $24,700,000 of the Company's federal net operating loss carryforwards are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code.

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

PREFERRED STOCK

          The Company has authorized the issuance of 10,000,000 shares of preferred stock with a par value of $.01 per share. There are no preferred shares issued or outstanding at October 31, 1999, 2000 or 2001. Shares may be issued in one or more series. During the year ended October 31, 2001, the Company issued 5,542,018 preferred shares in settlement of certain debt obligations and subsequently retired the stock by restructuring existing notes payable and combining the preferred stock balance due of approximately $5,542,000 plus accrued interest of approximately $235,000. In conjunction with this refinancing, the Company issued five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $1 per share.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

REDEEMABLE STOCK

          In January 1998, the Company entered into a five-year agreement with a former officer of the Company whereby the Company agreed to purchase up to 600,000 shares of the Company's common stock from the former officer at $.40 per share, in minimum increments of 100,000 shares, upon his election any time prior to February 28, 2003. In January 1999, the Company repurchased 200,000 shares under this agreement. Subsequent to year-end, the Company paid the former officer $40,000 for his rights to have the Company repurchase the remaining 400,000 shares.

STOCK OPTION INCENTIVE PLANS

          The Company has a long-term incentive stock option plan which reserves 2,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, the Company has issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and has also issued stock under the plan. Subsequent to year-end, the Company issued 132,800 shares as a bonus to 274 employees ($.60 per share public closing price on authorization date). The following table summarizes the activity for the three years ended October 31, 2001:

                                                   Outstanding Options
                                            ----------------------------------
                                                Number        Exercise Price
                                            ---------------  -----------------


Balance, October 31, 1998                        2,330,060               5.04
Granted                                            500,000               0.15
Canceled or expired                             (1,368,197)              8.42
                                               ------------         ------------

Balance, October 31, 1999                        1,461,863               0.21
Granted                                            500,000               0.40
Canceled or expired                               (235,000)              0.15
                                               ------------         ------------

Balance, October 31, 2000                        1,726,863               0.28

Granted                                            607,000               0.48
Exercised                                         (588,666)          0.15 - 0.25
Canceled or expired                               (243,197)          0.32 - 0.53
                                               ------------         ------------

Balance, October 31, 2001                        1,502,000           $   0.38
                                               ============         ============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

          The following summarizes information about stock options outstanding at October 31, 2001:

                                      Outstanding Options
                    -----------------------------------------------------------
Range of exercise      Number     Weighted average remaining   Weighted average
   prices           outstanding       contractual life          exercise price
-----------------   -----------   --------------------------   ----------------

  $.15 - $.30          395,000           2.22 years                 $ 0.19
  $.31 - $.60        1,007,000           6.37 years                 $ 0.42
  $.61 - $.90          100,000           9.34 years                 $ 0.72
                    -----------
                     1,502,000           5.47 years                 $ 0.38
                    ===========

          Had compensation cost for the Company's options granted been determined consistent with SFAS 123, the Company's earnings per share would be affected as follows:

                                                                 Year Ended October 31,
                                                    -----------------------------------------------
                                                        1999               2000           2001
                                                    -------------      ------------    ------------
Net income (loss)
      As reported                                   $ (9,071,000)      $ 2,614,000     $14,501,000
                                                    =============      ============    ============
      Pro Forma                                     $ (9,134,000)      $ 2,454,990     $11,695,749
                                                    =============      ============    ============
Income (loss) per share (basic and diluted):
      As reported                                   $       (.23)      $       .07     $       .36
                                                    =============      ============    ============
      Pro Forma                                     $       (.23)      $       .06     $       .29
                                                    =============      ============    ============

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

                    Risk-free                      Expected    Expected
    October 31,   interest rate   Expected life   volatility   dividends
    -----------   -------------   -------------   ----------   ---------

        2001           4.17%         5 years         98.54%       N/A
        2000           6.60%         5 years        104.60%       N/A
        1999           5.42%         4 years        134.01%       N/A

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

         From time to time, the Company has issued warrants under various types of transactions, including in exchange for outside services and debt financing. Warrants outstanding at October 31, 2001 expire at various times through December 2006. All warrants are issued at fair market value. The following table summarizes the activity in outstanding stock purchase warrants:

                                                    Outstanding warrants
                                              ----------------------------------
                                                  Shares         Price range
                                              ---------------  -----------------

Balance, October 31, 1998                          4,612,000      $0.25 - $0.60
Granted                                              389,890               0.25
                                                  -----------     --------------
Balance, October 31, 1999                          5,001,890        0.25 - 0.60
Granted                                                    -                  -
                                                  -----------     --------------
Balance, October 31, 2000                          5,001,890        0.25 - 0.60
Granted                                            6,428,655        0.38 - 1.00
Exercised                                           (920,100)              0.25
Canceled or expired                               (3,832,560)              0.60
                                                  -----------     --------------
Balance, October 31, 2001                          6,677,885      $0.38 - $1.00
                                                  ===========     ==============

CAPITAL TRANSACTIONS

         During the year ended October 31, 2000, an employee of the Company exercised his options for 200,000 shares of the Company's common stock of $.15 per share. The Company issued a note receivable in connection with this purchase. During the year ended October 31, 2001, the employee repaid approximately $12,000 of the related party receivable.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates the fair value of financial instruments as of October 31, follows:

                                           2000                        2001
                                 -------------------------   -------------------------
                                   Carrying       Fair        Carrying        Fair
                                    Amount        Value        Amount         Value
                                 -----------   -----------   -----------   -----------
Accounts receivable, current     $20,365,000   $20,365,000   $28,764,000   $28,764,000
Accounts receivable, long term   $ 2,110,000   $ 2,110,000   $ 2,499,000   $ 2,499,000
Due from related party -
      long-term                  $   156,000   $   156,000   $   108,000   $   108,000
Debt maturing within one year    $43,269,000   $43,269,000   $31,789,000   $31,789,000
Long-term debt                   $45,295,000   $38,274,000   $56,966,000   $51,826,000
Notes payable related parties,   $ 2,554,000   $ 2,554,000   $   119,000   $   119,000
      current
Notes payable related parties,   $         -   $         -   $ 1,330,000   $ 1,179,000
      long-term
Subordinated debentures          $17,530,000   $10,196,000   $16,303,000   $16,537,000


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

NOTE 12 - RELATED PARTY TRANSACTIONS

        The amount due from related parties at October 31, 2000 consists of short term loans of approximately $433,000 made to an officer of the Company bearing interest at 8%, notes to a current officer of the Company for $30,000 bearing interest at 7% [classified as Stock Subscription Receivable], and notes to a prior officer of the Company for $126,000 bearing interest at 6.5% [including $30,000 classified as Stock Subscription Receivable].

        During the year ended October 31, 2001, the following related party transactions occurred:

        The Company made additional loans to an officer of the Company increasing his loan balance from approximately $433,000 to $635,000 [with accrued interest]. Effective October 1, 2001, the officer exchanged his $635,000 notes receivable and the Company recorded a related party payable for approximately $119,000 for the purchase of $1,159,000 of its subordinated debentures. The Company recorded a $405,000 extraordinary gain as a result of the transaction.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

        The Company made short-term loans to another officer of the Company without interest aggregating approximately $94,000 which are to be repaid within one year.

        The Company forgave approximately $35,000 of notes due from a prior officer of the Company in consideration of his prior efforts.

        A current officer repaid approximately $12,000 of his note receivable to the Company classified as Stock Subscription Receivable.

        The amount due to related parties at October 31, 2000 consists of notes due to an officer and employee of the Company for the purchase of DIS common stock in 1996. The notes bear interest at 6.58% paid annually. At October 31, 2000, the officer had outstanding notes payable of approximately $2,449,000 and the employee had notes payable of approximately $105,000.

          During the year ended October 31, 2001, in addition to incurring a related party payable of approximately $119,000 for the purchase of subordinated debentures, the Company had additional related party notes payable of approximately $1,330,000. One-half of the officer's notes payable was reclassified as Notes and Leases Payable after year-end when it was assigned to an unrelated third party. The remaining balance, originally due June 2001, was extended until June 2003 with payments of interest only, at 6.58%, due monthly. The employee related party payable of $105,000, originally due June 2001, was extended to June 2004 with interest at 6.58% paid annually.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases various operating facilities and certain medical equipment under operating leases expiring through 2018. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. Future minimum annual payments under noncancellable operating leases are as follows:

  Year ending October 31,          Facilities       Equipment          Total
  -----------------------        ------------      -----------      -----------
       2002                      $  4,687,000      $ 2,348,000      $ 7,035,000
       2003                         4,002,000        2,283,000        6,285,000
       2004                         3,540,000        2,090,000        5,630,000
       2005                         3,408,000        1,914,000        5,322,000
       2006                         2,972,000        1,002,000        3,974,000
       Thereafter                  14,258,000          322,000       14,580,000
                                 ------------      -----------     ------------
                                 $ 32,867,000      $ 9,959,000     $ 42,826,000
                                 ============      ===========     ============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

          LEASES (CONTINUED) - Total rent expense, including equipment rentals, for the years ended October 31, 1999, 2000 and 2001 amounted to approximately $5,945,000, $6,334,000 and $7,344,000, respectively.

          SALARIES AND CONSULTING AGREEMENTS - The Company has a variety of arrangements for payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements including a percentage of revenue collected from 15% to 20%, fixed amounts per periods and combinations thereof.

          The Company also has employment agreements with officers and key employees at annual compensation rates ranging from $48,000 to $350,000 and for periods extending up to five years. Total commitments under the agreements are approximately $10,556,000 as of October 31, 2001.

          The Company renegotiated and bought out the remaining years of an employment contract with one officer. Terms of the settlement include the establishment of a legal consulting arrangement which expires February 2003. The remaining commitment under this agreement is approximately $63,000. Additionally, the Company was required to repurchase, at the former officer's option, up to 600,000 shares of Common stock at $.40 per share any time through February 2003. During the year ended October 31, 1999, the Company repurchased 200,000 shares under this agreement. Subsequent to year-end, the Company paid $40,000 to this former officer eliminating his option to require the Company to repurchase the remaining 400,000 shares under his agreement.

          PURCHASE COMMITMENT - On February 19, 1999 the Company entered into a five year purchase agreement with an imaging film provider whereby the Company must purchase $9,990,000 of film at a rate of approximately $2,000,000 annually over the term of the agreement.

         EQUIPMENT SERVICE CONTRACTS - On March 1, 2000, the Company entered into an equipment maintenance service contract through October 2005, with GE Medical Systems to provide maintenance on the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. The percent of revenue to be billed ranges from 2.82% to 3.74% and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. The Company has met or exceeded the minimum required revenue for fiscal 2000 and 2001.

         LITIGATION - In the ordinary course of the Company's business from time to time, it becomes involved in certain legal proceedings, the majority of which are covered by insurance. Management is not aware of any pending material legal proceedings.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - EMPLOYEE BENEFIT PLAN

         The Company has adopted a profit-sharing/savings plan pursuant to
Section 401(k) of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by the Company. There was no expense for the years ended October 31, 1999, 2000 or 2001.

NOTE 15 - MALPRACTICE INSURANCE

         The Company and physicians employed by the Company are insured by First Insurance Funding Corp. of California. The Company's financial obligation is limited to its premiums for malpractice insurance coverage. First Insurance Funding Corp. of California provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. The Company purchases tail insurance coverage when necessary and includes the cost of the premiums in the year the tail is purchased. Management does not believe there are material uninsured malpractice costs at October 31, 2001.

NOTE 16 - SUBSEQUENT EVENTS

         Effective November 1, 2001, the Company paid $40,000 to a former officer eliminating his options to require the Company to repurchase 400,000 shares under his separation agreement [stock put classified as Redeemable Stock on the Company's financial statements].

         Effective November 1, 2001, the Company entered into a new building lease in Indio, California adding a fifth facility to service the Company's Desert Advanced facility in Palm Springs and Palm Desert, California. The clinic will only provide x-ray services. The lease term is three years with beginning monthly rental of approximately $2,000.

         Effective November 1, 2001, the Company issued 75,000 additional warrant shares at $.95 per share expiring on November 1, 2006.

         In November 2001, the Company issued 132,800 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($.60 per share public closing price on the authorization date).

         Effective November 26, 2001, the Company entered into a new building lease in Rancho Bernardo, California, near San Diego, for 9,557 square feet of space to develop a multi-modality imaging center providing MRI, CT, PET, mammography, ultrasound and x-ray services. The center, Rancho Bernardo Advanced Imaging Center, LLC, will be 75%-owned by the Company and 25%-owned by two physicians who will invest $250,000. The lease term is ten years from the anticipated opening date and completion of tenant improvements which is expected to be on or around June 1, 2002. The beginning monthly rental at that time will be approximately $12,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - SUBSEQUENT EVENTS (Continued)

         Effective January 1, 2002, the Company entered into a capitation arrangement with Primecare Medical Group for approximately 62,000 lives primarily benefiting the Company's Temecula Valley Imaging Center ["TVIC"]. The Company is entering into two new building leases in Sun City [approximately 3,000 square feet] and Lake Elsinore [approximately 1,000 square feet], California, north of Temecula, which will provide x-ray services to support the new contract.

NOTE 17 - LIQUIDITY

         The accompanying financial statements have been prepared in conformity with generally accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. As of October 31, 2001, the Company has a deficiency in equity of $45,642,000 compared to $60,913,000 as of October 31, 2000. Working capital deficiency of $26,987,000 as of October 31, 2001, has improved by $17,601,000, from the deficiency of $44,588,000 as of October 31, 2000. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive as indicated by improvements in operating income and profitability for the past two years. However, continued effort is planned in the future to allow the Company to continue to operate profitably. Such actions and plans include:

     o Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In fiscal 2001, the Company acquired an imaging center in Modesto. In December 2001, the Company opened a new center in Burbank. The centers have experienced favorable performance in their initial months of operations.

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

     o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursement falls short of the Company's costs. In January 2001, the Company stopped providing services for one capitation contract which improved profitability in the Company's Tower facility.

     o Consolidate under-performing facilities to reduce operating cost duplication and improve operating income. In January 2001, the Company consolidated its Auburn facility with its Scripps site in Sacramento.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 17 - LIQUIDITY (CONTINUED)


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

     o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated continued success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. During fiscal 2001, one of the Company's major lenders agreed to convert $5,542,000 of the current debt into a new series of notes by restructuring existing notes payable, increasing monthly payments and extending terms. In addition, the Company eliminated a second line of credit with DVI Business Credit by consolidating its balances into two existing notes and increasing credit terms, thus improving current liabilities and working capital. The Company's long-term relationships with its lenders and their continued confidence in their extensions of credit is critical to the Company's success.

     o Continue to settle historical notes payable, subordinated bond debentures and other debt at discounts.

     o Depending on price, market circumstances and strategic buyers, the Company may look to liquidate non core assets. In March 2001, the Company sold its only radiation therapy center ("VROC") for $4,000,000, resulting in a gain of approximately $3,527,000.

        Notwithstanding the continued (though improving) working capital deficiency, substantial doubt about the entity's ability to continue as a going concern is alleviated by mitigating factors. Those mitigating factors include the aforementioned actions and plans by management combined with the increasing positive cash flow from operations, unused availability of the Company's working capital lines of credit, and the willingness of existing lenders to offer alternative debt financing and payment plans.

              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE






To the Stockholders and Board of Directors of Primedex Health Systems, Inc.






Our report on the consolidated financial statements of Primedex Health Systems, Inc. and its affiliates, as of October 31, 2001 and 2000 and for the three years ended October 31, 2001, is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related accompanying financial statements Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2001, 2000, and 1999. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




MOSS ADAMS LLP


Los Angeles, California
January 18, 2002

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------

                                                                 Additions
                                                               ------------
                                                Beginning of     Charged      from Reserves  Balance at End
                                                    Year      Against Income      (a)          of Year
                                                ------------   ------------   ------------   ------------
YEAR ENDED OCTOBER 31, 2001:
  Accounts receivable allowances - current      $ 29,100,000   $163,004,000   $142,226,000   $ 49,878,000
                                                ============   ============   ============   ============

  Accounts receivable allowances - noncurrent   $  3,014,000   $ 14,162,000   $ 12,843,000   $  4,333,000
                                                ============   ============   ============   ============

  Goodwill amortization                         $  4,912,000   $  1,353,000   $         -   $  6,265,000
                                                ============   ============   ============   ============

YEAR ENDED OCTOBER 31, 2000:
  Accounts receivable allowances - current      $ 25,305,000   $130,678,000   $126,883,000   $ 29,100,000
                                                ============   ============   ============   ============

  Accounts receivable allowances - noncurrent   $  4,795,000   $ 13,536,000   $ 15,317,000   $  3,014,000
                                                ============   ============   ============   ============

  Goodwill amortization                         $  4,009,000   $    903,000   $         -   $  4,912,000
                                                ============   ============   ============   ============

YEAR ENDED OCTOBER 31, 1999:
  Accounts receivable allowances - current      $ 19,981,000   $ 85,753,000   $ 80,429,000   $ 25,305,000
                                                ============   ============   ============   ============

  Accounts receivable allowances - noncurrent   $  4,810,000   $ 15,618,000   $ 15,633,000   $  4,795,000
                                                ============   ============   ============   ============

  Goodwill amortization                         $  3,290,000   $    719,000            $ -   $  4,009,000
                                                ============   ============   ============   ============


(a) Deductions include sales and divestitures

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The following table sets forth certain information with respect to each of the directors and those executive officers of the Company performing a policy-making function for the Company as of February 1, 2002:

Name                                  Age    Director or Officer Since              Position with Company
----                                  ---    -------------------------              ---------------------
Howard G. Berger, M.D.*               56              1992                  President, Treasurer, Chief Executive
                                                                            and Financial Officer, and Director

Norman R. Hames                       44              1996                  Vice President, Secretary, Chief
                                                                            Operating Officer and Director

John V. Crues, III, M.D.*             52              2000                  Vice President and Director

Michael J. Krane, M.D.                57              1992                  Vice President, Director of Medical
                                                                            Operations

Jeffrey L. Linden                     59              2001                  Vice President, General Counsel
--------

          *Member of the Stock Option Committee

         The following is a brief account of the business experience of each PHS director and executive officer during the past five years.

         HOWARD G. BERGER, M.D. is the President and Chief Executive Officer of the Company. Dr. Berger is the 99% owner of Beverly Radiology Medical Group ("BRMG") which supplies the medical services at a number of the Company's imaging centers. Dr. Berger has been principally engaged since 1987 in the same capacities for the Company and its predecessor entities. (See Item 13.)

         NORMAN R. HAMES was a founder of Diagnostic Imaging Services, Inc. and has since 1986, served as the president and a director of that entity. Mr. Hames has been the chief operating officer of the Company since 1996.

         JOHN V. CRUES, III, M.D. has, since 1996, served as medical director of the Company and of BRMG and has been a medical doctor since 1982.

         MICHAEL J. KRANE, M.D. is the vice president and director of medical operations at RadNet. Dr. Krane has been principally engaged since 1987 in the same capacities for the Company and its predecessor entities.

         JEFFREY L. LINDEN joined the Company in 2001 as its vice president and general counsel. He is also associated with Cohen & Lord, a professional corporation, outside general counsel to the Company. Prior to joining the Company, Mr. Linden had been engaged in the private practice of law for in excess of 25 years.

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

         The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 2001, while the Board of Directors held numerous meetings, they took board action by unanimous written consent, which was done on eight occasions. All directors participated in all such action.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

              Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of the reports they file. Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, the Company believes that all its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period November 1, 2000 through October 31, 2001, except that Dr. Berger failed to file timely a Statement of Change in Beneficial Ownership on Form 4 with regard to a transfer of the Company's convertible subordinated debentures. When it was brought to his attention Dr. Berger promptly filed the appropriate ownership form, disclosing the transaction.

ITEM 11. EXECUTIVE COMPENSATION

              The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to the Company and its subsidiaries for the years ended October 31, 2001, 2000 and 1999, of (i) the person who served as the Company's chief executive officer during the year ended October 31, 2001, and (ii) the four most highly compensated executive officers (other than the chief executive officer) of the Company serving as executive officers at October 31, 2001 ("Other Executive Officers"), and whose aggregate cash compensation exceeded $100,000 for the year ended October 31, 2001 (collectively, "Named Executive Officers"):

                                                 SUMMARY COMPENSATION TABLE

                                      Annual Compensation                 Long-Term Compensation
                                      -------------------                 ----------------------

                                                               Other    Securities  Restricted
Name and                   Year Ended                         Annual    Underlying     Stock         LTIP     All Other
Principal Position            10/31    Salary($)  Bonus($) Comp.($) (1) Options (#)  Awards($)    Pay-outs($)  Comp($)
------------------            -----    ---------  -------- ------------ -----------  ---------    -----------  -------
Howard G. Berger, M.D.        2001    $   75,000(2)  --         --           --          --            --         --
Chief Executive Officer       2000    $   75,000(3)  --         --           --          --            --         --
                              1999    $   75,000(3)  --         --           --          --            --         --

Norman R. Hames               2001    $  154,875     --         --        3,000,000      --            --         --
Vice President, Secretary     2000    $  150,000     --         --           --          --            --         --
Chief Operating Officer       1999    $  150,000     --         --           --          --            --         --

Michael J. Krane, M.D.        2001    $  100,000(4)  --         --           --          --            --         --
Vice President                2000    $  100,000(4)  --         --           --          --            --         --
                              1999    $  100,000(4)  --         --           --          --            --         --

John V. Crues, III, M.D.      2001    $  150,000(4)  --         --           --          --            --         --
Vice President                2000    $  145,000(5)  --         --          500,000      --            --         --
                              1999    $  125,000(6)  --         --          500,000      --            --         --

Jeffrey L. Linden             2001    $  149,369(7)  --         --        1,075,000      --            --         --
Vice President and
General Counsel



(1) The dollar value of perquisites and other personal benefits, if any, for each of the named executive officers was less than the reporting thresholds established by the Securities and Exchange Commission.

(2) Does not include $130,000 received from Beverly Radiology Medical Group (see "Employment Contracts").

(3) Does not include $300,000 received from Beverly Radiology Medical Group (see "Employment Contracts").

(4) Does not include $150,000 received from Beverly Radiology Medical Group.

(5) Does not include $145,000 received from Beverly Radiology Medical Group.

(6) Does not include $125,000 received from Beverly Radiology Medical Group.

(7) On June 1, 2001, Mr. Linden became the vice president and general counsel of the Company. Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $497,000 in fees from the Company during the fiscal year ended October 31, 2001. Mr. Linden has specifically waived any interest in Company fees since becoming an officer of the Company.

COMPENSATION PURSUANT TO STOCK OPTIONS

         The following table sets forth information on option grants in fiscal 2001 to the Named Executive Officers:

                                              OPTION GRANTS IN LAST FISCAL YEAR


                                                                                           Potential Realizable Value at
                            Number of        Percent of Total    Exercise or                  Assumed Annual Rates of
                        Shares Underlying   Options Granted to   Base Price   Expiration     Stock Price Appreciation
Name                     Options Granted   Employees in 2001(1)   Per Share      Date           for Option Term(2)
----                    -----------------  -------------------   -----------  ----------   -----------------------------
                                                                                               5%                10%
                                                                                            --------          --------
Jeffrey L. Linden          75,000                     12%            $.47       3/16/11     $ 20,250          $ 56,250



-----------------
(1) The option listed was granted pursuant to the 2000 Long-Term Incentive Plan with the exercise price at the market price when granted (the closing price reported on the Over-the-Counter Bulletin Board Market). The option vested immediately.

(2) Potential realizable value is determined by taking the exercise price per share and applying the stated annual appreciation rate compounded annually for the remaining term of the option (ten years), subtracting the exercise price per share at the end of the period and multiplying the remaining number by the number of options granted. Actual gains, if any, on stock option exercises and the Company's Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions..

      On April 16, 2001, in connection with his entry into a five year employment agreement to serve as the Company's vice president and general counsel, the Company issued to Mr. Linden a five year warrant to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.43 per share, which was the fair market value (the closing price reported on the Over-the Counter Bulletin Board Market) of the Common Stock on such date.

      On May 1, 2001, in connection with his entry into a three year employment agreement to serve as the Company's vice president and chief operating officer the Company issued to Mr. Hames a five year warrant to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $.55 per share, which was the fair market value (the closing price reported on the Over the Counter Bulletin Board Market) of the Common Stock on such date.

                       AGGREGATED OPTION EXERCISES IN LAST
                         FISCAL YEAR AND FISCAL YEAR END
                                  OPTION VALUES

         The following table provides information on option exercises in fiscal 2001 by the Named Executive Officers and the value of such officer's unexercised options at October 31, 2001:

                                                                Number of Shares                     Value of
                            Shares                            Underlying Unexercised             Unexercised In-the
                          Aquired on           Value               Options at                     Money Options at
Name                      Exercise(#)        Realized($)         Fiscal Year End(#)             Fiscal Year End($)(1)
----                      -----------        -----------         ------------------             ---------------------
                                                            Exercisable    Unexercisable     Exercisable    Unexercisable
                                                            -----------    -------------     -----------    -------------
Norman R. Hames                --                 --         3,000,000(2)       0            $1,200,000            0

John V. Crues, III, M.D.       --                 --           800,000          0            $  515,000            0

Jeffrey L. Linden              --                 --         1,367,365(3)       0            $  682,362            0

----------------------

(1) Based on the closing price reported on the Over-the-Counter Bulletin Board Market for the Common Stock on that date, $.95 per share.

(2) Represents warrant issued to Mr. Hames.

(3) Includes warrants issued to Mr. Linden.


EMPLOYMENT CONTRACTS

              As of January 1, 1994, Beverly Radiology Medical Group entered into an eight year Management Consulting Agreement with Howard G. Berger, M.D. whereby Dr. Berger agreed to serve as the chief executive for the partnership entities for $300,000 per year. During fiscal 2001, Dr. Berger agreed to receive only $130,000.

              John V. Crues, III, M.D. has a renewable one year employment agreement with the Company and with Beverly Radiology Medical Group which began in 1996 and require him to devote one-half of his time to each entity in exchange for annual combined remuneration of $300,000 in fiscal 2001 and $350,000 in fiscal 2002.

              On April 16, 2001, the Company entered into a five year employment agreement with Jeffrey L. Linden whereby Mr. Linden became vice president and general counsel. The agreement provides for annual compensation of $350,000, together with a five year warrant to purchase 1,000,000 shares of the Company's Common Stock at a price of $0.43 per share (the closing price reported on the Over-the-Counter Bulletin Board Market on the date the agreement was executed).

              On May 1, 2001, the Company entered into a three year employment agreement with Norman R. Hames. Pursuant to the agreement Mr. Hames agreed to continue his employment with the Company as its vice president and chief operating officer. Pursuant to the agreement Mr. Hames receives annual compensation of $225,000. Additionally, in consideration of his entry into the agreement Mr. Hames received a five year warrant to purchase 3,000,000 shares of the Company's Common Stock at a price of $0.55 per share (the closing price reported on the Over-the-Counter Bulletin Board Market on the date the agreement was executed). The Company also agreed to provide a bonus to Mr. Hames of $0.20 per share upon exercise of the warrant up to a maximum of $600,000.

STOCK PLANS

              The Company has two stock incentive plans. The 1992 Incentive Stock Option Plan under which no further options will be issued and the 2000 Long-Term Incentive Plan pursuant to which 2,000,000 shares of Common Stock have been reserved for issuance. The material features of the 2000 Plan are as follows:

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

              During fiscal 2000 all executive compensation has been determined by the three member board of directors of PHS, Howard G. Berger, M.D., Norman R. Hames and John V. Crues, III, M.D. In addition, no individual who served as an executive officer of the Company during fiscal 2001, served during fiscal 2001 on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on the board of directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 1, 2002, by
(i) each holder known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each of the Company's directors and executive officers [including officers listed in the Summary Compensation Table] as a group. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of PHS Common Stock outstanding at such date and all shares of Common Stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

Name of                                    Shares of Common Stock
Beneficial Owner                            Beneficially Owned(1)         Percent of Class
----------------                            ---------------------         ----------------
Howard G. Berger, M.D.*                           14,990,128(2)                 33.2%

John V. Crues, III, M.D. *                         1,050,000 (3)                2.3%

Norman R. Hames*                                   3,000,000(4)                 6.6%

Michael J. Krane, M.D. *                           2,216,228                    4.9%

Jeffrey L. Linden*                                 1,367,365(5)                 3.0%

All directors and executive officers of
the Company as a group [five persons]             22,623,721(6)                 50.0%
-----------

              *The address of all of the Company's officers and directors is c/o the Company, 1516 Cotner Avenue, Los Angeles, California 90025.

         (1) Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

         (2) Includes 23,900 shares issuable upon conversion of the Company's outstanding convertible debentures convertible at $10 per share and 2,500,000 shares subject to a five year warrant exercisable at $1.09 per share issued to Dr. Berger as a nominee to be transferred to key members of management as incentive compensation as recommended by Dr. Berger and approved by the Board, as to which Dr. Berger disclaims any beneficial ownership..

         (3) Includes options for 300,000 shares exercisable at $.15 per share and for 500,000 shares exercisable at $.40 per share.

         (4) Represents warrant exercisable at $.55 per share.

         (5) Represents options and warrants exercisable at prices between $.30 and $.60 per share.

         (6) See the above footnotes. Includes 12,932,456 shares owned of record and 7,691,265 shares issuable upon exercise of presently exercisable options, warrants and convertible debentures.

         As a result of his stock ownership and his positions as president and a director of the Company, Howard G. Berger, M.D. may be deemed to be a controlling person of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Howard G. Berger, M.D. [see "Items 10 and 12"] is the 99% owner of Beverly Radiology Medical Group, Inc. and Pronet Imaging Medical Group, Inc., who together have formed the partnership known as Beverly Radiology Medical Group, which has executed a Management and Services Agreement with RadNet and DIS pursuant to which it supplies the professional medical services at most of the Company's imaging centers [see "Item 1] through 2002. In April 1996, the Company renegotiated the Agreement with BRMG whereby the management fees paid to the Company by BRMG were increased from 79% of collections to 81% in consideration of the Company's payment to BRMG of $1,100,000. The amount paid was determined based upon the discounted value of the estimated additional benefit to the Company over the remaining term of the agreement of the increased percentage to be received by the Company. On January 1, 2000, the fees paid to the Company were reduced to 74% in consideration of BRMG assuming economic responsibility for the technicians employed at the various centers. In fiscal 2001, Dr. Berger was paid $130,000 and Dr. Krane was paid $150,000 by BRMG.

         At October 31, 1995, Howard G. Berger and Michael J. Krane were each indebted to PHS in the amount of $1,500,000 based on loans extended to Drs. Berger and Krane at the time of the Company's acquisition of RadNet in June 1992. In April 1996, Dr. Krane discharged his obligation by paying the Company $1,400,000 and agreeing to renegotiate his employment contract with the Company to provide for reduced compensation and a reduced time commitment. Dr. Berger, in August 1996, paid $500,000 against his obligation. The note had been extended to February 28, 2002 but was discharged as of October 2000, as a result of Dr. Berger delivering to the Company $2,273,000 face amount of the Company's 10% Series A Convertible Subordinated Debentures then having an estimated market value of $1,000,000. During the year ended October 31, 2001, Dr, Berger exchanged short-term loans of approximately $635,000 and the Company recorded a related party payable for approximately $119,000 for the purchase of an additional $1,159,000 of its subordinated debentures from Dr. Berger.

         On August 1, 1996, the Company acquired from Norman Hames, [not then an officer or director of the Company] all of his common stock and warrants to purchase shares of common stock of Diagnostic Imaging Services, Inc., a Delaware corporation ("DIS") which then represented 21.6% of the outstanding shares of that entity in exchange for five year warrants to purchase 2,913,550 shares of the Company's common stock at $.60 per share as well as the Company's promissory note, payable interest only annually at 6.58% for $2,448,862 and due June 15, 2001. At October 31, 2001, the note was renegotiated so as to now be due in June 2003. At October 31, 2001, the Company was indebted on account of said note in the amount of $1,225,000. The warrant expired unexercised.

         At October 31, 2001, the Company had loaned to Norman R. Hames $93,750 repayable in one year.

         At October 31, 2001, the Company had loaned to John V. Crues, III, M.D. $18,000 which is repayable May 3, 2002, together with interest at 7% per annum.

         At October 31, 2001, the Company was indebted to Jeffrey L. Linden in the amount of $104,992 in connection with the Company's acquisition of his interest in DIS. The obligation incurs interest at the rate of 6.58% per annum and is due June 30, 2004. In the acquisition transaction the Company issued to Mr. Linden its warrants to purchase 197,365 shares of Common Stock at a price of $.60 per share expiring June 30, 2004.

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

        Consolidated Balance Sheets........................................................................  F-2

        Consolidated Statements of Operations..............................................................  F-3

        Consolidated Statements of Stockholders' Deficit...................................................  F-4

        Consolidated Statements of Cash Flows..............................................................  F-5 to F-7

        Notes to Consolidated Financial Statements.........................................................  F-8 to F-31

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

10.10              DVI Securities Purchase Agreement                                                   (H)

10.11              General Electric Note Purchase Agreement                                            (H)

10.12              Securities Purchase Agreement between the Company and
                   Howard G. Berger, M.D.                                                              (H)

10.13              2000 Long-Term Incentive Plan                                                       (I)

10.14              Employment Agreement dated April 16, 2001, with Jeffrey L. Linden                   (J)

10.15              Employment Agreement with Norman R. Hames dated May 1, 2001                         (J)
------------------

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

         (H) Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2000.

         (I) Incorporated by reference to exhibit filed with PHS' Form 10-Q for the quarter ended January 31, 2000.

         (J) Filed herewith.


21                Subsidiaries                     PHS % Ownership      State of Incorporation
                  ------------                     ---------------      ----------------------
        RadNet Management, Inc.                         100%                  California
        RadNet Managed Imaging Services, Inc.           100%                  California
        Diagnostic Imaging Services, Inc.                90%                  Delaware
        Primedex Corporation                            100%                  California
        Radnet Heartcheck Management, Inc.              100%                  California
        Radnet Management I, Inc.                       100%                  California
        Radnet Management II, Inc.                      100%                  California
        Radnet Sub, Inc.                                100%                  California
        SoCal MR Site Management, Inc.                  100%                  California
        Burbank Advanced Imaging Center, LLC             75%                  California

23  Consent of Independent Public Accountants, filed herewith.

         (c) REPORTS ON FORM 8-K No reports on Form 8-K were filed during the quarter ended October 31, 2001, except the report filed for the event of September 21, 2001 whereby it was reported that the Company's primarily lender had agreed to surrender its 5,542,018 shares of the Company's 5% non-voting convertible preferred stock (convertible on a share for share basis to common stock with a warrant attached) originally issued in cancellation of $5,542,018 of debt in connection with a restructuring of the Company's outstanding debt. The restructuring increased debt by $5,778,000 while also extending its payment so as not to negatively impact cash flow as well as making available an additional $2,000,000 of financing. The Company granted the lender a five year warrant to purchase 1,000,000 shares of Common Stock at a price of one dollar ($1.00) per share in connection with the restructuring.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRIMEDEX HEALTH SYSTEMS, INC.


Date:  February 12, 2002               /s/ Howard G. Berger
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By      /s/ Howard G. Berger
   ------------------------------------------
        Howard G. Berger, M.D., Director

Date: February 12, 2002



By      /s/ John V. Crues
   ------------------------------------------
        John V. Crues, III, M.D., Director

Date: February 12, 2002



By      /s/ Norman R. Hames
   ------------------------------------------
        Norman R. Hames, Director

Date:  February 12, 2002