Form 10-Q
period 2002-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2002-03-25
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended January 31, 2002          Commission File Number 0-19019
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

Number of shares outstanding of the issuer's common stock as of March 18, 2002 was 40,739,860 [excluding treasury shares].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------

                                                       JANUARY 31,      OCTOBER 31,
                                                          2002             2001
                                                     --------------   --------------
                            ASSETS                    (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                          $       3,000    $      40,000
  Accounts receivable, net                              28,795,000       28,764,000
  Unbilled receivables and other receivables               444,000          133,000
  Due from related party                                    70,000           94,000
  Deferred income taxes                                  5,235,000        5,235,000
  Other                                                  2,504,000        1,328,000
                                                     --------------   --------------
           Total current assets                         37,051,000       35,594,000
                                                     --------------   --------------

PROPERTY AND EQUIPMENT, NET                             74,840,000       65,368,000
                                                     --------------   --------------

OTHER ASSETS:
  Accounts receivable, net                               2,501,000        2,499,000
  Due from related parties                                  39,000           60,000
  Goodwill, net                                         24,064,000       24,064,000
  Other                                                    856,000          844,000
                                                     --------------   --------------
           Total other assets                           27,460,000       27,467,000
                                                     --------------   --------------

                                                     $ 139,351,000    $ 128,429,000

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash disbursements in transit                      $   2,613,000    $   3,804,000
  Accounts payable and accrued expenses                 21,409,000       19,361,000
  Income taxes payable                                          --          125,000
  Notes payable to related party                            44,000          119,000
  Current portion of notes and leases payable           42,812,000       39,172,000
                                                     --------------   --------------
           Total current liabilities                    66,878,000       62,581,000
                                                     --------------   --------------

LONG-TERM LIABILITIES:
  Subordinated debentures payable                       16,303,000       16,303,000
  Notes payable to related party                         1,330,000        1,330,000
  Notes and leases payable, net of current portion      97,579,000       90,569,000
  Accrued expenses                                         824,000        1,986,000
                                                     --------------   --------------
           Total long-term liabilities                 116,036,000      110,188,000
                                                     --------------   --------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY               892,000        1,142,000
                                                     --------------   --------------

REDEEMABLE STOCK                                                --          160,000
                                                     --------------   --------------

STOCKHOLDERS' DEFICIT                                  (44,455,000)     (45,642,000)
                                                     --------------   --------------

                                                     $ 139,351,000    $ 128,429,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                          1

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED
                                                       ------------------
                                                           JANUARY 31,
                                                           -----------
                                                      2002              2001
                                                 -------------     -------------

REVENUE
  Revenue                                        $ 84,120,000      $ 60,778,000
  Less: Allowances                                 51,679,000        36,668,000
                                                 -------------     -------------

     Net revenue                                   32,441,000        24,110,000
                                                 -------------     -------------

OPERATING EXPENSES
  Operating expenses                               23,571,000        16,871,000
  Depreciation and amortization                     3,333,000         2,358,000
  Provision for bad debts                           1,200,000           668,000
                                                 -------------     -------------

  Total operating expenses                         28,104,000        19,897,000
                                                 -------------     -------------

  Income from operations                            4,337,000         4,213,000
                                                 -------------     -------------

OTHER INCOME (EXPENSE)
  Interest expense, net                            (3,798,000)       (3,338,000)
  Gain on sale of equipment                            10,000             1,000
  Other income, net                                   319,000           120,000
                                                 -------------     -------------

Total other expense                                (3,469,000)       (3,217,000)
                                                 -------------     -------------

INCOME BEFORE MINORITY
  INTEREST AND
  EXTRAORDINARY ITEM                                  868,000           996,000
                                                 -------------     -------------

MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                               49,000           (78,000)
                                                 -------------     -------------

INCOME BEFORE
  EXTRAORDINARY ITEM                                  917,000           918,000

EXTRAORDINARY ITEM-GAIN
  FROM EXTINGUISHMENT OF
  DEBT (NET OF INCOME TAXES OF $-0-)                       --             5,000
                                                 -------------     -------------

NET INCOME                                       $    917,000      $    923,000
                                                 =============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                      THREE MONTHS ENDED
                                                      ------------------
                                                          JANUARY 31,
                                                          -----------
                                                    2002               2001
                                               --------------     --------------

BASIC EARNINGS PER SHARE:
  Income before extraordinary gain                       .02                .02
  Extraordinary gain                                     .00                .00
                                               --------------     --------------

BASIC NET INCOME
  PER SHARE:                                   $         .02      $         .02
                                               ==============     ==============

DILUTED EARNINGS PER SHARE:
  Income before extraordinary gain                       .02                .02
  Extraordinary gain                                     .00                .00
                                               --------------     --------------

DILUTED NET INCOME
  PER SHARE:                                   $         .02      $         .02
                                               ==============     ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                                           40,732,640         39,284,135
                                               ==============     ==============

  DILUTED                                         41,435,041         40,164,477
                                               ==============     ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                                     Common Stock $.01 par value
                                    ------------------------------
                                    100,000,000 shares authorized                       Treasury Stock, at cost            Stock
                                    ------------------------------      Paid-in     -------------------------------     Accumulated
                                        Shares           Amount         Capital         Shares           Amount           Deficit
                                    --------------  --------------  --------------  --------------   --------------   --------------
BALANCE - OCTOBER 31, 2001             42,432,010   $     425,000   $ 100,108,000      (1,825,000)   $    (695,000)   $(145,432,000)

 Issuance of Common Stock                 132,850           1,000          79,000              --               --               --

 Retirement of Redeemable Stock                --              --         160,000              --               --               --

 Payment of Subscription Receivable            --              --              --              --               --               --

 Net income                                    --              --              --              --               --          917,000
                                    --------------  --------------  --------------  --------------   --------------   --------------

BALANCE - JANUARY 31, 2002
  (UNAUDITED)                          42,564,860   $     426,000   $ 100,347,000      (1,825,000)   $    (695,000)   $(144,515,000)
                                    ==============  ==============  ==============  ==============   ==============   ==============

(CONTINUED BELOW)

                                        Total
                                     Subscription    Stockholders'
                                      Receivable        Deficit
                                    --------------  --------------

BALANCE - OCTOBER 31, 2001          $     (48,000)  $ (45,642,000)

 Issuance of Common Stock                      --          80,000

 Retirement of Redeemable Stock                --         160,000

 Payment of Subscription Receivable        30,000          30,000

 Net income                                    --         917,000
                                    --------------  --------------

BALANCE - JANUARY 31, 2002
  (UNAUDITED)                       $     (18,000)  $ (44,455,000)
                                    ==============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                 4

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                                 JANUARY  31,
                                                                 -------  ---
                                                             2002           2001
                                                         ------------   ------------
NET CASH FROM OPERATING ACTIVITIES                       $ 5,460,000    $ 1,578,000
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (2,269,000)      (545,000)
  Loan fees                                                   (5,000)        (5,000)
  Payments from related parties                               53,000             --
  Loans to related parties                                        --        (75,000)
                                                         ------------   ------------

                 Net cash used by investing activities    (2,221,000)      (625,000)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                           (1,190,000)       488,000
  Principal payments on notes and leases payable          (4,577,000)    (3,155,000)
  Proceeds from short-term and long-term borrowings        2,766,000      1,682,000
  Proceeds from issuance of common stock                          --         18,000
  Payments to related parties                                (75,000)            --
  Joint venture distribution                                (200,000)            --
                                                         ------------   ------------

                 Net cash used by financing activities    (3,276,000)      (967,000)
                                                         ------------   ------------

NET DECREASE IN CASH                                         (37,000)       (15,000)
CASH, beginning of period                                     40,000         36,000
                                                         ------------   ------------

CASH, end of period                                      $     3,000    $    21,000
                                                         ============   ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                       $ 3,500,000    $ 3,369,000
                                                         ------------   ------------
          Income taxes                                   $        --    $        --
                                                         ------------   ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                         5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
--------------------------------------------------------------------------------


         SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for $10,461,000 and $410,000 for the three months ended January 31, 2002 and 2001, respectively.

         Effective January 19, 2001, the Company settled five of its outstanding notes payable related to the historical acquisition of DIS common stock from unrelated third parties. The debt was reduced by warrants issued with the notes payable that were exercised for 920,100 shares of the Company's common stock at $.25 per share, or $230,000.

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

         Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. Subsequent to January 31, 2001, but prior to October 31, 2001, the Company converted the preferred stock back into notes payable with accrued interest of approximately $235,000 accumulated into the new notes payable balances.

         In November 2001, the Company issued 132,850 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BASIS OF PRESENATATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended January 31, 2002 and 2001 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

         The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

         o        Radnet Management, Inc. ["Radnet"] Subsidiaries
                  o        Radnet Sub, Inc. ["Tower"],
                  o        Radnet Heartcheck Management, Inc.,
                  o        Radnet Managed Imaging Services, Inc. ["RMIS"],
                  o        SoCal MR Site Management, Inc.,
                  o        Radnet Management I, Inc.,
                  o        Radnet Management II, Inc. ["Modesto"],
                  o        Westchester Imaging Group (a 50% joint venture),
                  o        Burbank Advanced Imaging Center, LLC (75%)
         o        Diagnostic Imaging Services, Inc. ["DIS"]
                  Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"]

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

NOTE 2 - NATURE OF BUSINESS

         Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services through its 48 facilities. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

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

         The Company implemented No. 142 in first quarter ended January 31, 2002. In connection with the adoption of No. 142, the Company performed a transitional goodwill impairment assessment and determined there would be no effect on the earnings and financial position of the Company at this time. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $375,000 ($0.01 per share) for the quarter ended January 31, 2002.

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES

Future imaging center openings:

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

Center openings:

         Effective January 1, 2002, the Company entered into a capitation arrangement with Primecare Medical Group for approximately 62,000 lives primarily benefiting the Company's Temecula Valley Imaging Center ["TVIC"]. The Company opened two additional facilities in Sun City and Lake Elsinore, California which will provide x-ray services to support the new contract.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

         Goodwill is recorded at cost of $30,330,000, less accumulated amortization of $6,266,000 as of January 31, 2002 and October 31, 2001. Other intangible assets consist of offering costs and loan fees which are expected to be fully amortized by June 2003 and December 2003, respectively.

         The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective November 1, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $375,000 ($0.01 per share) for the quarter ended January 31, 2002. Amortization expense of approximately $300,000 was recognized for the three months ended January 31, 2001.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - CAPITAL TRANSACTIONS

         In November 2001, the Company issued 132,800 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses.

         Effective November 1, 2001, the Company issued 75,000 additional warrant shares at $.95 per share expiring on November 1, 2006.

         Effective November 1, 2001, the Company paid $40,000 to a former officer eliminating his options to require the Company to repurchase 400,000 shares under his separation agreement [stock put was classified as Redeemable Stock on the Company's financial statements]. The $40,000 was charged to other expenses.

         During November 2001, the Company received $30,000 as payment in full of a stock subscription receivable.

         Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. Subsequent to January 31, 2001, but prior to October 31, 2001, the Company converted the preferred stock back into notes payable with accrued interest of approximately $235,000 accumulated into the new notes payable balances.

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

         Effective January 19, 2001, the Company settled five of its outstanding notes payable relating to the historical acquisition of DIS common stock from unrelated third parties. Warrants issued with the notes were exercised for 920,100 shares of the Company's common stock at $.25 per share, or $230,000. The remaining balance due of $568,000 was payable in four monthly installments with the final payment made on April 19, 2001. As part of the settlement, the Company issued a total of 150,000 warrants at $1.00 per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

         The amount due from related parties at October 31, 2001 consisted of notes to a current officer of the Company of approximately $18,000 [classified as Stock Subscription Receivable], short-term loans made to a current officer of the Company of approximately $94,000 to be repaid within one year, notes to a prior officer of the Company for $70,000 bearing interest at 6.5% [including $30,000 classified as Stock Subscription Receivable], and accrued interest of approximately $20,000.

         During the three months ended January 31, 2002, the Company received $30,000 from the prior officer as payment of his Stock Subscription Receivable, received $24,000 from another officer in repayment of short-term loans and forgave a portion of interest and debt from a prior officer of the Company of approximately $21,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - RELATED PARTY TRANSACTIONS - CONTINUED

         The amount due to related parties at October 31, 2001 consisted of $1,330,000 of long-term notes payable due to an officer and employee of the Company for the purchase of DIS common stock in 1996 and $119,000 in short-term loans made by an officer to the Company. During the three months ended January 31, 2002, the Company repaid $75,000 to the officer for short-term loans. The long-term notes bear interest at 6.58% paid annually. During the three months ended January 31, 2002 and 2001, interest expense was approximately $22,000 and $42,000, respectively.

NOTE 8 - LIQUIDITY

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. At January 31, 2002, the Company has a deficiency in equity of $44,455,000 compared to $45,642,000 as of October 31, 2001, and a working capital deficiency of $29,827,000 as of January 31, 2002 compared to a deficiency of $26,987,000 as of October 31, 2001. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive as indicated by improvement in operating income and profitability over the last two years. However, continued effort is planned in the future to allow the Company to continue to operate profitably. Such actions and plans include:

         o Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In late November 2001, the Company opened a new center in Burbank and in January 2002, the Company opened a new center in Tarzana, California.

         o Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. The Company entered into a new capitation contract effective January 1, 2002 with Primecare Medical Group for approximately 62,000 lives primarily benefiting the Company's Temecula Valley Imaging Center ["TVIC"]. The Company opened two additional facilities in Sun City and Lake Elsinore, California which will provide x-ray services to support the new contract. January's net revenue at TVIC increased approximately 150% over the average prior two months after the implementation of the new contract.

         o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company has renegotiated several of its existing capitation contracts increasing net reimbursement for the current fiscal year.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - LIQUIDITY (CONTINUED)

         o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated past success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. Subsequent to the quarter-end, the Company is currently renegotiating several notes payable with DVI to obtain working capital and extend payment terms. In addition, the Company financed historically accrued maintenance charges with General Electric for approximately $1,108,000 with payment terms of 35 months at 9.5%.

         o Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

         o        Radnet Management, Inc. ["Radnet"] Subsidiaries
                  o        Radnet Sub, Inc. ["Tower"],
                  o        Radnet Heartcheck Management, Inc.,
                  o        Radnet Managed Imaging Services, Inc. ["RMIS"],
                  o        SoCal MR Site Management, Inc.,
                  o        Radnet Management I, Inc.,
                  o        Radnet Management II, Inc.,
                  o        Westchester Imaging Group (a 50% joint venture),
                  o        Burbank Advanced Imaging Center, LLC (75%)
         o        Diagnostic Imaging Services, Inc.
                  Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"]

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       PERCENTAGE DOLLAR
                                                PERCENT OF NET REVENUE                      INCREASE
                                            THREE MONTHS ENDED JANUARY 31,                 (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2002                2001                    `01 TO `02
                                        ------------------- -------------------       ---------------------

Revenue                                        259.3%              252.1 %                      38.4%

Less: Allowances                              (159.3)             (152.1)                       40.9
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        34.6

Operating expense
  Operating expenses                           (72.6)              (70.0)                       39.7
  Depreciation and amortization                (10.3)               (9.8)                       41.3
  Provision for bad debts                       (3.7)               (2.7)                       79.6
                                        ------------------- -------------------       ---------------------
Total operating expense                        (86.6)              (82.5)                       41.2
                                        ------------------- -------------------       ---------------------

Income from operations                          13.4                17.5                         2.9

Interest expense, net                          (11.7)              (13.9)                       13.8

Other, net                                       1.0                 0.5                       171.9
                                        ------------------- -------------------       ---------------------

Income before minority interest                  2.7                 4.1                       (12.9)
and extraordinary item

Minority interest                                0.1                (0.3)                      162.8
                                        ------------------- -------------------       ---------------------

Income before extraordinary item                 2.8                 3.8                         0.1

Extraordinary item                              --                   0.0                      (100.0)
                                        ------------------- -------------------       ---------------------

Net income                                       2.8                 3.8                        (0.6)
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended January 31, 2002 compared to the three months ended January 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                             2002                  2001
                                             ----                  ----
NET REVENUE                              $32,441,000           $ 24,110,000
-----------

Net revenue increased approximately $8,331,000, or 34.6%, for the three months ended January 31, 2002, compared to the same period last year. Of the net revenue increase, 51.2% was due to the addition of eight new sites subsequent to January 31, 2001, offset by a 5.8% decrease due to the sale of the VROC facility in the second quarter of fiscal 2001. The remaining 54.6% increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with increasing population, and increased throughput at many sites due to the upgrade of medical equipment. In particular were improvements at the Company's Tower and Riverside facilities where net revenue increased by approximately $759,000 and $743,000, respectively, during the three months ended January 31, 2002 versus the same period the prior year.


OPERATING EXPENSES                                    2002            2001
------------------                                    ----            ----
   OPERATING EXPENSES                             $ 23,571,000    $ 16,871,000
   DEPRECIATION AND AMORTIZATION                     3,333,000       2,358,000
   PROVISION FOR BAD DEBTS                           1,200,000         668,000
                                                  -------------   -------------
TOTAL OPERATING EXPENSES                          $ 28,104,000    $ 19,897,000

Operating expenses for the three months ended January 31, 2002 increased approximately $8,207,000, or 41.2%, compared to the same period last year. Of this increase, 60.5% is due to the addition of eight new sites subsequent to January 31, 2001, offset by a 3.4% decrease due to the sale of the Valley Regional Oncology Center ["VROC"] facility in the second quarter of fiscal 2001. The remaining 42.9% increase in operating expenses is primarily due to an increase in net revenue and the variable nature of many of the expense line items.

Included in operating expenses for the three months ended January 31, 2002 and 2001 is approximately $14,228,000 and $9,901,000, respectively, for salaries and reading fees, approximately $2,055,000 and $1,732,000, respectively, for building and equipment rentals, and approximately $7,288,000 and $5,238,000, respectively, in general and administrative expenditures.

Depreciation and amortization for the three months ended January 31, 2002 increased approximately $975,000, or 41.3%, compared to the same period last year. The increase is due to the addition of eight new sites subsequent to January 31, 2001 and the upgrade of addition of equipment throughout fiscal 2001. As of January 31, 2001, net property and equipment was approximately $43.3 million compared to approximately $74.8 million as of January 31, 2002.

Provision for bad debt for the three months ended January 31, 2002 increased approximately $532,000, or 79.6%, compared to the same period last year. Coupled with the increase in net revenue, the Company's overall bad debt percentage increased from approximately 1.8% of the contractual adjustments during fiscal 2001 to approximately 2.3% of the contractual adjustments during fiscal 2002.


                                                      2002               2001
                                                      ----               ----
INTEREST EXPENSE, NET                             $ 3,798,000        $ 3,338,000
---------------------

Net interest expense for the three months ended January 31, 2002 increased approximately $460,000, or 13.8%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing offset by decreases in line of credit interest charges with the reductions in the prime interest rate during the respective periods.


                                                     2002                2001
                                                     ----                ----
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY        $ 49,000           $(78,000)
-------------------------------------------

Minority interest expense for the three months ended January 31, 2002 decreased approximately $127,000, or 162.8%, compared to the same period last year. The decrease is primarily a result of the losses incurred in the start-up of Burbank Advanced Imaging Center offset by the income earned by Westchester Imaging Group.

                                              2002                  2001
                                              ----                  ----
EXTRAORDINARY ITEM                            $ --                $ 5,000
------------------

Extraordinary gains represent the settlement of limited partner notes at a discount.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased for the three months ended January 31, 2002 and 2001 by $37,000 and $15,000, respectively.

Cash used by investing activities for the three months ended January 31, 2002 was $2,221,000 compared to $625,000 for the same period in 2001. For the three months ended January 31, 2002 and 2001, the Company purchased property and equipment for approximately $2,269,000 and $545,000, respectively, and paid loan fees of $5,000 in each period. In addition, during the three months ended January 31, 2002, the Company received payments from related parties of $53,000, and during the three months ended January 31, 2001 made loans to related parties of $75,000.

Cash used for financing activities for the three months ended January 31, 2002 was $3,276,000 compared to $967,000 for the same period in 2001. For the three months ended January 31, 2002 and 2001, the Company made principal payments on capital leases and notes payable of approximately $4,577,000 and $3,155,000, respectively, and received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $2,766,000 and $1,682,000, respectively. In addition, during the three months ended January 31, 2002, the Company made payments to related parties of $75,000, decreased its cash disbursements in transit by $1,190,000 and distributed $200,000 to one of its joint venture partners. During the three months ended January 31, 2001, the Company received proceeds from the issuance of common stock of approximately $18,000 and increased its cash disbursements in transit by $488,000.

At January 31, 2002, the Company had a working capital deficit of $29,827,000 as compared to a working capital deficit of $26,987,000 at October 31, 2001, representing an increased deficit of $2,840,000. Included in current liabilities of the Company at January 31, 2002 and October 31, 2001 are approximately $22.0 million and $20.7 million, respectively, of revolving lines of credit liabilities. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive as indicated by improvement in operating income and profitability over the last two years. However, continued effort is planned in the future to allow the Company to continue to operate profitably. Such actions and plans include:

         o Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In late November 2001, the Company opened a new center in Burbank and in January 2002, the Company opened a new center in Tarzana, California.

         o Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. The Company entered into a new capitation contract effective January 1, 2002 with Primecare Medical Group for approximately 62,000 lives primarily benefiting the Company's Temecula Valley Imaging Center ["TVIC"]. The Company opened two additional facilities in Sun City and Lake Elsinore, California which will provide x-ray services to support the new contract. January's net revenue at TVIC increased approximately 150% over the average prior two months after the implementation of the new contract.

         o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company has renegotiated several of its existing capitation contracts increasing net reimbursement for the current fiscal year.

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

         o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated past success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. Subsequent to the quarter-end, the Company is currently renegotiating several notes payable with DVI to obtain working capital and extend payment terms. In addition, the Company financed historically accrued maintenance charges with General Electric for approximately $1,108,000 with payment terms of 35 months at 9.5%.

         o Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount.

The Company's future obligations for debt and equipment under capital lease for the next five years, excluding lines of credit, will be approximately $53,860,000, $31,015,000, $27,870,000, $31,740,000 and $17,770,000,
respectively. Interest expense, excluding interest expense on operating lines of credit and subordinated bond debentures, for the next five years, included in the above payments, will be approximately $11,050,000, $8,810,000, $6,540,000, $4,405,000 and $1,845,000, respectively. The Company estimates interest on its bond debentures to be approximately $1,630,000 in fiscal 2002. In addition, the Company has noncancelable operating leases for the use of its facilities and certain medical equipment, which will average approximately $5,600,000 in annual payments over the next five years.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems for the maintenance of the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. In August 2001, the agreement was amended and expires on November 1, 2005. The service fee ranges from 2.82% to 3.74% of net revenue [less provisions for bad debt] and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. For the three months ended January 31, 2002, the monthly service fees were 3.64% of net revenues.

The Company's working capital needs are currently provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $22,000,000 or the prior 120-days' cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $10,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At January 31, 2002, $19,158,000 was outstanding under this line.

Under a second line of credit with DVI Business Credit, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The line, originally due October 31, 2000, is currently on a month-to-month basis pending renegotiation. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At January 31, 2002, $2,861,000 was outstanding under this line.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There are no matters to be reported under this heading.

         ITEM 5.  OTHER INFORMATION
                  In March 2002, the Company and Howard G. Berger, M.D. determined to rescind the issuance of the Company's five-year warrant for 2,500,000 shares issued to Dr. Berger as nominee to be apportioned by him amongst management.

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


                                  Primedex Health Systems, Inc.
                                  ----------------------------------------------
                                  (Registrant)


March 22, 2002                    By:  Howard G. Berger, M.D.
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer