Form 10-Q
period 2002-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 2002-06-19
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended April 30, 2002            Commission File Number 0-19019
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

Number of shares outstanding of the issuer's common stock as of June 7, 2002 was 41,001,234 [excluding treasury shares].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------

                                                        APRIL 30,       OCTOBER 31,
                                                          2002             2001
                                                     --------------   --------------
                                                       (UNAUDITED)
                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $       7,000    $      40,000
  Accounts receivable, net                              30,793,000       28,764,000
  Unbilled receivables and other receivables               312,000          133,000
  Due from related party                                    78,000           94,000
  Deferred income taxes                                  5,235,000        5,235,000
  Other                                                  1,493,000        1,328,000
                                                     --------------   --------------
           Total current assets                         37,918,000       35,594,000
                                                     --------------   --------------

PROPERTY AND EQUIPMENT, NET                             81,587,000       65,368,000
                                                     --------------   --------------

OTHER ASSETS:
  Accounts receivable, net                               2,620,000        2,499,000
  Due from related parties                                      --           60,000
  Goodwill, net                                         24,064,000       24,064,000
  Other                                                    856,000          844,000
                                                     --------------   --------------
           Total other assets                           27,540,000       27,467,000
                                                     --------------   --------------

                                                     $ 147,045,000    $ 128,429,000

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash disbursements in transit                      $   4,335,000    $   3,804,000
  Accounts payable and accrued expenses                 17,984,000       19,361,000
  Income taxes payable                                          --          125,000
  Notes payable to related party                                --          119,000
  Current portion of notes and leases payable           43,114,000       39,172,000
                                                     --------------   --------------
           Total current liabilities                    65,433,000       62,581,000
                                                     --------------   --------------

LONG-TERM LIABILITIES:
  Subordinated debentures payable                       16,303,000       16,303,000
  Notes payable to related party                         1,330,000        1,330,000
  Notes and leases payable, net of current portion     105,751,000       90,569,000
  Accrued expenses                                         779,000        1,986,000
                                                     --------------   --------------
           Total long-term liabilities                 124,163,000      110,188,000
                                                     --------------   --------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY             1,068,000        1,142,000
                                                     --------------   --------------

REDEEMABLE STOCK                                                --          160,000
                                                     --------------   --------------

STOCKHOLDERS' DEFICIT                                  (43,619,000)     (45,642,000)
                                                     --------------   --------------

                                                     $ 147,045,000    $ 128,429,000
                                                     ==============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   APRIL 30,                         APRIL 30,
                                            2002             2001             2002             2001
                                       --------------   --------------   --------------   --------------
REVENUE
  Revenue                              $  91,717,000    $  66,223,000    $ 175,837,000    $ 127,001,000
  Less: Allowances                        57,995,000       40,119,000      109,674,000       76,787,000
                                       --------------   --------------   --------------   --------------

     Net revenue                          33,722,000       26,104,000       66,163,000       50,214,000
                                       --------------   --------------   --------------   --------------

OPERATING EXPENSES
  Operating expenses                      23,850,000       17,963,000       47,421,000       34,834,000
  Depreciation and amortization            3,792,000        2,428,000        7,125,000        4,786,000
  Provision for bad debts                  1,347,000          731,000        2,547,000        1,399,000
                                       --------------   --------------   --------------   --------------

     Total operating expenses             28,989,000       21,122,000       57,093,000       41,019,000
                                       --------------   --------------   --------------   --------------

     Income from operations                4,733,000        4,982,000        9,070,000        9,195,000
                                       --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE)
  Interest expense, net                   (3,987,000)      (3,212,000)      (7,785,000)      (6,550,000)
  Gain (loss) on sale of centers
    and equipment                            (92,000)       3,529,000          (82,000)       3,529,000
  Other                                      307,000          (79,000)         626,000           41,000
                                       --------------   --------------   --------------   --------------

     Total other income (expense)         (3,772,000)         238,000       (7,241,000)      (2,980,000)
                                       --------------   --------------   --------------   --------------

INCOME BEFORE MINORITY
  INTEREST AND
  EXTRAORDINARY ITEM                         961,000        5,220,000        1,829,000        6,215,000
                                       --------------   --------------   --------------   --------------

MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                    (125,000)        (113,000)         (76,000)        (191,000)
                                       --------------   --------------   --------------   --------------

INCOME BEFORE
  EXTRAORDINARY ITEM                         836,000        5,107,000        1,753,000        6,024,000

EXTRAORDINARY ITEM-GAIN
  FROM EXTINGUISHMENT OF
  DEBT (NET OF INCOME TAXES OF $-0-)              --          108,000               --          113,000
                                       --------------   --------------   --------------   --------------

NET INCOME                             $     836,000    $   5,215,000    $   1,753,000    $   6,137,000
                                       ==============   ==============   ==============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
-------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------

                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 APRIL 30,                        APRIL 30,
                                           2002             2001             2002             2001
                                     ---------------  ---------------  ---------------  ---------------
BASIC EARNINGS PER SHARE:
  Income before extraordinary gain              .02              .12              .04              .15
  Extraordinary gain                            .00              .00              .00              .00
                                     ---------------  ---------------  ---------------  ---------------

BASIC NET INCOME
  PER SHARE:                         $          .02   $          .12   $          .04   $          .15
                                     ===============  ===============  ===============  ===============


DILUTED EARNINGS PER SHARE:
  Income before extraordinary gain              .02              .11              .04              .14
  Extraordinary gain                            .00              .00              .00              .00
                                     ---------------  ---------------  ---------------  ---------------

DILUTED NET INCOME
  PER SHARE:                         $          .02   $         .11    $          .04   $          .14
                                     ===============  ===============  ===============  ===============


WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                                  40,759,664       40,133,139       40,745,928       39,691,146
                                     ===============  ===============  ===============  ===============

  DILUTED                                45,664,135       46,132,870       43,198,164       43,169,565
                                     ===============  ===============  ===============  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES
--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------------------------------------

                                            Common Stock $.01 par value
                                           ------------------------------
                                           100,000,000 shares authorized                       Treasury Stock, at cost
                                           ------------------------------     Paid-in      -------------------------------
                                               Shares          Amount         Capital          Shares           Amount
                                           --------------  --------------  --------------  --------------   --------------

BALANCE - OCTOBER 31, 2001                    42,432,010   $     425,000   $ 100,108,000      (1,825,000)   $    (695,000)

 Issuance of Common Stock [Note 6 and 7]         393,558           4,000          58,000              --               --

 Retirement of Redeemable Stock                       --              --         160,000              --               --

 Payment of Subscription Receivable                   --              --              --              --               --

 Net income                                           --              --              --              --               --
                                           --------------  --------------  --------------  --------------   --------------

BALANCE - APRIL 30, 2002
  (UNAUDITED)                                 42,825,568   $     429,000   $ 100,326,000      (1,825,000)   $    (695,000)
                                           ==============  ==============  ==============  ==============   ==============

(CONTINUED BELOW)

                                               Stock           Total
                                            Accumulated     Subscription    Stockholders'
                                              Deficit        Receivable        Deficit
                                           --------------  --------------  --------------

BALANCE - OCTOBER 31, 2001                 $(145,432,000)  $     (48,000)  $ (45,642,000)

 Issuance of Common Stock [Note 6 and 7]              --          18,000          80,000

 Retirement of Redeemable Stock                       --              --
                                                                                 160,000
 Payment of Subscription Receivable                   --          30,000          30,000

 Net income                                    1,753,000              --       1,753,000
                                           --------------  --------------  --------------

BALANCE - APRIL 30, 2002
  (UNAUDITED)                              $(143,679,000)  $          --   $ (43,619,000)
                                           ==============  ==============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
-------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED
                                                                             APRIL  30,
                                                                         2002            2001
                                                                    -------------   -------------
NET CASH FROM OPERATING ACTIVITIES                                  $  7,071,000    $  5,756,000
                                                                    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of subsidiary's common stock                                    --         (30,000)
  Purchase of property and equipment                                  (3,953,000)     (1,810,000)
  Proceeds from sale of imaging centers, property and equipment        1,700,000       4,000,000
  Investment in center                                                        --        (100,000)
  Payments from related parties                                           77,000              --
  Loans to related parties                                                    --         (75,000)
                                                                    -------------   -------------

                 Net cash (used) provided by investing activities     (2,176,000)      1,985,000
                                                                    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                                          531,000       1,019,000
  Principal payments on notes and leases payable                     (10,542,000)     (9,019,000)
  Proceeds from short-term and long-term borrowings                    5,360,000         294,000
  Proceeds from sale of common stock                                       2,000          22,000
  Purchase of subordinated debentures                                         --         (37,000)
  Loan fees                                                              (10,000)        (10,000)
  Payments to related parties                                           (119,000)             --
  Joint venture proceeds                                                 125,000              --
  Joint venture distribution                                            (275,000)             --
                                                                    -------------   -------------

                 Net cash used by financing activities                (4,928,000)     (7,731,000)
                                                                    -------------   -------------

NET (DECREASE) INCREASE IN CASH                                          (33,000)         10,000
CASH, beginning of period                                                 40,000          36,000
                                                                    -------------   -------------

CASH, end of period                                                 $      7,000    $     46,000
                                                                    =============   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                                  $  7,145,000    $  6,084,000
                                                                    -------------   -------------
          Income taxes                                              $    156,000    $         --
                                                                    -------------   -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
SIX MONTHS ENDED APRIL 30, 2002 AND 2001
--------------------------------------------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $21,505,000 and $5,625,000 for the six months ended April 30, 2002 and 2001, respectively.

     In November 2001, the Company issued 132,850 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses.

     In April 2002, an officer of the Company exercised his option to purchase 300,000 shares of common stock at $.15 per share. As part of the transaction, the officer gave the Company 30,201 mature shares of its common stock previously held by the officer worth $45,000 ($1.49 per share public closing price on the transaction date). In addition, the officer gave the Company an additional 13,424 mature shares of common stock previously held by the officer worth $20,000 in payment of his note payable with accumulated interest (classified as Stock Subscription Receivable on the Company's financial statements). By combining the transaction, the Company issued a net 256,375 shares of common stock to the officer for his option exercise.

     Effective March 1, 2001, the Company's DIS subsidiary sold its Valley Regional Oncology Center ["VROC"] for $4,000,000 cash and recognized a gain on the sale of approximately $3,527,000. As part of the sale, the Company wrote-off approximately $404,000 in net property and equipment and approximately $75,000 in net other current assets.

     Effective January 19, 2001, the Company settled five of its outstanding notes payable related to the historical acquisition of DIS common stock from unrelated third parties. The debt was reduced by warrants issued with the notes payable that were exercised for 920,100 shares of the Company's common stock at $.25 per share, or approximately $230,000.

     On December 29, 2000, the Company renegotiated two of its existing notes payable with General Electric Company ["GE"] aggregating $3,130,000 into a new promissory note with interest at 8.0% payable along with unpaid interest on December 29, 2005 for approximately $4,664,000. As part of the transaction, the Company issued five-year warrants to purchase 778,655 shares of the Company's common stock at a price of $1.00 per share. The Company allocated approximately $225,000 of the renegotiated notes to the warrants which represented the approximate interest discount GE gave the Company in consideration for the warrants when the rate was compared to other recent financing.

      Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt cancelled. Subsequent to April 30, 2001, but prior to October 31, 2001, the Company converted the preferred stock back in to notes payable with accrued interest of approximately $235,000 accumulated into the new notes payable balances.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENATATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 2002 and 2001 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

     The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     (1)  Radnet Management, Inc. ["Radnet"]
          Subsidiaries

          a. Radnet Sub, Inc. ["Tower"],
          b. Radnet Heartcheck Management, Inc.,
          c. Radnet Managed Imaging Services, Inc. ["RMIS"],
          d. SoCal MR Site Management, Inc.,
          e. Radnet Management I, Inc.,
          f. Radnet Management II, Inc. ["Modesto"],
          g. Westchester Imaging Group (a 50% joint venture),
          h. Burbank Advanced Imaging Center, LLC (75%)
          i. Rancho Bernardo Advanced Imaging Center, LLC (75%)
     (2)  Diagnostic Imaging Services, Inc. ["DIS"]
          Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"]

     Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations. Westchester Imaging Group is consolidated with the Company based upon the criteria of both SFAS 94 and EITF 97-2.

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

NOTE 2 - NATURE OF BUSINESS

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services through its 49 facilities. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

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

     The Company implemented No. 142 effective November 1, 2001. In connection with the adoption of No. 142, the Company performed a transitional goodwill impairment assessment and determined there would be no effect on the earnings and financial position of the Company at this time. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $750,000 ($0.02 per share) for the six months ended April 30, 2002.

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES

Future imaging center openings:

     Effective November 26, 2001, the Company entered into a new building lease in Rancho Bernardo, California, near San Diego, for 9,557 square feet of space to develop a multi-modality imaging center providing MRI, CT, PET, mammography, ultrasound and x-ray services. The center, Rancho Bernardo Advanced Imaging Center, LLC, will be 75%-owned by the Company and 25%-owned by two physicians who will invest $250,000. As of April 30, 2002, the Company has received $125,000 of the investment. The lease term is ten years from the anticipated opening date and completion of tenant improvements which is expected to be on or around August 1, 2002. The beginning monthly rental at that time will be approximately $12,000.

     Effective April 1, 2002, the Company entered into two additional lease agreements for 10,500 square feet of additional space near its Orange facility. The lease terms are for ten years with beginning monthly rentals of approximately $24,000 per month.

Center openings:

     Effective January 1, 2002, the Company entered into a capitation arrangement with Primecare Medical Group for approximately 62,000 lives primarily benefiting the Company's Temecula Valley Imaging Center ["TVIC"]. The Company opened two additional facilities in Sun City and Lake Elsinore, California, which will provide x-ray services to support the new contract.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

    Goodwill is recorded at cost of $30,330,000, less accumulated amortization of $6,266,000 as of April 30, 2002 and October 31, 2001. Other intangible assets consist of offering costs and loan fees which are expected to be fully amortized by June 2003 and December 2003, respectively.

     The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective November 1, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS - CONTINUED

continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $750,000 ($0.02 per share) for the six months ended April 30, 2002. Amortization expense of approximately $600,000 was recognized for the six months ended April 30, 2001.

NOTE 6 - CAPITAL TRANSACTIONS

     In November 2001, the Company issued 132,850 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses.

     During the six months ended April 30, 2002, the Company issued 805,000 five-year warrants with average exercise prices from $.95 to $1.61 per share. In each of the above cases, the consideration was a radiologist's agreement to accept a full-time relationship at one of the Company's facilities.

     During the six months ended April 30, 2002, two employees exercised their options to purchase 4,333 shares of common stock at $.46 per share, or approximately $2,000.

     In April 2002, an officer of the Company exercised his option to purchase 300,000 shares of common stock at $.15 per share. As part of the transaction, the officer gave the Company 30,201 mature shares of its common stock previously held by the officer worth $45,000 ($1.49 per share public closing price on the transaction date). In addition, the officer gave the Company an additional 13,424 mature shares of common stock previously held by the officer worth $20,000 in payment of his note payable with accumulated interest (classified as Stock Subscription Receivable on the Company's financial statements). By combining the transaction, the Company issued a net 256,375 shares of common stock to the officer for his option exercise.

     During the six months ended April 30, 2002, options to purchase 14,000 shares of the Company's common stock at $.46 per share were canceled 90-days after the termination of employment of the individual option holders.

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

     Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. Subsequent to April 30, 2001, but prior to October 31, 2001, the Company converted the preferred stock back into notes payable with accrued interest of approximately $235,000 accumulated into the new notes payable balances.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - CAPITAL TRANSACTIONS - CONTINUED

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

     During the six months ended April 30, 2002, the Company received $38,000 from the prior officer as payment of his $30,000 Stock Subscription Receivable and $8,000 of accumulated interest, received $39,000 from an officer in repayment of short-term loans, and forgave a portion of interest and debt from a prior officer of the Company of approximately $26,000. In addition, another officer of the Company gave 13,424 mature shares of common stock previously held by him worth $20,000 [$1.49 per share public trading price on date of the transaction] as payment in full of his note payable with accumulated interest (classified as Stock Subscription Receivable on the Company's financial statements).

     The amount due to related parties at October 31, 2001 consisted of $1,330,000 of long-term notes payable due to an officer and employee of the Company for the purchase of DIS common stock in 1996 and $119,000 in short-term loans made by an officer to the Company. During the six months ended April 30, 2002, the Company repaid $119,000 to the officer for short-term loans. The long-term notes bear interest at 6.58% paid annually. During the six months ended April 30, 2002 and 2001, interest expense was approximately $44,000 and $64,000, respectively.

NOTE 8 - SUBSEQUENT EVENT

     Effective May 1, 2002, the Company acquired Grove Diagnostic Imaging ["Grove"] located in Rancho Cucamonga, California for approximately $1,455,000 in assumed net liabilities. The 8,800 square foot multi-modality center includes MRI, ultrasound, mammography and x-ray services. The Company will add a CT during the third quarter of fiscal 2002 from its existing inventory of medical equipment.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - LIQUIDITY

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. At April 30, 2002, the Company has a deficiency in equity of $43,619,000 compared to $45,642,000 as of October 31, 2001, and a working capital deficiency of $27,515,000 as of April 30, 2002 compared to a deficiency of $26,987,000 as of October 31, 2001. Over the past several years, management has been addressing the issues that have led to these deficiencies, and the results of management's plans and efforts have been positive as indicated by improvement in operating income and profitability over the last two years. However, continued effort is planned in the future to allow the Company to continue to operate profitably. Such actions and plans include:

     (1) Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In late November 2001, the Company opened a new center in Burbank and in January 2002, the Company opened a new center in Tarzana, California. In May 2002, the Company acquired Grove Diagnostic Imaging in Rancho Cucamonga.

     (2) Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. The Company entered into a new capitation contract effective January 1, 2002 with Primecare Medical Group for approximately 62,000 lives primarily benefiting the Company's Temecula Valley Imaging Center ["TVIC"]. The Company opened two additional facilities in Sun City and Lake Elsinore, California, which will provide x-ray services to support the new contract. April's YTD net revenue and net income at TVIC increased approximately 85% and 87%, respectively, over the prior year's six month period after the implementation of the new contract.

     (3) Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company has renegotiated several of its existing capitation contracts increasing net reimbursement for the current fiscal year.

     (4) Continue to evaluate all facilities' operations and trim excess operating costs as well as general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income.

     (5) Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. The Company has demonstrated continued success in upgrading its medical equipment enhancing its technology and increasing volume at many of its locations.

     (6) Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated past success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. During the second quarter, the Company renegotiated several notes payable with DVI to obtain working capital of $2,000,000 and extend payment terms. In addition, the Company financed historically accrued maintenance charges with General Electric for approximately $1,108,000 with payment terms of 35 months at 9.5%.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - LIQUIDITY - CONTINUED

     (7) Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount.

ITEM 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

Primedex Health Systems, Inc. provides diagnostic imaging services through its 49 facilities throughout California. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     (1)  Radnet Management, Inc. ["Radnet"] Subsidiaries
          a.   Radnet Sub, Inc. ["Tower"],
          b.   Radnet Heartcheck Management, Inc.,
          c.   Radnet Managed Imaging Services, Inc. ["RMIS"],
          d.   SoCal MR Site Management, Inc.,
          e.   Radnet Management I, Inc.,
          f.   Radnet Management II, Inc.,
          g.   Westchester Imaging Group (a 50% joint venture),
          h.   Burbank Advanced Imaging Center, LLC (75%)
          i.   Rancho Bernardo Advanced Imaging Center, LLC (75%)
     (2)  Diagnostic Imaging Services, Inc.
          Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"]

Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations. Westchester Imaging Group is consolidated with the Company based upon the criteria of both SFAS 94 and EITF 97-2.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2002 AND 2001

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                        PERCENTAGE DOLLAR
                                                PERCENT OF NET REVENUE                      INCREASE
                                              SIX MONTHS ENDED APRIL 30,                   (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2002                2001                    `01 TO `02
                                        ------------------- -------------------       ---------------------

Revenue                                        265.8%              252.9 %                      38.5%

Less: Allowances                              (165.8)             (152.9)                       42.8
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        31.8

Operating expense
  Operating expenses                           (71.7)              (69.4)                       36.1
  Depreciation and amortization                (10.8)               (9.5)                       48.9
  Provision for bad debts                       (3.8)               (2.8)                       82.0
                                        ------------------- -------------------       ---------------------
Total operating expense                        (86.3)              (81.7)                       39.2
                                        ------------------- -------------------       ---------------------

Income from operations                          13.7                18.3                        (1.4)

Interest expense, net                          (11.8)              (13.0)                       18.9
Gain (loss) on sale of centers
  and equipment                                 (0.1)                7.0                      (102.3)

Other, net                                       1.0                 0.1                      1426.8
                                        ------------------- -------------------       ---------------------

Income before minority interest                  2.8                12.4                       (70.6)
and extraordinary item

Minority interest                               (0.1)               (0.4)                      (60.2)
                                        ------------------- -------------------       ---------------------

Income before extraordinary item                 2.7                12.0                       (70.9)

Extraordinary item                                --                 0.2                      (100.0)
                                        ------------------- -------------------       ---------------------

Net income                                       2.7                12.2                       (71.4)
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the six months ended April 30, 2002 compared to the six months ended April 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                              2002                  2001
                                              ----                  ----
NET REVENUE                               $66,163,000           $ 50,214,000
-----------

Net revenue increased approximately $15,949,000, or 31.8%, for the six months ended April 30, 2002, compared to the same period last year. Of the net revenue increase, 57.3% was due to the addition of eight new sites subsequent to April 30, 2001, offset by a 3.7% decrease due to the sale of the Valley Regional Oncology Center ["VROC"] facility in the second quarter of fiscal 2001. The remaining 46.4% increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with increasing population, and increased throughput at many sites due to the upgrade of medical equipment. In particular were improvements at the Company's Tower, Riverside and Temecula facilities where net revenue increased by approximately $1,333,000, $1,114,000 and $1,110,000, respectively, during the six months ended April 30, 2002 versus the same period the prior year.


OPERATING EXPENSES                                  2002              2001
------------------                                  ----              ----
   OPERATING EXPENSES                            $47,421,000       $34,834,000
   DEPRECIATION AND AMORTIZATION                   7,125,000         4,786,000
   PROVISION FOR BAD DEBTS                         2,547,000         1,399,000
                                                 ------------------------------
TOTAL OPERATING EXPENSES                         $57,093,000       $41,019,000

Operating expenses for the six months ended April 30, 2002 increased approximately $12,587,000, or 36.1%, compared to the same period last year. Of this increase, 62.0% is due to the addition of eight new sites subsequent to April 30, 2001, offset by a 2.5% decrease due to the sale of the Valley Regional Oncology Center ["VROC"] facility in the second quarter of fiscal 2001. The remaining 40.5% increase in operating expenses is primarily due to the 31.8% increase in net revenue and the variable nature of many of the expense line items. In addition, the Company has been expanding its Corporate infrastructure to handle the increased volume due to its rapid expansion while preparing for its future growth in recent center acquisitions and the building and development of new centers.

Included in operating expenses for the six months ended April 30, 2002 and 2001 is approximately $28,703,000 and $19,917,000, respectively, for salaries and reading fees, approximately $4,184,000 and $3,400,000, respectively, for building and equipment rentals, and approximately $14,534,000 and $11,517,000, respectively, in general and administrative expenditures.

Depreciation and amortization for the six months ended April 30, 2002 increased approximately $2,339,000, or 48.9%, compared to the same period last year. The increase is due to the addition of eight new sites subsequent to April 30, 2001 and the upgrade of addition of equipment throughout fiscal 2001 and the first six months of fiscal 2002. As of April 30, 2001, net property and equipment was approximately $47.3 million compared to approximately $81.6 million as of April 30, 2002.

Provision for bad debt for the six months ended April 30, 2002 increased approximately $1,148,000, or 82.0%, compared to the same period last year. A primary reason for the increase is due to the 31.8% increase in net revenue. With the increase in business and the expansion into new regions with the addition and acquisition of new centers, the Company has experienced slight increases in bad debt write-offs. As the new business and contracts stabilize in the future, the Company expects its bad debt percentage to decrease in a consistent manner.


                                                2002                  2001
                                                ----                  ----
INTEREST EXPENSE, NET                       $ 7,785,000           $ 6,550,000
---------------------

Net interest expense for the six months ended April 30, 2002 increased approximately $1,235,000, or 18.9%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing, offset by decreases in line of credit interest charges with the reductions in the prime interest rate during the respective periods.

                                                    2002               2001
                                                    ----               ----
GAIN (LOSS) ON SALE OF CENTERS AND EQUIPMENT     ($ 82,000)        $ 3,529,000
--------------------------------------------

Gain on sale of centers and equipment for the six months ended April 30, 2002 decreased $3,611,000, or 102.3%, compared to the same period last year. During the six months ended April 30, 2001, the Company's DIS subsidiary sold VROC for $4,000,000 cash and recognized a gain on the sale of approximately $3,527,000.

                                                   2002                2001
                                                   ----                ----
OTHER                                           $ 626,000            $ 41,000
-----

Other income, net of other expense, for the six months ended April 30, 2002 increased approximately $585,000, or 1426.8%, compared to the same period last year. Other income consists of professional reading income, record copy income, deferred income on the sale and leaseback of the Company's Orange facility and other miscellaneous receipts. Other expenses consist primarily of modification fee amortization and other miscellaneous expenses or write-offs. During the six months ended April 30, 2001, the Company incurred pre-acquisition charges for one site of approximately $225,000 and expensed approximately $44,000 more in modification fee amortization than the current six month period. During the six months ended April 30, 2002, the Company recognized deferred income from the sale and leaseback of its Orange facility of $45,000, received approximately $80,000 in general insurance refund checks for losses sustained at its Northridge and Tustin facilities, and received approximately $150,000 for an insurance reimbursement for a business interruption loss at its Roxsan facility when its MRI sustained water damage and was out of service for approximately six weeks.

                                                     2002               2001
                                                     ----               ----
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY       ($ 76,000)        ($ 191,000)
-------------------------------------------

Minority interest expense for the six months ended April 30, 2002 decreased approximately $115,000, or 60.3%, compared to the same period last year. Minority interest is primarily comprised of 25% of the earnings of Burbank Advanced Imaging Center and 50% of the earnings of Westchester Imaging Group. The primary reason for the decrease is that during the six months ended April 30, 2002, Burbank, which opened in late November 2001, incurred a loss of approximately $330,000 and the minority interest portion was offset against other minority interest expense.

                                                   2002                2001
                                                   ----                ----
PROVISION FOR INCOME TAXES                         $ --                $ --
--------------------------

The provision for income taxes for the six months ended April 30, 2002 was offset by a deferred income tax benefit of the same amount. The benefit is derived from the reversal of a portion of the allowance applied to the deferred tax asset only to the extent that the Company realized income for the period. The Company assessed its position with respect to the entire allowance against the deferred tax assets as of April 30, 2002, and determined that recognizing any additional benefit, under the criteria of FAS statement 109, was not justified at this time. The Company will continue to assess its position with respect to deferred taxes each quarter.

                                                    2002               2001
                                                    ----               ----
EXTRAORDINARY ITEM                                  $ --            $ 113,000
------------------

Extraordinary items for the six months ended April 30, 2002 decreased $113,000, or 100%, compared to the same period last year. Extraordinary gains represent the write-off of limited partner notes past statute and the settlement of limited partner notes or the repurchase of subordinated debentures at a discount. The Company has not made any settlements during fiscal 2002.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                        PERCENTAGE DOLLAR
                                                PERCENT OF NET REVENUE                       INCREASE
                                             THREE MONTHS ENDED APRIL 30,                   (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2002                2001                    `01 TO `02
                                        ------------------- -------------------       ---------------------

Revenue                                        272.0%              253.7 %                      38.5%

Less: Allowances                              (172.0)             (153.7)                       44.6
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        29.2

Operating expense
  Operating expenses                           (70.7)              (68.8)                       32.8
  Depreciation and amortization                (11.3)               (9.3)                       56.2
  Provision for bad debts                       (4.0)               (2.8)                       84.2
                                        ------------------- -------------------       ---------------------
Total operating expense                        (86.0)              (80.9)                       37.2
                                        ------------------- -------------------       ---------------------

Income from operations                          14.0                19.1                        (5.0)

Interest expense, net                          (11.8)              (12.3)                       24.1
Gain (loss) on sale of centers
  and equipment                                 (0.3)               13.5                      (102.6)

Other, net                                       1.0                (0.3)                      488.6
                                        ------------------- -------------------       ---------------------

Income before minority interest                  2.9                20.0                       (81.6)
and extraordinary item

Minority interest                               (0.4)               (0.4)                       10.6
                                        ------------------- -------------------       ---------------------
                                        ------------------- -------------------       ---------------------

Income before extraordinary item                 2.5                19.6                       (83.6)

Extraordinary item                              --                   0.4                      (100.0)
                                        ------------------- -------------------       ---------------------

Net income                                       2.5                20.0                       (84.0)
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended April 30, 2002 compared to the three months ended April 30, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                                  2002               2001
                                                  ----               ----
NET REVENUE                                   $33,722,000        $ 26,104,000
-----------

Net revenue increased approximately $7,618,000, or 29.2%, for the three months ended April 30, 2002, compared to the same period last year. Of the net revenue increase, 64.0% was due to the addition of eight new sites subsequent to April 30, 2001, offset by a 1.3% decrease due to the sale of the VROC facility in the second quarter of fiscal 2001. The remaining 37.3% increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with increasing population, and increased throughput at many sites due to the upgrade of medical equipment. In particular were improvements at the Company's Tower, Riverside and Temecula facilities where net revenue increased by approximately $575,000, $372,000 and $746,000, respectively, during the three months ended April 30, 2002 versus the same period the prior year.

OPERATING EXPENSES                                   2002              2001
------------------                                   ----              ----
   OPERATING EXPENSES                            $23,850,000       $17,963,000
   DEPRECIATION AND AMORTIZATION                   3,792,000         2,428,000
   PROVISION FOR BAD DEBTS                         1,347,000           731,000
                                                 ------------------------------
TOTAL OPERATING EXPENSES                         $28,989,000       $21,122,000

Operating expenses for the three months ended April 30, 2002 increased approximately $5,887,000, or 32.8%, compared to the same period last year. Of this increase, 64.8% is due to the addition of eight new sites subsequent to April 30, 2001, offset by a 1.4% decrease due to the sale of the VROC in the second quarter of fiscal 2001. The remaining 36.6% increase in operating expenses is primarily due to the 29.2% increase in net revenue and the variable nature of many of the expense line items. In addition, the Company has been expanding its corporate infrastructure to handle the increased volume due to its rapid expansion while preparing for its future growth in recent center acquisitions and the building and development of new centers.

Included in operating expenses for the three months ended April 30, 2002 and 2001 is approximately $14,475,000 and $10,016,000, respectively, for salaries and reading fees, approximately $2,129,000 and $1,668,000, respectively, for building and equipment rentals, and approximately $7,246,000 and $6,279,000, respectively, in general and administrative expenditures.

Depreciation and amortization for the three months ended April 30, 2002 increased approximately $1,364,000, or 56.2%, compared to the same period last year. The increase is due to the addition of eight new sites subsequent to April 30, 2001 and the upgrade of addition of equipment throughout fiscal 2001 and the first six months of fiscal 2002. As of April 30, 2001, net property and equipment was approximately $47.3 million compared to approximately $81.6 million as of April 30, 2002.

Provision for bad debt for the three months ended April 30, 2002 increased approximately $616,000, or 84.2%, compared to the same period last year. A primary reason for the increase is due to the 29.2% increase in net revenue. With the increase in business and the expansion into new regions with the addition and acquisition of new centers, the Company has experienced slight increases in bad debt write-offs. As the new business and contracts stabilize in the future, the Company expects its bad debt percentage to decrease in a consistent manner.

                                                   2002               2001
                                                   ----               ----
INTEREST EXPENSE, NET                          $ 3,987,000        $ 3,212,000
---------------------

Net interest expense for the three months ended April 30, 2002 increased approximately $775,000, or 24.1%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing, offset by decreases in line of credit interest charges with the reductions in the prime interest rate during the respective periods.

                                                      2002               2001
                                                      ----               ----
GAIN (LOSS) ON SALE OF CENTERS AND EQUIPMENT       ($ 92,000)        $ 3,529,000
--------------------------------------------

Gain on sale of centers and equipment for the three months ended April 30, 2002 decreased $3,621,000, or 102.6%, compared to the same period last year. During the three months ended April 30, 2001, the Company's DIS subsidiary sold its Valley Regional Oncology Center ["VROC"] for $4,000,000 cash and recognized a gain on the sale of approximately $3,527,000.

                                                      2002               2001
                                                      ----               ----
OTHER                                              $ 307,000          ($ 79,000)
-----

Other income, net of other expense, for the three months ended April 30, 2002 increased approximately $386,000, or 488.6%, compared to the same period last year. Other income consists of professional reading income, record copy income, deferred income on the sale and leaseback of the Company's Orange facility and other miscellaneous receipts. Other expenses consist primarily of modification fee amortization and other miscellaneous expenses or write-offs. During the three months ended April 30, 2001, the Company incurred pre-acquisition charges for one site of approximately $225,000 and expensed approximately $23,000 more in modification fee amortization than the current three-month period. During the three months ended April 30, 2002, the Company recognized deferred income from the sale and leaseback of its Orange facility of $23,000 and received approximately $80,000 in general insurance refund checks for losses sustained at its Northridge and Tustin facilities.

                                                      2002               2001
                                                      ----               ----
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY       ($ 125,000)        ($ 113,000)
-------------------------------------------

Minority interest expense for the three months ended April 30, 2002 increased approximately $12,000, or 10.6%, compared to the same period last year. Minority interest is primarily comprised of 25% of the earnings of Burbank Advanced Imaging Center and 50% of the earnings of Westchester Imaging Group.

                                                      2002               2001
                                                      ----               ----
PROVISION FOR INCOME TAXES                            $ --               $ --
--------------------------

The provision for income taxes for the three months ended April 30, 2002 was offset by a deferred income tax benefit of the same amount. The benefit is derived from the reversal of a portion of the allowance applied to the deferred tax asset only to the extent that the Company realized income for the period. The Company assessed its position with respect to the entire allowance against the deferred tax assets as of April 30, 2002, and determined that recognizing any additional benefit, under the criteria of FAS statement 109, was not justified at this time. The Company will continue to assess its position with respect to deferred taxes each quarter.

                                                      2002               2001
                                                      ----               ----
EXTRAORDINARY ITEM                                    $ --            $ 108,000
------------------

Extraordinary items for the three months ended April 30, 2002 decreased $108,000, or 100%, compared to the same period last year. Extraordinary gains represent the write-off of limited partner notes past statute and the settlement of limited partner notes or the repurchase of subordinated debentures at a discount. The Company has not made any settlements during fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased for the six months ended April 30, 2002 by $33,000 and increased for the six months ended April 30, 2001 by $10,000.

Cash used by investing activities for the six months ended April 30, 2002 was $2,176,000 compared to the cash provided by investing activities for the six months ended April 30, 2001 of $1,985,000. For the six months ended April 30, 2002 and 2001, the Company purchased property and equipment for approximately $3,953,000 and $1,810,000, respectively, received proceeds from the sale of imaging centers or property and equipment of $1,700,000 and $4,000,000, respectively. During the six months ended April 30, 2002, the Company sold the land and building at its Northridge facility for $1,700,000 and leased the existing facility for ten years with a beginning base rent of $13,458 per month. The Company recognized a loss on the sale of approximately $147,000. During the six months ended April 30, 2001, the Company sold its VROC facility for $4,000,000 and recognized a gain on the sale of approximately $3,527,000. In addition, during the six months ended April 30, 2002, the Company received payments from related parties of $77,000. During the six months ended April 30, 2001, the Company made loans to related parties of $75,000, invested $100,000 in a center and acquired addition DIS common stock for approximately $30,000.

Cash used for financing activities for the six months ended April 30, 2002 was $4,928,000 compared to $7,731,000 for the same period in 2001. For the six months ended April 30, 2002 and 2001, the Company made principal payments on capital leases and notes payable of approximately $10,542,000 and $9,019,000, respectively, increased its cash disbursements in transit by $531,000 and $1,019,000, respectively, received proceeds from the sale of common stock of $2,000 and $22,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $5,360,000 and $294,000, respectively, and paid loan fees of $10,000 in each period. In addition, during the six months ended April 30, 2002, the Company made payments to related parties of $119,000, distributed $275,000 to one of its joint venture partners, and received joint venture proceeds of $125,000 for its new center in Rancho Bernardo. During the six months ended April 30, 2001, the Company purchased subordinated debentures for $37,000.

At April 30, 2002, the Company had a working capital deficit of $27,515,000 as compared to a working capital deficit of $26,987,000 at October 31, 2001, representing an increased deficit of $528,000. Included in current liabilities of the Company at April 30, 2002 and October 31, 2001 are approximately $20.1 million and $20.7 million, respectively, of revolving lines of credit liabilities. Over the past several years, management has been addressing the issues that have led to these deficiencies, and the results of management's plans and efforts have been positive as indicated by improvement in operating income and profitability over the last two years. However, continued effort is planned in the future to allow the Company to continue to operate profitably. Such actions and plans include:

     (1) Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In late November 2001, the Company opened a new center in Burbank and in January 2002, the Company opened a new center in Tarzana, California. In May 2002, the Company acquired Grove Diagnostic Imaging in Rancho Cucamonga.

     (2) Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. The Company entered into a new capitation contract effective January 1, 2002 with Primecare Medical Group for approximately 62,000 lives primarily benefiting the Company's Temecula Valley Imaging Center ["TVIC"]. The Company opened two additional facilities in Sun City and Lake Elsinore, California, which will provide x-ray services to support the new contract. April's YTD net revenue and net income at TVIC increased approximately 85% and 87%, respectively, over the prior year's six month period after the implementation of the new contract.

     (3) Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company has renegotiated several of its existing capitation contracts increasing net reimbursement for the current fiscal year.

     (4) Continue to evaluate all facilities' operations and trim excess operating costs as well as general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income.

     (5) Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. The Company has demonstrated continued success in upgrading its medical equipment enhancing its technology and increasing volume at many of its locations.

     (6) Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated past success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. During the second quarter, the Company renegotiated several notes payable with DVI to obtain working capital of $2,000,000 and extend payment terms. In addition, the Company financed historically accrued maintenance charges with General Electric for approximately $1,108,000 with payment terms of 35 months at 9.5%.

     (7) Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount.

The Company's future obligations for debt and equipment under capital lease for the next five years, including lines of credit, will be approximately $55,012,000, $33,237,000, $31,050,000, $34,409,000 and $17,741,000,
respectively. Interest expense, excluding interest expense on operating lines of credit and subordinated bond debentures, for the next five years, included in the above payments, will be approximately $11,898,000, $9,538,000, $7,055,000, $4,464,000 and $1,938,000, respectively. The Company estimates interest on its bond debentures to be approximately $1,630,000 in fiscal 2002. In addition, the Company has noncancelable operating leases for the use of its facilities and certain medical equipment, which will average approximately $6,700,000 in annual payments over the next five years. The increase in primarily due to the recent building lease agreements for Rancho Bernardo, the two adjacent Orange sites, Lake Elsinore, Sun City, Northridge and Grove Imaging.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems for the maintenance of the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. In August 2001, the agreement was amended and expires on November 1, 2005. The service fee ranges from 2.82% to 3.74% of net revenue [less provisions for bad debt] and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. For the six months ended April 30, 2002, the monthly service fees were 3.64% of net revenues.

The Company's working capital needs are currently provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $22,000,000 or the prior 120-days' cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $10,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At April 30, 2002, $17,342,000 was outstanding under this line.

Under a second line of credit with DVI Business Credit, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The line, originally due October 31, 2000, is currently on a month-to-month basis pending renegotiation. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At April 30, 2002, $2,739,000 was outstanding under this line.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There are no matters to be reported under this heading.

         ITEM 5.  OTHER INFORMATION
                  During the six months ended April 30, 2002, the following securities were sold by the Company pursuant to the exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended:

                    (1) On November 1, 2001, the Company issued to one individual a five-year warrant exercisable at a price of $.95 per share to purchase 75,000 shares of the Company's common stock.

                    (2) On February 5, 2002, the Company issued to one individual a five-year warrant exercisable at a price of $1.10 per share to purchase 200,000 shares of the Company's common stock.

                    (3) On April 11, 2002, the Company issued to two individuals five-year warrants exercisable at a price of $1.61 as to 30,000 shares of the Company's common stock and $1.26 as to 500,000 shares of the Company's common stock.

                  In each of the above cases the consideration was a radiologist's agreement to accept a full-time relationship at one of the Company's facilities.

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


                                 Primedex Health Systems, Inc.
                                 ----------------------------------------------
                                 (Registrant)


June 10, 2002                    By:  Howard G. Berger, M.D.
                                      -----------------------------------------
                                      Howard G. Berger, M.D., President,
                                      Treasurer and Principal Financial Officer