Form 10-Q
period 2002-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2002-09-23
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ____________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarter Ended July 31, 2002 Commission File Number 0-19019

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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's common stock as of September 17, 2002 was 41,005,734 [excluding treasury shares].


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
-----------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------

                                                                               JULY 31,       OCTOBER 31,
                                                                                2002             2001
                                                                             (UNAUDITED)
                                                                            --------------   --------------
                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $      30,000    $      40,000
  Accounts receivable, net                                                     28,956,000       28,764,000
  Unbilled receivables and other receivables                                    2,145,000          133,000
  Due from related party                                                               --           94,000
  Deferred income taxes                                                         2,235,000        5,235,000
  Other                                                                         1,698,000        1,328,000
                                                                            --------------   --------------
           Total current assets                                                35,064,000       35,594,000
                                                                            --------------   --------------

PROPERTY AND EQUIPMENT, NET                                                    86,587,000       65,368,000
                                                                            --------------   --------------
OTHER ASSETS:
  Accounts receivable, net                                                      2,486,000        2,499,000
  Due from related parties                                                             --           60,000
  Goodwill, net                                                                23,720,000       24,064,000
  Deferred income taxes                                                         3,000,000               --
  Other                                                                           733,000          844,000
                                                                            --------------   --------------
           Total other assets                                                  29,939,000       27,467,000
                                                                            --------------   --------------
                                                                            $ 151,590,000    $ 128,429,000
                                                                            ==============   ==============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash disbursements in transit                                             $   4,042,000    $   3,804,000
  Accounts payable and accrued expenses                                        23,200,000       19,361,000
  Income tax payable                                                                   --          125,000
  Subordinated debentures payable                                              16,293,000               --
  Notes payable to related party                                                1,173,000          119,000
  Current portion of notes and leases payable                                  29,707,000       39,172,000
                                                                            --------------   --------------
           Total current liabilities                                           74,415,000       62,581,000
                                                                            --------------   --------------
LONG-TERM LIABILITIES:
  Subordinated debentures payable                                                      --       16,303,000
  Notes payable to related party                                                  105,000        1,330,000
  Notes and leases payable, net of current portion                            123,814,000       90,569,000
  Accrued expenses                                                                781,000        1,986,000
                                                                            --------------   --------------
           Total long-term liabilities                                        124,700,000      110,188,000
                                                                            --------------   --------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                    1,214,000        1,142,000
                                                                            --------------   --------------

REDEEMABLE STOCK                                                                       --          160,000
                                                                            --------------   --------------

STOCKHOLDERS' DEFICIT                                                         (48,739,000)     (45,642,000)
                                                                            --------------   --------------

                                                                            $ 151,590,000    $ 128,429,000
                                                                            ==============   ==============
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------------------------------

                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  JULY 31,                          JULY 31,
                                       -------------------------------   -------------------------------
                                           2002             2001              2002             2001
                                       --------------   --------------   --------------   --------------
REVENUE
  Revenue                              $  98,438,000    $  75,798,000    $ 274,275,000    $ 202,799,000
  Less: Allowances                        62,858,000       46,334,000      172,532,000      123,121,000
                                       --------------   --------------   --------------   --------------
     Net revenue                          35,580,000       29,464,000      101,743,000       79,678,000
                                       --------------   --------------   --------------   --------------
OPERATING EXPENSES
  Operating expenses                      29,361,000       20,521,000       76,782,000       55,356,000
  Depreciation and amortization            4,066,000        2,755,000       11,191,000        7,540,000
  Provision for bad debts                  2,338,000          845,000        4,885,000        2,244,000
                                       --------------   --------------   --------------   --------------
     Total operating expenses             35,765,000       24,121,000       92,858,000       65,140,000
                                       --------------   --------------   --------------   --------------
     (Loss) Income from operations          (185,000)       5,343,000        8,885,000       14,538,000
                                       --------------   --------------   --------------   --------------
OTHER INCOME (EXPENSE)
  Interest expense, net                   (4,341,000)      (3,332,000)     (12,126,000)      (9,882,000)
  Gain (loss) on sale of imaging
    centers and equipment                   (217,000)           9,000         (300,000)       3,538,000
  Other (expense) income, net               (234,000)         163,000          393,000          204,000
                                       --------------   --------------   --------------   --------------
     Total other expense                  (4,792,000)      (3,160,000)     (12,033,000)      (6,140,000)
                                       --------------   --------------   --------------   --------------
(LOSS) INCOME BEFORE
  MINORITY INTEREST AND
  EXTRAORDINARY ITEM                      (4,977,000)       2,183,000       (3,148,000)       8,398,000
                                       --------------   --------------   --------------   --------------
MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                    (146,000)        (102,000)        (222,000)        (292,000)
                                       --------------   --------------   --------------   --------------
(LOSS) INCOME BEFORE
  EXTRAORDINARY ITEM                      (5,123,000)       2,081,000       (3,370,000)       8,106,000

EXTRAORDINARY ITEM-GAIN
  FROM EXTINGUISHMENT OF
  DEBT (NET OF INCOME TAXES OF $-0-)           1,000               --            1,000          113,000
                                       --------------   --------------   --------------   --------------
NET (LOSS) INCOME                      $  (5,122,000)   $   2,081,000    $  (3,369,000)   $   8,219,000
                                       ==============   ==============   ==============   ==============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
---------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        JULY 31,                           JULY 31,
                                             -------------------------------    -------------------------------
                                                 2002              2001             2002               2001
                                             -------------     -------------    -------------     -------------
BASIC EARNINGS PER SHARE:
 (Loss) Income before extraordinary gain             (.12)              .05             (.08)              .19
  Extraordinary gain                                  .00               .00              .00               .00
                                             -------------     -------------    -------------     -------------
BASIC NET (LOSS) INCOME
  PER SHARE:                                 $       (.12)     $        .05     $       (.08)     $        .19
                                             =============     =============    =============     =============

DILUTED EARNINGS PER SHARE:
 (Loss) Income before extraordinary gain             (.12)              .04             (.08)              .18
  Extraordinary gain                                  .00               .00              .00               .00
                                             -------------     -------------    -------------     -------------
DILUTED NET (LOSS) INCOME
  PER SHARE:                                 $       (.12)     $        .04     $       (.08)     $        .18
                                             =============     =============    =============     =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                                        41,001,000        40,147,000       40,832,000        39,845,000
                                             =============     =============    =============     =============
  DILUTED                                      41,001,000        47,593,000       40,832,000        44,639,000
                                             =============     =============    =============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                              Common Stock
                             $.01 par value
                               100,000,000
                             shares authorized                     Treasury Stock, at cost      Stock        Total
                             --------------------    Paid-in      ------------------------   Accumulated  Subscription Stockholders'
                               Shares     Amount     Capital        Shares        Amount        Deficit    Receivable     Deficit
                             ----------  --------  ------------   -----------   ----------  --------------  --------   -------------
BALANCE - OCTOBER 31, 2001   42,432,010  $425,000  $100,108,000   (1,825,000)   $(695,000)  $(145,432,000)  $(48,000)  $(45,642,000)

 Issuance of Common
  Stock [Note 6 & 7]            398,224     4,000        60,000           --           --              --     18,000         82,000

 Retirement of
   Redeemable Stock                  --        --       160,000           --           --              --         --        160,000
 Payment of
   Subscription Receivable           --        --            --           --           --              --     30,000         30,000

 Net loss                            --        --            --           --           --      (3,369,000)        --     (3,369,000)
                             ----------  --------  ------------   -----------   ----------  --------------  --------   -------------
BALANCE - JULY 31, 2002
  (UNAUDITED)                42,830,234  $429,000  $100,328,000   (1,825,000)   $(695,000)  $(148,801,000)  $     --   $(48,739,000)
                             ==========  ========  ============   ===========   ==========  ==============  ========   =============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
---------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                                                     NINE MONTHS ENDED
                                                                                          JULY 31,
                                                                               --------------------------------
                                                                                   2002                2001
                                                                               -------------      -------------
NET CASH FROM OPERATING ACTIVITIES                                             $  9,621,000       $  8,980,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in imaging centers and subsidiary's common stock                           --           (160,000)
  Purchase of property and equipment                                             (6,428,000)        (3,867,000)
  Proceeds from sale of imaging centers and equipment                             1,700,000          4,000,000
  Payments from related parties                                                     132,000                 --
  Loans or payments to related parties                                             (171,000)          (105,000)
                                                                               -------------      -------------
                 Net cash used by investing activities                           (4,767,000)          (132,000)
                                                                               -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                                                     238,000          1,256,000
  Principal payments on notes and leases payable                                (14,504,000)       (12,836,000)
  Proceeds from short-term and long-term borrowings                               9,572,000          2,351,000
  Proceeds from issuance of common stock                                              4,000             22,000
  Purchase of subordinated debentures                                                (9,000)           (37,000)
  Loan fees                                                                         (15,000)           (15,000)
  Joint venture proceeds                                                            125,000            400,000
  Joint venture distribution                                                       (275,000)                --
                                                                               -------------      -------------
                 Net cash used by financing activities                           (4,864,000)        (8,859,000)
                                                                               -------------      -------------
NET DECREASE IN CASH                                                                (10,000)           (11,000)
CASH, beginning of period                                                            40,000             36,000
                                                                               -------------      -------------
CASH, end of period                                                            $     30,000       $     25,000
                                                                               =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                                             $ 10,800,000       $  9,284,000
                                                                               =============      =============
          Income taxes                                                         $    156,000       $         --
                                                                               =============      =============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
NINE MONTHS ENDED JULY 31, 2002 AND 2001
--------------------------------------------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for $26,826,000 and $7,870,000 for the nine months ended July 31, 2002 and 2001, respectively.

     Effective July 2, 2002, the Company renegotiated twelve of its outstanding notes payable with DVI, obtained working capital and incurred $2.8 million in charges which will be expensed as interest over the six year life of the loans.

     In November 2001, the Company issued 132,850 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses.

     In April 2002, an officer of the Company exercised his option to purchase 300,000 shares of common stock at $.15 per share. As part of the transaction, the officer gave the Company 30,201 shares of its common stock previously held by the officer worth $45,000 ($1.49 per share public closing price on the transaction date). In addition, the officer gave the Company an additional 13,424 shares of common stock previously held by the officer worth $20,000 in payment of his note payable with accumulated interest (classified as Stock Subscription Receivable on the Company's financial statements). By combining the transaction, the Company issued a net 256,375 shares of common stock to the officer for his option exercise.

     Effective May 1, 2002, the Company acquired the assets and business of Grove Diagnostic Imaging ["Grove"] in Rancho Cucamonga, California for approximately $1,454,000 in assumed liabilities. The Company recorded net property and equipment of approximately $1,441,000 and other current assets of approximately $13,000 as part of the transaction.

     Effective May 10, 2001, the Company acquired the assets and business of Modesto Imaging Center. As part of the transaction, the Company recorded net property and equipment of $1,868,000, notes payable of $6,886,000, other liabilities of $1,032,000 and goodwill of $6,050,000. Subsequent to the acquisition in May 2002, the Company reduced both the goodwill and other liabilities by approximately $344,000, respectively, for an adjustment to the purchase price based upon guaranteed annual net revenues and the ultimate shortfall.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
NINE MONTHS ENDED JULY 31, 2002 AND 2001 (CONTINUED)
--------------------------------------------------------------------------------

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

     Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. The Company recorded additions to redeemable stock based upon its right to redeem the preferred stock at a price beginning at $1.15 per share and increasing by $.10 per year for five years. Subsequent to April 30, 2001, but prior to October 31, 2001, the Company converted the preferred stock back in to notes payable with accrued interest of approximately $235,000 accumulated into the new notes payable balances.



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENATATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 2002 and 2001 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

     The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     o    Radnet Management, Inc. ["Radnet"]
          Subsidiaries:
          o    Radnet Sub, Inc. ["Tower"],
          o    Radnet Heartcheck Management, Inc.,
          o    Radnet Managed Imaging Services, Inc. ["RMIS"],
          o    SoCal MR Site Management, Inc.,
          o    Radnet Management I, Inc.,
          o    Radnet Management II, Inc. ["Modesto"],
          o    Westchester Imaging Group (a 50% joint venture),
          o    Burbank Advanced Imaging Center, LLC (75%)
          o    Rancho Bernardo Advanced Imaging Center, LLC (75%)
          o    Diagnostic Imaging Services, Inc. ["DIS"]
               Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"].

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

NOTE 2 - NATURE OF BUSINESS

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services through its 52 facilities. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 146 ("Accounting for Cost Associated with Exit or Disposal Activities"), No. 145 ("Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Correction"), No. 144 ("Accounting for Impairment or Disposal of Long-Lived Assets"), and No. 143 ("Accounting for Asset Retirement Obligations"). SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of SFAS 143, SFAS 144, SFAS 145, and SFAS 146 will have material impact on the financial statements.

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

     The Company implemented No. 142 effective November 1, 2001. In connection with the adoption of No. 142, the Company performed a transitional goodwill impairment assessment and determined there would be no effect on the earnings and financial position of the Company at this time. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $1,116,000 ($0.03 per share) for the nine months ended July 31, 2002.

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES

Future imaging center openings:
     Effective November 26, 2001, the Company entered into a new building lease in Rancho Bernardo, California, near San Diego, for 9,557 square feet of space to develop a multi-modality imaging center providing MRI, CT, PET, mammography, ultrasound and x-ray services. The center, Rancho Bernardo Advanced Imaging Center, LLC ["RB"], will be 75%-owned by the Company and 25%-owned by two physicians who will invest $250,000. As of July 31, 2002, the Company has received $125,000 of the investment. The lease term is ten years from June 2002 and the monthly rental is approximately $12,000. The center is expected to open in the first quarter of fiscal 2003.

     In the second quarter of fiscal 2002, the Company entered into two new building leases for approximately 10,000 square feet of space in the building across the street from Orange Imaging Center to open Orange Advanced Imaging Center and Orange Women's Center. The combined monthly rental will be approximately $23,000 and the lease terms are ten years. Orange Advanced will offer MRI, PET, nuclear medicine and x-ray services and Orange Women's Center will offer ultrasound and mammography services. The Centers will open in late September or early October 2002.

Center openings:
     In late November 2001, the Company opened Burbank Advanced Imaging Center, LLC ["Burbank"], which provided MRI, CT, PET, ultrasound, nuclear medicine and x-ray services. Subsequent to its opening, the Company moved the PET and nuclear medicine equipment to Orange Advanced Imaging Center. Burbank is a joint venture with two physicians and is 75%-owned by the Company.

     In January 2002, the Company opened Tarzana Advanced Imaging Center which provides MRI, CT and PET services.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES - CONTINUED

     Effective January 1, 2002, the Company entered into a capitation arrangement with Primecare Medical Group for approximately 62,000 lives primarily benefiting the Company's Temecula Valley Imaging Center ["TVIC"]. The Company entered into two new building leases in Sun City [approximately 3,000 square feet] and Lake Elsinore [approximately 1,000 square feet], California, north of Temecula, which will provide x-ray services to support the new contract.

Center acquisitions:
     Effective May 1, 2002, the Company acquired certain assets and related liabilities of Grove Diagnostic Imaging ["Grove"] in Rancho Cucamonga, California for approximately $1,454,000. The transaction was financed by DVI. The center provides MRI, CT, ultrasound, mammography and x-ray services.


NOTE 5 - INTANGIBLE ASSETS

     Intangible Assets consist of goodwill recorded at cost of $29,986,000 and $30,330,000, less accumulated amortization of $6,266,000 and $6,266,000 as of July 31, 2002 and October 31, 2001, respectively. Amortization expense of approximately $-0- and $377,000 was recognized for the three months ended July 31, 2002 and 2001, respectively. Amortization expense of approximately $-0- and $979,000 was recognized for the nine months ended July 31, 2002 and 2001, respectively.

     In May 2002, the Company reduced both the goodwill and other liabilities of Modesto Imaging Center by approximately $344,000, respectively, for an adjustment to the purchase price based upon guaranteed annual net revenues and the ultimate shortfall.

     The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective November 1, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $1,116,000 ($.03 per share) for the nine months ended July 31, 2002.

NOTE 6 - CAPITAL TRANSACTIONS

     During the nine months ended July 31, 2002, options to purchase 19,750 shares of the Company's common stock at $.46 per share were canceled 90-days after the termination of employment of the individual option holders.

     During the nine months ended July 31, 2002, the Company issued 923,000 five-year warrants with average exercise prices from $.95 to $1.61 per share. In each of the above cases, the consideration was a radiologist's agreement to accept a full-time relationship at one of the Company's facilities.

     During the nine months ended July 31, 2002, four employees exercised their options to purchase 9,000 shares of common stock at $.46 per share, or approximately $4,000.

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

     Effective December 13, 2000, the Company's major lender, DVI Business Credit Corporation, agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. Subsequent to July 31, 2001, but prior to October 31, 2001, the Company converted the preferred stock back into notes payable with accrued interest of approximately $235,000 accumulated into the new notes payable balances.

NOTE 7 - RELATED PARTY TRANSACTIONS

     During the nine months ended July 31, 2002, the Company received $38,000 from the prior officer as payment of his $30,000 Stock Subscription Receivable and $8,000 of accumulated interest, received $94,000 from an officer in repayment of short-term loans, and forgave a portion of interest and debt from a prior officer of the Company of approximately $50,000. In addition, another officer of the Company gave 13,424 mature shares of common stock previously held by him worth $20,000 [$1.49 per share public trading price on date of the transaction] as payment in full of his note payable with accumulated interest (classified as Stock Subscription Receivable on the Company's financial statements).

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

     The amount due to related parties at October 31, 2001 consisted of $1,330,000 of long-term notes payable due to an officer and employee of the Company for the purchase of DIS common stock in 1996 and $119,000 in short-term loans made by an officer to the Company. During the nine months ended July 31, 2002, the Company repaid $119,000 to the officer for short-term loans and approximately $52,000 to an officer for long-term notes. The long-term notes bear interest at 6.58% paid annually. During the nine months ended July 31, 2002 and 2001, interest expense was approximately $66,000 in each period.

NOTE 8 - LIQUIDITY

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. At July 31, 2002, the Company has a deficiency in equity of $48,739,000 compared to $45,642,000 as of October 31, 2001, and a working capital deficiency of $39,351,000 as of July 31, 2002 compared to a deficiency of $26,987,000 as of October 31, 2001. Over the past several years, management has been addressing the issues that have led to these deficiencies, and the results of management's plans and efforts were positive until the latest quarter. Thus, continued effort is planned in the future to allow the Company to operate profitably. Such actions and plans include:

     o Increase revenue by selectively opening imaging centers in areas currently not served by the Company. The following centers have opened or will open in California in the near future:
          o    In late November 2001, the Company opened a new center in Burbank
          o    In January 2002, the Company opened a new center in Tarzana
          o In May 2002, the Company acquired Grove Diagnostic Imaging in Rancho Cucamonga
          o In October 2002, the Company will open up two offices adjacent to its Orange facility
          o In the first quarter of fiscal 2003, the Company will open a new multi-modality center in Rancho Bernardo

     o Increase revenue by negotiating new and existing managed care contracts for additional services and more favorable terms. The Company has entered into the following new contractual agreements to increase revenue:
          o Effective January 1, 2002, the Company entered into a new capitation agreement for approximately 62,000 lives primarily benefiting the Company's Temecula Valley Imaging Center ["TVIC"]. The Company opened two additional facilities in Sun City and Lake Elsinore, California, which will provide x-ray services to support the new contract. July's YTD net revenue at TVIC increased approximately 99% over the prior year's nine month period after the implementation of the new contract.
          o In June 2002, the Company entered into a new capitation contract for approximately 25,000 lives primarily benefiting the Company's Los Coyotes facility.
          o On July 15, 2002, the Company entered into a new capitation contract for approximately 15,000 lives primarily benefiting the Company's Desert Advanced facilities.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 8 - LIQUIDITY - CONTINUED

          o Effective August 1, 2002, the Company entered into an additional capitation agreement for approximately 53,000 lives primarily benefiting the Company's Grove facility.
          o Effective August 1, 2002, the Company entered into an agreement to provide utilization review services to an unrelated third party for approximately $20K per month.

o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company has renegotiated several of its existing capitation contracts increasing net reimbursement for the current fiscal year and plans to ask for increases in capitation rates from at least one contract for Desert Advanced where reimbursement is falling short of costs.

o Continue to evaluate all facilities' operations and trim excess operating costs as well as general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. Due to a shortage of qualified radiologists in the marketplace, the Company has recently experienced difficulty in hiring and retaining physicians by its affiliated medical group [BRMG] at the individual sites. This has required the engagement of independent contractors and locum tenens (part-time fill-in physicians) to interpret patient films. The cost of these individuals can be double the salary of a BRMG full-time physician with additional costs for travel and lodging required. Recently, BRMG hired a new nationally prominent medical director who will oversee physician recruitment and staffing. The new director has already arranged for BRMG to hire 12 new physicians during the third quarter and the first month of the fourth quarter of fiscal 2002. BRMG is working to solidify its physicians at the majority of the Company's sites while increasing the volume of interpretations done by physicians at the Company's main offices utilizing the Company's computer and PACS systems. In addition, the Company is reviewing its entire personnel staff and reduced its work force where possible, incurring severance costs of approximately $92,000 which were recorded in July 2002.

o Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. The Company has demonstrated continued success in upgrading its medical equipment enhancing its technology and increasing volume at many of its locations. During fiscal 2002, the Company purchased or financed approximately $13.1 million in new property and equipment for its facilities open one year or longer ("same store centers").

o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated past success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. During the second quarter, the Company renegotiated several notes payable with DVI to obtain working capital of $2,000,000 and extend payment terms. In addition, the Company financed historically accrued maintenance charges with General Electric for approximately $1,108,000 with payment terms of 35 months at 9.5%. In the third quarter, the Company obtained $17 million in working capital from DVI to provide a secured source of financing in advance of the June 30, 2003 date for retirement of the remaining approximately $16.3 million of PMDX 10% Series A Convertible Subordinated Debentures. Initially, the funds were utilized to reduce outstanding revolving credit lines improving the negative effect on the Company's working capital position when the Subordinated Debentures became current liabilities in June 2002.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - LIQUIDITY - CONTINUED

o Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount.

ITEM 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

Primedex Health Systems, Inc. provides diagnostic imaging services through its 52 facilities throughout California. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     o    Radnet Management, Inc. ["Radnet"]
          Subsidiaries:
          o    Radnet Sub, Inc. ["Tower"],
          o    Radnet Heartcheck Management, Inc.,
          o    Radnet Managed Imaging Services, Inc. ["RMIS"],
          o    SoCal MR Site Management, Inc.,
          o    Radnet Management I, Inc.,
          o    Radnet Management II, Inc. ["Modesto"],
          o    Westchester Imaging Group (a 50% joint venture),
          o    Burbank Advanced Imaging Center, LLC (75%)
          o    Rancho Bernardo Advanced Imaging Center, LLC (75%)
          o    Diagnostic Imaging Services, Inc. ["DIS"]
               Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"].

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2002 AND 2001

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       PERCENTAGE DOLLAR
                                                PERCENT OF NET REVENUE                     INCREASE
                                              NINE MONTHS ENDED JULY 31,                   (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2002                2001                    '01 TO '02
                                        ------------------- -------------------       ---------------------
Revenue                                        269.6%              254.5 %                      35.2%

Less: Allowances                              (169.6)             (154.5)                       40.1
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        27.7

Operating expense
  Operating expenses                           (75.5)              (69.5)                       38.7
  Depreciation and amortization                (11.0)               (9.5)                       48.4
  Provision for bad debts                       (4.8)               (2.8)                      117.7
                                        ------------------- -------------------       ---------------------
Total operating expense                        (91.3)              (81.8)                       42.6
                                        ------------------- -------------------       ---------------------

(Loss) income from operations                    8.7                18.2                       (38.9)

Interest expense, net                          (11.9)              (12.4)                       22.7

Gain (loss) on sale or disposal of              (0.3)                4.4                      (108.5)
centers and equipment
Other, net                                       0.4                 0.3                        92.6
                                        ------------------- -------------------       ---------------------

(Loss) income before minority                   (3.1)               10.5                      (137.5)
interest and extraordinary item

Minority interest                               (0.2)               (0.3)                      (24.0)
                                        ------------------- -------------------       ---------------------

(Loss) income before extraordinary              (3.3)               10.2                      (141.6)
item

Extraordinary item                               0.0                 0.1                       (99.1)
                                        ------------------- -------------------       ---------------------

Net (loss) income                               (3.3)               10.3                      (141.0)
                                        =================== ===================       =====================


The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended July 31, 2002 compared to the nine months ended July 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                              2002                  2001
                                              ----                  ----
NET REVENUE                              $ 101,743,000          $ 79,678,000

Net revenue increased approximately $22,065,000, or 28%, for the nine months ended July 31, 2002, compared to the same period last year. Of the net revenue increase, 56% was due to the addition of eight new sites subsequent to July 31, 2001 and the full effect of one new site acquired in mid-May 2001, offset by a 3% decrease due to the sale of the VROC facility in second quarter 2001. The remaining 47% increase was due to new contracts, renegotiation of existing contracts to more favorable rates, and increased throughput at many sites due to the upgrade of medical equipment.


OPERATING EXPENSES                              2002             2001
------------------                              ----             ----
   OPERATING EXPENSES                       $ 76,782,000    $ 55,356,000
   DEPRECIATION AND AMORTIZATION              11,191,000       7,540,000
   PROVISION FOR BAD DEBTS                     4,885,000       2,244,000
                                            -------------   -------------
TOTAL OPERATING EXPENSES                    $ 92,858,000    $ 65,140,000

Operating expenses for the nine months ended July 31, 2002 increased approximately $21,426,000, or 39%, compared to the same period last year. Of this increase, 51% is due to the addition of eight new sites subsequent to July 31, 2001 and the full effect of one site acquired in mid-May 2001, offset by a 2% decrease due to the sale of the VROC facility in second quarter 2001. The remaining 51% increase in operating expenses is primarily due to an increase in net revenue at same store centers coupled with an increase in expenditures for salaries, physician reading fees and other general and administrative expenses at many of the Company's sites.

Due to a shortage of qualified radiologists in the marketplace, the Company has recently experienced difficulty in hiring and retaining physicians by its affiliated medical group [BRMG] at the individual sites. This has required the engagement of independent contractors and locum tenens (part-time fill-in physicians) to interpret patient films. The cost of these individuals can be double the salary of a BRMG full-time physician with additional costs for travel and lodging required. Recently, BRMG hired a new nationally prominent medical director who will oversee physician recruitment and staffing. The new director has already arranged for BRMG to hire 12 new physicians during the third quarter and the first month of the fourth quarter of fiscal 2002. BRMG is working to solidify its physicians at the majority of the Company's sites while increasing the volume of interpretations done by physicians at the Company's main offices utilizing the Company's computer and PACS systems. In addition, the Company is reviewing its entire personnel staff and reduced its work force where possible, incurring severance costs of approximately $92,000 which were recorded in July 2002.

In addition, the Company had increases in its general and administrative expenses for medical supplies, insurance, business property taxes, travel, recruiting fees and utilities. With the $34 million increase in net property and equipment from $52 million as of July 31, 2001 to $86 million as of July 31, 2002, the Company has incurred increased costs for property taxes, general insurance and utilities. In addition, all of the Company's insurance costs have risen recently including employee medical, malpractice and workers compensation. The Company continues its attempt to control insurance costs but most carriers are increasing fees across the board. With the addition of new medical equipment, including PET, the Company has incurred medical supply costs over historical averages.

Included in operating expenses for the nine months ended July 31, 2002 and 2001 is approximately $45,687,000 and $31,717,000, respectively, for salaries and reading fees, approximately $6,439,000 and $5,351,000, respectively, for building and equipment rentals, approximately $24,656,000 and $18,288,000, respectively, in general and administrative expenditures. Compared to the 28% increase in net revenue, salaries and physician reading fees for the period increased 44%, building and equipment rentals increased 20%, and general and administrative expenditures, including those for travel and recruitment fees, increased 35%.

As a result of the Company's increased capital expenditures, depreciation and amortization for the nine months ended July 31, 2002 increased approximately $3,651,000, or 48%, compared to the same period last year.

Provision for bad debt for the nine months ended July 31, 2002 increased approximately $2,641,000, or 118%, compared to the same period last year. Even with the increase in net revenue, the Company's overall bad debt percentage increased significantly due to the write-off of approximately $850,000 in net accounts receivable due primarily to one contract's dissolution and default on amounts due late in the third quarter. The write-off primarily affected the Company's Thousand Oaks, Northridge and Tower facilities.


                                                  2002                  2001
                                                  ----                  ----
INTEREST EXPENSE, NET                         $ 12,126,000          $ 9,882,000

Net interest expense for the nine months ended July 31, 2002 increased approximately $2,244,000, or 23%, compared to the same period last year. The increase is primarily a result of acquisitions and new equipment financing. As of July 31, 2001, notes payable, capital leases and subordinated debentures were approximately $131 million compared to approximately $170 million as of July 31, 2002.


                                                   2002                 2001
                                                   ----                 ----
GAIN (LOSS) ON SALE OR DISPOSAL OF CENTERS      $ (300,000)         $ 3,538,000
AND EQUIPMENT

Net loss on the sale of center and the sale/disposal of equipment for the nine months ended July 31, 2002 increased approximately $3,838,000, or 108%, compared to the same period last year. For the nine months ended July 31, 2002, the Company sold the land and building at Northridge, and disposed of the MRI at Vacaville and an x-ray system at its Redondo facility with the replacement of obsolete medical equipment. During the nine months ended July 31, 2001, the Company sold Valley Regional Oncology Center ["VROC"] for $4,000,000 and recognized a gain on the sale of approximately $3,527,000.


                                                    2002                 2001
                                                    ----                 ----
OTHER, NET                                       $ 393,000            $ 204,000

Net other expense for the nine months ended July 31, 2002 increased approximately $189,000, or 93%, compared to the same period last year. The key reason for the increase is the recognition of one-time insurance gains for claims made on the Company's business interruption and general insurance policies at three of the Company's facilities. For the nine months ended July 31, 2002, the Company recognized professional reading income of approximately $238K, copy income of approximately $100K, deferred rental income of approximately $67K, and business insurance reimbursement of approximately $250K for past claims. The income was offset by $80K in expenses for the write-off of a prior officer's note receivable and the payment for his stock put, approximately $85K in amortization of modification fees, approximately $25K in legal settlements, approximately $17K in losses on investments, and the set up of a reserve for approximately $55K for expected penalties on a historical liability


                                                   2002                  2001
                                                   ----                  ----
MINORITY INTEREST                               $ (222,000)          $ (292,000)

Minority interest in joint venture represents the minority investor's 50% share of the Westchester Imaging Group's and 25% of Burbank Advanced Imaging Center's income for the period. Minority interest for the nine months ended July 31, 2002 decreased approximately $70,000, or 24%, compared to the same period last year. The decrease is due to the losses incurred by the Company's new Burbank Advanced Imaging Center.

                                                    2002                 2001
                                                    ----                 ----
EXTRAORDINARY ITEM                               $   1,000            $ 113,000

Extraordinary gains represent the repurchase of subordinated bond debentures, the settlement of limited partner notes at a discount and the write-off of limited partner notes.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       PERCENTAGE DOLLAR
                                                PERCENT OF NET REVENUE                      INCREASE
                                             THREE MONTHS ENDED JULY 31,                    (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2002                2001                     '01 TO '02
                                        ------------------- -------------------       ---------------------
Revenue                                        276.7%              257.3 %                      29.9%

Less: Allowances                              (176.7)             (157.3)                       35.7
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        20.8

Operating expense
  Operating expenses                           (82.5)              (69.6)                       43.1
  Depreciation and amortization                (11.4)               (9.4)                       47.6
  Provision for bad debts                       (6.6)               (2.9)                      176.7
                                        ------------------- -------------------       ---------------------
Total operating expense                       (100.5)              (81.9)                       48.3
                                        ------------------- -------------------       ---------------------

(Loss) Income from operations                   (0.5)               18.1                      (103.5)

Interest expense, net                          (12.2)              (11.3)                       30.3


Gain (loss) on sale or disposal of              (0.6)                0.0                     (2,511.1)
centers and equipment
Other (expense) income, net                     (0.7)                0.6                      (243.6)
                                        ------------------- -------------------       ---------------------

(Loss) Income before minority                  (14.0)                7.4                      (328.0)
interest and extraordinary item

Minority interest                               (0.4)               (0.3)                       43.1
                                        ------------------- -------------------       ---------------------

(Loss) Income before extraordinary             (14.4)                7.1                      (346.2)
item

Extraordinary item                               0.0                --                         100.0
                                        ------------------- -------------------       ---------------------

Net (loss) income                              (14.4)                7.1                      (346.1)
                                        =================== ===================       =====================


The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended July 31, 2002 compared to the three months ended July 31, 2001. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                                2002                  2001
                                                ----                  ----
NET REVENUE                                 $35,580,000           $ 29,464,000

Net revenue increased approximately $6,116,000, or 21%, for the three months ended July 31, 2002, compared to the same period last year. Of the net revenue increase, 52% was due to the addition of eight new sites subsequent to July 31, 2001 and the full effect of the acquisition of one new site acquired in mid-May 2001. The remaining 48% increase [same store centers] was due to new contracts, renegotiation of existing contracts to more favorable rates, and increased throughput at many sites due to the upgrade of medical equipment.


OPERATING EXPENSES                            2002                     2001
------------------                            ----                     ----
   OPERATING EXPENSES                     $  29,361,000           $  20,521,000
   DEPRECIATION AND AMORTIZATION              4,066,000               2,755,000
   PROVISION FOR BAD DEBTS                    2,338,000                 845,000
                                          -------------           -------------
TOTAL OPERATING EXPENSES                  $  35,765,000           $  24,121,000

Operating expenses for the three months ended July 31, 2002 increased approximately $8,840,000, or 43%, compared to the same period last year. Of this increase, 34% is due to the addition of eight new sites subsequent to July 31, 2001 and the full effect of one new site acquired in mid-May 2001. The remaining 66% increase in operating expenses is primarily due to an increase in net revenue at same store centers coupled with an increase in expenditures for salaries, physician reading fees and other general and administrative expenses at many of the Company's sites.

Due to a shortage of qualified radiologists in the marketplace, the Company has recently experienced difficulty in hiring and retaining physicians by its affiliated medical group [BRMG] at the individual sites. This has required the engagement of independent contractors and locum tenens (part-time fill-in physicians) to interpret patient films. The cost of these individuals can be double the salary of a BRMG full-time physician with additional costs for travel and lodging required. Recently, BRMG hired a new nationally prominent medical director who will oversee physician recruitment and staffing. The new director has already arranged for BRMG to hire 12 new physicians during the third quarter and the first month of the fourth quarter of fiscal 2002. BRMG is working to solidify its physicians at the majority of the Company's sites while increasing the volume of interpretations done by physicians at the Company's main offices utilizing the Company's computer and PACS systems. In addition, the Company is reviewing its entire personnel staff and reduced its work force where possible, incurring severance costs of approximately $92,000 which were recorded in July 2002.

In addition, the Company had increases in its general and administrative expenses for medical supplies, insurance, business property taxes, travel, recruiting fees and utilities. With the $34 million increase in net property and equipment from $52 million as of July 31, 2001 to $86 million as of July 31, 2002, the Company has incurred increased costs for property taxes, general insurance and utilities. In addition, all of the Company's insurance costs have risen recently including employee medical, malpractice and workers compensation. The Company continues its attempt to control insurance costs but most carriers are increasing fees across the board. With the addition of new medical equipment, including PET, the Company has incurred medical supply costs over historical averages.

Included in total operating expenses for the three months ended July 31, 2002 and 2001 is approximately $16,984,000 and $11,800,000, respectively, for salaries and reading fees, approximately $2,255,000 and $1,951,000, respectively, for building and equipment rentals, and approximately $10,122,000 and $6,770,000, respectively, in general and administrative expenditures. Compared to the 21% increase in net revenue, salaries and physician reading fees for the period increased 44%, building and equipment rentals increased 16%, and general and administrative expenditures, including those for travel and recruitment fees, increased 50%.

As a result of the Company's increased capital expenditures, depreciation and amortization for the three months ended July 31, 2002 increased approximately $1,311,000, or 48%, compared to the same period last year.

Provision for bad debt for the three months ended July 31, 2002 decreased approximately $1,493,000, or 177%, compared to the same period last year. Even with the increase in net revenue, the Company's overall bad debt percentage increased significantly due to the write-off of approximately $850,000 in net accounts receivable due primarily to one contract's dissolution and default on amounts due late in the third quarter. The write-off primarily affected the Company's Thousand Oaks, Northridge and Tower facilities.


                                                     2002               2001
                                                     ----               ----
INTEREST EXPENSE, NET                            $ 4,341,000        $ 3,332,000

Net interest expense for the three months ended July 31, 2002 increased approximately $1,009,000, or 30%, compared to the same period last year. The increase is primarily a result of acquisitions and new equipment financing. As of July 31, 2001, notes payable, capital leases and subordinated debentures were approximately $131 million compared to approximately $170 million as of July 31, 2002.


                                                      2002              2001
                                                      ----              ----
GAIN (LOSS) ON SALE OR DISPOSAL OF CENTERS        $ (217,000)         $   9,000
AND EQUIPMENT

Loss on the disposal of equipment for the three months ended July 31, 2002 increased approximately $226,000, or 2511%, compared to the same period last year. For the three months ended July 31, 2002, the Company disposed of the MRI at Vacaville and an x-ray system at its Redondo facility with the replacement of obsolete medical equipment.


                                                     2002                2001
                                                     ----                ----
OTHER                                             $ (234,000)         $ 163,000

Net other expense for the three months ended July 31, 2002 increased approximately $397,000, or 244%, compared to the same period last year. For the three months ended July 31, 2002, the primary reasons for the expense increase was the recognition of approximately $60K for the forgiveness of a note receivable from a former officer and repurchase of his stock put, the write-off approximately $60K for business insurance reimbursements which were less than anticipated, the write-off $60K in other current assets deemed uncollectible, the set up of a reserve for approximately $55K for expected penalties on a historical liability, a loss on investment of approximately $10K and the recognition of modification fee amortization of approximately $30K Coupled with the expense increases were decreases in professional reading income by approximately 37% for the three month period.


                                                      2002               2001
                                                      ----               ----
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY        $ 146,000          $ 102,000

   Minority interest expense for the three months ended July 31, 2002 increased approximately $44,000, or 43%, compared to the same period last year. Minority interest is primarily comprised of 25% of the earnings of Burbank Advanced Imaging Center and 50% of the earnings of Westchester Imaging Group. The primary reason for the increase was the positive earnings of Westchester Imaging Group.

                                                     2002               2001
                                                     ----               ----
EXTRAORDINARY ITEM                                $    1,000         $      --

Extraordinary gains represent the repurchase of subordinated bond debentures at a discount.


LIQUIDITY AND CAPITAL RESOURCES

Cash decreased for the nine months ended July 31, 2002 and 2001 by $10,000 and $11,000, respectively.

Cash used by investing activities for the nine months ended July 31, 2002 was $4,767,000 compared to $132,000 for the same period in 2001. For the nine months ended July 31, 2002 and 2001, the Company purchased property and equipment for approximately $6,428,000 and $3,867,000, respectively, received proceeds from the sale of centers or property for $1,700,000 and $4,000,000, respectively, and loaned $171,000 and $105,000, respectively, to related parties. During the nine months ended July 31, 2002, the Company received payments from related parties of approximately $132,000. During the nine months ended July 31, 2001, the Company invested $100,000 in VROC, purchased 59,000 shares of DIS common stock for approximately $29,000, and acquired some of the assets of Sadler Radiology for approximately $31,000.

Cash used for financing activities for the nine months ended July 31, 2002 was $4,864,000 compared to $8,859,000 for the same period in 2001. For the nine months ended July 31, 2002 and 2001, the Company made principal payments on capital leases and notes payable of approximately $14,504,000 and $12,836,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $9,572,000 and $2,351,000, respectively, paid loan fees of $15,000 in each period, repurchased subordinated debentures for approximately $9,000 and $37,000, respectively, received proceeds from the issuance of common stock of $4,000 and $22,000, respectively, received joint venture proceeds of $125,000 and $400,000, respectively, and increased its cash disbursements in transit by approximately $238,000 and $1,256,000, respectively. In addition, during the nine months ended July 31, 2002, the Company distributed $275,000 to its Westchester joint venture partner.

At July 31, 2002, the Company had a working capital deficit of $39,351,000 as compared to a working capital deficit of $26,987,000 at October 31, 2002, representing a increased deficit of $12,364,000. Included in current liabilities are revolving lines of credit liabilities of approximately $4.7 million and $20.7 million as of July 31, 2002 and October 31, 2001, respectively. In June 2002, the Company's subordinated debentures of $16,293,000 and related party note payable of $1,173,000, both due in June 2003, became current liabilities on the Company's financial statements. Due to this, the Company obtained $17 million in working capital from DVI to provide a secured source of financing in advance of the June 30, 2003 date for retirement. Initially, the funds were utilized to reduce outstanding revolving credit lines improving the negative effect on the Company's working capital position when the Subordinated Debentures became current liabilities. With the DVI restructure, the $17 million working capital loan was added to a group of existing debt schedules reamortizing principal and interest beginning in July 2002. The current portion of this debt as well as additional notes and capital leases added during fiscal 2002 increased the Company's working capital deficit. The deficit was further increased with the growth in accounts payable and accrued expenses with the increase in business and building of new facilities, and the reclassification of $3,000,000 in deferred tax assets as long-term.

The Company's future obligations for debt and equipment under capital lease for the next five years, excluding lines of credit, will be approximately $44,092,000, $37,376,000, $35,660,000, $39,906,000 and $21,777,000,
respectively. Interest expense, excluding interest expense on operating lines of credit and subordinated bond debentures, for the next five years, included in the above payments, will be approximately $14,385,000, $11,680,000, $8,969,000,
$5,790,000 and $3,084,000, respectively. The Company estimates interest on its bond debentures to be approximately $1,630,000 in fiscal 2002. In addition, the Company has noncancelable operating leases for the use of its facilities and certain medical equipment, which will average approximately $7,150,000 in annual payments over the next five years.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems for the maintenance of the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. In August 2001, the agreement was amended and expires on November 1, 2005. The service fee ranges from 2.82% to 3.74% of net revenue [less provisions for bad debt] and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. For the nine months ended July 31, 2002, the monthly service fees were 3.64% of net revenues.

The Company's working capital needs are currently provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, $22,000,000 or the prior 120-days' cash collections. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior 120-days as long as the collections in any one month do not decrease by more than 25% from the prior month. Borrowings under this line are repayable together with interest at an annual rate equal to the greater of (a) the bank's prime rate plus 2.5%, or (b) 8%. The lender holds a first lien on substantially all of Radnet's ["Beverly Radiology's"] assets, the President and C.E.O. of PHS has personally guaranteed $10,000,000 of the loans and the credit line is collateralized by a $5,000,000 life insurance policy on the President and C.E.O. of PHS. At July 31, 2002, $4,190,000 was outstanding under this line.

Under a second line of credit with DVI Business Credit, the Company may borrow the lesser of 110% of the eligible accounts receivable or $5,000,000. The line, originally due October 31, 2000, is currently on a month-to-month basis pending renegotiation. The credit line is collateralized by approximately 80% of the Tower division's accounts receivable. Borrowings under this line are repayable together with interest at an annual rate equal to the bank's prime rate plus 1.0%. At July 31, 2002, $487,000 was outstanding under this line.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There are no matters to be reported under this heading.

         ITEM 5.  OTHER INFORMATION
                  During the three months ended July 31, 2002, the following securities were sold by the Company pursuant to the exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended:

                  On June 30, 2002, the Company issued one individual a five-year warrant exercisable at a price of $1.10 per share to purchase 100,000 shares of the Company's common stock.

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


                                   Primedex Health Systems, Inc.
                                   ---------------------------------------------
                                   (Registrant)


September 20,  2002                By: Howard G. Berger, M.D.
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer