Form 10-K
period 2002-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2003-02-18
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   ___________

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2002        Commission File Number 0-19019
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

                  1510 Cotner Avenue
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

                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $12,398,113 on January 21, 2003 based on the closing price for the common stock in the over-the-counter bulletin board bulletin board market on said date.

The number of shares of the registrant's common stock outstanding on January 21, 2003 was 41,100,734 shares (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated herein by reference as set forth in Item 14(b), Exhibits, in Part IV.

                                     PART I

ITEM 1.    BUSINESS
-------    --------

BACKGROUND

           Primedex Health Systems, Inc. ["PHS" or the "Company"] is a New York corporation organized in 1985 with its executive offices located at 1510 Cotner Avenue, Los Angeles, California 90025 where its telephone number is 310-478-7808.

           Through its 58 California diagnostic imaging facilities (eight of which are wholly-owned by the Company's 91% owned Diagnostic Imaging Services, Inc. ["DIS"] subsidiary and three in partnerships or limited liability companies with radiologists who provide services at the partnership or limited liability company location), the Company operates a network of centers through its RadNet
(R) Management, Inc. subsidiary which arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

CENTER MANAGEMENT

         The Company's wholly-owned subsidiary, RadNet (R) Management, Inc. ["RadNet (R)"], manages the Company's network of 58 medical imaging centers. 50 of the imaging centers are located in Southern California [with three centers located in Beverly Hills and known as the Tower Imaging Division] with the remaining eight centers located in northern California. At all the centers, except three, the Company provides the imaging center facilities and equipment as well as all non-medical operational, management, financial and administrative services. At the three partnership or limited liability company centers, RadNet
(R) performs non-medical management services. At all of the Company's centers, the medical services and medical supervision are provided by various independent physicians and physician groups [at most of the centers, the medical services are provided by Beverly Radiology Medical Group ["BRMG"] [see "Item 13"]]. As compensation for its management and other services at the various centers, RadNet (R) receives a management fee. In connection with the imaging centers in which it is a partner, RadNet (R), in addition to a management fee, also shares in the entity's net income.

DIAGNOSTIC IMAGING MODALITIES

         Diagnostic imaging involves the use of less-invasive techniques to generate representations of internal anatomy that can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures facilitate the early diagnosis of diseases and disorders, often minimizing the cost and amount of care required for patients. Diagnostic imaging procedures include: magnetic resonance imaging (or MRI), computed tomography (or CT), positron emission tomography (or PET), nuclear medicine, ultrasound, mammography, general radiography (or x-ray) and fluoroscopy.

         The following are the principle medical diagnostic procedures performed on patients at the various imaging centers owned by the Company. The patient is normally referred to the center for such diagnostic procedures by his or her treating physician who may be independent or may be affiliated with an Independent Physician Association ["IPA"], a Health Maintenance Organization ["HMO"], a Preferred Provider Organization ["PPO"], or a similar organization which has contracted for such services. See "Marketing" herein. Not all of such procedures are performed at each center. X-ray and fluoroscopy are the most frequently used imaging modalities.

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

         COMPUTED AXIAL TOMOGRAPHY [CT] - CT is 100 times more sensitive than conventional x-ray. It is used to view inside any of the body's organs, including the brain, to detect abnormalities and disease. CT focuses an x-ray on a specific plane of the body, processes the image by computer, and constructs a picture on a monitor, and later on film. Tissues of various density appear as different shades of gray, bone [the most dense] as white, and air and fluid is black. The procedure is painless and takes between 15 minutes and 45 minutes per study; more than one study is often ordered on each patient. The patient simply lies on a special, monitored table which is guided into the scanner. Some CT studies involve the use of an injected contrast agent to better visualize anatomy and pathology. Although it is very unusual, some patients may develop a significant reaction to the contrast and in rare cases fatalities have resulted. To determine patients most likely to have an adverse reaction all patients are required to answer a questionnaire. Additionally, the Company primarily uses non-ionic CT contrast agents to minimize contrast reactions. A CT system costs in the range of $300,000 to $1,200,000, depending upon the specific performance characteristics of the system.

         MAGNETIC RESONANCE IMAGING [MRI] - Diagnostic imaging based on magnetism rather than radiation or conventional x-ray. MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatony (as found in the brain, spinal cord and interior ligaments of body joints such as the knee). MRI takes between 20 to 45 minutes per examination and is painless, requiring only that the patient lie still on a motorized table that slides into a long cylinder. On some MRI studies, an injected contrast agent is used, and some require the use of special "coils," permitting highly accurate scanning of a particular part of the body. MRI systems cost between $900,000 and $2,500,000 each, depending upon the system configuration, magnet design and field strength. There are no presently known hazards to the general population in connection with normal use of MRI (although the scanning of pregnant women is only done under limited circumstances and patients with cardiac pacemakers or ferrous clips used in surgical procedures are generally excluded from MRI procedures as well as the area surrounding the MRI).

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

         MAMMOGRAPHY - Mammography is a specialized form of radiology utilizing low dosage x-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis and treatment planning for breast cancer.

         NUCLEAR MEDICINE - Nuclear medicine involves the use of a small amount of radioactive material and is used to obtain information about the anatomy and functioning of various organs. Nuclear medicine is based on the principle that organs absorb or concentrate scientific minerals or hormones. These substances are not visualized on conventional x-ray, but if they are made radioactive by the addition of a radioisotope, they can be seen. If an organ is not functioning properly, too little or too much of the substance will be taken up or concentrated in some parts of the organ, but not other parts. The organ will thus appear different on a screen. The amount of radiation is extremely low, and the isotope usually disappears from the body within a day or less.

         ULTRASOUND - Ultrasound imaging that uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not x-ray well. Ultrasound is used in pregnancy to avoid x-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications.

BUSINESS STRATEGY

           The Company believes that the diagnostic imaging services industry will continue to grow as a result of:

           THE ESCALATING DEMAND FOR HEALTHCARE SERVICES FROM AN AGING POPULATION. There has been strong demand for healthcare services due to an aging population in the United States. According to the United States Census Bureau, one of the fastest growing segments of the population is the group over 65 years of age, which is expected to increase as much as 16% from 2000 to 2010. The Company believes the aging population will help drive the growth for diagnostic imaging procedures over the coming years because diagnostic imaging utilization tends to increase as a person ages.

           THE INCREASING ROLE OF DIAGNOSTIC IMAGING IN HEALTHCARE. Advanced imaging equipment and modalities are allowing physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures, which are usually more expensive, involve greater risk to patients and result in longer rehabilitation time. The Company believes that future technological advances will continue to enhance the ability of radiologists to diagnose and influence treatment. In addition, advanced imaging systems are gaining wider acceptance among payors, as they are increasingly seen and accepted as a tool for reducing long-term healthcare costs.

           GREATER CONSUMER AWARENESS OF AND DEMAND FOR PREVENTIVE DIAGNOSTIC SCREENING. Diagnostic imaging is increasingly being used as a screening tool for preventative care. Consumer awareness of and demand for diagnostic imaging as a less-invasive and preventive screening method has added to the growth in diagnostic imaging procedures. Consumers are now more aware of the advanced procedures that area available to them and are requesting them as preventive procedures from their physicians and healthcare providers. The Company believes that, with increased technological advancements, there will be greater consumer awareness of and demand for diagnostic imaging procedures as preventive and less-invasive procedures for early diagnosis of diseases and disorders.

           AN INCREASED NUMBER OF HIGH-END PROCEDURES THAT UTILIZE ADVANCEMENTS IN TECHNOLOGY. Recent technological advancements include: magnetic resonance spectroscopic imaging, which can differentiate malignant from benign lesions; magnetic resonance angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels; and enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation. Additional improvements in imaging technologies, contrast agents and scanning capabilities are leading to new, less invasive methods of diagnosing diseases and certain vascular abnormalities without exploratory surgery.

           The Company's strategy is to further develop and expand its California regional diagnostic imaging network emphasizing quality of care, producing cost-effective diagnostic information and providing superior service and convenience to its customers. The strategy of the Company is focused on the following components: (i) to further participate in the consolidation occurring in the diagnostic imaging industry by continuing to build its market presence in its existing California diagnostic imaging networks through geographically disciplined acquisitions; (ii) to continue to market diagnostic imaging applications through its existing facilities to optimize and increase overall procedure volume; (iii) to further develop its network communication systems so as to efficiently transfer imaging data from one location to another as a tool in addressing the continuing radiologist shortage and improving the overall quality of care; and (iv) to strengthen and improve its marketing to managed care customers on a regional basis. Additionally, the Company will consider developing or acquiring additional regional networks outside California in strategic locations where the Company can offer a broad range of services to customers and realize increased economies of scale utilizing the management programs developed in California.

RECENT IMAGING CENTER OPENINGS AND ACQUISITIONS

         In late November, 2001, the Company opened a new facility located in Burbank, California. The Company owns 75% of the facility with the radiologists providing services at the center owning the remaining 25%. The center offers MRI, Open MRI, CT, ultrasound and x-ray services.

         In January 2002, the Company opened a second facility located in Tarzana, California. The new center offers Open MRI, CT and PET.

         In May, 2002, the Company acquired Grove Diagnostic Imaging located in Rancho Cucamonga, California. The center offers MRI, CT, ultrasound, mammography and x-ray.

         In September, 2002, the Company opened two additional locations in Orange, California. One new center offers MRI, PET, nuclear medicine and x-ray. The second location, a Women's Center offers ultrasound and mammography.

         In December, 2002, the Company opened a new facility located in Rancho Bernardo, California. The Company owns 75% of the facility with the radiologists providing services at the center owning the remaining 25%. The center offers MRI, CT, ultrasound and x-ray services.

IMAGING CENTERS AND EQUIPMENT

         The following table indicates as of October 31, 2002, the quantity of principal diagnostic equipment available at each of the imaging centers in which the Company has a management and/or ownership interest.

                                                              Mammo-        Ultra-     Diagnostic      Nuclear
Center                MRI     Open MRI      CT      PET       graphy        sound      Radiology       Medicine
------                ---     --------      --      ---       ------        -----      ---------       --------
Tower Division:
   Roxsan                1         -         1        -          -              -            -             3
   Wilshire              2         1         1        -          -              3            4             -
   Women's               -         -         -        -          4              1            -             -
Antelope Valley          1         -         -        -          -              -            -             -
Burbank                  1         1         1        -          -              2            1             -
Camarillo*               -         -         -        -          1              2            2             -
Chino                    1         -         -        -          -              -            -             -
Emeryville               -         1         -        -          -              -            -             -
Fresno                   1         -         1        -          1              2            3             -
La Habra                 1         -         1        -          -              -            -             -
Lancaster
 [Four Sites]            -         1         1        -          3              4            6             -
Long Beach
 [Seven Sites]           1         -         1        -          2              6           10             -
Modesto                  1         -         1        -          2              4            3             -
Northridge               1         -         1        -          1              3            3             1
Oceanside*
 [North County]          1         -         1        -          -              -            -             -
Orange
 [Four Sites]            2         -         1        1          3              6            5             1
Oxnard                   -         1         -        -          2              1            2             -
Palm Desert
 [Three Sites]           1         -         1        -          1              2            4             -
Palm Springs
 [Two Sites]             -         1         -        -          2              3            3             -
Rancho
 Bernardo                -         1         1        -          -              1            1             -
Rancho
 Cucamonga
 [Two Sites]             1         -         1        -          2              2            4             -
Riverside*
 [Two Sites]             1         1         1        -          2              3            4             -
Sacramento               1         -         1        -          1              1            2             -
San Francisco            -         1         -        -          -              -            -             -
San Gabriel
 Valley                  1         -         1        -          -              1            -             -
Santa Clarita            -         1         1        -          2              1            1             -
Santa Rosa               1         -         1        -          -              1            -             -
Stockton                 -         1         1        -          1              2            2             -
Tarzana
 [Two Sites]             1         1         -        1          -              -            -             -
Temecula*
 [Three Sites]           1         -         1        -          3              3            5             -
Thousand
 Oaks*                   1         -         1        -          2              3            2             2
Tustin                   -         1         -        -          -              -            1             -
Vacaville                -         1         1        -          1              1            1             -
Ventura
 [Four Sites]            1         -         1        1          3              5            8             1
Westchester              1         1         1        -          1              1            2             -


*Indicates a DIS facility

The Company also has two mobile MRI's currently at locations near Westchester and Tarzana.

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

         At the partnership and limited liability company imaging centers, RadNet has entered into a management agreement to provide management, administrative and billing and collection services for a management fee which is a percent of the gross monthly receipts received for services performed at the center. In addition, as a joint venture partner, the Company is entitled to 50% to 75% of income after a deduction of all expenses including amounts paid for medical services and medical supervision, varying based upon the Company ownership interest.

         At most of the Company's imaging centers, the medical services including medical supervision are supplied by Beverly Radiology Medical Group ["BRMG"]. BRMG is 99% owned by Dr. Howard Berger [see "Items 11, 12 and 13"]. RadNet (R) has a Management and Services Agreement with BRMG for a ten-year term until June 2012, terminable prior thereto at RadNet's election upon the occurrence of certain events including a change in BRMG's ownership such that Dr. Berger is no longer an owner in the aggregate of at least 60% of the equity ownership of BRMG. As compensation for its services furnished under the Management and Services Agreement, BRMG has agreed to pay a management fee to the Company equal to 74% of its medical practice receipts at the contracted centers, as and when collected.

EQUIPMENT

         The most expensive types of diagnostic medical equipment found at the imaging centers owned or managed by the Company are the MRI, CT and PET systems. As set forth in the chart under "Imaging Centers and Equipment" above, 34 centers provide MRI services 25 centers provide CT services and three centers provide full PET services. The majority of the MRI systems, CT systems and PET systems at the Company's imaging centers are manufactured by General Electric. The acquisition of these systems as well as the acquisition of the other relatively expensive diagnostic medical equipment at the various imaging centers has been effected through various financing arrangements directly with the manufacturer involving the use of capital leases with purchase options at minimal prices at the end of the lease term, the issuance of long term installment notes and the use of operating leases with purchase options at substantial prices at the end of the lease term. At October 31, 2002, capital lease obligations totaled approximately $64 million through October 2009 including current installments totaling approximately $11.6 million. Also at October 31, 2002, installment notes payable totaled approximately $93 million through August 2008 including current installments of approximately $24.6 million [including line of credit balances of approximately $10 million]. Commitments under equipment operating leases at October 31, 2002, were approximately $8.0 million through July 2007 [excluding fair market value buyout options at the end of the lease term], including current obligations of approximately $2.3 million. To the extent additional imaging centers are opened or acquired, these obligations could materially increase.

The MRI, CT and PET systems and the other diagnostic medical equipment at the imaging centers owned or managed by the Company are subject to technological obsolescence as medical imaging is a field in which there is constant development of new techniques and technologies. As a result the Company continues to evaluate the mix of its equipment in response to changes in technology and to maximize utilization of its equipment. The overall competitiveness of the Company's equipment continually improves through upgrades, disposal and/or trade-in of older equipment and the purchase or leasing of new equipment. Timely, effective maintenance is essential for achieving high utilization rates of equipment. Most equipment is first covered by a one year warranty from the manufacturer. Thereafter, the Company maintains an agreement with GE Medical Systems ("GEMS") whereby GEMS has agreed to be responsible for the maintenance and repair of a majority of the Company's equipment based upon a percentage of the Company's revenues. The Company believes this to be an effective method for controlling this cost.

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

         The Company currently employs 15 full-time marketing and sales personnel who are compensated on a salary or salary plus commission basis and who periodically inform the medical community including individual physicians and the administrators of IPAs, HMOs, PPOs, and similar organizations throughout California as to the services provided at the Company's imaging centers. Patients are obtained by direct referral or through contract. Some contracts, referred to as "capitation contracts", provide for a fixed fee per organization member, which is paid to the medical service provider. Under a "capitation" contract, the provider agrees to provide specified services to the organization members for a fixed, predetermined payment per member for a specified time period [usually one year], regardless of how many times the member uses the service. No assurances can be given that any of the current or future "capitation" contracts will be profitable as there is a possibility that management could underestimate the number of times the services at its imaging centers will be used by the contracting organization's members during the contract term.

COMPETITION

         The health care industry in general, and the market for diagnostic imaging services in particular, is highly competitive. The Company competes principally on the basis of its reputation for productive and cost-effective quality services. The Company's operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies, that own and operate imaging equipment. The Company's major competitors include Radiologix, Inc., Alliance Imaging, Inc., HEALTHSOUTH Corporation, Insight Health Services and Syncor International Corporation. Many of the Company's direct competitors that provide contract diagnostic imaging services may have access to greater financial resources than the Company.

         In addition, in the past some non-radiologist physician practices have refrained from establishing their own diagnostic imaging centers because of the federal physician self-referral legislation. Final regulations issued in January 2001 clarify certain of the exceptions to the physician self-referral legislation, which may create opportunities for and encourage some physician practices to establish their own diagnostic imaging centers within their group practices which may compete with the Company.

COMPETITIVE STRENGTHS

         The Company believes that it is well-positioned to take advantage of favorable demographic and diagnostic imaging services industry trends by capitalizing on the following strengths:

         A LEADING MARKET POSITION IN SOUTHERN AND CENTRAL CALIFORNIA. The Company has a concentrated presence in its core Southern California and Central California markets, which enables it to offer patients, referring physicians and payors a higher degree of responsiveness and convenience than independent operators or hospitals. The Company provides flexible scheduling and convenient locations, as well as the expeditious delivery of radiology reports to referring physicians. The Company believes that payors contract with it because of its strong market presence, the high quality of services and its ability to provide a single point of contact and centralized administration. In addition, its leading position enables it to increase procedure volume, optimize equipment utilization, benefit from economies of scale in purchasing and negotiation of payor contracts and leverage its administrative and information technology infrastructure in its market.

         COMPREHENSIVE, LEADING-EDGE DIAGNOSTIC IMAGING SERVICES. The Company provides a broad range of diagnostic imaging services within its market. The Company's 58 centers enable it to offer one-stop shopping to patients, referring physicians and payors. In the Company's experience, referring physicians and payors prefer to enter into relationships with diagnostic imaging providers that offer a broad spectrum of services at convenient locations, benefiting referring physicians and patients who require more than one type of diagnostic imaging procedure.

         STRONG RELATIONSHIPS WITH LEADING RADIOLOGY PRACTICES. In each of the Company's markets, the Company contracts with leading radiology practices to provide professional radiology services in connection with its diagnostic imaging centers. Its close affiliation with Beverly Radiology Medical Group permits it to influence the employment of excellent radiologists by that Group. Additionally, the Company believes that its affiliation with these leading radiology practices enhances its reputation with referring physicians and their patients. In light of a recent shortage of radiologists, the Company believes that its contractual relationship with large, established radiology practices are important to maintaining its high quality services. Furthermore, the Company's acquisition of sophisticated communication equipment permits it to move professional interpretation services from a busy location to a less busy location and to effectively utilize preeminent specialist radiologists with respect to certain issues regardless of the location of the patients.

         EXPERIENCED MANAGEMENT TEAM. The Company has a highly experienced management team with an average in excess of 20 years of healthcare services experience. Management has successfully generated growth by increasing same center revenue and executing a disciplined expansion strategy.

CUSTOMERS AND FEES

         The Company's operations are principally dependent on the Company's ability to attract referrals from physicians and other health care providers. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's insurance carrier or other payor organization. The Company currently has in excess of 600 contracts with various payor organizations for diagnostic imaging services provided at the Company's centers primarily on a discounted fee-for-service basis. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. A significant decline in referrals and/or reimbursement rates would adversely affect the Company's business, financial condition and results of operations. In this regard, Medicare has determined to reduce its reimbursement rates for calendar year 2003 diagnostic imaging services on an average of 4.4% for the various procedures involved. The impact of this decrease will be offset to some extent by a significant increase in the practice expense for technical component services. A review of the reduction in relation to the services offered by the Company indicates that the impact on the Company will likely be about a 2% reduction in Medicare payments, although its exact impact cannot presently be determined.

REIMBURSEMENT OF HEALTH CARE COSTS

         MEDICARE AND MEDICAID REIMBURSEMENT PROGRAM. The Company's revenue is derived through its ownership, operation and management of diagnostic imaging centers and from service fees paid to it by contracted radiology practices. During the year ended October 31, 2002, approximately 15% of net revenue generated at the Company's diagnostic imaging centers was derived from government sponsored healthcare programs (principally, Medicare and Medicaid).

         As of January 2002, Medicare decreased reimbursement rates for physician and outpatient services, including diagnostic imaging services. In March 2003, the Centers for Medicare and Medicaid Services ("CMS"), formerly known as the Health Care Financing Administration, Department of Health and Human Services, will reduce reimbursement for certain diagnostic imaging services by up to approximately 4.4% depending on the type of diagnostic imaging services provided. The Company has reviewed the procedures involved and does not believe the reduction will have a material negative impact on the Company's revenues. The Company's centers are principally dependent on the Company's ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual agreement with the referred patient's health benefit plan.

         Any further change in Medicare or Medicaid rates or conditions for reimbursement could substantially reduce the amounts reimbursed to the Company or its contracted radiology practices for services provided. These reductions could have a significant adverse effect on Company revenue and financial results by creating downward pricing pressure.

         MANAGED CARE. Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs") attempt to control the cost of health care services. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of HMOs, PPOs and other managed care organizations within the Company's network could have a negative impact on utilization of the Company's services and/or affect the revenue per procedure which the Company can collect, since such organizations will exert greater control over patients' access to diagnostic imaging services, the selections of the provider of such services and the reimbursement thereof. The Company also expects that the excess capacity of equipment in California may negatively impact operations because of the competition among health care providers for contracts with all types of managed care organizations. As a result of such competition, the term length of any contracts in which the Company may obtain, and the payment to the Company for such services, may also be negatively affected.

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

CORPORATE LIABILITY AND INSURANCE

         The Company may be subject to professional liability claims including, without limitation, for improper use or malfunction of its diagnostic imaging equipment. The Company maintains insurance policies with coverages that it believes are appropriate in light of the risks attendant to its business and consistent with industry practice. The Company also requires the contracted radiology practices to maintain sufficient professional liability insurance consistent with industry practice. Currently, the Company and BRMG maintain medical malpractice coverage of $1,000,000 per claim per doctor and $3,000,000 in the aggregate, with a $10,000 deductible, with other non BRMG contracted radiologists required to carry at least similar coverage. However, adequate liability insurance may not always be available to the Company and the contracted radiology practices in the future at acceptable costs or at all.

         Providing medical services entails the risk of professional malpractice and other similar claims. The physicians employed by the contracted radiology practices are from time to time subject to malpractice claims. The Company structures its relationships with the practices under its agreements with them in a manner that the Company believes does not constitute the practice of medicine by it nor subject the Company to professional malpractice claims for acts or omissions of physicians in the contracted radiology practices. Nevertheless, claims, suits or complaints relating to services provided by the contracted radiology practices may be asserted against the Company in the future, including malpractice.

         Any claim made against the Company not fully covered by insurance could be costly to defend against, result in a substantial damage award against the Company and divert the attention of management from operations, which could have an adverse effect on its financial performance. In addition, claims might adversely affect the Company's business or reputation.

         The Company maintains general liability and umbrella coverage in commercially reasonable amounts. Additionally, it maintains workers' compensation insurance on all employees. Coverage is placed on a statutory basis and responds to California's specific requirements.

EMPLOYEES

         At October 31, 2002, the Company had a total of 913 full-time and 311 part-time or per-diem employees of whom 12 served in executive positions, 488 supplied technical and managerial services at the various imaging centers, and 724 provided administrative, transcription, clerical and similar services.

         None of the Company's employees are subject to a collective bargaining agreement nor had the Company experienced any work stoppages. The Company believes that its employee relations are good.

GOVERNMENT REGULATION

         GENERAL. The healthcare industry is highly regulated, and the Company can give no assurance that the regulatory environment in which it operates will not change significantly in the future. The Company's ability to operate profitably will depend in part upon the Company, the contracted radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses, and other approvals and operating in compliance with applicable healthcare regulations. The Company believes that healthcare regulations will continue to change. Therefore, the Company monitors developments in healthcare law and modifies its operations from time to time as the business and regulatory environment changes. Although the Company intends to continue to operate in compliance, it cannot ensure that it will be able to adequately modify its operations so as to address changes in the regulatory environment.

         LICENSING AND CERTIFICATION LAWS. Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers and personnel.

         FEE-SPLITTING; CORPORATE PRACTICE OF MEDICINE. The law of California prohibits the Company from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. A component of the Company's business has been to enter into service agreements with radiology practices. The Company provides management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee. The structure of the relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that the Company believes keeps it from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. State regulatory authorities or other parties may assert that the Company is engaged in the corporate practice of medicine or that the payment of service fees to it by the radiology practice of medicine or that the payment of service fees to it by the radiology practices constitutes fee-splitting. If such a claim were successfully asserted, the Company could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. This result or the Company's inability to successfully restructure its relationships to comply with these statutes could jeopardize the Company's business strategy.

         MEDICARE AND MEDICAID FRAUD AND ABUSE. Federal law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or (iii) the purchase, lease or order or arranging or recommending, purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Enforcement of this anti-kickback law is a high priority for the federal government, which has substantially increased enforcement resources and is scheduled to continue increasing such resources. The applicability of the anti-kickback law to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from the Medicare, Medicaid or other governmental programs and civil and criminal penalties.

         The Company receives fees under its service agreements for management and administrative services, which include contract negotiation and marketing services. The Company does not believe it is in a position to make or influence referrals of patients or services reimbursed under Medicare, Medicaid or other governmental programs to radiology practices or their affiliated physicians or to receive referrals. However, the Company may be considered to be in a position to arrange for items or services reimbursable under a federal healthcare program. Because the provisions of the federal anti-kickback statutes are broadly worded and have been broadly interpreted by federal courts, it is possible that the government could take the position that the Company's arrangements with the contracted radiology practices implicate the federal anti-kickback statute. Violation of the law can result in monetary fines, civil and criminal penalties, and exclusion from participation in federal or state healthcare programs, any of which could have an adverse effect on the Company's business and results of operations. While the Company's service agreements with the contracted radiology practices will not meet a "safe harbor" to the federal anti-kickback statute, failure to meet a "safe harbor" does not mean that agreements violate the anti-kickback statute. The Company has sought to structure its agreements to be consistent with fair market administrative services rendered. For these reasons, the Company does not believe that service fees payable to it should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

         Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions are commonly known as the "Stark Law." The Stark Law prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services," including, without limitations, radiology services, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." The Company believes that, although it receives fees under its service agreements for management and administrative services, it is not in a position to make or influence referrals of patients.

         On January 4, 2001, the CMS, published final regulations to implement the Stark Law. Under the final regulations, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the final regulations, such services include the professional and technical components of any diagnostic test or procedure using x-rays, ultrasound or other imaging services, computerized axial tomography, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The final regulations, however, exclude from designated health services: (i) x-ray, fluoroscopy or ultrasonic procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during nonradiological medical procedures; (iii) nuclear medicine procedures; and (iv) "invasive" or "interventional" radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

         The Stark Law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a "referral" by a "referring physician." If such requirements are met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practice, therefore, will depend on the precise scope of services furnished by each such practice's radiologists and whether such services derive from consultations or are self-generated. The Company believes that (other than self-referred patients) all of the services covered by the Stark Law provided by the contracted radiology practices derive from requests for consultation by non-affiliated physicians. Therefore, the Company believes that the Stark Law is not implicated by the financial relationships between it and the contracted radiology practices.

         In addition, the Company believes that it had structured its acquisitions of the assets of existing practices, and the Company intends to structure any future acquisitions, so as not to violate the anti-kickback and Stark Law and regulations. Specifically, the Company believes the consideration paid by it to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms' length transactions and is not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then the Company's acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have an adverse effect on the Company's business, financial conditions and results of operations.

         The federal government recently announced an initiative to audit all Medicare carriers, which are the companies that adjudicate and pay Medicare claims. These audits are expected to intensify governmental scrutiny of individual providers. An unsatisfactory audit of any of the Company's diagnostic imaging centers or contracted radiology practices could result in significant repayment obligations, exclusion from the Medicare, Medicaid, or other governmental programs and/or civil and criminal penalties.

         Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern the Company's activities and the activities of the radiology practices. The Company's or the radiology practices' activities may be investigated, claims may be made against the Company or the radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on the Company's business, financial conditions and results of operations.

         CALIFORNIA ANTI-KICKBACK AND PHYSICIAN SELF-REFERRAL LAWS. California has adopted a form of anti-kickback law and a form of Stark Law. The scope of these laws and the interpretations of them are enforced by California courts and regulatory authorities with broad discretion. Generally, California law covers all referrals by all healthcare providers for all healthcare services. A determination of liability under such laws could result in fines and penalties and restrictions on the Company's ability to operate.

         FEDERAL FALSE CLAIMS ACT. The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include civil penalties of not less than $5,500 and not more than $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. The Company believes that it is in compliance with the rules and regulations that apply to the Federal False Claims Act. However, the Company could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act, and if the Company is so found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusion from participation in federal and California healthcare programs that are integral to the Company's business.

         HEALTHCARE REFORM INITIATIVES. Healthcare laws and regulations may change significantly in the future. The Company continuously monitors these developments and modifies its operations from time to time as the regulatory environment changes. The Company cannot be assured that it will be able to adapt its operations to address new regulations or that new regulations will not adversely affect the Company's business. In addition, although the Company believes that it is operating in compliance with applicable federal and state laws, neither the Company's current or anticipated business operations nor the operations of the contracted radiology practices has been the subject of judicial or regulatory interpretation. The Company cannot be assured that a review of its business by courts or regulatory authorities will not result in a determination that could adversely affect its operations or that the healthcare regulatory environment will not change in a way that restricts the Company's operations.

         HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996. In an effort to combat healthcare fraud, Congress enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes, including actions affecting non-governmental payors. Under HIPAA, a "healthcare benefit program" includes any private plan or contract affecting interstate commerce under which any medical benefit, item or services is provided. A person or entity that knowingly and willfully obtains the money or property of any healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine and/or imprisonment. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on the Company's business, financial conditions and results of operations.

         Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable health information. HIPAA imposes federal standards for electronic transactions with health plans, the security of electronic health information and for protecting the privacy of individually identifiable health information. The government recently published regulations to implement the privacy standards with an initial compliance date of April 14, 2003. The Company may encounter certain costs associated with complying with the primary provisions. A finding of liability under HIPAA's privacy or security provisions may also result in criminal and civil penalties, and could have a material adverse effect on the Company's business, financial condition, and results of operations.

         COMPLIANCE PROGRAM. The Company has implemented a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. The Company appointed a compliance officer who is charged with implementing and supervising the compliance program, which includes the adoption of (i) "Standards of conduct" for employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to the Company's compliance officer. The Company believes that its compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services. An important part of the compliance program consists of conducting periodic audits of various aspects of Company operations and that of the contracted radiology practices. The Company also conducts mandatory educational programs designed to familiarize employees with the regulatory requirements and specific elements of the compliance program.

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

ITEM 2.  PROPERTIES

         All of the imaging centers owned or managed by the Company are located in leased facilities or in owned facilities on leased land. Certain information with respect to the imaging centers is as follows:

         Center
         ------
         Wholly-Owned                         Approx. Sq. Ft.
         ------------                         ---------------
                                                 of Center                          Lease Expiration
                                                 ---------                          ----------------
         Tower Division:
           [Beverly Hills and Environs]
           Roxsan                                 10,774                            Various through 2012
           Women's                                 3,830                            February 2014
           Wilshire                               13,778                            September  2018
         Antelope Valley                           2,890                            In negotiation
         Chino                                     2,700                            June 2007
         Emeryville                                2,086                            June 2003
         Fresno                                    5,360                            June 2008
         La Habra                                  3,034                            December 2007
         Lancaster [four sites]                   11,327                            In negotiation
         Long Beach-Redondo [three sites]          6,000                            In negotiation
         Long Beach-Los Coyotes [four sites]      10,338                            Various through 2006
         Modesto                                  17,852                            December 2004
         Northridge                                7,800                            March 2012
         Orange [four sites]                      15,955                            Various through 2012
         Oxnard                                    5,100                            In negotiation
         Palm Desert [three sites]                11,082                            Various through 2006
         Palm Springs [two sites]                  9,442                            June 2008
         Rancho Cucamonga [two sites]             12,518                            May 2009
         Sacramento                                8,083                            June 2003
         San Francisco                             1,240                            In negotiation
         San Gabriel Valley                        3,871                            December 2004
         Santa Clarita                             5,782                            June 2009
         Santa Rosa                                4,235                            July 2011
         Stockton                                  4,808                            December 2006
         Tarzana [three sites]                     6,320                            Various through 2009
         Tustin                                    2,139                            January 2004
         Vacaville                                 5,927                            March 2007
         Ventura                                  12,032                            July 2007
         Ventura-Loma Vista [three sites]          1,449                            In negotiation

         DIS Centers
         -----------
         Camarillo                                 2,035                            May 2002
         Oceanside [North County]                  2,314                            November 2005
         Riverside [two sites]                    13,834                            Various through 2007
         Temecula [three sites]                   10,175                            Various through 2006
         Thousand Oaks                             8,300                            November 2007

         Partnership/LLC
         ---------------
         Burbank                                   5,787                            March 2008
         Westchester                               6,763                            July 2006
         Rancho Bernardo                           9,557                            May 2012

         Other Facilities
         ----------------
         RadNet [Corp. offices]                   16,500                            June 2007
         Warehouse/Other                          33,447                            Various

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is involved in the following litigation:

         RADNET MANAGEMENT II, INC. V. HCT MODESTO, LLC
         Alameda County Superior Court Case No. RG 03080062
         --------------------------------------------------

         RADNET MANAGEMENT II, INC. V. US DIAGNOSTIC, INC.
         AND MODESTO IMAGING SERVICES, INC.
         American Arbitration Association No. 72 Y 115 99029 01EP
         --------------------------------------------------------

These matters arise out of RadNet Management II, Inc.'s acquisition of substantially all of the assets and liabilities of Modesto Imaging Center, Inc., including, without limitation, Modesto Imaging Center, a diagnostic radiology and imaging center. As of May 10, 2001, the date the acquisition closed, Modesto Imaging Center, Inc., its parent company, US Diagnostic Inc., and HCT Modesto LLC, the landlord under the lease for the property on which the Center is situated, which lease had been assumed by and assigned to RadNet Management II, Inc., had disclosed to RadNet Management II, Inc. that the lease had a present expiration date of December 31, 2004, subject to two three-year extensions in favor of the tenant. Two weeks after the acquisition closed, however, RadNet Management II, Inc. learned from a third party that a document purporting to extend the lease to December 31, 2014 (i.e., by ten years) had been in the possession of Modesto Imaging Center, Inc., US Diagnostic Inc. and HCT Modesto LLC at the time the improper disclosures were made to RadNet Management II, Inc. RadNet Management II, Inc. believes that the lease is substantially in excess of the fair rental value of the property.

On or about September 14, 2001, RadNet Management II, Inc. commenced an arbitration proceeding against US Diagnostic Inc. and Modesto Imaging Center, Inc. before the American Arbitration Association, seeking to reduce the price of the acquisition by $1,000,000 pursuant to the Asset Purchase Agreement and Escrow Agreement entered into between and among the parties, and also seeking additional damages resulting from RadNet Management II, Inc.'s assumption of the lease. US Diagnostic Inc. subsequently filed a Chapter 11 bankruptcy petition in the United States District Court for the Southern District of Florida, and Modesto Imaging Center, Inc. is believed to have few or no assets available to pay an arbitration award.

On or about January 23, 2003, RadNet Management II, Inc. filed a complaint in the Superior Court of the State of California, County of Alameda, seeking legal, equitable and declaratory relief as against HCT Modesto LLC. Among other things, RadNet Management II, Inc. seeks (1) cancellation of the document purporting to extend the present lease expiration date from December 31, 2004 to December 31, 2014, (2) a declaration that RadNet Management II, Inc. is not bound by the lease beyond December 31, 2004, and/or (3) damages in excess of $1,800,000.

RadNet Management II, Inc. anticipates that HCT Modesto LLC will serve it with a Cross-Complaint seeking a declaration that RadNet Management II, Inc. is bound by the lease through December 31, 2014, and also seeking damages in an amount that is currently unknown.

At this point, it is too early to predict how the matter will conclude. However, RadNet Management II, Inc. disputes any claim that it is bound to the lease beyond December 31, 2004 and/or that it is liable to HCT Modesto LLC for any amount of damages at all. It intends to pursue its claims vigorously against HCT Modesto LLC and to vigorously defend against the anticipated cross-complaint.

Additionally, the Company is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses. The Company believes that the outcome of any such lawsuits will not have a material adverse impact on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         The Company did not submit any matters to a vote of security holders during the fourth fiscal quarter of 2002.


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

               Quarter Ended                    Low                      High
               -------------                    ---                      ----
             January 31, 2002                    .95                     1.45
             April 30, 2002                     1.10                     1.91
             July 31, 2002                       .97                     1.51
             October 31, 2002                    .49                     1.20

             January 31, 2001                    .31                      .56
             April 30, 2001                      .38                      .60
             July 31, 2001                       .55                      .78
             October 31, 2001                    .60                      .95

      The last reported closing high and low prices for PHS Common Stock on the OTC Bulletin Board on January 21, 2003, were $.48 and $.45, respectively. As of January 21, 2003, the number of holders of record of PHS Common Stock was 4,028. However, a substantial number of PHS' outstanding shares of Common Stock were owned of record on said date by "Cede & Co.," the nominee for Depository Trust Company, the clearing agency for most broker-dealers. Management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of PHS Common Stock is substantially greater than 4,028.

      CONVERTIBLE SUBORDINATED DEBENTURES
      -----------------------------------

      The Company has $16,291,000 convertible subordinated debentures outstanding which mature June 30, 2003, and bears interest, payable quarterly, at an annual rate of 10%. The debentures are convertible into PHS common stock at a price of $10 per share. The Company plans to offer the debenture holders the right to extend the debenture for three (3) years in which event the conversion price would be reduced to $4. Remaining debentures will be required to be redeemed. The Company intends to utilize its financing resources to effect such redemption. There can be no guarantee those resources will be sufficient or available at all when required.

      Recent Sales of Unregistered Securities
      ---------------------------------------

         During the fiscal year ended October 31, 2002, the following securities were sold by the Company pursuant to the exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended:

         (1) In November 2001, the Company issued to one individual, a 5 year warrant exercisable at a price of $.95 per share (the public market price closing price on the transaction date) to purchase 75,000 shares of the Company's common stock.

         (2) In February 2002, the Company issued to one individual, a 5 year warrant exercisable at a price of $1.26 per share (the public market price closing price on the transaction date) to purchase 500,000 shares of the Company's common stock.

         (3) In April 2002, the Company issued to one individual, a 5 year warrant exercisable at a price of $1.61 per share (the public market closing price on the transaction date) to purchase 30,000 shares of the Company's common stock.

         (4) In April 2002, an officer of the Company exercised an option to purchase 300,000 shares of common stock. As part of the transaction, the officer delivered to the Company 30,201 previously acquired shares of the Company's common stock with a value of $45,000 (based upon $1.49 per share public market closing price on the transaction date).

         (5) In May 2002, the Company issued to one individual, a 5 year warrant exercisable at a price of $1.45 per share (the public market closing price on the transaction date) to purchase 9,000 shares of the Company's common stock.

         (6) In June 2002, the Company issued to one individual, a 5 year warrant exercisable at a price of $1.10 per share (the public market closing price on the transaction date) to purchase 100,000 shares of the Company's common stock.

         (7) In September 2002, the Company issued to one individual, a 5 year warrant exercisable at a price of $1.09 per share (the public market closing price on the transaction date) to purchase 50,000 shares of the Company's common stock.

         (8) In September 2002, the Company issued to one individual, a 5 year warrant exercisable at a price of $0.80 per share (the public market closing price on the transaction date) to purchase 30,000 shares of the Company's common stock.

         (9) In October 2002, the Company issued to one individual, a 5 year warrant exercisable at a price of $0.79 per share (the public market closing price on the transaction date) to purchase 30,000 shares of the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
-------  ------------------------------------

         The following selected consolidated financial data presented as of and for the years ended October 31, 2002, 2001, 2000, 1999 and 1998 has been derived from the Company's consolidated financial statements and should be read in conjunction with such consolidated financial statements and related notes, and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report.

                                                                           YEARS ENDED
                                                                           OCTOBER 31,
                                              ----------------------------------------------------------------------
                                                              (000's except per share amounts)
OPERATING DATA:                                  2002           2001           2000           1999           1998
                                                 ----           ----           ----           ----           ----
Gross Revenues                                $ 378,942      $ 284,981      $ 229,598      $ 170,518      $ 132,595

Net Revenues after Contractual Allowances       139,281        111,837         87,965         72,258         58,821

Operating Expenses                              127,965         92,735         73,368         70,359         75,329

Income [Loss] Before Extraordinary Items         (5,552)        13,947          1,102        (10,627)       (29,497)

Extraordinary Items- Gain                             1            554          1,512          1,556            955

Net Income [Loss]                                (5,551)        14,501          2,614         (9,071)       (28,543)

Income [Loss] Per Common share before              (.14)           .35            .03           (.27)          (.75)
Extraordinary Items

Income [Loss] Per Common Share from                 .00            .01            .04            .04            .02
Extraordinary Item

Net Income [Loss] Per Common Share                 (.14)           .36            .07           (.23)          (.73)

BALANCE SHEET DATA:

Cash and Cash Equivalents                            36             40             36              3             59

Total Assets                                    151,639        128,429         90,625         72,247         62,656

Total Long-Term Liabilities                     121,830        110,188         82,693         79,023         79,282

Total Liabilities                               202,560        174,071        151,538        136,604        118,016

Working Capital [Deficit]                       (44,668)       (26,987)       (44,588)       (38,007)       (20,191)

Stockholders' Equity [Deficit]                  (50,921)       (45,642)       (60,913)       (64,357)       (55,360)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Primedex Health Systems, Inc., through its wholly-owned subsidiary, Radnet Management, Inc. and its 91% owned subsidiary, Diagnostic Imaging Services, Inc., is a leading California provider of diagnostic imaging services through its ownership and operation of 58 outpatient diagnostic imaging centers. The Company utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or MRI), computed tomography (or CT), position emission tomography (or PET), nuclear medicine, ultrasound, mammography, general radiography (or x-ray) and fluoroscopy. The Company's revenues are derived from the ownership, management and operation of its radiology and imaging center network. Professional medical services and supervision are provided through Beverly Radiology Medical Group ("BRMG") and through other independent physicians and physician groups with which the Company contracts. Inasmuch as BRMG is 99% owned by the majority stockholder and president of the Company its revenues are consolidated with that of the Company. As of October 31, 2002, the Company owned, operated or provided management services.

The Company focuses on providing quality patient care and service to ensure patient and referring physician satisfaction. The Company's concentration in California permits it to invest in technologically advanced imaging equipment, including MRI, open MRI, spiral CT and PET and organize the Company's imaging centers into coordinated networks to improve response time, increase overall patient accessibility, and permits the Company to standardize certain customer relations procedures and permit the Company to develop "best practices" for its diagnostic imaging centers. The Company's coordinated programs allow it to provide administrative, management and information services to develop best practices and to improve productivity and the quality of services. By focusing on its communication systems the Company believes it can increase patient and referring physician satisfaction, which should lead to increased referrals and increased utilization of its diagnostic imaging centers.

The Company contracts with radiology practices including BRMG to provide professional services, including the supervision and interpretation of diagnostic imaging procedures performed in its diagnostic imaging centers. In this regard, BRMG has begun assembling a group of physicians located at the Company's corporate offices who utilize adjusted communication equipment for the purposes of relieving radiologists located at the Company's centers who fall behind in interpreting medical imaging as well as providing a group of well recognized radiologists specializing in particular areas to provide backup for referring physicians requiring specialized review. The Company believes that it does not engage in the practice of medicine nor does it employ physicians. The radiology practices maintain full control over the provision of professional radiological services.

Payment for diagnostic imaging services comes primarily from private payors (22% including Blue Cross, Blue Shield and Commercial insurance), managed care contract arrangements (21% including fee for service, hmo and ppo insurance), capitation arrangements (20%), and governmental payors (15% including Medicare and Medicaid).

As of January 2002, Medicare decreased reimbursement rates for physician and outpatient services, including diagnostic imaging services. The Company's centers are principally dependent on its ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan.

The Company's revenue is dependent upon the operating results of the diagnostic imaging centers. Service fees due under the service agreements for the contracted radiology practices are derived from two distinct revenue streams:
(1) a negotiated percentage (typically 70% to 85%) of the center revenues as defined in the service agreements; and (2) 100% of the technical revenues as defined in the service agreements.

The Company's operations are comprised of the ownership and operation of diagnostic imaging centers and the provision of administrative, management and information services to the contracted radiology practices that provide professional interpretation and supervision services in connection with the diagnostic imaging centers.

The following information consists of issues you should consider in reviewing the financial information provided. In this regard, Westchester Imaging Group is a 50% owned Company partnership and both Burbank Advanced Imaging Center and Rancho Bernardo Advanced Imaging Center are 75% owned with the minority interests owned by the radiologists providing professional services in the respective facilities. The Company committed to a capital contribution of $750,000 to fund the building of a facility in Rancho Bernardo, California, which opened in December 2002. Westchester Imaging Group is consolidated with the Company based upon the criteria of both SFAS 94 and EITF 97-2. All intercompany transactions and balances have been eliminated in consolidation and combinations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2002 COMPARED TO THE YEAR ENDED OCTOBER 31, 2001

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                           PERCENTAGE
                                                PERCENT OF NET REVENUE                   DOLLAR INCREASE
                                               YEARS ENDED OCTOBER 31,                     (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2002                2001                    `01 TO `02
                                        ------------------- -------------------       ---------------------
Revenue                                        272.1%              254.8 %                      33.0%

Less: Allowances                              (172.1)             (154.8)                       38.4
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        24.5

Operating expense
 Operating expenses                            (75.7)              (69.8)                       35.2
 Depreciation and amortization                 (11.0)               (9.6)                       43.0
 Provision for bad debts                        (5.2)               (3.6)                       78.6
                                        ------------------- -------------------       ---------------------
Total operating expense                        (91.9)              (82.9)                       38.0
                                        ------------------- -------------------       ---------------------

Income from operations                           8.1                17.1                       (40.8)

Interest expense, net                          (12.0)              (12.2)                       22.6

Gain (loss) on sale of assets or                 (.2)                3.1                      (108.5)
centers

Other, net                                        .4                 0.2                       187.1
                                        ------------------- -------------------       ---------------------

Income before provision for income              (3.7)                8.2                      (156.3)
taxes, minority interest and
extraordinary item

Income tax benefit                              --                   4.6                      (100.0)
                                        ------------------- -------------------       ---------------------

Income before minority interest                 (3.7)               12.8                      (136.1)
and extraordinary item

Minority interest                               (0.3)               (0.3)                       12.8
                                        ------------------- -------------------       ---------------------

Income before extraordinary item                (4.0)               12.5                      (139.8)

Extraordinary item                                .0                  .5                       (99.8)
                                        ------------------- -------------------       ---------------------

Net income                                      (4.0)               13.0                      (138.3)
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the year ended October 31, 2002 compared to the year ended October 31, 2001.

                                              2002                  2001
                                              ----                  ----
NET REVENUE                               $139,281,000         $ 111,837,000
-----------

Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practices and diagnostic imaging centers based on established charges and reduced by contractual allowances. The Company utilizes historical collection experience in estimating contractual allowances. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient mix, impact of managed care contract pricing and contract revenue and the aging of patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known.

Net revenue increased approximately $27,444,000, or 24.5%, for the year ended October 31, 2002, compared to the same period in the previous year. Of the net revenue increase, 25% was due to three new sites which opened, Burbank [late November 2001] and Tarzana Advanced [January 2002], or were acquired, Grove Diagnostic [May 2002]. During fiscal 2002, 31% was due to the full effect of the acquisition of Modesto [May 2001] and Palm Springs and Palm Desert [June 2001], offset by a 2% decrease due to the sale of the Company's sole radiation oncology facility ("VROC") in March 2001. The remaining 46% increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with increasing population, and increased throughput at many sites due to the addition and continued upgrade of medical equipment. In particular were improvements at the following facilities primarily due to the entry into new capitation agreements coupled with the addition and upgrade of medical equipment increasing throughput at each of the sites: Riverside [HCIC] where net revenue increased approximately 43%, or $1,717,000, Temecula [TVIC] where net revenue increased approximately 99%, or $2,691,000, and Los Coyotes where net revenue increased approximately 50%, or $1,514,000. In addition, the expansion of Orange Imaging in late fiscal 2002 with the opening of Orange Advanced and Orange Women's Centers contributed to its increase in net revenue of approximately 13%, or $1,030,000.

OPERATING EXPENSES                           2002                  2001
------------------                           ----                  ----
   OPERATING EXPENSES                   $ 105,473,000         $ 78,008,000
   DEPRECIATION AND AMORTIZATION           15,309,000           10,705,000
   PROVISION FOR BAD DEBTS                  7,183,000            4,022,000
                                        --------------        -------------
TOTAL OPERATING EXPENSES                $ 127,965,000         $ 92,735,000

Operating expenses for the year ended October 31, 2002 increased approximately $27,465,000, or 35%, compared to the same period in the previous year. Of this increase, 46% was due to the full effect of five new sites acquired or opened during the previous two years including Modesto, Desert Advanced, Burbank, Tarzana Advanced and Grove coupled with the start-up costs associated with the planned opening of Rancho Bernardo [offset by a 1% decrease due to the sale of the VROC facility in March 2001]. The remaining 55% increase in operating expenses was primarily due to an increase in net revenue which effects the Company's percentage of revenue agreements relating to physician reading fees and the GE repair and maintenance expense which increased contracted fees from 3.22% to 3.64% of net revenue effective November 1, 2001. In addition, the Company had variable increases in expenditures for billing, medical supplies, office supplies, utilities and other expenses with the increase in business.

Due to a shortage of qualified radiologists in the marketplace, BRMG experienced difficulty in hiring and retaining physicians at the individual sites during most of fiscal 2002. This required the engagement of independent contractors and locum tenens (part-time fill-in physicians) to interpret patient films. The cost of these individuals was double the salary of a regular BRMG full-time physician with additional costs for travel and lodging required. Recently, BRMG hired a new nationally prominent medical director who oversees physician recruitment and staffing. In order to reduce the substantial increased cost associated with part-time fill-in physicians, the new director has already arranged for BRMG to hire over twelve new physicians during the last two quarters of fiscal 2002. BRMG is working to solidify its physicians at the majority of the Company's sites while increasing the volume of interpretations done by physicians at the Company's main offices utilizing the Company's computer and PACS systems. In solidifying its physician staff, the Company has revised some of its physician agreements from a fixed fee to a percentage of revenue arrangement. With these types of arrangements, future increases in net revenue increase the cost of physician reading fees proportionately and thereby negatively impact the Company's overall operating income. During the year ended October 31, 2002, the overall increase in physician reading fees was approximately $3.4 million compared to fiscal year 2001's average expense [net of the effect of the increase in net revenue in fiscal year 2002].

In addition, during the year ended October 31, 2002, the Company experienced significant increases in expenditures for insurance with carriers requesting greater fees upon renewal coupled with the significant growth the Company has recently experienced with increased revenue, staffing and additions of new equipment. General liability rates increased approximately 50% in October 2002, workers compensation rates increased approximately 45% in July 2002, and malpractice rates approximately 80% in September 2002. Medical insurance increases were somewhat offset with employees contributing more per pay period. The Company is reviewing various alternatives to reduce its expenditures for insurance and minimize the increases it may incur in the future. However, increases in insurance costs are being experienced by companies all over the United States and reductions are not likely for the foreseeable future.

Included in operating expenses for the years ended October 31, 2002 and 2001 are approximately $62,389,000 and $44,765,000, respectively, for salaries and professional reading fees, approximately $8,799,000 and $7,344,000, respectively, for building and equipment rentals, and approximately $34,285,000 and $25,899,000, respectively, in general and administrative expenditures. The Company's general and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities and other expenses including marketing and travel. The majority of these expenses are variable and increase with net revenue. Net revenue for the year ended October 31, 2002 increased 24.5% and resulted in increases in general and administrative expenses of approximately $6.0 million. The remaining increase was primarily for insurance and repairs and maintenance, discussed above, and utilities [due to the increase in medical equipment].

Depreciation and amortization for the year ended October 31, 2002 increased approximately $4,604,000, or 43%, compared to the same period in the previous year. This increase was offset by approximately $1,354,000 due to the elimination of goodwill amortization with the implementation of Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets effective November 1, 2001. Of the increase in depreciation and amortization, 37% was due to the acquisition of equipment or improvement in leaseholds for same store facilities, and 64% was due to the full effect of the opening or acquisition of five sites during fiscal 2001 and fiscal 2002 [offset by a 1% decrease upon the sale of VROC in March 2001].

Provision for bad debt for the year ended October 31, 2002 increased approximately $3,161,000, or 79%, compared to the same period last year. The primary reason for the increase was due to the growth in revenue coupled with the write-off of approximately $850,000 in net accounts receivable primarily due to one contracted payor's dissolution and default on amounts due.

                                               2002                  2001
                                               ----                  ----
INTEREST EXPENSE, NET                      $ 16,693,000          $ 13,620,000
---------------------

Net interest expense for the year ended October 31, 2002 increased approximately $3,073,000, or 23%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing. During fiscal 2002, the Company acquired Grove Diagnostic Imaging for approximately $1,441,000 and entered into new capital lease obligations of approximately $30,846,000.

                                                2002                  2001
                                                ----                  ----
GAIN (LOSS) ON SALE OF SUBSIDIARIES,         $(299,000)           $ 3,520,000
------------------------------------
DIVISIONS AND ASSETS
--------------------

During fiscal 2002, the Company sold the land and building at Northridge (and leased it back), disposed of an MRI at Vacaville and disposed of a variety of other assets at various sites generating a loss on sale or disposal of equipment of approximately $299,000. During the year ended October 31, 2001, the Company sold its VROC facility for $4,000,000 cash and recognized a gain on the sale of approximately $3,527,000, and recognized losses on the sale or disposal of equipment of approximately $7,000.

                                                2002                 2001
                                                ----                 ----
OTHER INCOME, NET                            $ 511,000            $ 178,000
-----------------

Other income for the year ended October 31, 2002 increased approximately $333,000, or 187%. Other income consists primarily of professional reading fee income, rental income, record copying income and miscellaneous reimbursements. During fiscal 2002, the Company received approximately $240,000 in insurance reimbursements for its business interruption and general business liability policies for losses it sustained at its Tustin, Tower Roxsan and Northridge facilities due primarily to water leaks and water damage.

                                                2002                 2001
                                                ----                 ----
INCOME TAX BENEFIT                              $ --             $ 5,110,000
------------------

For the year ended October 31, 2001, the Company recorded a deferred tax asset of $5,235,000 offset by an income tax payable of $125,000 (See Note 9 to the Company's Financial Statements).

                                                2002                 2001
                                                ----                 ----
MINORITY INTEREST                           $ (387,000)          $ (343,000)
-----------------

Minority interest in joint venture represents the minority investor's 50% share of the Westchester Imaging Group, 25% share of the Burbank Advanced Imaging Center LLC and 25% share of Rancho Bernardo Advanced LLC income for the period. Minority interest expense for the year ended October 31, 2002 increased approximately $44,000, or 13%, compared to the same period the previous year. The increase is primarily due to the increased earnings of Westchester Imaging Group.

                                                2002                2001
                                                ----                ----
EXTRAORDINARY ITEM                            $ 1,000            $ 554,000
------------------

Extraordinary gains decreased $553,000 for the year ended October 31, 2002. Extraordinary gains represent the repurchase of subordinated bond debentures and the write-off or settlement of limited partner notes at a discount. During the year ended October 31, 2001, the Company was able to write-off a portion of its limited partner note obligations when they reached their statute of limitations for claim. In addition, as the subordinated bond debentures get closer to maturity in June 2003, the opportunity to repurchase them at a discount becomes less probable and little to no offers materialized during the year ended October 31, 2002.

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2001 COMPARED TO THE YEAR
-------------------------------------------------------------------------------
ENDED OCTOBER 31, 2000
----------------------

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                           PERCENTAGE
                                                PERCENT OF NET REVENUE                   DOLLAR INCREASE
                                               YEARS ENDED OCTOBER 31,                     (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2001                2000                    `00 TO `01
                                        ------------------- -------------------       ---------------------
Revenue                                        254.8 %             261.0 %                      24.1%

Less: Allowances                              (154.8)             (161.0)                       22.2
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        27.1

Operating expense
 Operating expenses                            (69.7)              (70.7)                       25.4
 Depreciation and amortization                  (9.6)               (9.8)                       24.8
 Provision for bad debts                        (3.6)               (2.9)                       55.8
                                        ------------------- -------------------       ---------------------
Total operating expense                        (82.9)              (83.4)                       26.4
                                        ------------------- -------------------       ---------------------

Income from operations                          17.1                16.6                        30.9

Interest expense, net                          (12.2)              (14.9)                        3.7

Other, net                                       3.3                (0.1)                    (3952.1)
                                        ------------------- -------------------       ---------------------

Income before provision for income               8.2                 1.6                       574.5
taxes, minority interest and
extraordinary item

Income tax benefit                               4.6                --                         100.0

Income before minority interest                 12.8                 1.6                       950.0
and extraordinary item

Minority interest                               (0.3)               (0.3)                       32.4
                                        ------------------- -------------------       ---------------------

Income before extraordinary item                12.5                 1.3                      1165.6

Extraordinary item                               0.5                 1.7                       (63.4)
                                        ------------------- -------------------       ---------------------

Net income                                      13.0                 3.0                       454.7
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the year ended October 31, 2001 compared to the year ended October 31, 2000.

                                                2001                  2000
                                                ----                  ----
NET REVENUE                                $ 111,837,000          $ 87,865,000
-----------

Net revenue increased approximately $23,872,000, or 27.1%, for the year ended October 31, 2001, compared to the same period the previous year. Of the net revenue increase, 29% was due to the full effect of five new sites acquired in June 2000 [Chino, San Gabriel and Tarzana] and September 2000 [San Francisco and Emeryville], and 25% was due to the acquisition of three new sites in May 2001 [Modesto] and June 2001 [Palm Springs and Palm Desert], offset by a 6% decrease due to the sale of the VROC facility in March 2001. The remaining 52% of the increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with increasing population, and increased throughput at many sites due to the addition and continued upgrade of medical equipment. In particular were improvements at the Company's Riverside [HCIC] facility where net revenues increased approximately 113%, or $2,107,000, due to the entry into a new capitation agreement coupled with the addition and upgrade of medical equipment.

OPERATING EXPENSES                                  2001              2000
------------------                                  ----              ----
   OPERATING EXPENSES                          $ 78,008,000      $ 62,207,000
   DEPRECIATION AND AMORTIZATION                 10,705,000         8,580,000
   PROVISION FOR BAD DEBTS                        4,022,000         2,581,000
                                               -------------     -------------
TOTAL OPERATING EXPENSES                       $ 92,735,000      $ 73,368,000

Operating expenses for the year ended October 31, 2001 increased approximately $15,801,000, or 25%, compared to the same period the previous year. Of this increase, 19% was due to the full effect of five new sites acquired in June 2000 and September 2000, 31% was due to the acquisition of three new sites in May 2001 and June 2001 and the start-up costs associated with the future openings of Burbank Advanced and Tarzana Advanced, offset by a 4% decrease due to the sale of the VROC facility in March 2001. The remaining 54% of the increase in operating expenses was primarily due to an increase in the net revenues including a 34% increase in salaries and professional reading fees, a 7% increase for the impact of a repair and maintenance contract agreement entered into on March 1, 2000 which resulted in increased fees from 2.82% to 3.22% of net revenue effective November 1, 2000, a 5% increase in outside services including legal, accounting, billing, labor and transcription services, and an 8% increase in other expenses including utilities, insurance and business taxes. Even with the 27.1% increase in net revenue, medical supply expenditures increased only 16.8% from the same period last year primarily due to additional acquisitions of filmless digital equipment at many of the sites and increased purchase discounts.

Included in operating expenses for the years ended October 31, 2001 and 2000 are approximately $44,765,000 and $35,402,000, respectively, for salaries and professional reading fees, approximately $7,344,000 and $6,334,000, respectively, for building and equipment rentals, and approximately $25,899,000 and $20,471,000, respectively, in general and administrative expenditures. The Company's general and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities and other expenses including marketing and travel. The majority of these expenses are variable and increase with net revenue. Net revenue for the year ended October 31, 2001 increased 27.1% and resulted in increases in general and administrative expenses of approximately $5.5 million.

Depreciation and amortization for the year ended October 31, 2001 increased approximately $2,125,000, or 25%, compared to the same period the previous year. Of this increase, 29% was due to the acquisition of equipment, 46% was due to the full effect of the acquisition of five new sites during fiscal 2000, and 29% was due to the acquisition of three new sites in fiscal 2001, offset by a 4% decrease upon the sale of VROC in March 2001.

Provision for bad debt for the year ended October 31, 2001 increased approximately $1,441,000, or 56%, compared to the same period the previous year. The primary reason for the increase was due to the growth in revenue coupled with the Company's overall bad debt percentage increasing from 1.79% of the contractual adjustments during fiscal 2000 to 2.27% of the contractual adjustments during fiscal 2001.

                                                2001                  2000
                                                ----                  ----
INTEREST EXPENSE, NET                       $ 13,620,000          $ 13,140,000
---------------------

Net interest expense for the year ended October 31, 2001 increased approximately $480,000, or 4%, compared to the same period the previous year. The increase is primarily a result of acquisitions coupled with new equipment financing offset by decreases in line of credit interest charges with the corresponding reductions in the lines of credit balances and the prime interest rate during the respective periods.

                                                2001                  2000
                                                ----                  ----
OTHER INCOME (LOSS), NET                    $ 3,698,000            $ (96,000)
------------------------

Other income (loss) for the year ended October 31, 2001 increased approximately $3,794,000 compared to the same period in the previous year. During the year ended October 31, 2001, the Company sold its VROC facility for $4,000,000 cash and recognized a gain on the sale of approximately $3,527,000, recognized losses on the sale or disposal of equipment of approximately $7,000 and generated other income, net of other expense, of approximately $178,000. During the year ended October 31, 2000, the Company recognized losses on the sale or disposal of equipment of approximately $335,000 and generated other income, net of other expense, of approximately $239,000.

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

SUMMARY OF OPERATIONS BY QUARTER
--------------------------------

The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                         2001 Quarter Ended                       2002 Quarter Ended
                                                  (000's except per share amounts)          (000's except per share amounts)
                                             Jan 31    Apr 30(a)  Jul 31     Oct 31(b)    Jan 31    Apr 30    Jul 31(c)  Oct 31
                                             ------    ---------  ------     ---------    ------    ------    ---------  ------
Statement of Income Data:
  Net Revenue                                $24,110   $26,104    $29,464    $32,159      $32,441   $33,722   $35,580    $37,538

  Operating Expenses                         $19,897   $21,122    $24,121    $27,595      $28,104   $28,989   $35,765    $35,107

  Income (Loss) before
    Extraordinary Item                          $918    $5,107     $2,081     $5,841         $917      $836  ($5,123)   ($2,182)

  Extraordinary Item                              $5      $108         $0       $441           $0        $0        $1         $0

  Net Income (Loss)                             $923    $5,215     $2,081     $6,282         $917      $836  ($5,122)   ($2,182)

Basic Earnings Per Share:
  Income (loss) before Extraordinary           $0.02     $0.12      $0.05      $0.14        $0.02     $0.02    (0.12)     (0.05)
Item
  Extraordinary Item                           $0.00     $0.00      $0.00      $0.01        $0.00     $0.00      0.00       0.00
  Basic Earning Per Share                      $0.02     $0.12      $0.05      $0.16        $0.02     $0.02    (0.12)     (0.05)

Diluted Earnings Per Share:
  Income (loss) before Extraordinary           $0.02     $0.11      $0.04      $0.13        $0.02     $0.02    (0.12)     (0.05)
Item
  Extraordinary Item                           $0.00     $0.00      $0.00      $0.01        $0.00     $0.00      0.00       0.00
  Diluted Earning Per Share                    $0.02     $0.11      $0.04      $0.14        $0.02     $0.02    (0.12)     (0.05)

Weighted Average Shares Outstanding:
  Basic                                       39,284    40,133     40,147     40,306       40,733    40,760    41,001     41,006
  Diluted                                     40,164    46,133     47,593     44,171       41,435    45,664    41,001     41,006

  (a) Net income for the quarter ended April 30, 2001 includes a $3.5 million gain from the sale of VROC to an unaffiliated third party.

  (b) Net income for the quarter ended October 31, 2001 includes a $5.1 million gain from the recording of a deferred tax asset.

  (c) Net income for the quarter ended July 31, 2002 includes a $850,000 expense for the write-off of accounts receivable upon the dissolution of a contract and a $220,000 loss for the disposal of equipment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash decreased for the year ended October 31, 2002 by $4,000 and increased for the year ended October 31, 2001 by $4,000.

Cash used by investing activities for the years ended October 31, 2002 was $6,176,000 compared to $2,833,000 for the same period in 2001. For the years ended October 31, 2002 and 2001, the Company purchased property and equipment for approximately $7,815,000 and $7,469,000, respectively, received proceeds from the sale of centers or trade-in of equipment for $1,700,000 and $5,050,000, respectively, paid loan fees of $22,000 and $20,000, respectively, and loaned $39,000 and $233,000, respectively, to related parties. In addition, during the year ended October 31, 2001, the Company invested $100,000 in VROC, purchased 59,000 shares of DIS common stock for approximately $30,000, and acquired some of the assets of Sadler Radiology for approximately $31,000.

Cash used for financing activities for the years ended October 31, 2002 was $7,524,000 compared to $10,749,000 for the same period in 2001. For the years ended October 31, 2002 and 2001, the Company made principal payments on capital leases and notes payable of approximately $20,675,000 and $16,764,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $12,295,000 and $3,883,000, respectively, purchased subordinated debentures for approximately $10,000 and $36,000, respectively, increased its cash disbursements in transit by $809,000 and $1,771,000, respectively, received joint venture proceeds of $250,000 and $400,000, respectively, made joint venture distributions of $275,000 and $100,000, respectively, and received proceeds from the issuance of common stock of approximately $82,000 and $97,000, respectively.

At October 31, 2002, the Company had a working capital deficit of $44,668,000 as compared to a working capital deficit of $26,987,000 at October 31, 2001, representing an increased deficit of $17,681,000. Over the past several years, management has been addressing the issues that have led to these deficiencies, and the results of management's plans and efforts have been positive in two of the last three years. However, the results of this last fiscal period show that continued effort is needed in the future to allow the Company to return to profitable operations. Such actions and plans include:

         o Increase revenue by selectively opening imaging centers in areas currently not served by the Company.
                  o In late November 2001, the Company opened a new center in Burbank, California
                  o In January 2002, the Company opened a new center in Tarzana, California
                  o        In May 2002, the Company acquired Grove Diagnostic
                           Imaging in Rancho Cucamonga, California
                  o        In December 2002, the Company opened its Rancho
                           Bernardo joint venture facility.

         o Increase revenue by expanding existing facilities or opening new locations close to existing sites. In order to obtain certain new large contracts, nearby x-ray offices may be acquired to meet the increase in patient volume. In addition, the Company may consolidate certain procedures into one location predominately with women's centers offering mammography and ultrasound services.

                  o In September 2002, the Company opened Orange Advanced Imaging Center and Orange Women's Center across the street from its existing Orange Imaging Center.

                  o Effective January 1, 2002, the Company entered into a new capitation agreement for approximately 62,000 lives primarily benefiting the Company's Temecula facility ["TVIC"]. The Company opened two additional smaller facilities in Sun City and Lake Elsinore, California which will provide x-ray services to support the new contract. Subsequent to year end, the Company plans to relocate its Lake Elsinore location to nearby Wildomar, California.

                  o In June 2002, the Company entered into a new capitation contract for approximately 25,000 lives primarily benefiting the Company's Los Coyotes' facility. To service the contract, the Company assumed the offices of three x-ray facilities in nearby cities.

                  o In October 2001 and July 2002, the Company entered into two separate capitation agreements for approximately 80,000 lives and 15,000 lives, respectively, primarily benefiting the Company's Desert Advanced facilities. To service these contracts, the Company opened three adjacent x-ray facilities in Palm Springs, Indio and Bermuda Dunes, California.

                  o In August 2002, the Company entered into a new capitation contract for approximately 53,000 lives primarily benefiting the Company's new Grove facility in Rancho Cucamonga, California. To service the contract, the Company assumed a nearby facility providing x-ray services.

         o Increase revenue by renegotiating existing capitation and managed care contracts for additional services and more favorable terms. Effective November 1, 2002, the Company renegotiated one of its existing capitation contracts primarily benefiting the Company's Orange facilities increasing its reimbursement by approximately 15%, or $500,000.

         o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursement falls short of the Company's costs. In November 2002, the Company ceased doing business under one capitation contract in Orange County where renewal reimbursement would have fallen short of cost.

         o Continue to evaluate all facilities' operations and trim excess operating and general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. Due to a shortage of qualified radiologists in the marketplace, BRMG experienced difficulty in hiring and retaining physicians at the individual sites during most of fiscal 2002. This required the engagement of independent contractors and locum tenens (part-time fill-in physicians) to interpret patient films. The cost of these individuals was double the salary of a regular BRMG full-time physician with additional costs for travel and lodging required. Recently, BRMG hired a new nationally prominent medical director who oversees physician recruitment and staffing. The new director has already arranged for BRMG to hire over twelve new physicians during the last two quarters of fiscal 2002. BRMG is working to solidify its physicians at the majority of the Company's sites while increasing the volume of interpretations done by physicians at the Company's main offices utilizing the Company's computer and PACS systems.

         o Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. In the past two years, the Company has replaced or upgraded the majority of its equipment and increased throughput at most of its locations.

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

                  o During the year ended October 31, 2002, the Company renegotiated several notes payable with DVI to obtain working capital of $2,000,000 and extend payment terms.

                  o During the year ended October 31, 2002, the Company financed previously accrued maintenance charges with General Electric for approximately $1,108,000 with payment terms of 35 months at 9.5%.

                  o During the third quarter of fiscal 2002, the Company obtained $17 million in working capital from DVI to provide a secured source of financing in advance of the June 30, 2003 date for retirement of the remaining $16,291,000 of the Company's 10% Series A Convertible Subordinated Debentures. Initially, the funds were utilized to reduce outstanding revolving credit lines improving the negative effect on the Company's working capital position when the debentures became current liabilities in June 2002.

                  o Continue to settle historical notes payable, subordinated bond debentures and other debt at discounts. The Company plans to offer the debenture holders the right to extend the debenture for three
                           (3) years, in which event the conversion price would be reduced to $4. Any remaining debentures shall be redeemed on their due date of June 30, 2003. The Company intends to utilize its financing lines to effect the majority of the redemptions.

                  o Depending on price, market circumstances and strategic buyers, the Company may look to liquidate non core assets. In March 2001, the Company sold its only radiation therapy center ("VROC") for $4,000,000, resulting in a gain of approximately $3,527,000.

Notwithstanding the continued working capital deficiency, doubt about the entity's ability to continue as a going concern is alleviated by mitigating factors. Those mitigating factors include the aforementioned actions and plans by management combined with the positive cash flow from operations and the continued willingness of existing lenders to offer alternative debt financing and payment plans.

The Company's future obligations for existing notes payable, equipment under capital lease, lines of credit, subordinated bond debentures and equipment and building operating leases for the next five years and thereafter include (numbers in thousands):

                                                                                   There-
                        2003        2004        2005        2006        2007       after       Total
                        ----        ----        ----        ----        ----       -----       -----
Notes payable        $ 14,434    $ 14,588    $ 15,104    $ 22,358    $ 10,864    $  5,357    $ 82,705
Interest             $  8,348    $  6,734    $  5,141    $  2,920    $  1,504    $    584    $ 25,231
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total              $ 22,782    $ 21,322    $ 20,245    $ 25,278    $ 12,368    $  5,941    $107,936

Capital leases       $ 11,644    $ 12,199    $ 12,541    $ 11,354    $  8,573    $  8,093    $ 64,404
Interest             $  5,724    $  4,567    $  3,375    $  2,184    $  1,199    $    547    $ 17,596
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Total              $ 17,368    $ 16,766    $ 15,916    $ 13,538    $  9,772    $  8,640    $ 82,000
                     =========   =========   =========   =========   =========   =========   =========

Lines of credit      $ 10,200    $     --    $     --    $     --    $     --    $     --    $ 10,200
                     =========   =========   =========   =========   =========   =========   =========

Bond debentures      $ 16,291    $     --    $     --    $     --    $     --    $     --    $ 16,291
                     =========   =========   =========   =========   =========   =========   =========

Operating Leases:
  Building           $  6,977    $  5,974    $  5,497    $  5,157    $  4,111    $ 16,294    $ 44,010
  Equipment          $  2,300    $  2,168    $  1,906    $  1,247    $    402    $     19    $  8,042
                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Total            $  9,277    $  8,142    $  7,403    $  6,404    $  4,513    $ 16,313    $ 52,052
                     =========   =========   =========   =========   =========   =========   =========

The Company's line of credit with Coast Business Credit, due December 2003, is classified as a current liability primarily because it is collateralized by account receivable and the eligible borrowing base is also classified as a current asset. On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. While the FDIC has agreed that the Company's facility shall continue through its December 2003 term, it has reduced the amount available from $22 million to $15 million. The Company intends to seek an alternate lending source. While the Company has not been fully utilizing its Coast line, nevertheless, the reduction may impact future liquidity. The Company believes it will be able to obtain a replacement for the Coast line before December, but there can be no assurance a replacement will be available for the full $22 million or at all. Accordingly, the Company has entered into discussions with a third party for sale of four of the Company's facilities (three in northern California and one southern California hospital site location) which the Company considers non core locations. The Company anticipates the sale will result in a net cash increase of approximately $10 million. The discussions are preliminary in nature and there can be no assurance of their success.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems for the maintenance of the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. In August 2001, the agreement was amended and expires on October 31, 2005. The service fee ranges from 2.82% to 3.74% of net revenue [less provisions for bad debt] and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. For the year ended October 31, 2002, the monthly service fees were 3.64% of net revenue and will increase to 3.74% of net revenue in fiscal 2003.

On August 31, 2001, the Company entered into a sale-leaseback transaction in which it sold its Orange Imaging facility for $2,250,000 and leased it back for 10 years. Rental commenced at $18,750 per month and increases by 3% per annum each year. The Company has an option to repurchase the property at any time prior to August 31, 2006, at fair market value (but not less than $2,350,000 nor more than $2,550,000).

On March 18, 2002, the Company entered into a sale-leaseback transaction in which it sold its Northridge Imaging facility for $1,700,000 and leased it back for 10 years. Rental commenced at $13,458 per month and increases to $14,167 in 2003 to $14,167 in 2004 to $14,875 in 2005 to $15,583 in 2006 and thereafter based upon a cost of living adjustment. The Company has an option to repurchase the property from 2004 until 2007 at an exercise price commencing at $1,775,000 and increasing by $25,000 in the next year and an additional $50,000 in the third year.

The Company's working capital needs currently are provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $15,000,000. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Interest on outstanding borrowings is payable monthly at the greater of 8% or the bank's prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At October 31, 2002 approximately $8,454,000 was outstanding under this line. The lender holds a first lien position on substantially all of Radnet's assets. The president and C.E.O. of the Company has personally guaranteed $10,000,000 of the line. The line is further secured by a $5,000,000 life insurance policy on the life of the president and C.E.O..

Under the second agreement with DVI Business Credit, the Company may borrow the lesser of 110% of eligible accounts receivable or $5,000,000. Interest on the outstanding balance is payable monthly at the bank's prime rate plus 1%. At October 31, 2002, approximately $1,746,000 was outstanding on this line. This line of credit is on a month-to-month basis. This credit line is collateralized by approximately 80% of the Tower division's eligible accounts receivable. A third line with the same lender was eliminated during the year ended October 31, 2001 by restructuring two of the lender's existing notes payable with the Company distributing the combined balances over 72 months.

The banks prime rate at October 31, 2002 was 4.75%. The total funds available for borrowing under the two lines are approximately $8,746,000 at October 31, 2002. For the year ended October 31, 2001 and 2002, the weighted average interest rate on short-term borrowings was 9.0% and 7.6%, respectively.

The Company's convertible subordinated debentures mature in June 2003. The aggregate balance due at the time will be $16,698,275 (including quarterly interest). The Company intends to offer each debenture holder the right to extend the term by three years together with a reduction in the conversion rate from $10 per share to $4 per share. The Company believes it will have sufficient funds under its available financing resources to purchase the majority of the debentures, if necessary, but such action will severely affect the Company's liquidity.

 The Company operates in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expense of new diagnostic imaging centers and the acquisition of additional centers and new diagnostic imaging equipment. To the extent the Company is unable to generate sufficient cash from operations, or the Company is unable to structure or obtain operating leases, it may be unable to meet its capital expenditure requirements. Furthermore, the Company may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to it, if at all.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of judgments and estimates. The Company's critical accounting policies are described below to provide a better understanding of how the Company develops judgments about future events and related estimations and how they can impact the financial statements. A critical accounting policy is one that requires the Company's most difficult, subjective or complex estimates and assessments and is fundamental to the Company's results of operations. The Company has identified its most critical accounting policies to be:

         - estimation of contractual allowances and bad debts of accounts receivable; and
         -        evaluation of intangible and long-lived asset for impairment.

CONTRACTUAL ALLOWANCES AND BAD DEBT

Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered by the contracted radiology practice and diagnostic imaging center based on established charges and reduced by estimated contractual allowances. Service fee revenue is recorded net of estimated contractual allowances and amounts retained by the contracted radiology practices under the terms of the service agreements. The Company estimates contractual allowances based on the patient mix at each diagnostic imaging center, impact of managed care contract pricing, and historical collection information. The Company operates 58 facilities, each of which has multiple managed care contracts and a differing patient mix. The Company reviews monthly the estimated contractual allowance rates for each diagnostic imaging center. The contractual allowance rate is adjusted as changes to the factors discussed above become known. The Company records bad debt expenses based on historical collection rates and its evaluation of each diagnostic imaging center.

IMPAIRMENT OF INTANGIBLE AND LONG-LIVED ASSETS

Subsequent to an acquisition, the Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of the intangible assets and property and equipment may not be recoverable or that the remaining useful lives may warrant revision. The Company evaluates the potential impairment of intangibles separately from property and equipment. When factors indicate that intangible assets or property and equipment should be evaluated for possible impairment, the Company determines whether the intangible assets or property and equipment are recoverable or if impairment exists, in which case an adjustment is made to the carrying value of the related asset. In making this determination, the Company uses an estimate of the related diagnostic imaging services' undiscounted cash flows over the remaining lives of the intangible assets of the property and equipment and compare it to the diagnostic imaging centers' intangible assets or property and equipment balances. When an adjustment is required, the Company evaluates the remaining amortization periods. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded no impairment charges during 2000, 2001 or 2002.

NEW AUTHORITATIVE PRONOUNCEMENTS
--------------------------------

During 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147 ("Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9"), No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities") and No. 145, ("Rescission of FAS Nos. 4, 44, and 64,

Amendment of FAS 13, and Technical Corrections as of April 2002"). SFAS No. 147 is effective for acquisitions on or after October 1, 2002. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 145 is effective for financial statements issued after May 15, 2002. Management does not believe the adoption of SFAS 145, SFAS 146, and SFAS 147 will have material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148 ("Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123"), which amends SFAS No. 123. SFAS No. 148, for which certain provisions are effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation and amends certain disclosure provisions of SFAS No. 123. Management does not believe the adoption of SFAS No. 148 will have a material impact on the financial statements.

INFLATION
---------

To date, inflation has not had a material effect on the Company's operations.

SPECIFIC FACTORS THAT MIGHT CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS,
-----------------------------------------------------------------------------
INCLUDE, BUT ARE NOT LIMITED TO:
--------------------------------

         - economic, competitive demographic, business and other conditions in the Company's markets;

         -        a decline in patient referrals;

         - change in the rates or methods of third-party reimbursement for diagnostic imaging services;

         -        the termination of contracts with third party payers;

         - the availability of additional capital to fund capital expenditure requirements;

         - burdensome lawsuits against contracted radiology practices and the Company;

         - reduced operating margins due to managed care contracts and capitated fee arrangements;

         - any failure on the Company's part to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;

         - the Company's substantial indebtedness, debt service requirements and liquidity constraints and the Company's inability to obtain a replacement lender for its Coast Business Credit line or the failure of the Company to sell some of its assets to reduce its credit line dependence;

         - risks related to convertible subordinated debentures and healthcare securities generally;

         -        unforeseen technological changes; and

         -        other factors discussed elsewhere in this report.

All future written and verbal forward-looking statements attributable to the Company or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- --------------------------------------------------------

         The Company sells its services exclusively in the United States and receives payment for its services exclusively in United States dollars. As a result, the financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

         The majority of the Company's interest expense is not sensitive to changes in the general level of interest in the United States because the majority of the Company's indebtedness has interest rates which were fixed when the Company entered into the note payable or capital lease obligation. None of the Company's long-term liabilities have variable interest rates. Only the Company's lines of credit, classified as current liabilities on the Company's financial statements, is interest expense sensitive to changes in the general level of interest because it is based upon the current prime rate plus a factor.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The Financial Statements are attached hereto and begin on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------  ---------------------------------------------

         Inapplicable.

                          PRIMEDEX HEALTH SYSTEMS, INC.

                          INDEPENDENT AUDITORS' REPORT

                                       AND

                               FINANCIAL STATEMENT

                            OCTOBER 31, 2002 AND 2001

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of Primedex Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and affiliates as of October 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended October 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primedex Health Systems, Inc. and affiliates as of October 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




/S/ MOSS ADAMS LLP

Los Angeles, California
January 22, 2003

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31,                                                 2001               2002
----------------------------------------------------------------------------------------
                                         ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $      40,000      $      36,000
  Accounts receivable, net                                28,764,000         29,453,000
  Unbilled receivables and other receivables                 133,000          1,451,000
  Due from related party                                      94,000                 --
  Deferred income taxes                                    5,235,000          2,100,000
  Other                                                    1,328,000          1,518,000
                                                       --------------     --------------
             Total current assets                         35,594,000         34,558,000
                                                       --------------     --------------

PROPERTY AND EQUIPMENT,  net                              65,368,000         87,875,000

OTHER ASSETS
  Accounts receivable, net                                 2,499,000          2,366,000
  Due from related parties                                    60,000                 --
  Goodwill                                                24,064,000         23,064,000
  Deferred income taxes                                           --          3,135,000
  Other                                                      844,000            641,000
                                                       --------------     --------------
             Total other assets                           27,467,000         29,206,000
                                                       --------------     --------------

                                                       $ 128,429,000      $ 151,639,000
                                                       --------------     --------------

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Cash disbursement in transit                         $   3,804,000      $   4,613,000
  Accounts payable and accrued expenses                   19,361,000         20,871,000
  Income taxes payable                                       125,000                 --
  Subordinated debentures payable                                 --         16,291,000
  Notes payable to related party                             119,000          1,173,000
  Current portion of notes and leases payable             39,172,000         36,278,000
                                                       --------------     --------------
             Total current liabilities                    62,581,000         79,226,000

LONG-TERM LIABILITIES
  Subordinated debentures payable                         16,303,000                 --
  Notes payable to related party                           1,330,000            105,000
  Notes and leases payable, net of current portion        90,569,000        121,031,000
  Accrued expenses                                         1,986,000            694,000
                                                       --------------     --------------
             Total long-term liabilities                 110,188,000        121,830,000

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY               1,142,000          1,504,000

REDEEMABLE STOCK                                             160,000                 --

STOCKHOLDERS' DEFICIT                                    (45,642,000)       (50,921,000)
                                                       --------------     --------------
                                                       $ 128,429,000      $ 151,639,000
                                                       --------------     --------------

----------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS            F-2

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31,                                                2000               2001               2002
----------------------------------------------------------------------------------------------------------------------
REVENUE
    Revenue                                                       $ 229,598,000      $ 284,981,000      $ 378,942,000
    Less: Allowances                                                141,633,000        173,144,000        239,661,000
                                                                  --------------     --------------     --------------

         Net revenue                                                 87,965,000        111,837,000        139,281,000

OPERATING EXPENSES
    Operating expenses                                               62,207,000         78,008,000        105,473,000
    Depreciation and amortization                                     8,580,000         10,705,000         15,309,000
    Provision for bad debts                                           2,581,000          4,022,000          7,183,000

         Total operating expenses                                    73,368,000         92,735,000        127,965,000

         Income from operations                                      14,597,000         19,102,000         11,316,000
                                                                  --------------     --------------     --------------

OTHER EXPENSE
    Interest expense, net                                           (13,140,000)       (13,620,000)       (16,693,000)
    Gain (loss) on sale of subsidiaries, divisions and assets          (335,000)         3,520,000           (299,000)
    Other                                                               239,000            178,000            511,000

         Total other expense                                        (13,236,000)        (9,922,000)       (16,481,000)
                                                                  --------------     --------------     --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES,
  MINORITY INTEREST AND EXTRAORDINARY ITEM                            1,361,000          9,180,000         (5,165,000)

INCOME TAX BENEFIT                                                           --          5,110,000                 --
                                                                  --------------     --------------     --------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
  EXTRAORDINARY ITEM                                                  1,361,000         14,290,000         (5,165,000)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                          (259,000)          (343,000)          (387,000)
                                                                  --------------     --------------     --------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               1,102,000         13,947,000         (5,552,000)

EXTRAORDINARY ITEM - GAIN FROM EXTINGUISHMENT
  OF DEBT (NET OF INCOME TAXES OF $0)                                 1,512,000            554,000              1,000
                                                                  --------------     --------------     --------------


NET INCOME (LOSS)                                                 $   2,614,000      $  14,501,000      $  (5,551,000)
                                                                  ==============     ==============     ==============

BASIC EARNINGS PER SHARE
    Income (loss) before extraordinary gain                       $        0.03      $        0.35      $       (0.14)
    Extraordinary gain                                                     0.04               0.01               0.00

BASIC NET INCOME (LOSS) PER SHARE                                 $        0.07      $        0.36      $       (0.14)
                                                                  --------------     --------------     --------------

DILUTED EARNINGS PER SHARE
    Income (loss) before extraordinary gain                       $        0.03      $        0.32      $       (0.14)
    Extraordinary gain                                                     0.04               0.01               0.00
                                                                  --------------     --------------     --------------

DILUTED NET INCOME (LOSS) PER SHARE                               $        0.07      $        0.33      $       (0.14)
                                                                  ==============     ==============     ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                            38,992,323         39,960,972         40,875,695
                                                                  ==============     ==============     ==============
    Diluted                                                          39,843,422         44,170,547         40,875,695
                                                                  ==============     ==============     ==============

----------------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS                                          F-3

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002
------------------------------------------------------------------------------------------------------------------------

                                         Common Stock, $.01 par value,
                                         100,000,000 shares authorized                       Treasury Stock, at cost
                                         ------------------------------     Paid-in      -------------------------------
                                             Shares           Amount        Capital          Shares           Amount
                                         --------------  --------------  --------------  --------------   --------------
BALANCE - OCTOBER 31, 1999                  40,757,760   $     408,000   $  99,337,000      (1,825,000)   $    (695,000)

    Issuance of common stock                   200,000           2,000          28,000              --               --

    Discounted note, used to retire
         subordinated debentures                    --              --              --              --               --

    Net income                                      --              --              --              --               --
                                         --------------  --------------  --------------  --------------   --------------
BALANCE - OCTOBER 31, 2000                  40,957,760         410,000      99,365,000      (1,825,000)        (695,000)

    Issuance of common stock                 1,474,250          15,000         743,000              --               --

    Payment of subscription receivable              --              --              --              --               --

    Net income                                      --              --              --              --               --
                                         --------------  --------------  --------------  --------------   --------------

BALANCE - OCTOBER 31, 2001                  42,432,010         425,000     100,108,000      (1,825,000)        (695,000)

    Issuance of common stock                   398,724           4,000          60,000              --               --

    Payment of subscription receivable              --              --              --              --               --

    Retirement of redeemable stock             160,000         160,000

    Net loss                                        --              --              --              --               --

BALANCE - OCTOBER 31, 2002                  42,830,734   $     429,000   $ 100,328,000      (1,825,000)   $    (695,000)
                                         ==============  ==============  ==============  ==============   ==============

(CONTINUED BELOW)

                                                                               Stock            Total
                                          Accumulated       Due from        Subscription    Stockholders'
                                            Deficit       Related Party      Receivable        Deficit
                                         --------------   --------------   --------------   --------------
BALANCE - OCTOBER 31, 1999               $(162,547,000)   $    (830,000)   $     (30,000)   $ (64,357,000)

    Issuance of common stock                        --               --          (30,000)              --

    Discounted note, used to retire
         subordinated debentures                    --          830,000               --          830,000

    Net income                               2,614,000               --               --        2,614,000
                                         --------------   --------------   --------------   --------------
BALANCE - OCTOBER 31, 2000                (159,933,000)              --          (60,000)     (60,913,000)

    Issuance of common stock                        --               --               --          758,000

    Payment of subscription receivable              --               --           12,000           12,000

    Net income                              14,501,000               --               --       14,501,000
                                         --------------   --------------   --------------   --------------

BALANCE - OCTOBER 31, 2001                (145,432,000)              --          (48,000)     (45,642,000)

    Issuance of common stock                        --               --           18,000           82,000

    Payment of subscription receivable              --               --           30,000           30,000

    Retirement of redeemable stock

    Net loss                                (5,551,000)              --               --       (5,551,000)

BALANCE - OCTOBER 31, 2002               $(150,983,000)   $          --    $          --    $ (50,921,000)
                                         ==============   ==============   ==============   ==============

------------------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS                                            F-4

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31,                                                    2000            2001            2002
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                               $  2,614,000    $ 14,501,000    $ (5,551,000)
      Adjustments to reconcile net income (loss) to net cash
          from operating activities:
          Depreciation and amortization                                  8,580,000      10,705,000      15,309,000
          Provision for bad debts and allowance adjustments                (25,000)      3,297,000       1,811,000
          Gain (loss) on write-downs, amortization
            and disposals of other assets and accrued liabilities          417,000        (116,000)          1,000
          Loss (gain) on sale of assets, subsidiaries and divisions             --      (3,527,000)        299,000
          Imputed interest expense                                       1,169,000       1,154,000       1,427,000
          Minority interest in earnings of subsidiaries                    259,000         343,000         387,000
          Extraordinary gain                                            (1,512,000)       (554,000)         (1,000)
          Changes in assets and liabilities:
               Accounts receivable                                      (1,798,000)    (12,157,000)     (2,367,000)
               Unbilled receivables                                     (1,271,000)      1,556,000      (1,318,000)
               Other assets                                               (458,000)       (495,000)        (86,000)
               Deferred income taxes                                            --      (5,235,000)             --
               Accounts payable and accrued expenses                       131,000       3,989,000       3,910,000
               Income taxes payable                                             --         125,000        (125,000)
                                                                      -------------   -------------   -------------
               Net cash provided by operating activities                 8,106,000      13,586,000      13,696,000

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of imaging centers - net of cash acquired                     --         (61,000)             --
      Purchase of property and equipment                                (4,559,000)     (7,469,000)     (7,815,000)
      Proceeds from sale of divisions, centers, and equipment            1,540,000       5,050,000       1,700,000
      Loan fees                                                            (70,000)        (20,000)        (22,000)
      Investment in center                                                      --        (100,000)             --
      Payments to related parties                                         (205,000)       (233,000)        (39,000)
                                                                      -------------   -------------   -------------
               Net cash used by investing activities                    (3,294,000)     (2,833,000)     (6,176,000)
                                                                      -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Cash overdraft                                                      (321,000)      1,771,000         809,000
      Principal payments on notes and leases payable                   (11,652,000)    (16,764,000)    (20,675,000)
      Proceeds from short and long-term borrowings                       7,516,000       3,883,000      12,295,000
      Purchase of subordinated debentures                                 (122,000)        (36,000)        (10,000)
      Proceeds from issuance of common stock                                    --          97,000          82,000
      Joint venture proceeds                                                    --         400,000         250,000
      Joint venture distributions                                         (200,000)       (100,000)       (275,000)
                                                                      -------------   -------------   -------------
               Net cash used by financing activities                    (4,779,000)    (10,749,000)     (7,524,000)
                                                                      -------------   -------------   -------------

NET INCREASE/(DECREASE) IN CASH                                             33,000           4,000          (4,000)

CASH, beginning of year                                                      3,000          36,000          40,000

CASH, end of year                                                     $     36,000    $     40,000    $     36,000
                                                                      -------------   -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the year for
               Interest                                               $ 12,981,000    $ 12,646,000    $ 14,953,000
                                                                      =============   =============   =============
               Income taxes                                           $         --    $         --    $         --
                                                                      -------------   -------------   -------------

-------------------------------------------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS                                       F-5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002
--------------------------------------------------------------------------------

        SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $5,135,000, $21,753,000 and $30,846,000 for the years ended October 31, 2000, 2001 and 2002, respectively.

        Effective May 1, 2002, the Company acquired the assets and business of Grove Diagnostic Imaging ["Grove"] in Rancho Cucamonga, California for approximately $1,454,000 in assumed liabilities. The Company recorded net property and equipment of approximately $1,441,000 and other current assets of approximately $13,000 as part of the transaction.

        Effective March 1, 2001, the Company's DIS subsidiary sold it Valley Regional Oncology Center ["VROC"] and recognized a gain on the sale of $3,527,000. As part of the sale, the Company wrote off $404,000 in net property and equipment and $75,000 in net other current assets.

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

        Effective July 2, 2002, the Company renegotiated twelve of its outstanding notes payable with DVI, obtained working capital and incurred $2.8 million in refinancing charges which will be amortized over the six year life of the notes.

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

        In April 2002, an officer of the Company exercised his option to purchase 300,000 shares of common stock at $.15 per share. As part of the transaction, the officer surrendered to the Company 30,201 mature shares of common stock with a fair market value of $45,000 ($1.49 per share public closing price on the transaction date). In addition, the officer surrendered to the Company an additional 13,424 shares of common stock with a fair market value of $20,000 in payment of his note payable with accumulated interest (classified as Stock Subscription Receivable on the Company's financial statements). By combining the transaction, the Company issued a net 256,375 shares of common stock to the officer for his option exercise.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2000, 2001 AND 2002
--------------------------------------------------------------------------------

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

The accompanying notes are an integral part of these financial statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts of Primedex Health Systems, Inc.; Radnet Management, Inc. ["Radnet"]; Diagnostic Imaging Services, Inc. ["DIS"] and Radnet Managed Imaging Services, Inc.["RMIS"] (collectively referred to as "the Company"). Radnet Management, Inc. is combined with Beverly Radiology Medical Group III ["BRMG"] and consolidated with Radnet Sub, Inc., Westchester Imaging Group (a joint venture), Radnet Management I, Inc., Radnet Management II, Inc. ["Modesto"], Burbank Advanced LLC, Rancho Bernardo Advanced LLC and SoCal MR Site Management, Inc.. Diagnostic Imaging Services is also combined with BRMG.

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

         CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization and valuation impairment allowances. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized over their estimated useful life, which range from 3 to 20 years.

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

         Accounts receivable as of October 31, 2002, are shown net of contractual allowances and allowances for doubtful accounts of approximately $59,150,000, of which $54,751,000 has been deducted from current receivables and $4,399,000 has been deducted from noncurrent receivables. Accounts receivable as of October 31, 2001, are shown net of contractual allowances and allowances for doubtful accounts of approximately $54,211,000, of which $49,878,000 has been deducted from current receivables and $4,333,000 has been deducted from noncurrent receivables.

         GOODWILL - Goodwill is recognized in certain business combinations and represents the excess of the purchase price over the fair value of net assets acquired. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but subject to annual impairment tests in accordance with the statements. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS 142 applies to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. The Company has adopted this Standard as of November 1, 2001. In implementing SFAS 142, the Company has performed the transitional reassessment and impairment tests required as of November 1, 2001, and determined that there was no impairment on goodwill. The Company ceased amortizing these assets on November 1, 2001.

         REVENUE RECOGNITION -
         UNBILLED RECEIVABLES - Unbilled receivables represents the amount of service revenue earned during the period for which billings did not occur until the subsequent period. During the year ended October 31, 2002, the Company continued to convert many of its sites to one billing and collection system with one uniform gross fee schedule and phase-out its involvement with external collection companies and multiple internal systems with different gross fee schedules. As a result, when sites are converted to the new system, delays due to learning new procedures have increased the Company's unbilled receivables at month end. Billings are generally completed in the month following. During the last two quarters of fiscal 2002, the Company converted its Orange, Tustin, Los Coyotes and Redondo facilities to the new system, and as a result, delays in billing occurred.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION (CONTINUED)

         NET PATIENT SERVICE REVENUE - Net patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services in the period in which services are provided. Provision for bad debt is reported separately on the Company's financial statements. Service revenue is comprised of premium revenue and prepaid plan revenue ["capitation"]. Net premium revenue, less provisions for bad debt, for the year ended October 31, 2001 and 2002 was approximately $88,685,000 and $105,898,000, respectively.
Gross premium revenue for the year ended October 31, 2001 and 2002 was approximately $217,736,000 and $279,676,000, respectively.

         Revenue under third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement.

         PREPAID PLAN REVENUE - The Company contracts with health maintenance organizations and other third parties to provide health care services to plan enrollees. Under the various contracts, the Company receives a per enrollee amount (capitated payment) each month covering all contracted services needed by the plan enrollees. Capitation payments are recognized as service revenue during the period in which the Company is obligated to provide services to the plan enrollees. Net prepaid plan revenue for the year ended October 31, 2001 and 2002 was approximately $19,130,000 and $26,200,000, respectively. Gross prepaid plan revenue for the year ended October 31, 2001 and 2002 was approximately $67,245,000 and $99,266,000, respectively.

         INCOME TAXES - Income tax expense is computed using an asset and liability method, using expected annual effective tax rates. Under this method, deferred income taxes are recorded resulting from differences in the financial reporting basis and the income tax reporting basis of assets and liabilities. Income taxes are further explained in Note 9.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CONCENTRATION OF CREDIT RISK (CONTINUED)

         With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes a provision for bad debt. Contractual adjustments represent the normal and customary reimbursement adjustments based on the site's current gross fee schedule. Gross and net charges by payor for the year ended October 31, 2001 and 2002 were:

                                             Gross Charges                  Net Charges
                                             -------------                  -----------
                                         2001          2002           2001           2002
                                         ----          ----           ----           ----
         Capitation contracts            23.6%         26.2%          17.8%          19.8%
         HMO/PPO/Managed care            21.2%         19.8%          21.7%          20.5%
         Special group contract          17.8%         17.0%          13.8%          12.4%
         Medicare                        11.0%         11.3%          12.2%          12.9%
         Blue Cross/Shield/Champus        9.3%          9.5%          10.9%          11.8%
         Commercial insurance             7.2%          6.9%          10.6%          10.5%
         Workers Compensation             4.0%          4.0%           6.6%           6.2%
         Medi-Cal                         2.7%          2.9%           1.9%           2.4%
         Other                            3.2%          2.4%           4.5%           3.5%

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

         IMPAIRMENT ON LONG-LIVED ASSETS - Certain long-lived assets of the Company are reviewed at least annually as to whether their carrying values have become impaired in accordance with Statement of Financial Accounting Standards
(SFAS) 144, "Accounting for Impairment or Disposal of Long-Lived Assets." Management considers assets to be impaired if the carrying value exceeds the undiscounted projected cash flows from operations. If impairment exists, the assets are written down to fair value or the projected cash flows from related operations. As of October 31, 2002, the Company expects the remaining carrying value of assets to be fully recoverable.

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

         EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury as follows:

                                                Year Ended October 31,
                                     -------------------------------------------
                                          2000           2001           2002
                                     -------------  -------------  -------------
Net income (loss) for earnings
per share computation                $  2,614,000   $ 14,501,000   $ (5,551,000)

BASIC
Weighted average number of
common shares outstanding
during the year                        38,992,323     39,960,972     40,875,695
                                     -------------  -------------  -------------

Basic earnings per share             $       0.07   $       0.36   $      (0.14)
                                     =============  =============  =============
DILUTED
Weighted average number of common
shares outstanding used in
calculating basic earnings per share   38,992,323     39,960,972     40,875,695

Add additional shares issuable
upon exercise of stock options,
warrants and convertible securities       851,099      4,209,575             --

Weighted average number of
common shares used in calculating
diluted earnings per share             39,843,422     44,170,547     40,875,695
                                     =============  =============  =============

Diluted earnings per share           $       0.07   $       0.33   $      (0.14)

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS PER SHARE  (CONTINUED)

         For the year ended October 31, 2000, the Company has included 2,571,963 of options and warrants in the calculation of dilutive earnings per share. Common stock equivalents, which are exercisable into 4,156,790 shares of common stock at October 31, 2000, have been excluded because their effect would be antidilutive. For the year ended October 31, 2001, the Company has included 7,724,350 options and warrants in the calculation of diluted earnings per share. The Company has excluded 3,483,822 options and warrants in the calculation of diluted earnings per share because their effect would be antidilutive as of October 31, 2001. For the year ended October 31, 2002, the Company has excluded all options and warrants in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND PROPOSED ACCOUNTING CHANGES - During 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147 ("Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9"), No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities") and No. 145, ("Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002"). SFAS No. 147 is effective for acquisitions on or after October 1, 2002. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 145 is effective for financial statements issued after May 15, 2002. Management does not believe the adoption of SFAS 145, SFAS 146, and SFAS 147 will have material impact on the financial statements.

          In December 2002, the FASB issued SFAS No. 148 ("Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123"), which amends SFAS No. 123. SFAS No. 148, for which certain provisions are effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation and amends certain disclosure provisions of SFAS No. 123. Management does not believe the adoption of SFAS No. 148 will have a material impact on the financial statements.

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES

Future openings of imaging center:
----------------------------------
         In December 2002, the Company opened a joint venture center in Rancho Bernardo, California. Prior to its opening, in late November 2001, the Company entered into a new building lease arrangement for 9,557 square feet in Rancho Bernardo in anticipation of opening the new multi-modality imaging center. The center, Rancho Bernardo Advanced Imaging Center ["RB"], is 75%-owned by the Company and 25%-owned by two physicians who invested $250,000.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES  (Continued)

Sale of imaging center:
-----------------------
         Effective March 1, 2001, the Company's DIS subsidiary sold its Valley Regional Oncology Center ["VROC"] to Summit Health Enterprises, LLC, an unaffiliated third party, for $4,000,000 cash and recognized a gain on the sale of approximately $3,527,000. In addition, the Company invested an additional $100,000 in the center for which it received an 8.89% interest which was subsequently sold for $105,000 in October 2002. For the four months ended February 28, 2001, the center generated net revenue of approximately $570,000 and net income of approximately $190,000.

Acquisitions and openings of imaging centers:
---------------------------------------------
         In the second quarter of fiscal 2002, the Company entered into two new building leases for approximately 10,000 square feet of space in the building across the street from Orange Imaging Center to open Orange Advanced and Orange Women's Imaging Centers. Orange Advanced will offer MRI, PET, nuclear medicine and x-ray services and Orange Women's will offer ultrasound and mammography services. The centers opened in late September 2002.

         Effective May 1, 2002, the Company acquired certain assets and related liabilities of Grove Diagnostic Imaging Center ["Grove"] in Rancho Cucamonga, California for approximately $1,454,000. The transaction was financed by DVI. The center provides MRI, CT, ultrasound, mammography and x-ray services.

         Effective January 1, 2002, the Company entered into a new capitation arrangement with Primecare Medical Group for approximately 62,000 lives primarily benefiting the Company's Temecula ["TVIC"] facility. The Company entered into two new building leases in Sun City and Lake Elsinore, California which provide x-ray services to support the new contract. Subsequent to year-end, the Company will close Lake Elsinore and move the location to nearby Wildomar, California.

         In January 2002, the Company opened Tarzana Advanced Imaging Center which provides MRI, CT and PET services.

         In late November 2001, the Company opened Burbank Advanced Imaging Center, LLC ["Burbank"], which provides MRI, CT, ultrasound and x-ray services. Burbank is a joint venture with two physicians and is 75%-owned by the Company.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES  (Continued)

         Effective May 9, 2001, the Company acquired certain assets and related liabilities of Modesto Imaging Center, Inc. ["Modesto"]. The results of operations have been included in the consolidated financial statements as of that date. Modesto provides MRI, CT, ultrasound, mammography and x-ray services. The aggregate purchase price was $7,918,000, consisting of cash and notes payable of $6,357,000, and assumption of debt totaling $561,000.

         The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Modesto.

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
                                                      ============

         The $6,050,000 of goodwill has been assigned to the acquired imaging center based on the relative asset values and expected contributions to the Company. The total goodwill is expected to be deductible for tax purposes. During the year ended October 31, 2002, the Company wrote-off $1,000,000 of the goodwill due to the elimination of a contingent liability which was not required to be paid.

         The following represents the unaudited pro forma results of operations as if the acquisition had been acquired as of the beginning of the respective reporting periods presented:

                                                   Years ending October 31,
                                                ------------------------------
                                                    2000             2001
                                                -------------   --------------
         Net revenue                            $ 99,255,000    $ 118,518,000
         Net income before extraordinary item      2,899,000       14,516,000
         Net income                                4,411,000       15,070,000
         EPS                                            0.11             0.34

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation and amortization as of October 31, 2001 and 2002 are:

                                                            2001               2002
                                                       --------------     --------------
         Land                                          $   1,764,000      $          --
         Buildings                                         2,476,000            600,000
         Medical equipment                                20,965,000         24,523,000
         Office equipment, furniture and fixtures          6,879,000          6,443,000
         Leasehold improvements                           18,173,000         23,449,000
         Equipment under capital lease                    50,167,000         78,664,000

                                                         100,424,000        133,679,000
         Accumulated depreciation and amortization       (35,056,000)       (45,804,000)
                                                       --------------     --------------

                                                       $  65,368,000      $  87,875,000
                                                       --------------     --------------

         Depreciation and amortization expense on property and equipment for the year ended October 31, 2000, 2001 and 2002 was approximately $7,315,000, $9,052,000 and $15,052,000, respectively. Accumulated amortization under capital leases for the years ended October 31, 2001 and 2002 was approximately $15,197,000 and $22,822,000, respectively. Amortization expense under capital leases for the years ended October 31, 2000, 2001 and 2002 was approximately, $3,530,000, $4,216,000, and $8,913,000, respectively. During the year ended
October 31, 2002, the Company sold the land and building at its Northridge facility for $1,700,000 and entered into a ten-year lease for the same location with monthly rentals ranging from $13,458 to $18,607 during the lease term. The sale resulted in a loss of approximately $147,000.

NOTE 5 - GOODWILL

         Intangible assets consist of goodwill recorded at cost of $30,330,000 and $29,330,000, less accumulated amortization of $6,266,000 for each of the years ended October 31, 2001 and 2002, respectively. Amortization expense of approximately $903,000, $1,354,000 and $-0- was recognized for the years ended October 31, 2000, 2001 and 2002, respectively.

         Application of the non-amortization provisions of the Statement resulted in an increase in income of approximately $1,505,000 ($.04 per share) for the year ended October 31, 2002. During the year ended October 31, 2002, the Company wrote-off $1,000,000 of the goodwill associated with the acquisition of Modesto Imaging Center due to the elimination of a contingent liability, which was not required to be paid.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - GOODWILL (CONTINUED)

The following is the reconciliation of reported income (loss) before extraordinary items to the adjusted income (loss) before extraordinary items exclusive of amortization expense relating to goodwill.

                                                                     Years ending October 31,
                                   ------------------------------------------------------------------------------------------------
                                                     2000                                     2001                         2002
                                   ---------------------------------------   ---------------------------------------   ------------
                                                        Per Share Amount                          Per Share Amount
                                                     ---------------------                     ---------------------
                                      Amount           Basic      Diluted       Amount           Basic      Diluted       Amount
                                   ------------      ---------   ---------   ------------      ---------   ---------   ------------
Reported income (loss) before
  extraordinary item               $ 1,102,000       $   0.03    $   0.03    $13,947,000       $   0.35    $   0.32    $(5,552,000)
Add back: Goodwill amortization        930,000           0.02        0.02      1,653,000           0.04        0.04             --
                                   ------------      ---------   ---------   ------------      ---------   ---------   ------------
Adjusted income (loss) before
  extraordinary item               $ 2,032,000       $   0.05    $   0.05    $15,600,000       $   0.39    $   0.36    $(5,552,000)
                                   ------------      ---------   ---------   ------------      ---------   ---------   ------------

The following is the reconciliation of reported net income (loss) to the adjusted income (loss) exclusive of amortization expense relating to goodwill.

                                                                     Years ending October 31,
                                   ------------------------------------------------------------------------------------------------
                                                     2000                                     2001                         2002
                                   ---------------------------------------   ---------------------------------------   ------------
                                                        Per Share Amount                          Per Share Amount
                                                     ---------------------                     ---------------------
                                      Amount           Basic      Diluted       Amount           Basic      Diluted       Amount
                                   ------------      ---------   ---------   ------------      ---------   ---------   ------------
Reported net income (loss)         $ 2,614,000       $   0.07    $   0.07    $14,501,000       $   0.36    $   0.33    $(5,551,000)
Add back: Goodwill amortization        930,000           0.02        0.02      1,653,000           0.04        0.04             --
                                   ------------      ---------   ---------   ------------      ---------   ---------   ------------
Adjusted net income (loss)         $ 3,544,000       $   0.09    $   0.09    $16,154,000       $   0.40    $   0.37    $(5,551,000)
                                   ============      =========   =========   ============      =========   =========   ============

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                   2001               2002
                                               -------------     -------------

         Accounts payable                      $  7,423,000      $  8,213,000
         Accrued expenses                        10,116,000         8,956,000
         Accrued professional fees                2,163,000         2,565,000
         Accrued loss on legal judgments            412,000           347,000
         Other                                    1,233,000         1,484,000
                                               -------------     -------------

                                                 21,347,000        21,565,000
         Less long-term portion of accrued
           expenses, professional fees,
           accrued losses and other              (1,986,000)         (694,000)
                                               -------------     -------------
                                               $ 19,361,000      $ 20,871,000
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

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

          Notes payable, long-term debt and capital lease obligations at October 31, 2002 and 2001 consists of the following:

                                                                  2001               2002
                                                             --------------     --------------
         Revolving lines of credit                           $  20,752,000      $  10,199,000

         Notes payable at interest rates ranging  from
         6.6% to 11.5%, due through 2008, collateralized
         by medical equipment                                   66,024,000         80,986,000

         Note payable bearing interest at 9.5%, due in
         2005, collateralized by real estate                     1,701,000          1,662,000

         Obligations from a Company acquisition bearing
         interest at 8%, due through 2003                          278,000             58,000

         Obligations under capital leases at interest
         rates ranging from 8.0% to 13.6%, due through
         2009, collateralized by medical and office
         equipment                                              40,986,000         64,404,000
                                                             --------------     --------------

                                                               129,741,000        157,309,000
         Less: current portion                                 (39,172,000)       (36,278,000)
                                                             --------------     --------------

                                                             $  90,569,000      $ 121,031,000
                                                             --------------     --------------


          The Company's working capital needs currently are provided under two lines of credit. Under one agreement with Coast Business Credit, due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $15,000,000. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Interest on outstanding borrowings is payable monthly at the greater of 8% or the bank's prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At October 31, 2002 approximately $8,454,000 was outstanding under this line. The lender holds a first lien position on substantially all of Radnet's assets. The president and C.E.O. of the Company personally guaranteed $10,000,000 of the line. The line is further secured by a $5,000,000 life insurance policy of the president and C.E.O [See Note 16].

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

         Under the second agreement with DVI Business Credit, the Company may borrow the lesser of 110% of eligible accounts receivable or $5,000,000. Interest on the outstanding balance is payable monthly at the bank's prime rate plus 1%. At October 31, 2002, approximately $1,746,000 was outstanding on this line. This line of credit is on a month-to-month basis. This credit line is collateralized by approximately 80% of the Tower division's eligible accounts receivable. A third line with the same lender was eliminated during the year ended October 31, 2001 by restructuring two of the lender's existing notes payable with the Company distributing the combined balances over 72 months.

          The banks prime rate at October 31, 2002 was 4.75%. The total funds available for borrowing under the two lines are approximately $8,746,000 at October 31, 2002. For the year ended October 31, 2001 and 2002, the weighted average interest rate on short-term borrowings was 9.0% and 7.6%, respectively.

          Annual principal maturities of long-term obligations exclusive of capital leases, for future years ending October 31, are:

         2003                                               $24,634,000
         2004                                                14,588,000
         2005                                                15,104,000
         2006                                                22,358,000
         2007                                                10,864,000
         Thereafter                                           5,357,000
                                                            ------------
                                                            $92,905,000
                                                            ============

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

         The Company leases equipment under capital lease arrangements. Future minimum lease payments under capital leases as of October 31, 2002 are:

         2003                                             $ 17,368,000
         2004                                               16,766,000
         2005                                               15,917,000
         2006                                               13,538,000
         2007                                                9,772,000
         Thereafter                                          8,639,000
                                                          -------------
         Total minimum payments                             82,000,000
         Amount representing interest                      (17,596,000)
                                                          -------------

         Present value of net minimum lease payments        64,404,000

         Current portion                                   (11,644,000)
                                                          -------------

         Long-term portion                                $ 52,760,000
                                                          =============

         At October 31, 2002, the Company is in default on approximately $317,000 under various note agreements, pertaining to the acquisition of imaging centers, for non-payment of principal and interest. These notes have been classified as current payables.

         During the years ended October 31, 2000, 2001 and 2002, the Company paid off and renegotiated various obligations at discounts resulting in extraordinary gains of $20,000, $117,000 and $-0-, respectively.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8 - SUBORDINATED DEBENTURES (CONTINUED)

         Amortization expense of the offering costs for the years ended October 31, 2000, 2001 and 2002 was $230,000, $202,000 and $188,000, respectively.
Interest expense for the years ended October 31, 2000, 2001 and 2002 was approximately $1,984,000, $1,720,000 and $1,630,000, respectively. There were no conversions during the years ended October 31, 2001 and 2002.

         During the years ended October 31, 2000, 2001 and 2002, the Company repurchased debentures with face amounts of $234,000, $68,000 and $12,000, for $122,000, $37,000 and $11,000, respectively, resulting in gains on early extinguishments of $112,000, $31,000 and $1,000, respectively. During the year ended October 31, 2000, the Company exchanged a $893,000 note receivable from a related party for $2,273,000 in subordinated debentures. The Company recorded a $1,380,000 extraordinary gain as a result of this transaction. During the year ended October 31, 2001, the Company exchanged a $634,000 note receivable from a related party and recorded a $119,000 related party payable for $1,159,000 in subordinated debentures. The Company recorded a $406,000 extraordinary gain as a result of this transaction. In connection with these transactions, $76,000, $23,000 and $-0- of net offering costs were written-off during the years ended October 31, 2000, 2001 and 2002, respectively.

         The Company plans to offer the debenture holders the right to extend the debenture for three (3) years, in which event the conversion price would be reduced to $4. Any remaining debentures shall be redeemed on their due date of June 30, 2003. The Company intends to utilize its financing lines to effect the majority of the redemptions.

NOTE 9 - INCOME TAXES

          Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

The components of the income tax provisions are as follows:

                                      2000             2001             2002
                                  ------------     ------------     ------------
Current tax provision
    Federal                       $        --      $   100,000      $        --
    State                                  --           25,000               --
                                  ------------     ------------     ------------
                                           --          125,000               --
Deferred tax benefit                       --       (5,235,000)              --
                                  ------------     ------------     ------------
                                  $        --      $(5,110,000)     $        --
                                  ============     ============     ============

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

          Reconciliation between the effective tax rate and the statutory tax rates for the years ended October 31, 2000, 2001 and 2002 are as follows:

                                                  2000       2001       2002
                                                --------   --------   --------

Federal tax                                      (34.0)%    (34.0)%    (34.0)%
State franchise tax, net of federal benefit       (5.8)      (5.8)      (5.8)
Change in valuation allowance                     39.8       90.6       39.8
Other                                               --       (0.2)        --

       Income tax benefit                           -- %     50.6 %       -- %
                                                ========   ========   ========

          At October 31, 2001 and 2002, the Company's deferred tax assets are comprised of the following items:

                                                 2001              2002
                                            -------------     -------------
DEFERRED TAX ASSETS, current
       Net operating loss carryforwards     $  5,235,000      $  2,100,000
       Other                                   1,462,000         1,366,000
                                            -------------     -------------
                                               6,697,000         3,466,000
       Valuation allowance                    (1,462,000)       (1,366,000)
                                            -------------     -------------
                                            $  5,235,000      $  2,100,000
                                            =============     =============

DEFERRED TAX ASSETS, noncurrent
       Fixed and intangible assets          $  2,054,000      $    402,000
       Other                                          --         2,773,000
       Net operating loss carryforwards       39,269,000        43,445,000
                                            -------------     -------------
                                              41,323,000        46,620,000
       Valuation allowance                   (41,323,000)      (43,485,000)
                                            -------------     -------------
                                            $         --      $  3,135,000
                                            =============     =============

          The valuation allowance of $42,785,000 and $44,851,000 at October 31, 2001 and 2002, respectively, represents a decrease of $9,812,000 and a $2,066,000 respectively, over the preceding year.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (CONTINUED)

         The Company has net operating loss carryforwards of approximately $121,400,000, which expire as follows:

         2007                                              $  8,000,000
         2008                                                21,500,000
         2009                                                16,200,000
         2010                                                15,700,000
         2011                                                16,900,000
         2012                                                 1,700,000
         2013                                                15,300,000
         2014                                                12,300,000
         2015                                                 5,800,000
         2017                                                 8,000,000
                                                           -------------
         Total                                             $121,400,000
                                                           =============

          As of October 31, 2002, $24,700,000 of the Company's federal net operating loss carryforwards are subject to limitations related to their utilization under Section 382 of the Internal Revenue Code.

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

PREFERRED STOCK

          The Company has authorized the issuance of 10,000,000 shares of preferred stock with a par value of $.01 per share. There are no preferred shares issued or outstanding at October 31, 2000, 2001 or 2002. Shares may be issued in one or more series. During the year ended October 31, 2001, the Company issued 5,542,018 preferred shares in settlement of certain debt obligations and subsequently retired the stock by restructuring existing notes payable and combining the preferred stock balance due of approximately $5,542,000 plus accrued interest of approximately $235,000. In conjunction with this refinancing, the Company issued five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $1 per share.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

REDEEMABLE STOCK

          In January 1998, the Company entered into a five-year agreement with a former officer of the Company whereby the Company agreed to purchase up to 600,000 shares of the Company's common stock from the former officer at $.40 per share, in minimum increments of 100,000 shares, upon his election any time prior to February 28, 2003. In January 1999, the Company repurchased 200,000 shares under this agreement. In November 2001, the Company paid the former officer $40,000 to eliminate his rights to have the Company repurchase the remaining 400,000 shares.

STOCK OPTION INCENTIVE PLANS

          The Company has a long-term incentive stock option plan which reserves 2,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, the Company has issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and has also issued stock under the plan. During the year ended October 31, 2002, the Company issued 132,800 shares as a bonus to 274 employees ($.60 per share public closing price on authorization date). The following table summarizes the activity for the three years ended October 31, 2002:

                                                      Outstanding Options
                                                ------------------------------
                                                   Number       Exercise Price
                                                -----------     --------------

         Balance, October 31, 1999               1,461,863               0.21
         Granted                                   500,000               0.40
         Canceled or expired                      (235,000)              0.15

         Balance, October 31, 2000               1,726,863               0.28

         Granted                                   607,000               0.48
         Exercised                                (588,666)       0.15 - 0.25
         Canceled or expired                      (243,197)       0.32 - 0.53
                                                -----------      -------------
         Balance, October 31, 2001               1,502,000       $       0.38
         Granted                                    29,000               1.67
         Exercised                                (309,499)       0.15 - 0.46
         Canceled or expired                       (39,584)       0.46 - 1.67
                                                -----------      -------------
         Balance, October 31, 2002               1,181,917       $       0.46
                                                ===========      =============

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

          The following summarizes information about stock options outstanding at October 31, 2002:

                                                      Outstanding Options
                               -------------------------------------------------------------------
       Range of exercise             Number        Weighted average remaining    Weighted average
           prices                 outstanding          contractual life          exercise price
--------------------------------------------------------------------------------------------------
         $.15 - $.30                  99,167               1.51 years                $0.29
         $.31 - $.60                 955,750               6.21 years                $0.42
         $.61 - $1.70                127,000               8.49 years                $0.92
                                  -----------             ------------              -------
                                   1,181,917               6.06 years                $0.60
                                  -----------             ------------              -------

          Had compensation cost for the Company's options granted been determined consistent with SFAS 123, the Company's earnings per share would be affected as follows:

                                                                    Year Ended October 31,
                                                    ---------------------------------------------------------
                                                         2000                 2001                  2002
                                                    --------------       ---------------       --------------
Net income (loss)
       As reported                                  $   2,614,000        $   14,501,000        $  (5,551,000)
                                                    --------------       ---------------       --------------
       Pro Forma                                    $   2,454,000        $   11,696,000        $  (6,534,000)
                                                    --------------       ---------------       --------------

Income (loss) per share (basic and diluted):
       As reported                                  $         .07        $          .36        $        (.14)
                                                    ==============       ===============       ==============
       Pro Forma                                    $         .06        $          .29        $        (.16)
                                                    ==============       ===============       ==============

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

                        Risk-free                         Expected     Expected
       October 31,    interest rate    Expected life     volatility    dividends
       -----------    -------------    -------------     ----------    ---------

           2002           3.66%           5 years          78.93%         N/A
           2001           4.17%           5 years          98.54%         N/A
           2000           6.60%           5 years         104.60%         N/A

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

         From time to time, the Company has issued warrants under various types of transactions, including in exchange for outside services and debt financing. Warrants outstanding at October 31, 2002 expire at various times through October 2007. All warrants are issued at fair market value. The following table summarizes the activity in outstanding stock purchase warrants:

                                                 Outstanding warrants
                                          -----------------------------------
                                             Shares             Price range
                                          -----------        ----------------

         Balance, October 31, 1999         5,001,890         $ 0.25 - $ 0.60
         Granted                                  --                      --
                                          -----------        ----------------
         Balance, October 31, 2000         5,001,890             0.25 - 0.60
         Granted                           6,428,655             0.38 - 1.00
         Exercised                          (920,100)                   0.25
         Canceled or expired              (3,832,560)                   0.60
                                          -----------        ----------------
         Balance, October 31, 2001         6,677,885             0.38 - 1.00
         Granted                           1,093,250             0.60 - 1.61
         Canceled or expired                (309,000)            0.40 - 1.35
                                          -----------        ----------------
         Balance, October 31, 2002         7,462,135         $ 0.38 - $ 1.61
                                          ===========        ================

CAPITAL TRANSACTIONS

         During the year ended October 31, 2002, five individuals exercised their options to purchase 9,499 shares of common stock at $.46 per share, or approximately $4,000.

         In April 2002, an officer of the Company exercised his option to purchase 300,000 shares of common stock at $.15 per share. As part of the transaction, the officer surrendered to the Company 30,201 mature shares of common stock with a fair market value of $45,000 ($1.49 per share public closing price on the transaction date). In addition, the officer surrendered to the Company an additional 13,424 mature shares of common stock with a fair market value of $20,000 in payment of his note payable with accumulated interest (classified as Stock Subscription Receivable on the Company's financial statements). By combining the transaction, the Company issued a net 256,375 shares of common stock to the officer for his option exercise.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

CAPITAL TRANSACTIONS (CONTINUED)

         Effective November 1, 2001, the Company paid $40,000 to a former officer eliminating his options to require the Company to repurchase 400,000 shares under his separation agreement (stock put was classified as Redeemable Stock on the Company's financial statements). The $40,000 was charged to other expenses.

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

         On December 29, 2000, the Company renegotiated two of its existing notes with General Electric Company aggregating $3,130,000 into a new promissory note with interest at 8.0% payable along with unpaid interest on December 29, 2005 for $4,664,000. As part of the renegotiation, the company issued five-year warrants to purchase 779,000 shares of the Company's common stock at a price of $1.00 per share. The Company allocated approximately $225,000 of the renegotiated notes to the warrants which represented the interest discount GE gave the Company in consideration for the warrants when the rate was compared to other recent financing.

         Effective December 13, 2000, the Company's major lender, DVI Financial Services, Inc., agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. Subsequent to July 2001, but before October 2001, the Company converted the preferred stock back into notes payable with accrued interest of approximately $235,000 accumulated into the new notes payable balances.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates the fair value of financial instruments as of October 31, follows:

                                               2001                           2002
                                   ----------------------------    ----------------------------
                                     Carrying         Fair           Carrying          Fair
                                      Amount          Value           Amount           Value
                                   ------------    ------------    ------------    ------------
Accounts receivable, current       $28,764,000     $28,764,000     $29,453,000     $29,453,000
Accounts receivable, long term     $ 2,499,000     $ 2,499,000     $ 2,366,000     $ 2,366,000
Due from related party -
       long-term                   $    60,000     $    60,000     $        --     $        --
Debt maturing within one year      $31,789,000     $31,789,000     $24,634,000     $24,634,000
Long-term debt                     $56,966,000     $51,826,000     $68,271,000     $65,093,000
Notes payable related parties,     $   119,000     $   119,000     $ 1,173,000     $ 1,173,000
       current
Notes payable related parties,     $ 1,330,000     $ 1,179,000     $   105,000     $   119,000
       long-term
Subordinated debentures            $16,303,000     $16,537,000     $16,291,000     $16,532,000

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

NOTE 12 - RELATED PARTY TRANSACTIONS

        The amount due from related parties at October 31, 2001 consisted of notes to a current officer of the Company of approximately $18,000 (classified as Stock Subscription Receivable), short-term loans made to a current officer of the Company of approximately $94,000, notes to a prior officer of the Company for $70,000 bearing interest at 6.5% (including $30,000 classified as Stock Subscription Receivable), and accrued interest of approximately $20,000. The amount due from related parties as of October 31, 2002 is $-0-.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

          During the year ended October 31, 2002, the Company received $38,000 from the prior officer as payment of his Stock Subscription Receivable and $8,000 of accumulated interest, and forgave an additional note with accumulated interest due from him of approximately $50,000 in consideration of his prior efforts. In addition, another officer repaid short-term loans of $94,000, and an additional officer settled his obligation by giving 13,424 mature shares of common stock with a fair market value of $20,000 ($1.49 per share public trading price on the date of the transaction) as payment in full of his note payable (classified as Stock Subscription Receivable) with accumulated interest.

        The amount due to related parties at October 31, 2001 primarily consisted of notes due to an officer and employee of the Company for the purchase of DIS common stock in 1996. The notes bear interest at 6.58% paid annually. At October 31, 2001, the officer had outstanding notes payable of approximately $1,225,000 (due June 2003) and the employee had notes payable of approximately 105,000 (due June 2004). In addition, the Company incurred a short-term related party payable of approximately $119,000 for the purchase of subordinated debentures.

          During the year ended October 31, 2002, the Company repaid the officer $119,000 for the purchase of subordinated debentures and repaid a portion of its outstanding obligation with the other officer of approximately $52,000.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases various operating facilities and certain medical equipment under operating leases expiring through 2018. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. Future minimum annual payments under noncancellable operating leases are as follows:

    Year ending October 31,              Facilities          Equipment
    -----------------------              ----------          ---------
         2003                           $ 6,977,000         $ 2,300,000
         2004                             5,974,000           2,168,000
         2005                             5,497,000           1,906,000
         2006                             5,157,000           1,247,000
         2007                             4,111,000             402,000
         Thereafter                      16,294,000              19,000
                                        ------------        ------------
                                        $44,010,000         $ 8,042,000
                                        ------------        ------------

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          LEASES (CONTINUED) - Total rent expense, including equipment rentals, for the years ended October 31, 2000, 2001 and 2002 amounted to approximately $6,334,000, $7,344,000 and $8,799,000, respectively.

          SALARIES AND CONSULTING AGREEMENTS - The Company has a variety of arrangements for payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements including a percentage of revenue collected from 15% to 30%, fixed amounts per periods and combinations thereof.

          The Company also has employment agreements with officers and key employees at annual compensation rates ranging from $48,000 to $350,000 and for periods extending up to five years. Total commitments under the agreements are approximately $9,482,000 for the next twelve-month period.

          The Company renegotiated and bought out the remaining years of an employment contract with one officer. Terms of the settlement include the establishment of a legal consulting arrangement which expires February 2003. The remaining commitment under this agreement is approximately $20,000. Additionally, the Company was required to repurchase, at the former officer's option, up to 600,000 shares of common stock at $.40 per share any time through February 2003. During the year ended October 31, 1999, the Company repurchased 200,000 shares under this agreement. During the year ended October 31, 2002, the Company paid $40,000 to this former officer eliminating his option to require the Company to repurchase the remaining 400,000 shares under his agreement.

          PURCHASE COMMITMENT - On February 19, 1999 the Company entered into a five year purchase agreement with an imaging film provider whereby the Company must purchase $9,990,000 of film at a rate of approximately $2,000,000 annually over the term of the agreement.

         EQUIPMENT SERVICE CONTRACTS - On March 1, 2000, the Company entered into an equipment maintenance service contract through October 2005 with GE Medical Systems to provide maintenance on the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. The percent of revenue to be billed ranges from 2.82% to 3.74% and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. The Company has met or exceeded the minimum required revenue for fiscal 2001 and 2002.

         LITIGATION - In the ordinary course of the business, from time to time the Company becomes involved in certain legal proceedings, the majority of which are covered by insurance. Management is not aware of any pending material legal proceedings.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 14 - EMPLOYEE BENEFIT PLAN

         The Company has adopted a profit-sharing/savings plan pursuant to
Section 401(k) of the Internal Revenue Code, that covers substantially all employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by the Company. There was no expense for the years ended October 31, 2000, 2001 or 2002.

NOTE 15 - MALPRACTICE INSURANCE

         The Company and physicians employed by the Company are insured by TIG Insurance. TIG Insurance provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. Tail insurance coverage is included in the cost of the premiums. Management does not believe there are material uninsured malpractice costs at October 31, 2002.

NOTE 16 - SUBSEQUENT EVENTS

         In November 2002, the Company issued 100,000 five-year warrants exercisable at $.75 per share. In December 2002, the Company issued 50,000 five year warrants exercisable at $.41 per share.

         On December 2, 2002, the Company opened its new center, Rancho Bernardo Advanced, LLC in Rancho Bernardo, California (near San Diego) which will provide MRI, CT, ultrasound and x-ray services. During the year ended October 31, 2002, the joint venture partners invested $250,000 and the Company has contributed approximately $950,000 which was primarily used for leasehold improvements.

         On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. While the FDIC has agreed that the Company facility shall continue through its December 2003 term, it has reduced the amount available from $22 million to $15 million. The Company intends to seek an alternative lending source.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 17 - LIQUIDITY

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. As of October 31, 2002, the Company has a deficiency in equity of $50,921,000 compared to $45,642,000 as of October 31, 2001. The working capital deficiency of $44,668,000 as of October 31, 2002, has increased by $17,681,000, from the deficiency of $26,987,000 as of October 31, 2001. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive in two of the last three years. However, the results of this last fiscal period show that continued effort is needed in the future to allow the Company to continue to operate profitably. Such actions and plans include:

         o Increase revenue by selectively opening imaging centers in areas currently not served by the Company.
                  o In late November 2001, the Company opened a new center in Burbank, California
                  o In January 2002, the Company opened a new center in Tarzana, California
                  o        In May 2002, the Company acquired Grove Diagnostic
                           Imaging in Rancho Cucamonga, California
                  o        In December 2002, the Company opened its Rancho
                           Bernardo joint venture facility.

         o Increase revenue by expanding existing facilities or opening new locations close to existing sites. In order to obtain certain new large contracts, nearby x-ray offices may be acquired to meet the increase in patient volume. In addition, the Company may consolidate certain procedures into one location predominately with women's centers offering mammography and ultrasound services.

                  o In September 2002, the Company opened Orange Advanced Imaging Center and Orange Women's Center across the street from the existing Orange Imaging Center.
                  o Effective January 1, 2002, the Company entered into a new capitation agreement for approximately 62,000 lives primarily benefiting the Company's Temecula facility ["TVIC"]. The Company opened two additional facilities in Sun City and Lake Elsinore, California which will provide x-ray services to support the new contract. Subsequent to year end, the Company relocated its Lake Elsinore location to nearby Wildomar, California.
                  o In June 2002, the Company entered into a new capitation contract for approximately 25,000 lives primarily benefiting the Company's Los Coyotes' facility. To service the contract, the Company assumed the leases of three x-ray facilities in nearby cities.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 17 - LIQUIDITY (CONTINUED)

                  o In October 2001 and July 2002, the Company entered into two separate capitation agreements for approximately 80,000 lives and 15,000 lives, respectively, primarily benefiting the Company's Desert Advanced facilities. To service these contracts, the Company opened three adjacent x-ray facilities in Palm Springs, Indio and Bermuda Dunes, California.
                  o In August 2002, the Company entered into a new capitation contract for approximately 53,000 lives primarily benefiting the Company's new Grove facility in Rancho Cucamonga, California. To service the contract, the Company assumed a nearby facility providing x-ray services.

         o Increase revenue by renegotiating existing capitation and managed care contracts for additional services and more favorable terms. Effective November 1, 2002, the Company renegotiated one of its existing capitation contracts primarily benefiting the Company's Orange facilities increasing its reimbursement by approximately 15%, or $500,000.

         o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursement falls short of the Company's costs. In November 2002, the Company ceased doing business with one capitation contract in Orange County where renewal reimbursement would have fallen short of cost.

         o Continue to evaluate all facilities' operations and trim excess operating and general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. Due to a shortage of qualified radiologists in the marketplace, the Company experienced difficulty in hiring and retaining physicians by its affiliated medical group [BRMG] at the individual sites during most of fiscal 2002. This required the engagement of independent contractors and locum tenens (part-time fill-in physicians) to interpret patient films. The cost of these individuals was approximately double the salary of a regular BRMG full-time physician with additional costs for travel and lodging required. Recently, BRMG hired a new medical director who oversees physician recruitment and staffing. The new director has already arranged for BRMG to hire over twelve new physicians during the last two quarters of fiscal 2002. BRMG is working to solidify its physicians at the majority of the Company's sites while increasing the volume of interpretations done by physicians at the Company's main offices utilizing the Company's computer and PACS systems.

         o Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. In the past two years, the Company has replaced or upgraded the majority of its equipment and increased throughput at most of its locations.

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

                  o During the year ended October 31, 2002, the Company renegotiated several notes payable with DVI to obtain working capital of $2,000,000 and extend payment terms.
                  o During the year ended October 31, 2002, the Company financed previously accrued maintenance charges with General Electric for approximately $1,108,000 with payment terms of 35 months at 9.5%.
                  o During the third quarter of fiscal 2002, the Company obtained $17 million in working capital from DVI to provide a secured source of financing in advance of the June 30, 2003 date for retirement of the remaining $16,291,000 Series A Convertible Subordinated Debentures.

         o Continue to settle historical notes payable, subordinated bond debentures and other debt at discounts. The Company plans to offer the debenture holders the right to extend the debenture for three (3) years, in which event the conversion price would be reduced to $4. Any remaining debentures shall be redeemed on their due date of June 30, 2003. The Company intends to utilize its financing lines to effect the majority of the redemptions.

         o Depending on price, market circumstances and strategic buyers, the Company may look to liquidate non core assets. In March 2001, the Company sold its only radiation therapy center ("VROC") for $4,000,000, resulting in a gain of approximately $3,527,000.

        Notwithstanding the continued working capital deficiency, substantial doubt about the entity's ability to continue as a going concern is alleviated by mitigating factors. Those mitigating factors include the aforementioned actions and plans by management combined with the positive cash flow from operations and the willingness of existing lenders to offer alternative debt financing and payment plans.

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------------------------------

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                Quarter Ended
                                       -----------------------------------------------------------------
                                        January 31        April 30          July 31         October 31
                                       -------------    -------------    -------------     -------------
FISCAL 2002
         Net revenue                   $ 32,441,000     $ 33,722,000     $ 35,580,000      $ 37,538,000

         Income (loss) before
            extraordinary item              917,000          836,000       (5,123,000)       (2,182,000)

         Net income (loss)                  917,000          836,000       (5,122,000)       (2,182,000)

         Earnings (loss) per share
           Basic                               0.02             0.02            (0.12)            (0.05)
           Diluted                             0.02             0.02            (0.12)            (0.05)


                                        January 31        April 30          July 31         October 31
                                       -------------    -------------    -------------     -------------
FISCAL 2001
         Net revenue                   $ 24,110,000     $ 26,104,000     $ 29,464,000      $ 32,159,000

         Income (loss) before
            extraordinary item              918,000        5,107,000        2,081,000         5,841,000

         Net income                         923,000        5,215,000        2,081,000         6,282,000

         Earnings per share
           Basic                               0.02             0.12             0.05              0.16
           Diluted                             0.02             0.11             0.04              0.14

--------------------------------------------------------------------------------------------------------
                                                                                                    F-35

              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE



To the Stockholders and Board of Directors of Primedex Health Systems, Inc.



Our report on the consolidated financial statements of Primedex Health Systems, Inc. and its affiliates, as of October 31, 2002 and 2001 and for the three years ended October 31, 2002, is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related accompanying financial statements Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2002, 2001, and 2000. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/S/ MOSS ADAMS LLP


Los Angeles, California
January 22, 2003

--------------------------------------------------------------------------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                  Additions
                                                                                --------------
                                                               Balance at          Charged        Deductions from       Balance at
                                                            Beginning of Year   Against Income      Reserves (a)        End of Year
                                                            -----------------   --------------      ------------        -----------
YEAR ENDED OCTOBER 31, 2002:
  Accounts receivable-contractual allowances -current         $ 48,746,000       $221,840,000       $217,428,000       $ 53,158,000
                                                              -------------      -------------      -------------      -------------
  Accounts receivable-bad debt allowances -current            $  1,132,000       $  6,649,000       $  6,188,000       $  1,593,000
                                                              =============      =============      =============      =============

  Accounts receivable-contractual allowances-noncurrent       $  4,235,000       $ 17,821,000       $ 17,785,000       $  4,271,000
                                                              =============      =============      =============      =============
  Accounts receivable-bad debt allowances -noncurrent         $     98,000       $    534,000       $    504,000       $    128,000
                                                              -------------      -------------      -------------      -------------

  Goodwill amortization                                       $  6,265,000       $         --       $         --       $  6,265,000
                                                              -------------      -------------      -------------      -------------

YEAR ENDED OCTOBER 31, 2001:
  Accounts receivable-contractual allowances -current         $ 28,579,000       $159,303,000       $139,136,000       $ 48,746,000
                                                              =============      =============      =============      =============
  Accounts receivable-bad debt allowances -current            $    521,000       $  3,701,000       $  3,090,000       $  1,132,000
                                                              =============      =============      =============      =============

  Accounts receivable-contractual allowances-noncurrent       $  2,960,000       $ 13,841,000       $ 12,566,000       $  4,235,000
                                                              -------------      -------------      -------------      -------------
  Accounts receivable-bad debt allowances -noncurrent         $     54,000       $    321,000       $    277,000       $     98,000

  Goodwill amortization                                       $  4,912,000       $  1,353,000       $         --       $  6,265,000
                                                              -------------      -------------      -------------      -------------

YEAR ENDED OCTOBER 31, 2000:
  Accounts receivable-contractual allowances -current         $ 24,514,000       $128,339,000       $124,274,000       $ 28,579,000
                                                              -------------      -------------      -------------      -------------
  Accounts receivable-bad debt allowances -current            $    791,000       $  2,339,000       $  2,609,000       $    521,000
                                                              =============      =============      =============      =============

  Accounts receivable-contractual allowances-noncurrent       $  4,645,000       $ 13,294,000       $ 14,979,000       $  2,960,000
                                                              =============      =============      =============      =============
  Accounts receivable-bad debt allowances -noncurrent         $    150,000       $    242,000       $    338,000       $     54,000
                                                              -------------      -------------      -------------      -------------

  Goodwill amortization                                       $  4,009,000       $    903,000       $         --       $  4,912,000
                                                              -------------      -------------      -------------      -------------

(a) Deductions include sales and divestitures

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                                 S-2

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The following table sets forth certain information with respect to each of the directors and those executive officers of the Company performing a policy-making function for the Company as of January 17, 2003:

Name                                  Age    Director or Officer Since              Position with Company
----                                  ---    -------------------------              ---------------------
Howard G. Berger, M.D.*               57              1992                  President, Treasurer, Chief Executive
                                                                            and Chief Financial Officer, and
                                                                            Director

Norman R. Hames                       47              1996                  Vice President, Secretary, Chief Operating
                                                                            Officer and Director

John V. Crues, III, M.D.*             53              2000                  Vice President and Director

Michael J. Krane, M.D.                58              1992                  Vice President, Director of Medical
                                                                            Operations

Jeffrey L. Linden                     60              2001                  Vice President, General Counsel

________

          *Member of the Stock Option Committee

         The following is a brief account of the business experience of each PHS director and executive officer during the past five years.

         HOWARD G. BERGER, M.D. is the President and Chief Executive Officer and Chief Financial Officer of the Company. Dr. Berger is the 99% owner of Beverly Radiology Medical Group ("BRMG") which provides the professional medical services at a number of the Company's imaging centers. Dr. Berger has been principally engaged since 1987 in the same capacities for the Company and its predecessor entities. (See Item 13.)

         NORMAN R. HAMES was a founder of Diagnostic Imaging Services, Inc. and has since 1986, served as the president and a director of that entity. Mr. Hames has been the chief operating officer of the Company since 1996.

         JOHN V. CRUES, III, M.D. has been a medical doctor specializing in radiology, since 1982.

         MICHAEL J. KRANE, M.D. is the vice president and director of medical operations at RadNet. Dr. Krane has been principally engaged since 1987 in the same capacities for the Company and its predecessor entities.

         JEFFREY L. LINDEN joined the Company in 2001 as its vice president and general counsel. He is also associated with Cohen & Lord, a professional corporation, outside general counsel to the Company. Prior to joining the Company, Mr. Linden had been engaged in the private practice of law for in excess of 30 years.

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

         The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 2002, while the Board of Directors held numerous meetings, they took board action by unanimous written consent, which was done on 10 occasions. All directors participated in all such action.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors and officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of the reports they file. Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, the Company believes that all its directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period November 1, 2001 through October 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

         The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to the Company and its subsidiaries for the years ended October 31, 2002, 2001 and 2000, of (i) the person who served as the Company's chief executive officer during the year ended October 31, 2002, and (ii) the four most highly compensated executive officers (other than the chief executive officer) of the Company serving as executive officers at October 31, 2002 ("Other Executive Officers"), and whose aggregate cash compensation exceeded $100,000 for the year ended October 31, 20021 (collectively, "Named Executive Officers"):

                                                 SUMMARY COMPENSATION TABLE

                                           Annual Compensation                     Long-Term Compensation
                                           -------------------                     ----------------------

                                                                       Other     Securities    Restricted
Name and                   Year Ended                                  Annual    Underlying      Stock        LTIP       All Other
Principal Position            10/31      Salary($)        Bonus($)    Comp.($)(1) Options (#)   Awards($)   Pay-outs($)   Comp($)
------------------            -----      ---------        --------    -----------------------   ---------   -----------   -------
Howard G. Berger, M.D         2002     $  75,000(3)            --        --            --          --          --           --
Chief Executive Officer       2001     $  75,000(2)            --        --            --          --          --           --
                              2000     $  75,000(3)            --        --            --          --          --           --

Norman R. Hames               2002     $ 225,000               --        --            --          --          --           --
Vice President, Secretary     2001     $ 154,875               --        --     3,000,000          --          --           --
Chief Operating Officer       2000     $ 150,000               --        --            --          --          --           --

Michael J. Krane, M.D         2002     $ 100,000(4)            --        --            --          --          --           --
Vice President                2001     $ 100,000(4)            --        --            --          --          --           --
                              2000     $ 100,000(4)            --        --            --          --          --           --

John V. Crues, III, M.D       2002     $ 175,000(4)            --        --            --          --          --           --
Vice President                2001     $ 150,000(5)            --        --            --          --          --           --
                              2000     $ 145,000(6)            --        --       500,000          --          --           --

Jeffrey L. Linden             2002     $ 350,000(7)            --        --     1,075,000          --          --           --
Vice President and            2001     $ 149,369(7)            --        --     1,075,000          --          --           --
General Counsel

(1) The dollar value of perquisites and other personal benefits, if any, for each of the named executive officers was less than $50,000 or 10% of salary and bonus, the reporting thresholds established by the Securities and Exchange Commission.

(2) Does not include $130,000 received from Beverly Radiology Medical Group (see "Employment Contracts").

(3) Does not include $300,000 received from Beverly Radiology Medical Group (see "Employment Contracts").

(4) Does not include $175,000 received from Beverly Radiology Medical Group.

(5) Does not include $150,000 received from Beverly Radiology Medical Group.

(6) Does not include $145,000 received from Beverly Radiology Medical Group.

(7) On June 1, 2001, Mr. Linden became the vice president and general counsel of the Company. Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $309,000 in fees from the Company during the fiscal year ended October 31, 2002. Mr. Linden has specifically waived any interest in Company fees since becoming an officer of the Company.

COMPENSATION PURSUANT TO STOCK OPTIONS

         None of the Named Executive Officers received stock option grants in the fiscal year ended October 31, 2002. As of October 31, 2002, the Company had 8,644,052 in options and warrants outstanding to purchase shares of common stock.

                                        AGGREGATED OPTION EXERCISES IN LAST
                                          FISCAL YEAR AND FISCAL YEAR END
                                                   OPTION VALUES

         The following table provides information on option exercises in the fiscal year ended October 31, 2002 by the Named Executive Officers and the value of such officer's unexercised options at October 31, 2002:

                                                                     Number of Shares                       Value of
                             Shares                              Underlying Unexercised                 Unexercised In-the
                           Acquired on           Value                 Options at                        Money Options at
Name                      Exercise (#)      Realized ($)(1)        Fiscal Year End (#)                 Fiscal Year End ($)(1)
----                      ------------      ---------------        -------------------                 ----------------------

                                                              Exercisable    Unexercisable           Exercisable   Unexercisable
                                                              -----------    -------------           -----------   -------------
Norman R. Hames                --                 --          3,000,000(2)          0                 $ 750,000           0

John V. Crues, III, M.D.     269,798          $215,838          500,000             0                 $ 200,000           0

Jeffrey L. Linden              --                 --          1,367,365(3)          0                 $ 481,723           0

______________________

(1) Based on the closing price reported on the Over-the-Counter Bulletin Board Market for the Common Stock on that date, $.80 per share.

(2) Represents warrant issued to Mr. Hames.

(3) Includes warrants issued to Mr. Linden.


EMPLOYMENT CONTRACTS

         Beverly Radiology Medical Group entered into a Management Consulting Agreement with Howard G. Berger, M.D. which renews annually whereby Dr. Berger serves as the chief executive for the partnership entities for $300,000 per year.

         John V. Crues, III, M.D. has a renewable one year employment agreement with the Company and with Beverly Radiology Medical Group which began in 1996 and require him to devote one-half of his time to each entity in exchange for annual combined remuneration of $350,000.

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

         On May 1, 2001, the Company entered into a three year employment agreement with Norman R. Hames. Pursuant to the agreement Mr. Hames agreed to continue his employment with the Company as its vice president and chief operating officer. The agreement provides for Mr. Hames to receive annual compensation of $225,000. Additionally, in consideration of his entry into the agreement Mr. Hames received a five year warrant to purchase 3,000,000 shares of the Company's Common Stock at a price of $0.55 per share (the closing price reported on the Over-the-Counter Bulletin Board Market on the date the agreement was executed). The Company also agreed to provide a bonus to Mr. Hames of $0.20 per share upon exercise of the warrant up to a maximum of $600,000.

STOCK PLANS

         The Company has one stock incentive plan-the 2000 Long-Term Incentive Plan pursuant to which 2,000,000 shares of Common Stock have been reserved for issuance. The material features of the 2000 Plan are as follows:

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2000 all executive compensation has been determined by the three member board of directors of PHS, Howard G. Berger, M.D., Norman R. Hames and John V. Crues, III, M.D. In addition, no individual who served as an executive officer of the Company during fiscal 2002, served during fiscal 2002 on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on the board of directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of February 1, 2003, by
(i) each holder known by the Company to beneficially own more than five percent of the outstanding Common Stock, (ii) each of the Company's directors and executive officers [including officers listed in the Summary Compensation Table] as a group. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of PHS Common Stock outstanding at such date and all shares of Common Stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

Name of                                    Shares of Common Stock
Beneficial Owner                            Beneficially Owned(1)                Percent of Class
----------------                            ---------------------                ----------------
Howard G. Berger, M.D.*                         12,490,128(2)                          25.1%

John V. Crues, III, M.D. *                         993,875(3)                          2.0%

Norman R. Hames*                                 3,000,000(4)                          6.0%

Michael J. Krane, M.D. *                         2,216,228                             4.5%

Jeffrey L. Linden*                               1,367,365(5)                          2.7%

All directors and executive officers of
the Company as a group [five persons]           20,067,596(6)                          40.3%

___________

         *The address of all of the Company's officers and directors is c/o the Company, 1510 Cotner Avenue, Los Angeles, California 90025.

         (1) Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

         (2)Includes 23,900 shares issuable upon conversion of the Company's outstanding convertible debentures convertible at $10 per share.

         (3)Includes options for 500,000 shares exercisable at $.40 per share.

         (4)Represents warrants exercisable at $.55 per share.

         (5)Includes 1,272,365 options and warrants exercisable at prices between $.43 and $.60 per share.

         (6)See the above footnotes. Includes 15,014,956 shares owned of record and 5,052,640 shares issuable upon exercise of presently exercisable options, warrants and convertible debentures.

As a result of his stock ownership and his positions as president and a director of the Company, Howard G. Berger, M.D. may be deemed to be a controlling person of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         Howard G. Berger, M.D. [see "Items 10 and 12"] is the 99% owner of Beverly Radiology Medical Group, Inc. and Pronet Imaging Medical Group, Inc., who together have formed the partnership known as Beverly Radiology Medical Group, which has executed a Management and Services Agreement with RadNet and DIS pursuant to which it supplies the professional medical services at most of the Company's imaging centers [see "Item 1] through 2012. The fees paid to the Company by BRMG for services rendered is 74% of total revenues. In fiscal 2002, Dr. Berger was paid $300,000 and Dr. Krane was paid $150,000 by BRMG.

         On August 1, 1996, the Company acquired from Norman Hames, [not then an officer or director of the Company] all of his common stock and warrants to purchase shares of common stock of Diagnostic Imaging Services, Inc., a Delaware corporation ("DIS") which then represented 21.6% of the outstanding shares of that entity in exchange for five year warrants to purchase 2,913,550 shares of the Company's common stock at $.60 per share as well as the Company's promissory note, payable interest only annually at 6.58% for $2,448,862 and due June 15, 2001. At October 31, 2001, the note was renegotiated so as to now be due in June 2003. At October 31, 2002, the Company was indebted on account of said note in the amount of $1,173,000. The warrant expired unexercised.

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

ITEM 14. CONTROLS AND PROCEDURES
-------- -----------------------

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------

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

        Consolidated Balance Sheets........................................................................  F-2

        Consolidated Statements of Operations..............................................................  F-3

        Consolidated Statements of Stockholders' Deficit...................................................  F-4

        Consolidated Statements of Cash Flows..............................................................  F-5 to F-7

        Notes to Consolidated Financial Statements.........................................................  F-8 to F-35

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

10.10              DVI Securities Purchase Agreement                                                          (H)

10.11              General Electric Note Purchase Agreement                                                   (H)

a.                 Securities Purchase Agreement between the Company and
                   Howard G. Berger, M.D.                                                                     (H)

10.13              2000 Long-Term Incentive Plan                                                              (I)

10.14              Employment Agreement dated April 16, 2001, with Jeffrey L. Linden                          (J)

10.15              Employment Agreement with Norman R. Hames dated May 1, 2001                                (J)

__________________

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

         (c) Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2000.

         (d) Incorporated by reference to exhibit filed with PHS' Form 10-Q for the quarter ended January 31, 2000.

         (e) Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2001.

     21                    Subsidiaries                             PHS % Ownership               State of Incorporation
                           ------------                             ---------------               ----------------------
                 RadNet Management, Inc.                                 100%                           California
                 RadNet Managed Imaging Services, Inc.                   100%                           California
                 Diagnostic Imaging Services, Inc.                        91%                            Delaware
                 Primedex Corporation                                    100%                           California
                 Radnet Heartcheck Management, Inc.                      100%                           California
                 Radnet Management I, Inc.                               100%                           California
                 Radnet Management II,    Inc.                           100%                           California
                 Radnet Sub, Inc.                                        100%                           California
                 SoCal MR Site Management, Inc.                          100%                           California
                 Burbank Advanced Imaging Center, LLC                     75%                           California
                 Rancho Bernardo Advanced Imaging Center, LLC             75%                           California

     23          Consent of Independent Public Accountants, filed herewith.


         (c) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRIMEDEX HEALTH SYSTEMS, INC.


Date:  February 11, 2003               /s/ Howard G. Berger, M.D.
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By    /s/ Howard G. Berger, M.D.
      ----------------------------------
      Howard G. Berger, M.D., Director

Date: February 11, 2003



By    /s/ John V. Crues, III, M.D.
      ----------------------------------
      John V. Crues, III, M.D., Director

Date: February 11, 2003



By    /s/ Norman R. Hames
      ----------------------------------
      Norman R. Hames, Director

Date: February 11, 2003

                                  CERTIFICATION

I, Howard G. Berger, M.D., certify that:

1. I have reviewed this annual report on Form 10-K of Primedex Health Systems, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 11, 2003

                                      /s/ Howard G. Berger, M.D.
                                      -----------------------------------------
                                      Howard G. Berger, M.D.
                                      President, and Principal Financial Officer