Form 10-Q
period 2003-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2003-03-21
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              ____________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2003            Commission File Number 0-19019
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

                               Yes [X]    No [ ]

Number of shares outstanding of the issuer's common stock as of March 14, 2003 was 41,100,734 [excluding treasury shares].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
----------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------

                                                        JANUARY 31,         OCTOBER 31,
                                                           2003                2002
                                                       --------------     --------------
                               ASSETS                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $      50,000      $      36,000
  Accounts receivable, net                                28,319,000         29,453,000
  Unbilled receivables and other receivables               1,384,000          1,451,000
  Deferred income taxes                                    1,100,000          2,100,000
  Other                                                    1,744,000          1,518,000
                                                       --------------     --------------
           Total current assets                           32,597,000         34,558,000
                                                       --------------     --------------

PROPERTY AND EQUIPMENT, NET                               91,912,000         87,875,000
                                                       --------------     --------------

OTHER ASSETS:
  Accounts receivable, net                                 2,340,000          2,366,000
  Goodwill, net                                           23,064,000         23,064,000
  Deferred income taxes                                    4,135,000          3,135,000
  Other                                                      590,000            641,000
                                                       --------------     --------------
           Total other assets                             30,129,000         29,206,000
                                                       --------------     --------------

                                                       $ 154,638,000      $ 151,639,000
                                                       ==============     ==============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash disbursements in transit                        $   4,891,000      $   4,613,000
  Accounts payable and accrued expenses                   21,295,000         20,871,000
  Subordinated debentures payable                         16,291,000         16,291,000
  Notes payable to related party                           1,143,000          1,173,000
  Current portion of notes and leases payable             41,468,000         36,278,000
                                                       --------------     --------------
           Total current liabilities                      85,088,000         79,226,000
                                                       --------------     --------------
LONG-TERM LIABILITIES:
  Notes payable to related party                             105,000            105,000
  Notes and leases payable, net of current portion       120,329,000        121,031,000
  Accrued expenses                                           653,000            694,000
                                                       --------------     --------------
           Total long-term liabilities                   121,087,000        121,830,000
                                                       --------------     --------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY               1,351,000          1,504,000
                                                       --------------     --------------

STOCKHOLDERS' DEFICIT                                    (52,888,000)       (50,921,000)
                                                       --------------     --------------

                                                       $ 154,638,000      $ 151,639,000
                                                       ==============     ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                           1

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                     THREE MONTHS ENDED
                                                     ------------------
                                                         JANUARY 31,
                                                         -----------
                                                  2003                 2002
                                             --------------       --------------

REVENUE
  Revenue                                    $ 100,769,000        $  84,120,000
  Less: Allowances                              65,023,000           51,679,000
                                             --------------       --------------

     Net revenue                                35,746,000           32,441,000
                                             --------------       --------------

OPERATING EXPENSES
  Operating expenses                            26,867,000           23,571,000
  Depreciation and amortization                  4,253,000            3,333,000
  Provision for bad debts                        1,949,000            1,200,000
                                             --------------       --------------

  Total operating expenses                      33,069,000           28,104,000
                                             --------------       --------------

  Income from operations                         2,677,000            4,337,000
                                             --------------       --------------

OTHER INCOME (EXPENSE)
  Interest expense, net                         (4,620,000)          (3,798,000)
  Gain on sale of equipment                             --               10,000
  Other income, net                                 94,000              319,000
                                             --------------       --------------

  Total other expense                           (4,526,000)          (3,469,000)
                                             --------------       --------------

(LOSS) INCOME BEFORE
  MINORITY INTEREST                             (1,849,000)             868,000
                                             --------------       --------------

MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                          (147,000)              49,000
                                             --------------       --------------

NET (LOSS) INCOME                            $  (1,996,000)       $     917,000
                                             ==============       ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
----------------------------------------------------------------------------


                                                  THREE MONTHS ENDED
                                                  ------------------
                                                      JANUARY 31,
                                                      -----------
                                                2003               2002
                                           --------------     --------------

BASIC NET (LOSS) INCOME
  PER SHARE:                               $        (.05)     $         .02
                                           ==============     ==============

DILUTED NET (LOSS) INCOME
  PER SHARE:                               $        (.05)     $         .02
                                           ==============     ==============


WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                                       41,053,234         40,732,640
                                           ==============     ==============

  DILUTED                                     41,053,234         41,435,041
                                           ==============     ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                           Common Stock $.01 par value
                           ---------------------------
                           100,000,000 shares authorized                Treasury Stock, at cost         Stock
                           -----------------------------   Paid-in      -------------------------     Accumulated      Stockholders'
                                Shares       Amount        Capital        Shares         Amount         Deficit           Deficit
                              -----------   ---------   -------------   -----------    ----------    --------------    -------------
BALANCE - OCTOBER 31, 2002    42,830,734    $429,000    $100,328,000    (1,825,000)    $(695,000)    $(150,983,000)    $(50,921,000)

 Issuance of Common Stock         95,000       1,000          28,000            --            --                --           29,000

 Net loss                             --          --              --            --            --        (1,996,000)      (1,996,000)
                              -----------   ---------   -------------   -----------    ----------    --------------    -------------

BALANCE - JANUARY 31, 2003
  (UNAUDITED)                 41,100,734    $430,000    $100,356,000    (1,825,000)    $(695,000)    $(152,979,000)    $(52,888,000)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                                                 4

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
----------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                                    JANUARY 31,
                                                                    -----------
                                                               2003             2002
                                                           ------------     ------------
NET CASH FROM OPERATING ACTIVITIES                         $ 4,202,000      $ 5,460,000
                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (1,684,000)      (2,269,000)
  Loan fees                                                     (5,000)          (5,000)
  Payments from related parties                                     --           53,000
                                                           ------------     ------------

                 Net cash used by investing activities      (1,689,000)      (2,221,000)
                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                                278,000       (1,190,000)
  Principal payments on notes and leases payable            (6,516,000)      (4,577,000)
  Proceeds from short-term and long-term borrowings          4,040,000        2,766,000
  Proceeds from issuance of common stock                        29,000               --
  Payments to related parties                                  (30,000)         (75,000)
  Joint venture distribution                                  (300,000)        (200,000)
                                                           ------------     ------------

                 Net cash used by financing activities      (2,499,000)      (3,276,000)
                                                           ------------     ------------

NET INCREASE (DECREASE) IN CASH                                 14,000          (37,000)
CASH, beginning of period                                       36,000           40,000
                                                           ------------     ------------

CASH, end of period                                        $    50,000      $     3,000
                                                           ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                         $ 4,232,000      $ 3,500,000
                                                           ------------     ------------
          Income taxes                                     $        --      $        --
                                                           ------------     ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                                           5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------


     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for $6,543,000 and $10,461,000 for the three months ended January 31, 2003 and 2002, respectively.

     In November 2001, the Company issued 132,850 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses.

     The Company recorded interest expense related to deferred note payments, step payments and capitalized restructuring charges of approximately $402,000 and $294,000 for the three months ended January 31, 2003 and 2002, respectively.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENATATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended January 31, 2003 and 2002 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2002.

     The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     o    Radnet Management, Inc. ["Radnet"] Subsidiaries
          o    Radnet Sub, Inc. ["Tower"],
          o    Radnet Heartcheck Management, Inc.,
          o    Radnet Managed Imaging Services, Inc. ["RMIS"],
          o    SoCal MR Site Management, Inc.,
          o    Radnet Management I, Inc.,
          o    Radnet Management II, Inc. ["Modesto"],
          o    Westchester Imaging Group (a 50% joint venture),
          o    Burbank Advanced Imaging Center, LLC (75%),
          o    Rancho Bernardo Advanced Imaging Center, LLC (75%)
     o    Diagnostic Imaging Services, Inc. ["DIS"]
          Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"]

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

NOTE 2 - NATURE OF BUSINESS

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services through its 58 facilities. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147 ("Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9"), No. 146 ("Accounting for Costs Associated with Exit or Disposal Activities") and No. 145, ("Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002"). SFAS No. 147 is effective for acquisitions after October 1, 2002. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 145 is effective for financial statements issued after May 15, 2002. The adoption of SFAS 145, SFAS 146, and SFAS 147 did not have a material impact on the financial statements.

     In December 2002, the FASB issued SFAS No. 148 ("Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123"), which amends SFAS No. 123. SFAS No. 148, for which certain provisions are effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation and amends certain disclosure provisions of SFAS No. 123. The adoption of SFAS No. 148 did not have a material effect on the Company's financial statements.

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES

Center openings:
     Effective December 1, 2002, the Company opened Rancho Bernardo Advanced Imaging Center, LLC, near San Diego, which provides MRI, CT, ultrasound and x-ray services. Prior to the opening, the Company invested approximately $1,050,000 primarily for leasehold improvements and the LLC partners invested $250,000 cash. The Company used its existing lines of credit for the payment of leasehold improvements. The equipment was financed by General Electric.

     There were no sales and divestitures during the period.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

    Goodwill is recorded at cost of $29,330,000, less accumulated amortization of $6,266,000 as of January 31, 2003 and October 31, 2002. Other intangible assets consist of offering costs and loan fees which are expected to be fully amortized by June 2003 and December 2003, respectively.

     The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, effective November 1, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinite lives] are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $375,000 ($0.01 per share) for each of the quarters ended January 31, 2003 and 2002.

NOTE 6 - CAPITAL TRANSACTIONS

     In November 2001, the Company issued 132,800 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses.

     Effective November 4, 2002, in connection with BRMG's hiring of a physician, the Company issued 100,000 additional warrant shares at $.75 per share expiring on November 4, 2007.

     Effective December 16, 2002, an officer of the Company exercised his options to purchase 95,000 shares of common stock at $.30 per share. The officer paid the Company $28,500 cash.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS

     The amount due to related parties at October 31, 2002 consisted of $1,173,000 of short-term notes payable due to an officer of the Company, and $105,000 of long-term notes payable due to an employee of the Company. Both notes payable were for the purchase of DIS common stock in 1996. The notes bear interest at 6.58%. The short-term notes payable interest is paid monthly, and the long-term note payable interest is paid annually. During the three months ended January 31, 2003, the Company repaid principal of $30,000 for the short-term note payable.

NOTE 8 - LIQUIDITY

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. At January 31, 2003, the Company has a deficiency in equity of $52,888,000 compared to $50,921,000 as of October 31, 2002, and a working capital deficiency of $52,491,000 as of January 31, 2003 compared to a deficiency of $44,668,000 as of October 31, 2002. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive in two of the last three years. However, the results of the last three quarters show that continued effort is necessary in the future to allow the Company to operate profitably. Such actions and plans include:

     o Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In December 2002, the Company opened a new center in Rancho Bernardo. The Company has no current plans to open any new facilities in the near future.

     o Increase revenue by expanding existing facilities or opening new locations close to existing sites. In order to obtain certain new large contracts, the Company has opened nearby x-ray or satellite offices to meet the increase in patient volume for a certain region. In January 2002, the Company opened two x-ray offices near its Temecula facility which allowed the Company to obtain a new capitation contract for approximately 62,000 lives. In addition, to meet demand and generate economies of scale, the Company has consolidated its mammography and ultrasound services at a few of its largest facilities into separate womens' centers. In September 2002, the Company opened a women's center adjacent to its Orange Imaging facility.

     o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company will renegotiate several of its existing capitation contracts with the goal of increasing net reimbursement for the current fiscal year.

     o Continue to evaluate all facilities' operations and trim excess operating costs as well as general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. Due to a shortage of qualified radiologists in the marketplace, the Company continues to solidify its physician staff while reducing the outside engagement of independent contractors and locum tenens (part-time fill-in physicians) to interpret patient films. In addition, the Company is reviewing its entire staff for potential reductions in non core personnel.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - LIQUIDITY (CONTINUED)

     o Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. Upgrades and new equipment would be acquired only when anticipated increases in patient volume support the increased debt service.

     o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated past success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. Subsequent to the quarter-end, the Company is currently renegotiating several notes payable with DVI and GE to reduce monthly payments and extend terms. On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. While the FDIC has agreed that the Company's credit facility shall continue through its December 2003 term, it has reduced the amount available from $22 million to $15 million. The Company is currently seeking an alternative lending source.

     o Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount. The Company plans to offer the debenture holders the right to extend the debenture for three (3) years, in which event the conversion price would be reduced from $10 to $4. Any remaining debentures would be redeemed on their due date of June 30, 2003.

     o Depending on price, market circumstances and strategic buyers, the Company may look to sell non core assets.

The Company's convertible subordinated debentures mature in June 2003. The aggregate balance due at the time will be $16,698,275 (including quarterly interest). The Company intends to offer each debenture holder the right to extend the term by three or more years together with a reduction in the conversion rate from $10 per share to $4 per share. The Company believes it will have sufficient funds under its available financing resources to purchase the majority of the debentures, if necessary, but such action will severely affect the Company's liquidity.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

Primedex Health Systems, Inc., through its wholly-owned subsidiary, Radnet Management, Inc. and its 91% owned subsidiary, Diagnostic Imaging Services, Inc., is a leading California provider of diagnostic imaging services through its ownership and operation of 58 outpatient diagnostic imaging centers. The Company utilizes sophisticated technology and technical expertise to perform a broad range of imaging procedures, such as magnetic resonance imaging (or MRI), computed tomography (or CT), position emission tomography (or PET), nuclear medicine, ultrasound, mammography, general radiography (or x-ray) and fluoroscopy. The Company's revenues are derived from the ownership, management and operation of its radiology and imaging center network. Professional medical services and supervision are provided through Beverly Radiology Medical Group ("BRMG") and through other independent physicians and physician groups with which the Company contracts. Inasmuch as BRMG is 99% owned by the majority stockholder and president of the Company its revenues and expenses are consolidated with that of the Company.

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

As of January 2002, Medicare decreased reimbursement rates for physician and outpatient services, including diagnostic imaging services. Effective April 1, 2003, the Senate approved a change to the physician update formula that will result in a 1.6% increase in the conversion factor. The net impact will be an increase in the technical component payments of around 6% or more, bringing medicare payments for most of these services back to pre-2002 levels or higher. The Company's centers are principally dependent on its ability to attract referrals from primary care physicians, specialists and other healthcare providers. The referral often depends on the existence of a contractual arrangement with the referred patient's health benefit plan.

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

The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     o    Radnet Management, Inc. ["Radnet"] Subsidiaries
          o    Radnet Sub, Inc. ["Tower"],
          o    Radnet Heartcheck Management, Inc.,
          o    Radnet Managed Imaging Services, Inc. ["RMIS"],
          o    SoCal MR Site Management, Inc.,
          o    Radnet Management I, Inc.,
          o    Radnet Management II, Inc.,
          o    Westchester Imaging Group (a 50% joint venture),
          o    Burbank Advanced Imaging Center, LLC (75%),
          o    Rancho Bernardo Advanced Imaging Center, LLC (75%)
     o    Diagnostic Imaging Services, Inc.
          Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"]

Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations. Westchester Imaging Group is consolidated with the Company based upon the criteria of both SFAS 94 and EITF 97-2.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

The administrative provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPPA") direct the federal government to adopt national electronic standards for automated transfer of certain health care data between health care payors, plans and providers. HIPAA is designed to enable the entire health care industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. The Company's contracted radiology practices and diagnostic imaging centers are "covered entities" under HIPAA, and as such, must comply with the HIPAA electronic data interchange mandates. The Company is required to be compliant by October 16, 2003. The Company is in the process of determining the readiness status of its software vendors, payors and claim clearinghouses to assess exposure with regard to this legislation. The Company is at risk for both its own HIPAA compliance and the compliance of those with whom it does business, particularly third party payors. There can be no assurance that HIPAA compliance issues will not have an adverse effect on the Company's business, results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

Throughout this report the Company makes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements include words such as "may," "will," "would," "could," "likely," "estimate," "intend," "plan," "continue," "believe," "expect" or "anticipate" and other similar words and include all discussions about the Company's acquisition and development plans. The Company does not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," but may be found in other locations as well. These forward-looking statements generally relate to Company plans, objectives and expectations for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that its plans and objectives reflected in or suggested by such forward-looking statements are reasonable, the Company may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what the Company expects. The Company will not update forward-looking statements even though the situation may change in the future.

Specific factors that might cause actual results to differ from the Company's expectation include, but are not limited to:

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       PERCENTAGE DOLLAR
                                                PERCENT OF NET REVENUE                     INCREASE
                                            THREE MONTHS ENDED JANUARY 31,                (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2003                2002                    `02 TO `03
                                        ------------------- -------------------       ---------------------
Revenue                                        281.9%              259.3 %                      19.8%

Less: Allowances                              (181.9)             (159.3)                       25.8
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                        10.2

Operating expense
  Operating expenses                           (75.2)              (72.6)                       14.0
  Depreciation and amortization                (11.9)              (10.3)                       27.6
  Provision for bad debts                       (5.4)               (3.7)                       62.4
                                        ------------------- -------------------       ---------------------
Total operating expense                        (92.5)              (86.6)                       17.7
                                        ------------------- -------------------       ---------------------

Income from operations                           7.5                13.4                       (38.3)

Interest expense, net                          (12.9)              (11.7)                       21.6

Other, net                                        .2                 1.0                       (71.4)
                                        ------------------- -------------------       ---------------------

(Loss) Income before minority                   (5.2)                2.7                      (313.0)
interest

Minority interest                               (0.4)                0.1                      (400.0)
                                        ------------------- -------------------       ---------------------

Net (loss) income                               (5.6)                2.8                      (317.7)
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended January 31, 2003 compared to the three months ended January 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                2003                  2002
                                                ----                  ----
NET REVENUE                                 $35,746,000           $ 32,441,000
-----------

Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered based upon established charges and reduced by contractual allowances. The Company utilizes historical collection experience in estimating contractual allowances. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient or insurance mix, impact of managed care contract pricing and contract revenue and the aging of the patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known.

Net revenue increased approximately $3,305,000, or 10.2%, for the three months ended January 31, 2003, compared to the same period last year. Of the net revenue increase, 41.8% was due to the addition of four new sites subsequent to November 1, 2001 (Burbank, Tarzana Advanced, Grove Diagnostic and Rancho

Bernardo). The remaining 58.2% increase was due primarily to new contracts and increases in throughput at many sites due to the addition or upgrade of medical equipment and expansion of existing facilities. In particular were improvements at the Company's Orange facility where net revenue increased by approximately $612,000 during the three months ended January 31, 2003 versus the same period the prior year due to its expansion in late fiscal 2002. The Company's first quarter is negatively effected by the number of holidays and the variance between work days and pay days during the given period. The Company believes that patient volume was even more dramatically effected this fiscal quarter due to the mid-week placement of the Christmas and New Year's holidays causing reductions in patient volume both before and after each of these holidays.


OPERATING EXPENSES                               2003                  2002
------------------                               ----                  ----
   OPERATING EXPENSES                        $ 26,867,000          $ 23,571,000
   DEPRECIATION AND AMORTIZATION                4,253,000             3,333,000
   PROVISION FOR BAD DEBTS                      1,949,000             1,200,000
                                             -----------------------------------
TOTAL OPERATING EXPENSES                     $ 33,069,000          $ 28,104,000

Operating expenses for the three months ended January 31, 2003 increased approximately $3,296,000, or 14.0%, compared to the same period last year. The majority of this increase was due to a 10.2% increase in net revenue and the variable nature of many of the expense line items including, but not limited to, medical supplies, percentage of revenue agreements relating to physician reading fees and the GE repair and maintenance agreement which increased contracted fees from 3.64% to 3.74% of net revenue effective November 1, 2002.

Included in operating expenses for the three months ended January 31, 2003 and 2002 is approximately $16,166,000 and $14,228,000, respectively, for salaries and reading fees, approximately $2,373,000 and $2,055,000, respectively, for building and equipment rentals, and approximately $8,328,000 and $7,288,000, respectively, in general and administrative expenditures. The Company's general and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities and other expenses including marketing, auto expenses and travel.

During fiscal 2002, the Company in negotiation with some of its outside physician groups converted some of its fixed fee agreements to percent of revenue arrangements. At these centers, including, but not limited to, DRI, Vacaville and Santa Rosa, the physician fees now range from 15% to 18% of net revenue as opposed to a fixed salary. During the three months ended January 31, 2003, these three sites generated increases in net revenue of approximately $697,000 resulting in additional professional reading fees of approximately $110,000 compared to last year. In addition, with the expansion of facilities and increases in the quantity of medical equipment, the Company was required to hire additional technologists and clinic personnel. In fiscal 2002, the Company hired a medical director to oversee physician recruitment and staffing. During the last nine months, he has worked to solidify the existing physician staff and recruit new physicians to replace engaged independent contractors and locum tenens (part-time fill in physicians) who interpreted patient films at much higher fees.

During the last quarters of fiscal 2002, the Company experienced significant insurance rate increases upon policy renewals. From July to October 2002, general liability rates increased 50%, workers compensation insurance rates increased 45% and malpractice rates increased 80%. For the three months ended January 31, 2003, the Company's costs for insurance increased 58%, or $480,000, compared to the same period last year.

Depreciation and amortization for the three months ended January 31, 2003 increased approximately $920,000, or 27.6%, compared to the same period last year. The increase is due to the addition of new sites and the upgrade or addition of equipment throughout fiscal 2002. As of January 31, 2002, net property and equipment was approximately $74.8 million compared to approximately $91.9 million as of January 31, 2003.

Provision for bad debt for the three months ended January 31, 2003 increased approximately $749,000, or 62.4%, compared to the same period last year. Coupled with the increase in net revenue, the Company's overall bad debt percentage increased from approximately 1.4% of gross revenue to approximately 1.9% during fiscal 2002. The Company's historical percentage was primarily affected by the write-off of one individual contract during fiscal 2002.

                                                  2003                  2002
                                                  ----                  ----
INTEREST EXPENSE, NET                         $ 4,620,000           $ 3,798,000
---------------------

Net interest expense for the three months ended January 31, 2003 increased approximately $822,000, or 21.6%, compared to the same period last year. The increase is primarily a result of new equipment financing and working capital loans capitalized into notes payable during fiscal 2002.


                                                    2003                2002
                                                    ----                ----
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY     $ (147,000)           $ 49,000
-------------------------------------------

Minority interest expense for the three months ended January 31, 2003 increased approximately $196,000, or 400.0%, compared to the same period last year. The increase is primarily a result of the income generated from Burbank Advanced Imaging Center and Westchester Imaging Group offset by the losses incurred by Rancho Bernardo Advanced Imaging Center. Burbank's net income increased approximately 159% compared to the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the three months ended January 31, 2003 by $14,000. Cash decreased for the three months ended January 31, 2002 by $37,000.

Cash used by investing activities for the three months ended January 31, 2003 was $1,689,000 compared to $2,221,000 for the same period in 2002. For the three months ended January 31, 2003 and 2002, the Company purchased property and equipment for approximately $1,684,000 and $2,221,000, respectively, and paid loan fees of $5,000 in each period. In addition, during the three months ended January 31, 2002, the Company received payments from related parties of $53,000.

Cash used for financing activities for the three months ended January 31, 2003 was $2,499,000 compared to $3,276,000 for the same period in 2002. For the three months ended January 31, 2003 and 2002, the Company made principal payments on capital leases and notes payable of approximately $6,516,000 and $4,577,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $4,040,000 and $2,766,000, respectively, made payments to related parties of $30,000 and $75,000, respectively, and distributed $300,000 and $200,000, respectively, to one of its joint venture partners. In addition, during the three months ended January 31, 2003, the Company increased its cash disbursements in transit by $278,000 and received proceeds from the issuance of common stock of $29,000. During the three months ended January 31, 2002, the Company decreased its cash disbursements in transit by $1,190,000.

At January 31, 2003, the Company had a working capital deficit of $52,491,000 as compared to a working capital deficit of $44,668,000 at October 31, 2002, representing an increased deficit of $7,823,000. Included in current liabilities of the Company at January 31, 2003 and October 31, 2002 are approximately $14.2 million and $10.2 million, respectively, of revolving lines of credit liabilities and $16.3 million of subordinated bond debentures. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive in two of the last three years. However, the results of the last three quarters show that continued effort is necessary in the future to allow the Company to operate profitably. Such actions and plans include:

     o Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In December 2002, the Company opened a new center in Rancho Bernardo. The Company has no current plans to open any new facilities in the near future.

     o Increase revenue by expanding existing facilities or opening new locations close to existing sites. In order to obtain certain new large contracts, the Company has opened nearby x-ray or satellite offices to meet the increase in patient volume for a certain region. In January 2002, the Company opened two x-ray offices near its Temecula facility which allowed the Company to obtain a new capitation contract for approximately 62,000 lives. In addition, to meet demand and generate economies of scale, the Company has consolidated its mammography and ultrasound services at a few of its largest facilities into separate womens' centers. In September 2002, the Company opened a women's center adjacent to its Orange Imaging facility.

     o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company will renegotiate several of its existing capitation contracts with the goal of increasing net reimbursement for the current fiscal year.

     o Continue to evaluate all facilities' operations and trim excess operating costs as well as general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. Due to a shortage of qualified radiologists in the marketplace, the Company continues to solidify its physician staff while reducing the outside engagement of independent contractors and locum tenens (part-time fill-in physicians) to interpret patient films. In addition, the Company is reviewing its entire staff for potential reductions in non core personnel.

     o Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. Upgrades and new equipment would be acquired only when anticipated increases in patient volume support the increased debt service.

     o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. The Company has demonstrated past success in renegotiation of many of its existing notes payable and capital lease obligations by extending payment terms, reducing interest rates, reducing or eliminating monthly payments and creating long-term balloon payments. Subsequent to the quarter-end, the Company is currently renegotiating several notes payable with DVI and GE to reduce monthly payments and extend terms. On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. While the FDIC has agreed that the Company's credit facility shall continue through its December 2003 term, it has reduced the amount available from $22 million to $15 million. The Company is currently seeking an alternative lending source.

     o Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount. The Company plans to offer the debenture holders the right to extend the debenture for three (3) years, in which event the conversion price would be reduced from $10 to $4. Any remaining debentures would be redeemed on their due date of June 30, 2003.

     o Depending on price, market circumstances and strategic buyers, the Company may look to sell non core assets.

The Company's future obligations for existing notes payable, equipment under capital lease, lines of credit, subordinated bond debentures and equipment and building operating leases for the next five years and thereafter include (numbers in thousands):

                         02/01/03   02/01/04    02/01/05    02/01/06    02/01/07
                            to         to          to          to          to       There-
                         01/31/04   01/31/05    01/31/06    01/31/07    01/31/08     after      Total
                         ---------  ---------   ---------   ---------   ---------  ---------   ---------
Notes payable            $ 14,670   $ 14,910    $ 23,098    $ 13,667    $  9,545   $  4,248    $ 80,138
Interest                 $  8,019   $  6,402    $  4,731    $  2,459    $  1,271   $    381    $ 23,263
                         ---------  ---------   ---------   ---------   ---------  ---------   ---------
  Total                  $ 22,689   $ 21,312    $ 27,829    $ 16,126    $ 10,816   $  4,629    $103,401

Capital leases           $ 12,558   $ 13,006    $ 13,348    $ 11,582    $  8,882   $  8,043    $ 67,419
Interest                 $  5,922   $  4,692    $  3,424    $  2,191    $  1,198   $    507    $ 17,934
                         ---------  ---------   ---------   ---------   ---------  ---------   ---------
  Total                  $ 18,480   $ 17,698    $ 16,772    $ 13,773    $ 10,080   $  8,550    $ 85,353
                         =========  =========   =========   =========   =========  =========   =========

Lines of credit          $ 14,240   $     --    $     --    $     --    $     --   $     --    $ 14,240
                         =========  =========   =========   =========   =========  =========   =========

Bond debentures          $ 16,291   $     --    $     --    $     --    $     --   $     --    $ 16,291
                         =========  =========   =========   =========   =========  =========   =========

Operating Leases:
  Building               $  6,896   $  5,937    $  5,368    $  4,959    $  3,801   $ 15,471    $ 42,432
  Equipment              $  2,300   $  2,041    $  1,845    $    906    $    265   $     --    $  7,357
                         ---------  ---------   ---------   ---------   ---------  ---------   ---------
    Total                $  9,196   $  7,978    $  7,213    $  5,865    $  4,066   $ 15,471    $ 49,789
                         =========  =========   =========   =========   =========  =========   =========

The Company's line of credit with Coast Business Credit, due December 2003, is classified as a current liability primarily because it is collateralized by account receivable and the eligible borrowing base is also classified as a current asset. On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. While the FDIC has agreed that the Company's facility shall continue through its December 2003 term, it has reduced the amount available from $22 million to $15 million. The Company intends to seek an alternate lending source. The Company believes it will be able to obtain a replacement for the Coast line before December, but there can be no assurance a replacement will be available for the full $22 million or at all. Accordingly, the Company has entered into discussions with a third party for sale of certain non core facilities. The discussions are preliminary in nature and there can be no assurance of their success.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems for the maintenance of the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. In August 2001, the agreement was amended and expires on October 31, 2005. The service fee ranges from 2.82% to 3.74% of net revenue [less provisions for bad debt] and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. For the three months ended January 31, 2003, the monthly service fees were 3.74% of net revenue.

On August 31, 2001, the Company entered into a sale-leaseback transaction in which it sold its Orange Imaging facility for $2,250,000 and leased it back for 10 years. Rental commenced at $18,750 per month and increases by 3% per annum. The Company has an option to repurchase the property at any time prior to August 31, 2006, at fair market value (but not less than $2,350,000 nor more than $2,550,000).

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

The Company's working capital needs currently are provided under two lines of credit. Under one agreement with the FDIC [previously Coast Business Credit], due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $15,000,000. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Interest on outstanding borrowings is payable monthly at the greater of 8% or the bank's prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At January 31, 2003 approximately $10,500,000 was outstanding under this line. The lender holds a first lien position on substantially all of Radnet's assets. The president and C.E.O. of the Company has personally guaranteed $10,000,000 of the line. The line is further secured by a $5,000,000 life insurance policy on the life of the president and C.E.O..

Under the second agreement with DVI Business Credit, the Company may borrow the lesser of 110% of eligible accounts receivable or $5,000,000. Interest on the outstanding balance is payable monthly at the bank's prime rate plus 1%. At January 31, 2003, approximately $3,740,000 was outstanding on this line. This line of credit is on a month-to-month basis. This credit line is collateralized by approximately 80% of the Tower division's eligible accounts receivable.

The Company's convertible subordinated debentures mature in June 2003. The aggregate balance due at the time will be $16,698,275 (including quarterly interest). The Company intends to offer each debenture holder the right to extend the term by three or more years together with a reduction in the conversion rate from $10 per share to $4 per share. The Company believes it will have sufficient funds under its available financing resources or from existing lenders to purchase the majority of the debentures, if necessary, but such action will severely affect the Company's liquidity.

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

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company sells its services exclusively in the United States and receives payment for its services exclusively in United States dollars. As a result, the financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The majority of the Company's interest expense is not sensitive to changes in the general level of interest in the United States because the majority of the Company's indebtedness has interest rates which were fixed when the Company entered into the note payable or capital lease obligation. None of the Company's long-term liabilities have variable interest rates. Only the Company's lines of credit, classified as current liabilities on the Company's financial statements, is interest expense sensitive to changes in the general level of interest because it is based upon the current prime rate plus a margin.

ITEM 4 - CONTROLS AND PROCEDURES

              (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                  (a)      Exhibit 11 - Computation of Earnings Per Share
                  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed

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


                                  Primedex Health Systems, Inc.
                                  (Registrant)


March 14, 2003                    By:  Howard G. Berger, M.D.
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer

                                  CERTIFICATION

I, Howard G. Berger, M.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Primedex Health Systems, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 14, 2003


                                     Howard G. Berger, M.D.
                                     -----------------------------------------
                                     Howard G. Berger, M.D.
                                     President and Principal Financial Officer