Form 10-Q
period 2003-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 2003-06-23
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarter Ended April 30, 2003           Commission File Number 0-19019
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

                                    Yes     X        No  ____
                                         -------

Number of shares outstanding of the issuer's common stock as of June 10, 2003 was 41,100,734 [excluding treasury shares].

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
---------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------

                                                              APRIL 30,          OCTOBER 31,
                                                              ---------          -----------
                                                                2003                2002
                                                                ----                ----
                                                             (UNAUDITED)
                                                             -----------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $      54,000      $      36,000
  Accounts receivable, net                                     29,441,000         29,453,000
  Unbilled receivables and other receivables                      137,000          1,451,000
  Deferred income taxes                                         1,101,000          2,100,000
  Other                                                         1,305,000          1,518,000
                                                            --------------     --------------
           Total current assets                                32,038,000         34,558,000
                                                            --------------     --------------

PROPERTY AND EQUIPMENT, NET                                    88,407,000         87,875,000
                                                            --------------     --------------

OTHER ASSETS:
  Accounts receivable, net                                      2,474,000          2,366,000
  Goodwill, net                                                23,064,000         23,064,000
  Deferred income taxes                                         4,135,000          3,135,000
  Other                                                           544,000            641,000
                                                            --------------     --------------
           Total other assets                                  30,217,000         29,206,000
                                                            --------------     --------------

                                                            $ 150,662,000      $ 151,639,000
                                                            ==============     ==============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash disbursements in transit                             $   5,475,000      $   4,613,000
  Accounts payable and accrued expenses                        20,187,000         20,871,000
  Subordinated debentures payable                               7,143,000         16,291,000
  Notes payable to related party                                1,142,000          1,173,000
  Current portion of notes and leases payable                  44,083,000         36,278,000
                                                            --------------     --------------
           Total current liabilities                           78,030,000         79,226,000
                                                            --------------     --------------

LONG-TERM LIABILITIES:
  Subordinated debentures payable                               9,148,000                 --
  Notes payable to related party                                  105,000            105,000
  Notes and leases payable, net of current portion            114,409,000        121,031,000
  Accrued expenses                                                597,000            694,000
                                                            --------------     --------------
           Total long-term liabilities                        124,259,000        121,830,000
                                                            --------------     --------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                      560,000          1,504,000
                                                            --------------     --------------

STOCKHOLDERS' DEFICIT                                         (52,187,000)       (50,921,000)
                                                            --------------     --------------

                                                            $ 150,662,000      $ 151,639,000
                                                            ==============     ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             ------------------                     ----------------
                                                  APRIL 30,                             APRIL 30,
                                                  ---------                             ---------
                                           2003               2002               2003              2002
                                           ----               ----               ----              ----
REVENUE
  Revenue                             $ 103,968,000      $  91,717,000      $ 204,737,000      $ 175,837,000
  Less: Allowances                       68,084,000         57,995,000        133,107,000        109,674,000
                                      --------------     --------------     --------------     --------------

     Net revenue                         35,884,000         33,722,000         71,630,000         66,163,000
                                      --------------     --------------     --------------     --------------

OPERATING EXPENSES
  Operating expenses                     26,222,000         23,850,000         53,089,000         47,421,000
  Depreciation and amortization           4,298,000          3,792,000          8,551,000          7,125,000
  Provision for bad debts                 2,040,000          1,347,000          3,989,000          2,547,000
  (Gain) loss on sale of interest
    in center or equipment               (2,953,000)            92,000         (2,953,000)            82,000
                                      --------------     --------------     --------------     --------------

     Total operating expenses            29,607,000         29,081,000         62,676,000         57,175,000
                                      --------------     --------------     --------------     --------------

     Income from operations               6,277,000          4,641,000          8,954,000          8,988,000
                                      --------------     --------------     --------------     --------------

OTHER EXPENSE
  Interest expense, net                  (4,558,000)        (3,987,000)        (9,178,000)        (7,785,000)
  Other (expense) income, net              (886,000)           307,000           (792,000)           626,000
                                      --------------     --------------     --------------     --------------

     Total other expense                 (5,444,000)        (3,680,000)        (9,970,000)        (7,159,000)
                                      --------------     --------------     --------------     --------------

INCOME BEFORE MINORITY
  INTEREST                                  833,000            961,000         (1,016,000)         1,829,000
                                      --------------     --------------     --------------     --------------

MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                   (132,000)          (125,000)          (279,000)           (76,000)
                                      --------------     --------------     --------------     --------------

NET INCOME (LOSS)                     $     701,000      $     836,000      $  (1,295,000)     $   1,753,000
                                      ==============     ==============     ==============     ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
-------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                       ------------------                        ----------------
                                           APRIL 30,                                 APRIL 30,
                                           ---------                                 ---------
                                   2003                 2002                 2003                 2002
                                   ----                 ----                 ----                 ----
BASIC NET INCOME
  PER SHARE:                $             .02     $            .02     $           (.03)    $            .04
                            ==================    =================    =================    =================

DILUTED NET INCOME
  PER SHARE:                $             .02     $            .02     $           (.03)    $            .04
                            ==================    =================    =================    =================


WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                            41,100,734           40,759,664           41,076,590           40,745,928
                            ==================    =================    =================    =================

  DILUTED                          41,100,734           45,664,135           41,076,590           43,198,164
                            ==================    =================    =================    =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------

                                   Common Stock
                                  $.01 par value
                              -----------------------
                                100,000,000 shares
                                    authorized                          Treasury Stock, at cost         Stock
                              -----------------------     Paid-in       -------------------------     Accumulated      Stockholders'
                                 Shares      Amount       Capital        Shares         Amount          Deficit           Deficit
                              -----------   ---------   -------------   -----------    ----------    --------------    -------------
BALANCE - OCTOBER 31, 2002    42,830,734    $429,000    $100,328,000    (1,825,000)    $(695,000)    $(150,983,000)    $(50,921,000)

  Issuance of common stock        95,000       1,000          28,000            --            --                --           29,000

  Net loss                            --          --              --            --            --        (1,295,000)      (1,295,000)
                              -----------   ---------   -------------   -----------    ----------    --------------    -------------

BALANCE - APRIL 30, 2003
  (UNAUDITED)                 42,925,734    $430,000    $100,356,000    (1,825,000)    $(695,000)    $(152,278,000)    $(52,187,000)
                              ===========   =========   =============   ===========    ==========    ==============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
---------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                                           SIX MONTHS ENDED
                                                                           ----------------
                                                                              APRIL 30,
                                                                              ---------
                                                                        2003              2002
                                                                        ----              ----
NET CASH FROM OPERATING ACTIVITIES                                  $  6,498,000      $  7,071,000
                                                                    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                  (2,116,000)       (3,953,000)
  Proceeds from sale of imaging centers, property and equipment        1,367,000         1,700,000
  Payments from related parties                                               --            77,000
                                                                    -------------     -------------

                 Net cash used by investing activities                  (749,000)       (2,176,000)
                                                                    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                                          901,000           531,000
  Principal payments on notes and leases payable                     (13,179,000)      (10,542,000)
  Proceeds from short-term and long-term borrowings                    6,864,000         5,360,000
  Proceeds from issuance of common stock                                  28,000             2,000
  Loan fees                                                              (14,000)          (10,000)
  Payments to related parties                                            (31,000)         (119,000)
  Joint venture proceeds                                                      --           125,000
  Joint venture distribution                                            (300,000)         (275,000)
                                                                    -------------     -------------

                 Net cash used by financing activities                (5,731,000)       (4,928,000)
                                                                    -------------     -------------

NET INCREASE (DECREASE) IN CASH                                           18,000           (33,000)
CASH, beginning of period                                                 36,000            40,000
                                                                    -------------     -------------

CASH, end of period                                                 $     54,000      $      7,000
                                                                    =============     =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                                  $  8,453,000      $  7,145,000
                                                                    -------------     -------------
          Income taxes                                              $         --      $    156,000
                                                                    -------------     -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------
SIX MONTHS ENDED APRIL 30, 2003 AND 2002
--------------------------------------------------------------------------------


     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $7,092,000 and $21,505,000 for the six months ended April 30, 2003 and 2002, respectively.

     During the six months ended April 30, 2003 and 2002, the Company recorded imputed interest expense related to notes payable and capital lease deferred payments and restructuring charges of approximately $716,000 and $636,000, respectively.

     Effective March 31, 2003, the Company sold its 50% share in Westchester Imaging Group and recognized a gain on the sale of approximately $2,952,000. As part of the sale, the Company wrote-off approximately $239,000 in net property and equipment, $52,000 in other assets, $341,000 in notes and capital leases, $923,000 in minority interest and $612,000 in accounts payable and accrued expenses.

     In April 2003, the Company wrote-off approximately $218,000 in other current assets relating to its Tower Heartcheck operation.

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


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENATATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 2003 and 2002 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2002.

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

     Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations. Westchester Imaging Group ("WIG") was consolidated with the Company based upon the criteria of EITF 97-2 insofar as the Company had a controlling financial interest in WIG through a contractual management arrangement. The Company's share of Westchester Imaging Group was sold on March 31, 2003.

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

NOTE 2 - NATURE OF BUSINESS

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services through its 55 facilities. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

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

     In April 2003, the FASB issued SFAS No. 149 ("Amendment of Statement 133 on Derivative Instruments and Hedging Activities"). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe SFAS No. 149 will have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150 ("Accounting for certain financial instruments with characteristics of both liabilities and equity"). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes the adoption of SFAS No. 150 will not have a material impact on the Company's financial statements.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES - CONTINUED

Center sales:
     Effective March 31, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for $283,000, which represented 50% of the remaining liabilities, resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000. Net revenue and net income of Westchester for the six months ended April 30, 2003 was $2,283,000 and $255,000, respectively. Net revenue and net income of Westchester for the six months ended April 30, 2002 was $2,415,000 and $161,000, respectively.

     During the second quarter of fiscal 2003, the Company closed two of its satellite x-ray facilities servicing its Riverside and Long Beach (Los Coyotes) locations, respectively. The closures were cost reduction measures where volume at these locations could be directed to other nearby facilities with existing equipment operating below capacity.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

    Goodwill is recorded at cost of $29,330,000, less accumulated amortization of $6,266,000 as of April 30, 2003 and October 31, 2002. Other intangible assets consist of offering costs and loan fees which are expected to be fully amortized by June 2003 and December 2003, respectively.

     The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective November 1, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $730,000 ($0.02 per share) for each of the quarters ended April 30, 2003 and 2002.

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

     During the six months ended April 30, 2003, the Company retired 17,500 options to purchase common stock at a weighted average price of approximately $.60 per share due to the termination of employees. In addition, the Company issued five-year warrants to two physicians for a combined 150,000 shares of common stock at a weighted average price of approximately $.64 per share upon entering employment agreements with the Company.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS

    The amount due to related parties at October 31, 2002 consisted of $1,173,000 of short-term notes payable due to an officer of the Company, and $105,000 of long-term notes payable due to an employee of the Company. Both notes payable were for the purchase of DIS common stock in 1996. The notes bear interest at 6.58%. The short-term notes payable interest is paid monthly, and the long-term note payable interest is paid annually. During the six months ended April 30, 2003, the Company repaid principal of $31,000 for the short-term note payable.

NOTE 8 - SUBSEQUENT EVENTS

    Subsequent to the quarter's end, the Company retired 130,000 warrants to purchase common stock at a weighted average price of $.76 per share due to termination of two physicians, and issued 100,000 five-year warrants to purchase common stock at a weighted average price of $.36 per share to one physician upon entering an employment agreement with the Company. In addition, the Company retired an additional 8,500 stock options at a weighted average price of $.75 per share upon the termination of employees.

    In May 2003, the Company restructured sixteen of its existing notes payable with DVI Financial Services, Inc. reducing its monthly payments by approximately $210,000 per month for the next nine months. In the tenth month, the monthly payments increase to approximately $350,000 per month, an increase of $16,000 per month over historical payment levels. The short-term cash flow savings are approximately $1,845,000. The revised notes bear interest at approximately 8.5% to 10.5% and have terms from 45 to 71 months with six notes payable having balloon payments.

    Beginning in April 2003, the Company began receiving short-term working capital loans from GE Healthcare Financial Services for $200,000 per month for nine months, or $1,800,000. Subsequent to the quarter's end, the Company will still receive eight installments totaling $1,600,000. The notes will accrue interest only until the final installment with the first payment for all nine notes to be made in January 2004. The five-year notes payable bear interest at 9.00%.

    In May 2003, the Company sent out a solicitation requesting current subordinated debenture holders to extend its term from June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company will reduce the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. The Company also agreed not to redeem the bonds prior to June 2005. As of June 10, 2003, the Company had received consents to extend for $9,148,000 of the bondholders. It is anticipated more consents will be received in the upcoming weeks. On July 1, 2003, the Company will pay the final interest payment at 10% (per annum) and intends to provide a mechanism for those bondholders who choose not to extend the term of the bonds to contact the Company for payment. As of October 1, 2003, the bondholders will be paid interest on their principal at 11.5% (per annum).

    Effective May 1, 2003, the Company received an increase in its capitation reimbursement from Oasis Medical Group averaging approximately $45,000 per month which will benefit the Company's Desert Advanced facilities (Palm Springs and Palm Desert). Effective July 1, 2003, the Company entered into a new capitation arrangement with Lakeside Medical Group for approximately 50,000 lives primarily benefiting the Company's Northridge, Burbank and Tower facilities.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8 - SUBSEQUENT EVENTS - continued

    Effective August 1, 2003, the Company will form a new LLC with CTI Molecular Imaging which will provide PET services at its Tower Roxsan facility. CTI will provide the equipment and the Company will provide the facility, physician, employees and supplies necessary to provide the services. Roxsan currently has sufficient space to house the PET so the Company will only need to provide the variable expenditures necessary.

NOTE 9 - LIQUIDITY

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. At April 30, 2003, the Company has a deficiency in equity of $52,187,000 compared to $50,921,000 as of October 31, 2002, and a working capital deficiency of $45,992,000 as of April 30, 2003 compared to a deficiency of $44,668,000 as of October 31, 2002. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive in two of the last three years. However, the results of the last twelve months show that continued effort is necessary in the future to allow the Company to operate profitably. Such actions and plans include:

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

    o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company will renegotiate several of its existing capitation contracts with the goal of increasing net reimbursement for the current fiscal year. Effective May 1, 2003, the Company received an increase in its capitation reimbursement from Oasis Medical Group averaging approximately $45,000 per month which will benefit the Company's Desert Advanced facilities (Palm Springs and Palm Desert).

    o Continue to evaluate all facilities' operations and trim excess operating and general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. During the second quarter of fiscal 2003, the Company closed two of its satellite x-ray facilities servicing its Riverside and Long Beach (Los Coyotes) locations, respectively. The closures were cost reduction measures where volume at these locations could be directed to other nearby facilities with existing equipment operating below capacity.

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

    o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. In May 2003, the Company restructured sixteen of its existing notes payable with DVI Financial Services, Inc. reducing its monthly payments by approximately $210,000 per month for the next nine months. In the tenth month, the month payments increase to approximately $350,000 per month, an increase of $16,000 per month over historical payment levels. The short-term cash flow savings are approximately $1,845,000. The revised notes bear interest at approximately 8.5% to 10.5% and have terms from 45 to 71 months with six notes payable having balloon payments.

        Beginning in April 2003, the Company began receiving short-term working capital loans from GE Healthcare Financial Services for $200,000 per month for nine months, or $1,800,000. Subsequent to the quarter's end, the Company will still receive eight installments totaling $1,600,000. The notes will accrue interest only until the final installment with the first payment for all nine notes to be made in January 2004. The five-year notes payable bear interest at 9.00%.

        On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. As part of that process, the FDIC advised the Company that until its account was sold its credit line would be reduced to $15.5 million. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to GF Asset Management, Inc., a division of GE. As a result of the Company's relationship with GE, both companies are working on an arrangement to continue to provide a revolving line of credit with the Company past the December 31, 2003 termination possibly consolidating all of the Company's receivables into one line of credit.

        In May 2003, the Company sent out a solicitation requesting current subordinated debenture holders to extend its term from June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company will reduce the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. The Company also agreed not to redeem the bonds prior to June 2005. As of June 10, 2003, the Company had received consents to extend for $9,148,000 of the bondholders. It is anticipated more consents will be received in the upcoming weeks. On July 1, 2003, the Company will pay the final interest payment at 10% (per annum) and intends to provide a mechanism for those bondholders who choose not to extend the term of the bonds to contact the Company for payment. As of October 1, 2003, the bondholders will be paid interest on their principal at 11.5% (per annum). The Company believes it will have sufficient funds under its available financing resources to purchase the remaining debentures, if necessary, but such action will severely affect the Company's liquidity.

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

    o Depending on price, market circumstances and strategic buyers, the Company may look to sell non core assets. Effective March 31, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for $283,000, which represented 50% of the remaining liabilities, resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000.

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

ITEM 2:
PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     Primedex Health Systems, Inc., incorporated on October 21, 1985, provides diagnostic imaging services through its 55 facilities. The Company arranges for the non-medical aspects of medical imaging offering MRI, CT, PET, ultrasound, mammography, nuclear medicine and general diagnostic radiology to the public.

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

     Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations. Westchester Imaging Group ("WIG") was consolidated with the Company based upon the criteria of EITF 97-2 insofar as the Company had a controlling financial interest in WIG through a contractual management arrangement. The Company's share of Westchester Imaging Group was sold on March 31, 2003.

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

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT

The administrative provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") direct the federal government to adopt national electronic standards for automated transfer of certain health care data between health care payors, plans and providers. HIPAA is designed to enable the entire health care industry to communicate electronic data using a single set of standards, thus eliminating all nonstandard formats currently in use. The Company's contracted radiology practices and diagnostic imaging centers are "covered entities" under HIPAA, and as such, must comply with the HIPAA electronic data interchange mandates. The Company is required to be compliant by October 16, 2003. The Company is in the process of determining the readiness status of its software vendors, payors and claim clearinghouses to assess exposure with regard to this legislation. The Company is at risk for both its own HIPAA compliance and the compliance of those with whom it does business, particularly third party payors. There can be no assurance that HIPAA compliance issues will not have an adverse effect on the Company's business, results of operations or financial condition.

FORWARD LOOKING STATEMENTS:

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

     - the Company's substantial indebtedness, debt service requirements and liquidity constraints;

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2003 AND 2002

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                       PERCENTAGE DOLLAR
                                                PERCENT OF NET REVENUE                     INCREASE
                                              SIX MONTHS ENDED APRIL 30,                  (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2003                2002                    `02 TO `03
                                        ------------------- -------------------       ---------------------
Revenue                                        285.8%              265.8 %                      16.4%

Less: Allowances                              (185.8)             (165.8)                       21.4
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                         8.3

Operating expense
  Operating expenses                           (74.1)              (71.7)                       12.0
  Depreciation and amortization                (11.9)              (10.8)                       20.0
  Provision for bad debts                       (5.6)               (3.8)                       56.6
  Gain (loss) on sale of centers
     and equipment                               4.1                (0.1)                    (3701.2)
                                        ------------------- -------------------       ---------------------
Total operating expense                        (87.5)              (86.4)                        9.6
                                        ------------------- -------------------       ---------------------

Income from operations                          12.5                13.6                        (0.4)

Interest expense, net                          (12.8)              (11.8)                       17.9

Other (expense) income, net                     (1.1)                1.0                      (226.5)
                                        ------------------- -------------------       ---------------------

(Loss) Income before minority                   (1.4)                2.8                      (155.5)
interest

Minority interest                               (0.4)               (0.1)                      267.1
                                        ------------------- -------------------       ---------------------

Net income (loss)                               (1.8)                2.7                      (173.9)
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the six months ended April 30, 2003 compared to the six months ended April 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

                                                 2003                  2002
                                                 ----                  ----
NET REVENUE                                  $71,630,000           $ 66,163,000
-----------

Revenue of the contracted radiology practices and diagnostic imaging centers is recorded when services are rendered based upon established charges and reduced by contractual allowances. The Company utilizes historical collection experience in estimating contractual allowances. The factors influencing the historical collection experience include the contracted radiology practices' and diagnostic imaging centers' patient or insurance mix, impact of managed care contract pricing and contract revenue and the aging of the patient accounts receivable balances. As these factors change, the historical collection experience is revised accordingly in the period known. Net revenue as a percentage of gross revenue may change from period to period for a variety of reasons including changes in reimbursement and changes in fee schedules. As the Company consolidates its billing into one internal system, a universal gross fee schedule is being utilized which may differ from previous gross charge amounts from 5% to 30%. In those cases, the individual facility's collection percentage would decrease to accurately reflect the period's net revenue. The Company anticipates all facilities will be converted to its internal billing and collection system by fiscal year-end with the exception of its three Tower locations.

Net revenue increased approximately $5,467,000, or 8.3%, for the six months ended April 30, 2003, compared to the same period last year. Of the net revenue increase, 40.2% was due to the addition of four new sites subsequent to November 1, 2001 (Burbank, Tarzana Advanced, Grove Diagnostic and Rancho Bernardo). The remaining 59.8% increase was due primarily to new contracts and increases in throughput at many sites due to the addition or upgrade of medical equipment and expansion of existing facilities. In particular were improvements at the Company's Orange facility where net revenue increased by approximately $1,374,000 during the six months ended April 30, 2003 versus the same period the prior year due to its expansion in late fiscal 2002.

OPERATING EXPENSES                                     2003             2002
------------------                                     ----             ----
   OPERATING EXPENSES                             $ 53,089,000     $ 47,421,000
   DEPRECIATION AND AMORTIZATION                     8,551,000        7,125,000
   PROVISION FOR BAD DEBTS                           3,989,000        2,547,000
   (GAIN) LOSS ON SALE OF INTEREST IN CENTER
     OR EQUIPMENT                                   (2,953,000)          82,000
                                                  -------------    -------------
TOTAL OPERATING EXPENSES                          $ 62,676,000     $ 57,175,000

Operating expenses for the six months ended April 30, 2003 increased approximately $5,668,000, or 12.0%, compared to the same period last year. The majority of this increase was due to a 8.3% increase in net revenue and the variable nature of many of the expense line items including, but not limited to, medical supplies, billing fees, percentage of revenue agreements relating to physician reading fees and the GE repair and maintenance agreement which increased contracted fees from 3.64% to 3.74% of net revenue effective November 1, 2002. In addition, many sites expanded their operations in late fiscal 2002 including Orange Imaging Center which opened two additional facilities across the street.

Included in operating expenses for the six months ended April 30, 2003 and 2002 is approximately $31,668,000 and $28,703,000, respectively, for salaries and reading fees, approximately $4,758,000 and $4,184,000, respectively, for building and equipment rentals, and approximately $16,663,000 and $14,534,000, respectively, in general and administrative expenditures. The Company's general and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities and other expenses including marketing, auto expenses and travel.

During fiscal 2002, the Company in negotiation with some of its outside physician groups converted some of its fixed fee agreements to percent of revenue arrangements. At these centers, including, but not limited to, DRI, Vacaville and Santa Rosa, the physician fees now range from 15% to 18% of net revenue as opposed to a fixed salary. During the six months ended April 30, 2003, these three sites generated increases in net revenue (less provision for bad debt) of approximately $800,000 resulting in additional professional reading fees of approximately $130,000 compared to last year. In addition, with the expansion of facilities and increases in the quantity of medical equipment, the Company was required to hire additional technologists and clinic personnel.

During the last quarters of fiscal 2002, the Company experienced significant insurance rate increases upon policy renewals. From July to October 2002, general liability rates increased 50%, workers compensation insurance rates increased 45% and malpractice rates increased 80%. For the six months ended April 30, 2003, the Company's costs for insurance increased 48%, or $850,000, compared to the same period last year.

Depreciation and amortization for the six months ended April 30, 2003 increased approximately $1,426,000, or 20.0%, compared to the same period last year. The increase is due to the addition of new sites and the upgrade or addition of equipment throughout fiscal 2002 and early fiscal 2003. As of April 30, 2003, gross property and equipment was approximately $139 million compared to approximately $121 million as of April 30, 2002. During the twelve-month period from April 30, 2002 to April 30, 2003, the Company purchased or acquired equipment under lease of approximately $23.8 million and disposed or sold equipment of approximately $5.6 million. The increase in equipment resulted in increased business property taxes of approximately $240,000, or 36%, for the six months ended April 30, 2003 as compared to the same period in the prior year.

Provision for bad debt for the six months ended April 30, 2003 increased approximately $1,442,000, or 56.6%, compared to the same period last year. Coupled with the increase in net revenue, the Company's overall bad debt percentage increased from approximately 1.4% of gross revenue to approximately 1.9% during fiscal 2002. The Company's historical percentage was primarily affected by the write-off of one individual contract during fiscal 2002.

Gain on sale of centers and equipment for the six months ended April 30, 2003 increased $3,035,000, or 3701.2%, compared to the same period last year. The increase is primarily due to the sale of the Company's interest in a center. During the six months ended April 30, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for 50% of the remaining liabilities, approximately $283,000, resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000.

                                               2003                  2002
                                               ----                  ----
INTEREST EXPENSE, NET                      $ 9,178,000           $ 7,785,000
---------------------

Net interest expense for the six months ended April 30, 2003 increased approximately $1,393,000, or 17.9%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing offset by decreases in line of credit interest charges with the reductions in the prime interest rate during the respective periods.

                                               2003                  2002
                                               ----                  ----
OTHER (EXPENSE) INCOME, NET                 $(792,000)            $ 626,000
---------------------------

Other income, net of other expense, for the six months ended April 30, 2003 decreased approximately $1,418,000, or 226.5%, compared to the same period last year. Other income consists of professional reading income, record copy income, deferred income on the sale and leaseback of the Company's Orange facility and other miscellaneous receipts. Other expenses consist primarily of modification fee amortization and other miscellaneous expenses or write-offs. During the six months ended April 30, 2003, the Company incurred a one-time charge for the write-off of approximately $218,000 in other current assets relating to its Tower Heartcheck operation and expensed approximately $780,000 for actual and anticipated expenditures relating to pending litigation involving covenants not to compete (see Part II). These expenses were offset by other income including professional reading, record copy and deferred revenue. In addition to other income, during the six months ended April 30, 2002, the Company received approximately $80,000 in general insurance refund checks for losses sustained at its Northridge and Tustin facilities, and received approximately $150,000 for an insurance reimbursement for a business interruption loss at its Roxsan facility when its MRI sustained water damage and was out of service for approximately six weeks.

                                                        2003             2002
                                                        ----             ----
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY         ($ 279,000)       ($ 76,000)
-------------------------------------------

Minority interest expense for the six months ended April 30, 2003 increased approximately $203,000, or 267.1%, compared to the same period last year. Minority interest is primarily comprised of 25% of the earnings of Burbank Advanced Imaging Center and Rancho Bernardo Advanced Imaging Center and 50% of the earnings of Westchester Imaging Group. The Company's share in Westchester Imaging Group was sold on March 31, 2003. Rancho Bernardo Advanced opened in December 2002. During the six months ended April 30, 2003 and 2002, minority interest related to Westchester was approximately ($255,000) and ($161,000), respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.

                                                                                        PERCENTAGE DOLLAR
                                                PERCENT OF NET REVENUE                      INCREASE
                                             THREE MONTHS ENDED APRIL 30,                  (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2003                2002                    `02 TO `03
                                        ------------------- -------------------       ---------------------
Revenue                                        289.7%              272.0 %                      13.4%

Less: Allowances                              (189.7)             (172.0)                       17.4
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                         6.4

Operating expense
  Operating expenses                           (73.1)              (70.7)                        9.9
  Depreciation and amortization                (11.9)              (11.2)                       13.3
  Provision for bad debts                       (5.7)               (4.0)                       51.4
  (Gain) loss on sale of interest
    in center or equipment                       8.2                (0.3)                    (3309.8)
                                        ------------------- -------------------       ---------------------
Total operating expense                        (82.5)              (86.2)                        1.8
                                        ------------------- -------------------       ---------------------

Income from operations                          17.5                13.8                        35.3

Interest expense, net                          (12.7)              (11.8)                       14.3

Other, net                                      (2.5)                0.9                      (388.6)
                                        ------------------- -------------------       ---------------------

Income before minority interest                  2.3                 2.9                       (13.3)

Minority interest                               (0.4)               (0.4)                        5.6
                                        ------------------- -------------------       ---------------------

Net income                                       1.9                 2.5                       (16.1)
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended April 30, 2003 compared to the three months ended April 30, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                 2003                  2002
                                                 ----                  ----
NET REVENUE                                  $35,884,000           $ 33,722,000
-----------

Net revenue increased approximately $2,162,000, or 6.4%, for the three months ended April 30, 2003, compared to the same period last year. The majority of the increase was due primarily to new contracts and increases in throughput at many sites due to the addition or upgrade of medical equipment and expansion of existing facilities. In particular were improvements at the Company's Orange facility where net revenue increased by approximately $718,000 during the three months ended April 30, 2003 versus the same period the prior year due to its expansion in late fiscal 2002. In addition, the quarter showed dramatic improvements in two of its newest centers, Burbank and Tarzana Advanced, which opened in late November 2001 and January 2002, respectively, where net revenues increased approximately $369,000 and $337,000, respectively, for the three months ended April 30, 2003 versus the same period the prior year.

OPERATING EXPENSES                                    2003              2002
------------------                                    ----              ----
   OPERATING EXPENSES                            $ 26,222,000      $ 23,850,000
   DEPRECIATION AND AMORTIZATION                    4,298,000         3,792,000
   PROVISION FOR BAD DEBTS                          2,040,000         1,347,000
   (GAIN) LOSS ON SALE OF INTEREST IN CENTER
     OR EQUIPMENT                                  (2,953,000)           92,000
                                                 -------------     -------------
TOTAL OPERATING EXPENSES                         $ 29,607,000      $ 29,081,000

Operating expenses for the three months ended April 30, 2003 increased approximately $2,372,000, or 9.9%, compared to the same period last year. The majority of this increase was due to a 6.4% increase in net revenue and the variable nature of many of the expense line items including, but not limited to, medical supplies, billing fees, percentage of revenue agreements relating to physician reading fees and the GE repair and maintenance agreement which increased contracted fees from 3.64% to 3.74% of net revenue effective November 1, 2002. In addition, many sites expanded their operations in late fiscal 2002 including Orange Imaging Center which opened two additional facilities across the street. Coupled with the expansion of facilities and increases in the quantity of medical equipment, the Company was required to hire additional technologists and clinic personnel.

Included in operating expenses for the three months ended April 30, 2003 and 2002 is approximately $15,502,000 and $14,475,000, respectively, for salaries and reading fees, approximately $2,385,000 and $2,129,000, respectively, for building and equipment rentals, and approximately $8,335,000 and $7,246,000, respectively, in general and administrative expenditures. The Company's general and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities and other expenses including marketing, auto expenses and travel.

During the last quarters of fiscal 2002, the Company experienced significant insurance rate increases upon policy renewals. From July to October 2002, general liability rates increased 50%, workers compensation insurance rates increased 45% and malpractice rates increased 80%. For the three months ended April 30, 2003, the Company's costs for insurance increased 39%, or $370,000, compared to the same period last year.

Depreciation and amortization for the three months ended April 30, 2003 increased approximately $506,000, or 13.3%, compared to the same period last year. The increase is due to the addition of new sites and the upgrade or addition of equipment throughout fiscal 2002 and early fiscal 2003. As of April 30, 2003, gross property and equipment was approximately $139 million compared to approximately $121 million as of April 30, 2002. During the twelve-month period from April 30, 2002 to April 30, 2003, the Company purchased or acquired equipment under lease of approximately $23.8 million and disposed or sold equipment of approximately $5.6 million. The increase in equipment resulted in increased business property taxes of approximately $112,000, or 32%, for the three months ended April 30, 2003 as compared to the same period in the prior year.

Provision for bad debt for the three months ended April 30, 2003 increased approximately $693,000, or 51.4%, compared to the same period last year. Coupled with the increase in net revenue, the Company's overall bad debt percentage increased from approximately 1.4% of gross revenue to approximately 1.9% during fiscal 2002. The Company's historical percentage was primarily affected by the write-off of one individual contract during fiscal 2002.

Gain on sale of centers and equipment for the three months ended April 30, 2003 increased $3,045,000, or 3309.8%, compared to the same period last year. The increase is primarily due to the sale of the Company's interest in a center. During the three months ended April 30, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for 50% of the remaining liabilities, approximately $283,000, resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000.

                                                2003                  2002
                                                ----                  ----
INTEREST EXPENSE, NET                       $ 4,558,000           $ 3,987,000
---------------------

Net interest expense for the three months ended April 30, 2003 increased approximately $571,000, or 14.3%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing offset by decreases in line of credit interest charges with the reductions in the prime interest rate during the respective periods.

                                                2003                  2002
                                                ----                  ----
OTHER (EXPENSE) INCOME, NET                 $ (886,000)            $ 307,000
---------------------------

Other income, net of other expense, for the three months ended April 30, 2003 decreased approximately $1,193,000, or 388.6%, compared to the same period last year. Other income consists of professional reading income, record copy income, deferred income on the sale and leaseback of the Company's Orange facility and other miscellaneous receipts. Other expenses consist primarily of modification fee amortization and other miscellaneous expenses or write-offs. During the three months ended April 30, 2003, the Company incurred a one-time charge for the write-off of approximately $218,000 in other current assets relating to its Tower Heartcheck operation and expensed approximately $780,000 for actual and anticipated expenditures relating to pending litigation involving covenants not to compete (see Part II). These expenses were offset by other income including professional reading, record copy and deferred revenue. In addition to other income, during the three months ended April 30, 2002, the Company recognized deferred income from the sale and leaseback of its Orange facility of $23,000 and received approximately $80,000 in general insurance refund checks for losses sustained at its Northridge and Tustin facilities.

                                                     2003                2002
                                                     ----                ----
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY      ($ 132,000)         ($ 125,000)
-------------------------------------------

Minority interest expense for the three months ended April 30, 2003 increased approximately $7,000, or 5.6%, compared to the same period last year. Minority interest is primarily comprised of 25% of the earnings of Burbank Advanced Imaging Center and Rancho Bernardo Advanced Imaging Center and 50% of the earnings of Westchester Imaging Group. The Company's share in Westchester Imaging Group was sold on March 31, 2003. Rancho Bernardo Advanced opened in December 2002. During the three months ended April 30, 2003 and 2002, minority interest related to Westchester was approximately ($113,000) and ($108,000), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the six months ended April 30, 2003 by $18,000 and decreased for the six months ended April 30, 2002 by $33,000.

Cash used by investing activities for the six months ended April 30, 2003 was $749,000 compared to $2,176,000 for the six months ended April 30, 2002. For the six months ended April 30, 2003 and 2002, the Company purchased property and equipment for approximately $2,116,000 and $3,953,000, respectively, received proceeds from the sale of imaging centers or property and equipment of $1,367,000 and $1,700,000, respectively. During the six months ended April 30, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for 50% of the remaining liabilities of approximately $283,000 resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000. During the six months ended April 30, 2002, the Company sold the land and building at its Northridge facility for $1,700,000 and leased the existing facility for ten years with a beginning base rent of $13,458 per month. The Company recognized a loss on the sale of approximately $147,000. In addition, during the six months ended April 30, 2002, the Company received payments from related parties of $77,000.

Cash used for financing activities for the six months ended April 30, 2003 was $5,731,000 compared to $4,928,000 for the same period in 2002. For the six months ended April 30, 2003 and 2002, the Company made principal payments on capital leases and notes payable of approximately $13,179,000 and $10,542,000, respectively, increased its cash disbursements in transit by $901,000 and $531,000, respectively, received proceeds from the sale of common stock of $28,000 and $2,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $6,864,000 and $5,360,000, respectively, paid loan fees of $14,000 and $10,000, respectively, received payments from related parties of $31,000 and $119,000, respectively, and made joint venture distributions of $300,000 and $275,000, respectively. In addition, during the six months ended April 30, 2002, the Company received joint venture proceeds of $125,000 for its new center in Rancho Bernardo.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. At April 30, 2003, the Company has a deficiency in equity of $52,187,000 compared to $50,921,000 as of October 31, 2002, and a working capital deficiency of $45,992,000 as of April 30, 2003 compared to a deficiency of $44,668,000 as of October 31, 2002. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive in two of the last three years. However, the results of the last twelve months show that continued effort is necessary in the future to allow the Company to operate profitably. Such actions and plans include:

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

    o Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company will renegotiate several of its existing capitation contracts with the goal of increasing net reimbursement for the current fiscal year. Effective May 1, 2003, the Company received an increase in its capitation reimbursement from Oasis Medical Group averaging approximately $45,000 per month which will benefit the Company's Desert Advanced facilities (Palm Springs and Palm Desert).

    o Continue to evaluate all facilities' operations and trim excess operating and general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. During the second quarter of fiscal 2003, the Company closed two of its satellite x-ray facilities servicing its Riverside and Long Beach (Los Coyotes) locations, respectively. The closures were cost reduction measures where volume at these locations could be directed to other nearby facilities with existing equipment operating below capacity.

    o Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. Upgrades and new equipment would be acquired only when anticipated increases in patient volume support the increased debt service.

    o Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. In May 2003, the Company restructured sixteen of its existing notes payable with DVI Financial Services, Inc. reducing its monthly payments by approximately $210,000 per month for the next nine months. In the tenth month, the month payments increase to approximately $350,000 per month, an increase of $16,000 per month over historical payment levels. The short-term cash flow savings are approximately $1,845,000. The revised notes bear interest at approximately 8.5% to 10.5% and have terms from 45 to 71 months with six notes payable having balloon payments.

         Beginning in April 2003, the Company began receiving short-term working capital loans from GE Healthcare Financial Services for $200,000 per month for nine months, or $1,800,000. Subsequent to the quarter's end, the Company will still receive eight installments totaling $1,600,000. The notes will accrue interest only until the final installment with the first payment for all nine notes to be made in January 2004. The five-year notes payable bear interest at 9.00%.

         On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. As part of that process, the FDIC advised the Company that until its account was sold its credit line would be reduced to $15.5 million. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to GF Asset Management, Inc., a division of GE. As a result of the Company's relationship with GE, both companies are working on an arrangement to continue to provide a revolving line of credit with the Company past the December 31, 2003 termination possibly consolidating all of the Company's receivables into one line of credit.

         In May 2003, the Company sent out a solicitation requesting current subordinated debenture holders to extend its term from June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company will reduce the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. The Company also agreed not to redeem the bonds prior to June 2005. As of June 10, 2003, the Company had received consents to extend for $9,148,000 of the bondholders. It is anticipated more consents will be received in the upcoming two weeks. On July 1, 2003, the Company will pay the final interest payment at 10% (per annum) and intends to provide a mechanism for those bondholders who choose not to extend the term of the bonds to contact the Company for payment. As of October 1, 2003, the bondholders will be paid interest on their principal at 11.5% (per annum). The Company believes it will have sufficient funds under its available financing resources to purchase the remaining debentures, if necessary, but such action will severely affect the Company's liquidity.

    o Continue its attempt to settle historical notes payable, subordinated bond debentures and other debt at a discount.

    o Depending on price, market circumstances and strategic buyers, the Company may look to sell non core assets. Effective March 31, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for $283,000, which represented 50% of the remaining liabilities, resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000.

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

The Company's future obligations for existing notes payable, equipment under capital lease, lines of credit, subordinated bond debentures and equipment and building operating leases for the next five years and thereafter are as follows (numbers in thousands):

                      05/01/03    05/01/04    05/01/05    05/01/06    05/01/07
                         to          to          to          to          to        There-
                      04/30/04    04/30/05    04/30/06    04/30/07    04/30/08      after      Total
                      --------    --------    --------    --------    --------    --------    --------
Notes payable         $14,834     $15,211     $23,216     $12,151     $ 8,944     $ 3,054     $77,410
Interest              $ 7,695     $ 6,066     $ 4,190     $ 2,157     $ 1,065     $   201     $21,374
                      --------    --------    --------    --------    --------    --------    --------
  Total               $22,529     $21,277     $27,406     $14,308     $10,009     $ 3,255     $98,784

Capital leases        $12,663     $13,098     $13,203     $10,960     $ 8,439     $ 6,133     $64,496
Interest              $ 5,639     $ 4,393     $ 3,116     $ 1,925     $   996     $   336     $16,405
                      --------    --------    --------    --------    --------    --------    --------
  Total               $18,302     $17,491     $16,319     $12,885     $ 9,435     $ 6,469     $80,901
                      ========    ========    ========    ========    ========    ========    ========

Lines of credit       $16,586     $    --     $    --     $    --     $    --     $    --     $16,586
                      ========    ========    ========    ========    ========    ========    ========

Bond debentures       $ 7,143     $    --     $    --     $    --     $    --     $ 9,148     $16,291
                      ========    ========    ========    ========    ========    ========    ========

Operating Leases:
  Building            $ 7,088     $ 6,154     $ 5,788     $ 5,110     $ 3,951     $16,470     $44,561
  Equipment           $ 2,300     $ 2,010     $ 1,686     $   908     $   336     $    --     $ 7,240
                      --------    --------    --------    --------    --------    --------    --------
    Total             $ 9,388     $ 8,164     $ 7,474     $ 6,018     $ 4,287     $16,470     $51,801
                      ========    ========    ========    ========    ========    ========    ========

The Company's line of credit with Coast Business Credit, due December 2003, is classified as a current liability primarily because it is collateralized by account receivable and the eligible borrowing base is also classified as a current asset. On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. As part of that process, the FDIC advised the Company that until its account was sold its credit line would be reduced to $15.5 million. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to GF Asset Management, Inc., a division of GE. As a result of the Company's relationship with GE, both Companies are working on an arrangement to continue to provide a revolving line of credit with the Company past the December 31, 2003 termination possibly consolidating all of the Company's receivables into one line of credit.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems for the maintenance of the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. In August 2001, the agreement was amended and expires on October 31, 2005. The service fee ranges from 2.82% to 3.74% of net revenue (less provisions for bad debt) and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. For the six months ended April 30, 2003, the monthly service fees were 3.74% of net revenue.

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

The Company's working capital needs currently are provided under three lines of credit. Under one agreement with the GF Asset Management (previously Coast Business Credit), due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $22,000,000. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Interest on outstanding borrowings is payable monthly at the greater of 8% or the bank's prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At April 30, 2003 approximately $14,371,000 was outstanding under this line. The lender holds a first lien position on substantially all of Radnet's assets. The president and C.E.O. of the Company has personally guaranteed $10,000,000 of the line. The line is further secured by a $5,000,000 life insurance policy on the life of the president and C.E.O.

The second and third agreements are with DVI Business Credit. Under the first of these arrangements, the Company may borrow the lesser of 110% of eligible accounts receivable or $5,000,000. Interest on the outstanding balance is payable monthly at the bank's prime rate plus 1%. At April 30, 2003, approximately $2,208,000 was outstanding on this line. This line of credit is on a month-to-month basis. This credit line is collateralized by approximately 80% of the Tower division's eligible accounts receivable. Under the second agreement with DVI, the Company may borrow the lesser of 85% of eligible accounts receivable or $5,000,000. The credit line is collateralized by six of the Company's newest facilities [Desert Advanced, Grove, Tarzana Advanced, Rancho Bernardo, Burbank and Modesto]. At April 30, 2003, approximately $7,000 was outstanding on this line.

The Company's convertible subordinated debentures mature in June 2003. In May 2003, the Company sent out a solicitation requesting current subordinated debenture holders to extend its term from June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company reduced the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. As of June 10, 2003, the Company had consents to extend for $9,148,000 of the current bondholders. It is anticipated more consents will be received in the upcoming weeks. On July 1, 2003, the Company will pay the final interest payment at 10% (per annum) and provide a mechanism for those bondholders who choose not to extend to contact the Company for payment of principal. Upon surrender of their bond certificates, the individuals will be paid and the bonds retired with the transfer agent. As of October 1, 2003, the remaining bondholders will be paid interest on their principal at 11.5% (per annum). The Company believes it will have sufficient funds under its available financing resources to purchase the remaining debentures, if necessary, but such action will severely affect the Company's liquidity.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

     ITEM 1. LEGAL PROCEEDINGS

     a) On or about February 12, 2003, the Company commenced an action against Tower Radiology Medical Group ("Tower") and certain affiliated entities with respect to Tower's breach of the existing Agreement between them. The Company contracts with Tower to provide professional medical services at its largest facility located in Beverly Hills, California. In the matter which is presently pending before the American Arbitration Association in Los Angeles, California, the Company alleges that Tower breached certain non-competition provisions of the Agreement existing between them by entering into agreements with St. John's Health Center in Santa Monica, California and Mission Community Hospital in Panorama City, California. Tower disputes the validity of the non-competition provisions. In the event Tower is correct in its view that the non-compete provision is invalid the Company seeks return of approximately $9 million paid to Tower in conjunction with obtaining the non-compete. The Company intends to vigorously prosecute the action.

     b) On or about March 11, 2003, a cross-complaint was filed by the Company's Modesto Imaging Center landlord against the Company entitled Radnet Management II, Inc. v. HCT Modesto LLC currently pending in the California Superior Court of Alameda and bearing Case No. RG 03080062. The Cross-Complaint arose out of the Company's action against the landlord in which the Company alleged that the landlord withheld information that the Modesto facility was subject to a putative 10 year extension, through 2014, of the expiration of an above-market lease, knowing that the Company had been provided information on or prior to the date the Company acquired the Modesto facility that the lease would expire in 2004. The Company seeks damages in excess of $1.8 million. The landlord's Cross-Complaint seeks damages alleged to be in excess of $800,000 against the Company for interfering with its opportunity to sell the property by denying the assumption and/or enforceability of the putative 10 year lease extension. The Company intends to vigorously prosecute its action and defend the Cross-Complaint.

     ITEM 2. CHANGES IN SECURITIES
             There are no matters to be reported under this heading.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
             There are no matters to be reported under this heading.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             There are no matters to be reported under this heading.

     ITEM 5. OTHER INFORMATION

     a) On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. As part of that process, the FDIC advised the Company that until its account was sold its credit line would be reduced to $15.5 million. During the second quarter of fiscal 2003, the FDIC sold the Company's accounts receivable portfolio to GF Asset Management, Inc., a division of GE. As a result of the Company's existing relationship with GE, both companies are working on an arrangement to continue to provide a revolving line of credit with the Company past the Coast December 31, 2003 termination date, possibly consolidating all of the Company's receivables into one line of credit. The Company continues to explore with others besides GE the possibility of assuming its credit line.

     b) Effective March 31, 2003, the Company sold its 50% interest in its Westchester Imaging facility to its partner for $2.5 million. The Company also purchased 100% of the accounts receivable in existence as of March 31, 2003 and reimbursed the partnership for 50% of its then liabilities resulting in net proceeds to the Company of approximately $1,367,000. The Company entered into an agreement with the purchaser whereby it will provide certain ongoing management services to the Westchester facility for which it will receive an amount equal to 8% of the revenues collected at the facility. The Company was also granted an option exercisable through March 31, 2005, whereby it could repurchase it 50% interest in the facility for approximately $2.5 million plus or minus certain adjustments.

     c) In April 2003, the Company sent out a solicitation requesting subordinated debenture holders to extend its term fro June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company will reduce the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. The Company also agreed not to redeem the bonds prior to June 2005. As of June 10, 2003, the Company has received consents to extend for $9,148,000 of the bondholders. It is anticipated more consents will be received in the upcoming weeks. On July 1, 2003, the Company will pay the final interest payment at 10% (per annum) and intends to provide a mechanism for those bondholders who choose not to extend the term of the bonds to contact the Company for payment. As of October 31, 2003, bondholders will be paid interest on their principal at 11.5% (per annum).

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


                                Primedex Health Systems, Inc.
                                ----------------------------------------------
                                (Registrant)


June 10, 2003                   By:  Howard G. Berger, M.D.
                                     -----------------------------------------
                                     Howard G. Berger, M.D., President,
                                     Treasurer and Principal Financial Officer

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

Dated:  June 10, 2003



                                      /s/ Howard G. Berger, M.D.
                                      -----------------------------------------
                                      Howard G. Berger, M.D.
                                      President and Principal Financial Officer