Form 10-Q
period 2003-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2003-09-22
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 2003
                               -------------------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from  ___________________  to  ____________________

Commission File Number       0-19019
                       ---------------------------------------------------------

                          PRIMEDEX HEALTH SYSTEMS, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

New York                                   13-3326724
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1510 Cotner Avenue                                Los Angeles, California  90025
--------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

(310) 478-7808
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


n/a
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                              Yes    [ ]       No  [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              Yes    [X]       No  [ ]


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------
                                                               JULY 31,           OCTOBER 31,
                                                               --------           -----------
                                                                 2003                2002
                                                                 ----                ----
                                                              (UNAUDITED)
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $      58,000       $      36,000
  Accounts receivable, net                                      26,715,000          29,453,000
  Unbilled receivables and other receivables                         5,000           1,451,000
  Deferred income taxes                                                 --           2,100,000
  Other                                                          2,670,000           1,518,000
                                                             --------------      --------------
           Total current assets                                 29,448,000          34,558,000
                                                             --------------      --------------

PROPERTY AND EQUIPMENT, NET                                     85,361,000          87,875,000
                                                             --------------      --------------

OTHER ASSETS:
  Accounts receivable, net                                       2,167,000           2,366,000
  Goodwill, net                                                 23,064,000          23,064,000
  Deferred income taxes                                          5,235,000           3,135,000
  Other                                                            543,000             641,000
                                                             --------------      --------------
           Total other assets                                   31,009,000          29,206,000
                                                             --------------      --------------

                                                             $ 145,818,000       $ 151,639,000
                                                             ==============      ==============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Cash disbursements in transit                              $   4,643,000       $   4,613,000
  Accounts payable and accrued expenses                         22,863,000          20,871,000
  Subordinated debentures payable                               16,215,000          16,291,000
  Notes payable to related party                                 1,064,000           1,173,000
  Current portion of notes and leases payable                   41,538,000          36,278,000
                                                             --------------      --------------
           Total current liabilities                            86,323,000          79,226,000
                                                             --------------      --------------

LONG-TERM LIABILITIES:
  Notes payable to related party                                   100,000             105,000
  Notes and leases payable, net of current portion             111,189,000         121,031,000
  Accrued expenses                                                 561,000             694,000
                                                             --------------      --------------
           Total long-term liabilities                         111,850,000         121,830,000
                                                             --------------      --------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                       568,000           1,504,000
                                                             --------------      --------------

STOCKHOLDERS' DEFICIT                                          (52,923,000)        (50,921,000)
                                                             --------------      --------------

                                                             $ 145,818,000       $ 151,639,000
                                                             ==============      ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------

                                                THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     JULY 31,                              JULY 31,
                                                     --------                              --------
                                             2003               2002               2003                2002
                                            -----               ----               -----               ----
REVENUE
  Revenue                               $ 108,478,000       $  98,438,000       $ 313,215,000       $ 274,275,000
  Less: Allowances                         72,137,000          62,858,000         205,244,000         172,532,000
                                        --------------      --------------      --------------      --------------

     Net revenue                           36,341,000          35,580,000         107,971,000         101,743,000
                                        --------------      --------------      --------------      --------------

OPERATING EXPENSES
  Operating expenses                       26,411,000          29,361,000          79,500,000          76,782,000
  Depreciation and amortization             4,214,000           4,066,000          12,765,000          11,191,000
  Provision for bad debts                   2,163,000           2,338,000           6,152,000           4,885,000
  (Gain) loss on sale of interest
    in center or equipment                      1,000             217,000          (2,952,000)            300,000
                                        --------------      --------------      --------------      --------------

     Total operating expenses              32,789,000          35,982,000          95,465,000          93,158,000
                                        --------------      --------------      --------------      --------------

     Income (loss) from operations          3,552,000            (402,000)         12,506,000           8,585,000
                                        --------------      --------------      --------------      --------------

OTHER EXPENSE
  Interest expense, net                    (4,466,000)         (4,341,000)        (13,644,000)        (12,126,000)
  Other (expense) income, net                 114,000            (233,000)           (678,000)            394,000
                                        --------------      --------------      --------------      --------------

     Total other expense                   (4,352,000)         (4,574,000)        (14,322,000)        (11,732,000)
                                        --------------      --------------      --------------      --------------

LOSS BEFORE
  MINORITY INTEREST                          (800,000)         (4,976,000)         (1,816,000)         (3,147,000)
                                        --------------      --------------      --------------      --------------

MINORITY INTEREST IN
  EARNINGS OF SUBSIDIARY                       (9,000)           (146,000)           (288,000)           (222,000)
                                        --------------      --------------      --------------      --------------

NET LOSS                                $    (809,000)      $  (5,122,000)      $  (2,104,000)      $  (3,369,000)
                                        ==============      ==============      ==============      ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                      THREE MONTHS ENDED                        NINE MONTHS ENDED
                                           JULY 31,                                  JULY 31,
                                           --------                                  --------
                                   2003               2002                  2003                 2002
                                  -----               ----                  -----                ----
BASIC EARNINGS
  PER SHARE:                 $         (.02)     $           (.12)     $          (.05)     $         (.08)
                             ===============     =================     ================     ===============

DILUTED EARNINGS
  PER SHARE:                 $         (.02)     $           (.12)     $          (.05)     $         (.08)
                             ===============     =================     ================     ===============


WEIGHTED AVERAGE SHARES
  OUTSTANDING:
  BASIC                          41,102,615            41,001,000           41,085,361          40,832,000
                             ===============     =================     ================     ===============

  DILUTED                        41,102,615            41,001,000           41,085,361          40,832,000
                             ===============     =================     ================     ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC.  AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------


                                      Common Stock $.01 par value
                                      100,000,000 shares authorized           Treasury Stock, at cost
                                         ----------------------               -----------------------     Stock
                                                                   Paid-in                              Accumulated    Stockholders'
                                            Shares      Amount     Capital      Shares      Amount        Deficit         Deficit
                                         ------------ --------- ------------- -----------  ----------  --------------  -------------
BALANCE - OCTOBER 31, 2002                42,830,734  $429,000  $100,328,000  (1,825,000)  $(695,000)  $(150,983,000)  $(50,921,000)

  Issuance of common stock                    95,000     1,000        28,000          --          --              --         29,000

  Conversion of subordinated debentures        6,079         0        73,000          --          --              --         73,000

  Net loss                                        --        --            --          --          --      (2,104,000)    (2,104,000)
                                         ------------ --------- ------------- -----------  ----------  --------------  -------------


BALANCE - JULY 31, 2003
  (UNAUDITED)                             42,931,813  $430,000  $100,429,000  (1,825,000)  $(695,000)  $(153,087,000)  $(52,923,000)
                                         ============ ========= ============= ===========  ==========  ==============  =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
----------------------------------------------------------------------------------------------------

                                                                            NINE MONTHS ENDED
                                                                                 JULY 31,
                                                                         2003               2002
                                                                         ----               ----
NET CASH FROM OPERATING ACTIVITIES                                   $ 15,331,000       $  9,621,000
                                                                     -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                   (2,493,000)        (6,428,000)
  Proceeds from sale of imaging centers, property and equipment         1,367,000          1,700,000
  Payments from related parties                                                --            132,000
                                                                     -------------      -------------

                 Net cash used by investing activities                 (1,126,000)        (4,596,000)
                                                                     -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                                            68,000            238,000
  Principal payments on notes and leases payable                      (19,275,000)       (14,504,000)
  Proceeds from short-term and long-term borrowings                     5,427,000          9,572,000
  Proceeds from issuance of common stock                                   28,000              4,000
  Purchase of subordinated debentures                                      (3,000)            (9,000)
  Loan fees                                                               (14,000)           (15,000)
  Payments to related parties                                            (114,000)          (171,000)
  Joint venture proceeds                                                       --            125,000
  Joint venture distribution                                             (300,000)          (275,000)
                                                                     -------------      -------------

                 Net cash used by financing activities                (14,183,000)        (5,035,000)
                                                                     -------------      -------------

NET INCREASE (DECREASE) IN CASH                                            22,000            (10,000)
CASH, beginning of period                                                  36,000             40,000
                                                                     -------------      -------------

CASH, end of period                                                  $     58,000       $     30,000
                                                                     =============      =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
          Interest                                                   $ 12,437,000       $ 10,800,000
                                                                     -------------      -------------
          Income taxes                                               $         --       $    156,000
                                                                     -------------      -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


NINE MONTHS ENDED JULY 31, 2003 AND 2002
----------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company entered into capital leases or financed equipment through notes payable for approximately $7,627,000 and $26,826,000 for the nine months ended July 31, 2003 and 2002, respectively.

     During the nine months ended July 31, 2003 and 2002, the Company recorded imputed interest expense related to notes payable and capital lease deferred payments and restructuring charges of approximately $1,173,000 and $1,037,000, respectively.

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

     During the nine months ended July 31, 2003, the Company wrote-off approximately $218,000 in other current assets relating to its Tower Heartcheck operation.

     In July 2002, the Company renegotiated twelve of its outstanding notes payable with DVI Business Credit, obtained $17 million in working capital and incurred $2.8 million in related debt restructure and finance charges which will be expensed as interest over the six year life of the loans.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENATATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles for complete financial statements; however, in the opinion of the management of the Company, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 2003 and 2002 have been made. The results of operations for any interim period are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2002.

     The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     a)   Radnet Management, Inc. ["Radnet"]
          Subsidiaries
          (a)  Radnet Sub, Inc. ["Tower"],
          (b)  Radnet Heartcheck Management, Inc.,
          (c)  Radnet Managed Imaging Services, Inc. ["RMIS"],
          (d)  SoCal MR Site Management, Inc.,
          (e)  Radnet Management I, Inc.,
          (f)  Radnet Management II, Inc. ["Modesto"],
          (g)  Westchester Imaging Group (a 50% joint venture),
          (h)  Burbank Advanced Imaging Center, LLC (75%),
          (i)  Rancho Bernardo Advanced Imaging Center, LLC (75%)
     b)   Diagnostic Imaging Services, Inc. ["DIS"]

         Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"]

     Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations. Due to low volume, Radnet Heartcheck Management, Inc. ceased doing business in early fiscal 2003. Westchester Imaging Group ("WIG") was consolidated with the Company based upon the criteria of EITF 97-2 insofar as the Company had a controlling financial interest in WIG through a contractual management arrangement. The Company's share of Westchester Imaging Group was sold on March 31, 2003.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS, SALES AND DIVESTITURES - CONTINUED

Center sales:
     Effective March 31, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for $283,000, which represented 50% of the remaining liabilities, resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000. Net revenue and net income of Westchester for the nine months ended July 31, 2003 was $2,283,000 and $255,000, respectively. Net revenue and net income of Westchester for the nine months ended July 31, 2002 was $3,820,000 and $328,000, respectively.

     During the third quarter of fiscal 2003, the Company closed its La Habra facility. During the second quarter of fiscal 2003, the Company closed two of its satellite x-ray facilities servicing its Riverside and Long Beach (Los Coyotes) locations, respectively. The closures were cost reduction measures where volume at these locations could be directed to other nearby facilities with existing equipment operating below capacity. Due to low volume, Radnet Heartcheck Management, Inc. ceased doing business in early fiscal 2003.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

     Goodwill is recorded at cost of $29,330,000, less accumulated amortization of $6,266,000 as of July 31, 2003 and October 31, 2002. Other intangible assets consist of loan fees which are expected to be fully amortized by December 2003. Bond offering costs were fully amortized in June 2003.

     The Company implemented Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective November 1, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in income of approximately $1,090,000 ($0.03 per share) for each of the periods ended July 31, 2003 and 2002.

NOTE 6 - CAPITAL TRANSACTIONS

     In November 2001, the Company issued 132,850 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses.

     Effective December 16, 2002, an officer of the Company exercised his options to purchase 95,000 shares of common stock at $.30 per share. The officer paid the Company $28,500 cash. During the nine months ended July 31, 2003, the Company retired 26,000 options to purchase common stock at a weighted average price of approximately $.65 per share due to the termination of employees.

     The Company issued five-year warrants to three physicians for a combined 250,000 shares of common stock at a weighted average price of approximately $.39 per share upon entering employment agreements with the Company. In addition, the Company issued two-year warrants to an officer of the Company for 300,000 shares of common stock at $.19 per share upon extending his note payable with the Company to July 2005. The Company also retired 30,000 warrants to purchase common stock at $.79 per share due to the termination of one physician.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - CAPITAL TRANSACTIONS - CONTINUED

     During the third quarter of fiscal 2003, holders of $73,000 face value subordinated debentures converted their bonds into 6,079 shares of the Company's common stock ($12 per share conversion price).

NOTE 7 - RELATED PARTY TRANSACTIONS

     The amount due to related parties at October 31, 2002 consisted of $1,173,000 of short-term notes payable due to an officer of the Company, and $105,000 of long-term notes payable due to an employee of the Company. Both notes payable were for the purchase of DIS common stock in 1996. The notes bear interest at 6.58%. The short-term notes payable interest is paid monthly, and the long-term note payable interest is paid annually. The Company issued two-year warrants to an officer of the Company for 300,000 shares of common stock at $.19 per share upon extending $100,000 of his note payable with the Company to July 2005. During the nine months ended July 31, 2003, the Company repaid principal of $114,000 on the short-term note payable.

NOTE 8 - SUBSEQUENT EVENTS

     In May 2003, the Company sent out a solicitation requesting current subordinated debenture holders to extend its term from June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company will reduce the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. The Company also agreed not to redeem the bonds prior to June 2005. Of the $16.3 million of outstanding debentures, the Company received consents from holders of more than $11 million to the terms. The Company determined that the residual $5.3 million of outstanding debentures would be too costly to pay and would negatively impact its future viability. Accordingly, the Company elected to again seek consents from the holders the same restructuring already approved by over $11 million with the intent to file that approval with the Bankruptcy Court and seek confirmation of a plan requiring all debentures, not just those consenting, to be restructured in accordance with the consent. Having received an approximate 94% in number and 96% in amount approval to the extension program, the Company has submitted the restructuring for approval and confirmation by the Bankruptcy Court. The bankruptcy filing should have absolutely no other impact on the Company other than restructuring of the debentures and should be concluded before October 31, 2003.

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

     Effective August 27, 2003, an officer loaned the Company $1,000,000 which was used to reduce its outstanding credit facility with GE Asset Management. The short-term note bears interest at 8% and is due on demand.

     Subsequent to the quarter's end, holders of $12,000 face value subordinated debentures converted their bonds into 999 shares of the Company's common stock ($12 per share conversion price).

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - LIQUIDITY

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. At July 31, 2003, the Company has a deficiency in equity of $52,923,000 compared to $50,921,000 as of October 31, 2002, and a working capital deficiency of $56,875,000 as of July 31, 2003 compared to a deficiency of $44,668,000 as of October 31, 2002. The increase in the working capital deficiency was primarily due to the increased cash collections and the related reduction in accounts receivable and unbilled receivables of approximately $4,184,000, increased lines of credit borrowings of $4,350,000 and the reclassification of deferred income taxes of $2,100,000 as long term assets. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive in two of the last three years. However, the results of the last twelve months show that continued effort is necessary in the future to allow the Company to operate profitably. Such actions and plans include:

          a) Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In December 2002, the Company opened a new center in Rancho Bernardo. The Company has no current plans to open any new facilities in the near future.

          b) Increase revenue by expanding existing facilities or opening new locations close to existing sites. In order to obtain certain new large contracts, the Company has opened nearby x-ray or satellite offices to meet the increase in patient volume for a certain region. In January 2002, the Company opened two x-ray offices near its Temecula facility which allowed the Company to obtain a new capitation contract for approximately 62,000 lives. In addition, to meet demand and generate economies of scale, the Company has consolidated its mammography and ultrasound services at a few of its largest facilities into separate womens' centers. In September 2002, the Company opened a women's center adjacent to its Orange Imaging facility.

          c) Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company will renegotiate several of its existing capitation contracts with the goal of increasing net reimbursement for the current fiscal year. Effective May 1, 2003, the Company received an increase in its capitation reimbursement from Oasis Medical Group averaging approximately $45,000 per month which benefited the Company's Desert Advanced facilities (Palm Springs and Palm Desert).

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - LIQUIDITY--CONTINUED

          d) Continue to evaluate all facilities' operations and trim excess operating and general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. During the nine months ended July 31, 2003, the Company closed its La Habra facility and two of its satellite x-ray facilities servicing its Riverside and Long Beach (Los Coyotes) locations, respectively. The closures were cost reduction measures where volume at these locations could be directed to other nearby facilities with existing equipment operating below capacity. By year-end, the Company plans to close two additional satellite locations for similar reasons. The Company anticipates there will be no losses associated with these closings and the equipment will be moved to other existing sites.

          e) Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. Upgrades and new equipment would be acquired only when anticipated increases in patient volume support the increased debt service.

          f) Depending on price, market circumstances and strategic buyers, the Company may look to sell non core assets. Effective March 31, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for $283,000, which represented 50% of the remaining liabilities, resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000.

          g) Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. In May 2003, the Company restructured sixteen of its existing notes payable with DVI Financial Services, Inc. reducing its monthly payments by approximately $210,000 per month for the next nine months. In the tenth month, the month payments increase to approximately $350,000 per month, an increase of $16,000 per month over historical payment levels. The short-term cash flow savings are approximately $1,845,000. The revised notes bear interest at approximately 8.5% to 10.5% and have terms from 45 to 71 months with six notes payable having balloon payments.

               Beginning in April 2003, the Company began receiving short-term working capital loans from GE Healthcare Financial Services for $200,000 per month for nine months, or $1,800,000. Subsequent to the quarter's end, the Company will still receive five installments totaling $1,000,000. The notes will accrue interest only until the final installment with the first payment for all nine notes to be made in January 2004. The five-year notes payable bear interest at 9.00%.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - LIQUIDITY--CONTINUED

               On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. As part of that process, the FDIC advised the Company that until its account was sold its credit line would be reduced to $15.5 million. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to GF Asset Management, Inc., a division of GE, and reduced its credit line availability to $14,500,000. As a result of the Company's relationship with GE, both companies are working on an arrangement to continue to provide a revolving line of credit with the Company past the December 31, 2003 termination possibly consolidating all of the Company's receivables into one line of credit

               In May 2003, the Company sent out a solicitation requesting current subordinated debenture holders to extend its term from June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company will reduce the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. The Company also agreed not to redeem the bonds prior to June 2005. Of the $16.3 million of outstanding debentures, the Company received consents from holders of more than $11 million to the terms. The Company determined that the residual $5.3 million of outstanding debentures would be too costly to pay and would negatively impact its future viability. Accordingly, the Company elected to again seek consents from the holders the same restructuring already approved by over $11 million with the intent to file that approval with the Bankruptcy Court and seek confirmation of a plan requiring all debentures, not just those consenting, to be restructured in accordance with the consent. Having received an approximate 94% in number and 96% in amount approval to the extension program, the Company has submitted the restructuring for approval and confirmation by the Bankruptcy Court. The bankruptcy filing should have absolutely no other impact on the Company other than restructuring of the debentures and should be concluded before October 31, 2003. At that time, the outstanding bond debenture balance of $16 million will be reclassified to long-term liabilities thereby improving the Company's working capital.

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

The consolidated financial statements include the accounts of Primedex Health Systems, Inc., and its subsidiaries outlined as follows:

     a)   Radnet Management, Inc. ["Radnet"]
          Subsidiaries
          (a)  Radnet Sub, Inc. ["Tower"],
          (b)  Radnet Heartcheck Management, Inc.,
          (c)  Radnet Managed Imaging Services, Inc. ["RMIS"],
          (d)  SoCal MR Site Management, Inc.,
          (e)  Radnet Management I, Inc.,
          (f)  Radnet Management II, Inc. ["Modesto"],
          (g)  Westchester Imaging Group (a 50% joint venture),
          (h)  Burbank Advanced Imaging Center, LLC (75%),
          (i)  Rancho Bernardo Advanced Imaging Center, LLC (75%)
     b) Diagnostic Imaging Services, Inc. ["DIS"] Both Radnet and DIS are combined with Beverly Radiology Medical Group III ["BRMG"]

Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation and combinations. Due to low volume, Radnet Heartcheck Management, Inc. ceased doing business in early fiscal 2003. Westchester Imaging Group ("WIG") was consolidated with the Company based upon the criteria of EITF 97-2 insofar as the Company had a controlling financial interest in WIG through a contractual management arrangement. The Company's share of Westchester Imaging Group was sold on March 31, 2003.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2003 AND 2002

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.


                                               PERCENT OF NET REVENUE                   PERCENTAGE DOLLAR
                                              NINE MONTHS ENDED JULY 31,               INCREASE (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2003                2002                    `02 TO `03
                                        ------------------- -------------------       ---------------------
Revenue                                        290.1%              269.6 %                      14.2%

Less: Allowances                              (190.1)             (169.6)                       19.0
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                         6.1

Operating expense
  Operating expenses                           (73.6)              (75.5)                        3.5
  Depreciation and amortization                (11.8)              (11.0)                       14.1
  Provision for bad debts                       (5.7)               (4.8)                       25.9
  Gain (loss) on sale of centers
     and equipment                               2.7                (0.3)                    (1084.0)
                                        ------------------- -------------------       ---------------------
Total operating expense                        (88.4)              (91.6)                        2.5
                                        ------------------- -------------------       ---------------------

Income from operations                          11.6                 8.4                        45.7


Interest expense, net                          (12.6)              (11.9)                       12.5

Other (expense) income, net                     (0.6)                0.4                      (272.1)
                                        ------------------- -------------------       ---------------------
(Loss) Income before minority
interest                                        (1.6)               (3.1)                      (42.3)

Minority interest                               (0.3)               (0.2)                       29.7
                                        ------------------- -------------------       ---------------------
Net income (loss)                               (1.9)               (3.3)                      (37.5)
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the nine months ended July 31, 2003 compared to the nine months ended July 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                               2003                  2002
                                               ----                  ----
NET REVENUE                                $107,971,000         $ 101,743,000
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

Net revenue increased approximately $6,228,000, or 6.1%, for the nine months ended July 31, 2003, compared to the same period last year. Of the net revenue increase, $6,212,000 was due to the addition of four new sites subsequent to November 1, 2001 (Burbank, Tarzana Advanced, Grove Diagnostic and Rancho Bernardo). In addition, improvements made at the Company's Orange facility increased net revenue by approximately $2,129,000 during the nine months ended July 31, 2003 versus the same period the prior year. This increase was offset by the sale of Westchester in March 2003 which decreased the Company's net revenue by approximately $1,537,000 during the nine months ended July 31, 2003 versus the same period the prior year.

OPERATING EXPENSES                                  2003                2002
------------------                                  ----                ----
   OPERATING EXPENSES                           $ 79,500,000       $ 76,782,000
   DEPRECIATION AND AMORTIZATION                  12,765,000         11,191,000
   PROVISION FOR BAD DEBTS                         6,152,000          4,885,000
   (GAIN) LOSS ON SALE OF INTEREST IN CENTER
     OR EQUIPMENT                                 (2,952,000)           300,000
                                                --------------------------------
TOTAL OPERATING EXPENSES                        $ 95,465,000       $ 93,158,000

Operating expenses for the nine months ended July 31, 2003 increased approximately $2,718,000, or 3.5%, compared to the same period last year. The increase was primarily due to a 6.1% increase in net revenue and the variable nature of many of the expense line items including, but not limited to, medical supplies, billing fees, percentage of revenue agreements relating to physician reading fees and the GE repair and maintenance agreement which increased contracted fees from 3.64% to 3.74% of net revenue effective November 1, 2002. Operating expenses did not increase in proportion to net revenue primarily due to the solidification of physician staffing and elimination of the majority of locum tenens issues which impacted the Company dramatically in the third quarter of fiscal 2002. In particular were improvements in the operating expenses of the Company's Desert Advanced facilities which reduced expenditures by approximately $590,000 during the nine months ended July 31, 2003 compared to the same period last year.

Included in operating expenses for the nine months ended July 31, 2003 and 2002 is approximately $47,192,000 and $45,687,000, respectively, for salaries and reading fees, approximately $7,111,000 and $6,439,000, respectively, for building and equipment rentals, and approximately $25,197,000 and $24,656,000, respectively, in general and administrative expenditures. The Company's general and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities and other expenses including marketing, auto expenses and travel.

During the last quarters of fiscal 2002, the Company experienced significant insurance rate increases upon policy renewals. From July to October 2002, general liability rates increased 50%, workers compensation insurance rates increased 45% and malpractice rates increased 80%. For the nine months ended July 31, 2003, the Company's costs for insurance increased 40%, or $1,114,000, compared to the same period last year.

Depreciation and amortization for the nine months ended July 31, 2003 increased approximately $1,574,000, or 14.1%, compared to the same period last year. The increase is due to the addition of new sites and the upgrade or addition of equipment throughout fiscal 2002 and early fiscal 2003. As of July 31, 2003, gross property and equipment was approximately $140 million compared to approximately $129 million as of July 31, 2002. The increase in equipment resulted in increased business property taxes of approximately $346,000, or 33%, for the nine months ended July 31, 2003 as compared to the same period in the prior year.

Provision for bad debt for the nine months ended July 31, 2003 increased approximately $1,267,000, or 25.9%, compared to the same period last year. Coupled with the increase in net revenue, the Company's overall bad debt percentage increased from approximately 1.4% of gross revenue to approximately 1.9% during fiscal 2002. The Company's historical percentage was primarily affected by the write-off of one individual contract during fiscal 2002.

Gain on sale of centers and equipment for the nine months ended July 31, 2003 increased $3,252,000, or 1084.0%, compared to the same period last year. The increase is primarily due to the sale of the Company's interest in a center. During the nine months ended July 31, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for 50% of the remaining liabilities, approximately $283,000, resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000.

                                                  2003                  2002
                                                  ----                  ----
INTEREST EXPENSE, NET                         $ 13,644,000          $ 12,126,000
---------------------

Net interest expense for the nine months ended July 31, 2003 increased approximately $1,518,000, or 12.5%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing offset by decreases in line of credit interest charges with the reductions in the prime interest rate during the respective periods.

                                                 2003                  2002
                                                 ----                  ----
OTHER (EXPENSE) INCOME, NET                   $(678,000)            $ 394,000
---------------------------

Other income, net of other expense, for the nine months ended July 31, 2003 decreased approximately $1,072,000, or 272.1%, compared to the same period last year. Other income consists of professional reading income, record copy income, deferred income on the sale and leaseback of the Company's Orange facility and other miscellaneous receipts. Other expenses consist primarily of modification fee amortization and other miscellaneous expenses or write-offs. During the nine months ended July 31, 2003, the Company incurred a one-time charge for the write-off of approximately $218,000 in other current assets relating to its Tower Heartcheck operation and expensed approximately $780,000 for actual and anticipated expenditures relating to pending litigation involving covenants not to compete. These expenses were offset by other income including professional reading, record copy and deferred revenue. In addition to other income, during the nine months ended July 31, 2002, the Company received approximately $80,000 in general insurance refund checks for losses sustained at its Northridge and Tustin facilities, and received approximately $90,000 for an insurance reimbursement for a business interruption loss at its Roxsan facility when its MRI sustained water damage and was out of service for approximately six weeks.

                                                      2003              2002
                                                      ----              ----
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY       ($ 288,000)       ($ 222,000)
-------------------------------------------

Minority interest expense for the nine months ended July 31, 2003 increased approximately $66,000, or 29.7%, compared to the same period last year. Minority interest is primarily comprised of 25% of the earnings of Burbank Advanced Imaging Center and Rancho Bernardo Advanced Imaging Center and 50% of the earnings of Westchester Imaging Group. The Company's share in Westchester Imaging Group was sold on March 31, 2003. Rancho Bernardo Advanced opened in December 2002. During the nine months ended July 31, 2003 and 2002, minority interest related to Westchester was approximately ($255,000) and ($328,000), respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of income bear to net revenue and the percentage dollar increase (decrease) of such items from period to period.


                                                PERCENT OF NET REVENUE                  PERCENTAGE DOLLAR
                                             THREE MONTHS ENDED JULY 31,               INCREASE (DECREASE)
                                        ---------------------------------------       ---------------------
                                               2003                2002                    `02 TO `03
                                        ------------------- -------------------       ---------------------
Revenue                                        298.5%              276.7 %                      10.2%

Less: Allowances                              (198.5)             (176.7)                       14.8
                                        ------------------- -------------------       ---------------------

Net revenue                                    100.0               100.0                         2.1

Operating expense
  Operating expenses                           (72.6)              (82.5)                      (10.0)
  Depreciation and amortization                (11.6)              (11.4)                        3.6
  Provision for bad debts                       (6.0)               (6.6)                       (7.5)
  (Gain) loss on sale of interest
    in center or equipment                       0.0                (0.6)                      (99.5)
                                        ------------------- -------------------       ---------------------
Total operating expense                        (90.2)             (101.1)                       (8.9)
                                        ------------------- -------------------       ---------------------

Income from operations                           9.8                (1.1)                      983.6


Interest expense, net                          (12.3)              (12.2)                        2.9
Other, net                                       0.3                (0.7)                      148.9
                                        ------------------- -------------------       ---------------------

Income before minority interest                 (2.2)              (14.0)                       83.9

Minority interest                               (0.0)               (0.4)                       93.8
                                        ------------------- -------------------       ---------------------

Net income                                      (2.2)              (14.4)                       84.2
                                        =================== ===================       =====================

The following discussion explains in greater detail the consolidated operating results and financial condition of the Company for the three months ended July 31, 2003 compared to the three months ended July 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.


                                                  2003                  2002
                                                  ----                  ----
NET REVENUE                                   $36,341,000           $ 35,580,000
-----------

Net revenue increased approximately $761,000, or 2.1%, for the three months ended July 31, 2003, compared to the same period last year. Of the net revenue increase, $1,355,000 was due to the addition of four new sites subsequent to November 1, 2001 (Burbank, Tarzana Advanced, Grove Diagnostic and Rancho Bernardo). In addition, improvements made at the Company's Orange facility increased net revenue by approximately $755,000 during the three months ended July 31, 2003 versus the same period the prior year. This increase was offset by the sale of Westchester in March 2003 which decreased the Company's net revenue by approximately $1,405,000 during the three months ended July 31, 2003 versus the same period the prior year.

OPERATING EXPENSES                                    2003             2002
------------------                                    ----             ----
   OPERATING EXPENSES                             $26,411,000      $29,361,000
   DEPRECIATION AND AMORTIZATION                    4,214,000        4,066,000
   PROVISION FOR BAD DEBTS                          2,163,000        2,338,000
   (GAIN) LOSS ON SALE OF INTEREST IN CENTER
     OR EQUIPMENT                                       1,000          217,000
                                                  -----------------------------
TOTAL OPERATING EXPENSES                          $32,789,000      $35,982,000

Operating expenses for the three months ended July 31, 2003 decreased approximately $2,950,000, or 10.0%, compared to the same period last year. The majority of this decrease was due to the solidification of the Company's physician staff and the elimination of locum tenens which impacted the Company dramatically during the latter half of fiscal 2002. During the three months ended July 31, 2003, the Company reduced its expenditures for salaries and physician reading fees by approximately $1,800,000 compared to the same period the prior year. In addition, the Company received further discounts on its overall medical supply purchases while maximizing purchase volume rebates on its film and other medical supplies. During the three months ended July 31, 2003, the Company reduced its expenditures for medical supplies by approximately $1,391,000 compared to the same period the prior year. During the three months ended July 31, 2002, the Company did not meet medical supply purchase volume levels to qualify for discounts and rebates.

Included in operating expenses for the three months ended July 31, 2003 and 2002 is approximately $15,184,000 and $16,984,000, respectively, for salaries and reading fees, approximately $2,302,000 and $2,255,000, respectively, for building and equipment rentals, and approximately $8,925,000 and $10,122,000, respectively, in general and administrative expenditures. The Company's general and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities and other expenses including marketing, auto expenses and travel.

During the last quarters of fiscal 2002, the Company experienced significant insurance rate increases upon policy renewals. From July to October 2002, general liability rates increased 50%, workers compensation insurance rates increased 45% and malpractice rates increased 80%. For the three months ended July 31, 2003, the Company's costs for insurance increased 23%, or $232,000, compared to the same period last year.

Depreciation and amortization for the three months ended July 31, 2003 increased approximately $148,000, or 3.6%, compared to the same period last year. The increase is due to the addition of new sites and the upgrade or addition of equipment throughout fiscal 2002 and early fiscal 2003.

Provision for bad debt for the three months ended July 31, 2003 decreased approximately $175,000, or 7.5%, compared to the same period last year. During the third quarter of fiscal 2002, the Company's bad debt percentage was affected by the write-off of approximately $850,000 in net accounts receivable due primarily to one contract's dissolution and default on amount due.

Loss on sale of equipment for the three months ended July 31, 2003 decreased $216,000, or 99.5%, compared to the same period last year. During the three months ended July 31, 2002, the Company disposed of an MRI at Vacaville and an x-ray system at its Redondo facility with the replacement of obsolete medical equipment.

                                                  2003                  2002
                                                  ----                  ----
INTEREST EXPENSE, NET                         $ 4,466,000           $ 4,341,000
---------------------

Net interest expense for the three months ended July 31, 2003 increased approximately $125,000, or 2.9%, compared to the same period last year. The increase is primarily a result of acquisitions coupled with new equipment financing offset by decreases in line of credit interest charges with the reductions in the prime interest rate during the respective periods.

                                                   2003                  2002
                                                   ----                  ----
OTHER (EXPENSE) INCOME, NET                     $ 114,000            $ (233,000)
---------------------------

Other income, net of other expense, for the three months ended July 31, 2003 increased approximately $347,000, or 148.9%, compared to the same period last year. Other income consists of professional reading income, record copy income, deferred income on the sale and leaseback of the Company's Orange facility and other miscellaneous receipts. Other expenses consist primarily of modification fee amortization and other miscellaneous expenses or write-offs. During the three months ended July 31, 2002, the Company expensed $60K for the forgiveness of a note receivable, $60K for business insurance reimbursements which were less than anticipated, $60K in other current assets deemed uncollectible, $55K for penalties and $10K for a loss on investment. No such write-offs were made during the three months ended July 31, 2003.

                                                   2003                  2002
                                                   ----                  ----
MINORITY INTEREST IN EARNINGS OF SUBSIDIARY     ($ 9,000)            ($ 146,000)
-------------------------------------------

Minority interest expense for the three months ended July 31, 2003 decreased approximately $137,000, or 93.8%, compared to the same period last year. Minority interest is primarily comprised of 25% of the earnings of Burbank Advanced Imaging Center and Rancho Bernardo Advanced Imaging Center and 50% of the earnings of Westchester Imaging Group. The Company's share in Westchester Imaging Group was sold on March 31, 2003. Rancho Bernardo Advanced opened in December 2002. During the three months ended July 31, 2003 and 2002, minority interest related to Westchester was approximately ($-0-) and ($167,000), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased for the nine months ended July 31, 2003 by $22,000 and decreased for the nine months ended July 31, 2002 by $10,000.

Cash used by investing activities for the nine months ended July 31, 2003 was $1,126,000 compared to $4,596,000 for the nine months ended July 31, 2002. For the nine months ended July 31, 2003 and 2002, the Company purchased property and equipment for approximately $2,493,000 and $6,428,000, respectively, received proceeds from the sale of imaging centers or property and equipment of $1,367,000 and $1,700,000, respectively. During the nine months ended July 31, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for 50% of the remaining liabilities of approximately $283,000 resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000. During the nine months ended July 31, 2002, the Company sold the land and building at its Northridge facility for $1,700,000 and leased the existing facility for ten years with a beginning base rent of $13,458 per month. The Company recognized a loss on the sale of approximately $147,000. In addition, during the nine months ended July 31, 2002, the Company received payments from related parties of $132,000.

Cash used for financing activities for the nine months ended July 31, 2003 was $14,183,000 compared to $5,035,000 for the same period in 2002. For the nine months ended July 31, 2003 and 2002, the Company made principal payments on capital leases and notes payable of approximately $19,275,000 and $14,504,000, respectively, increased its cash disbursements in transit by $68,000 and $238,000, respectively, received proceeds from the sale of common stock of $28,000 and $4,000, respectively, purchased subordinated debentures of $3,000 and $9,000, respectively, received proceeds from borrowing under existing lines of credit and refinancing arrangements of approximately $5,427,000 and $9,572,000, respectively, paid loan fees of $14,000 and $15,000, respectively, made payments to related parties of $114,000 and $171,000, respectively, and made joint venture distributions of $300,000 and $275,000, respectively. In addition, during the nine months ended July 31, 2002, the Company received joint venture proceeds of $125,000 for its new center in Rancho Bernardo.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. At July 31, 2003, the Company has a deficiency in equity of $52,923,000 compared to $50,921,000 as of October 31, 2002, and a working capital deficiency of $56,875,000 as of July 31, 2003 compared to a deficiency of $44,668,000 as of October 31, 2002. The increase in the working capital deficiency was primarily due to the increased cash collections and the related reduction in accounts receivable and unbilled receivables of approximately $4,184,000, increased lines of credit borrowings of $4,350,000 and the reclassification of deferred income taxes of $2,100,000 as long term assets. Over the past several years, management has been addressing the issues that have lead to these deficiencies, and the results of management's plans and efforts have been positive in two of the last three years. However, the results of the last twelve months show that continued effort is necessary in the future to allow the Company to operate profitably. Such actions and plans include:

               a) Increase revenue by selectively opening imaging centers in areas currently not served by the Company. In December 2002, the Company opened a new center in Rancho Bernardo. The Company has no current plans to open any new facilities in the near future.

               b) Increase revenue by expanding existing facilities or opening new locations close to existing sites. In order to obtain certain new large contracts, the Company has opened nearby x-ray or satellite offices to meet the increase in patient volume for a certain region. In January 2002, the Company opened two x-ray offices near its Temecula facility which allowed the Company to obtain a new capitation contract for approximately 62,000 lives. In addition, to meet demand and generate economies of scale, the Company has consolidated its mammography and ultrasound services at a few of its largest facilities into separate womens' centers. In September 2002, the Company opened a women's center adjacent to its Orange Imaging facility.

               c) Increase net revenue and decrease operating losses by eliminating poor performing capitation and managed care contracts where reimbursements fall short of the Company's costs. The Company will renegotiate several of its existing capitation contracts with the goal of increasing net reimbursement for the current fiscal year. Effective May 1, 2003, the Company received an increase in its capitation reimbursement from Oasis Medical Group averaging approximately $45,000 per month which benefited the Company's Desert Advanced facilities (Palm Springs and Palm Desert).

               d) Continue to evaluate all facilities' operations and trim excess operating and general and administrative costs where it is feasible to do so including consolidating underperforming facilities to reduce operating cost duplication and improve operating income. During the nine months ended July 31, 2003, the Company closed its La Habra facility and two of its satellite x-ray facilities servicing its Riverside and Long Beach (Los Coyotes) locations, respectively. The closures were cost reduction measures where volume at these locations could be directed to other nearby facilities with existing equipment operating below capacity. By year-end, the Company plans to close two additional satellite locations for similar reasons. The Company anticipates there will be no losses associated with these closings and the equipment will be moved to other existing sites.

               e) Continue to selectively acquire new medical equipment and replace old and obsolete equipment in order to increase service volume and throughput at many facilities. Upgrades and new equipment would be acquired only when anticipated increases in patient volume support the increased debt service.

               f) Depending on price, market circumstances and strategic buyers, the Company may look to sell non core assets. Effective March 31, 2003, the Company sold its 50% share of Westchester Imaging Group for $2,500,000. As part of the transaction, the Company purchased 100% of the accounts receivable generated through March 31, 2003 for $850,000 and reimbursed the joint venture for $283,000, which represented 50% of the remaining liabilities, resulting in net proceeds of approximately $1,367,000. The Company recognized a gain on the transaction of approximately $2,952,000.

               g) Continue to work with lessors and lenders to extend terms of leases and financing to accommodate cash flow requirements for ongoing agreements and upon the expiration of leases and notes. In May 2003, the Company restructured sixteen of its existing notes payable with DVI Financial Services, Inc. reducing its monthly payments by approximately $210,000 per month for the next nine months. In the tenth month, the month payments increase to approximately $350,000 per month, an increase of $16,000 per month over historical payment levels. The short-term cash flow savings are approximately $1,845,000. The revised notes bear interest at approximately 8.5% to 10.5% and have terms from 45 to 71 months with six notes payable having balloon payments.

                    Beginning in April 2003, the Company began receiving short-term working capital loans from GE Healthcare Financial Services for $200,000 per month for nine months, or $1,800,000. Subsequent to the quarter's end, the Company will still receive five installments totaling $1,000,000. The notes will accrue interest only until the final installment with the first payment for all nine notes to be made in January 2004. The five-year notes payable bear interest at 9.00%.

                    On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. As part of that process, the FDIC advised the Company that until its account was sold its credit line would be reduced to $15.5 million. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to GF Asset Management, Inc., a division of GE, and reduced its credit line availability to $14,500,000. As a result of the Company's relationship with GE, both companies are working on an arrangement to continue to provide a revolving line of credit with the Company past the December 31, 2003 termination possibly consolidating all of the Company's receivables into one line of credit.

                    In May 2003, the Company sent out a solicitation requesting current subordinated debenture holders to extend its term from June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company will reduce the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. The Company also agreed not to redeem the bonds prior to June 2005. Of the $16.3 million of outstanding debentures, the Company received consents from holders of more than $11 million to the terms. The Company determined that the residual $5.3 million of outstanding debentures would be too costly to pay and would negatively impact its future viability. Accordingly, the Company elected to again seek consents from the holders the same restructuring already approved by over $11 million with the intent to file that approval with the Bankruptcy Court and seek confirmation of a plan requiring all debentures, not just those consenting, to be restructured in accordance with the consent. Having received an approximate 94% in number and 96% in amount approval to the extension program, the Company has submitted the restructuring for approval and confirmation by the Bankruptcy Court. The bankruptcy filing should have absolutely no other impact on the Company other than restructuring of the debentures and should be concluded before October 31, 2003. At that time, the outstanding bond debenture balance of $16 million will be reclassified to long-term liabilities thereby improving the Company's working capital.

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

The Company's future obligations for existing notes payable, equipment under capital lease, lines of credit, subordinated bond debentures and equipment and building operating leases for the next five years and thereafter are as follows (numbers in thousands):

                     08/01/03   08/01/04   08/01/05   08/01/06   08/01/07
                        to         to         to         to         to      There-
                     07/31/04   07/31/05   07/31/06   07/31/07   07/31/08    after      Total
                     --------   --------   --------   --------   --------    -----      -----
Notes payable        $14,567    $15,511    $23,483    $10,912    $ 8,822    $ 2,917    $76,212
Interest             $ 7,535    $ 5,932    $ 3,832    $ 2,034    $   978    $   101    $20,412
                     --------   --------   --------   --------   --------   --------   --------
  Total              $22,102    $21,443    $27,315    $12,946    $ 9,800    $ 3,018    $96,624

Capital leases       $12,422    $13,187    $12,978    $10,322    $ 8,445    $ 4,612    $61,966
Interest             $ 5,434    $ 4,189    $ 2,892    $ 1,755    $   847    $   217    $15,334
                     --------   --------   --------   --------   --------   --------   --------
  Total              $17,856    $17,376    $15,870    $12,077    $ 9,292    $ 4,829    $77,300
                     ========   ========   ========   ========   ========   ========   ========

Lines of credit      $14,549    $    --    $    --    $    --    $    --    $    --    $14,549
                     ========   ========   ========   ========   ========   ========   ========

Bond debentures      $16,215    $    --    $    --    $    --    $    --    $    --    $16,215
                     ========   ========   ========   ========   ========   ========   ========

Operating Leases:
  Building           $ 7,328    $ 6,351    $ 6,035    $ 5,251    $ 4,062    $16,218    $45,245
  Equipment          $ 2,280    $ 1,930    $ 1,459    $   837    $   203    $    --    $ 6,709
                     --------   --------   --------   --------   --------   --------   --------
    Total            $ 9,608    $ 8,281    $ 7,494    $ 6,088    $ 4,265    $16,218    $51,954
                     ========   ========   ========   ========   ========   ========   ========

The Company's line of credits with GF Asset Management, a division of GE, and DVI Business Credit are classified as a current liabilities primarily because they are collateralized by account receivable and the eligible borrowing bases are also classified as current assets. On February 10, 2003, the Company was advised that the Federal Deposit Insurance Corporation ("FDIC") had elected to close Coast Business Credit ("Coast") and liquidate its accounts. As part of that process, the FDIC advised the Company that until its account was sold its credit line would be reduced to $15.5 million. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to GF Asset Management, Inc. and reduced its credit line further to $14.5 million. As a result of the Company's relationship with GE, both Companies are working on an arrangement to continue to provide a revolving line of credit with the Company past the December 31, 2003 termination possibly consolidating all of the Company's receivables into one line of credit.

Effective March 1, 2000, the Company entered into an agreement with GE Medical Systems for the maintenance of the majority of its medical equipment for a fee based upon a percentage of net revenues with minimum aggregate net revenue requirements. In August 2001, the agreement was amended and expires on October 31, 2005. The service fee ranges from 2.82% to 3.74% of net revenue (less provisions for bad debt) and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. For the nine months ended July 31, 2003, the monthly service fees were 3.74% of net revenue.

On August 31, 2001, the Company entered into a sale-leaseback transaction in which it sold its Orange Imaging facility for $2,250,000 and leased it back for 10 years. Rental commenced at $18,750 per month and increases by 3% per annum. The Company has an option to repurchase the property at any time prior to August 31, 2006, at fair market value (but not less than $2,350,000 nor more than $2,550,000). The gain on the transaction of approximately $449,000 was deferred and is being recognized in equal monthly installments over the initial lease period.

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

The Company's working capital needs currently are provided under two lines of credit. Under one agreement with the GF Asset Management (previously Coast Business Credit), due December 31, 2003, the Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $14,500,000. In any scenario, the Company may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Interest on outstanding borrowings is payable monthly at the greater of 8% or the bank's prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At July 31, 2003 approximately $10,684,000 was outstanding under this line. The lender holds a first lien position on substantially all of Radnet's assets. The president and C.E.O. of the Company has personally guaranteed $10,000,000 of the line. The line is further secured by a $5,000,000 life insurance policy on the life of the president and C.E.O.

The second agreement is with DVI Business Credit. Under this arrangement, the Company may borrow the lesser of 110% of eligible accounts receivable or $5,000,000. Interest on the outstanding balance is payable monthly at the bank's prime rate plus 1%. At July 31, 2003, approximately $3,865,000 was outstanding on this line. This line of credit is on a month-to-month basis. This credit line is collateralized by approximately 80% of the Tower division's eligible accounts receivable. On August 25, 2003, DVI commenced a Chapter 11 proceeding in the Bankruptcy Court in Delaware. DVI continues to provide funding under the arrangement while in the bankruptcy proceeding. A second line of credit agreement with DVI was never utilized and was subsequently rescinded by the Company.

In May 2003, the Company sent out a solicitation requesting current subordinated debenture holders to extend its term from June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company will reduce the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. The Company also agreed not to redeem the bonds prior to June 2005. Of the $16.3 million of outstanding debentures, the Company received consents from holders of more than $11 million to the terms. The Company determined that the residual $5.3 million of outstanding debentures would be too costly to pay and would negatively impact its future viability. Accordingly, the Company elected to again seek consents from the holders the same restructuring already approved by over $11 million with the intent to file that approval with the Bankruptcy Court and seek confirmation of a plan requiring all debentures, not just those consenting, to be restructured in accordance with the consent. Having received an approximate 94% in number and 96% in amount approval to the extension program, the Company has submitted the restructuring for approval and confirmation by the Bankruptcy Court. The bankruptcy filing should have absolutely no other impact on the Company other than restructuring of the debentures and should be concluded before October 31, 2003.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS There are no matters to be reported under this heading.

         ITEM 5.  OTHER INFORMATION
                  In May 2003, the Company sent out a solicitation requesting subordinated debenture holders to extend its term from June 2003 to June 2008. In consideration for the deferral, the Company will increase the interest from 10% to 11.5% (per annum) paid quarterly beginning with the October 1, 2003 payment. In addition, the Company will reduce the conversion rate from $12.00 to $2.50 per share for those consenting bondholders. The Company also agreed not to redeem the bonds prior to June 2005. Of the $16.3 million of outstanding debentures, the Company received consents from holders of more than $11 million to the terms. The Company determined that the residual $5.3 million of outstanding debentures would be too costly to pay and would negatively impact its future viability. Accordingly, the Company elected to again seek consents from the holders the same restructuring already approved by over $11 million with the intent to file that approval with the Bankruptcy Court and seek confirmation of a plan requiring all debentures, not just those consenting, to be restructured in accordance with the consent. Having received an approximate 94% in number and 96% in amount approval to the extension program, the Company has submitted the restructuring for approval and confirmation by the Bankruptcy Court. The bankruptcy filing should have absolutely no other impact on the Company other than restructuring of the debentures and should be concluded before October 31, 2003.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a)   Exhibit 11 - Computation of Earnings Per Share

                  b) On July 29, 2003, Registrant filed a Form 8-K Report under Item 5 disclosing the information set forth under
                       Item 5 hereinabove.

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


                                  Primedex Health Systems, Inc.
                                  (Registrant)


September 19, 2003                By:  Howard G. Berger, M.D.
                                       ---------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer

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

Dated:  September 19, 2003



                                       /S/ Howard G. Berger, M.D.
                                       --------------------------
                                       Howard G. Berger, M.D.
                                       President and Principal Financial Officer