Form 10-Q/A
period 2003-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2003-10-03
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 2003


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________  to  ____________________

Commission File Number   0-19019


                          PRIMEDEX HEALTH SYSTEMS, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

New York                                                              13-3326724
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1510 Cotner Avenue                                Los Angeles, California  90025
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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibit 32.1 - Certification







                                   SIGNATURE




                                   Primedex Health Systems, Inc.
                                   (Registrant)


October 3, 2003                    By: Howard G. Berger, M.D.
                                       -----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Treasurer and Principal Financial Officer