Form 10-K
period 2003-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2004-02-06
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

For Annual Reports Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

Commission File Number 0-19019

PRIMEDEX HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	13-3326724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 Cotner Avenue Los Angeles, California	90025
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (310) 478-7808

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,075,330 on April 29, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing price for the common stock on the Nasdaq Over-the-Counter Bulletin Board on said date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding on January 30, 2004 was 41,106,813 shares (excluding treasury shares).

PART I

Item 1.	Business

Business Overview

We operate a group of regional networks comprised of 55 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets which have both high-density and expanding populations, as well as attractive payor diversity.

All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Twenty-five of our facilities are multi-modality sites, offering various combinations of magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. Thirty of our facilities are single-modality sites, offering either X-ray or MRI. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality sites to help accommodate overflow in targeted demographic areas.

At our facilities, we provide all of the equipment as well as all non-medical operational, management, financial and administrative services necessary to provide diagnostic imaging services. We give our facility managers authority to run our facilities to meet the demands of local market conditions, while our corporate structure provides economies of scale, corporate training programs, standardized policies and procedures and sharing of best practices across our networks. Each of our facility managers is responsible for meeting our standards of patient service, managing relationships with local physicians and payors and maintaining profitability.

Howard G. Berger, M.D. is our President, Chief Executive Officer and Chief Financial Officer, a member of our Board of Directors and owns approximately 30% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in Beverly Radiology Medical Group III, or BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended October 31, 2003, we performed 947,032 diagnostic imaging scans and generated net revenue from continuing operations of $140.3 million. We have achieved substantial growth in recent years, having increased net revenue from continuing operations from $107.6 million for the year ended October 31, 2001 to $140.3 million for the year ended October 31, 2003.

The following table illustrates our growth over the five-year period ended October 31, 2003:

	Year Ended October 31,
	1999	2000	2001	2002	2003
Total number of MRI, CT and PET systems (at end of year)*	38	45	52	60	63
Total number of scans performed*	490,135	600,667	690,484	877,574	947,032

*	Excludes discontinued operation.

Industry Overview

Diagnostic imaging involves the use of non-invasive procedures to generate representations of internal anatomy and function that can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures facilitate the early diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Diagnostic imaging procedures include MRI, CT, PET, nuclear medicine, ultrasound, mammography, X-ray and fluoroscopy.

While general X-ray remains the most commonly performed diagnostic imaging procedure, the fastest growing and higher margin procedures are MRI, CT and PET. The rapid growth in PET scans is attributable to the recent introduction of reimbursement by payors of PET procedures. The number of MRI and CT scans continues to grow due to their wider acceptance by physicians and payors, an increasing number of applications for their use and a general increase in demand due to the aging population in the United States.

IMV, a provider of database and market information products and services to the analytical, clinical diagnostic, biotechnology, life science and medical imaging industries, estimates that over 21.9 million MRI procedures and 45.4 million CT procedures were conducted in the United States in 2002, representing a 22% and 15% increase over the 2001 volume of MRI and CT procedures, respectively, and that approximately 9% of those MRI procedures and 8% of those CT procedures were performed in California. IMV indicates that the number of MRI procedures in the United States has increased at a rate of 14% per year since 1998. This data is particularly relevant to us, given that revenue from MRI and CT scans constituted approximately 66% of our net revenue for the year ended October 31, 2003.

Industry Trends

We believe that the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population. Persons over the age of 65 comprise one of the fastest growing segments of the population in the United States. According to the United States Census Bureau, this group is expected to increase as much as 14% from 2000 to 2010. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

Expanding Cost Effective Applications for Diagnostic Imaging Technology. New technological developments are expected to extend the clinical uses of diagnostic imaging technology and increase the number of scans performed. Recent technological advancements include:

•	MRI spectroscopy, which can differentiate malignant from benign lesions;

•	MRI angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels;

•	Enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation by radiologists at remote locations; and

•	The development of combined PET/CT scanners, which combine the technology from PET and CT to create a powerful diagnostic imaging system.

Additional improvements in imaging technologies, contrast agents and scan capabilities are leading to new non-invasive methods of diagnosing blockages in the heart’s vital coronary arteries, liver metastases, pelvic diseases and vascular abnormalities without exploratory surgery. We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient and non-invasive, as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will continue the increased use of imaging services. In addition, we believe the growing popularity of elective full-body scans will further increase the use of imaging services. At the same time, we believe the industry has increasingly used upgrades to existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe this trend toward equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the horizon that will displace MRI, CT or PET as the principal advanced diagnostic imaging modalities.

Wider Physician and Payor Acceptance of the Use of Imaging. During the last 30 years, there has been a major effort undertaken by the medical and scientific communities to develop higher quality, cost-effective diagnostic imaging technologies and to minimize the risks associated with the application of these technologies. The thrust of product development during this period has largely been to reduce the hazards associated with conventional X-ray and nuclear medicine techniques and to develop new, harmless imaging technologies. As a result, the use of advanced diagnostic imaging modalities, such as MRI, CT and PET, which provide superior image quality compared to other diagnostic imaging technologies, has increased rapidly in recent years. These advanced modalities allow physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures, which are usually more expensive, involve greater risk to patients and result in longer rehabilitation time. Because advanced imaging systems are increasingly seen as a tool for reducing long-term healthcare costs, they are gaining wider acceptance among payors.

Greater Consumer Awareness of and Demand for Preventive Diagnostic Screening. Diagnostic imaging is increasingly being used as a screening tool for preventive care such as elective full-body scans. Consumer awareness of and demand for diagnostic imaging as a less invasive and preventive screening method has added to the growth in diagnostic imaging procedures. We believe that further technological advancements will create demand for diagnostic imaging procedures as less invasive procedures for early diagnosis of diseases and disorders.

Diagnostic Imaging Settings

Diagnostic imaging services are typically provided in one of the following settings:

Fixed-site, freestanding outpatient diagnostic facilities. These facilities range from single-modality to multi-modality facilities and are not generally owned by hospitals or clinics. These facilities depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these facilities may compete with hospitals or clinics that have their own imaging systems to provide services to these patients. These facilities bill third-party payors, such as managed care organizations, insurance companies, Medicare or Medi-Cal. All of our facilities are in this category.

Hospitals or clinics. Many hospitals provide both inpatient and outpatient diagnostic imaging services, typically on site. These inpatient and outpatient centers are owned and operated by the hospital or clinic or jointly by both and are primarily used by patients of the hospital or clinic. The hospital or clinic bills third-party payors, such as managed care organizations, insurance companies, Medicare or Medi-Cal.

Mobile facilities. Using specially designed trailers, imaging service providers transport imaging equipment and provide services to hospitals and clinics on a part-time or full-time basis, thus allowing small to mid-size hospitals and clinics that do not have the patient demand to justify an on-site setting access to advanced diagnostic imaging technology. Diagnostic imaging providers contract directly with the hospital or clinic and are typically reimbursed directly by them.

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI. MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue, including the brain, spine, abdomen, heart and extremities. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 1.5 Tesla and are priced in the range of $0.6 million to $2.5 million.

CT. CT provides higher resolution images than conventional X-rays, but generally not as well-defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. CT systems are priced in the range of $0.3 million to $1.2 million.

PET. PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. Combined PET/CT systems, which have recently become available, blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $2.0 million to $2.5 million.

Nuclear Medicine. Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions.

X-ray. X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively.

Ultrasound. Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications.

Mammography. Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer.

Fluoroscopy. Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs.

Competitive Strengths

Significant and Knowledgeable Participant in the Nation’s Largest Economy. We believe our group of regional networks of fixed-site, freestanding outpatient diagnostic imaging facilities is the largest of its kind in California, the nation’s largest economy and most populous state. Our two decades of experience in operating diagnostic imaging facilities in almost every major population center in California gives us intimate, first-hand knowledge of these geographic markets, as well as close, long-term relationships with key payors, radiology groups and referring physicians within these markets.

Advantages of Regional Networks with Broad Geographic Coverage. The organization of our diagnostic imaging facilities into regional networks around major population centers offers unique benefits to our patients, our referring physicians, our payors and us.

•	We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging facilities within a particular region can access the patient appointment calendars of other facilities within the same regional network to efficiently allocate time available and to meet a patient’s appointment, date, time or location preferences.

•	We have found that many third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. We believe that our regional network approach and our utilization management system make us an attractive candidate for selection as a preferred provider for these third-party payors.

•	Through our advanced information technology systems, we can electronically exchange information between radiologists in real time, enabling us to cover larger geographic markets by using the specialized training of other practitioners in our networks. In addition, many of our facilities digitally transmit to our headquarters, on a daily basis, comprehensive data concerning the diagnostic imaging services performed, which our corporate management closely monitors to evaluate each facility’s efficiency. Similarly, BRMG uses our advanced information technology system to closely monitor radiologists to ensure that they consistently perform at expected levels.

•	The grouping of our facilities within regional networks enables us to easily move technologists and other personnel, as well as equipment, from under-utilized to over-utilized facilities on an as-needed basis. This results in operating efficiencies and better equipment utilization rates and improved response time for our patients.

Comprehensive Diagnostic Imaging Services. At each of our 25 multi-modality facilities, we offer patients and referring physicians one location to serve their needs for multiple procedures. Furthermore, we have complemented many of our multi-modality sites with single-modality sites to accommodate overflow and to provide a full suite of services within a local area consistent with demand. This can help patients avoid multiple visits or lengthy journeys between facilities, thereby decreasing costs and time delays.

Strong Relationships with Experienced and Highly Regarded Radiologists. Our contracted radiologists generally have outstanding credentials and reputations, strong relationships with referring physicians, a broad mix of sub-specialties and a willingness to embrace our approach for the delivery of diagnostic imaging services. The collective experience and expertise of these radiologists translates into more accurate and efficient service to patients. Moreover, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups. We believe that physicians are drawn to BRMG and the other radiologist groups with whom we contract by the opportunity to work with the state-of-the-art equipment we make available to them, as well as the opportunity to receive specialized training through our fellowship programs, and engage in clinical research programs, which generally are available only in university settings and major hospitals. Also, through the use of options and warrants, we have made available to many of BRMG’s key physicians the opportunity to own an equity stake in our company, which we believe further strengthens the commonality of their interests with ours.

Diversified Payor Mix. Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of profitable revenue. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2003.

Experienced and Committed Management Team. Dr. Howard Berger, Norman Hames, our Chief Operating Officer, and Dr. John Crues III, a Vice President of our company, together have close to 75 years of healthcare management experience. Our executive management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. Our management beneficially owns approximately 32% of our common stock.

Business Strategy

Maximizing Performance at Our Existing Facilities. We intend to enhance our operations and increase scan volume and revenue at our existing facilities by:

•	Establishing new referring physician and payor relationships;

•	Increasing patient referrals through targeted marketing efforts to referring physicians;

•	Adding modalities and increasing imaging capacity through equipment upgrades to existing machinery, additional machinery and relocating machinery to meet the needs of our regional markets;

•	Leveraging our multi-modality offerings to increase the number of high-end procedures performed; and

•	Building upon our capitation arrangements to obtain fee-for-service business.

Focusing on Profitable Contracting. We regularly evaluate our contracts with third-party payors and radiology groups, as well as our equipment and real property leases, to determine how we may improve the terms to increase our revenues and reduce our expenses. Because many of our contracts have one-year terms, we can regularly renegotiate these contracts if necessary. We believe our position as a leading provider of diagnostic imaging services in California, our experience and knowledge of the various geographic markets in California and the benefits offered by our regional networks enable us to obtain more favorable contract terms than would be available to smaller or less experienced organizations.

Expanding MRI and CT Applications. We intend to continue to use expanding MRI and CT applications as they become commercially available. Most of these applications can be performed by existing MRI and CT systems with some upgraded software and hardware enhancements. We also intend to introduce applications that will decrease scan and image-reading time, to increase our productivity.

Optimizing Operating Efficiencies. We intend to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience excess demand. We will continue to trim excess operating and general and administrative costs where it is feasible to do so, including consolidating, divesting or closing underperforming facilities to reduce operating costs and improve operating income. We also may continue to use, where appropriate, highly-trained radiology physician assistants to perform, under appropriate supervision of radiologists, basic services traditionally performed by radiologists. We will continue to upgrade our advanced information technology system to create cost reductions for our facilities in areas such as image storage, support personnel and financial management.

Expanding Our Networks. We intend to expand our networks of facilities through new developments and acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. We perform extensive due diligence before developing a new facility or acquiring an existing facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

•	There is sufficient patient demand for outpatient diagnostic imaging services;

•	We believe we can gain significant market share;

•	We can build key referral relationships or we have already established such relationships; and

•	Payors are receptive to our entry into the market.

Our Services

We offer the following services: MRI, CT, PET, nuclear medicine, X-ray, ultrasound, mammography and fluoroscopy. Our facilities provide standardized services, regardless of location, to ensure patients, physicians and payors consistency in service and quality. We monitor our level of service, including patient satisfaction, timeliness of services to patients and reports to physicians.

The key features of our services include:

•	Patient-friendly, non-clinical environments;

•	A 24-hour turnaround on routine examinations;

•	Interpretations within one to two hours, if needed;

•	Flexible patient scheduling, including same-day appointments;

•	Extended operating hours, including weekends;

•	Reports delivered via courier, fax or email;

•	Availability of second opinions and consultations;

•	Availability of sub-specialty interpretations at no additional charge;

•	Standardized fee schedules by region; and

•	Fees that are more competitive than hospital fees.

Radiology Professionals

In California, a lay person or any entity other than a professional corporation is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the “corporate practice” of medicine. In order to comply with this prohibition, we contract, directly or through BRMG, with radiologists to provide professional medical services in our facilities, including the supervision and interpretation of diagnostic imaging procedures. The radiology practice maintains full control over the physicians it employs. Pursuant to each management contract, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. In addition, we provide management services and administration of the non-medical functions relating to the professional medical practice at the facility, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities. As compensation for the services furnished under contracts with radiologists, we generally receive an agreed percentage of the medical practice billings for, or collections from, services provided at the facility, typically varying between 74% to 84% of net revenue or collections.

At 42 of our facilities, BRMG is our contracted radiology group. At October 31, 2003, BRMG employed approximately 42 full-time and six part-time radiologists. At the balance of our facilities we contract, directly or through BRMG, with other radiology groups to provide the professional medical services. At the two imaging facilities owned by Burbank Advanced Imaging Center LLC and Rancho Bernardo Advanced Imaging Center LLC, we are entitled, for our services as manager of limited liability company, to a management fee of 10% of the collected revenue of each company after deduction of the professional fees. In addition, as a member owning 75% of the equity interests of those limited liability companies, we are entitled to 75% of income after a deduction of all expenses, including amounts paid for medical services and medical supervision.

Under our management agreement with BRMG, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage is adjusted annually to ensure that the parties receive the fair value for the services they render.

The following are the other principal terms of our management agreement with BRMG:

•	The agreement expires on January 1, 2014. However, the agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. In addition, either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure, and we may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG.

•	At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our facilities.

•	At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

•	If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

•	If we want to open a new facility, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

•	BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

Payors

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. These fees are paid by a diverse mix of payors, as illustrated for the year ended October 31, 2003 by the following table:

Payor Type	Percentage of Net Revenue
Insurance[1]	41%
Managed Care Capitated Payors	22
Medicare/Medi-Cal	15
Other[2]	15
Workers Compensation/Personal Injury	7

[1]	Includes Blue Cross/Blue Shield, which represented 12% of our net revenue for the year ended October 31, 2003.
[2]	Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2003.

We have described below the types of reimbursement arrangements we have, directly or indirectly, including through BRMG, with third-party payors.

Insurance

Generally, insurance companies reimburse us, directly or indirectly, including through BRMG, on the basis of agreed upon rates. These rates are on average approximately the same as the rates set forth in the Medicare Fee Schedule for the particular service. The patients are generally not responsible for any amount above the insurance allowable amount.

Managed Care Capitation Agreements

Under these agreements, which are generally between BRMG and the payor, typically an independent physicians group or other medical group, the payor pays a pre-determined amount per-member per-month in exchange for BRMG providing all necessary covered services to the managed care members included in the agreement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to BRMG and, as a result of our management agreement with BRMG, to us.

We believe that through our comprehensive utilization management, or UM, program we have become highly skilled at assessing and moderating the risks associated with the capitation agreements, so that these agreements are profitable for us. Our UM program is managed by our UM department, which consists of administrative and nursing staff as well as BRMG medical staff who are actively involved with the referring physicians and payor management in both prospective and retrospective review programs. Our UM program includes the following features, all of which are designed to manage our costs while ensuring that patients receive appropriate care:

Physician Education. At the inception of a new capitation agreement, we provide the new referring physicians with binders of educational material comprised of proprietary information that we have prepared and third-party information we have compiled, which are designed to address diagnostic strategies for common diseases. We distribute additional material according to the referral practices of the group as determined in the retrospective analysis described below.

Prospective Review. Referring physicians are required to submit authorization requests for non-emergency high-intensity services: MRI, CT, special procedures and nuclear medicine studies. The UM medical staff, according to accepted practice guidelines, considers the necessity and appropriateness of each request. Notification is then sent to the imaging facility, referring physician and medical group. Appeals for cases not approved are directed to us. The capitated payor has the final authority to uphold or deny our recommendation.

Retrospective Review. We collect and sort encounter activity by payor, place of service, referring physician, exam type and date of service. The data is then presented in quantitative and analytical form to facilitate understanding of utilization activity and to provide a comparison between fee-for-service and Medicare equivalents. Our Medical Director prepares a quarterly report for each payor and referring physician, which we send to them. When we find that a referring physician is overutilizing services, we work with the physician to modify referral patterns.

Medicare/Medi-Cal

Medicare is the national health insurance program for people age 65 or older and people under age 65 with certain disabilities. Medi-Cal is the California health insurance program for qualifying low income persons. Medicare and Medi-Cal reimburse us, directly or indirectly, including through BRMG, in accordance with the Medicare Fee Schedule, which is a schedule of rates applicable to particular services and annually adjusted upwards or downwards, typically, within a 4-8% range. Medicare patients are not responsible for any amount above the Medicare allowable amount. Medi-Cal patients are not responsible for the unreimbursed portion.

Contracts with Physician Groups and Other Non-Insurance Company Payors

These payors reimburse us, directly or indirectly, on the basis of agreed upon rates. These rates are typically set at 70-80% of the rates set forth in the Medicare Fee Schedule for the particular service. However, we often agree to a specified rate for MRI and CT procedures which is not tied to the Medicare Fee Schedule. The patients are generally not responsible for the unreimbursed portion.

Facilities

Through our wholly owned subsidiaries, we operate 53 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We lease the premises at which these facilities are located, with the exception of two facilities located in buildings we own. We lease the land on which both of those buildings are located.

Through two joint venture limited liability companies in which we have a 75% ownership interest, we operate two fixed-site, freestanding outpatient diagnostic imaging facilities in Southern California. The limited liability companies lease the premises on which these facilities are located.

Our facilities are located in regional networks that we refer to as regions. Twenty-five of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Thirty of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

The following table sets forth the number of our facilities for each year during the five-year period ended October 31, 2003:

	Year Ended October 31,
	1999	2000	2001	2002	2003
Total facilities owned or managed (at beginning of year)	31	37	42	46	58
Facilities added by:
Acquisition	1	5	3	1	—
Internal development	10	1	4	11	3
Facilities closed or sold	(5)	(1)	(3)	—	(6)

Total facilities owned (at end of year)	37	42	46	58	55

Diagnostic Imaging Equipment

The following table indicates as of December 31, 2003, the quantity of principal diagnostic equipment available at our facilities, by region:

	MRI	Open MRI	CT	PET/CT	Mammo- graphy	Ultra- sound	X-ray	Nuclear Medicine	Total
Tower	3	1	2	1	4	4	4	3	22
Ventura	2	1	2	1	8	11	16	3	44
San Fernando Valley	4	3	3	1	3	6	7	1	28
Antelope Valley	1	1	1	—	3	4	6	—	16
Central California	3	2	5	—	6	10	12	—	38
Northern California	1	2	2	—	—	—	—	—	5
Orange	2	1	1	1	3	4	6	1	19
Long Beach	1	—	1	—	3	3	6	—	14
Northern San Diego	—	1	1	—	—	1	1	—	4
Palm Springs	1	1	1	—	3	5	3	—	14
Inland Empire	4	1	4	—	7	9	13	—	38

Total	22	14	23	4	40	57	74	8	242

The average age of our MRI and CT units is less than four years, and the average age of our PET units is less than two years. The useful life of our MRI, CT and PET units is typically ten years.

Information Technology

Our corporate headquarters and substantially all of our 55 facilities are interconnected through a state-of-the-art information technology system. This system, which is compliant with the Health Insurance Portability and Accountability Act of 1996, is comprised of a number of integrated applications, provides a single operating platform for billing and collections, electronic medical records, practice management and image management.

This technology has created cost reductions for our facilities in areas such as image storage, support personnel and financial management and has further allowed us to optimize the productivity of all aspects of our business by enabling us to:

•	Capture all necessary patient demographic, history and billing information at point-of-service;

•	Automatically generate bills and electronically file claims with third-party payors;

•	Record and store diagnostic report images in digital format;

•	Digitally transmit on a real time basis diagnostic images from one location to another, thus enabling networked radiologists to cover larger geographic markets by using the specialized training of other networked radiologists;

•	Perform claims, rejection and collection analysis; and

•	Perform sophisticated financial analysis, such as analyzing cost and profitability, volume, charges, current activity and patient case mix with respect to each of our managed care contracts.

Currently diagnostic reports and images are accessible via the Internet to our referring providers. We are in the process of working with some of the larger medical groups we have contracts with to provide access to this content via their web portals.

Personnel

At October 31, 2003, we had a total of 474 full-time, 92 part-time and 238 per-diem employees. These numbers do not include the 42 full-time and six part-time radiologists and the 400 full-time and 60 part-time technologists then employed by BRMG.

We employ a site manager who is responsible for overseeing day-to-day and routine operations at each of our facilities, including staffing, modality and schedule coordination, referring physician and patient relations and purchasing of materials. In turn, our nine regional managers and directors are responsible for oversight of the operations of all facilities within their region, including sales, marketing and contracting. The regional managers and directors, along with our directors of contracting, marketing, facilities, management/purchasing and human resources report to our chief operating officer. Our directors of finance and information services, and our medical director report to our chief executive officer.

None of our employees is subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relationship with our employees is good.

Marketing

Our marketing team, which consists of a director of marketing, two territory sales managers and 19 customer service representatives, two of whom are part-time, employs a multi-pronged approach to marketing:

Physician Marketing. Each customer service representative is responsible for marketing activity on behalf of one or more facilities. The representatives act as a liaison between the facility and referring physicians, holding meetings periodically and on an as-needed basis with them and their staff to present educational programs on new applications and uses of our systems and to address particular patient service issues that have arisen. In our experience, consistent hands-on contact with a referring physician and his or her staff generates goodwill and increases referrals. The representatives also continually seek to establish referral relationships with new physicians and physician groups. In addition to a base salary and a car allowance, each representative receives a quarterly bonus if the facility or facilities on behalf of which he or she markets meets specified net revenue goals for the quarter.

Payor Marketing. Our marketing team regularly meets with managed care organizations and insurance companies to solicit contracts and meet with existing contracting payors to solidify those relationships. The comprehensiveness of our services, the geographic location of our facilities and the reputation of the physicians with whom we contract all serve as tools for obtaining new or repeat business from payors.

Sports Marketing Program. We employ a sports marketing program designed to increase our public profile. We provide X-ray equipment and a technician for all of the games of the Lakers, Clippers, Kings, Avengers and Sparks held at the Staples Center in Los Angeles, Mighty Ducks games held at the Arrowhead Pond in Anaheim, and University of Southern California football games held in Los Angeles. In exchange for this service, we receive an advertisement in each team program throughout the season. In addition, we have a close relationship with the physicians for some of these teams.

Suppliers

Historically, we have acquired almost all of our diagnostic imaging equipment from GE Medical Systems, Inc., and we purchase medical supplies from various national vendors. We believe that we have excellent working relationships with all of our major vendors. However, there are several comparable vendors for our supplies that would be available to us if one of our current vendors becomes unavailable.

We acquire our equipment primarily through various financing arrangements directly with an affiliate of General Electric Corporation, or GE, involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At October 31, 2003, capital lease obligations totaled approximately $60.7 million through 2009, including current installments totaling approximately $13.0 million. Subsequent to October 31, 2003, we converted some of our operating leases into capital leases. At November 1, 2003, obligations under the converted leases totaled approximately $6.2 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We maintain an agreement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. The annual service fee is currently the higher of 3.74% of our net revenue (less provisions for bad debt) or approximately $4.7 million. This agreement terminates on October 31, 2005 and may be terminated earlier under specified circumstances. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis.

Competition

The market for diagnostic imaging services in California is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our major national competitors include Radiologix, Inc., Alliance Imaging, Inc., Healthsouth Corporation and Insight Health Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment.

In addition, in the past some non-radiologist physician practices have refrained from establishing their own diagnostic imaging facilities because of the federal physician self-referral legislation. Final regulations issued in January 2001 clarify exceptions to the physician self-referral legislation, which created opportunities for some physician practices to establish their own diagnostic imaging facilities within their group practices and to compete with us. Although we currently do not, we could in the future experience significant competition as a result of those final regulations.

Insurance

We maintain insurance policies with coverages that we believe are appropriate in light of the risks attendant to our business and consistent with industry practice. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all. We maintain general liability insurance and professional liability insurance in commercially reasonable amounts. Additionally, we maintain workers’ compensation insurance on all of our employees. Coverage is placed on a statutory basis and responds to California’s requirements.

Pursuant to our agreements with physician groups with whom we contract, including BRMG, each group must maintain medical malpractice insurance for the group, having coverage limits of not less than $1.0 million per incident and $3.0 million in the aggregate per year.

California’s medical malpractice cap further reduces our exposure. California places a $250,000 limit on non-economic damages for medical malpractice cases. Non-economic damages are defined as compensation for pain, suffering, inconvenience, physical impairment, disfigurement and other non-pecuniary injury. The cap applies whether the case is for injury or death, and it allows only one $250,000 recovery in a wrongful death case. No cap applies to economic damages.

We maintain a $5.0 million key-man life insurance policy on the life of Dr. Berger. We are the beneficiary under the policy.

Regulation

General. The healthcare industry is highly regulated, and we can give no assurance that the regulatory environment in which we operate will not change significantly in the future. Our ability to operate profitably will depend in part upon us, the contracted radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses and other approvals and operating in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and modify our operations from time to time as the business and regulatory environment changes. Although we intend to continue to operate in compliance, we cannot ensure that we will be able to adequately modify our operations so as to address changes in the regulatory environment.

Licensing and Certification Laws. Ownership, construction, operation, expansion and acquisition of diagnostic imaging facilities are subject to various federal and state laws, regulations and approvals concerning licensing of facilities and personnel. In addition, free-standing diagnostic imaging facilities that provide services not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare program. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services.

Corporate Practice of Medicine. In California, a lay person or any entity other than a professional corporation is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. The laws of the State of California also prohibit a lay person or a non-professional entity from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. However, because challenges to these types of arrangements are not required to be reported, we cannot substantiate our belief. There can be no assurance that our present arrangements with BRMG or the physicians providing medical services and medical supervision at our imaging facilities will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting us to a potential combination of damages, injunction and civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services or change the amounts we receive under our management agreements, or both.

Medicare and Medicaid Fraud and Abuse. Federal law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Enforcement of this anti-kickback law is a high priority for the federal government, which has substantially increased enforcement resources and is scheduled to continue increasing such resources. The applicability of the anti-kickback law to many business transactions in the healthcare industry has not yet been subject to judicial or regulatory interpretation. Noncompliance with the federal anti-kickback legislation can result in exclusion from the Medicare, Medicaid or other governmental programs and civil and criminal penalties.

We receive fees under our service agreements for management and administrative services, which include contract negotiation and marketing services. We do not believe we are in a position to make or influence referrals of patients or services reimbursed under Medicare or other governmental programs to radiology practices or their affiliated physicians or to receive referrals. However, we may be considered to be in a position to arrange for items or services reimbursable under a federal healthcare program. Because the provisions of the federal anti-kickback statute are broadly worded and have been broadly interpreted by federal courts, it is possible that the government could take the position that our arrangements with the contracted radiology practices implicate the federal anti-kickback statute. Violation of the law can result in monetary fines, civil and criminal penalties, and exclusion from participation in federal or state healthcare programs, any of which could have an adverse effect on our business and results of operations. While our service agreements with the contracted radiology practices will not meet a safe harbor to the federal anti-kickback statute, failure to meet a safe harbor does not mean that agreements violate the anti-kickback statute. We have sought to structure our agreements to be consistent with fair market value in arms’ length transactions for the nature and amount of management and administrative services rendered. For these reasons, we do not believe that service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from referring Medicare patients to an entity providing designated health services, as defined under the Stark Law, including, without limitation, radiology services, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a circumvention scheme. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

On January 4, 2001, the Centers for Medicare and Medicaid Services published final regulations to implement the Stark Law. Under the final regulations, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the final regulations, such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The final regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasound procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, nonradiological medical procedures; (iii) nuclear medicine procedures; and (iv) invasive or interventional radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

The Stark Law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a referral by a referring physician. If such requirements are met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practices, therefore, will depend on the precise scope of services furnished by each such practice’s radiologists and whether such services derive from consultations or are self-generated. We believe that, other than self-referred patients, all of the services covered by the Stark Law provided by the contracted radiology practices derive from requests for consultation by non-affiliated physicians. Therefore, we believe that the Stark Law is not implicated by the financial relationships between us and the contracted radiology practices.

In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, so as not to violate the anti-kickback and Stark Law and regulations. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms’ length transactions and is not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have an adverse effect on our business, financial condition and results of operations.

The federal government embarked on an initiative to audit all Medicare carriers, which are the companies that adjudicate and pay Medicare claims. These audits are expected to intensify governmental scrutiny of individual providers. An unsatisfactory audit of any of our diagnostic imaging facilities or contracted radiology practices could result in any or all of the following: significant repayment obligations, exclusion from the Medicare, Medicaid or other governmental programs, and civil and criminal penalties.

Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare, Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the radiology practices. Our or the radiology practices’ activities may be investigated, claims may be made against us or the radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

California Anti-kickback and Physician Self-referral Laws. California has adopted a form of anti-kickback law and a form of Stark Law. The scope of these laws and the interpretations of them are enforced by California courts and by regulatory authorities with broad discretion. Generally, California law covers all referrals by all healthcare providers for all healthcare services. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate.

Federal False Claims Act. The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include civil penalties of not less than $5,500 and not more than $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act, and if we are so found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusion from participation in federal and California healthcare programs that are integral to our business.

Healthcare Reform Initiatives. Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you, however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of the contracted radiology practices has been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Health Insurance Portability and Accountability Act of 1996. In an effort to combat healthcare fraud, Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA. HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes, including actions affecting non-government payors. Under HIPAA, a healthcare benefit program includes any private plan or contract affecting interstate commerce under which any medical benefit, item or service is provided. A person or entity that knowingly and willfully obtains the money or property of any healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine or imprisonment, or potentially both. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable health information. HIPAA imposes federal standards for electronic transactions with health plans, the security of electronic health information and for protecting the privacy of individually identifiable health information. Organizations such as ours were obligated to be compliant with the initial HIPAA regulations by April 14, 2003. We believe that we are in compliance with the current requirements, but we anticipate that we may encounter certain costs associated with future compliance. A finding of liability under HIPAA’s privacy or security provisions may also result in criminal and civil penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

Compliance Program. We implemented a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have appointed a compliance officer who is charged with implementing and supervising our compliance program, which includes the adoption of (i) Standards of Conduct for our employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services. An important part of our compliance program consists of conducting periodic audits of various aspects of our operations and that of the contracted radiology practices. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.

U.S. Food and Drug Administration or FDA. The FDA has issued the requisite premarket approval for all of the MRI and CT systems we use. We do not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated. Except under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, all mammography facilities are required to be accredited by an approved non-profit organization or state agency. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards including annual inspection.

Compliance with theses standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although all of our facilities which provide mammography services are currently accredited by the Mammography Accreditation Program of the American College of Radiology and we anticipate continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification. Congress has extended Medicare benefits to include coverage of screening mammography subject to the prescribed quality standards described above. The regulations apply to diagnostic mammography and image quality examination as well as screening mammography.

Radiologist Licensing. The radiologists providing professional medical services at our facilities are subject to licensing and related regulations by the State of California. As a result, we require BRMG and the other radiology groups with which we contract to require those radiologists to have and maintain appropriate licensure. We do not believe that such laws and regulations will either prohibit or require licensure approval of our business operations, although no assurances can be made that such laws and regulations will not be interpreted to extend such prohibitions or requirements to our operations.

Insurance Laws and Regulation. California has adopted certain laws and regulations affecting risk assumption in the healthcare industry, including those that subject any physician or physician network engaged in risk-based managed care to applicable insurance laws and regulations. These laws and regulations may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to the contracted radiology practices, limiting their ability to enter into capitated or other risk-sharing managed care arrangements and indirectly affecting our revenue from the contracted practices.

Environmental Matters

The facilities we operate or manage generate hazardous and medical waste subject to federal and state requirements regarding handling and disposal. We believe that the facilities that we operate and manage are currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the handling and disposal of such materials. We do not believe that we will be required to expend any material additional amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.

Item 2.	Properties

Information with respect to our facilities within our regional networks is as follows:

Regional Networks	Number of Facilities[1]	Approximate Square Footage	Lease Expiration

Tower (3):
Roxsan	1	8,031	Various through 2012
Wilshire	1	13,778	September 2018
Women’s	1	3,830	February 2014

Ventura (8):
Camarillo	2	2,035	Various through May 2007
Oxnard	2	5,100	Various Month-to-month
Thousand Oaks	1	8,300	November 2007
Ventura	3	13,481	July 2007

San Fernando Valley (8):

Regional Networks	Number of Facilities[1]	Approximate Square Footage	Lease Expiration
Burbank	2	6,500	Various through March 2008
Northridge	2	9,050	Various through March 2012
Santa Clarita	2	7,293	One through June 2009; other Month-to-month
Tarzana	2	6,320	Various through 2009

Antelope Valley (5):
Antelope Valley	1	2,145	Month-to-month
Lancaster	4	8,771	Various through 2008

Central California (5):
Fresno	1	5,360	June 2008
Modesto	1	17,852	December 2014
Sacramento	1	9,089	June 2013
Stockton	1	4,808	December 2006
Vacaville	1	7,338	March 2007

Northern California (3):
Emeryville	1	2,086	June 2008
San Francisco	1	1,240	Month-to-month
Santa Rosa	1	4,235	July 2011

Orange (5):
Orange	4	15,955	Various through 2012
Tustin	1	2,139	January 2005

Long Beach (4):
Long Beach	4	16,338	Various through 2006

Northern San Diego (1):
Rancho Bernardo	1	9,557	May 2012

Palm Springs (5):
Palm Desert	3	11,082	Various through 2006
Palm Springs	2	9,042	June 2008

Inland Empire (8):
Chino	1	2,700	June 2007
Rancho Cucamonga	2	12,508	May 2009
Riverside	1	13,534	August 2007
San Gabriel Valley	1	2,871	December 2004
Temecula	3	10,705	Various through 2006

Total	55

[1]	Includes leased facilities and five facilities operated pursuant to managed care capitation agreements.

Our corporate headquarters are located in adjoining premises at 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, in approximately 16,500 square feet occupied under leases which expire on June 30, 2007. In addition, we lease 33,447 square feet of warehouse and other space under leases which expire at various dates between February 2004 and September 2006.

Item 3.	Legal Proceedings

We were involved in the following litigation:

Modesto Litigation

RadNet Management II, Inc. v. HCT Modesto, LLC

Alameda County Superior Court Case No. RG 03080062

RadNet Management II, Inc. v. U.S. Diagnostic, Inc.

and Modesto Imaging Services, Inc.

American Arbitration Association No. 72 Y 115 99029 01EP

These matters arose out of RadNet Management II, Inc.’s acquisition of substantially all of the assets and liabilities of Modesto Imaging Center, Inc. At the time we bought the center, we understood that the lease for the land on which the imaging center was located had an expiration date of December 31, 2004, subject to two three-year extensions. Two weeks after the acquisition closed, however, we learned from a third party that a document purporting to extend the lease to December 31, 2014, i.e., by ten years, had been in the possession of the center at the time the purchase was consummated.

On or about September 14, 2001, we commenced an arbitration proceeding against the seller of the center, U.S. Diagnostic Inc. and Modesto Imaging Center, Inc., before the American Arbitration Association, seeking to reduce the price of the acquisition by $1.0 million pursuant to the terms of the Asset Purchase Agreement resulting from the misrepresentation concerning our assumption of the lease. U.S. Diagnostic Inc. subsequently filed a Chapter 11 bankruptcy petition in the United States District Court for the Southern District of Florida. U.S. Diagnostic assigned its claim to the $1.0 million hold-back in the Asset Purchase Agreement to the landlord for the Modesto premises.

On or about January 23, 2003, we filed a complaint in the Superior Court of the State of California, County of Alameda, seeking legal, equitable and declaratory relief against our landlord, HCT Modesto LLC. Among other things, we sought a combination of the following: (i) cancellation of the document purporting to extend the lease expiration date from December 31, 2004 to December 31, 2014, (ii) a declaration that we were not bound by the lease beyond December 31, 2004 and (iii) damages in excess of $1.8 million.

On or about December 31, 2003, we settled the matter and agreed to extend the term of the lease to 2014 in exchange for an immediate payment of $100,000, assignment to us of all right to the $1.0 million Asset Purchase Agreement hold-back and, at the election of the landlord, either an additional $400,000 payment on or before June 30, 2004 or commencing July 1, 2004 a rent reduction of approximately $6,000 per month over the balance of the lease term ($500,000 plus 8% per annum in the aggregate).

Tower Imaging Settlement

In October 2003, we settled an arbitration proceeding concerning the physicians with whom we contracted for medical services at our three Beverly Hills Tower facilities. Pursuant to the settlement, the physicians agreed to a termination of our radiology professional services agreement and our acquisition of the “Tower Imaging” name in exchange for our payment to them of $1.5 million, comprised of 24 monthly installments of $50,000 and a final balloon payment, less a residual balance. BRMG physicians are now providing professional services at our Beverly Hills Tower facilities.

“Pre-Packaged” Plan of Reorganization

For a discussion of our “pre-packaged” Chapter 11 plan of reorganization, which we successfully completed in October 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

General

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. We believe that the outcome of our current litigation will not have a material adverse impact on our business, financial condition and results of operations. However, we could be subsequently named as a defendant in other lawsuits that could adversely affect us.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth fiscal quarter of fiscal 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Our common stock is quoted on the Nasdaq Over-the-Counter, or OTC, Bulletin Board under the symbol “PMDX.OB” The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the National Quotation Bureau, Inc. Such quotations reflect interdealer prices without adjustment for retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	Low	High
January 31, 2003	$0.36	$0.76
April 30, 2003	0.19	0.45
July 31, 2003	0.19	0.38
October 31, 2003	0.15	0.50

January 31, 2002	$0.95	$1.45
April 30, 2002	1.10	1.91
July 31, 2002	0.97	1.51
October 31, 2002	0.49	1.20

The last reported closing high and low prices for our common stock on the OTC Bulletin Board on January 30, 2004, were $0.71 and $0.68, respectively. As of January 30, 2004, the number of holders of record of our common stock was 4,013. However, a substantial number of our outstanding shares of common stock were owned of record on that date by Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers. Our management believes that these shares are beneficially owned by customers of these broker-dealers and that the number of beneficial owners of our common stock is substantially greater than 4,013.

We did not pay dividends in fiscal 2002 or 2003 and we do not expect to pay any dividends in the foreseeable future.

Convertible Subordinated Debentures

At October 31, 2003, we had $16.2 million convertible subordinated debentures outstanding which mature June 30, 2008 and bear interest, payable quarterly, at an annual rate of 11.5%. The debentures are convertible into our common stock at a price of $2.50 per share. The terms of the debentures were amended to reflect the foregoing as a result of our “pre-packaged” Chapter 11 plan of reorganization confirmed by the bankruptcy court on October 20, 2003. The plan of reorganization did not affect any of our operations or obligations, other than the subordinated debentures.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2003, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

•	In November 2002, we issued to one of BRMG’s radiologists a five-year warrant exercisable at a price of $0.75 per share, which is the public market price closing price on the transaction date, to purchase 100,000 shares of our common stock.

•	In November 2002, we issued to one of BRMG’s radiologists a five-year warrant exercisable at a price of $0.79 per share, which is the public market price closing price on the transaction date, to purchase 100,000 shares of our common stock.

•	In December 2002, we issued to one of BRMG’s radiologists a five-year warrant exercisable at a price of $0.41 per share, which is the public market price closing price on the transaction date, to purchase 50,000 shares of our common stock.

•	In May 2003, we issued to one of BRMG’s radiologists a five-year warrant exercisable at a price of $0.36 per share, which is the public market price closing price on the transaction date, to purchase 100,000 shares of our common stock.

•	In July 2003, we issued to one of our executive officers a two-year warrant exercisable at a price of $0.19 per share, which is the public market price closing price on the transaction date, to purchase 300,000 shares of our common stock.

•	In October 2003, we issued to one of BRMG’s radiologists a five-year warrant exercisable at a price of $0.39 per share, which is the public market price closing price on the transaction date, to purchase 100,000 shares of our common stock.

Equity Compensation Plan Information

The following table summarizes information with respect to options, warrants and other rights under our equity compensation plans at October 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders[1]	1,058,917	$0.47	1,431,584
Equity compensation plans not approved by security holders	8,082,135	$0.69	N/A

Total	9,141,052	$0.66	1,431,584

[1]	500,000 options at $0.40 per share to one employee expiring in March 2005 remain outstanding under the Incentive Plan, as defined in “Executive Compensation – Stock Incentive Plans.” We no longer issue any options under our Incentive Plan.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for each of the years in the three year period ended October 31, 2003 and the consolidated balance sheet data set forth below as of October 31, 2002 and 2003 are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended October 31, 1999 and 2000 and the consolidated balance sheet data set forth below as of October 31, 1999, 2000 and 2001 are derived from our audited consolidated financial statements not included herein. The selected historical consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this Annual Report are derived from the consolidated financial statements of Primedex, its subsidiaries and certain affiliates. As a result of the contractual and operational relationship among BRMG, Dr. Berger and us, we are considered to have a controlling financial interest in BRMG pursuant to guidance issued by the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, in EITF’s release 97-2. Due to the deemed controlling financial interest, we are required to include BRMG as a consolidated entity in our consolidated financial statements. This means, for example, that revenue generated by BRMG from the provision of professional medical services to our patients, as well as BRMG’s costs of providing those services, are included as net revenue in our consolidated statement of operations, whereas the management fee that BRMG pays to us under our management agreement with BRMG is eliminated as a result of the consolidation of our results with those of BRMG. Also, because BRMG is a consolidated entity in our financial statements, any borrowings or advances we have received from or made to BRMG are not reflected in our consolidated balance sheet. If BRMG were not treated as a consolidated entity in our consolidated financial statements, the presentation of certain items in our income statement, such as net revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger’s compensation, fees payable to us and amounts payable to third parties.

	Year Ended October 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Statement of Operations Data:

Net revenue	$69,901	$84,483	$107,567	$134,078	$140,259
Operating expenses:
Operating expenses	56,382	60,121	75,457	102,286	106,078
Depreciation and amortization	7,341	8,210	10,315	15,010	16,874
Provision for bad debts	2,961	2,476	3,851	6,892	4,944
Income (loss) from continuing operations	(9,208)	2,090	13,813	(6,435)	(5,464)
Income from discontinued operation	137	524	688	884	3,197
Net income (loss)	(9,071)	2,614	14,501	(5,551)	(2,267)

Balance Sheet Data:
Cash and cash equivalents	$3	$36	$40	$36	$30
Total assets	72,247	90,625	128,429	151,639	142,035
Total long-term liabilities	79,023	82,693	110,188	121,830	122,096
Total liabilities	136,604	151,538	174,071	202,560	195,122
Working capital (deficit)	(38,007)	(44,588)	(26,987)	(44,668)	(44,615)
Stockholders’ equity (deficit)	(64,357)	(60,913)	(45,642)	(50,921)	(53,087)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate a group of regional networks comprised of 55 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets which have both high-density and expanding populations, as well as attractive payor diversity.

All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Twenty-five of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Thirty of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality sites near multi-modality sites to help accommodate overflow in targeted demographic areas.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended October 31, 2003, we derived 66% of our net revenue from MRI and CT scans. Over the past two fiscal years, we have increased net revenue primarily through acquisitions and development of new facilities.

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the year ended October 31, 2003 by the following table:

Payor Type	Percentage of Net Revenue
Insurance[1]	41%
Managed Care Capitated Payors	22
Medicare/Medi-Cal	15
Other[2]	15
Workers Compensation/Personal Injury	7

[1]	Includes Blue Cross/Blue Shield, which represented 12% of our net revenue for the year ended October 31, 2003.
[2]	Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between us or the radiologists providing the professional medical services and the referred patient’s insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2003. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

The principal components of our fixed operating expenses, excluding depreciation, include professional fees paid to radiologists, except for those radiologists who are paid based on a percentage of revenue, compensation paid to technologists and other facility employees, and expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers’ compensation and employee medical. The principal components of our variable operating expenses include expenses related to equipment maintenance, medical supplies, marketing, business development and corporate overhead. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system can significantly improve our margins, while lower scan volumes can result in significantly lower margins.

BRMG strives to maintain qualified radiologists and technologists while minimizing turnover and salary increases and avoiding the use of outside staffing agencies, which are considerably more expensive and less efficient. In recent years, there has been a shortage of qualified radiologists and technologists in some of the regional markets we serve. As turnover occurs, competition in recruiting radiologists and technologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists and technologists without the use of outside staffing agencies. At times, this has resulted in increased costs for us.

For a discussion of other factors that may have an impact on our business and our future results of operations, see “Risks Related to our Business.”

Our Relationship with BRMG

Howard G. Berger, M.D. is our President, Chief Executive Officer and Chief Financial Officer, a member of our Board of Directors, and owns approximately 30% of Primedex’s outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than providing such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups.

Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 74% for fiscal 2003, is adjusted annually to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger’s compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG finances these receivables under a working capital facility with an affiliate of GE and regularly advances to us the funds that it draws under this working capital facility, which we use for our own working capital purposes. We repay or offset these advances with periodic payments from BRMG to us under the management agreement. We guarantee BRMG’s obligations under this working capital facility.

As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements. See “Selected Consolidated Financial Data.”

Financial Condition

Liquidity and Capital Resources

We had a working capital deficit of $44.6 million at October 31, 2003 and had losses from continuing operations of $6.5 million and $5.5 million during fiscal 2002 and 2003, respectively. We also had a stockholders’ deficit of $53.1 million at October 31, 2003.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit with an affiliate of GE and an affiliate of DVI Financial Services, Inc., or DVI. We classify these lines of credit as current liabilities primarily because they are collateralized by accounts receivable and the eligible borrowing bases are classified as current assets. We finance the acquisition of equipment through capital and operating leases.

During fiscal 2003, we took the actions described below to continue to fund our obligations. In addition, some of our plans to provide the necessary working capital in the future are summarized below.

BRMG and our GE affiliate lender are parties to a credit facility under which BRMG may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months’ cash collections, or $14.5 million. At any time, BRMG may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Under our management agreement with BRMG, BRMG regularly advances to us draws that it makes under the line. The line is available to BRMG until February 29, 2004. We and BRMG are currently negotiating with an affiliate of GE on a new credit facility which, if successfully completed, will consolidate all of our and BRMG’s lines of credit into one facility. Interest on outstanding borrowings is payable monthly at the greater of 8.0% or our lender’s prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At October 31, 2003, BRMG had approximately $11.1 million outstanding under this line. Our lender holds a first lien on substantially all of BRMG’s assets. Dr. Berger, our CEO and President, has personally guaranteed

$10.0 million of the line, and we have guaranteed the full amount of BRMG’s obligations under the line. See Note 7 to our consolidated financial statements.

Beginning in April 2003, an affiliate of GE began making short-term working capital loans to us in the amount of $0.2 million per month for nine months. As of October 31, 2003, the lender was required to fund an additional $0.4 million under this arrangement. The loans have now been fully funded by our lender. The loans are represented by five-year notes that accrue interest at 9.0% per annum, with the first interest payment for all nine notes due in January 2004.

We also have a line of credit with an affiliate of DVI, under which we may borrow the lesser of 110% of eligible accounts receivable or $5.0 million. Interest on the outstanding balance is payable monthly at our lender’s prime rate plus 1.0%. At October 31, 2003, we had approximately $3.8 million outstanding under this line. This line of credit is available to us on a month-to-month basis and is collateralized by approximately 80% of the eligible accounts receivable from our Beverly Hills facilities. On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. Since its bankruptcy filing, the DVI affiliate has continued to provide funding to us on the same terms and conditions as prior to the bankruptcy filing.

Both of our working capital lenders’ prime rates at October 31, 2003 were 4.0%. As of October 31, 2003, the total funds available for borrowing under the two lines was approximately $3.5 million. For fiscal 2002 and 2003, the weighted average interest rates on short-term borrowings were 7.6% and 7.4%, respectively.

In addition, during fiscal 2003, in order to provide us additional liquidity, Dr. Berger advanced to us $1.0 million, some of our executive officers have forgone a portion of their salary, and we sold Westchester Imaging Group for net cash proceeds of approximately $1.4 million. See “Significant Events – Sale of Joint Venture Interest – Discontinued Operation”

At October 31, 2003, we had an aggregate of $60.7 million of outstanding capital lease obligations. In November 2003, we converted several operating leases to capital leases, resulting in an increase in debt of approximately $6.2 million and a corresponding increase in property and equipment.

Restructuring of Debt

We continue to focus on improving our financial position and cash flows. During fiscal 2003 and the first quarter of fiscal 2004, we took the following steps toward that goal:

DVI Credit Arrangements. At October 31, 2003, we had approximately $80.0 million of debt outstanding under various contracts and financing arrangements comprised of equipment notes and leases with DVI and some of its affiliates. During fiscal 2003, we restructured some of these credit arrangements. In May 2003, we restructured 16 of our notes payable to DVI to reduce our monthly payments by approximately $0.2 million per month through January 2004. Beginning February 2004, the monthly payments increase to approximately $0.4 million per month, an increase of $16,000 per month over historical payment levels. The resulting cash flow deferrals between May 2003 and April 2004 total approximately $1.1 million. The restructured notes bear interest at rates ranging from 8.5% to 10.5% and have terms ranging from 45 to 71 months, with six notes payable having balloon payments ranging from $20,000 to $160,000 due in January 2009.

On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. We have an agreement in principle to repay our debt outstanding under equipment notes and capital leases to DVI, which was approximately $80.0 million at October 31, 2003, for approximately $68.1 million, and we are currently negotiating the definitive terms of the repayment with all of the interested parties. This agreement is conditioned upon the receipt of waivers from vendors who have made claims on account of DVI’s failure to fund equipment purchases, which it had contracted to do.

BRMG Credit Facility. On February 10, 2003, the Federal Deposit Insurance Corporation, or FDIC, advised BRMG that the FDIC had elected to close Coast Business Credit, or Coast, and liquidate its accounts. Coast was the lender under BRMG’s secured working capital facility, which we guaranteed. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to an affiliate of GE. The credit line availability was reduced from $22.0 million to $14.5 million. In December 2003, our lender extended the maturity date of the facility from December 31, 2003 to February 29, 2004. BRMG regularly advances to us the funds it draws under this working capital facility, which we use for our own working capital purposes. We and BRMG are currently negotiating with an affiliate of GE on a new credit facility which, if successfully completed, will consolidate all of our and BRMG’s lines of credit into one facility.

Convertible Subordinated Debentures. In October 2003, we successfully consummated a “pre-packaged” Chapter 11 plan of reorganization with the United States Bankruptcy Court, Central District of California, in order to modify the terms of our convertible subordinated debentures by extending the maturity to June 30, 2008, increasing the annual interest rate from 10.0% to 11.5%, reducing the conversion price from $12.00 to $2.50 and restricting our ability to redeem the debentures prior to July 1, 2005. The plan of reorganization did not affect any of our operations or obligations, other than the subordinated debentures.

In addition to these measures, we continue to work with our existing lenders to negotiate more favorable terms and pursue other sources of long-term financing to improve our liquidity and increase cash flows. These sources may include, among others, public or private offerings of debt or equity securities. However, it is impossible to predict whether we will be able to complete any such transactions, or, if so, what the terms of any such transactions would be.

Our business strategy with regard to operations will focus on the following:

•	Maximizing performance at our existing facilities;

•	Focusing on profitable contracting;

•	Expanding MRI and CT applications;

•	Optimizing operating efficiencies; and

•	Expanding our networks.

For a more detailed discussion of our business strategy, see “Business—Business Strategy.”

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. If we do not refinance or further restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital, we will not have sufficient cash flow from operations to satisfy our existing debt and other contractual obligations. Although, as outlined above, we have been successful in the past in refinancing and restructuring the terms of our debt with our principal lenders, we cannot predict whether any such refinancing or restructuring will be possible or that we will be able to sell any assets on acceptable terms or otherwise. Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in fiscal 2004.

Sources and Uses of Cash

Cash decreased for fiscal 2003 and 2002 by $6,000 and $4,000, respectively.

Cash provided by operating activities for the years ended October 31, 2003 was $20.3 million compared to $14.5 million for the same period in 2002. The primary reasons for the increase in cash were decreased operating expenses coupled with a decrease in accounts receivable due to improved collections. Fiscal 2003 results include cash used by discontinued operation of $0.8 million compared to $0.5 million in fiscal 2002.

Cash used by investing activities for fiscal 2003 was $1.7 million compared to $6.1 million for the same period in 2002. For fiscal 2003 and 2002, we purchased property and equipment for approximately $3.1 million and $7.8 million, respectively, and received proceeds from the sale of facilities or trade-in of equipment of $1.4 million and $1.7 million, respectively.

Cash received from investing activities for the discontinued operation, included above, for fiscal 2003 was approximately $1.4 million, which represents the cash proceeds from the sale of our interest in Westchester. For fiscal 2002, we purchased equipment of $9,000 for the discontinued operation and received $0.1 million for tenant improvements at the leased facility.

Cash used for financing activities for fiscal 2003 was $18.6 million compared to $8.4 million for the same period in 2002. For fiscal 2003 and 2002, we made principal payments on capital leases and notes payable of approximately $25.7 million and $20.7 million, respectively, and received proceeds from borrowings under existing lines of credit and refinancing arrangements of approximately $7.4 million and $12.3 million, respectively, purchased subordinated debentures for approximately $3,000 and $10,000, respectively, received joint venture proceeds of $-0- and $0.3 million, respectively, made joint venture distributions of $0.3 million and $0.3 million, respectively, and received proceeds from the issuance of common stock of approximately $28,000 and $0.1 million, respectively.

Cash used for financing the discontinued operation, included above, for fiscal 2003 and 2002 was $0.6 million and $0.6 million, respectively. The payments were for principal payments on capital leases and joint venture distributions.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2004	2005	2006	2007	2008	There- after	Total
Notes payable	$22,160	$20,877	$26,092	$13,031	$6,447	$1,176	$89,783
Capital leases	18,244	17,798	15,214	11,730	8,683	3,323	74,992
Lines of credit	14,916	—	—	—	—	—	14,916
Subordinated debentures
	—	—	—	—	16,215	—	16,215
Operating leases	7,481	6,151	5,844	4,916	3,762	14,865	43,019
Purchase obligations[1]	2,500	2,500	2,500	—	—	—	7,500
Capital leases[2]	1,225	1,634	1,634	1,634	1,631	—	7,758
Tower settlement	600	775[3]	—	—	—	—	1,375

Total[4]	$67,126	$49,735	$51,284	$31,311	$36,738	$19,364	$255,558

[1]	Includes a three-year obligation to purchase imaging film from Fuji. We must purchase an aggregate of $7.5 million of film at a rate of approximately $2.5 million of film per year over the term of the agreement.

[2]	Converted from operating leases effective November 1, 2003.

[3]	Net of $125,000 due from historical Tower medical provider group.

[4]	Does not include our obligation under our maintenance agreement with GE Medical Systems described below.

We are parties to an agreement with GE Medical Systems for the maintenance and repair of the majority of our medical equipment for a fee based upon a percentage of net revenues, subject to minimum aggregate net revenue requirements. The agreement expires on October 31, 2005. The annual service fee is currently the higher of 3.74% of our net revenue (less provisions for bad debt) or approximately $4.7 million. The aggregate minimum net revenue ranges from $85.0 million to $125.0 million during the term of the agreement. For fiscal 2003, the monthly service fees were 3.74% of net revenue. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements that were prepared in accordance with generally accepted accounting principles, or GAAP. Management makes estimates and assumptions when preparing financial statements. These estimates and assumptions affect various matters, including:

•	Our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements;

•	Our disclosure of contingent assets and liabilities at the dates of the financial statements; and

•	Our reported amounts of net revenue and expenses in our consolidated statements of operations during the reporting periods.

These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

Revenue Recognition

Revenue is recognized when diagnostic imaging services are rendered. Revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of managed care contract pricing and historical collection information. We operate 55 facilities, each of which has multiple managed care contracts and a different patient mix. We review the estimated contractual allowance rates for each diagnostic imaging facility on a monthly basis. We adjust the contractual allowance rates as changes to the factors discussed above become known. Depending on the changes we make in the contractual allowance rates, net revenue may increase or decrease.

Accounts Receivable

Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers or directly to patients. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for bad debts based upon any specific payor collection issues that we have identified and our historical experience. For fiscal 2001, 2002 and 2003, our provision for bad debts as a percentage of net revenue was 3.6%, 5.1% and 3.5%, respectively.

Deferred Tax Assets

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions. If future taxable income or other factors are not consistent with our expectations, an adjustment to our net deferred tax assets may be required in the future. Any such adjustment would be charged or credited to income in the period such determination was made. We evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowances periodically. As of October 31, 2003, our net deferred tax assets were $5.2 million.

Valuation of Goodwill and Long-Lived Assets

Our goodwill at October 31, 2003 was $23.1 million. Goodwill is recorded as a result of our acquisition of operating facilities. The operating facilities are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

Our long-lived assets at October 31, 2003 consist of property and equipment of $81.9 million and other intangible assets of $1.5 million. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.

For each of the three years in the period ended October 31, 2003, we recorded no impairment of goodwill or property and equipment. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of these assets.

Significant Events

Sale of Joint Venture Interest – Discontinued Operation

Effective March 31, 2003, we sold our 50% share of Westchester Imaging Group, or Westchester, to our joint venture partner for $3.0 million. As part of the transaction, we acquired 100% of the accounts receivable generated through March 31, 2003 for $1.3 million and reimbursed Westchester $0.3 million, which represented 50% of the remaining liabilities, resulting in net cash proceeds of approximately $1.4 million. We have an option, which is exercisable on or before March 31, 2005, to repurchase our financial interest in Westchester at fair market value, as determined in accordance with the sale agreement. We recognized a gain on the transaction of approximately $2.9 million in fiscal 2003. Westchester’s results over the last five fiscal years were as follows:

	1999	2000	2001	2002	2003[1]

Net revenue	$3,357,000	$3,482,000	$4,270,000	$5,203,000	$2,230,000

Operating expenses	3,196,000	2,561,000	3,112,000	3,777,000	1,703,000

Net income	137,000	524,000	688,000	884,000	255,000

[1]	Represents operations through March 31, 2003.

Facility Openings

Effective December 1, 2002, through our 75% owned subsidiary, Rancho Bernardo Advanced Imaging Center LLC, we opened the Rancho Bernardo Advanced Imaging Center in San Diego. Prior to opening the facility, we invested approximately $1.1 million primarily for capitalized leasehold improvements in the facility and the other members of the LLC holding 25% of the interests invested an aggregate of $250,000 cash. We used existing lines of credit for the payment of leasehold improvements. The equipment was financed by an affiliate of GE. In addition, upon entering into new capitation arrangements, we opened two facilities adjacent to our Burbank and Santa Clarita facilities to provide X-ray services.

Facility Closures

In July 2003, we closed our La Habra facility. Beginning in March 2003, we closed four of our satellite X-ray facilities servicing our Riverside (one facility) and Long Beach (three facilities) regions. We closed these facilities because they were operating below capacity and the remaining facilities could manage their existing patient volume. Due to low volume, RadNet Heartcheck Management, Inc., one of our subsidiaries, ceased doing business in early fiscal 2003. We wrote-off a receivable related to Heartcheck of approximately $0.2 million during fiscal 2003.

Termination of Contract with Tower Imaging Medical Group, Inc.

In February 2003, we commenced an action against Tower Imaging Medical Group, Inc., or Tower, and certain of its affiliated entities alleging Tower’s breach of a covenant not to compete in our existing management agreement with them. Tower had been providing the professional medical services at our Wilshire, Roxsan and Women’s facilities located in Beverly Hills. Effective October 20, 2003, as part of the final settlement of the litigation, we terminated our management agreement with Tower. We are required to pay Tower $1.5 million, comprised of 24 monthly installments of $50,000 and a final balloon payment, less a residual balance, in settlement of the action. As part of the settlement, we acquired use of the “Tower Imaging” name for our Beverly Hills facilities. We capitalized the $1.5 million payment as an intangible asset for the Tower Imaging name, which is offset by a related $1.5 million of accrued expense. Dr. Berger has personally guaranteed our obligation to make this $1.5 million payment. The amount guaranteed declines by $40,000 per month as we make payments under the obligation. Historically, the Tower physicians were entitled to 17.5% of the collections. BRMG is now providing the professional medical services at those facilities, which we expect will result in savings of approximately $1.0 million per year in professional reading fees. In January 2004, BRMG rehired three former key Tower radiologists in the Beverly Hills area for the Tower facilities to solidify its staffing and related referral base. We believe that with BRMG providing the professional medical services at the Tower facilities, we should not experience further significant physician turnover at those facilities.

Debt Restructuring

During fiscal 2003, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. For a discussion of these efforts, see “Financial Condition – Liquidity and Capital Resources – Restructuring of Debt.”

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

	Year ended October 31,
	2001	2002	2003
Net revenue	100.0%	100.0%	100.0%

Operating expenses:
Operating expenses	70.1	76.3	75.6
Depreciation and amortization	9.6	11.2	12.0
Provision for bad debts	3.6	5.1	3.6

Total operating expense	83.3	92.6	91.2

Income from operations	16.7	7.4	8.8
Other expense (income):
Interest expense	12.6	12.4	12.8
Other income	(4.5)	(0.6)	(0.4)
Other expense	0.5	0.4	0.2

Total other expense	8.6	12.2	12.6

Income (loss) before provision for income taxes, minority interest and discontinued operation	8.1	(4.8)	(3.8)
Income tax benefit	4.8	—	—

Income (loss) before minority interest and discontinued operation	12.9	(4.8)	(3.8)
Minority interest in earnings of subsidiaries	(0.0)	(0.1)	0.1

Income (loss) from continuing operations	12.9	(4.7)	(3.9)

Discontinued operation
Income from operations of Westchester Imaging Group	0.6	0.6	0.2
Gain on sale of discontinued operation	—	—	2.1

Income from discontinued operation	0.6	0.6	2.3

Net income (loss)	13.5	(4.1)	(1.6)

Year Ended October 31, 2003 Compared to the Year Ended October 31, 2002

During fiscal 2003, we continued our efforts to enhance our operations and expand our network, while improving our financial position and cash flows. Our results for fiscal 2003 were affected by the opening and integration of new facilities and the closure of underperforming operations, resolution of a contractual dispute at our Tower facilities, and our continuing focus on controlling operating expenses. As a result of these factors and the other matters discussed below, we were able to achieve modest improvements in our net revenues and narrowed our loss from continuing operations. However, we continued to experience net losses, although this was reduced from a net loss of $5.6 million in fiscal 2002 to a net loss of $2.3 million in fiscal 2003.

Also during fiscal 2003, we made progress in solidifying our financial condition. We overcame issues arising from the financial difficulties of our working capital lenders and were able to restructure our working capital line with one lender and extended the maturity of our facility with the other lender. We also were able to extend the terms of our subordinated debentures through the successful completion of a “pre-packaged” Chapter 11 plan of reorganization. Net cash provided by operating activities improved from $14.5 million in fiscal 2002 to $20.3 million in fiscal 2003, and we also reduced our net cash used by investing activities during this period. At the same time, however, net cash used in financing activities increased in fiscal 2003, and we continue to have a working capital deficiency of $44.6 million at October 31, 2003. We continue to work with our existing lenders and to explore other possible sources of financing to address these issues. See “Financial Condition – Liquidity and Capital Resources.”

Net Revenue. Net revenue from continuing operations for fiscal 2003 was $140.3 million compared to $134.1 million for fiscal 2002, an increase of approximately $6.2 million, or 4.6%. Of the net revenue increase, $6.0 million is attributable to four new facilities which we opened or acquired during the last two fiscal years: Burbank, which opened late November 2001, Tarzana Advanced, which opened January 2002, Grove Diagnostic, which opened May 2002, and Rancho Bernardo Advanced, which opened December 2002, offset by one facility, La Habra, which we closed in July 2003. Our same store facilities, which we define as facilities open two years or more, net revenue in 2002 and 2003 was $125.7 million and $125.9 million, respectively. The same store facilities’ net revenue was affected by a $3.4 million decrease in net revenue at our Tower facilities over the same period. The decreases in net revenue at our Tower facilities were attributable to disruptions arising from the dispute described under “Significant Events – Termination of Contract with Tower Imaging Medical Group, Inc.” Exclusive of Tower, our same store facilities had an increase in net revenue of approximately $3.0 million from fiscal 2002 to fiscal 2003. We present same store facilities as those open two years or more because we believe that this presentation eliminates the effect of facilities opened only a partial year.

Operating Expenses. Operating expenses from continuing operations for fiscal 2003 increased approximately $3.7 million, or 3.0%, from $124.2 million in fiscal 2002 to $127.9 million in fiscal 2003. The $3.7 million increase includes $4.5 million of net operating expenses related to four new facilities described above which we opened or acquired during the last two fiscal years, offset by the closure of our La Habra facility.

The following table sets forth our operating expenses for fiscal 2002 and 2003 (dollars in thousands):

	Year Ended October 31,
	2002	2003
Salaries and professional reading fees	$60,276	$62,454
Building and equipment rental	8,628	9,375
General administrative expenses	33,382	34,249

Total operating expenses	102,286	106,078
Depreciation and amortization	15,010	16,874
Provision for bad debt	6,892	4,944

•	Salaries and professional reading fees. Of the $2.2 million increase in salaries and professional reading fees from fiscal 2002 to fiscal 2003, $2.4 million was due to the full effect of the four new facilities which we opened or acquired during the last two fiscal years, offset by one facility which we closed in fiscal 2003. The $0.2 million improvement in same store salaries and professional reading fees was due to the virtual elimination of the use of locum tenens, or part-time, fill-in physicians, during fiscal 2003, the hiring of a medical director who has recruited and solidified the BRMG physician staff and the mix of revenue. In addition, part of the improvement in professional reading fee expense was due to a decrease in revenue at our Tower facilities during fiscal 2003, because the radiologists at the Tower facilities had been compensated based on a percentage of net revenue. Since October 2003, BRMG has staffed the Tower facilities with radiologists with fixed salaries.

•	Building and equipment rental. Building and equipment rental expenses increased $0.7 million in fiscal year 2003. The increase is primarily due to the expansion of facilities, including Orange and Santa Clarita, and the impact of the cost of living increases in our existing lease agreements at these facilities.

•	General and administrative expenses. General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses increased $0.9 million in fiscal 2003 compared to the previous period. However, total insurance costs increased $1.3 million in fiscal 2003. We continue to experience significant increases in insurance costs as carriers request greater fees upon renewal. These increases in insurance costs offset decreases in other expenses, including medical supplies, utilities and other miscellaneous expenses. During fiscal 2003, we significantly reduced the cost of medical supplies through increased rebates, improved inventory control, a new internal purchasing staff, cost reductions, volume discounts and filmless technology. Overall, medical supplies expense decreased approximately $0.8 million during fiscal 2003 despite an increase in net revenue. In addition, our expenditures for utilities, including telephone, computer and circuit lines, and water and electricity, decreased $0.4 million primarily due to a reduction in rates as compared to an increase incurred in the summer of fiscal 2002 and the audit and elimination of circuit lines.

•	Depreciation and Amortization. Depreciation and amortization increased by $1.9 million due to the full effect of four new facilities which we opened or acquired during the last two fiscal years, offset by one facility which we closed in fiscal 2003.

•	Provision for bad debt. The $1.9 million decrease in provision for bad debt was primarily a result of decreased bad debt write-offs and no significant payor dissolutions, both of which had occurred in fiscal 2002.

Interest expense. Interest expense for fiscal 2003 increased approximately $1.3 million, or 7.8%, from $16.6 million in fiscal 2002 to $17.9 million in fiscal 2003. During fiscal 2003, we entered into new capital lease obligations or notes payable of approximately $8.4 million with average interest rates of 9.0%. Interest expense increased primarily as a result of these new capital lease obligations and notes payable, coupled with a full year’s interest on over $30.8 million of capital lease obligations entered into at various times throughout fiscal 2002.

Other Income. In fiscal 2002 and 2003, we earned other income of $0.8 million and $0.6 million, respectively, principally comprised of professional reading income, sublease income, record copy income, deferred rent income, other income related to certain write-offs of liabilities and business interruption and insurance refunds.

Other Expense. In fiscal 2002 and 2003, we incurred other expense of $0.6 million and $0.3 million, respectively, principally comprised of write-offs of miscellaneous receivables and other assets, losses on disposal of equipment, forgiveness of notes, losses on the sale or disposal of assets and amortization of the modification fee discount.

Minority interest in earnings of subsidiaries. Minority interest in earnings of subsidiaries represents the minority investors’ 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the Rancho Bernardo Advanced LLC for the period. Minority interest changed from earnings of $0.1 million in fiscal 2002 to a loss of $0.1 million in fiscal 2003 primarily due to the improved earnings at Burbank Advanced Imaging Center LLC.

Discontinued operation. The income from operations of Westchester was $0.9 million and $0.3 million for fiscal 2002 and 2003, respectively. Net revenue for the periods was $5.2 million and $2.2 million, respectively. Effective March 31, 2003, we sold our 50% share of Westchester to our joint venture partner for $3.0 million. As part of the transaction, we acquired 100% of the accounts receivable generated through March 31, 2003 for $1.3 million and reimbursed Westchester $0.3 million, which represented 50% of the remaining liabilities, resulting in net cash proceeds of approximately $1.4 million. We recognized a gain on the transaction of approximately $2.9 million in fiscal 2003.

Year Ended October 31, 2002 Compared to the Year Ended October 31, 2001

Net Revenue. Net revenue from continuing operations for fiscal 2002 was $134.1 million compared to $107.6 million for fiscal 2001, an increase of approximately $26.5 million or 24.6%. Of the net revenue increase, $6.8 million was due to three new facilities which we opened or acquired: Burbank, which opened late November 2001, Tarzana Advanced, which opened January 2002 and Grove Diagnostic, which opened May 2002. During fiscal 2002, $8.6 million of the revenue increase was due to the full effect of the acquisition of Modesto, which we acquired in May 2001, and Palm Springs and Palm Desert, which we acquired in June 2001, offset by a $0.6 million decrease due to our sale of our sole radiation oncology facility, Valley Regional Oncology Center, or VROC, in March 2001. The remaining $11.7 million increase was due to new contracts, renegotiation of existing contracts to more favorable rates, an improved economy with an increasing population and increased volume at many facilities due to the addition and continued upgrade of medical equipment. In particular, we made improvements at the following facilities primarily due to our entry into new capitation agreements, coupled with the increased volume due to the addition and upgrade of medical equipment: Riverside, where net revenue increased $1.7 million, Temecula, where net revenue increased $2.7 million, and Los Coyotes, where net revenue increased $1.5 million. In addition, the expansion of Orange Imaging in late fiscal 2002, with the opening of Orange Advanced and Orange Women’s Centers, contributed to an increase in our net revenue of $1.0 million.

Operating Expenses. Operating expenses from continuing operations for fiscal 2002 increased approximately $34.6 million, or 38.6%, from $89.6 million in fiscal 2001 to $124.2 million in fiscal 2002. Of the approximate $34.6 million increase in 2002 operating expenses, $16.7 million was due to the full effect of five new facilities acquired or opened during the previous two fiscal years: Modesto, Desert Advanced, Burbank, Tarzana Advanced and Grove, coupled with the start-up costs associated with the planned opening of Rancho Bernardo, which was offset by a $0.4 million decrease due to the sale of the VROC facility in March 2001. The remaining $18.2 million increase in operating expenses was primarily due to an increase in net revenue which affects the agreements in which we pay expenses based upon a percentage of net revenue, including some of the professional reading fees to our contracted radiology groups and the GE Medical Systems repair and maintenance expense, which increased contracted fees from 3.22% to 3.64% of net revenue effective November 1, 2001. In addition, we had variable increases in expenditures for billing, medical supplies, office supplies, utilities and other expenses with the increase in business.

The following table sets forth a summary of the operating expenses for fiscal 2001 and 2002 (dollars in thousands):

	Year Ended October 31,
	2001	2002
Salaries and professional reading fees	$43,093	$60,276
Building and equipment rental	7,147	8,628
General administrative expenses	25,217	33,382

Total operating expenses	75,457	102,286
Depreciation and amortization	10,315	15,010
Provision for bad debt	3,851	6,892

•

Salaries and professional reading fees. Of the $17.2 million increase in salaries and professional reading fees, $7.8 million was due to the full effect of the five new facilities acquired or opened during the previous two fiscal years: Modesto, Desert Advanced, Burbank, Tarzana Advanced and Grove. Of the remaining $9.4 million increase, 50% was due to an increase in net revenue and the variable nature of salaries and professional reading fees, especially at those facilities where reading fees are based upon a percentage of net revenue. During fiscal 2002, net revenue from continuing operations, exclusive of the five new facilities acquired or opened during the previous two fiscal years and the one sold facility, increased approximately $11.7 million. This increase caused an increase in salaries and reading fees of approximately $4.7 million, based upon the previous year’s results. The remaining increase was due to a shortage of qualified radiologists in the marketplace. During fiscal 2002, BRMG experienced difficulty in hiring and retaining physicians at the individual facilities. This required the engagement of independent contractors and locum tenens to interpret patient films. The cost of each of these individuals was on average double the salary of a regular BRMG full-time physician with additional costs for travel and lodging required. In addition, in order to retain existing physicians, some increases in salaries and new percentage-of-revenue contracts were put in place.

•	Building and equipment rental. Building and equipment rental expenses increased $1.5 million in fiscal year 2002. Approximately $0.9 million, was due to the full effect of five new facilities acquired or opened during the previous two fiscal years. The residual increase was primarily due to the expansion at various facilities including Orange, Temecula and Grove, start-up costs in Rancho Bernardo, and the cost of living increases in the existing lease agreements of the same store facilities.

•	General and administrative expenses. General and administrative expenses increased $8.2 million during fiscal 2002 from the previous period. Approximately $3.6 million of the increase is due to the full effect of five new facilities acquired or opened during the previous two fiscal years. The residual increase is primarily due to those variable expense items including billing fees, medical supplies, office supplies and repairs and maintenance which increased proportionately with the $11.7 million net revenue increase from continuing operations, exclusive of the five new facilities acquired or opened during the previous two years and the one sold facility. In addition, in fiscal 2002, we experienced significant increases in expenditures for insurance with carriers requiring increased premiums upon renewal. These increases were further affected by growth we experienced with increased revenue, staffing and additions of new equipment. General liability rates increased approximately 50% in October 2002, workers compensation rates increased approximately 45% in July 2002, and malpractice rates increased approximately 80% in September 2002. Employee health insurance increases were offset by employees who began contributing a higher percentage of premiums. Overall, insurance costs increased $1.6 million in fiscal 2002.

•	Depreciation and amortization. The increase in depreciation and amortization of $4.7 million was offset by approximately $1.4 million due to the elimination of goodwill amortization with the implementation of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective November 1, 2001. Of the increase in depreciation and amortization, approximately $3.2 million was due to the acquisition of equipment or improvements in leaseholds for same store facilities and $2.9 million was due to the full effect of the opening or acquisition of five facilities during fiscal 2001 and fiscal 2002, offset by a 1% decrease upon the sale of VROC in March 2001.

•	Provision for bad debt. The increase in provision for bad debt was primarily a result of growth in revenue, coupled with the write-off of various accounts receivable, including approximately $0.9 million primarily due to one contracted payor’s dissolution and default on amounts due.

Interest expense. Interest expense for fiscal 2002 increased approximately $3.1 million, or 23%, from $13.5 million in 2001 to $16.6 million in 2002. Interest expense increased primarily as a result of acquisitions coupled with new equipment financing. During fiscal 2002, we acquired Grove Diagnostic Imaging for approximately $1.4 million and entered into new capital lease obligations of approximately $30.8 million with average interest rates of 9.0% per annum.

Other Income. In fiscal 2001 and 2002, we earned other income of $4.8 million and $0.8 million, respectively, principally comprised of professional reading income, sublease income, record copy income, deferred rent income, business interruption and insurance refunds, gain on retirement of bonds and other income and settlement gains. Of the $4.8 million of other income in fiscal 2001, approximately $3.5 million was due to a gain on the sale of VROC.

Other Expense. In fiscal 2001 and 2002, we incurred other expense of $0.6 million and $0.6 million, respectively, principally comprised of the forgiveness of notes, losses on the sale or disposal of assets, amortization of the modification fee discount, write-offs of receivables, other assets and offering costs, and settlement charges with an outside vendor.

Income tax benefit. In fiscal 2001, we recorded a deferred tax asset of $5.2 million, offset by an income tax payable of $0.1 million, and in fiscal 2002, we recorded no deferred tax asset. See Note 9 to our consolidated financial statements.

Minority interest in earnings of subsidiaries. Minority interest in earnings of subsidiaries represents the minority investors’ 25% share of the Burbank Advanced Imaging Center LLC and 25% share of the Rancho Bernardo Advanced LLC income for the period. Minority interest increased for fiscal 2002 to approximately $0.1 million primarily due to the start-up losses in these new facilities.

Discontinued operation. The income from operations of Westchester, which we sold in March 2003, was $0.7 million and $0.9 million for fiscal 2001 and 2002, respectively. Net revenue for the periods was $4.3 million and $5.2 million, respectively.

Summary of Operations by Quarter

The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2002 Quarter Ended				2003 Quarter Ended
	Jan 31	Apr 30	Jul 31	Oct 31	Jan 31	Apr 30	Jul 31	Oct 31
	(dollars in thousands)
Statement of Operations Data:
Net revenue	$31,302	$32,447	$34,174	$36,155	$34,406	$34,994	$36,341	$34,518
Operating expenses	27,089	27,948	34,710	34,441	31,999	31,927	32,788	31,182
Total other expense	3,449	3,756	4,774	4,435	4,515	4,644	4,354	4,213
Income (loss) from continuing operations	865	728	(5,289)	(2,739)	(2,138)	(2,354)	(809)	(163)
Income from discontinued operation	52	108	167	557	142	3,055	—	—
Net income (loss)	917	836	(5,122)	(2,182)	(1,996)	701	(809)	(163)

Related Party Transactions

We describe certain transactions between us and certain related parties under “Certain Relationships and Related Transactions” below.

Recent Accounting Pronouncements

Accounting and Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact upon our financial position, cash flows or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure requirements under FIN 45 were effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 were effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact upon our financial position, cash flows or results of operations. We currently are not a guarantor of indebtedness of others, although, as discussed herein, we guarantee certain debt of BRMG.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides two additional transition methods for entities that voluntarily adopt the fair value method of recording expenses when accounting for stock-based compensation. Further, SFAS No. 148 requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provide for additional transition methods, were effective for periods beginning after December 15, 2002. The disclosure provisions were effective for fiscal years ending after December 15, 2002 and have been incorporated into the Notes to the accompanying consolidated financial statements. We have chosen not to voluntarily adopt the fair value method of accounting for employee stock option grants at this time.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,”

addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately to variable interest entities created after January 31, 2003 and applied in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 did not have a material impact on our financial position, cash flows or results of operations.

Financial Instruments with Characteristics of Liabilities and Equity

In March 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position, cash flows or results of operations.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial position, cash flows or results of operations. We currently have no derivative instruments and are not currently involved in hedging activities.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect, among other things, management’s current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “will,” “expects,” “should” and similar words and expressions are intended to identify forward-looking statements. Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The factors included in “Risks Relating to Our Business,” among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

Risks Relating to Our Business

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. If we do not refinance or further restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital, we will not have sufficient cash flow from operations to satisfy our existing debt and other contractual obligations. We cannot assure you that any refinancing or restructuring will be possible or that we will be able to sell any assets on acceptable terms or otherwise. Our inability to generate sufficient cash flow to satisfy our debt and other contractual obligations, or to refinance or restructure our obligations on commercially reasonable terms, would adversely impact our business, financial condition and results of operations.

Our ability to generate revenue depends in large part on referrals from physicians. A significant reduction in referrals would have a negative impact on our business.

We derive substantially all of our net revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. We depend on referrals of patients from unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, our scan volume could decrease, which would reduce our net revenue and operating margins. Further, commercial third-party payors have implemented programs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, sometimes contract directly with providers and require their enrollees to obtain these services exclusively from those providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These “closed panel” systems are now common in the managed care environment, including California. Other systems create an economic disincentive for referrals to providers outside the system’s designated panel of providers. If we are unable to compete successfully for these managed care contracts, our results and prospects for growth could be adversely affected.

Changes in third-party reimbursement rates or methods for diagnostic imaging services could result in a decline in our net revenue and negatively impact our business.

The fees charged for the diagnostic imaging services performed at our facilities are paid by insurance companies, Medicare and Medi-Cal, workers compensation and private and other payors. Any change in the rates of or conditions for reimbursement from these sources of payment could substantially reduce the amounts reimbursed to us or to our contracted radiology practices for services provided, which could have an adverse effect on our net revenue. For example, recent legislative changes in California’s workers compensation rules will have a negative impact on reimbursement rates for diagnostic imaging services, although because we derive only a small portion of our net revenue from workers compensation, we do not expect this particular legislation to have a significant impact on us. Further, we believe that if Medicare or Medi-Cal reimbursement is reduced, private health insurance programs will reduce reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our business.

Pressure to control healthcare costs could have a negative impact on our results.

One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Managed care contracting has become very competitive, and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our network could have a negative impact on the utilization and pricing of our services, because these organizations will exert greater control over patients’ access to diagnostic imaging services, the selections of the provider of such services and reimbursement rates for those services.

If BRMG or any of our other contracted radiology practices terminate their agreements with us, our business could substantially diminish.

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 42 of our 55 facilities, contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities, and must use its best efforts to provide the professional medical services at any new facilities that we open or acquire. In addition, BRMG’s strong relationships with referring physicians are largely responsible for the revenue generated at the facilities it services. Although our management agreement with BRMG runs until 2014, BRMG has the right to terminate the agreement if we default on our obligations and fail to cure the default. Also, BRMG’s ability to continue performing under the management agreement may be curtailed or eliminated due to BRMG’s financial difficulties, loss of physicians or other circumstances. If BRMG cannot perform its obligation to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by BRMG. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of BRMG. In any such event, our business could be seriously harmed. In addition, BRMG is party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

Except for our management agreement with BRMG, most of the agreements we or BRMG have with contracted radiology practices typically have terms of one year, which automatically renew unless either party delivers a non-renewal notice to the other within a prescribed period. Most of these agreements may be terminated by either party under some conditions, including, with respect to some of those agreements, the right of either party to terminate the agreement without cause upon 30 to 120 days notice. For example, in October 2003, our management agreement with Tower Imaging Medical Group, Inc. was terminated as the result of the settlement of litigation between Tower and us. The termination or material modification of any of the agreements we or BRMG have with the radiologists that provide professional medical services at our facilities could reduce our revenue, at least in the short-term.

If our contracted radiology practices, including BRMG, lose a significant number of their radiologists, our financial results could be adversely affected.

Recently, there has been a shortage of qualified radiologists in some of the regional markets we serve. In addition, competition in recruiting radiologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists. If a significant number of radiologists terminate their relationships with our contracted radiology practices and those radiology practices cannot recruit sufficient qualified radiologists to fulfill their obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging facilities and our financial results could be adversely affected. For example, in fiscal 2002, due to a shortage of qualified radiologists in the marketplace, BRMG experienced difficulty in hiring and retaining physicians and thus engaged independent contractors and part-time fill-in physicians. Their cost was double the salary of a regular BRMG full-time physician. Increased expenses to BRMG will impact our financial results because the management fee we receive from BRMG, which is based on a percentage of BRMG’s collections, is adjusted annually to take into account the expenses of BRMG. Neither we nor our contracted radiology practices maintain insurance on the lives of any affiliated physicians.

We may not be able to successfully grow our business.

As part of our business strategy, we intend to increase our presence in California through selectively acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly through BRMG entering into contractual relationships with high-quality radiology practices.

However, our ability to successfully expand depends upon many factors, including our ability to:

•	Identify attractive and willing candidates for acquisitions;

•	Identify locations in existing or new markets for development of new facilities;

•	Comply with legal requirements affecting our arrangements with contracted radiology practices, including California prohibitions on fee-splitting, corporate practice of medicine and self-referrals;

•	Obtain regulatory approvals where necessary and comply with licensing and certification requirements applicable to our diagnostic imaging facilities, the contracted radiology practices and the physicians associated with the contracted radiology practices;

•	Recruit a sufficient number of qualified radiology technologists and other non-medical personnel;

•	Expand our infrastructure and management; and

•	Obtain adequate financing.

Our ability to expand also depends on our ability to compete for opportunities. We may not be able to compete effectively for the acquisition of diagnostic imaging facilities. Our competitors may have better established operating histories and greater resources than we do. Competition also may make any acquisitions more expensive.

Acquisitions involve a number of special risks, including the following:

•	Possible adverse effects on our operating results;

•	Diversion of management’s attention and resources;

•	Failure to retain key personnel;

•	Difficulties in integrating new operations into our existing infrastructure; and

•	Amortization or write-offs of acquired intangible assets.

We may become subject to professional malpractice liability.

Providing medical services subjects us to the risk of professional malpractice and other similar claims. The physicians that our contracted radiology practices employ are from time to time subject to malpractice claims. We structure our relationships with the practices under our management agreements with them in a manner that we believe does not constitute the practice of medicine by us or subject us to professional malpractice claims for acts or omissions of physicians employed by the contracted radiology practices. Nevertheless, claims, suits or complaints relating to services provided by the contracted radiology practices have been asserted against us in the past and may be asserted against us in the future. In addition, we may be subject to professional liability claims, including, without limitation, for improper use or malfunction of our diagnostic imaging equipment. We may not be able to maintain adequate liability insurance to protect us against those claims at acceptable costs or at all.

Any claim made against us that is not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, all of which could have an adverse effect on our financial performance. In addition, successful claims against us may adversely affect our business or reputation. Although California places a $250,000 limit on non-economic damages for medical malpractice cases, no limit applies to economic damages.

Some of our imaging modalities use radioactive materials, which generate regulated waste and could subject us to liabilities for injuries or violations of environmental and health and safety laws.

Some of our imaging procedures use radioactive materials, which generate medical and other regulated wastes. For example, patients are injected with a radioactive substance before undergoing a PET scan. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. We are subject to federal, California and local regulations governing storage, handling and disposal of these materials. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental and health and safety laws and regulations. Also, we cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident, we could be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance.

We experience competition from other diagnostic imaging companies and hospitals. This competition could adversely affect our revenue and business.

The market for diagnostic imaging services in California is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our major national competitors include Radiologix, Inc., Alliance Imaging, Inc., Healthsouth Corporation and Insight Health Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment.

In addition, in the past some non-radiologist physician practices have refrained from establishing their own diagnostic imaging facilities because of the federal physician self-referral legislation. Final regulations issued in January 2001 clarify exceptions to the physician self-referral legislation, which created opportunities for some physician practices to establish their own diagnostic imaging facilities within their group practices and to compete with us. Although we currently do not, we could in the future experience significant competition as a result of those final regulations.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.

The development of new technologies or refinements of existing modalities may require us to upgrade and enhance our existing equipment before we may otherwise intend. Many companies currently manufacture diagnostic imaging equipment. Competition among manufacturers for a greater share of the diagnostic imaging equipment market may result in technological advances in the speed and imaging capacity of new equipment. This may accelerate the obsolescence of our equipment, and we may not have the financial ability to acquire the new or improved equipment. In that event, we may be unable to deliver our services in the efficient and effective manner which payors, physicians and patients expect and thus our revenue could substantially decrease.

We have experienced operating losses and we have a substantial accumulated deficit. If we are unable to improve our financial performance, we may be unable to pay our obligations.

We have incurred net losses of $5.6 million and $2.3 million during the years ended October 31, 2002 and 2003, respectively, and at October 31, 2003 we had an accumulated deficit of $53.1 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a “pre-packaged” Chapter 11 plan of reorganization and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

A failure to meet our capital expenditure requirements could adversely affect our business.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging facilities and the acquisition of additional facilities and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace existing equipment for existing facilities and expand within our existing markets and enter new markets. To the extent we are unable to generate sufficient cash from our operations, funds are not available from our lenders or we are unable to structure or obtain financing through operating leases, long-term installment notes or capital leases, we may be unable to meet our capital expenditure requirements.

Because we have high fixed costs, lower scan volumes per system could adversely affect our business.

The principal components of our expenses, excluding depreciation, consist of compensation paid to technologists, equipment rental and purchase expenses, real estate lease expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results depending on the source of our revenue. Thus, decreased revenue as a result of lower scan volumes per system could result in lower margins, which would adversely affect our business.

Our success depends in part on our key personnel and we may not be able to retain sufficient qualified personnel. In addition, former employees could use the experience and relationships developed while employed with us to compete with us.

Our success depends in part on our ability to attract and retain qualified senior and executive management, managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. The loss of the services of Dr. Howard G. Berger, our President, Chief Executive Officer and Chief Financial Officer, or Norman R. Hames, our Chief Operating Officer, could have a significant negative impact on our operations. We believe that they could not easily be replaced with executives of equal experience and capabilities. We do not maintain key person insurance on the life of any of our executive officers with the exception of a $5.0 million policy on the life of Dr. Berger. Also, if we lose the services of Dr. Berger, our relationship with BRMG could deteriorate, which would adversely affect our business.

Unlike many other states, California does not enforce agreements which prohibit a former employee from competing with the former employer. As a result, any of our employees whose employment is terminated is free to compete with us, subject to prohibitions on the use of confidential information and, depending on the terms of the employee’s employment agreement, on solicitation of existing employees and customers. A former executive, manager or other key employee who joins one of our competitors could use the relationships he or she established with third party payors, radiologists or referring physicians while our employee and the industry knowledge he or she acquired during that tenure to enhance the new employer’s ability to compete with us.

Capitation fee arrangements could reduce our operating margins.

For fiscal 2003, we derived approximately 22% of our net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

We may be unable to effectively maintain our equipment or generate revenue when our equipment is not operational.

Timely, effective service is essential to maintaining our reputation and high use rates on our imaging equipment. Although we have an agreement with GE Medical Systems pursuant to which it maintains and repairs all of our imaging equipment, this agreement does not compensate us for loss of revenue when our systems are not fully operational and our business interruption insurance may not provide sufficient coverage for the loss of revenue. Also, GE Medical Systems may not be able to perform repairs or supply needed parts in a timely manner. Therefore, if we experience more equipment malfunctions than anticipated or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our ability to provide services would be adversely affected and our revenue could decline. In addition, our agreement with GE Medical Systems terminates on October 31, 2005. We can give no assurance that we will be able to renegotiate a replacement agreement with GE Medical Systems or another vendor on comparable terms, or at all, in which case, our maintenance costs could substantially increase and our business could be adversely affected.

Disruption or malfunction in our information systems could adversely affect our business.

Our information technology system is vulnerable to damage or interruption from:

•	Earthquakes, fires, floods and other natural disasters;

•	Power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events; and

•	Computer viruses, penetration by hackers seeking to disrupt operations or misappropriate information and other breaches of security.

We and BRMG rely on this system to perform functions critical to our and its ability to operate, including patient scheduling, billing, collections, image storage and image transmission. Accordingly, an extended interruption in the system’s function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

Our actual financial results may vary significantly from the projections we filed with the Bankruptcy Court.

In connection with our “pre-packaged” Chapter 11 plan of reorganization that was confirmed by the Bankruptcy Court on October 20, 2003, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the plan of reorganization and our ability to continue operations upon our emergence from bankruptcy. As indicated in the disclosure statement with respect to the plan of reorganization and the exhibits thereto, the projected financial information and various estimates of value discussed therein should not be regarded as representations or warranties by us or any other person as to the accuracy of that information or that those projections or valuations will be realized. We and our advisors prepared the information in the disclosure statement, including the projected financial information and estimates of value. This information was not audited or reviewed by our independent accountants. The significant assumptions used in preparation of the information and estimates of value were included as an exhibit to the disclosure statement.

Those projections are not included in this report and you should not rely upon them in any way or manner. We have not updated, nor will we update, those projections. At the time we prepared the projections, they reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions which were and remain beyond our control and which may not materialize. Projections are inherently subject to significant and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections may be wrong in many material respects. Our actual results may vary significantly from those contemplated by the projections. As a result, we caution you not to rely upon those projections.

We are vulnerable to earthquakes and other natural disasters.

Our headquarters and all of our facilities are located in California, an area prone to earthquakes and other natural disasters. An earthquake or other natural disaster could seriously impair our operations, and our insurance may not be sufficient to cover us for the resulting losses.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly through the radiology practices with which we contract subject to extensive regulation by both the federal government and the State of California, including:

•	The federal False Claims Act;

•	The federal Medicare and Medicaid anti-kickback laws, and California anti-kickback prohibitions;

•	Federal and California billing and claims submission laws and regulations;

•	The federal Health Insurance Portability and Accountability Act of 1996;

•	The federal physician self-referral prohibition commonly known as the Stark Law and the California equivalent of the Stark Law;

•	California laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians;

•	Federal and California laws governing the diagnostic imaging and therapeutic equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels; and

•	California laws governing reimbursement for diagnostic services related to services compensable under workers compensation rules.

If our operations are found to be in violation of any of the laws and regulations to which we or the radiology practices with which we contract are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. For a more detailed discussion of the various federal and California laws and regulations to which we are subject, see “Business – Government Regulation.”

If we fail to comply with various licensure, certification and accreditation standards, we may be subject to loss of licensure, certification or accreditation, which would adversely affect our operations.

Ownership, construction, operation, expansion and acquisition of our diagnostic imaging facilities are subject to various federal and California laws, regulations and approvals concerning licensing of personnel, other required certificates for certain types of healthcare facilities and certain medical equipment. In addition, freestanding diagnostic imaging facilities that provide services independent of a physician’s office must be enrolled by Medicare as an independent diagnostic testing facility to bill the Medicare program. Medicare carriers have discretion in applying the independent diagnostic testing facility requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medi-Cal programs. For the year ended October 31, 2003, approximately 15% of our net revenue came from the Medicare and Medi-Cal programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

Our agreements with the contracted radiology practices must be structured to avoid the corporate practice of medicine and fee-splitting.

California law prohibits us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into management agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee typically based on a percentage of the practice’s revenue. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. However, because challenges to these types of arrangements are not required to be reported, we cannot substantiate our belief. There can be no assurance that our present arrangements with BRMG or the physicians providing medical services and medical supervision at our imaging facilities will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting us to potential damages, injunction and/or civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services and/or change the amounts we receive under our management agreements. Any of these results could jeopardize our business.

Future federal legislation could limit the prices we can charge for our services, which would reduce our revenue and adversely affect our operating results.

In addition to extensive existing government healthcare regulation, there are numerous initiatives affecting the coverage of and payment for healthcare services, including proposals that would significantly limit reimbursement under the Medicare and Medi-Cal programs. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform. It is not clear at this time what additional proposals, if any, will be made or adopted or, if adopted, what effect these proposals would have on our business.

The regulatory framework in which we operate is uncertain and evolving.

Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you, however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and California laws, neither our current or anticipated business operations nor the operations of the contracted radiology practices have been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations. These laws and regulations, if adopted in California, may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to us and the contracted radiology practices and limit our ability to enter into capitation or other risk sharing managed care arrangements.

Our principal source of working capital are advances to us by BRMG under its credit facility, which expires on February 29, 2004. If the facility is not renewed or replaced, or if BRMG defaults under this facility, we could experience significant liquidity problems.

BRMG finances its receivables under a working capital facility with an affiliate of GE and regularly advances to us the funds that it draws under this working capital facility. These funds are the principal source of our working capital. We repay or offset these advances with periodic payments from BRMG to us under our management agreement. We have guaranteed BRMG’s obligations under this working capital facility. This working capital facility expires on February 29, 2004. While we believe BRMG and/or we will be successful in negotiating a new revolving credit facility either with an affiliate of GE or another lender prior to the expiration date, there can be no assurance of such success. If we are unable to do so, we could experience significant liquidity problems.

If BRMG does negotiate a new credit facility, our ability to access drawings under the facility will be contingent on, among other things, BRMG’s compliance with the terms of the facility. Should BRMG fail to comply with the terms of the facility, which we cannot control, and the lender declares an event of default, we may lose our principal source of funding. Further, if we guarantee the facility or are a co-borrower, we may have to repay all indebtedness outstanding under that facility, which would result in a further deterioration of our financial condition.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations.

Our current substantial indebtedness and any future indebtedness we incur could have important consequences by adversely affecting our financial condition, which could make it more difficult for us to satisfy our obligations to our creditors. Our substantial indebtedness could also:

•	Require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	Increase our vulnerability to adverse general economic and industry conditions;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Place us at a competitive disadvantage compared to our competitors that have less debt; and

•	Limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The majority of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates which were fixed when we entered into the note payable or capital lease obligation. None of our long-term liabilities have variable interest rates. Our credit facility, classified as a current liability on our financial statements, is interest expense sensitive to changes in the general level of interest because it is based upon the current prime rate plus a factor.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page F-1.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of

Primedex Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and affiliates as of October 31, 2002 and 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the three-year period ended October 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Primedex Health Systems, Inc. and affiliates as of October 31, 2002 and 2003, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOSS ADAMS LLP

Los Angeles, California

February 2, 2004

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

OCTOBER 31,	2002	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,000	$30,000
Accounts receivable, net	29,453,000	25,472,000
Unbilled receivables and other receivables	1,451,000	180,000
Deferred income taxes	2,100,000	—
Other	1,518,000	2,092,000

Total current assets	34,558,000	27,774,000

PROPERTY AND EQUIPMENT, NET	87,875,000	81,886,000

OTHER ASSETS
Accounts receivable, net	2,366,000	2,033,000
Goodwill	23,064,000	23,064,000
Deferred income taxes	3,135,000	5,235,000
Trade name and other	641,000	2,043,000

Total other assets	29,206,000	32,375,000

Total assets	$151,639,000	$142,035,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Cash disbursements in transit	$4,613,000	$2,853,000
Accounts payable and accrued expenses	20,871,000	24,462,000
Subordinated debentures payable	16,291,000	—
Notes payable to related party	1,173,000	2,069,000
Current portion of notes and leases payable	36,278,000	43,005,000

Total current liabilities	79,226,000	72,389,000

LONG-TERM LIABILITIES
Subordinated debentures payable	—	16,215,000
Notes payable to related party	105,000	100,000
Notes and leases payable, net of current portion	121,031,000	104,360,000
Accrued expenses	694,000	1,421,000

Total long-term liabilities	121,830,000	122,096,000

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	1,504,000	637,000
STOCKHOLDERS’ DEFICIT	(50,921,000)	(53,087,000)

Total liabilities and stockholders’ deficit	$151,639,000	$142,035,000

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED OCTOBER 31,	2001	2002	2003
NET REVENUE	$107,567,000	$134,078,000	$140,259,000
OPERATING EXPENSES
Operating expenses	75,457,000	102,286,000	106,078,000
Depreciation and amortization	10,315,000	15,010,000	16,874,000
Provision for bad debts	3,851,000	6,892,000	4,944,000

Total operating expenses	89,623,000	124,188,000	127,896,000

INCOME FROM OPERATIONS	17,944,000	9,890,000	12,363,000
OTHER EXPENSE (INCOME)
Interest expense	13,521,000	16,627,000	17,948,000
Other income	(4,817,000)	(765,000)	(556,000)
Other expense	563,000	552,000	334,000

Total other expense	9,267,000	16,414,000	17,726,000

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATION	8,677,000	(6,524,000)	(5,363,000)
INCOME TAX BENEFIT	(5,110,000)	—	—

INCOME (LOSS) BEFORE MINORITY INTEREST AND DISCONTINUED OPERATION	13,787,000	(6,524,000)	(5,363,000)
MINORITY INTEREST IN EARNINGS (LOSS) OF SUBSIDIARIES	(26,000)	(89,000)	101,000

INCOME (LOSS) FROM CONTINUING OPERATIONS	13,813,000	(6,435,000)	(5,464,000)
DISCONTINUED OPERATION:
Income from operation of Westchester Imaging Group	688,000	884,000	255,000
Gain on sale of discontinued operation	—	—	2,942,000

INCOME FROM DISCONTINUED OPERATION	688,000	884,000	3,197,000

NET INCOME (LOSS)	$14,501,000	$(5,551,000)	$(2,267,000)

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations	$0.34	$(0.16)	$(0.13)
Income from discontinued operation	0.02	0.02	0.08

BASIC NET INCOME (LOSS) PER SHARE	$0.36	$(0.14)	$(0.05)

DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations	$0.31	$(0.16)	$(0.13)
Income from discontinued operation	0.02	0.02	0.08

DILUTED NET INCOME (LOSS) PER SHARE	$0.33	$(0.14)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,960,972	40,875,695	41,090,768

Diluted	44,170,547	40,875,695	41,090,768

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED OCTOBER 31, 2001, 2002 AND 2003

	Common Stock, $.01 par value, 100,000,000 shares authorized		Paid-in Capital	Treasury Stock, at cost		Accumulated Deficit	Stock Subscription Receivable	Total Stockholders’ Deficit
	Shares	Amount		Shares	Amount
BALANCE - OCTOBER 31, 2000	40,957,760	$410,000	$99,365,000	(1,825,000)	$(695,000)	$(159,933,000)	$(60,000)	$(60,913,000)
Issuance of common stock	1,474,250	15,000	743,000	—	—	—	—	758,000
Payment of subscription receivable	—	—	—	—	—	—	12,000	12,000
Net income	—	—	—	—	—	14,501,000	—	14,501,000

BALANCE - OCTOBER 31, 2001	42,432,010	425,000	100,108,000	(1,825,000)	(695,000)	(145,432,000)	(48,000)	(45,642,000)
Issuance of common stock	398,724	4,000	60,000	—	—	—	18,000	82,000
Payment of subscription receivable	—	—	—	—	—	—	30,000	30,000
Retirement of redeemable stock	—	—	160,000	—	—	—	—	160,000
Net loss	—	—	—	—	—	(5,551,000)	—	(5,551,000)

BALANCE - OCTOBER 31, 2002	42,830,734	429,000	100,328,000	(1,825,000)	(695,000)	(150,983,000)	—	(50,921,000)
Issuance of common stock	95,000	1,000	27,000	—	—	—	—	28,000
Conversion of bond debentures	6,079	—	73,000	—	—	—	—	73,000
Net loss	—	—	—	—	—	(2,267,000)	—	(2,267,000)

BALANCE - OCTOBER 31, 2003	42,931,813	$430,000	$100,428,000	(1,825,000)	$(695,000)	$(153,250,000)	$—	$(53,087,000)

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31,	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,501,000	$(5,551,000)	$(2,267,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization - continuing operations	10,315,000	15,010,000	16,874,000
Depreciation and amortization - discontinued operations	390,000	299,000	63,000
Provision for bad debts	3,851,000	6,892,000	4,944,000
Deferred income tax benefit	(5,235,000)	—	—
Gain (loss) on write-downs and settlement of obligations	(670,000)	—	(8,000)
Loss (gain) on sale of assets and operating sites	(3,527,000)	299,000	(2,841,000)
Employee stock compensation	—	80,000	—
Imputed interest expense	1,154,000	1,427,000	1,497,000
Minority interest in earnings of continuing subsidiaries	(26,000)	(89,000)	101,000
Minority interest in earnings of discontinued subsidiaries	369,000	476,000	255,000
Changes in assets and liabilities:
Accounts receivable	(12,711,000)	(7,448,000)	(629,000)
Unbilled receivables	1,556,000	(1,318,000)	1,271,000
Other assets	(495,000)	(86,000)	(475,000)
Accounts payable, accrued expenses and disbursements in transit	5,760,000	4,639,000	1,486,000
Income taxes payable	125,000	(125,000)	—

Net cash provided by operating activities	15,357,000	14,505,000	20,271,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of imaging centers	(161,000)	—	—
Purchase of property and equipment	(7,469,000)	(7,815,000)	(3,069,000)
Proceeds from sale of divisions, centers, and equipment	5,050,000	1,700,000	1,367,000

Net cash used by investing activities	(2,580,000)	(6,115,000)	(1,702,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(17,017,000)	(20,736,000)	(25,694,000)
Proceeds from short and long-term borrowings	3,883,000	12,295,000	7,394,000
Purchase of subordinated debentures	(36,000)	(10,000)	(3,000)
Proceeds from issuance of common stock	97,000	82,000	28,000
Joint venture proceeds	400,000	250,000	—
Joint venture distributions	(100,000)	(275,000)	(300,000)

Net cash used by financing activities	(12,773,000)	(8,394,000)	(18,575,000)

NET INCREASE (DECREASE) IN CASH	4,000	(4,000)	(6,000)
CASH, beginning of year	36,000	40,000	36,000

CASH, end of year	$40,000	$36,000	$30,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest	$12,646,000	$14,953,000	$16,379,000

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2001, 2002 AND 2003

Supplemental Schedule of Non-Cash Investing and Financing Activities

In October 2003, the Company paid $1,500,000 to acquire exclusive rights to the use of the “Tower Imaging” trade name from Tower Radiology Medical Group, Inc. for its Beverly Hills facilities. The intangible asset was acquired with a note payable and will be amortized over five years.

In July 2003, $73,000 in face value of subordinated bond debentures was converted into 6,079 shares of common stock.

Effective March 31, 2003, the Company sold its share of Westchester Imaging Group and generated a gain on the sale of approximately $2,942,000. As part of the transaction, the Company transferred $239,000 in net equipment, $52,000 in other assets, $602,000 in accounts payable and accrued expenses, $341,000 in capital lease obligations and $923,000 in minority interest obligations.

The Company entered into capital leases or financed equipment through notes payable for approximately $21,753,000, $30,846,000 and $8,362,000 for the years ended October 31, 2001, 2002 and 2003, respectively.

Effective July 2, 2002, the Company renegotiated twelve of its outstanding notes payable with DVI Financial Services, Inc., or DVI, and incurred $2.8 million in refinancing charges which will be amortized over the six-year life of the notes.

Effective May 1, 2002, the Company acquired the assets of Grove Diagnostic Imaging, or Grove, in Rancho Cucamonga, California for approximately $1,454,000 in assumed liabilities. The Company recorded net property and equipment of approximately $1,441,000 and other current assets of approximately $13,000 as part of the transaction.

In April 2002, an officer of the Company exercised his option to purchase 300,000 shares of common stock at $0.15 per share. As part of the transaction, the officer surrendered to the Company 30,201 mature shares of common stock with a fair market value of $45,000 ($1.49 per share based on the public closing price on the transaction date). In addition, the officer surrendered to the Company an additional 13,424 shares of common stock with a fair market value of $20,000 in payment of his note payable with accumulated interest (classified as Stock Subscription Receivable on the Company’s financial statements). By combining the transaction, the Company issued a net 256,375 shares of common stock to the officer for his option exercise.

During the year ended October 31, 2001, the Company restructured a portion of its debt with DVI transferring the liquidation value of its preferred stock into other notes payable. As part of the transaction, accrued interest of approximately $235,000 was accumulated into the new notes payable balances.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31, 2001, 2002 AND 2003

During the year ended October 31, 2001, warrants for 920,100 shares of common stock were exercised for approximately $230,000. As part of the transaction, the Company deducted the exercise price from its notes payable payment due to the same individuals.

During the year ended October 31, 2001, a cashless exercise of warrants occurred, and 65,484 shares of common stock were issued to eight note holders of the Company. In fiscal 1996, these warrants were issued to the note holders with options for a cashless exercise for common stock if the Company’s stock prices exceeded certain levels.

During the year ended October 31, 2001, the Company repurchased $1,159,000 of subordinated debentures from a related party for $754,000, resulting in a gain of $405,000. The $754,000 was paid in the form of a note payable of $119,000 and forgiveness of a $635,000 note owed to the Company by the related party.

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

Effective March 1, 2001, the Company’s DIS subsidiary sold its Valley Regional Oncology Center and recognized a gain on the sale of $3,527,000, which is included in other income on the consolidated statement of operations. As part of the sale, the Company transferred $404,000 in net property and equipment and $75,000 in net other current assets.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Business

Primedex Health Systems, Inc., or Primedex, incorporated on October 21, 1985, provides diagnostic imaging services in the state of California. Imaging services include magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The operations of the Company comprise a single segment for financial reporting purposes.

Liquidity and Capital Resources

The Company has a working capital deficit of $44,615,000 at October 31, 2003 and had losses from continuing operations of $6,435,000 and $5,464,000 during the years ended October 31, 2002 and 2003, respectively. The Company also has a stockholders’ deficit of $53,100,000 at October 31, 2003.

The Company operates in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, the Company requires significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service the Company’s existing debt and other contractual obligations. Because the Company’s cash flows from operations are insufficient to fund all of these capital requirements, the Company depends on the availability of financing under credit arrangements with third parties. Historically, the Company’s principal sources of liquidity have been funds available for borrowing under the Company’s existing lines of credit with an affiliate of General Electric Corporation, or GE, and an affiliate of DVI. The Company classifies these lines of credit as current liabilities primarily because they are collateralized by accounts receivable and the eligible borrowing bases are classified as current assets. The Company finances the acquisition of equipment through capital and operating leases.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS (continued)

During fiscal 2003, the Company took the actions described below to continue to fund its obligations. In addition, some of the Company’s plans to provide the necessary working capital in the future are summarized below:

Beverly Radiology Medical Group III, or BRMG, and the Company’s GE affiliate lender are parties to a credit facility under which BRMG may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months’ cash collections, or $14.5 million. At any time, BRMG may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Under the Company’s management agreement with BRMG, BRMG regularly advances to the Company draws that it makes under the line. The line is available to BRMG until February 29, 2004. The Company and BRMG are currently negotiating with an affiliate of GE on a new credit facility which, if successfully completed, will consolidate all of the Company’s and BRMG’s lines of credit into one facility. Interest on outstanding borrowings is payable monthly at the greater of 8.0% or the lender’s prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At October 31, 2003, BRMG had approximately $11.1 million outstanding under this line. The GE affiliate lender holds a first lien on substantially all of BRMG’s assets. Dr. Berger, the Company’s CEO, President and a major stockholder, has personally guaranteed $10.0 million of the line, and the Company has guaranteed the full amount of BRMG’s obligations under the line.

Beginning in April 2003, an affiliate of GE began making short-term working capital loans to the Company in the amount of $200,000 per month for nine months. As of October 31, 2003, the lender was required to fund an additional $400,000 under this arrangement. These loans have now been fully funded by the Company’s lender. These loans are represented by five-year notes that accrue interest at 9.0% per annum, with the first interest payment for all nine notes due in January 2004.

The Company also has a line of credit with an affiliate of DVI, under which it may borrow the lesser of 110% of eligible accounts receivable or $5.0 million. Interest on the outstanding balance is payable monthly at the lender’s prime rate plus 1.0%. At October 31, 2003, the Company had approximately $3.8 million outstanding under this line. This line of credit is available to the Company on a month-to-month basis and is collateralized by approximately 80% of the eligible accounts receivable from the Company’s Beverly Hills facilities. On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. Since its bankruptcy filing, the DVI affiliate has continued to provide funding to the Company on the same terms and conditions as prior to the bankruptcy filing.

Both of the Company’s working capital lenders’ prime rates at October 31, 2003 were 4.0%. As of October 31, 2003, the total funds available for borrowing under the two lines was approximately $3.5 million. For fiscal 2002 and 2003, the weighted average interest rates on short-term borrowings were 7.6% and 7.4%, respectively.

The Company’s working capital facilities are further described in Note 7.

During fiscal 2003, in order to provide additional liquidity, Dr. Berger advanced to the Company $1,000,000, some of the Company’s executive officers have forgone a portion of their salary, and the Company sold Westchester Imaging Group for net cash proceeds of $1.4 million.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS (continued)

At October 31, 2003, the Company had an aggregate of $60.7 million of outstanding capital lease obligations. In November 2003, the Company converted several operating leases to capital leases, resulting in an increase in debt of approximately $6.2 million and a corresponding increase in property and equipment.

Restructuring of Debt

The Company continues to focus on improving its financial position and cash flows. During fiscal 2003 and the first quarter of fiscal 2004, the Company took the following steps toward that goal:

DVI Credit Arrangements

At October 31, 2003, the Company had approximately $80.0 million of debt outstanding under various contracts and financing arrangements comprised of equipment notes and leases with DVI and some of its affiliates. During fiscal 2003, the Company restructured some of these credit arrangements. In May 2003, the Company restructured 16 of its notes payable to DVI to reduce its monthly payments by approximately $210,000 per month through January 2004. Beginning February 2004, the monthly payments increase to approximately $350,000 per month, an increase of $16,000 per month over historical payment levels. The resulting cash flow deferrals between May 2003 and April 2004 total approximately $1.1 million. The restructured notes bear interest at rates ranging from 8.5% to 10.5% and have terms ranging from 45 to 71 months, with six notes payable having balloon payments ranging from $20,000 to $160,000 due in January 2009.

On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. The Company has an agreement in principle to repay its debt outstanding to DVI, which was approximately $80.0 million at October 31, 2003, for approximately $68.1 million, and it is currently negotiating the definitive terms of the repayment with all of the interested parties. This agreement is conditioned upon the receipt of waivers from vendors who have made claims on account of DVI’s failure to fund equipment purchases, which it had contracted to do.

BRMG Credit Facility

On February 10, 2003, the Federal Deposit Insurance Corporation, or the FDIC, advised BRMG that the FDIC had elected to close Coast Business Credit, or Coast, and liquidate its accounts. Coast was the lender under BRMG’s secured working capital facility, which the Company guaranteed. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to an affiliate of GE. The credit line availability was reduced from $22.0 million to $14.5 million. In December 2003, the Company’s lender extended the maturity date of the facility from December 31, 2003 to February 29, 2004. BRMG regularly advances to the Company the funds it draws under this working capital facility, which the Company uses for its own working capital purposes. The Company and BRMG are currently negotiating with an affiliate of GE on a new credit facility which, if successfully completed, will consolidate all of the Company’s and BRMG’s lines of credit into one facility.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS (continued)

Convertible Subordinated Debentures

In October 2003, the Company successfully consummated a “pre-packaged” Chapter 11 plan of reorganization with the United States Bankruptcy Court, Central District of California, in order to modify the terms of the Company’s convertible subordinated debentures by extending the maturity to June 30, 2008, increasing the annual interest rate from 10.0% to 11.5%, reducing the conversion price from $12.00 to $2.50 and restricting its ability to redeem the debentures prior to July 1, 2005. The plan of reorganization did not affect any of the Company’s operations or obligations, other than the subordinated debentures.

In addition to these measures, the Company continues to work with its existing lenders to negotiate more favorable terms and pursue other sources of long-term financing to improve the Company’s liquidity and increase cash flows. These sources may include, among others, public or private offerings of debt or equity securities. However, it is impossible to predict whether the Company will be able to complete any such transactions, or if so, what the terms of any such transactions would be.

The Company’s business strategy with regard to operations will focus on the following:

•	Maximizing performance at existing facilities;

•	Focusing on profitable contracting;

•	Expanding MRI and CT applications;

•	Optimizing operating efficiencies; and

•	Expanding its networks.

The Company’s ability to generate sufficient cash flow from operations to make payments on its debt and other contractual obligations will depend on the Company’s future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of the Company’s control, will affect its financial performance. If the Company does not refinance or further restructure its debt, sell assets, reduce or delay capital investments or seek to raise additional capital, the Company will not have sufficient cash flow from operations to satisfy its existing debt and other contractual obligations. Although, as outlined above, the Company has been successful in the past in refinancing and restructuring the terms of its debt with its principal lenders, the Company cannot predict whether any such refinancing or restructuring will be possible or that the Company will be able to sell any assets on acceptable terms or otherwise. Taking these factors into account, including the Company’s historical experience and the Company’s discussions with our lenders to date, although no assurance can be given, the Company believes that through implementing its strategic plans and continuing to restructure its financial obligations, the Company will obtain sufficient cash to satisfy its obligations as they become due in fiscal 2004.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation – The consolidated financial statements of Primedex include the accounts of Primedex, its wholly owned direct subsidiary, Radnet Management, Inc., or Radnet, and Beverly Radiology Medical Group III, or BRMG, which is a professional corporation, all collectively referred to as the Company. The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., or Modesto, and SoCal MR Site Management, Inc., all wholly owned subsidiaries of Radnet; Diagnostic Imaging Services, Inc., or DIS, Burbank Advanced LLC, or Burbank, and Rancho Bernardo Advanced LLC, or RB, which are majority controlled subsidiaries of Radnet, and Westchester Imaging Group, a 50% owned subsidiary. Interests of minority shareholders are separately disclosed in the consolidated balance sheets and consolidated statements of operations of the Company.

The operations of BRMG are consolidated with those of the Company as a result of the contractual and operational relationship among BRMG, the Company and Dr. Berger. The Company is considered to have a controlling financial interest in BRMG pursuant to the guidance in EITF 97-2. Medical services and supervision at most of the Company’s imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. Radnet and DIS provide non-medical, technical and administrative services to BRMG for which they receive a management fee.

Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Westchester Imaging Group was consolidated with the Company based upon the criteria in EITF 97-2. Westchester Imaging Group, which was sold in March 2003, is reflected as a discontinued operation in the Company’s consolidated statements of operations.

Use of estimates – The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including the Company’s reported amounts of assets and liabilities in its consolidated balance sheets at the dates of the financial statements; its disclosure of contingent assets and liabilities at the dates of the financial statements; and its reported amounts of revenues and expenses in its consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition – Revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue.

Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on the Company’s evaluation of expected collections resulting from their analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services.

Capitation revenue is recognized as revenue during the period in which the Company is obligated to provide services to plan enrollees under contracts with various health plans. Under these contracts, the Company receives a per enrollee amount each month covering all contracted services needed by the plan enrollees.

The following table summarizes net revenue for the years ended October 31, 2001, 2002, and 2003:

	2001	2002	2003
Net patient service	$88,420,000	$107,593,000	$109,444,000
Capitation	19,147,000	26,485,000	30,815,000

Net revenue	$107,567,000	$134,078,000	$140,259,000

Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California. Receivables from government agencies made up approximately 20.0% and 14.0% of accounts receivable at October 31, 2002 and 2003, respectively.

Accounts receivable as of October 31, 2003 are presented net of allowances of approximately $60,042,000, of which $55,605,000 is included in current and $4,437,000 is included in noncurrent. Accounts receivable as of October 31, 2002, are presented net of allowances of approximately $59,150,000, of which $54,751,000 is included in current and $4,399,000 is included in noncurrent.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Credit risks – Financial instruments that potentially subject the Company to credit risk are primarily cash equivalents and accounts receivable. The Company has placed its cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and third-party payors and, based upon factors surrounding their credit risk, establishes a provision for bad debt. Net revenue by payor for the years ended October 31, 2001, 2002 and 2003 were:

	Net Revenue
	2001	2002	2003
Capitation contracts	17.8%	19.8%	22.0%
HMO/PPO/Managed care	21.7%	20.5%	20.6%
Special group contract	13.8%	12.4%	13.4%
Medicare	12.2%	12.9%	12.7%
Blue Cross/Shield/Champus	10.9%	11.8%	12.0%
Commercial insurance	10.6%	10.5%	8.1%
Workers compensation	6.6%	6.2%	5.6%
Medi-Cal	1.9%	2.4%	2.3%
Other	4.5%	3.5%	3.3%

Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

Loan fees – Costs of financing are deferred and amortized on a straight-line basis over the life of the respective loan.

Property and equipment – Property and equipment are stated at cost, less accumulated depreciation and amortization and valuation impairment allowances. Depreciation and amortization of property and equipment are provided using the straight-line method over their estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized over their estimated useful lives, which range from 3 to 20 years. Maintenance and repairs are charged to expenses as incurred.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill – Goodwill at October 31, 2003 totaled $23,064,000. Goodwill is recorded as a result of the acquisition of operating facilities. The operating facilities are grouped by territory into reporting units. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

For each of the three year periods ended October 31, 2003, the Company recorded no impairment of goodwill. However, if estimates or the related assumptions change in the future, the Company may be required to record impairment charges to reduce the carrying amount of these assets.

Long-lived assets – The Company evaluates its long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets the Company expects to sell, at fair value less costs to sell.

Income taxes – Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. Income taxes are further explained in Note 9.

Stock options – The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for the issuance of stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation.

	Year Ended October 31,
	2001	2002	2003
Net income (loss) as reported	14,501,000	(5,551,000)	(2,267,000)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	80,000	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method	(2,805,000)	(1,063,000)	(95,805)

Pro forma net income (loss)	$11,696,000	$(6,534,000)	$(2,362,805)

Earnings (loss) per share:
Basic - as reported	$0.36	$(0.14)	$(0.05)

Basic - pro forma	$0.29	$(0.16)	$(0.06)

Diluted - as reported	$0.33	$(0.14)	$(0.05)

Diluted - pro forma	$0.26	$(0.16)	$(0.06)

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:

October 31,	Risk-free interest rate	Expected life	Expected volatility	Expected dividends
2003	3.00%	5 years	121.88%	—
2002	3.66%	5 years	78.93%	—
2001	4.17%	5 years	98.54%	—

Reclassifications – Certain prior year amounts have been reclassified to conform with the current year presentation. These changes have no effect on net income.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share – Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows:

	Year Ended October 31,
	2001	2002	2003
Net income (loss) from continuing operations	$13,813,000	$(6,435,000)	$(5,464,000)
Net income from discontinued operations	$688,000	$884,000	$3,197,000

Net income (loss) for earnings per share computation	$14,501,000	$(5,551,000)	$(2,267,000)

Basic earnings (loss) per share

Weighted average number of common shares outstanding during the year	39,960,972	40,875,695	41,090,768

Basic earnings per share:
Income (loss) from continuing operations	$0.34	$(0.16)	$(0.13)
Income from discontinued operation	$0.02	$0.02	$0.08

Basic income (loss) per share	$0.36	$(0.14)	$(0.05)

Diluted earnings (loss) per share
Weighted average number of common shares outstanding during the year	39,960,972	40,875,695	41,090,768
Add additional shares issuable upon exercise of stock options and warrants	4,209,575	—	—

Weighted average number of common shares used in calculating diluted earnings per share	44,170,547	40,875,695	41,090,768

Diluted earnings per share:
Income (loss) from continuing operations	$0.31	$(0.16)	$(0.13)
Income from discontinued operation	$0.02	$0.02	$0.08

Diluted income (loss) per share	$0.33	$(0.14)	$(0.05)

For the year ended October 31, 2001, the Company has included 7,724,350 options and warrants in the calculation of diluted earnings per share. The Company has excluded 3,483,822 options and warrants and all of the convertible debentures in the calculation of diluted earnings per share because their effect would be antidilutive as of October 31, 2001. For the years ended October 31, 2002 and 2003, the Company has excluded all options, warrants and convertible debentures in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

Recently Issued Accounting Pronouncements and Proposed Accounting Changes

Accounting and Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity’s commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

measurement of the liability. The provisions of SFAS No. 146 were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact upon the Company’s financial position, cash flows or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure requirements under FIN 45 were effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 were effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact upon the Company’s financial position, cash flows or results of operations. The Company currently is not a guarantor of indebtedness of others, although it guarantees certain debt of BRMG.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides two additional transition methods for entities that voluntarily adopt the fair value method of recording expenses when accounting for stock-based compensation. Further, SFAS No. 148 requires disclosure of comparable information for all companies regardless of whether, when or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provide for additional transition methods, were effective for periods beginning after December 15, 2002. The disclosure provisions were effective for fiscal years ending after December 15, 2002 and have been incorporated into these Notes to Consolidated Financial Statements. The Company has chosen not to voluntarily adopt the fair value method of accounting for employee stock option grants at this time.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately to variable interest entities created after January 31, 2003 and applied in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 did not have a material impact on the Company’s financial position, cash flows or results of operations.

Financial Instruments with Characteristics of Liabilities and Equity

In March 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, which are collectively referred to as derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position, cash flows or results of operations. The Company currently does not have derivative instruments and is not currently involved in hedging activities.

NOTE 3 – ACQUISITIONS, SALES AND DIVESTITURES

Sale of imaging center – Discontinued operation

In March 2003, the Company sold its 50% share of Westchester Imaging Group for $3,000,000. As part of the transaction, the Company repurchased 100% of the accounts receivable with the cash proceeds. The Company has an option, which is exercisable on or before March 31, 2005, to repurchase its financial interest in Westchester at fair market value, as determined in accordance with the sale agreement. The transaction resulted in a gain of approximately $2,942,000. For the years ended October 31, 2001 and 2002 and five months ended March 31, 2003, the center generated net revenue of $4,269,000, $5,203,000 and $2,231,000, respectively. At October 31, 2002, the assets and liabilities of Westchester Imaging Group were $1,831,000 and $2,231,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITIONS, SALES AND DIVESTITURES (continued)

Acquisitions and openings of imaging centers

In December 2002, the Company opened an imaging center in Rancho Bernardo, California. Prior to its opening, in late November 2001, the Company entered into a new building lease arrangement for 9,557 square feet in Rancho Bernardo in anticipation of opening the new multi-modality imaging center. The center, RB, is 75%-owned by the Company and 25%-owned by two physicians who invested $250,000.

In the second quarter of fiscal 2002, the Company entered into two new building leases for approximately 10,000 square feet of space in the building across the street from its Orange Imaging Center to open Orange Advanced Imaging Center and Orange Women’s Center. The centers opened in late September 2002. Orange Advanced provides MRI, PET, nuclear medicine and X-ray services, and Orange Women’s provides ultrasound and mammography services.

Effective May 1, 2002, the Company acquired certain assets and liabilities of Grove in Rancho Cucamonga, California for the assumption of approximately $1,454,000 of outstanding obligations to DVI. The center provides MRI, CT, ultrasound, mammography and X-ray services.

Effective January 1, 2002, the Company entered into a new capitation arrangement with Primecare Medical Group for approximately 62,000 covered lives, primarily benefiting the Company’s Temecula facility. The Company entered into two new building leases in Sun City and Lake Elsinore, California, which provide X-ray services to support the new contract. In January 2003, the Company closed the Lake Elsinore facility and moved the location to nearby Wildomar, California.

In January 2002, the Company opened Tarzana Advanced Imaging Center, which provides MRI, CT and PET services.

In late November 2001, the Company opened Burbank, which provides MRI, CT, ultrasound and X-ray services. Burbank is 75%-owned by the Company and 25%-owned by two physicians.

Closure of imaging center

In July 2003, the Company closed its La Habra facility. The center’s location was no longer a productive asset in the Company’s network. The equipment was moved to other locations or returned to the vendor and its leasehold improvements were written off. During the year ended October 31, 2003, the center generated net revenue of $368,000 and incurred a net loss of $155,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization as of October 31, 2002 and 2003 are:

	2002	2003
Buildings	$600,000	$600,000
Medical equipment	24,523,000	21,888,000
Office equipment, furniture and fixtures	6,443,000	6,577,000
Leasehold improvements	23,449,000	24,375,000
Equipment under capital lease	78,664,000	84,437,000

	133,679,000	137,877,000
Accumulated depreciation and amortization	(45,804,000)	(55,991,000)

	$87,875,000	$81,886,000

Depreciation and amortization expense on property and equipment for the years ended October 31, 2001, 2002 and 2003 was approximately $9,052,000, $15,052,000 and $16,756,000, respectively. Accumulated amortization for equipment under capital leases as of October 31, 2002 and 2003 was approximately $22,822,000 and $31,110,000, respectively. Amortization expense for equipment under capital leases for the years ended October 31, 2001, 2002 and 2003, included above, was approximately, $4,216,000, $8,913,000, and $10,507,000, respectively. During the year ended October 31, 2002, the Company sold the land and building at its Northridge facility for $1,700,000 and entered into a ten-year lease for the same location with monthly rent ranging from $13,458 to $18,607 during the lease term. The sale resulted in a loss of approximately $147,000.

NOTE 5 – GOODWILL

Goodwill is recorded at cost of $29,330,000, less accumulated amortization of $6,266,000 for each of the years ended October 31, 2002 and 2003.

Upon the adoption of SFAS No. 142, the Company discontinued amortization of goodwill effective November 1, 2001. Net income and earnings per share for fiscal 2001 have been adjusted below to exclude amortization related to goodwill recognized in business combinations.

	Years ending October 31,
	2001			2002	2003
		Per Share Amount
	Amount	Basic	Diluted	Amount	Amount
Reported net income (loss)	$14,501,000	$0.36	$0.33	$(5,551,000)	$(2,267,000)
Add back: Goodwill amortization	1,653,000	0.04	0.04	—	—

Adjusted net income (loss)	$16,154,000	$0.40	$0.37	$(5,551,000)	$(2,267,000)

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2002	2003
Accounts payable	$8,213,000	$11,545,000
Accrued expenses	8,956,000	11,762,000
Accrued professional fees	2,565,000	1,997,000
Accrued loss on legal judgments	347,000	277,000
Other	1,484,000	302,000

	21,565,000	25,883,000
Less long-term portion	(694,000)	(1,421,000)

	$20,871,000	$24,462,000

Accrued professional fees consist of outside professional agreements, which are paid out of net cash collections. The long-term portion relates to the accounts receivable classified as long-term.

NOTE 7 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

Notes payable, long-term debt and capital lease obligations at October 31, 2002 and 2003 consist of the following:

	2002	2003
Revolving lines of credit	$10,199,000	$14,916,000

Notes payable at interest rates ranging from 6.6% to 11.5%, due through 2009, collateralized by medical equipment	80,986,000	70,171,000

Note payable bearing interest at 9.5%, due in 2005, collateralized by real estate	1,662,000	1,619,000

Obligations from a Company acquisition bearing interest at 8.0%, paid in 2003	58,000	—

Obligations under capital leases at interest rates ranging from 7.6% to 13.6%, due through 2009, collateralized by medical and office equipment	64,404,000	60,659,000

	157,309,000	147,365,000
Less: current portion	(36,278,000)	(43,005,000)

	$121,031,000	$104,360,000

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (continued)

The Company’s working capital needs currently are provided under two lines of credit. One of the lines of credit was originally between Coast and BRMG. On February 10, 2003, the FDIC advised the Company that it had elected to close Coast and liquidate its accounts. During the second quarter of fiscal 2003, the FDIC sold the portfolio to an affiliate of GE. The credit line was reduced from $22,000,000 to $14,500,000. The agreement terminated on December 31, 2003 but was extended by the lender until February 29, 2004. The Company may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months’ cash collections, or $14,500,000. At any time, the Company may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. The Company and its subsidiaries have guaranteed the full amount of BRMG’s obligations under the line. Interest on outstanding borrowings is payable monthly at the greater of 8.0% or the lender’s prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At October 31, 2003, approximately $11,081,000 was outstanding under this line.

The lender holds a first lien on substantially all of BRMG’s assets. The President and CEO of the Company personally guarantees $10,000,000 of the line.

The Company’s second line of credit is with an affiliate of DVI, under which the Company may borrow the lesser of 110% of eligible accounts receivable or $5,000,000. Interest on the outstanding balance is payable monthly at the lender’s prime rate plus 1.0%. At October 31, 2003, approximately $3,833,000 was outstanding under this line. This line of credit is on a month-to-month basis and is collateralized by approximately 80% of Tower’s eligible accounts receivable. On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. The DVI affiliate continues to provide funding under the arrangement during the bankruptcy proceeding.

Both working capital lenders’ prime rates at October 31, 2003 were 4.0%. As of October 31, 2003, the total funds available for borrowing under the two lines was approximately $3,476,000. For the years ended October 31, 2002 and 2003, the weighted average interest rate on short-term borrowings was 7.6% and 7.4%, respectively.

Annual principal maturities of long-term obligations exclusive of capital leases for future years ending October 31 are:

2004	$30,040,000
2005	15,464,000
2006	22,945,000
2007	11,362,000
2008	5,739,000
Thereafter	1,156,000

$86,706,000

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (continued)

The Company leases equipment under capital lease arrangements. Future minimum lease payments under capital leases for future years ending October 31 are:

2004	$18,244,000
2005	17,798,000
2006	15,214,000
2007	11,730,000
2008	8,683,000

Thereafter	3,323,000

Total minimum payments	74,992,000

Amount representing interest	(14,333,000)

Present value of net minimum lease payments	60,659,000

Current portion	(12,965,000)

Long-term portion	$47,694,000

At October 31, 2003, the Company was in default on approximately $317,000 under various note agreements pertaining to the acquisition of imaging centers for non-payment of principal and interest. These notes have been classified as current payables.

NOTE 8 – SUBORDINATED DEBENTURES

In June 1993, the Company’s registration for a total of $25,875,000 of 10% Series A convertible subordinated debentures due June 2003 was declared effective by the Securities and Exchange Commission. The net proceeds to the Company were approximately $23,000,000. Costs of $3,000,000 associated with the original offering were amortized over ten years to result in a constant yield. The unamortized portion was classified as other assets. The debentures were convertible into shares of common stock at any time before maturity into $1,000 principal amounts at a conversion price of $12.00 per share after June 1999.

Amortization expense of the offering costs for the years ended October 31, 2001, 2002 and 2003 was $202,000, $188,000 and $110,000, respectively. Interest expense for the years ended October 31, 2001, 2002 and 2003 was approximately $1,720,000, $1,630,000 and $1,708,000, respectively. Bondholders converted $73,000 face value of debentures into 6,079 shares of common stock in July 2003. There were no conversions during the years ended October 31, 2001 and 2002.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SUBORDINATED DEBENTURES (continued)

During the years ended October 31, 2001, 2002 and 2003, the Company repurchased debentures with face amounts of $68,000, $12,000 and $3,000, for $37,000, $11,000 and $3,000, respectively, resulting in gains on early extinguishments of $31,000, $1,000 and $-0-, respectively. In fiscal 2001, the Company retired $1,159,000 in debentures held by a related party for $753,000, resulting in a gain of $406,000. Payment was in the form of a new note of $119,000 and the write-off of a note receivable from the related party for $634,000.

In October 2003, the Company successfully consummated a “pre-packaged” Chapter 11 plan of reorganization with the United States Bankruptcy Court, Central District of California, in order to modify the terms of the Company’s convertible subordinated debentures by extending the maturity to June 30, 2008, increasing the annual interest rate from 10.0% to 11.5%, reducing the conversion price from $12.00 to $2.50 and restricting its ability to redeem the debentures prior to July 1, 2005. The plan of reorganization did not affect any of the Company’s operations or obligations, other than the subordinated debentures.

NOTE 9 – INCOME TAXES

Income taxes have been recorded under SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards. The Company did not incur any federal or state income taxes in 2002 or 2003.

The components of the income tax provisions are as follows:

	2001	2002	2003
Current tax provision
Federal	$100,000	$—	$—
State	25,000	—	—

	125,000	—	—
Deferred tax benefit	(5,235,000)	—	—

	$(5,110,000)	$—	$—

Reconciliation between the effective tax rate and the statutory tax rates for the years ended October 31, 2001, 2002 and 2003 are as follows:

	2001	2002	2003
Federal tax	(34.0)	(34.0)%	(34.0)%
State franchise tax, net of federal benefit	(5.8)	(5.8)	(5.8)
Change in valuation allowance	90.6	39.8	39.8
Other	(0.2)	—	—

Income tax benefit	50.6%	—%	—%

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (continued)

At October 31, 2002 and 2003, the Company’s deferred tax assets and liabilities were comprised of the following items:

	2002	2003
Deferred tax assets, current
Net operating loss carryforwards	$2,100,000	$—
Other	1,366,000	—

	3,466,000	—
Valuation allowance	(1,366,000)	—

	$2,100,000	$—

Deferred tax assets and liabilities, noncurrent
Fixed and intangible assets	$402,000	$(8,362,000)
Other	2,773,000	966,000
Net operating loss carryforwards	43,445,000	58,384,000

	46,620,000	50,988,000
Valuation allowance	(43,485,000)	(45,753,000)

	$3,135,000	$5,235,000

As of October 31, 2003, the Company had net operating loss carryforwards of approximately $148,000,000, which expire at various intervals from the years 2004 to 2022. As of October 31, 2003, $22,534,000 of the Company’s federal net operating loss carryforwards were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. The annual limitations for utilization of these net operating loss carryforwards have not been determined.

NOTE 10 – CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.01 per share. There were no preferred shares issued or outstanding at October 31, 2001, 2002 or 2003. Shares may be issued in one or more series. During the year ended October 31, 2001, the Company issued 5,542,018 preferred shares in settlement of certain debt obligations and subsequently retired the stock by restructuring existing notes payable and combining the preferred stock balance due of approximately $5,542,000 plus accrued interest of approximately $235,000. In conjunction with this refinancing, the Company issued five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (continued)

Stock Option Incentive Plans

The Company has two long-term incentive stock option plans. The 1992 plan has not issued options since the inception of the new 2000 plan. The 2000 plan reserves 2,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, the Company has issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and has also issued stock under the plan. Employee stock options generally vest over three years and expire five years from date of grant.

The Company has issued warrants under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants are issued at the fair market value of the underlying common stock on the date of issuance. Generally, the warrants expire five years from the date of grant. The terms of vesting are determined by the board of directors at issuance. Warrants issued to employees typically vest over three years.

The following table summarizes the activity for the three years ended October 31, 2003:

	Outstanding Warrants		Outstanding Options
	Shares	Price Range	Number	Exercise Price Range

Balance, October 31, 2000	5,001,890	$ 0.25 – 0.60	1,726,863	$0.28
Granted	6,428,655	0.38 – 1.00	607,000	0.48
Exercised	(920,100)	0.25	(588,666)	0.15 – 0.25
Canceled or expired	(3,832,560)	0.60	(243,197)	0.32 – 0.53

Balance, October 31, 2001	6,677,885	$ 0.38 – 1.00	1,502,000	$0.38
Granted	1,093,250	0.60 – 1.61	29,000	1.67
Exercised	—		(309,499)	0.15 – 0.46
Canceled or expired	(309,000)	0.40 – 1.35	(39,584)	0.46 – 1.67

Balance, October 31, 2002	7,462,135	$ 0.38 – 1.61	1,181,917	$0.46
Granted	750,000	0.19 – 0.41
Exercised	—		(95,000)	0.30
Canceled or expired	(130,000)	0.79	(28,000)	0.46 – 1.67

Balance, October 31, 2003	8,082,135	$ 0.19 – 1.61	1,058,917	$0.47

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (continued)

Options under the plans are issued at the fair market value of the common stock on the date issued. The following summarizes information about employee stock options outstanding at October 31, 2003:

	Outstanding Options
Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price
$0.40 - $0.75	1,035,917	4.47 years	$0.45
$0.76 - $1.70	23,000	3.33 years	$1.67

	1,058,917	4.43 years	$0.47

Capital Transactions

During the year ended October 31, 2003, one individual exercised his options to purchase 95,000 shares of common stock at $0.30 per share, or $28,500. During the year ended October 31, 2002, five individuals exercised their options to purchase 9,499 shares of common stock at $0.46 per share, or approximately $4,000.

In April 2002, an officer of the Company exercised his option to purchase 300,000 shares of common stock at $0.15 per share. As part of the transaction, the officer surrendered to the Company 30,201 mature shares of common stock with a fair market value of $45,000 ($1.49 per share public closing price on the transaction date). In addition, the officer surrendered to the Company an additional 13,424 mature shares of common stock with a fair market value of $20,000 in payment of his note payable with accumulated interest (classified as Stock Subscription Receivable on the Company’s financial statements). By combining the transaction, the Company issued a net 256,375 shares of common stock to the officer for his option exercise.

In November 2001, the Company issued 132,850 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($0.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses.

Effective November 1, 2001, the Company paid $40,000 to a former officer to eliminate his options to require the Company to repurchase 400,000 shares of common stock under his separation agreement (stock put was classified as Redeemable Stock on the Company’s financial statements). The $40,000 was charged to other expenses.

Effective January 19, 2001, the Company settled five of its outstanding notes payable from unrelated third parties. Warrants issued with those notes were exercised for 920,100 shares of the Company’s common stock at $0.25 per share, or $230,000. As part of the debt settlement, the Company issued a total of 150,000 new warrants at $1.00 per share.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (continued)

On December 29, 2000, the Company renegotiated two of its existing notes with an affiliate of GE aggregating $3,130,000 into a new promissory note of $4,664,000, with interest at 8.0% payable along with unpaid interest on December 29, 2005. As part of the renegotiation, the Company issued five-year warrants to purchase 779,000 shares of the Company’s common stock at a price of $1.00 per share. The estimated fair value of these warrants was insignificant.

Effective December 13, 2000, the Company’s major lender, DVI, agreed to convert a $5,542,000 note payable into a new series of non-voting convertible preferred stock on the basis of one share of preferred stock for each one dollar of debt canceled. Subsequent to July 2001, but before October 2001, the Company converted the preferred stock back into notes payable with accrued interest of approximately $235,000 accumulated into the new notes payable balances.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments as of October 31, follows:

	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Accounts receivable, current	$29,453,000	$29,453,000	$25,472,000	$25,472,000
Accounts receivable, long term	2,366,000	2,366,000	2,033,000	2,033,000
Debt maturing within one year	24,634,000	24,634,000	30,040,000	30,040,000
Long-term debt	68,271,000	65,093,000	56,666,000	53,318,000
Notes payable to related parties, current	1,173,000	1,173,000	2,069,000	2,069,000
Notes payable to related parties, long-term	105,000	119,000	100,000	107,000
Subordinated debentures	16,291,000	16,532,000	16,215,000	18,403,000

In assessing the fair value of these financial instruments, the Company has used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, cash overdraft, current accounts receivable, due to related parties and current and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the long-term amounts for accounts receivable due from related party, notes payable to related parties and debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of the subordinated debentures is the estimated value of debentures available to repurchase at current market rates over the bond term including an estimated interest payment stream.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RELATED PARTY TRANSACTIONS

The amount due to related parties at October 31, 2002 primarily consisted of notes due to an officer and employee of the Company for the purchase of DIS common stock in 1996. The notes bear interest at 6.58% paid annually. At October 31, 2002, the officer had outstanding notes payable of approximately $1,173,000 (originally due June 2003 and extended to June 2004) and the employee had notes payable of approximately $105,000 ($100,000 of which is due in June 2005). During the year ended October 31, 2003, the Company repaid the officer $115,000, reducing the liability to $1,058,000 at year-end. In addition, the Company borrowed an additional $1,000,000, due on demand, from another officer of the Company bearing interest at 6.58%. As of October 31, 2003, interest of approximately $6,000 was accrued for that note payable.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases – The Company leases various operating facilities and certain medical equipment under operating leases expiring through 2018. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. Minimum annual payments under noncancellable operating leases for future years ending October 31 are as follows:

	Facilities	Equipment	Total
2004	$7,263,000	$218,000	$7,481,000
2005	6,150,000	1,000	6,151,000
2006	5,843,000	1,000	5,844,000
2007	4,916,000	—	4,916,000
2008	3,762,000	—	3,762,000
Thereafter	14,865,000	—	14,865,000

	$42,799,000	$220,000	$43,019,000

Effective November 1, 2003, the Company converted all of its operating leases with an affiliate of GE into capital leases with $1.00 buyouts and with the first of 57 payments to begin on February 1, 2004. The total converted equipment cost and capitalized lease obligation is $6,206,000. The average interest rate for the financing is 9.0%.

Total rent expense, including equipment rentals, for the years ended October 31, 2001, 2002 and 2003 amounted to approximately $7,344,000, $8,799,000 and $9,446,000, respectively.

Salaries and consulting agreements – The Company has a variety of arrangements for the payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements, including a percentage of revenue collected from 15.0% to 30.0%, fixed amounts per periods and combinations thereof.

The Company also has employment agreements with officers, key employees and through BRMG, physicians, at annual compensation rates ranging from $50,000 to $375,000 and for periods

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

extending up to five years through June 2006. Total commitments under the agreements are approximately $10,850,000 for fiscal 2004. The majority of the contracts are for one year.

Purchase commitment – On December 18, 2003, the Company entered into a three-year purchase agreement with an imaging film provider whereby the Company must purchase $7,500,000 of film at a rate of approximately $2,500,000 annually over the term of the agreement.

Equipment service contract – On March 1, 2000, the Company entered into an equipment maintenance service contract through October 2005 with GE Medical Systems to provide maintenance and repair on the majority of its medical equipment for a fee based upon a percentage of net revenues, subject to certain minimum aggregate net revenue requirements. The percent of revenue to be billed ranges from 2.82% to 3.74%, and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. The Company has met or exceeded the minimum required revenue for fiscal 2002 and 2003. As of October 31, 2003, the Company owes GE Medical Systems $1,781,000 for past services under the arrangement for fiscal 2002 and 2003. GE has made arrangements for interest-free payments during fiscal 2004 which will reduce this liability by $660,000.

Litigation – In the ordinary course of business from time to time the Company becomes involved in certain legal proceedings, the majority of which are covered by insurance. Management is not aware of any pending material legal proceedings outside of the ordinary course of business.

NOTE 14 – EMPLOYEE BENEFIT PLAN

The Company has adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by the Company. There was no expense for the years ended October 31, 2001, 2002 or 2003.

NOTE 15 – MALPRACTICE INSURANCE

The Company and its affiliated physicians are insured by Fairway Physicians Insurance Company. Fairway provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. Tail insurance coverage is included in the cost of the premiums. Management does not believe there are material uninsured malpractice costs at October 31, 2003.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

During the first quarter of fiscal 2004, the Company issued 2,400,000 warrants to employees and 500,000 warrants to a lender. The exercise price of these warrants ranged from $0.41 to $0.65 per share.

In addition, in December 2003 the Company issued 150,000 in options to purchase common stock at $0.46 per share to two employees and retired 4,000 in options to purchase common stock at $1.67 per share of two employees who terminated their employment with the Company.

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE

To the Stockholders of

Primedex Health Systems, Inc.

Our report on the consolidated financial statements of Primedex Health Systems, Inc. and its affiliates, as of October 31, 2002 and 2003 and for the three years ended October 31, 2003, is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related accompanying financial statements Schedule II – Valuation and Qualifying Accounts for the years ended October 31, 2001, 2002, and 2003. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Moss Adams LLP

Los Angeles, California

February 2, 2004

S-1

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Year	Charged Against Income	Deductions from Reserves (a)	Balance at End of Year
Year ended October 31, 2003:
Accounts receivable-contractual allowances-current	$53,158,000	$261,594,000	$260,102,000	$54,650,000

Accounts receivable-bad debt allowances-current	$1,593,000	$4,578,000	$5,216,000	$955,000

Accounts receivable-contractual allowances-noncurrent	$4,271,000	$20,875,000	$20,785,000	$4,361,000

Accounts receivable-bad debt allowances-noncurrent	$128,000	$366,000	$418,000	$76,000

Year ended October 31, 2002:
Accounts receivable-contractual allowances-current	$48,746,000	$212,855,000	$208,443,000	$53,158,000

Accounts receivable-bad debt allowances-current	$1,132,000	$6,380,000	$5,919,000	$1,593,000

Accounts receivable-contractual allowances-noncurrent	$4,235,000	$17,099,000	$17,063,000	$4,271,000

Accounts receivable-bad debt allowances-noncurrent	$98,000	$512,000	$482,000	$128,000

Year ended October 31, 2001:
Accounts receivable-contractual allowances-current	$28,579,000	$152,537,000	$132,370,000	$48,746,000

Accounts receivable-bad debt allowances-current	$521,000	$3,544,000	$2,933,000	$1,132,000

Accounts receivable-contractual allowances-noncurrent	$2,960,000	$13,253,000	$11,978,000	$4,235,000

Accounts receivable-bad debt allowances-noncurrent	$54,000	$307,000	$263,000	$98,000

(a)	Deductions include sales and divestitures

S-2

Item 9.	Changes In and Disagreements with Accountants

Inapplicable.

Item 9a.	Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to each of our directors and executive officers as of January 20, 2004:

Name	Age	Director or Officer Since	Position
Howard G. Berger, M.D.*	59	1992	President, Treasurer, Chief Executive and Chief Financial Officer, and Director
Norman R. Hames	49	1996	Vice President, Secretary, Chief Operating Officer and Director
John V. Crues, III, M.D.*	54	2000	Vice President and Director
Jeffrey L. Linden	61	2001	Vice President and General Counsel

*	Member of the Stock Option Committee

The following is a brief description of the business experience of each director and executive officer during the past five years.

Howard G. Berger, M.D. has served as President, Chief Executive and Chief Financial Officer of our company and its predecessor entities since 1987. Dr. Berger is also the president of the entities that own BRMG. Dr. Berger has over 25 years of experience in the development and management of healthcare businesses. He began his career in medicine at the University of Illinois Medical School, is Board Certified in Nuclear Medicine and trained in an Internal Medicine residency, as well as in a masters program in medical physics in the University of California system.

Norman R. Hames has served as our Chief Operating Officer since 1996. Applying his 20 years of experience in the industry, Mr. Hames oversees all aspects of facility operations. His management team, comprised of regional directors, managers and sales managers, are responsible for responding to all of the day-to-day concerns of our facilities, patients, payors and referring physicians. Prior to joining our company, Mr. Hames was President and Chief Executive Officer of his own company, Diagnostic Imaging Services, Inc. (which we have acquired), which owned and operated 14 multi-modality imaging facilities throughout Southern California. Mr. Hames gained his initial experience in operating imaging centers for American Medical International, or AMI, and was responsible for the development of AMI’s single and multi-modality imaging centers.

John V. Crues, III, M.D. is a world-renowned radiologist. Dr. Crues plays a significant role as a musculoskeletal specialist for many of our patients as well as a resource for physicians providing services at our facilities. Dr. Crues received his M.D. at Harvard University, completed his internship at the University of Southern California in Internal Medicine, and completed a residency at Cedars-Sinai in Internal Medicine and Radiology. Dr. Crues has authored numerous publications while continuing to actively participate in radiological societies such as the Radiological Society of North America, American College of Radiology, California Radiological Society, International Society for Magnetic Resonance Medicine and the International Skeletal Society.

Jeffrey L. Linden joined us in 2001 as its Vice President and General Counsel. He is also associated with Cohen & Lord, a professional corporation, outside general counsel to us. Prior to joining us, Mr. Linden had been engaged in the private practice of law. He has lectured before numerous organizations on various topics, including the California State Bar, American Society of Therapeutic Radiation Oncologists, California Radiological Association, and National Radiology Business Managers Associations.

None of the directors serves as a director of any other corporation with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act. There are no family relationships among any of the officers and directors. Furthermore, none of the events described in Item 401(f) of Regulation S-K involve a director or officer during the past five years.

The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 2003, while the Board of Directors held numerous meetings, they took board action by unanimous written consent, which was done on six occasions. All directors participated in all such actions.

At present the Board of Directors acts as an Audit Committee, which reviews the results and scope of the audit and other services provided by our independent auditors, and as a Compensation Committee, which determines salaries and incentive compensation for our employees and consultants. We intend for such committees to be composed of independent directors at such time as we are able to locate qualified individuals willing and able to serve on our Board of Directors.

Howard G. Berger, M.D. is designated our “audit committee financial expert” under Item 401(h) of Regulation S-K under the Securities Act. Dr. Berger is not “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Director Compensation

None of the directors receives a fee for his services as a director.

Compensation Committee Interlocks and Insider Participation

During fiscal 2003 all executive compensation was determined by the then members of our Board of Directors, Howard G. Berger, M.D., Norman R. Hames and John V. Crues, III, M.D. In addition, no individual who served as an executive officer of our company during fiscal 2003, served during fiscal 2003, on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of the reports they file. Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, we believe that all our directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period November 1, 2002 through October 31, 2003.

Code of Ethics for Senior Financial Officers

Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics may be obtained at no charge by written request to our corporate secretary.

Item 11.	Executive Compensation

The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended October 31, 2003, 2002 and 2001, of (i) the person who served as our chief executive officer during the year ended October 31, 2003, and (ii) our three most highly compensated executive officers (other than the chief executive officer) serving as executive officers at October 31, 2003 (“Other Executive Officers”), and whose aggregate cash compensation exceeded $100,000 for the year ended October 31, 2003. We collectively refer to them as the “Named Executive Officers”:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year Ended 10/31	Salary($)	Bonus ($)	Other Annual Comp.($)[1]	Securities Underlying Options (#)[9]	Restricted Stock Awards($)	LTIP Pay-outs ($)	All Other Comp($)
Howard G. Berger, M.D., Chief Executive Officer and Chief Financial Officer	2003 2002 2001	$328,846[2] $375,000[3] $205,000[4]	—	—	—	—	—	—

Norman R. Hames, Vice President, Secretary and Chief Operating Officer	2003 2002 2001	$225,000 $225,000 $154,875	—	—	3,000,000 3,000,000 3,000,000	—	—	—

John V. Crues, III, M.D., Vice President	2003 2002 2001	$363,000[5] $350,000[6] $300,000[7]	—	—	500,000 500,000 800,000	—	—	—

Jeffrey L. Linden, Vice President and General Counsel	2003 2002 2001	$303,015[8] $350,000[8] $149,369[8]	—	—	1,572,275 1,367,365 1.367,365	—	—	—

[1]	The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than $50,000 or 10% of salary and bonus, the reporting thresholds established by the SEC.

[2]	Includes $300,000 received from BRMG (see “Employment Agreements”). Dr. Berger voluntarily reduced compensation payable by us in 2003 to assist with our liquidity.

[3]	Includes $300,000 received from BRMG (see “Employment Agreements”).

[4]	Includes $130,000 received from BRMG (see “Employment Agreements”).

[5]	Includes $200,000 received from BRMG.

[6]	Includes $175,000 received from BRMG.

[7]	Includes $150,000 received from BRMG.

[8]

Mr. Linden voluntarily reduced compensation payable by us in 2003 to assist with our liquidity. On June 1, 2001, Mr. Linden became our Vice President and General Counsel. Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $733,097 in fees from us during the year ended

October 31, 2003. Mr. Linden has specifically waived any interest in Company fees since becoming an officer of our company.

[9]	Shares of our common stock.

Option Grants in Last Fiscal Year

In fiscal 2003, we granted options to Jeffrey L. Linden but to no other executive officer. The following table provides information about that option grant and projects potential realizable gains at hypothetical assumed annual compound rates of appreciation.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Option Grants in 2003 Individual Grants		Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (1)
			Exercise Price	Expiration Date	5%	10%
Jeffrey L. Linden	300,000	100%	$0.19	7/1/05	$6,000	$12,000

[1]	These values are solely the mathematical results of hypothetical assumed appreciation of the market value of the underlying shares at an annual rate of 5% and 10% over the full term of the options, less the exercise price. Actual gains, if any, will depend on future stock market performance of the underlying stock, market factors and conditions, and optionee’s continued employment through the applicable vesting periods. We make no prediction as to the future value of these options or of the underlying stock, and these values are provided solely as examples required by the SEC rules.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

The following table provides information on option exercises in the year ended October 31, 2003 by the Named Executive Officers and the value of such officer’s unexercised options at October 31, 2003:

Name	Shares Acquired on Exercise (#)	Value Realized[1] ($)	Number of Shares Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the Money Options at Fiscal Year End ($)[1]
			Exercisable	Unexercisable	Exercisable	Unexercisable
Norman R. Hames	—	—	3,000,000	-0-	-0-	-0-
John V. Crues III, M.D.	2,500	$225	500,000	-0-	$60,000	-0-
Jeffrey L. Linden	95,000	$18,050	1,572,275	-0-	$151,500	-0-

[1]	Based on the closing price reported on the OTC Bulletin Board for the common stock on October 31, 2003, $0.49 per share.

Employment Agreements

BRMG entered into a Management Consulting Agreement with Howard G. Berger, M.D. as of January 1, 1994. The Agreement automatically renews annually unless either party delivers notice of non-renewal to the other party no less than 90 days prior to the scheduled termination date. Dr. Berger serves as the manager of BRMG and the chief executive for BRMG’s partnerships, and receives compensation for his services from BRMG equal to $300,000 per year. Dr. Berger’s duties include the direction of day-to-day activities of BRMG, supervision of personnel, and the implementation of policies and plans appropriate to carry out the operational, financial and business objectives of BRMG. Under this agreement, if we terminate his employment for cause, he will be entitled to compensation equal to one year’s base salary. If Dr. Berger terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by BRMG without cause, BRMG shall pay to Dr. Berger an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for five years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Dr. Berger’s employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby BRMG would not be the surviving entity of such transaction, and Dr. Berger holds the right to terminate this agreement upon 60 days notice in the event of any such transaction.

John V. Crues, III, M.D. entered into a renewable one-year employment agreement dated as of January 15, 1996 with each of us and BRMG which requires him to devote one-half of his time to each entity in exchange for annual combined remuneration of $250,000. Dr. Crues’ duties for us include information management systems for radiology practices, imaging facility network development and network marketing and management, utilization management, utilization review, all forms of provider and payor contracts and physician interaction. For BRMG, Dr. Crues’ duties include diagnostic imaging, professional physician services, utilization management, utilization review, all forms of provider and payor contracts and physician interaction, some of which require a license to practice medicine.

On April 16, 2001, we entered into a five-year employment agreement with Jeffrey L. Linden for Mr. Linden to serve as vice president and general counsel. The agreement provides for annual compensation of $350,000, together with the option to purchase 1,000,000 shares of our common stock at a price of $0.43 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed), exercisable throughout his employment, or by June 1, 2006 if Mr. Linden’s employment is terminated. The agreement also extended Mr. Linden’s ability to exercise 145,000 options previously held by him through May 31, 2006. Under this agreement, if we terminate Mr. Linden’s employment for cause, he will be entitled to compensation equal to one year’s base salary. If Mr. Linden terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by us without cause, we shall pay Mr. Linden an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for five years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Mr. Linden’s employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby we would not be the surviving entity of such transaction, and Mr. Linden holds the right to terminate this agreement upon 60 days notice in the event of any such transaction. If Mr. Linden’s employment is terminated in connection with any such transaction he shall be entitled to the same compensation he would have received if his employment had been terminated by us without cause.

On May 1, 2001, we entered into a three year employment agreement with Norman R. Hames. Pursuant to the agreement Mr. Hames agreed to continue his employment with us as our vice president and chief operations officer. The agreement provides for Mr. Hames to receive annual compensation of $225,000. Additionally, in consideration of his entry into the agreement Mr. Hames received the option to purchase 3,000,000 shares of our common stock at a price of $0.55 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed) exercisable throughout his employment, or by May 1, 2006 if Mr. Hames’ employment is terminated. We also agreed to provide a cash bonus to Mr. Hames of $0.20 for each share that he exercises under the options, up to a maximum of $600,000. Under this agreement, if we terminate his employment for cause, he will be entitled to compensation equal to one year’s base salary. If Mr. Hames terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by us without cause, we shall pay Mr. Hames an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for three years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Mr. Hames’ employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby we would not be the surviving entity of such transaction.

Stock Incentive Plans

We have two stock incentive plans: our 2000 Long-Term Incentive Plan and our Incentive Stock Option Plan.

We have reserved 2,000,000 shares of common stock for issuance under our 2000 Long-Term Incentive Plan, or the 2000 Plan. The material features of the 2000 Plan are as follows:

Administration. The 2000 Plan is presently administered by our Board of Directors, but upon our locating non-employee directors who have the requisite qualifications will then be administered by a compensation committee appointed by the Board which will consist of two or more non-employee Directors. Subject to the terms of the 2000 Plan, the Board, and the compensation committee, if established, has full authority to administer the 2000 Plan in all respects, including: (i) selecting the individuals who are to receive awards under the 2000 Plan; (ii) determining the specific form of any award; and (iii) setting the specific terms and conditions of each award. Our senior legal and human resources representatives are also authorized to take ministerial actions as necessary to implement the 2000 Plan and awards issued under the 2000 Plan.

Eligibility. Employees, directors and other individuals who provide services to us, our affiliates and subsidiaries who, in the opinion of the Board, or the compensation committee, if applicable, are in a position to make a significant contribution to our success or the success of our affiliates and subsidiaries are eligible for awards under the 2000 Plan.

Amount of Awards. The value of shares or other awards to be granted to any recipient under the 2000 Plan are not presently determinable. However, the 2000 Plan restricts the number of shares and the value of awards not based on shares which may be granted to any individual during a calendar year or performance period. In order to facilitate our compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, which deals with the deductibility of compensation for any of the chief executive officer and the four other most highly-paid executive officers, the 2000 Plan limits to 500,000 the number of shares for which options, stock appreciation rights or other stock awards may be granted to an individual in a calendar year and limits to $1,000,000 the value of non-stock-based awards that may be paid to an individual with respect to a performance period. These restrictions were adopted by the Board of Directors as a means of complying with Code Section 162(m) and are not indicative of historical or contemplated awards made or to be made to any individual under the 2000 Plan.

Stock Options. The 2000 Plan authorizes the grant of options to purchase shares of common stock, including options to employees intended to qualify as incentive stock options within the meaning of Section 422 of the Code, as well as non-statutory options. The term of each option will not exceed ten years and each option will be exercisable at a price per share not less than 100% of the fair market value of a share of common stock on the date of the grant. Generally, optionees will pay the exercise price of an option in cash or by check, although the Board, and the compensation committee, if established, may permit other forms of payment including payment through the delivery of shares of common stock. Options granted under the 2000 Plan are generally not transferable, except at death or as gifts to certain Family Members, as defined in the 2000 Plan. At the time of grant or thereafter, the Board, and the compensation committee, if established, may determine the conditions under which stock options vest and remain exercisable.

Unless otherwise determined by the Board, and the compensation committee, if established, unexercised options will terminate if the holder ceases for any reason to be associated with us, our affiliates and subsidiaries. Options generally remain exercisable for a specified period following termination for reasons other than for Cause, as defined in the 2000 Plan, particularly in circumstances of death, Disability and Retirement, as defined in the 2000 Plan. In the event of a Change in Control or Covered Transaction, as defined in the Incentive 2000 Plan, of our company, options become immediately exercisable and/or are converted into options for securities of the surviving party as determined by the Board, and the compensation committee, if established.

Other Awards. The Board, and the compensation committee, if established, may grant stock appreciation rights which pay, in cash or common stock, an amount generally equal to the difference between the fair market values of the common stock at the time of exercise of the right and at the time of grant of the right. In addition, the Board, and the compensation committee, if established, may grant awards of shares of common stock at a purchase price less than fair market value at the date of issuance, including zero. A recipient’s right to retain these shares may be subject to conditions established by the Board, and the compensation committee, if established, if any, such as the performance of services for a specified period or the achievement of individual or company performance targets. The Board, and the compensation committee, if established, may also issue shares of common stock or authorize cash or other payments under the 2000 Plan in recognition of the achievement of certain performance objectives or in connection with annual bonus arrangements.

Performance Criteria. The Board, and the compensation committee, if established, may condition the exercisability, vesting or full enjoyment of an award on specified Performance Criteria. For purposes of Performance Awards, as defined in the 2000 Plan, that are intended to qualify for the performance-based compensation exception under Code Section 162(m), Performance Criteria means an objectively determinable measure of performance relating to any of the following as specified by the Board, and the compensation committee, if established, determined either on a consolidated basis or, as the context permits, on a divisional, subsidiary, line of business, project or geographical basis or in combinations thereof: (i) sales; revenue; assets; liabilities; costs; expenses; earnings before or after deduction for all or any portion of interest, taxes, depreciation, amortization or other items, whether or not on a continuing operations or an aggregate or per share basis; return on equity, investment, capital or assets; one or more operating ratios; borrowing levels, leverage ratios or credit rating; market share; capital expenditures; cash flow; working capital requirements; stock price; stockholder return; sales, contribution or gross margin, of particular products or services; particular operating or financial ratios; customer acquisition, expansion and retention; or any combination of the foregoing; or (ii) acquisitions and divestitures, in whole or in part; joint ventures and strategic alliances; spin-offs, split-ups and the like; reorganizations; recapitalizations, restructurings, financings of debt or equity and refinancings; transactions that would constitute a change of control; or any combination of the foregoing. Performance Criteria measures and targets determined by the Board, and the compensation committee, if established, need not be based upon an increase, a positive or improved result or avoidance of loss.

Amendments. The Board, and the compensation committee, if established, may amend the 2000 Plan or any outstanding award for any purpose permitted by law, or may at any time terminate the

2000 Plan as to future grants of awards. The Board, and the compensation committee, if established, may not, however, increase the maximum number of shares of common stock issuable under the 2000 Plan or change the description of the individuals eligible to receive awards. In addition, no termination of or amendment to the 2000 Plan may adversely affect the rights of a participant with respect to any award previously granted under the 2000 Plan without the participant’s consent, unless the compensation committee expressly reserves the right to do so in writing at the time the award is made. To the extent the Board, and the compensation committee, if established, desires the 2000 Plan to qualify under the Code, certain amendments may require stockholder approval.

Our stockholders have adopted our Incentive Stock Option Plan, or the Incentive Plan. The Incentive Plan is designed to qualify as an “incentive stock option plan” under Section 422A of the Code. Under the Incentive Plan, options to purchase up to 1,600,000 shares of common stock were authorized for grant to key employees, including officers and directors. A committee of three directors appointed by the Board of Directors administers the Incentive Plan and designates the optionees, the number of shares subject to the options, and the terms and conditions of each option.

In May 1992, our Board of Directors authorized amendments to the Incentive Plan, subject to stockholder approval, increasing the number of shares reserved under the Incentive Plan to 2,000,000 shares of our common stock and amending the Incentive Plan in accordance with changes adopted in 1986 to the Code. These proposed amendments to the Incentive Plan were adopted by stockholders at the annual meeting of stockholders held on November 17, 1992.

Under the Incentive Plan, as amended, except for options granted to holders of 10% or more of our outstanding stock, the exercise price of an option must be at least 100% of the fair market value of the common stock on the effective date of grant. Options granted under the Incentive Plan to stockholders possessing more than 10% of our outstanding stock must be at an exercise price equal to not less than 110% of such fair market value. We are not issuing any additional options under the Incentive Plan because the Incentive Plan terminated in 2002. All options granted must be exercised within 10 years of date of grant. The aggregate fair market value of our common stock with respect to which options are exercisable for the first time by a grantee under the Incentive Plan during any calendar year may not exceed $100,000. Options must be exercised by an optionee, if at all, within three months after the termination of such optionee’s employment for any reason other than for cause, and within one year after termination of employment due to death or permanent disability, unless by its terms the option expires sooner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 15, 2004, by (i) each holder known by us to beneficially own more than five percent of the outstanding common stock and (ii) each of our directors and executive officers. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of our common stock outstanding at such date and all shares of common stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned[1]	Percent of Class
Howard G. Berger, M.D.*	13,131,400[2]	22.0%
John V. Crues, III, M.D.*	1,493,875[3]	2.5%
Norman R. Hames*	3,000,000[4]	5.0%
Jeffrey L. Linden*	1,667,275[5]	2.8%
All directors and executive officers as a group (four persons)	19,292,550[6]	32.3%

*	The address of all of our officers and directors is c/o Primedex, 1510 Cotner Avenue, Los Angeles, California 90025.

[1]	Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

[2]	Includes 116,400 shares issuable upon conversion of our outstanding convertible debentures convertible at $2.50 per share. As a result of his stock ownership and his positions as president and a director of our company, Howard G. Berger, M.D. may be deemed to be a controlling person of our company.

[3]	Includes options for 1,000,000 shares exercisable between $0.40 and $0.46 per share.

[4]	Represents warrants exercisable at $0.55 per share.

[5]	Includes 1,572,275 options and warrants exercisable at prices between $0.43 and $0.60 per share.

[6]	See the above footnotes. Includes 13,487,475 shares owned of record and 5,805,075 shares issuable upon exercise of presently exercisable options, warrants and convertible debentures.

Item 13.	Certain Relationships and Related Transactions

Howard G. Berger, M.D. owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us (and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities). Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 74% for fiscal 2003, is adjusted annually to ensure that the parties receive the fair value for the services they render. The annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger’s compensation, fees payable to us and amounts payable to third parties. In fiscal 2003, Dr. Berger received a salary of $281,847 from BRMG. See “Business – Radiology Professionals.”

Dr. Berger has personally guaranteed $10.0 million of BRMG’s working capital facility. At October 31, 2003, there was $1,005,483 outstanding under this working capital facility. In addition, Dr. Berger and his wife each have guaranteed $1,000,000 of our obligations to DVI and specified affiliates of DVI.

On August 27, 2003, Dr. Berger advanced to us $1.0 million which we transferred to BRMG, which in turn used these funds to reduce outstanding borrowings under its credit facility. The advance bears interest at the same rate paid by BRMG to its lender under its working capital facility and is due on demand. At October 31, 2003, $1,005,483 was outstanding, including accrued interest at a rate of 6.58% per annum.

We maintain a $5.0 million key-man life insurance policy on the life of Dr. Berger. We are the beneficiary under the policy.

Historically, BRMG has regularly advanced to us the funds that it drew under its working capital facility, which we used for our own working capital purposes. We repaid or offset these advances with periodic payments from BRMG to us under the management agreement. We guaranteed BRMG’s obligations under this working capital facility. Because under current GAAP principles we are required to include BRMG as a consolidated entity in our consolidated financial statements, any borrowings or advances we have received from or made to BRMG are not reflected in our consolidated balance sheets.

On August 1, 1996, we acquired from Norman Hames (not then an officer or director of our company) all of his common stock and warrants to purchase shares of common stock of Diagnostic Imaging Services, Inc., a Delaware corporation, or DIS, which then represented 21.6% of the outstanding shares of that entity in exchange for five year warrants to purchase 3,000,000 shares of our common stock at $0.60 per share, as well as a 6.58% note having a principal balance at October 31, 2003 of $1,058,000, payable interest only annually and due on June 30, 2004. The warrant expired unexercised. Pursuant to his May 1, 2001 employment agreement, we granted to him a new warrant, which expires on May 1, 2006, to purchase 3,000,000 shares at $0.55 per share plus a bonus to purchase $600,000 of shares at $0.20 per share at the time he exercises the warrant.

At October 31, 2003, we owed Jeffrey L. Linden $104,992 in connection with our acquisition of his interest in DIS. The obligation accrues interest at the rate of 6.58% per annum and is due July 1, 2005. In the acquisition transaction, we issued to Mr. Linden warrants to purchase 197,365 shares of common stock at a price of $0.60 per share expiring June 30, 2004. In addition, in connection with an agreement to extend our obligation to Mr. Linden until July 1, 2005, we issued to him warrants to purchase 300,000 shares of common stock at a price of $0.19 per share expiring July 1, 2005.

Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $733,097 in fees from us during the year ended October 31, 2003. Mr. Linden has specifically waived any interest in company fees since becoming an officer of our company.

Item 14.	Principal Accountant Fees and Services.

Not applicable.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements – The following financial statements are filed herewith:

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit	Incorporated by Reference to

3.1.1	Certificate of Incorporation as amended	(A)

3.1.2	November 17, 1992 amendment to the Certificate of Incorporation	(A)

3.1.3	December 27, 2000 amendment to the Certificate of Incorporation	(E)

3.2	By-laws	(A)

4.1	Form of Common Stock Certificate	(AA)

4.2	Form of Supplemental Indenture between Registrant and American Stock Transfer and Trust Company as Incorporated by Indenture Trustee with respect to the 11.5% Series A Convertible Subordinated Debentures due 2008	(B)

4.3	Form of 11.5% Series A Convertible Subordinated Debenture Due 2008 [Included in Exhibit 4.2]	(B)

10.1	Employment Agreement dated as of June 12, 1992 between RadNet and Howard G. Berger.	(C)

10.6	Securities Purchase Agreement dated March 22, 1996, between the Company and Diagnostic Imaging Services, Inc.	(D)

10.7	Stockholders Agreement by and among the Company, Diagnostic Imaging Services, Inc. and Norman Hames	(D)

10.8	Securities Purchase Agreement dated June 18, 1996 between the Company and Norman Hames	(D)

10.10	DVI Securities Purchase Agreement	(E)

10.11	General Electric Note Purchase Agreement	(E)

10.12	Securities Purchase Agreement between the Company and Howard G. Berger, M.D.	(E)

10.13	2000 Long-Term Incentive Plan	(F)

10.14	Employment Agreement dated April 16, 2001, with Jeffrey L. Linden	(G)

10.15	Employment Agreement with Norman R. Hames dated May 1, 2001	(G)

10.16	Amended and Restated Management Agreement with Beverly Radiology Medical Group III dated as of January 1, 2004	(H)

10.17	Code of Financial Ethics	(H)

10.18	Incentive Stock Option Plan	(H)

23	Consent of Independent Public Accountants	(H)

31	CEO/CFO Certification pursuant to Section 302	(H)

32	CEO/CFO Certification pursuant to Section 906	(H)

(A)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 [File No. 33-51870].

(AA)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-3 [File 33-73150].

(B)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form T-3 [File No. 022-28703].

(C)	Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992.

(D)	Incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 1996.

(E)	Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2000.

(F)	Incorporated by reference to exhibit filed with Registrant’s Form 10-Q for the quarter ended January 31, 2000.

(G)	Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2001.

(H)	Filed herewith.

21	Subsidiaries	Registrant’s Percentage Ownership	State of Incorporation
	RadNet Management, Inc.	100%	California
	RadNet Managed Imaging Services, Inc.	100%	California
	Diagnostic Imaging Services, Inc.	91%	Delaware
	Primedex Corporation	100%	California
	Radnet Heartcheck Management, Inc.	100%	California
	Radnet Management I, Inc.	100%	California
	Radnet Management II, Inc.	100%	California
	Radnet Sub, Inc.	100%	California
	SoCal MR Site Management, Inc.	100%	California
	Burbank Advanced Imaging Center, LLC	75%	California
	Rancho Bernardo Advanced Imaging Center, LLC	75%	California

Reports on Form 8-K During the quarter ended October 31, 2003, the Registrant filed three reports (September 5, October 9 and October 30, 2003) containing information under Item 5, each of which dealt with the Registrant’s Chapter 11 Plan of Reorganization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEDEX HEALTH SYSTEMS, INC.

Date: February 2, 2004	/s/ HOWARD G. BERGER, M.D.

Howard G. Berger, M.D., President, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By	/s/ HOWARD G. BERGER, M.D.

Howard G. Berger, M.D., Director

Date:	February 2, 2004

By	/s/ JOHN V. CRUES, III, M.D.

John V. Crues, III, M.D., Director

Date:	February 2, 2004

By	/s/ NORMAN R. HAMES

Norman R. Hames, Director

Date:	February 2, 2004