Form 10-Q
period 2004-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2004-03-15
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-19019

PRIMEDEX HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in charter)

New York	13-3326724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 Cotner Avenue Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

(310) 478-7808

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s common stock as of March 5, 2004 was 41,106,813 (excluding treasury shares).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	January 31, 2004	October 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,000	$30,000
Accounts receivable, net	24,370,000	25,472,000
Unbilled receivables and other receivables	581,000	180,000
Other	1,856,000	2,092,000

Total current assets	26,808,000	27,774,000

PROPERTY AND EQUIPMENT, NET	84,259,000	81,886,000

OTHER ASSETS
Accounts receivable, net	1,945,000	2,033,000
Goodwill	23,064,000	23,064,000
Deferred income taxes	5,235,000	5,235,000
Trade name and other	2,136,000	2,043,000

Total other assets	32,380,000	32,375,000

Total assets	$143,447,000	$142,035,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Cash disbursements in transit	$2,127,000	$2,853,000
Accounts payable and accrued expenses	21,956,000	24,462,000
Notes payable to related party	2,085,000	2,069,000
Current portion of notes and leases payable	50,067,000	43,005,000

Total current liabilities	76,235,000	72,389,000

LONG-TERM LIABILITIES
Subordinated debentures payable	16,215,000	16,215,000
Notes payable to related party	100,000	100,000
Notes and leases payable, net of current portion	103,471,000	104,360,000
Accrued expenses	1,073,000	1,421,000

Total long-term liabilities	120,859,000	122,096,000

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	638,000	637,000

STOCKHOLDERS’ DEFICIT	(54,285,000)	(53,087,000)

Total liabilities and stockholders’ deficit	$143,447,000	$142,035,000

The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED JANUARY 31,	2004	2003
NET REVENUE	$34,047,000	$34,381,000
OPERATING EXPENSES
Operating expenses	25,463,000	25,913,000
Depreciation and amortization	4,365,000	4,215,000
Provision for bad debts	1,258,000	1,871,000

Total operating expenses	31,086,000	31,999,000

INCOME FROM OPERATIONS	2,961,000	2,382,000
OTHER EXPENSE (INCOME)
Interest expense	4,237,000	4,609,000
Other income	(37,000)	(94,000)
Other expense	65,000	—

Total other expense	4,265,000	4,515,000

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATION	(1,304,000)	(2,133,000)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES	(1,000)	(5,000)

LOSS FROM CONTINUING OPERATIONS	(1,305,000)	(2,138,000)
INCOME FROM DISCONTINUED OPERATION	—	142,000

NET LOSS	$(1,305,000)	$(1,996,000)

BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations	$(.03)	$(.05)
Income from discontinued operation	—	—

BASIC AND DILUTED NET LOSS PER SHARE	$(.03)	$(.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	41,106,813	41,053,234

The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED JANUARY 31, 2004

	Common Stock $.01 par value, 100,000,000 shares authorized		Paid-in	Treasury Stock, at cost		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
BALANCE—OCTOBER 31, 2003	42,931,813	$430,000	$100,428,000	(1,825,000)	$(695,000)	$(153,250,000)	$(53,087,000)
Issuance of warrant	—	—	107,000	—	—	—	107,000
Net loss	—	—	—	—	—	(1,305,000)	(1,305,000)

BALANCE—JANUARY 31, 2004 (Unaudited)	42,931,813	$430,000	$100,535,000	(1,825,000)	$(695,000)	$(154,555,000)	$(54,285,000)

The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED JANUARY 31,	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,425,000	$4,475,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(710,000)	(1,684,000)

Net cash used by investing activities	(710,000)	(1,684,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(3,975,000)	(6,546,000)
Borrowings on lines of credit	1,231,000	4,040,000
Proceeds from issuance of convertible subordinated note payable	1,000,000	—
Proceeds from issuance of common stock	—	29,000
Joint venture distributions	—	(300,000)

Net cash used by financing activities	(1,744,000)	(2,777,000)

NET INCREASE (DECREASE) IN CASH	(29,000)	14,000
CASH, beginning of period	30,000	36,000

CASH, end of period	$1,000	$50,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,535,000	$4,232,000

Supplemental Non-Cash Investing and Financing Activities

During the three months ended January 31, 2004, we converted equipment operating leases into capital leases and capitalized equipment of $5,971,000. During the three months ended January 31, 2003, we entered into capital leases or financed equipment through notes payable for $6,543,000.

The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The consolidated financial statements of Primedex include the accounts of Primedex, its wholly owned direct subsidiary, Radnet Management, Inc., or Radnet, and Beverly Radiology Medical Group III, or BRMG, which is a partnership of professional corporations, all collectively referred to as the Company, or we. The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., and SoCal MR Site Management, Inc., all wholly owned subsidiaries of Radnet; Burbank Advanced LLC, Diagnostic Imaging Services, Inc., or DIS, and Rancho Bernardo Advanced LLC, which are majority controlled subsidiaries of Radnet. Interests of minority shareholders are separately disclosed in the consolidated balance sheets and consolidated statements of operations of the Company.

The operations of BRMG are consolidated with those of the Company as a result of the contractual and operational relationship among BRMG, the Company and Howard G. Berger, M.D. The Company is considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force, or EITF, 97-2. Medical services and supervision at most of the Company’s imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is a partnership of and consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, Inc., both of which are 99%-owned by Dr. Berger. Radnet and DIS provide non-medical, or technical, and administrative services to BRMG for which they receive a management fee.

Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Westchester Imaging Group, formerly a 50% owned entity, was consolidated with the Company based upon the criteria in EITF 97-2. Westchester Imaging Group, which was sold in March 2003, is reflected as a discontinued operation in the Company’s consolidated statements of operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended January 31, 2004 and 2003 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2003.

NOTE 2—FINANCIAL CONDITION

Liquidity and Capital Resources

We had a working capital deficit of $49.4 million at January 31, 2004 compared to a $44.6 million deficit at October 31, 2003, and had losses from continuing operations of $1.3 million and $2.1 million during the three months ended January 31, 2004 and 2003, respectively. We also had a stockholders’ deficit of $54.3 million at January 31, 2004 compared to a $53.1 million deficit at October 31, 2003.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and other contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit with an affiliate of General Electric Corporation, or GE, and an affiliate of DVI Financial Services, Inc., or DVI. We classify these lines of credit as current liabilities primarily because they are collateralized by accounts receivable and the eligible borrowing bases are classified as current assets. We finance the acquisition of equipment through capital and operating leases.

During the first quarter of fiscal 2004, we took actions to continue to fund our obligations. Some of our plans to provide the necessary working capital in the future are summarized below:

BRMG and our GE affiliate lender are parties to a credit facility under which BRMG may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months’ cash collections, or $14.5 million. At any time, BRMG may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Under our management agreement with BRMG, BRMG regularly advances to us draws that it makes under the line. In February 2004, the maturity date of the facility was extended from February 29, 2004 to March 31, 2004. We and BRMG are currently negotiating with General Electric Capital Corporation, or GECC, on a new credit facility which, if successfully completed, will consolidate all of our and BRMG’s lines of credit into one facility. Interest on outstanding borrowings is payable monthly at the greater of 8.0% or the lender’s prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At January 31, 2004, BRMG had approximately $11.7 million outstanding under this line. The GE affiliate lender holds a first lien on substantially all of BRMG’s assets. Dr. Berger, our CEO, President and a major shareholder, has personally guaranteed $10.0 million of the line, and we have guaranteed the full amount of BRMG’s obligations under the line.

Beginning in April 2003, an affiliate of GE began making short-term working capital loans to us in the amount of $0.2 million per month for nine months. These loans have now been fully funded by our lender. The loans are represented by five-year notes that accrue interest at 9.0% per annum, with the first interest payment for all nine notes paid in January 2004.

We also have a line of credit with an affiliate of DVI, under which we may borrow the lesser of 110% of eligible accounts receivable or $5.0 million. Interest on the outstanding balance is payable monthly at our lender’s prime rate plus 1.0%. At January 31, 2004, we had approximately $4.5 million outstanding under this line. This line of credit is available to us on a month-to-month basis and is collateralized by approximately 80% of the eligible accounts receivable from our Beverly Hills facilities, or the Tower facilities. On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. Since its bankruptcy filing, the DVI affiliate has continued to provide funding to us on the same terms and conditions as prior to the bankruptcy filing.

Both of our working capital lenders’ prime rates at January 31, 2004 were 4.0%. As of January 31, 2004, the total funds available for borrowing under the two lines in accordance with the borrowing base formulas was approximately $2.8 million.

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder’s option anytime after June 19, 2004 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

At January 31, 2004, we had an aggregate of $64.5 million in outstanding capital lease obligations which included the conversion of $6.0 million of operating leases into capital leases in November 2003.

DVI Credit Restructuring. At January 31, 2004, we had approximately $79.9 million of debt outstanding under various contracts and financing arrangements comprised of equipment notes and capital leases with DVI and some of its affiliates. During fiscal 2003, we restructured some of these credit arrangements. In May 2003, we restructured 16 of our notes payable to DVI to reduce our monthly payments by approximately $210,000 per month through January 2004. Beginning February 2004, the monthly payments increased to approximately $350,000 per month, an increase of $16,000 per month over historical payment levels. The resulting cash flow deferrals between May 2003 and April 2004 total approximately $1.1 million. The restructured notes bear interest at rates ranging from 8.5% to 10.5% and have terms ranging from 45 to 71 months, with six notes payable having balloon payments ranging from $20,000 to $160,000 due in January 2009.

On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. We have an agreement in principle to repay our debt outstanding under equipment notes and capital leases to DVI, which was approximately $79.9 million at January 31, 2004, for approximately $68.7 million, and we are currently negotiating the definitive terms of the repayment with all of the interested parties. This agreement is conditioned upon the receipt of waivers from vendors who have made claims on account of DVI’s failure to fund equipment purchases, which it had contracted to do.

During the first three months of fiscal 2004, we began negotiations with DVI concerning the restructuring of our outstanding notes payable and capital leases with DVI. During this period, both parties agreed that monthly scheduled principal payments would cease. Interest continues to accrue on outstanding principal balances due while a settlement is negotiated. During the three months ended January 31, 2004 and 2003, accrued interest on notes payable and capital leases with DVI was $1.5 million and $0.2 million, respectively.

In addition to these measures, we continue to work with our existing lenders to negotiate more favorable terms and pursue other sources of long-term financing to improve our liquidity and increase cash flows. These sources may include, among others, public or private offerings of debt or equity securities. However, it is impossible to predict with certainty whether we will be able to complete any such transactions, or if so, what the terms of any such transactions would be.

Our business strategy with regard to operations will focus on the following:

•	Maximizing performance at our existing facilities;

•	Focusing on profitable contracting;

•	Expanding MRI and CT applications;

•	Optimizing operating efficiencies; and

•	Expanding our networks.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. If we do not refinance or further restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital, we will not have sufficient cash flow from operations to satisfy our existing debt and other contractual obligations. Although we have historically been successful in refinancing and restructuring the terms of our debt with our principal lenders, we cannot predict whether any such refinancing or restructuring will be possible or that we will be able to sell any assets on acceptable terms or otherwise. Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in fiscal 2004.

NOTE 3—ACCOUNTING POLICIES

Net Revenue

The following table summarizes net revenue for the three months ended January 31, 2004 and 2003:

	2004	2003
Net patient service	$24,949,000	$26,308,000
Capitation	9,098,000	8,073,000

Net revenue	$34,047,000	$34,381,000

Accounts receivable as of January 31, 2004 are presented net of allowances of approximately $52.8 million, of which $48.9 million is included in current and $3.9 million is included in noncurrent. Accounts receivable as of October 31, 2003 are presented net of allowances of approximately $60.0 million, of which $55.6 million is included in current and $4.4 million is included in noncurrent.

Stock Options

We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for the issuance of stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation.

Three Months Ended January 31,	2004	2003
Net loss as reported	$(1,305,000)	$(1,996,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	(54,000)	(2,000)

Pro forma net loss	$(1,359,000)	$(1,998,000)

Loss per share:
Basic and diluted loss per share—as reported	$(.03)	$(.05)

Basic and diluted loss per share—pro forma	$(.03)	$(.05)

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

January 31,	Risk-free interest rate	Expected life	Expected volatility	Expected dividends
2004	3.00%	5 years	31.60%	—
2003	3.00%	5 years	121.88%	—

Reclassifications

Certain amounts in the 2003 interim financial statements have been reclassified to conform to the current period presentation. These reclassifications have no impact on the reported net loss.

NOTE 4—SALES AND CLOSURES

In March 2003, we sold our 50% share of Westchester Imaging Group for $3.0 million. Net revenue and net income for Westchester for the three months ended January 31, 2003 was $1.4 million and $0.1 million, respectively.

In July 2003, we closed our La Habra facility. Net revenue and net loss for La Habra for the three months ended January 31, 2003 was $0.2 million and $17,000, respectively.

NOTE 5—CAPITAL TRANSACTIONS

In December 2003, we issued warrants to purchase 150,000 shares to two employees at $0.46 per share and retired warrants to purchase 4,000 shares at $1.67 per share upon two employee terminations.

During the three months ended January 31, 2004, we issued 2,600,000 warrants to seven physicians of BRMG, with the individual grants ranging from 50,000 to 1,500,000. The warrants have exercise prices ranging from $0.41 to $0.70 per share.

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder’s option anytime after June 19, 2004 at $0.50 per share. As additional consideration for the financing, we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share and an expiration date of December 19, 2010. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

NOTE 6—SUBSEQUENT EVENTS

On February 17, 2004, we filed a certificate of merger with the Delaware Secretary of State to acquire the balance of our 91% owned subsidiary, DIS, that we did not previously own. Pursuant to the terms of the merger, we are obligated to pay each stockholder of DIS, other than Primedex, $0.05 per share or approximately $60,000 in the aggregate. We believe the price per share represents the value of the minority interest. Stockholders have a right to contest the price by exercising their appraisal rights at any time through March 15, 2004.

Effective March 1, 2004, we granted to one officer a warrant to purchase 500,000 shares of common stock at $0.60 per share. Effective March 1, 2004, we also granted warrants to purchase 50,000 shares of common stock at $0.60 per share to two directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Twenty-five of our facilities are multi-modality sites, offering various combinations of magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy services. Thirty of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities to help accommodate overflow in targeted demographic areas.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated by the following table:

	Percentage of Net Revenue
Payor Type	January 31, 2004	January 31, 2003
Insurance[1]	39%	40%
Managed Care Capitated Payors	27	23
Medicare/Medi-Cal	14	15
Other[2]	14	14
Worker’s Compensation/Personal Injury	6	8

[1]	Includes Blue Cross/Blue Shield, which represented 12% of our net revenue for the three months ended January 31, 2004 and 2003.
[2]	Includes co-payments, direct patient payments through contracts with physician groups and other non-insurance company payors.

Our eligibility to provide services in response to a referral often depends on the existence of a contractual arrangement between us or the radiologists providing the professional medical services and the referred patient’s insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the three months ended January 31, 2004 or 2003. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

The principal components of our fixed operating expenses, excluding depreciation, include professional fees paid to radiologists, except those radiologists who are paid based on a percentage of revenue, compensation paid to technologists and other facility employees, and expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers’ compensation and employee medical. The principal components of our variable operating expenses include expenses related to equipment maintenance, medical supplies, marketing, business development and corporate overhead. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system can significantly improve our margins, while lower scan volume can result in significantly lower margins.

Beverly Radiology Medical Group III, or BRMG, strives to maintain qualified radiologists while minimizing turnover and salary increases and avoiding the use of outside staffing agencies, which are considerably more expensive and less efficient. In recent years, there has been a shortage of qualified radiologists and technologists in some of the regional markets we serve. As turnover occurs, competition in recruiting radiologists and technologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists and technologists without the use of outside staffing agencies. At times, this has resulted in increased costs for us.

Our Relationship with BRMG

Howard G. Berger, M.D. is our President and Chief Executive Officer, is the chairman of our Board of Directors, and owns approximately 30% of Primedex’s outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than providing such services directly or through subsidiaries, in order to comply with California’s corporate practice of medicine doctrine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 74% for the first quarter of fiscal 2004 and the first quarter of fiscal 2003, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger’s compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG finances these receivables under a working capital facility with an affiliate of GE and regularly advances to us the funds that it draws under this working capital facility, which we use for our own working capital purposes. We repay or offset these advances with periodic payments from BRMG to us under the management agreement. We guarantee BRMG’s obligations under this working capital facility.

As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our financial statements.

Financial Condition

Liquidity and Capital Resources

We had a working capital deficit of $49.4 million at January 31, 2004 compared to a $44.6 million deficit at October 31, 2003, and had losses from continuing operations of $1.3 million and $2.1 million during the three months ended January 31, 2004 and 2003, respectively. We also had a stockholders’ deficit of $54.3 million at January 31, 2004 compared to a $53.1 million deficit at October 31, 2003.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and other contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit with an affiliate of General Electric Corporation, or GE, and an affiliate of DVI Financial Services, Inc., or DVI. We classify these lines of credit as current liabilities primarily because they are collateralized by accounts receivable and the eligible borrowing bases are classified as current assets. We finance the acquisition of equipment through capital and operating leases.

During fiscal 2003 and the first quarter of fiscal 2004, we took actions to continue to fund our obligations. Some of our plans to provide the necessary working capital in the future are summarized below:

BRMG and our GE affiliate lender are parties to a credit facility under which BRMG may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months’ cash collections, or $14.5 million. At any time, BRMG may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Under our management agreement with BRMG, BRMG regularly advances to us draws that it makes under the line. In February 2004, the maturity date of the facility was extended from February 29, 2004 to March 31, 2004. We and BRMG are currently negotiating with General Electric Capital Corporation, or GECC, on a new credit facility which, if successfully completed, will consolidate all of our and BRMG’s lines of credit into one facility. Interest on outstanding borrowings is payable monthly at the greater of 8.0% or our lender’s prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At January 31, 2004, BRMG had approximately $11.7 million outstanding under this line. Our lender holds a first lien on substantially all of BRMG’s assets. Dr. Berger, our CEO and President, has personally guaranteed $10.0 million of the line, and we have guaranteed the full amount of BRMG’s obligations under the line.

Beginning in April 2003, an affiliate of GE began making short-term working capital loans to us in the amount of $0.2 million per month for nine months. These loans have now been fully funded by our lender. The loans are represented by five-year notes that accrue interest at 9.0% per annum, with the first interest payment for all nine notes paid in January 2004.

We also have a line of credit with an affiliate of DVI, under which we may borrow the lesser of 110% of eligible accounts receivable or $5.0 million. Interest on the outstanding balance is payable monthly at our lender’s prime rate plus 1.0%. At January 31, 2004, we had approximately $4.5 million outstanding under this line. This line of credit is available to us on a month-to-month basis and is collateralized by approximately 80% of the eligible accounts receivable from our Tower facilities. On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. Since its bankruptcy filing, the DVI affiliate has continued to provide funding to us on the same terms and conditions as prior to the bankruptcy filing.

Both of our working capital lenders’ prime rates at January 31, 2004 were 4.0%. As of January 31, 2004, the total funds available for borrowing under the two lines in accordance with the borrowing base formulas was approximately $2.8 million.

In addition, during fiscal 2003, in order to provide us additional liquidity, Dr. Berger advanced to us $1.0 million, some of our executive officers have foregone a portion of their salary, and we sold Westchester Imaging Group for net cash proceeds of approximately $1.4 million.

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder’s option anytime after June 19, 2004 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

At January 31, 2004, we had an aggregate of $64.5 million of outstanding capital lease obligations which included the conversion of $6.0 million of operating leases into capital leases in November 2003.

Restructuring of Debt

We continue to focus on improving our financial position and cash flows. During fiscal 2003 and the first quarter of fiscal 2004, we took the following steps toward that goal:

DVI Credit Arrangements. At January 31, 2004, we had approximately $79.9 million of debt outstanding under various contracts and financing arrangements comprised of equipment notes and capital leases with DVI and some of its affiliates. During fiscal 2003, we restructured some of these credit arrangements. In May 2003, we restructured 16 of our notes payable to DVI to reduce our monthly payments by approximately $0.2 million per month through January 2004. Beginning February 2004, the monthly payments increased to approximately $0.4 million per month, an increase of $16,000 per month over historical payment levels. The resulting cash flow deferrals between May 2003 and April 2004 total approximately $1.1 million. The restructured notes bear interest at rates ranging from 8.5% to 10.5% and have terms ranging from 45 to 71 months, with six notes payable having balloon payments ranging from $20,000 to $160,000 due in January 2009.

On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. We have an agreement in principle to repay our debt outstanding under equipment notes and capital leases to DVI, which was approximately $79.9 million at January 31, 2004, for approximately $68.7 million, and we are currently negotiating the definitive terms of the repayment with all of the interested parties. This agreement is conditioned upon the receipt of waivers from vendors who have made claims on account of DVI’s failure to fund equipment purchases, which it had contracted to do.

During the first three months of fiscal 2004, we began negotiations with DVI concerning the restructuring of our outstanding notes payable and capital leases with DVI. During this period, both parties agreed that monthly scheduled principal payments would cease. Interest continues to accrue on outstanding principal balances due while a settlement is negotiated. During the three months ended January 31, 2004 and 2003, accrued interest on notes payable and capital leases with DVI was $1.5 million and $0.2 million, respectively.

BRMG Credit Facility. On February 10, 2003, the Federal Deposit Insurance Corporation, or FDIC, advised BRMG that the FDIC had elected to close Coast Business Credit, or Coast, and liquidate its accounts. Coast was the lender under BRMG’s secured working capital facility, which we guaranteed. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to an affiliate of GE. The credit line availability was reduced from $22.0 million to $14.5 million. In February 2004, our lender extended the maturity date of the facility from February 29, 2004 to March 31, 2004. BRMG regularly advances to us the funds it draws under this working capital facility, which we use for our own working capital purposes. We and BRMG are currently negotiating with GECC on a new credit facility which, if successfully completed, will consolidate all our and BRMG’s lines of credit into one facility.

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

In addition to these measures, we continue to work with our existing lenders to negotiate more favorable terms and pursue other sources of long-term financing to improve our liquidity and increase cash flows. These sources may include, among others, public or private offerings of debt or equity securities. However, it is impossible to predict with certainty whether we will be able to complete any such transactions, or if so, what the terms of any such transactions would be.

Our business strategy with regard to operations will focus on the following:

•	Maximizing performance at our existing facilities;

•	Focusing on profitable contracting;

•	Expanding MRI and CT applications;

•	Optimizing operating efficiencies; and

•	Expanding our networks.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. If we do not refinance or further restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital, we will not have sufficient cash flow from operations to satisfy our existing debt and other contractual obligations. Although we have historically been successful in refinancing and restructuring the terms of our debt with our principal lenders, we cannot predict whether any such refinancing or restructuring will be possible or that we will be able to sell any assets on acceptable terms or otherwise. Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in fiscal 2004.

Significant Events

Termination of Contract with Tower Imaging Medical Group, Inc.

In February 2003, we commenced an action against Tower Imaging Medical Group, Inc., or Tower, and certain of its affiliated entities alleging Tower’s breach of a covenant not to compete in our existing management agreement with them. Tower had been providing the professional medical services at our Wilshire, Roxsan and Women’s facilities located in Beverly Hills. Effective October 20, 2003, as part of the final settlement of the litigation, we terminated our management agreement with Tower. We are required to pay Tower $1.5 million, comprised of 24 monthly installments of $50,000 and a final balloon payment, less a residual balance, in settlement of the action. As part of the settlement, we acquired use of the “Tower Imaging” name for the Tower facilities. We capitalized the $1.5 million payment as an intangible asset for the Tower Imaging name, and Dr. Berger has personally guaranteed our obligation to make this $1.5 million payment. The amount guaranteed declines by $40,000 per month as we make payments under the obligation. Historically, the Tower physicians were entitled to 17.5% of the collections of the Tower facilities. BRMG is now providing the professional medical services at those facilities, which we expect will result in savings of approximately $1.0 million per year in professional reading fees. Since January 2004, BRMG has hired seven former key Tower radiologists in the Beverly Hills area for the Tower facilities to solidify its staffing and related referral base. We believe that with BRMG providing the professional medical services at the Tower facilities, we should not experience further significant physician turnover at those facilities.

Sale of Joint Venture Interest—Discontinued Operation

Effective March 31, 2003, we sold our 50% share of Westchester Imaging Group, or Westchester, to our joint venture partner for $3.0 million. For the three months ended January 31, 2003, Westchester generated net revenue of $1.4 million, incurred operating expenses of $1.1 million and had net income of $0.1 million.

Facility Closures

In July 2003, we closed our La Habra facility. For the three months ended January 31, 2003, La Habra generated $0.2 million in net revenue, incurred operating expenses of $0.2 million and had a nominal net loss. Beginning in March 2003, we closed four of our satellite X-ray facilities servicing our Riverside (one facility) and Long Beach (three facilities) regions. We closed these facilities because they were operating below capacity and the remaining facilities could manage their existing patient volume. The satellite facilities volume was assumed by our main facilities.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net revenue.

	Three months ended January 31,
	2004	2003
NET REVENUE	100.0%	100.0%
OPERATING EXPENSES
Operating expenses	74.8	75.4
Depreciation and amortization	12.8	12.3
Provision for bad debts	3.7	5.4

Total operating expenses	91.3	93.1

INCOME FROM OPERATIONS	8.7	6.9
OTHER EXPENSE (INCOME)
Interest expense	12.4	13.4
Other income	(0.1)	(0.3)
Other expense	0.2	—

Total other expense	12.5	13.1

LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATION	(3.8)	(6.2)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES	—	—

LOSS FROM CONTINUING OPERATIONS	(3.8)	(6.2)

INCOME FROM DISCONTINUED OPERATION	—	0.4

NET LOSS	(3.8)%	(5.8)%

Three months ended January 31, 2004 compared to three months ended January 31, 2003

During the last fiscal year and current first quarter, we continued our efforts to enhance our operations and expand our network. Our results for fiscal 2003 and the first three months of fiscal 2004 were affected by the opening and integration of new facilities and the closure of underperforming operations, resolution of a contractual dispute at our Tower facilities, and our continuing focus on controlling operating expenses. As a result of these factors and other matters discussed below, we narrowed our loss from continuing operations. We continue to experience net losses; however our net loss was reduced from $2.0 million in the first three months of fiscal 2003 to $1.3 million in the first three months of fiscal 2004.

Also during the last fiscal year and current fiscal quarter, we made progress in solidifying our financial condition. We overcame issues arising from the financial difficulties of our working capital lenders and were able to restructure our working capital line with one lender and extended the maturity of our facility with the other lender. We also were able to extend the terms of our subordinated debentures through the successful completion of a “pre-packaged” Chapter 11 plan of reorganization. We continue to work with our existing lenders and to explore other possible sources of financing to address these issues. See “—Financial Condition—Liquidity and Capital Resources.”

Net Revenue. Net revenue from continuing operations for the first quarter of fiscal 2004 was $34.0 million compared to $34.4 million for the same period in fiscal 2003, a decrease of approximately $0.4 million, or 1.2%. Of the net revenue decrease, $0.2 million was attributable to the La Habra facility, which we closed in July 2003. Net revenue of our same store facilities was affected by a $1.5 million decrease in net revenue at our Tower facilities over the same period. The decrease in net revenue at our Tower facilities was attributable to disruptions arising from the dispute described under “—Significant Events—Termination of Contract with Tower Imaging Medical Group, Inc.” Exclusive of the Tower facilities, our same store facilities had an increase in net revenue of approximately $1.4 million, or 4.9%, for the first quarter of fiscal 2004 compared to the same period in fiscal 2003. We present same store facilities as those open two years or more because we believe that this presentation eliminates the effect of facilities opened only a partial year.

Operating Expenses. Operating expenses from continuing operations for the first quarter of fiscal 2004 decreased approximately $0.9 million, or 2.9%, from $32.0 million in the first quarter of fiscal 2003 to $31.1 million in the same period of fiscal 2004. The $32.0 million in operating expenses for the first quarter of fiscal 2003 includes $0.2 million related to the La Habra facility. Our Tower facilities had a decrease in operating expenses of $1.2 million over the same period primarily due to the decrease in net revenue. During fiscal 2003, professional radiology reading fees for the Tower facilities were 17.5% of net revenue and billing was outsourced to Tower’s internal group. As of October 31, 2003, we terminated our relationship with Tower, and BRMG hired physicians with fixed salaries to provide the radiology services and the billing is now done in-house.

The following table sets forth our operating expenses from continuing operations for the three months ended January 31, 2004 and 2003 (dollars in thousands):

	Three months ended January 31,
	2004	2003
Salaries and professional reading fees	$15,681	$15,611
Building and equipment rental	1,920	2,330
General administrative expenses	7,862	7,972

Total operating expenses	25,463	25,913
Depreciation and amortization	4,365	4,215
Provision for bad debts	1,258	1,871

•	Salaries and Professional Reading Fees. With similar net revenue during the first quarters of fiscal 2004 and 2003, salaries and professional reading fees expenses increased only $0.1 million from the first quarter of fiscal 2003 to the same period in fiscal 2004. We showed improvements in professional reading fees expenses due to the hiring of physicians with fixed salaries beginning in October 2003 at the Tower facilities. However, in the first quarter of fiscal 2003 we incurred significant costs related to hiring locum tenens, or part-time, fill-in physicians, which decreased significantly in the subsequent quarters of fiscal 2003.

•	Building and Equipment Rental. Building and equipment rental expenses decreased $0.4 million in the first quarter of fiscal 2004 compared to the same period in the prior year. The decrease was due to the conversion of equipment operating leases effective November 1, 2003 which reduced operating rental expense by approximately $0.4 million over the same period.

•	General and Administrative Expenses. General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license,

outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. With similar net revenue during the first quarters of fiscal 2004 and 2003, general and administrative expenses decreased only $0.1 million from the first quarter of fiscal 2003 to the same period in fiscal 2004.

•	Depreciation and amortization. Depreciation and amortization increased by $0.2 million during the first quarter of fiscal 2004 compared to the same quarter in the prior fiscal period due to the conversion of approximately $6.0 million of equipment operating leases into capital leases effective November 1, 2003 and the amortization of the trade name intangible asset.

•	Provision for bad debts. The $0.6 million decrease in provision for bad debts from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 was primarily a result of decreased bad debt write-offs and no significant payor dissolutions since fiscal 2002.

Interest Expense. Interest expense for the first quarter of fiscal 2004 decreased approximately $0.4 million, or 8.7%, from $4.6 million in fiscal 2003 to $4.2 million in fiscal 2004. The decrease was primarily due to the net principal reduction in notes and capital leases over the two periods. At January 31, 2003, we had total notes and capital leases of approximately $161.8 million, including lines of credit liabilities. At January 31, 2004, we had approximately $153.5 million of notes and capital leases, which includes the recent conversion of equipment operating leases into capital leases of approximately $6.0 million.

Other Income. In the first quarters of fiscal 2004 and 2003, we earned other income of $37,000 and $94,000, respectively, principally comprised of professional reading income, sublease income, record copy income, deferred rent income and other miscellaneous income.

Other Expense. In the first quarters of fiscal 2004 and 2003, we incurred other expense of $65,000 and $-0-, respectively, which was due to the write-off of charges incurred with the conversion of operating leases into capital leases in November 2003.

Minority Interest in Earnings of Subsidiaries. Minority interest in earnings of subsidiaries represents the minority investors’ 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the income from the Rancho Bernardo Advanced LLC for the period, which was nominal for each of the first quarters of fiscal 2004 and 2003.

Discontinued Operation. The income from operations of Westchester was $0.1 million for the first quarter of fiscal 2003. Net revenue for the period was $1.4 million. Effective March 31, 2003, we sold our 50% share of Westchester to our joint venture partner.

Sources and Uses of Cash

Cash decreased for the three months ended January 31, 2004 by $29,000 and cash increased for the three months ended January 31, 2003 by $14,000.

Cash provided by operating activities for the three months ended January 31, 2004 was $2.4 million compared to $4.5 million for the same period in 2003. The primary reasons for the decrease in cash were reductions in our outstanding accounts payable and accrued expenses during the first quarter of fiscal 2004.

Cash used by investing activities for the three months ended January 31, 2004 was $0.7 million compared to $1.7 million for the same period in 2003. Both amounts were for the purchase of property and equipment.

Cash used for financing activities for the three months ended January 31, 2004 was $1.7 million compared to $2.8 million for the same period in 2003. For the three months ended January 31, 2004 and 2003, we made principal payments on capital leases and notes payable of approximately $4.0 million and

$6.5 million, respectively, and received proceeds from borrowings under existing lines of credit, new borrowings and refinancing arrangements of approximately $2.2 million and $4.0 million, respectively. During the three months ended January 31, 2003, we made joint venture distributions of $0.3 million and received proceeds from the issuance of common stock of approximately $29,000.

During the first three months of fiscal 2004, we began negotiations with DVI concerning the restructuring of our outstanding notes payable and capital leases with DVI. During this period, both parties agreed that monthly scheduled principal payments would cease. Interest continues to accrue on outstanding principal balances due while a settlement is negotiated. During the three months ended January 31, 2004 and 2003, accrued interest on notes payable and capital leases with DVI was $1.5 million and $0.2 million, respectively.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

For the twelve months ended January 31,	2005	2006	2007	2008	2009	There- After	Total
Notes payable	$25,533	$29,469	$16,883	$11,303	$6,025	$—	$89,213
Capital leases	20,626	19,056	15,865	12,587	8,633	2,028	78,795
Lines of credit	16,147	—	—	—	—	—	16,147
Subordinated debentures	—	—	—	16,215	—	—	16,215
Operating leases[1]	7,503	6,078	5,703	4,608	3,599	13,568	41,059
Purchase obligations[2]	2,500	2,500	1,875	—	—	—	6,875
Tower settlement	600	624	—	—	—	—	1,224

Total[3]	$72,909	$57,727	$40,326	$44,713	$18,257	$15,596	$249,528

[1]	Primarily consists of real estate leases.
[2]	Includes a three-year obligation to purchase imaging film from Fujifilm Medical Systems USA, Inc. We must purchase an aggregate of $7.5 million of film at a rate of approximately $2.5 million of film per year over the term of the agreement.
[3]	Does not include our obligations under our maintenance agreement with GE Medical Systems described below.

We are parties to an agreement with GE Medical Systems for the maintenance and repair of the majority of our medical equipment for a fee based upon a percentage of net revenues, subject to minimum aggregate net revenue requirements. The agreement expires on October 31, 2005. The annual service fee is currently the higher of 3.74% of our net revenue (less provisions for bad debts) or approximately $4.7 million. The aggregate minimum net revenue ranges from $85.0 million to $125.0 million during the term of the agreement. For the first quarter of fiscal 2004, the monthly service fees were 3.74% of net revenue. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility-basis. This amount is not included in the table above. In addition, we also have obligations under employment agreements with our executive officers, which are not included in the table above.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect, among other things, management’s current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward looking statements and should be evaluated as such. Without limiting the foregoing, the words, “believes, “ “anticipates,” “plans,” “intends,” “will,” “expects,” “should,” and similar words and expressions are intended to identify forward-looking statements. Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The factors included in “Risks Relating to Our Business,” among others, in our Annual Report on Form 10-K for fiscal 2003 could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We sell our services exclusively in the United States and receives payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The majority of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates which were fixed when we entered into the note payable or capital lease obligation. None of our long-term liabilities have variable interest rates. Only our lines of credit, classified as current liabilities on our financial statements, are interest expense sensitive to changes in the general level of interest because they are based upon the current prime rate plus a margin.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in making known to them material information required to be included in this report. As required by Rule
13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this Quarterly Report, known to the Chief Executive Officer and Chief Financial Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 5. Other Information

There are no matters to be reported under this heading.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1	—	First Amendment to Employment Agreement between the Registrant and Howard G. Berger, M.D.
	Exhibit 10.2	—	First Amendment to Employment Agreement between the Registrant and John V. Crues, III, M.D.
	Exhibit 10.3	—	First Amendment to Employment Agreement between the Registrant and Norman R. Hames
	Exhibit 10.4	—	First Amendment to Employment Agreement between the Registrant and Jeffrey L. Linden, Esq.
	Exhibit 31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.1	—	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Exhibit 32.2	—	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Primedex Health Systems, Inc.
(Registrant)

March 15, 2004	By:	/s/ HOWARD G. BERGER, M.D.

Howard G. Berger, M.D., Chairman, President and Chief Executive Officer

March 15, 2004	By:	/s/ ANTHONY J. TUREK

Anthony J. Turek, Chief Financial Officer