Form 10-Q
period 2004-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 2004-06-14
CIK 790526

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                 (310) 478-7808
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's common stock as of May 26, 2004 was 41,106,813 (excluding treasury shares).

================================================================================

                                 PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                   CONSOLIDATED BALANCE SHEETS


                                                                   APRIL 30,         OCTOBER 31,
                                                                     2004               2003
                                                                --------------     --------------
                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                              $       2,000      $      30,000
         Accounts receivable, net                                  23,481,000         25,472,000
         Unbilled receivables and other receivables                 2,015,000            180,000
         Other                                                      1,515,000          2,092,000
                                                                --------------     --------------
                  Total current assets                             27,013,000         27,774,000
                                                                --------------     --------------

PROPERTY AND EQUIPMENT, NET                                        80,876,000         81,886,000
                                                                --------------     --------------

OTHER ASSETS
         Accounts receivable, net                                   1,906,000          2,033,000
         Goodwill                                                  23,099,000         23,064,000
         Deferred income taxes                                      5,235,000          5,235,000
         Trade name and other                                       2,077,000          2,043,000
                                                                --------------     --------------
                  Total other assets                               32,317,000         32,375,000
                                                                --------------     --------------
                  Total assets                                  $ 140,206,000      $ 142,035,000
                                                                ==============     ==============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Cash disbursements in transit                          $   2,817,000      $   2,853,000
         Accounts payable and accrued expenses                     22,193,000         24,462,000
         Notes payable to related party                             2,062,000          2,069,000
         Current portion of notes and leases payable               55,308,000         43,005,000
                                                                --------------     --------------
                  Total current liabilities                        82,380,000         72,389,000
                                                                --------------     --------------

LONG-TERM LIABILITIES
         Subordinated debentures payable                           16,215,000         16,215,000
         Notes payable to related party                               100,000            100,000
         Notes and leases payable, net of current portion          96,219,000        104,360,000
         Accrued expenses                                             824,000          1,421,000
                                                                --------------     --------------
                  Total long-term liabilities                     113,358,000        122,096,000
                                                                --------------     --------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                        649,000            637,000
                                                                --------------     --------------
STOCKHOLDERS' DEFICIT                                             (56,181,000)       (53,087,000)
                                                                --------------     --------------

         Total liabilities and stockholders' deficit            $ 140,206,000      $ 142,035,000
                                                                ==============     ==============

            The accompanying notes are an integral part of these financial statements

                                                1

                                     PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES CONSOLIDATED
                                                STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
APRIL 30,                                                            2004             2003              2004               2003
---------                                                       -------------     -------------     -------------     -------------
NET REVENUE                                                     $ 35,853,000      $ 34,966,000      $ 69,900,000      $ 69,347,000
OPERATING EXPENSES
         Operating expenses                                       27,680,000        26,396,000        53,143,000        52,308,000
         Depreciation and amortization                             4,477,000         4,273,000         8,842,000         8,488,000
         Provision for bad debts                                   1,398,000         1,988,000         2,656,000         3,860,000
                                                                -------------     -------------     -------------     -------------
         Total operating expenses                                 33,555,000        32,657,000        64,641,000        64,656,000
                                                                -------------     -------------     -------------     -------------

INCOME FROM OPERATIONS                                             2,298,000         2,309,000         5,259,000         4,691,000
OTHER EXPENSE (INCOME)
         Interest expense                                          4,218,000         4,552,000         8,455,000         9,161,000
         Other income                                                (34,000)         (137,000)          (71,000)         (231,000)
         Other expense                                                    --           229,000            65,000           229,000
                                                                -------------     -------------     -------------     -------------
                  Total other expense                              4,184,000         4,644,000         8,449,000         9,159,000
                                                                -------------     -------------     -------------     -------------

LOSS BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATION                                          (1,886,000)       (2,335,000)       (3,190,000)       (4,468,000)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                        (11,000)          (19,000)          (12,000)          (24,000)
                                                                -------------     -------------     -------------     -------------
LOSS FROM CONTINUING OPERATIONS                                   (1,897,000)       (2,354,000)       (3,202,000)       (4,492,000)

DISCONTINUED OPERATION
         Income from operation of Westchester Imaging Group               --           113,000                --           255,000
         Gain on sale of discontinued operation                           --         2,942,000                --         2,942,000
                                                                -------------     -------------     -------------     -------------
INCOME FROM DISCONTINUED OPERATION                                        --         3,055,000                --         3,197,000
                                                                -------------     -------------     -------------     -------------
NET INCOME (LOSS)                                               $ (1,897,000)     $    701,000      $ (3,202,000)     $ (1,295,000)
                                                                =============     =============     =============     =============

BASIC AND DILUTED INCOME (LOSS) PER SHARE
         Loss from continuing operations                        $       (.05)     $       (.06)     $       (.08)     $       (.11)
         Income from discontinued operation                               --               .08                --               .08
                                                                -------------     -------------     -------------     -------------
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                   $       (.05)     $        .02      $       (.08)     $       (.03)
                                                                =============     =============     =============     =============
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basis and diluted                                        41,106,813        41,100,734        41,106,813        41,076,590
                                                                =============     =============     =============     =============

                             The accompanying notes are an integral part of these financial statements

                                                                 2

                                            PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED APRIL 30, 2004

                    COMMON STOCK $.01 PAR VALUE,
                    100,000,000 SHARES AUTHORIZED                       TREASURY STOCK, AT COST
                    ------------------------------     PAID-IN      -------------------------------   ACCUMULATED      STOCKHOLDERS'
                        SHARES          AMOUNT         CAPITAL          SHARES           AMOUNT         DEFICIT           DEFICIT
                    --------------  --------------  --------------  --------------   --------------  --------------   --------------
BALANCE--
  OCTOBER 31, 2003     42,931,813   $     430,000   $ 100,428,000      (1,825,000)   $     695,000   $(153,250,000)   $ (53,087,000)

Issuance of warrant            --              --         108,000              --               --              --          108,000

Net Loss                       --              --              --              --               --      (3,202,000)      (3,202,000)
                    --------------  --------------  --------------  --------------   --------------  --------------   --------------
BALANCE--APRIL 30,
  2004 (UNAUDITED)     42,931,813   $     430,000   $ 100,536,000      (1,825,000)   $     695,000   $(156,452,000)   $ (56,181,000)
                    ==============  ==============  ==============  ==============   ==============  ==============   ==============

                              The accompanying notes are an integral part of these financial statements

                                                                 3

                               PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

SIX MONTHS ENDED APRIL 30,                                                      2004             2003
--------------------------                                                  -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $  7,322,000    $  7,385,000
                                                                            -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                   (1,183,000)     (2,116,000)
         Purchase of subsidiary common stock                                     (35,000)             --
         Proceeds from sale of imaging center                                         --       1,367,000
                                                                            -------------   -------------

                  Net cash used by investing activities                       (1,218,000)       (749,000)
                                                                            -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on notes and leases payable                       (6,049,000)    (13,210,000)
         Payments on lines of credit                                          (1,083,000)             --
         Proceeds from issuance of convertible subordinated notes payable      1,000,000              --
         Borrowings on lines of credit and notes payable                              --       6,864,000
         Proceeds from issuance of common stock                                       --          28,000
         Joint venture distributions                                                  --        (300,000)
                                                                            -------------   -------------

                  Net cash used by financing activities                       (6,132,000)     (6,618,000)
                                                                            -------------   -------------

NET INCREASE (DECREASE) IN CASH                                                  (28,000)         18,000
CASH, beginning of period                                                         30,000          36,000
                                                                            -------------   -------------

CASH, end of period                                                         $      2,000    $     54,000
                                                                            -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the period for interest                           $  4,598,000    $  8,453,000
                                                                            -------------   -------------

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
         During the six months ended April 30, 2004, we converted equipment operating leases into capital leases and capitalized equipment of $5,971,000. During the six months ended April 30, 2004 and 2003, we entered into additional capital leases or financed equipment through notes payable for $549,000 and
$7,092,000, respectively.

                The accompanying notes are an integral part of these financial statements

                                                    4

                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements of Primedex include the accounts of Primedex, its wholly owned direct subsidiary, Radnet Management, Inc., or Radnet, and Beverly Radiology Medical Group III, or BRMG, which is a partnership of professional corporations, all collectively referred to as the Company, or we. The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc., or DIS, all wholly owned subsidiaries of Radnet; Burbank Advanced LLC and Rancho Bernardo Advanced LLC, which are majority controlled subsidiaries of Radnet. Interests of minority shareholders are separately disclosed in the consolidated balance sheets and consolidated statements of operations of the Company.

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

Westchester Imaging Group, formerly a 50% owned entity, was consolidated with the Company based upon the criteria in EITF 97-2. Westchester Imaging Group, which was sold in March 2003, is reflected as a discontinued operation in the Company's consolidated statements of operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 2004 and 2003 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2003.

NOTE 2--FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $55.4 million at April 30, 2004 compared to a $44.6 million deficit at October 31, 2003, and had losses from continuing operations of $1.9 million and $2.4 million during the three months ended April 30, 2004 and 2003, respectively, and had losses from continuing operations of $3.2 million and $4.5 million during the six months ended April 30, 2004 and 2003, respectively. We also had a stockholders' deficit of $56.2 million at April 30, 2004 compared to a $53.1 million deficit at October 31, 2003.

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

During the first six months of fiscal 2004, we took actions to continue to fund our obligations. Some of our plans to provide the necessary working capital in the future are summarized below:

BRMG and our GE affiliate lender are parties to a credit facility under which BRMG may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $14.5 million. At any time, BRMG may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Under our management agreement with BRMG, BRMG regularly advances to us draws that it makes under the line. In February 2004, the maturity date of the facility was extended from February 29, 2004 to March 31, 2004. Currently we are on a month-to-month basis. We and BRMG are currently negotiating a new credit facility which, if successfully completed, will consolidate all of our and BRMG's lines of credit into one facility. Interest on outstanding borrowings is payable monthly at the greater of 8.0% or the lender's prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At April 30, 2004, BRMG had approximately $9.7 million outstanding under this line. The GE affiliate lender holds a first lien on substantially all of BRMG's assets. Dr. Berger, our CEO, President and a major shareholder, has personally guaranteed $10.0 million of the line, and we have guaranteed the full amount of BRMG's obligations under the line.

Beginning in April 2003, an affiliate of GE began making short-term working capital loans to us in the amount of $0.2 million per month for nine months. These loans have now been fully funded by our lender. The loans are represented by five-year notes that accrue interest at 9.0% per annum, with the first interest payment for all nine notes paid in January 2004.

We also have a line of credit with an affiliate of DVI, under which we may borrow the lesser of 110% of eligible accounts receivable or $5.0 million. Interest on the outstanding balance is payable monthly at our lender's prime rate plus 1.0%. At April 30, 2004, we had approximately $4.1 million outstanding under this line. This line of credit is available to us on a month-to-month basis and is collateralized by approximately 80% of the eligible accounts receivable from our Beverly Hills facilities, or the Tower facilities. On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware.

Both of our working capital lenders' prime rates at April 30, 2004 were 4.0%. As of April 30, 2004, the total funds available for borrowing under the two lines in accordance with the borrowing base formulas was approximately $4.8 million.

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after June 19, 2004 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

At April 30, 2004, we had an aggregate of $63.6 million in outstanding capital lease obligations which included the conversion of $6.0 million of operating leases into capital leases in November 2003.

DVI CREDIT RESTRUCTURING. At April 30, 2004, we had approximately $81.6 million of debt outstanding under various contracts and financing arrangements comprised of equipment notes and capital leases with DVI and some of its affiliates. During fiscal 2003, we restructured some of these credit arrangements. In May 2003, we restructured 16 of our notes payable to DVI to reduce our monthly payments by approximately $210,000 per month through January 2004. Beginning February 2004, the monthly payments increased to approximately $350,000 per month, an increase of $16,000 per month over historical payment levels. The resulting cash flow deferrals between May 2003 and April 2004 total approximately $1.1 million. The restructured notes bear interest at rates ranging from 8.5% to 10.5% and have terms ranging from 45 to 71 months, with six notes payable having balloon payments ranging from $20,000 to $160,000 due in January 2009.

On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. We have an agreement to repay our debt outstanding under equipment notes and capital leases to DVI, which was approximately $81.6 million at April 30, 2004, for approximately $68.3 million. This agreement is conditioned upon the receipt of waivers from two vendors who have made claims on account of DVI's failure to fund equipment purchases (which waivers have been obtained and are conditioned upon full payment) and completion on or before June 30, 2004. Successful completion of the transaction is dependent upon obtaining additional financing, negotiations for which are currently in process, the success of which cannot presently be determined.

During the first six months of fiscal 2004, we began negotiations with DVI concerning the restructuring of our outstanding notes payable and capital leases with DVI. During this period, both parties agreed that monthly scheduled principal payments would cease. Interest continues to accrue on outstanding principal balances due pending completion of the settlement. During the six months ended April 30, 2004, accrued interest on notes payable and capital leases with DVI was $3.1 million.

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

Our business strategy with regard to operations will focus on the following:

         o        Maximizing performance at our existing facilities;
         o        Focusing on profitable contracting;
         o        Expanding MRI and CT applications;
         o        Optimizing operating efficiencies; and
         o        Expanding our networks.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. If we do not refinance or further restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital, we will not have sufficient cash flow from operations to satisfy our existing debt and other contractual obligations. Although we have historically been successful in refinancing and restructuring the terms of our debt with our principal lenders, we cannot predict whether any such refinancing or restructuring will be possible or that we will be able to sell any assets on acceptable terms or otherwise. Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in fiscal 2004

NOTE 3--ACCOUNTING POLICIES

    NET REVENUE

         The following table summarizes net revenue for the six months ended April 30, 2004 and 2003:

                                                 2004          2003
                                             ------------  ------------

         Net patient service                 $52,936,000   $54,671,000
         Capitation                           16,964,000    14,676,000
                                             ------------  ------------

         Net revenue                         $69,900,000   $69,347,000
                                             ============  ============

         Accounts receivable as of April 30, 2004 are presented net of allowances of approximately $54.1 million, of which $50.0 million is included in current and $4.1 million is included in noncurrent. Accounts receivable as of October 31, 2003 are presented net of allowances of approximately $60.0 million, of which $55.6 million is included in current and $4.4 million is included in noncurrent.

    STOCK OPTIONS

         We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for the issuance of stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation.

                                                                     SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                         APRIL 30,                             APRIL 30,
                                                                  2004                2003              2004                2003
                                                             --------------     --------------     --------------     --------------
Net income (loss) as reported                                $  (3,202,000)     $  (1,295,000)     $  (1,897,000)     $     701,000
Deduct: Total stock-based employee compensation
  expense determined under fair value-based method                (189,000)            (7,000)          (135,000)            (5,000)
                                                             --------------     --------------     --------------     --------------

Pro forma net income (loss)                                  $  (3,391,000)     $  (1,302,000)     $  (2,032,000)     $     696,000
                                                             ==============     ==============     ==============     ==============

Income (Loss) per share:
     Basic and diluted income (loss) per share--as reported  $        (.08)     $        (.03)     $        (.05)     $         .02

     Basic and diluted income (loss) per share--pro forma    $        (.08)     $        (.03)     $        (.05)     $         .02
                                                             --------------     --------------     --------------     --------------

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

                      RISK-FREE                          EXPECTED     EXPECTED
      APRIL 30,     INTEREST RATE     EXPECTED LIFE     VOLATILITY    DIVIDENDS
      ---------     -------------     -------------     ----------    ---------

        2004            3.00%            5 years          59.04%         ---
        2003            3.00%            5 years          83.73%         ---

    RECLASSIFICATIONS

         Certain amounts in the 2003 interim financial statements have been reclassified to conform to the current period presentation. These reclassifications have no impact on the reported net loss.

NOTE 4--SALES AND CLOSURES

SALE OF IMAGING CENTER - DISCONTINUED OPERATION

         In March 2003, we sold our 50% share of Westchester Imaging Group for $3.0 million. The gain on the sale of Westchester was $2.9 million. Net revenue and net income for Westchester for the three months ended April 30, 2003 was $0.9 million and $0.1 million, respectively. Net revenue and net income for Westchester for the six months ended April 30, 2003 was $2.3 million and $0.3 million, respectively.

CLOSURES OF IMAGING CENTERS

         In July 2003, we closed our La Habra facility. Net revenue and net loss for La Habra for the three months ended April 30, 2003 was $0.1 million and $61,000, respectively. Net revenue and net loss for La Habra for the six months ended April 30, 2003 was $0.3 million and $78,000, respectively.

         At various times, the Company may open or close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, the patient volume from these contracts may vary, or the Company may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.

NOTE 5--CAPITAL TRANSACTIONS

         In December 2003, we granted options to purchase 150,000 shares to two employees at $0.46 per share. During the six months ended April 30, 2004, we retired warrants to purchase 4,000 shares at $1.67 per share and 500 shares at $0.46 per share upon three employee terminations.

         During the six months ended April 30, 2004, we granted 2,600,000 warrants to seven physicians of BRMG, with the individual grants ranging from 50,000 to 1,500,000. The warrants have exercise prices ranging from $0.41 to $0.70 per share.

         During the six months ended April 30, 2004, we granted 225,000 warrants to one officer and two directors with an exercise price of $0.60 per share.

         On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly.

The note payable is convertible at the holder's option anytime after June 19, 2004 at $0.50 per share. As additional consideration for the financing, we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share and an expiration date of December 19, 2010. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

         On February 17, 2004, we filed a certificate of merger with the Delaware Secretary of State to acquire the balance of our 91% owned subsidiary, DIS, that we did not previously own. Pursuant to the terms of the merger, we are obligated to pay each stockholder of DIS, other than Primedex, $0.05 per share. We believe the price per share represents the value of the minority interest. Stockholders had the right to contest the price by exercising their appraisal rights at any time through March 15, 2004. No stockholders exercised their appraisal rights. During the three months ended April 30, 2004, the Company paid $35,000 to acquire the remaining shares of DIS common stock which it did not own previously and recorded the purchases as goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operate a group of regional networks comprised of 53 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets which have both high-density and expanding populations, as well as attractive payor diversity.

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

         We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated by the following table:

                                                    PERCENTAGE OF NET REVENUE

         PAYOR TYPE                                   APRIL 30,    APRIL 30,
                                                        2004         2003

         Insurance(1)                                    40%          40%
         Managed Care Capitated Payors                   24           22
         Medicare/Medi-Cal                               15           15
         Other(2)                                        15           15
         Worker's Compensation/Personal Injury            6            8

(1) Includes Blue Cross/Blue Shield, which represented 13% of our net revenue for the six months ended April 30, 2004 and 2003.
(2) Includes co-payments, direct patient payments through contracts with physician groups and other non-insurance company payors.

         Our eligibility to provide services in response to a referral often depends on the existence of a contractual arrangement between us or the radiologists providing the professional medical services and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the six months ended April 30, 2004 or 2003. Under our capitation agreements, we receive from the payor a pre- determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

         The principal components of our fixed operating expenses, excluding depreciation, include professional fees paid to radiologists, except those radiologists who are paid based on a percentage of revenue, compensation paid to technologists and other facility employees, and expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers' compensation and employee medical. The principal components of our variable operating expenses include expenses related to equipment maintenance, medical supplies, marketing, business development and corporate overhead. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system can significantly improve our margins, while lower scan volume can result in significantly lower margins.

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

  OUR RELATIONSHIP WITH BRMG

         Howard G. Berger, M.D. is our President and Chief Executive Officer, is the chairman of our Board of Directors, and owns approximately 30% of Primedex's outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than providing such services directly or through subsidiaries, in order to comply with California's corporate practice of medicine doctrine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

         Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 74% for the first six months of fiscal 2004 and fiscal 2003, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG finances these receivables under a working capital facility with an affiliate of GE and regularly advances to us the funds that it draws under this working capital facility, which we use for our own working capital purposes. We repay or offset these advances with periodic payments from BRMG to us under the management agreement. We guarantee BRMG's obligations under this working capital facility.

         As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our financial statements.

FINANCIAL CONDITION

    LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $55.4 million at April 30, 2004 compared to a $44.6 million deficit at October 31, 2003, and had losses from continuing operations of $3.2 million and $4.5 million during the six months ended April 30, 2004 and 2003, respectively. We also had a stockholders' deficit of $56.2 million at April 30, 2004 compared to a $53.1 million deficit at October 31, 2003.

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

         During fiscal 2003 and the first six months of fiscal 2004, we took actions to continue to fund our obligations. Some of our plans to provide the necessary working capital in the future are summarized below:

         BRMG and our GE affiliate lender are parties to a credit facility under which BRMG may borrow the lesser of 75% to 80% of eligible accounts receivable, the prior four months' cash collections, or $14.5 million. At any time, BRMG may borrow up to the aggregate collection of receivables in the prior four months as long as the collections in any one month do not decrease by more than 25% from the prior month. Under our management agreement with BRMG, BRMG regularly advances to us draws that it makes under the line. In February 2004, the maturity date of the facility was extended from February 29, 2004 to March 31, 2004. Currently, we are on a month-to-month basis. We and BRMG are currently negotiating with General Electric Capital Corporation, or GECC, on a new credit facility which, if successfully completed, will consolidate all of our and BRMG's lines of credit into one facility. Interest on outstanding borrowings is payable monthly at the greater of 8.0% or our lender's prime rate plus 2.5%, with a minimum interest paid each month of $30,000. At April 30, 2004, BRMG had approximately $9.7 million outstanding under this line. Our lender holds a first lien on substantially all of BRMG's assets. Dr. Berger, our CEO and President, has personally guaranteed $10.0 million of the line, and we have guaranteed the full amount of BRMG's obligations under the line.

         Beginning in April 2003, an affiliate of GE began making short-term working capital loans to us in the amount of $0.2 million per month for nine months. These loans have now been fully funded by our lender. The loans are represented by five-year notes that accrue interest at 9.0% per annum, with the first interest payment for all nine notes paid in January 2004.

         We also have a line of credit with an affiliate of DVI, under which we may borrow the lesser of 110% of eligible accounts receivable or $5.0 million. Interest on the outstanding balance is payable monthly at our lender's prime rate plus 1.0%. At April 30, 2004, we had approximately $4.1 million outstanding under this line. This line of credit is available to us on a month-to-month basis and is collateralized by approximately 80% of the eligible accounts receivable from our Tower facilities. On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware.

         Both of our working capital lenders' prime rates at April 30, 2004 were 4.0%. As of April 30, 2004, the total funds available for borrowing under the two lines in accordance with the borrowing base formulas was approximately $4.8 million.

         In addition, during fiscal 2003, in order to provide us additional liquidity, Dr. Berger advanced to us $1.0 million, some of our executive officers have foregone a portion of their salary, and we sold Westchester Imaging Group for net cash proceeds of approximately $1.4 million.

         On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after June 19, 2004 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

         At April 30, 2004, we had an aggregate of $63.6 million of outstanding capital lease obligations which included the conversion of $6.0 million of operating leases into capital leases in November 2003.

         RESTRUCTURING OF DEBT

         We continue to focus on improving our financial position and cash flows. During fiscal 2003 and the first six months of fiscal 2004, we took the following steps toward that goal:

         DVI CREDIT ARRANGEMENTS. At April 30, 2004, we had approximately $81.6 million of debt outstanding under various contracts and financing arrangements comprised of equipment notes and capital leases with DVI and some of its affiliates. During fiscal 2003, we restructured some of these credit arrangements. In May 2003, we restructured 16 of our notes payable to DVI to reduce our monthly payments by approximately $0.2 million per month through January 2004. Beginning February 2004, the monthly payments increased to approximately $0.4 million per month, an increase of $16,000 per month over historical payment levels. The resulting cash flow deferrals between May 2003 and April 2004 total approximately $1.1 million. The restructured notes bear interest at rates ranging from 8.5% to 10.5% and have terms ranging from 45 to 71 months, with six notes payable having balloon payments ranging from $20,000 to $160,000 due in January 2009.

         On August 25, 2003, DVI commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Delaware. We have an agreement to repay our debt outstanding under equipment notes and capital leases to DVI, which was approximately $81.6 million at April 30, 2004, for approximately $68.3 million. This agreement is conditioned upon the receipt of waivers from two vendors who have made claims on account of DVI's failure to fund equipment purchases (which waivers have been obtained and are conditioned upon full payment) and completion on or before June 30, 2004. Successful completion of the transaction is dependent upon obtaining additional financing, negotiations for which are currently in process, the success of which cannot presently be determined.

         During the first six months of fiscal 2004, we began negotiations with DVI concerning the restructuring of our outstanding notes payable and capital leases with DVI. During this period, both parties agreed that monthly scheduled principal payments would cease. Interest continues to accrue on outstanding principal balances due pending completion of the settlement. During the six months ended April 30, 2004, accrued interest on notes payable and capital leases with DVI was $3.1 million.

         BRMG CREDIT FACILITY. On February 10, 2003, the Federal Deposit Insurance Corporation, or FDIC, advised BRMG that the FDIC had elected to close Coast Business Credit, or Coast, and liquidate its accounts. Coast was the lender under BRMG's secured working capital facility, which we guaranteed. During the second quarter of fiscal 2003, the FDIC sold the accounts receivable portfolio to an affiliate of GE. The credit line availability was reduced from $22.0 million to $14.5 million. In February 2004, our lender extended the maturity date of the facility from February 29, 2004 to March 31, 2004. We are currently on a month-to-month basis. BRMG regularly advances to us the funds it draws under this working capital facility, which we use for our own working capital purposes. We and BRMG are currently negotiating with GECC on a new credit facility which, if successfully completed, will consolidate all our and BRMG's lines of credit into one facility.

         CONVERTIBLE SUBORDINATED DEBENTURES. In October 2003, we successfully consummated a "pre-packaged" Chapter 11 plan of reorganization with the United States Bankruptcy Court, Central District of California, in order to modify the terms of our convertible subordinated debentures by extending the maturity to June 30, 2008, increasing the annual interest rate from 10.0% to 11.5%, reducing the conversion price from $12.00 to $2.50 and restricting our ability to redeem the debentures prior to July 1, 2005. The plan of reorganization did not affect any of our operations or obligations, other than the subordinated debentures.

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

         Our business strategy with regard to operations will focus on the following:

         o        Maximizing performance at our existing facilities;

         o        Focusing on profitable contracting;

         o        Expanding MRI and CT applications;

         o        Optimizing operating efficiencies; and

         o        Expanding our networks.

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

CRITICAL ACCOUNTING ESTIMATES

         Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements that were prepared in accordance with generally accepted accounting principles, or GAAP. Management makes estimates and assumptions when preparing financial statements. These estimates and assumptions affect various matters, including:

         o Our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements.

         o Our disclosure of contingent assets and liabilities at the dates of the financial statements; and

         o Our reported amounts of net revenue and expenses in our consolidated statements of operations during the reporting periods.

         These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management's control. As a result, actual amounts could materially differ from these estimates.

         The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are both most important to the portrayal of a company's financial condition and results of operations and require management's most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. The most significant areas involving management's judgments and estimates are described below.

     REVENUE RECOGNITION

         Revenue is recognized when diagnostic imaging services are rendered. Revenue is recorded net of contractual adjustments and other arrangements for providing services at less that established billing rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of managed care contract pricing and historical collection information. We operate 53 facilities, each of which has multiple managed care contracts and a different patient mix. We review the estimated contractual allowance rates for each diagnostic imaging facility on a monthly basis. We adjust the contractual allowance rates as changes to the factors discussed above become known. Depending on the changes we make in the contractual allowance rates, net revenue may increase or decrease.

     ACCOUNTS RECEIVABLE

         Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers or directly to patients. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for bad debts based upon any specific payor collection issues that we have identified and our historical collection experience. For the three months ended April 30, 2003 and 2004, our provision for bad debts as a percentage of net revenue was 5.7% and 3.9%, respectively. For the six months ended April 30, 2003 and 2004, our provision for bad debts as a percentage of net revenue was 5.6% and 3.8%, respectively.

     DEFERRED TAX ASSETS

         The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income based on estimates and assumptions. If future taxable income or other factors are not consistent with our expectations, an adjustment to our net deferred tax assets may be required in the future. Any such adjustment would be charged or credited to income in the period such determination was made. We evaluate the realizability of the deferred tax assets and assess the need for additional valuation allowance periodically. As of April 30, 2004, our net deferred tax assets were $5.2 million.

     VALUATION OF GOODWILL AND LONG-LIVED ASSETS

         Our goodwill at April 30, 2004 was $23.1 million. Goodwill is recorded as a result of our acquisition of operating facilities. The operating facilities are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

         Our long-lived assets at April 30, 2004 consist of property and equipment of $80.9 million and other intangible assets of $1.4 million. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An asset is considered impaired if its carrying amount exceeds future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.

         For each of the year ended October 31, 2003, we recorded no impairment of goodwill or property and equipment. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of these assets.

SIGNIFICANT EVENTS

    TERMINATION OF CONTRACT WITH TOWER IMAGING MEDICAL GROUP, INC.

         In February 2003, we commenced an action against Tower Imaging Medical Group, Inc., or Tower, and certain of its affiliated entities alleging Tower's breach of a covenant not to compete in our existing management agreement with them. Tower had been providing the professional medical services at our Wilshire, Roxsan and Women's facilities located in Beverly Hills. Effective October 20, 2003, as part of the final settlement of the litigation, we terminated our management agreement with Tower. We are required to pay Tower $1.5 million, comprised of 24 monthly installments of $50,000 and a final balloon payment, less a residual balance, in settlement of the action. As part of the settlement, we acquired use of the "Tower Imaging" name for the Tower facilities. We capitalized the $1.5 million payment as an intangible asset for the Tower Imaging name, and Dr. Berger has personally guaranteed our obligation to make this $1.5 million payment. The amount guaranteed declines by $40,000 per month as we make payments under the obligation. Historically, the Tower physicians were entitled to 17.5% of the collections of the Tower facilities. BRMG is now providing the professional medical services at those facilities, which we expect will result in savings of approximately $1.0 million per year in professional reading fees. Since January 2004, BRMG has hired seven former key Tower radiologists in the Beverly Hills area for the Tower facilities to solidify its staffing and related referral base. We believe that with BRMG providing the professional medical services at the Tower facilities, we should not experience further significant physician turnover at those facilities.

    SALE OF IMAGING CENTER--DISCONTINUED OPERATION

         Effective March 31, 2003, we sold our 50% share of Westchester Imaging Group, or Westchester, to our joint venture partner for $3.0 million. The gain on the sale of Westchester was $2.9 million. Net revenue and net income for Westchester for the three months ended April 30, 2003 was $0.9 million and $0.1 million, respectively. Net revenue and net income for Westchester for the six months ended April 30, 2003 was $2.3 million and $0.3 million, respectively.

    CLOSURES OF IMAGING CENTERS

         In July 2003, we closed our La Habra facility. Net revenue and net loss for La Habra for the three months ended April 30, 2003 was $0.1 million and $61,000, respectively. Net revenue and net loss for La Habra for the six months ended April 30, 2003 was $0.3 million and $78.000, respectively.

         At various times, the Company may open or close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, the patient volume from these contracts may vary, or the Company may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net revenue.

                                                          SIX MONTHS
                                                             ENDED
                                                           APRIL 30,
                                                      2004            2003
                                                    --------        --------

NET REVENUE                                          100.0%          100.0%
OPERATING EXPENSES
      Operating expenses                              76.0            75.4
      Depreciation and amortization                   12.7            12.2
      Provision for bad debts                          3.8             5.6
                                                    --------        --------
            Total operating expenses                  92.5            93.2
                                                    --------        --------

INCOME FROM OPERATIONS                                 7.5             6.8
OTHER EXPENSE (INCOME)
           Interest expense                           12.1            13.2
      Other income                                    (0.1)           (0.3)
      Other expense                                    0.1             0.3
                                                    --------        --------
            Total other expense                       12.1            13.2
                                                    --------        --------

LOSS BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATION                              (4.6)           (6.4)

MINORITY INTEREST IN EARNINGS OF
  SUBSIDIARIES                                         0.0            (0.1)
                                                    --------        --------

LOSS FROM CONTINUING OPERATIONS                       (4.6)           (6.5)

INCOME FROM DISCONTINUED OPERATION                    --               4.6
                                                    --------        --------

NET LOSS                                              (4.6)%          (1.9)%
                                                    ========        ========

         SIX MONTHS ENDED APRIL 30, 2004 COMPARED TO SIX MONTHS ENDED APRIL 30, 2003

         During the last fiscal year and the first six months of fiscal 2004, we continued our efforts to enhance our operations and expand our network. Our results for fiscal 2003 and the first six months of fiscal 2004 were affected by the opening and integration of new facilities and the closure of underperforming operations, resolution of a contractual dispute at our Tower facilities, and our continuing focus on controlling operating expenses. As a result of these factors and other matters discussed below, we narrowed our loss from continuing operations. We continue to experience net losses; however our net loss from continuing operations was reduced from $4.5 million in the first six months of fiscal 2003 to $3.2 million in the first six months of fiscal 2004.

         Also during the last fiscal year and the first six months of fiscal 2004, we made progress in solidifying our financial condition. We overcame issues arising from the financial difficulties of our working capital lenders and were able to restructure our working capital line with one lender and extended the maturity of our facility with the other lender. We also were able to extend the terms of our subordinated debentures through the successful completion of a "pre-packaged" Chapter 11 plan of reorganization accomplished in 2003. We continue to work with our existing lenders and to explore other possible sources of financing to address these issues. See "--Financial Condition--Liquidity and Capital Resources."

         NET REVENUE. Net revenue from continuing operations for the six months ended April 30, 2004 was $69.9 million compared to $69.3 million for the same period in fiscal 2003, an increase of approximately $0.6 million, or 0.8%. The net revenue increase was offset by $0.3 million which was attributable to the La Habra facility, which we closed in July 2003. The most significant increases in net revenue when comparing the six months ended April 30, 2004 to the same period in fiscal 2003 were at the Company's Orange Imaging facilities which increased their net revenue $1.3 million, or 24%, Northridge, which increased its net revenue $0.5 million, or 20%, Los Coyotes, which increased its net revenue $0.4 million, or 15%, Vacaville, which increased its net revenue $0.4 million, or 24%, and the Ventura facilities, which increased their net revenue $0.8 million, or 19%. The increase in net revenue is primarily due to increased capitation reimbursement at the majority of these facilities. Net revenue was affected by a $2.3 million decrease in net revenue at our Tower facilities over the same period. The decrease in net revenue at our Tower facilities was attributable to disruptions arising from the dispute described under "--Significant Events--Termination of Contract with Tower Imaging Medical Group, Inc."

         OPERATING EXPENSES. Operating expenses from continuing operations for the six months ended April 30, 2004 decreased nominally by approximately $15,000 from $64.7 million for the six months ended April 30, 2003 to $64.6 million in the same period of fiscal 2004. The $64.7 million in operating expenses for the six months ended April 30, 2003 includes $0.4 million related to the La Habra facility. Our Tower facilities had a decrease in operating expenses of $2.0 million over the same period primarily due to the decrease in net revenue. During fiscal 2003, professional radiology reading fees for the Tower facilities were 17.5% of net revenue and billing was outsourced to Tower's internal group. As of October 31, 2003, we terminated our relationship with Tower, and BRMG hired physicians with fixed salaries to provide the radiology services and the billing is now done in-house.

         The following table sets forth our operating expenses from continuing operations for the six months ended April 30, 2004 and 2003 (dollars in thousands):

                                                              SIX MONTHS
                                                                 ENDED
                                                               APRIL 30,
                                                          2004            2003
                                                        --------        --------

Salaries and professional reading fees                  $31,950         $30,774
Building and equipment rental                             3,926           4,687
General administrative expenses                          17,267          16,847
                                                        --------        --------

      Total operating expenses                           53,143          52,308
Depreciation and amortization                             8,842           8,488
Provision for bad debts                                   2,653           3,860

         o SALARIES AND PROFESSIONAL READING FEES. Salaries and professional reading fees expenses increased $1.2 million from the six months ended April 30, 2003 compared to the same period in fiscal 2004. At the Company's Burbank facility, the professional fee arrangement increased in December 2003 from 18% of net revenue to 23% of net revenue resulting in an increase in the expense of $0.5 million from the six months ended April 30, 2003 to the same period in fiscal 2004. The remaining increase is primarily due to increased revenue and the related physician and employee hiring.

         o BUILDING AND EQUIPMENT RENTAL. Building and equipment rental expenses decreased $0.8 million in the six months ended April 30, 2004 compared to the same period in the prior year. The decrease was due to the conversion of equipment operating leases effective November 1, 2003 which reduced operating rental expense by approximately $0.8 million over the same period.

         o GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. The primary reason for the increase in general and administrative expenses was due to approximately $0.7 million in expenditures related to the Company's proposed bond financing which was terminated during the quarter.

         o DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.4 million during the six months ended April 30, 2004 compared to the same quarter in the prior fiscal period due to the conversion of approximately $6.0 million of equipment operating leases into capital leases effective November 1, 2003 and the amortization of the trade name intangible asset.

         o PROVISION FOR BAD DEBTS. The $1.2 million decrease in provision for bad debts from the six months ended April 30 2003 to the same period in fiscal 2004 was primarily a result of decreased bad debt write-offs and no significant payor dissolutions since fiscal 2002.

         INTEREST EXPENSE. Interest expense for the six months ended April 30, 2004 decreased approximately $0.7 million, or 7.7%, from $9.2 million in fiscal 2003 to $8.5 million in fiscal 2004. The decrease was primarily due to the net principal reduction in notes and capital leases over the two periods. At April 30, 2003, we had total notes and capital leases of approximately $158.5 million, including lines of credit liabilities. At April 30, 2004, we had approximately $151.6 million of notes and capital leases, which includes the recent conversion of equipment operating leases into capital leases of approximately $6.0 million.

         OTHER INCOME. In the six months ended April 30, 2004 and 2003, we earned other income of $71,000 and $231,000, respectively, principally comprised of professional reading income, sublease income, record copy income, deferred rent income and other miscellaneous income.

         OTHER EXPENSE. In the six months ended April 30, 2004 and 2003, we incurred other expense of $65,000 and $229,000, respectively. In fiscal 2004, the other expense was due to the write-off of charges incurred with the conversion of operating leases into capital leases in November 2003. In fiscal 2003, the other expense was primarily due to the write-off of a receivable related to the Company's Tower Heartcheck operation.

         MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES. Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the income from the Rancho Bernardo Advanced LLC for the period, which was nominal for six months ended April 30, 2004 and 2003.

         DISCONTINUED OPERATION. The income from operations of Westchester was $0.3 million for the six months ended April 30, 2003 and net revenue for the period was $2.3 million. Effective March 31, 2003, we sold our 50% share of Westchester to our joint venture partner and generated a gain on the sale of $2.9 million which was recorded in the six months ended April 30, 2003.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net revenue.

                                                               THREE MONTHS
                                                                   ENDED
                                                                 APRIL 30,
                                                            2004          2003
                                                         ---------     ---------

NET REVENUE                                                100.0%        100.0%
OPERATING EXPENSES
        Operating expenses                                  77.2          75.5
        Depreciation and amortization                       12.5          12.2
        Provision for bad debts                              3.9           5.7
                                                         ---------     ---------
                  Total operating expenses                  93.6          93.4
                                                         ---------     ---------
INCOME FROM OPERATIONS                                       6.4           6.6
OTHER EXPENSE (INCOME)
        Interest expense                                    11.8          13.0
        Other income                                        (0.1)         (0.4)
        Other expense                                       --             0.7
                                                         ---------     ---------
                  Total other expense                       11.7          13.3
                                                         ---------     ---------

LOSS BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATION                                    (5.3)         (6.7)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                0.0           0.0
                                                         ---------     ---------
LOSS FROM CONTINUING OPERATIONS                             (5.3)         (6.7)

INCOME FROM DISCONTINUED OPERATION                          --             8.7
                                                         ---------     ---------

NET INCOME (LOSS)                                           (5.3)%         2.0%
                                                         =========     =========

    THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO THREE MONTHS ENDED APRIL 30, 2003

         NET REVENUE. Net revenue from continuing operations for the three months ended April 30, 2004 was $35.9 million compared to $35.0 million for the same period in fiscal 2003, an increase of approximately $0.9 million, or 2.5%. The net revenue increase was offset by $0.1 million which was attributable to the La Habra facility, which we closed in July 2003. The most significant increases in net revenue when comparing the three months ended April 30, 2004 to the same period in fiscal 2003 were at the Company's Orange Imaging facilities which increased their net revenue $0.6 million, or 22%, Northridge, which increased its net revenue $0.3 million, or 24%, Vacaville, which increased its net revenue $0.3 million, or 34%, and the Ventura facilities, which increased their net revenue $0.3 million, or 14%. The increase in net revenue is primarily due to increased capitation reimbursement at the majority of these facilities. Net revenue was affected by a $0.8 million decrease in net revenue at our Tower facilities over the same period. The decrease in net revenue at our Tower facilities was attributable to disruptions arising from the dispute described under "--Significant Events--Termination of Contract with Tower Imaging Medical Group, Inc."

         OPERATING EXPENSES. Operating expenses from continuing operations for the three months ended April 30, 2004 increased approximately $0.9 million, or 2.7%, from $32.7 million in the same period of fiscal 2003 to $33.6 million in the same period of fiscal 2004. The $32.7 million in operating expenses for the three months ended April 30, 2003 includes $0.2 million related to the La Habra facility. Our Tower facilities had a decrease in operating expenses of $0.8 million over the same period primarily due to the decrease in net revenue. During fiscal 2003, professional radiology reading fees for the Tower facilities were 17.5% of net revenue and billing was outsourced to Tower's internal group. As of October 31, 2003, we terminated our relationship with Tower, and BRMG hired physicians with fixed salaries to provide the radiology services and the billing is now done in-house.

         The following table sets forth our operating expenses from continuing operations for the three months ended April 30, 2004 and 2003 (dollars in thousands):

                                                           THREE MONTHS ENDED
                                                                APRIL 30,
                                                          2004            2003
                                                        --------        --------

Salaries and professional reading fees                  $16,270         $15,164
Building and equipment rental                             2,005           2,357
General administrative expenses                           9,405           8,875
                                                        --------        --------
        Total operating expenses                         27,680          26,396
Depreciation and amortization                             4,477           4,273
Provision for bad debts                                   1,398           1,988

         o SALARIES AND PROFESSIONAL READING FEES. Salaries and professional reading fees expenses increased $1.1 million from the three months ended April 30, 2003 to the same period in fiscal 2004. At the Company's Burbank facility, the professional fee arrangement increased in December 2003 from 18% of net revenue to 23% of net revenue resulting in an increase in the expense of $0.3 million from the three months ended April 30, 2003 to the same period in fiscal 2004. The remaining increase is primarily due to increased revenue and the related physician and employee hiring.

         o BUILDING AND EQUIPMENT RENTAL. Building and equipment rental expenses decreased $0.4 million in the three months ended April 30, 2004 compared to the same period in the prior year. The decrease was due to the conversion of equipment operating leases effective November 1, 2003 which reduced operating rental expense by approximately $0.4 million over the same period.

         o GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. The primary reason for the increase in general and administrative expenses was due to approximately $0.7 million in expenditures related to the Company's attempt in solidifying financing with a bond offering that did not materialize.

         o DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.2 million during the three months ended April 30, 2004 compared to the same quarter in the prior fiscal period due to the conversion of approximately $6.0 million of equipment operating leases into capital leases effective November 1, 2003 and the amortization of the trade name intangible asset.

         o PROVISION FOR BAD DEBTS. The $0.6 million decrease in provision for bad debts from the three months ended April 30 2003 to the same period in fiscal 2004 was primarily a result of decreased bad debt write-offs and no significant payor dissolutions since fiscal 2002.

         INTEREST EXPENSE. Interest expense for the three months ended April 30, 2004 decreased approximately $0.3 million, or 7.3%, from $4.5 million in fiscal 2003 to $4.2 million in fiscal 2004. The decrease was primarily due to the net principal reduction in notes and capital leases over the two periods. At April 30, 2003, we had total notes and capital leases of approximately $158.5 million, including lines of credit liabilities. At April 30, 2004, we had approximately $151.6 million of notes and capital leases, which includes the recent conversion of equipment operating leases into capital leases of approximately $6.0 million.

         OTHER INCOME. In the three months ended April 30, 2004 and 2003, we earned other income of $34,000 and $137,000, respectively, principally comprised of professional reading income, sublease income, record copy income, deferred rent income and other miscellaneous income.

         OTHER EXPENSE. In the three months ended April 30, 2004 and 2003, we incurred other expense of $-0- and $229,000, respectively, which was primarily due to the write-off of a receivable related to the Company's Tower Heartcheck operation.

         MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES. Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the income from the Rancho Bernardo Advanced LLC for the period, which was nominal for three months ended April 30, 2004 and 2003.

         DISCONTINUED OPERATION. The income from operations of Westchester was $0.1 million for the three months ended April 30, 2003 and net revenue for the period was $0.9 million. Effective March 31, 2003, we sold our 50% share of Westchester to our joint venture partner and generated a gain on the sale of $2.9 million which was recorded in the three months ended April 30, 2003.

         SOURCES AND USES OF CASH

         Cash decreased for the six months ended April 30, 2004 by $28,000 and cash increased for the six months ended April 30, 2003 by $18,000.

         Cash provided by operating activities for the six months ended April 30, 2004 was $7.3 million compared to $7.4 million for the same period in 2003.

         Cash used by investing activities for the six months ended April 30, 2004 was $1.2 million compared to $0.7 million for the same period in 2003. During the six months ended April 30, 2004 and 2003, the Company purchased property and equipment of $1.2 million and $2.1 million, respectively. During the six months ended April 30, 2004, the Company purchased additional shares of DIS common stock for $35,000. During the six months ended April 30, 2003, the Company received proceeds from the sale of Westchester Imaging Group of $1.4 million.

         Cash used for financing activities for the six months ended April 30, 2004 was $6.1 million compared to $6.6 million for the same period in 2003. For the six months ended April 30, 2004 and 2003, we made principal payments on capital leases and notes payable of approximately $6.0 million and $13.2 million, respectively. During the six months ended April 30, 2004, the Company made payments to its existing lines of credit of $1.1 million, and received proceeds from the issuance of a convertible subordinated note payable of $1.0 million. During the six months ended April 30, 2003, the Company received proceeds from borrowings under existing lines of credit, new borrowings and refinancing arrangements of approximately $6.9 million, made joint venture distributions of $0.3 million and received proceeds from the issuance of common stock of approximately $28,000.

         During the first six months of fiscal 2004, we began negotiations with DVI concerning the restructuring of our outstanding notes payable and capital leases with DVI. During this period, both parties agreed that monthly scheduled principal payments would cease. Interest continues to accrue on outstanding principal balances pending completion of the negotiated settlement. During the six months ended April 30, 2004, accrued interest on notes payable and capital leases with DVI was $3.1 million.

  CONTRACTUAL COMMITMENTS

         Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

                                                                                                             THERE-
FOR THE TWELVE MONTHS ENDED APRIL 30,   2005          2006          2007          2008          2009         AFTER         TOTAL
                                     ---------     ---------     ---------     ---------     ---------     ---------     ---------
Notes payable                        $ 30,096      $ 29,006      $ 14,843      $ 10,306      $  4,368      $     --      $ 88,619
Capital leases                         22,944        18,672        14,930        11,953         6,831         1,122        76,452
Lines of credit                        13,834            --            --            --            --            --        13,834
Subordinated debentures                    --            --            --        16,215            --            --        16,215
Operating leases(1)                     7,333         6,343         5,566         4,302         3,354        12,433        39,331
Purchase obligations(2)                 2,500         2,500         1,250            --            --            --         6,250
Tower settlement                          600           474            --            --            --            --         1,074
                                     ---------     ---------     ---------     ---------     ---------     ---------     ---------
Total(3)                             $ 77,307      $ 56,995      $ 36,589      $ 42,776      $ 14,553      $ 13,555      $241,775

(1)      Primarily consists of real estate leases.

(2) Includes a three-year obligation to purchase imaging film from Fujifilm Medical Systems USA, Inc. We must purchase an aggregate of $7.5 million of film at a rate of approximately $2.5 million of film per year over the term of the agreement.

(3) Does not include our obligations under our maintenance agreement with GE Medical Systems described below.

         We are parties to an agreement with GE Medical Systems for the maintenance and repair of the majority of our medical equipment for a fee based upon a percentage of net revenues, subject to minimum aggregate net revenue requirements. The agreement expires on October 31, 2005. The annual service fee is currently the higher of 3.74% of our net revenue (less provisions for bad debts) or approximately $4.7 million. The aggregate minimum net revenue ranges from $85.0 million to $125.0 million during the term of the agreement. For the first six months of fiscal 2004, the monthly service fees were 3.74% of net revenue. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility-basis. This amount is not included in the table above. In addition, we also have obligations under employment agreements with our executive officers, which are not included in the table above.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect, among other things, management's current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward looking statements and should be evaluated as such. Without limiting the foregoing, the words, "believes, " "anticipates," "plans," "intends," "will," "expects," "should," and similar words and expressions are intended to identify forward-looking statements. Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The factors included in "Risks Relating to Our Business," among others, in our Annual Report on Form 10-K for fiscal 2003 could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES

         As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer believes that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in making known to them material information required to be included in this report. As required by Rule 13a-15(d), our management, including the Chief Executive Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this Quarterly Report, known to the Chief Executive Officer, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We have become aware that the Company has been named as a defendant with numerous other parties in an amended Complaint filed in the U.S. District Court for the Eastern District of Pennsylvania entitled IN RE DVI, INC. SECURITIES LITIGATION bearing case number 2:03-CV-005336-LDD. The legal action is styled as a class action and alleges that the Company had a special relationship with DVI (one of our primary lenders) and as a result accepted loans from DVI knowing it was assisting DVI in its alleged violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and thereby the Company violated those laws and rules as well. While the Company has not yet been served with the Complaint, the Company believes the action is without merit and intends to vigorously oppose the action.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 10.1 -- DVI Agreement as amended
         Exhibit 31.1 -- Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002
         Exhibit 32.1 -- Certification Pursuant to 18 U.S.C. Section 1350 as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On March 16, 2004 we filed a report on Form 8-K for an event on March 16, 2004 disclosing under Item 9 certain information which was provided to potential investors in an offering pursuant to Regulation S under the Securities Act of 1933 together with a press release issued in connection therewith.

         On April 19, 2004 we filed a report on Form 8-K for an event on April 16, 2004, disclosing a proposed credit facility intended to replace the offering pursuant to Regulation S under the Securities Act of 1933 together with a press release issued in connection therewith.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Primedex Health Systems, Inc.

                                       (Registrant)


June 11, 2004                          By:  /s/ HOWARD G. BERGER, M.D.
                                            ------------------------------------
                                            Howard G. Berger, M.D., Chairman,
                                            President, Chief Executive and Chief
                                            Financial Officer