Form 10-Q
period 2004-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2004-09-14
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

             [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

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

         The number of shares outstanding of the registrant's common stock as of August 30, 2004 was 41,106,813 (excluding treasury shares).

                                PART 1 -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                  CONSOLIDATED BALANCE SHEETS


                                                                 JULY 31,        OCTOBER 31,
                                                                   2004             2003
                                                              --------------   --------------

                                            ASSETS
CURRENT ASSETS
         Cash and cash equivalents                            $     272,000    $      30,000
         Accounts receivable, net                                21,528,000       25,472,000
         Unbilled receivables and other receivables               1,043,000          180,000
         Other                                                    2,969,000        2,092,000
                                                              --------------   --------------
                  Total current assets                           25,812,000       27,774,000
                                                              --------------   --------------
PROPERTY AND EQUIPMENT, NET                                      77,333,000       81,886,000
                                                              --------------   --------------
OTHER ASSETS
         Accounts receivable, net                                 1,713,000        2,033,000
         Goodwill                                                23,099,000       23,064,000
         Deferred income taxes                                    5,235,000        5,235,000
         Trade name and other                                     2,615,000        2,043,000
                                                              --------------   --------------
                  Total other assets                             32,662,000       32,375,000
                                                              --------------   --------------
                  Total assets                                $ 135,807,000    $ 142,035,000
                                                              ==============   ==============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Cash disbursements in transit                        $   2,034,000    $   2,853,000
         Accounts payable and accrued expenses                   24,472,000       24,462,000
         Notes payable to related party                              39,000        2,069,000
         Current portion of notes and leases payable             26,089,000       43,005,000
                                                              --------------   --------------
                  Total current liabilities                      52,634,000       72,389,000
                                                              --------------   --------------
LONG-TERM LIABILITIES
         Subordinated debentures payable                         16,162,000       16,215,000
         Notes payable to related party                           2,097,000          100,000
         Notes and leases payable, net of current portion       124,223,000      104,360,000
         Accrued expenses                                           506,000        1,421,000
                                                              --------------   --------------
                  Total long-term liabilities                   142,988,000      122,096,000
                                                              --------------   --------------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                      883,000          637,000
                                                              --------------   --------------
STOCKHOLDERS' DEFICIT                                           (60,698,000)     (53,087,000)
                                                              --------------   --------------
         Total liabilities and stockholders' deficit          $ 135,807,000    $ 142,035,000
                                                              ==============   ==============

           The accompanying notes are an integral part of these financial statements

                                              2

                                          PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
JULY 31,                                                           2004             2003             2004             2003
--------                                                      -------------------------------   -------------------------------

NET REVENUE                                                   $  33,900,000    $  36,340,000    $ 103,800,000    $ 105,687,000
OPERATING EXPENSES
         Operating expenses                                      27,039,000       26,412,000       79,401,000       78,720,000
         Depreciation and amortization                            4,453,000        4,213,000       13,295,000       12,701,000
         Provision for bad debts                                  1,328,000        2,162,000        3,984,000        6,022,000
                                                              --------------   --------------   --------------   --------------
         Total operating expenses                                32,820,000       32,787,000       96,680,000       97,443,000
                                                              --------------   --------------   --------------   --------------
INCOME FROM OPERATIONS                                            1,080,000        3,553,000        7,120,000        8,244,000
OTHER EXPENSE (INCOME)
         Interest expense                                         4,692,000        4,466,000       13,147,000       13,626,000
         Other income                                               (70,000)        (116,000)        (141,000)        (347,000)
         Other expense                                              741,000            3,000        1,587,000          233,000
                                                              --------------   --------------   --------------   --------------
                  Total other expense                             5,363,000        4,353,000       14,593,000       13,512,000
                                                              --------------   --------------   --------------   --------------
LOSS BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATION                                         (4,283,000)        (800,000)      (7,473,000)      (5,268,000)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                      (234,000)          (9,000)        (246,000)         (33,000)
                                                              --------------   --------------   --------------   --------------
LOSS FROM CONTINUING OPERATIONS                                  (4,517,000)        (809,000)      (7,719,000)      (5,301,000)

DISCONTINUED OPERATION
         Income from operation of Westchester Imaging Group              --               --               --          255,000
         Gain on sale of discontinued operation                          --               --               --        2,942,000
                                                              --------------   --------------   --------------   --------------
INCOME FROM DISCONTINUED OPERATION                                       --               --               --        3,197,000
                                                              --------------   --------------   --------------   --------------
NET LOSS                                                      $  (4,517,000)   $    (809,000)   $  (7,719,000)   $  (2,104,000)
                                                              ==============   ==============   ==============   ==============
BASIC AND DILUTED LOSS PER SHARE
         Loss from continuing operations                      $        (.11)   $        (.02)   $        (.19)   $        (.13)

         Income from discontinued operation                              --               --               --              .08
                                                              --------------   --------------   --------------   --------------
BASIC AND DILUTED NET LOSS PER SHARE                          $        (.11)   $        (.02)   $        (.19)   $        (.05)
                                                              ==============   ==============   ==============   ==============
WEIGHTED AVERAGE SHARES OUTSTANDING
         Basis and diluted                                       41,106,813       41,102,615       41,106,813       41,085,361
                                                              ==============   ==============   ==============   ==============

                            The accompanying notes are an integral part of these financial statements

                                                               3

                                           PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


NINE MONTHS ENDED JULY 31, 2004

                        COMMON STOCK $.01 PAR VALUE,
                       100,000,000 SHARES AUTHORIZED                 TREASURY STOCK, AT COST
                        --------------------------    PAID-IN     ------------------------------   ACCUMULATED     STOCKHOLDERS'
                           SHARES       AMOUNT        CAPITAL         SHARES          AMOUNT         DEFICIT          DEFICIT
                        ----------- -------------- -------------- --------------  --------------  --------------  --------------
BALANCE--
  OCTOBER 31, 2003      42,931,813  $     430,000  $ 100,428,000     (1,825,000)  $    (695,000)  $(153,250,000)  $ (53,087,000)

Issuance of warrant             --             --        108,000             --              --              --         108,000

Net Loss                        --             --             --             --              --      (7,719,000)     (7,719,000)
                        ----------- -------------- -------------- --------------  --------------  --------------  --------------
BALANCE--JULY 31,
  2004 (UNAUDITED)      42,931,813  $     430,000  $ 100,536,000     (1,825,000)  $    (695,000)  $(160,969,000)  $ (60,698,000)

                            The accompanying notes are an integral part of these financial statements

                                                                4

                               PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED JULY 31,                                                      2004            2003
                                                                            -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $ 12,530,000    $ 15,385,000
                                                                            -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                                   (2,105,000)     (2,493,000)
         Purchase of subsidiary common stock                                     (35,000)             --
         Proceeds from sale of imaging center                                         --       1,367,000
                                                                            -------------   -------------
                  Net cash used by investing activities                       (2,140,000)     (1,126,000)
                                                                            -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on notes and leases payable                      (11,974,000)    (19,389,000)
         Proceeds from issuance of convertible subordinated notes payable      1,000,000              --
         Borrowings on lines of credit and notes payable                         874,000       5,427,000
         Proceeds from issuance of common stock                                       --          28,000
         Purchase of subordinated debentures                                     (48,000)         (3,000)
         Joint venture distributions                                                  --        (300,000)
                                                                            -------------   -------------

                  Net cash used by financing activities                      (10,148,000)    (14,237,000)
                                                                            -------------   -------------

NET INCREASE IN CASH                                                             242,000          22,000
CASH, beginning of period                                                         30,000          36,000
                                                                            -------------   -------------

CASH, end of period                                                         $    272,000    $     58,000
                                                                            -------------   -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the period for interest                           $  7,727,000    $ 12,437,000
                                                                            -------------   -------------

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the nine months ended July 31, 2004, we converted equipment operating leases into capital leases and capitalized equipment of $5,971,000. During the nine months ended July 31, 2004 and 2003, we entered into additional capital leases or financed equipment through notes or other payables for $549,000 and $7,628,000, respectively.

         During the nine months ended July 31, 2004 and 2003, we accrued interest on notes payable and capital lease obligations of approximately $6,315,000 and $1,173,000, respectively, during the debt restructuring finalized in July 2004.

                 The accompanying notes are an integral part of these financial statements


                                                    5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements of Primedex include the accounts of Primedex, its wholly owned direct subsidiary, Radnet Management, Inc., or Radnet, and Beverly Radiology Medical Group III, or BRMG, which is a partnership of professional corporations, all collectively referred to as the Company, or we. The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc., or DIS, all wholly owned subsidiaries of Radnet; Burbank Advanced LLC and Rancho Bernardo Advanced LLC, which are majority controlled subsidiaries of Radnet. On August 26, 2004, we finalized the purchase of the minority interests of Rancho Bernardo Advanced LLC for $200,000 with an initial payment of $80,000 and twelve monthly installments of $10,000 each beginning on September 30, 2004. Interests of minority shareholders are separately disclosed in the consolidated balance sheets and consolidated statements of operations of the Company.

The operations of BRMG are consolidated with those of the Company as a result of the contractual and operational relationship among BRMG, the Company and Howard
G. Berger, M.D. The Company is considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force, or EITF, 97-2. Medical services and supervision at most of the Company's imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is a partnership of and consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, Inc., both of which are 99%-owned by Dr. Berger. Radnet provides non-medical, or technical, and administrative services to BRMG for which it receives a management fee.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 2004 and 2003 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2003.

NOTE 2--FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $26.8 million at July 31, 2004 compared to a $44.6 million deficit at October 31, 2003, and had losses from continuing operations of $4.5 million and $0.8 million during the three months ended July 31, 2004 and 2003, respectively, and had losses from continuing operations of $7.7 million and $5.3 million during the nine months ended July 31, 2004 and 2003, respectively. We also had a stockholders' deficit of $60.7 million at July 31, 2004 compared to a $53.1 million deficit at October 31, 2003.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and other contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit with an affiliate of General Electric Corporation, or GE, and an affiliate of DVI Financial Services, Inc., or DVI. We classify these lines of credit as current liabilities primarily because they are collateralized by accounts receivable and the eligible borrowing bases are classified as current assets. As of July 31, 2004 and October 31, 2003, our line of credit liabilities were $15.8 million and $14.9 million, respectively. In addition, we finance the acquisition of equipment through capital and operating leases.

As of July 31, 2004, we successfully completed our restructuring of our outstanding notes payable and capital lease obligations as evidenced by the improvement in working capital from a deficit of $44.6 million at October 31, 2003 to a deficit of $26.8 million at July 31, 2004, a $17.8 million improvement. As part of the restructuring, we entered into a new credit facility with Wells Fargo Foothill, Inc., superceding our prior arrangement with GE, providing up to $23 million of potential borrowing capacity.

Under the new Wells Fargo Foothill arrangement, due January 31, 2008, we may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000, or 80% of the liquidation value of the equipment securing the term loan. The five-year term loan must be drawn prior to December 31, 2004 with interest only payments through February 28, 2005 with the first quarterly principal payment due on March 1, 2005. As of July 31, 2004, we had not borrowed under the term loan.

Under the $20,000,000 revolver, an overadvance subline will be available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until September 30, 2005. Beginning the earlier of October 1, 2005 or when the term loan funds, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolver, we would be entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At July 31, 2004, we had $11.9 million of borrowings outstanding under the Wells Fargo Foothill line.

Advances outstanding under the revolver bear interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bear interest at the base rate plus 4.75%. Letter of credit fees bear interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as its prime rate. The line is collateralized by substantially all of our assets and requires that we meet certain financial covenants including minimum levels of EBITDA, net worth, fixed charge coverage ratios and maximum senior debt/EBITDA as well as limitations on annual capital expenditures.

We also have a line of credit with an affiliate of DVI. At July 31, 2004, we had $3.9 million outstanding under this line. Interest on the outstanding balance is payable monthly at our lender's prime rate plus 1.0%. Future borrowings under this line of credit are no longer available and the balance is being paid down by collections on historical accounts receivable and variable monthly installment payments in the future including $200,000 paid on September 2, 2004.

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after June 19, 2005 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

In July 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135 million of combined outstanding debt. Unfortunately, we were not able to secure a discount on the outstanding DVI and U.S. Bank obligations and did not obtain a gain on settlement as originally anticipated.

During the nine months ended July 31, 2004, interest and principal payments were made on existing DVI and GE debt through July 31, 2004 reducing the outstanding principal balance to $15.2 million and $54.3 million, respectively, as of July 31, 2004.

DVI's restructured note payable is five payments of interest only from July to September 2004 and November to December 2004 at 9%, 43 payments of principal and interest of $273,988, and a final balloon payment of $7.4 million on June 30, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payments are deferred, we would continue to make monthly payments of $273,988 to DVI for the next 29 months.

GE's restructured note payable is six payments of interest only at 9%, or $407,210, beginning on August 1, 2004, 40 payments of principal and interest at $1,127,067 beginning on February 1, 2005, and a final balloon payment of $21 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payments are deferred, we would continue to make monthly payments of $1,127,067 to GE for the next 20 months.

During the nine months ended July 31, 2004, interest was accrued on the outstanding obligations due U.S. Bank through July 31, 2004. U.S. Bank's restructured note payable is six payments of interest only at 9%, or $491,933, beginning on August 1, 2004, 40 payments of principal and interest of $1,055,301 beginning on February 1, 2005, and a final balloon payment of $39.7 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payments are deferred, we would continue to make monthly payments of $1,055,301 to U.S. Bank for the next 44 months.

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

         o        Optimizing operating efficiencies; and

         o        Expanding our networks.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in fiscal 2004 and 2005.

NOTE 3--ACCOUNTING POLICIES

         NET REVENUE

         The following table summarizes net revenue for the nine months ended July 31, 2004 and 2003:

                                                                 2004           2003
                                                            -------------  -------------
         Net patient service                                $ 78,457,000   $ 83,262,000
         Capitation                                           25,343,000     22,425,000
                                                            -------------  -------------

         Net revenue                                        $103,800,000   $105,687,000
                                                            -------------  -------------

         In addition, net revenue, less provision for bad debt, for the nine months ended July
31, 2004 and 2003 was:

                                                                 2004           2003
                                                            -------------  -------------
         Net patient service, less provision for bad debt   $ 74,473,000   $ 77,240,000
         Capitation                                           25,343,000     22,425,000
                                                            -------------  -------------

         Net revenue, less provision for bad debt           $ 99,816,000   $ 99,665,000
                                                            -------------  -------------

         Accounts receivable as of July 31, 2004 are presented net of allowances of approximately $55.0 million, of which $50.9 million is included in current and $4.1 million is included in noncurrent. Accounts receivable as of October
31, 2003 are presented net of allowances of approximately $60.0 million, of which $55.6 million is included in current and $4.4 million is included in noncurrent.

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

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No.
123 to stock-based employee compensation.

NINE MONTHS ENDED JULY 31,                                   2004           2003

Net loss as reported                                     $(7,719,000)   $(2,104,000)
Deduct: Total stock-based employee compensation
   expense determined under fair value-based method         (272,000)       (53,000)

Pro forma net  loss                                      $(7,991,000)   $(2,157,000)

Loss per share:
         Basic and diluted loss per share--as reported   $      (.19)   $      (.05)

         Basic and diluted loss per share--pro forma     $      (.19)   $      (.05)




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

              RISK-FREE
JULY 31,    INTEREST RATE     EXPECTED LIFE     EXPECTED VOLATILITY     EXPECTED DIVIDENDS
--------    -------------     -------------     -------------------     ------------------

 2004          3.00%            5 years              31% - 77%                 --
 2003          3.00%            5 years                108%                    --


RECLASSIFICATIONS

         Certain amounts in the 2003 and 2004 interim financial statements have been reclassified to conform to the current period presentation. These reclassifications have no impact on the reported net loss.


NOTE 4--SALES AND CLOSURES

         In March 2003, we sold our 50% share of Westchester Imaging Group for $3.0 million. The gain on the sale of Westchester was $2.9 million. Net revenue and net income for Westchester for the three months ended July 31, 2003 was $-0-. Net revenue and net income for Westchester for the nine months ended July 31, 2003 was $2.3 million and $0.3 million, respectively.

         In July 2003, we closed our La Habra facility. Net revenue and net loss for La Habra for the three months ended July 31, 2003 was $82,000 and $46,000, respectively. Net revenue and net loss for La Habra for the nine months ended July 31, 2003 was $380,000 and $125,000, respectively.

         In May 2004, we closed our North County facility and transferred the remaining CT to Palm Desert (Indio). We recognized a loss of $79,000 for the net book value of leasehold improvements at the facility. Net revenue and net income for the three months ended July 31, 2003 was $307,000 and $27,000, respectively. There was no net revenue or net income for the three months ended July 31, 2004. Net revenue and net income for the nine months ended July 31, 2003 was $937,000 and $84,000, respectively. Net revenue and net loss for the nine months ended July 31, 2004 was $49,000 and $122,000, respectively.

         At various times, we may open or close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, the patient volume from these contracts may vary, or we may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.

NOTE 5--CAPITAL TRANSACTIONS

         In December 2003, we granted options to purchase 150,000 shares to two employees at $0.46 per share. During the nine months ended July 31, 2004, we retired warrants to purchase 4,000 shares at $1.67 per share and 500 shares at $0.46 per share upon three employee terminations.

         During the nine months ended July 31, 2004, we granted 2,700,000 warrants to eight physicians of BRMG, with the individual grants ranging from 50,000 to 1,500,000. The warrants have exercise prices ranging from $0.35 to $0.70 per share.

         During the nine months ended July 31, 2004, we granted 1,075,000 warrants to two officers, one employee and one director with the individual grants ranging from 50,000 to 450,000 and have exercise prices ranging from $0.30 to $0.60 per share. During the same period, we retired warrants to purchase 323,000 shares at $0.60 per share upon one officer's termination and another employee's warrant's expiration date.

         On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after June 19, 2005 at $0.50 per share. As additional consideration for the financing, we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share and an expiration date of December 19, 2010. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

         On February 17, 2004, we filed a certificate of merger with the Delaware Secretary of State to acquire the balance of our 91% owned subsidiary, DIS, that we did not previously own. Pursuant to the terms of the merger, we are obligated to pay each stockholder of DIS, other than Primedex, $0.05 per share or approximately $60,000 in the aggregate. We believe the price per share represents the value of the minority interest. Stockholders had the right to contest the price by exercising their appraisal rights at any time through March 15, 2004. During the nine months ended July 31, 2004, we paid $35,000 to acquire 648,366 shares of DIS common stock to those shareholders responding and recorded the purchases as goodwill.


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operate a group of regional networks comprised of 54 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets which have both high-density and expanding populations, as well as attractive payor diversity.

         All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty-one of our facilities are multi-modality sites, offering various combinations of magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy services. Twenty-three of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities to help accommodate overflow in targeted demographic areas.

         We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated by the following table:

                                        PERCENTAGE OF NET REVENUE
                                            NINE MONTHS ENDED

PAYOR TYPE                              JULY 31,         JULY 31,
                                          2004             2003

Insurance (1)                              39%              41%
Managed Care Capitated Payors              24               21
-----------------                       --------         --------
Medicare/Medi-Cal                          16               15

Other (2)                                  15               16
Worker's Compensation/Personal Injury       6                7

(1) Includes Blue Cross/Blue Shield, which represented approximately 13% of our net revenue for the nine months ended July 31, 2004 and 2003.

(2) Includes co-payments, direct patient payments through contracts with physician groups and other non-insurance company payors.

         Our eligibility to provide services in response to a referral often depends on the existence of a contractual arrangement between us or the radiologists providing the professional medical services and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the nine months ended July 31, 2004 or 2003. Under our capitation agreements, we receive from the payor a predetermined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

         The principal components of our fixed operating expenses, excluding depreciation, include professional fees paid to radiologists, except those radiologists who are paid based on a percentage of revenue, compensation paid to technologists and other facility employees, expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers' compensation and employee medical. The principal components of our variable operating expenses include expenses related to equipment maintenance, medical supplies, marketing, business development and corporate overhead. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system can significantly improve our margins, while lower scan volume can result in significantly lower margins.

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

         Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 74% for the first six months of fiscal 2004 and the first nine months of fiscal 2003, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In May 2004, this percentage was adjusted to 79%. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. As of July 31, 2004, BRMG finances these receivables under a working capital facility with Wells Fargo Foothill, Inc., and regularly advances to us the funds that it draws under this working capital facility, which we use for our own working capital purposes. We repay or offset these advances with periodic payments from BRMG to us under the management agreement. We guarantee BRMG's obligations under this working capital facility.

         As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our financial statements.

FINANCIAL CONDITION

         LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $26.8 million at July 31, 2004 compared to a $44.6 million deficit at October 31, 2003, and had losses from continuing operations of $4.5 million and $0.8 million during the three months ended July 31, 2004 and 2003, respectively, and had losses from continuing operations of $7.7 million and $5.3 million during the nine months ended July 31, 2004 and 2003, respectively. We also had a stockholders' deficit of $60.7 million at July 31, 2004 compared to a $53.1 million deficit at October 31, 2003.

         We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and other contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit with an affiliate of General Electric Corporation, or GE, and an affiliate of DVI Financial Services, Inc., or DVI. We classify these lines of credit as current liabilities primarily because they are collateralized by accounts receivable and the eligible borrowing bases are classified as current assets. As of July 31, 2004 and October 31, 2003, the Company's line of credit liabilities were $15.8 million and $14.9 million, respectively. In addition, we finance the acquisition of equipment through capital and operating leases.

         As of July 31, 2004, we successfully completed our restructuring of our outstanding notes payable and capital lease obligations as evidenced by the improvement in working capital from a deficit of $44.6 million at October 31, 2003 to a deficit of $26.8 million at July 31, 2004, a $17.8 million improvement. As part of the restructuring, we entered into a new credit facility with Wells Fargo Foothill, Inc., superceding our prior arrangement with GE, providing up to $23 million of potential borrowing capacity.

         Under the new Wells Fargo Foothill arrangement, due January 31, 2008, we may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000, or 80% of the liquidation value of the equipment securing the term loan. The five-year term loan must be drawn prior to December 31, 2004 with interest only payments through February 28, 2005 with the first quarterly principal payment due on March 1, 2005. As of July 31, 2004, we had not borrowed under the term loan.

         Under the $20,000,000 revolver, an overadvance subline will be available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until September 30, 2005. Beginning the earlier of October 1, 2005 or when the term loan funds, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolver, we would be entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At July 31, 2004, we had $11.9 million of borrowings outstanding under the Wells Fargo Foothill line.

         Advances outstanding under the revolver bear interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bear interest at the base rate plus 4.75%. Letter of credit fees bear interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as its prime rate. The line is collateralized by substantially all of the Company's assets and requires the Company to meet certain financial covenants including minimum levels of EBITDA, net worth, fixed charge coverage ratios and maximum senior debt/EBITDA as well as limitations on annual capital expenditures.

         We also have a line of credit with an affiliate of DVI. At July 31, 2004, the Company had $3.9 million outstanding under this line. Interest on the outstanding balance is payable monthly at our lender's prime rate plus 1.0%. Future borrowings under this line of credit are no longer available and the balance is being paid down by collections on historical accounts receivable and variable monthly installment payments in the future including $200,000 paid on September 2, 2004.

         On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after June 19, 2005 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

         In July 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135 million of combined outstanding debt. Unfortunately, we were not able to secure a discount on the outstanding DVI and U.S. Bank obligations and did not obtain a gain on settlement as originally anticipated.

         During the nine months ended July 31, 2004, interest and principal payments were made on existing DVI and GE debt through July 31, 2004 reducing the outstanding principal balance to $15.2 million and $54.3 million, respectively, as of July 31, 2004.

         DVI's restructured note payable is five payments of interest only from July to September 2004 and November to December 2004 at 9%, 43 payments of principal and interest of $273,988, and a final balloon payment of $7.4 million on June 30, 2008 if and only if the Company's subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payments are deferred, the Company would continue to make monthly payments of $273,988 to DVI for the next 29 months.

         GE's restructured note payable is six payments of interest only at 9%, or $407,210, beginning on August 1, 2004, 40 payments of principal and interest at $1,127,067 beginning on February 1, 2005, and a final balloon payment of $21 million due on June 1, 2008 if and only if the Company's subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payments are deferred, the Company would continue to make monthly payments of $1,127,067 to GE for the next 20 months.

         During the nine months ended July 31, 2004, interest was accrued on the outstanding obligations due U.S. Bank through July 31, 2004. U.S. Bank's restructured note payable is six payments of interest only at 9%, or $491,933, beginning on August 1, 2004, 40 payments of principal and interest of $1,055,301 beginning on February 1, 2005, and a final balloon payment of $39.7 million due on June 1, 2008 if and only if theCompany's subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payments are deferred, the Company would continue to make monthly payments of $1,055,301 to U.S. Bank for the next 44 months.

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

         o        Optimizing operating efficiencies; and

         o        Expanding our networks.

         Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in fiscal 2004 and 2005.

SIGNIFICANT EVENTS

TERMINATION OF CONTRACT WITH TOWER IMAGING MEDICAL GROUP, INC.

         In February 2003, we commenced an action against Tower Imaging Medical Group, Inc., or Tower, and certain of its affiliated entities alleging Tower's breach of a covenant not to compete in our existing management agreement with them. Tower had been providing the professional medical services at our Wilshire, Roxsan and Women's facilities located in Beverly Hills. Effective October 20, 2003, as part of the final settlement of the litigation, we terminated our management agreement with Tower. We are required to pay Tower $1.5 million, comprised of 24 monthly installments of $50,000 and a final balloon payment, less a residual balance, in settlement of the action. As part of the settlement, we acquired use of the "Tower Imaging" name for the Tower facilities. We capitalized the $1.5 million payment as an intangible asset for the Tower Imaging name, and Dr. Berger has personally guaranteed our obligation to make this $1.5 million payment. The amount guaranteed declines by $40,000 per month as we make payments under the obligation. Historically, the Tower physicians were entitled to 17.5% of the collections of the Tower facilities. BRMG is now providing the professional medical services at those facilities, which we expect will result in savings of approximately $1.0 million per year in professional reading fees based upon historical Tower net revenue amounts. Since January 2004, BRMG has hired seven former key Tower radiologists in the Beverly Hills area for the Tower facilities to solidify its staffing and related referral base. We believe that with BRMG providing the professional medical services at the Tower facilities, we should not experience further significant physician turnover at those facilities.

SALE OF JOINT VENTURE INTEREST--DISCONTINUED OPERATION

         Effective March 31, 2003, we sold our 50% share of Westchester Imaging Group, or Westchester, to our joint venture partner for $3.0 million. The gain on the sale of Westchester was $2.9 million. Net revenue and net income for Westchester for the three months ended July 31, 2003 was $-0-. Net revenue and net income for Westchester for the nine months ended July 31, 2003 was $2.3 million and $0.3 million, respectively.

FACILITY CLOSURES

         In July 2003, we closed our La Habra facility. Net revenue and net loss for La Habra for the three months ended July 31, 2003 was $82,000 and $46,000, respectively. Net revenue and net loss for La Habra for the nine months ended July 31, 2003 was $380,000 and $125,000, respectively.

         In May 2004, we closed our North County facility and transferred the remaining CT to Palm Desert (Indio). The Company recognized a loss of $79,000 for the net book value of leasehold improvements at the facility. Net revenue and net income for the three months ended July 31, 2003 was $307,000 and $27,000, respectively. There was no net revenue or net income for the three months ended July 31, 2004. Net revenue and net income for the nine months ended July 31, 2003 was $937,000 and $84,000, respectively. Net revenue and net loss for the nine months ended July 31, 2004 was $49,000 and $122,000, respectively.

         At various times, we may open or close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, the patient volume from these contracts may vary, or we may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net revenue.

                                                                NINE MONTHS
                                                               ENDED JULY 31,
                                                              2004        2003
                                                            -------     -------
NET
REVENUE                                                     100.0%      100.0%
OPERATING EXPENSES
      Operating expenses                                     76.5        74.5
      Depreciation and amortization                          12.8        12.0
      Provision for bad debts                                 3.8         5.7
                                                            -------     -------
            Total operating expenses                         93.1        92.2
                                                            -------     -------
INCOME FROM OPERATIONS                                        6.9         7.8
OTHER EXPENSE (INCOME)
      Interest expense                                       12.7        12.9
      Other income                                           (0.1)       (0.3)
      Other expense                                           1.5         0.2
                                                            -------     -------

            Total other expense                              14.1        12.8
                                                            -------     -------
LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATION     (7.2)       (5.0)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                (0.2)       (0.0)
                                                            -------     -------

LOSS FROM CONTINUING OPERATIONS                              (7.4)       (5.0)

INCOME FROM DISCONTINUED OPERATION                           --           3.0
                                                            -------     -------

NET LOSS                                                     (7.4)%      (2.0)%
                                                            -------     -------


         NINE MONTHS ENDED JULY 31, 2004 COMPARED TO NINE MONTHS ENDED JULY 31, 2003

         During the last fiscal year and the first nine months of fiscal 2004, we continued our efforts to enhance our operations and expand our network. Our results for fiscal 2003 and the first nine months of fiscal 2004 were affected by the opening and integration of new facilities and the closure of underperforming operations, resolution of a contractual dispute at our Tower facilities, and our continuing focus on controlling operating expenses.

         During the year, we undertook a variety of approaches to refinance our existing notes payable and capital lease obligations and improve our liquidity. We were unsuccessful in our attempt to secure financing through a bond offering and incurred additional costs of approximately $904,000 in legal, accounting and outside rating agency fees. In addition, in the second and third quarters of fiscal 2004, we worked with a variety of lenders in our attempt to refinance our existing debt and potentially settle a portion of the outstanding balance at a discount. This was done while simultaneously working with our existing lenders extending monthly payments during the process. In the third quarter of fiscal 2004, we were not able to secure the external financing to take advantage of the discount. During this period, we incurred outside service costs primarily associated with the prospective lenders' due diligence of approximately $539,000, and incurred additional interest charges with our existing lenders during the process of approximately $554,000. These costs increased our net loss by approximately $2.0 million for the nine months ended July 31, 2004.

         As of July 31, 2004, we successfully completed our restructuring of our outstanding notes payable and capital lease obligations with our three existing lenders as evidenced by the improvement in working capital from a deficit of $44.6 million at October 31, 2003 to a deficit of $26.8 million at July 31, 2004, a $17.8 million improvement. As part of the restructuring, we entered into a new credit facility with Wells Fargo Foothill, Inc., superceding our prior arrangement with GE, providing up to $23 million of potential borrowing capacity.

         Though we have significantly improved our liquidity with the refinancing, we continue to experience net losses. We believe with our debt structure solidified, management can now concentrate its efforts on improving existing operations and profitability.

         NET REVENUE. Net revenue from continuing operations for the nine months ended July 31, 2004 was $103.8 million compared to $105.7 million for the same period in fiscal 2003, a decrease of approximately $1.9 million, or 1.8%. The net revenue decrease included $0.4 million which was attributable to the La Habra facility which we closed in July 2003, and $0.9 million attributable to the North County facility which we closed in May 2004. Net revenue, less provision for bad debt, for the nine months ended July 31, 2004 and 2003 was $99.8 million and $99.7 million, respectively.

         The most significant increases and decreases in same store net revenue when comparing the nine months ended July 31, 2004 to the same period in fiscal 2003 were at the following facilities:

                                       NET REVENUE
         SITE                       INCREASE (DECREASE)
         ----                       -------------------
         Vacaville                         25%
         Orange Imaging                    22%
         Ventura Coast                     16%
         Northridge                        16%
         Long Beach                        15%

         Lancaster / AVMRI                (14%)
         Tower                            (17%)
         Modesto                          (23%)
         San Gabriel                      (48%)

         The combined increase in net revenue for the five sites, or groups of sites, listed above was $4.6 million over last year's comparable period. The majority of these increases were due to expansion, additions of satellite x-ray facilities or improvements in capitation reimbursement and increases in referrals or contracts. The combined decrease for the five sites, or groups of sites, listed above was $5.7 million over last year's comparable period. The decrease in net revenue at our Tower facilities was attributable to disruptions arising from the dispute described under "--Significant Events--Termination of Contract with Tower Imaging Medical Group, Inc.". The decrease in net revenue at Lancaster and AVMRI was due to the termination of a capitation contract upon renewal due to pricing which we believed not to be adequate. The decrease in net revenue at Modesto and San Gabriel was due to increased competition and the related decrease in referrals.

         OPERATING EXPENSES. Operating expenses from continuing operations for the nine months ended July 31, 2004 decreased approximately $763,000 from $97.4 million for the nine months ended July 31, 2003 to $96.7 million in the same period of fiscal 2004. The decrease was offset by $1.2 million in operating expenses related to the La Habra and North County closed facilities.

         The following table sets forth our operating expenses from continuing operations for the nine months ended July 31, 2004 and 2003 (dollars in thousands):

                                                            NINE MONTHS ENDED
                                                                 JULY 31,
                                                            2004          2003
                                                          --------      --------
Salaries and professional reading fees                    $48,639       $46,298
Building and equipment rental                               5,849         7,040
General administrative expenses                            24,913        25,382

         Total operating expenses                          79,401        78,720
                                                          --------      --------
Depreciation and amortization                              13,295        12,701
Provision for bad debts                                     3,984         6,022

         o SALARIES AND PROFESSIONAL READING FEES. Salaries and professional reading fees expenses increased $1.8 million and $0.5 million, respectively, from the nine months ended July 31, 2003 compared to the same period in fiscal 2004. At our Burbank facility, the professional fee arrangement increased in December 2003 from 18% of net revenue to 23% of net revenue resulting in an increase in expense of $0.3 million from the nine months ended July 31, 2003 compared to the same period in fiscal 2004. The increase in salaries was primarily due to hiring at facilities with increased patient volume, annual raises and cost of living adjustments, and solidifying staffing at a number of centers by retaining key technologists, clinic personnel and managers. Late last year, we also began hiring radiology physician assistants ("RPA's") to help control professional reading fee expenditures and reduce the physician's time performing nonmedical clerical duties. In addition, at the Tower facilities, we incurred decreases in professional fees due to the decrease in net revenue and the early calendar 2004 hiring of its physician staff. On the other hand, Tower employees, technologists and related nonmedical personnel remained on payroll the entire period while we reorganized the practice and began to rebuild its business after the litigation.

         o BUILDING AND EQUIPMENT RENTAL. Building and equipment rental expenses decreased $1.2 million in the nine months ended July 31, 2004 compared to the same period in the prior year. The decrease was primarily due to the conversion of GE equipment operating leases effective November 1, 2003 which reduced operating rental expense by approximately $1.2 million over the same period.

         o GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses decreased $0.5 million in the nine months ended July 31, 2004 compared to the same period in the prior year. The decrease was primarily due to the decrease in net revenue.

         o DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.6 million during the nine months ended July 31, 2004 compared to the same quarter in the prior fiscal period due to the conversion of approximately $6.0 million of equipment operating leases into capital leases effective November 1, 2003 and the amortization of the trade name intangible asset.

         o PROVISION FOR BAD DEBTS. The $2.0 million decrease in provision for bad debts from the nine months ended July 31 2003 to the same period in fiscal 2004 was primarily a result of decreased bad debt write-offs and increases in capitation service revenue which does not require a bad debt provision. Net revenue, less provision for bad debt, for the nine months ended July 31, 2004 and 2003 was $99.8 million and $99.7 million, respectively.

         INTEREST EXPENSE. Interest expense for the nine months ended July 31, 2004 decreased approximately $0.5 million, or 3.5%, from $13.6 million in fiscal 2003 to $13.1 million in fiscal 2004. The decrease was primarily due to the net principal reduction in notes and capital leases over the two periods. At July 31, 2003, we had total notes and capital leases of approximately $152.7 million, including lines of credit liabilities. At July 31, 2004, we had approximately $150.3 million of notes and capital leases, which includes the recent conversion of equipment operating leases into capital leases of approximately $6.0 million. In the third quarter of fiscal 2004, we also incurred $0.6 million of additional interest related to the debt refinancing.

         OTHER INCOME. In the nine months ended July 31, 2004 and 2003, we earned other income of $141,000 and $347,000, respectively, principally comprised of professional reading income, sublease income, record copy income, deferred rent income and other miscellaneous income.

         OTHER EXPENSE. In the nine months ended July 31, 2004 and 2003, we incurred other expense of $1,587,000 and $233,000, respectively. In fiscal 2004, the increase in other expense was primarily due to approximately $0.9 million in expenditures related to our attempt to solidify financing with a bond offering that did not materialize, and $0.5 million in expenses related to prospective external lenders due diligence and existing lenders' service costs during our debt refinancing (see "Liquidity and Capital Resources"). In addition, we expensed $64,000 of charges incurred with the conversion of operating leases into capital leases in November 2003 and we expensed $79,000 to reserve for the write-off of leasehold improvements at our North County facility. In fiscal 2003, the other expense was primarily due to the write-off of a receivable related to our Tower Heartcheck operation.

         MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES. Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the income from the Rancho Bernardo Advanced LLC for the period, which was nominal for the nine months ended July 31, 2003. For the nine months ended July 31, 2004, minority interest expense was $246,000. On August 26, 2004, we consummated an agreement to pay the two radiologists at Rancho Bernardo Advanced LLC $0.2 million for their interests in the center with a down payment of $80,000 and twelve monthly installments of $10,000 beginning on September 30, 2004. The radiologists originally invested $250,000 in the center and Rancho Bernardo's inception to date losses offset the investment in minority interest income throughout the period.

         DISCONTINUED OPERATION. The income from operations of Westchester was $0.3 million for the nine months ended July 31, 2003 and net revenue for the period was $2.3 million. Effective March 31, 2003, we sold our 50% share of Westchester to our joint venture partner and generated a gain on the sale of $2.9 million which was recorded in the nine months ended July 31, 2003.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bear to net revenue.

                                                                 THREE MONTHS
                                                                ENDED JULY 31,
                                                               2004        2003
                                                              -------    -------
NET REVENUE                                                   100.0%     100.0%
OPERATING EXPENSES
    Operating expenses                                         79.8       72.7
    Depreciation and amortization                              13.1       11.6
    Provision for bad debts                                     3.9        5.9
                                                              -------    -------
         Total operating expenses                              96.8       90.2

                                                              -------    -------
INCOME FROM OPERATIONS                                          3.2        9.8
OTHER EXPENSE (INCOME)
    Interest expense                                           13.8       12.3
    Other income                                               (0.2)      (0.3)
    Other expense                                               2.2        0.0

                                                              -------    -------
         Total other expense                                   15.8       12.0

                                                              -------    -------
LOSS BEFORE MINORITY INTEREST AND DISCONTINUED OPERATION      (12.6)      (2.2)
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                  (0.7)       0.0

                                                              -------    -------
LOSS FROM CONTINUING OPERATIONS                               (13.3)      (2.2)

INCOME FROM DISCONTINUED OPERATION                               --         --
                                                              -------    -------

NET LOSS                                                      (13.3)%     (2.2)%
                                                              =======    =======

THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THREE MONTHS ENDED JULY 31, 2003

         NET REVENUE. Net revenue from continuing operations for the three months ended July 31, 2004 was $33.9 million compared to $36.3 million for the same period in fiscal 2003, a decrease of approximately $2.4 million, or 6.7%. The net revenue decrease included $0.1 million which was attributable to the La Habra facility which we closed in July 2003, and $0.3 million attributable to the North County facility which we closed in May 2004. Net revenue, less provision for bad debt, for the three months ended July 31, 2004 and 2003 was $32.6 million and $34.2 million, respectively.

         The most significant increases and decreases in same store net revenue when comparing the nine months ended July 31, 2004 to the same period in fiscal 2003 were at the following facilities:

                                              NET REVENUE
        SITE                              INCREASE (DECREASE)
        ----                              -------------------
        Orange Imaging                           18%
        Long Beach                               15%
        Vacaville                                11%
        Ventura Coast                            10%

        Tower                                   (14%)
        Modesto                                 (30%)
        Lancaster / AVMRI                       (52%)
        San Gabriel                             (60%)

         The combined increase in net revenue for the four sites, or groups of sites, listed above was $1.1 million over last year's comparable period. The majority of these increases were due to expansion, additions of satellite x-ray facilities or improvements in capitation reimbursement and increases in referrals or contracts. The combined decrease for the five sites, or groups of sites, listed above was $2.6 million over last year's comparable period. The decrease in net revenue at our Tower facilities was attributable to disruptions arising from the dispute described under "--Significant Events--Termination of Contract with Tower Imaging Medical Group, Inc.". The decrease in net revenue at Modesto and San Gabriel was due to increased competition and the related decrease in referrals. The decrease in net revenue at Lancaster and AVMRI was due to the termination of a capitation contract upon renewal due to pricing which we believed not to be adequate.

         OPERATING EXPENSES. Operating expenses from continuing operations for the three months ended July 31, 2004 increased approximately $33,000, or 0.1%, compared to the same period in fiscal 2003. The $32.8 million in operating expenses for the three months ended July 31, 2003 includes $0.4 million related to the La Habra and North County closed facilities.

         The following table sets forth our operating expenses from continuing operations for the three months ended July 31, 2004 and 2003 (dollars in thousands):

                                            THREE MONTHS ENDED
                                                 JULY 31,
                                              2004       2003
                                            -------     -------
Salaries and professional reading fees     $16,689     $15,524
Building and equipment rental                1,923       2,353
General administrative expenses              8,427       8,535

                                            -------     -------
         Total operating expenses           27,039      26,412
Depreciation and amortization                4,453       4,213
Provision for bad debts                      1,328       2,162

         o SALARIES AND PROFESSIONAL READING FEES. Salaries and professional reading fees expenses increased $0.6 million and $0.5 million, respectively, from the nine months ended July 31, 2003 compared to the same period in fiscal 2004. At our Burbank facility, the professional fee arrangement increased in December 2003 from 18% of net revenue to 23% of net revenue resulting in an increase in expense of $0.1 million from the three months ended July 31, 2003, compared to the same period in fiscal 2004. In addition, we had our first full quarter of Tower physicians on payroll. The increase in salaries was primarily due to hiring at facilities with increased patient volume, annual raises and cost of living adjustments, and solidifying staffing at a number of centers by retaining key technologists, clinic personnel and managers. Late last year, we also began hiring radiology physician assistants ("RPA's") to help control professional reading fee expenditures and reduce the physician's time performing nonmedical clerical duties.

         o BUILDING AND EQUIPMENT RENTAL. Building and equipment rental expenses decreased $0.4 million in the three months ended July 31, 2004 compared to the same period in the prior year. The decrease was due to the conversion of equipment operating leases effective November 1, 2003 which reduced operating rental expense by approximately $0.4 million over the same period.

         o GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses decreased $0.1 million in the three months ended July 31, 2004 compared to the same period in the prior year. The decrease was primarily due to the decrease in net revenue


         o DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $0.2 million during the three months ended July 31, 2004 compared to the same quarter in the prior fiscal period due to the conversion of approximately $6.0 million of equipment operating leases into capital leases effective November 1, 2003 and the amortization of the trade name intangible asset.

         o PROVISION FOR BAD DEBTS. The $0.8 million decrease in provision for bad debts from the three months ended July 31, 2003 compared to the same period in fiscal 2004 was primarily a result of decreased bad debt write-offs and increases in capitation service revenue which does not require a bad debt provision. Net revenue, less provision for bad debt, for the three months ended July 31, 2004 and 2003 was $32.6 million and $34.2 million, respectively.

         INTEREST EXPENSE. Interest expense for the three months ended July 31, 2004 increased approximately $0.2 million, or 5.1%, from $4.5 million in fiscal 2003 to $4.7 million in fiscal 2004. The increase was primarily due to $0.6 million of additional interest related to the debt refinancing offset by the net principal reduction in notes and capital leases over the two periods.

         OTHER INCOME. In the three months ended July 31, 2004 and 2003, we earned other income of $70,000 and $116,000, respectively, principally comprised of professional reading income, sublease income, record copy income, deferred rent income and other miscellaneous income.

         OTHER EXPENSE. In the three months ended July 31, 2004 and 2003, we incurred other expense of $741,000 and $3,000, respectively. The other expense for the three months ended July 31, 2004 was primarily due to approximately $0.2 million in expenditures related to our attempt to solidify financing with a bond offering that did not materialize, and $0.4 million in expenses related to prospective external lenders due diligence and existing lenders' service costs during our debt refinancing (see "Liquidity and Capital Resources"). In addition, we reserved approximately $79,000 for the write-off of leasehold improvements at our North County facility.

         MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES. Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the income from the Rancho Bernardo Advanced LLC for the period, which was nominal for the three months ended July 31 2003. For the three months ended July 31, 2004, minority interest expense was $234,000. On August 26, 2004, we consummated an agreement to pay the two radiologists at Rancho Bernardo Advanced LLC $0.2 million for their interests in the center with a down payment of $80,000 and twelve monthly installments of $10,000 beginning on September 30, 2004. The radiologists originally invested $250,000 in the center and Rancho Bernardo's inception to date losses offset the investment in minority interest income throughout the period.

SOURCES AND USES OF CASH

         Cash increased for the nine months ended July 31, 2004 and 2003 by $242,000 and $22,000, respectively.

         Cash provided by operating activities for the nine months ended July 31, 2004 was $12.5 million compared to $15.4 million for the same period in 2003.

         Cash used by investing activities for the nine months ended July 31, 2004 was $2.1 million compared to $1.1 million for the same period in 2003. During the nine months ended July 31, 2004 and 2003, we purchased property and equipment of $2.1 million and $2.5 million, respectively. During the nine months ended July 31, 2004, we purchased additional shares of DIS common stock for $35,000. During the nine months ended July 31, 2003, we received proceeds from the sale of Westchester Imaging Group of $1.4 million.

         Cash used for financing activities for the nine months ended July 31, 2004 was $10.1 million compared to $14.2 million for the same period in 2003. For the nine months ended July 31, 2004 and 2003, we made principal payments on capital leases and notes payable of approximately $12.0 million and $19.4 million, respectively, and received proceeds from borrowings under existing lines of credit, new borrowings and refinancing arrangements of $0.9 million and $5.4 million, respectively, and purchased subordinated bond debentures for $48,000 and $3,000, respectively. During the nine months ended July 31, 2004, we received proceeds from the issuance of a convertible subordinated note payable of $1.0 million. During the nine months ended July 31, 2003, we made joint venture distributions of $0.3 million and received proceeds from the issuance of common stock of approximately $28,000.

CONTRACTUAL COMMITMENTS

         Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):


FOR THE TWELVE MONTHS ENDED JULY 31,                                                            There-
                                2005         2006         2007         2008         2009        After        Total
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------

Notes payable                $ 12,136     $ 13,801     $ 13,797     $ 52,029     $     --     $     --     $ 91,763
Capital leases                 11,280       15,970       15,680       40,662           --           --       83,592
Lines of credit                15,791           --           --           --           --           --       15,791
Subordinated debentures            --           --           --       16,162           --           --       16,162
Operating leases (1)            7,301        6,412        5,551        4,203        3,365       12,093       38,925
Purchase obligations (2)        2,500        2,500          625           --           --           --        5,625
Tower settlement                  600          324           --           --           --           --          924
                             ---------    ---------    ---------    ---------    ---------    ---------    ---------
Total (3)                    $ 49,608     $ 39,007     $ 35,653     $113,056     $  3,365     $ 12,093     $252,782

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

         We are parties to an agreement with GE Medical Systems for the maintenance and repair of the majority of our medical equipment for a fee based upon a percentage of net revenues, subject to minimum aggregate net revenue requirements. The agreement expires on October 31, 2005. The annual service fee is currently the greater of 3.74% of our net revenue (less provisions for bad debts) or approximately $4.7 million. The aggregate minimum net revenue ranges from $85.0 million to $125.0 million during the term of the agreement. For the first nine months of fiscal 2004, the monthly service fees were 3.74% of net revenue. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility-basis. This amount is not included in the table above. In addition, we also have obligations under employment agreements with our executive officers, which are not included in the table above.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. We believe that the outcome of our current litigation will not have a, material adverse impact on our business, financial condition and results of operations. However, we could be subsequently named as a defendant in other lawsuits that could adversely affect us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 31.1 -- Certification Pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002
         Exhibit 31.2 -- Certification Pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002
         Exhibit 32.1 -- Certification Pursuant to 18 U.S.C. Section 1350 as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         Exhibit 32.2 -- Certification Pursuant to 18 U.S.C. Section 1350 as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On July 2, 2004, we filed on Form 8-K for an event on July 2, 2004, disclosing under Item 9 an agreement in principle to restructure our outstanding approximately $160 Million credit arrangements utilizing our current lenders.

         On August 3, 2004, we filed on Form 8-K for an event on August 2, 2004, disclosing under Item 9 our entry into a restructuring arrangement for our outstanding credit arrangements utilizing our current lenders and a new credit facility with Wells Fargo Foothill, Inc. providing up to $23 Million of borrowing capacity.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              PRIMEDEX HEALTH SYSTEMS, INC.


                              (Registrant)


September 10, 2004            By: /s/ HOWARD G. BERGER, M.D.
                                  ------------------------------------------
                                  Howard G. Berger, M.D. Chairman, President
                                  and Chief Executive Officer


September 10, 2004            By: /s/ MARK D. STOLPER
                                  ----------------------------------------
                                  Mark D. Stolper, Chief Financial Officer