Form 10-K
period 2004-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2005-01-31
CIK 790526

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                             ----------------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2004

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ~

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)   Yes [ ]  No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $12,647,303 on April 30, 2004 (the last business day of the registrant's most recently completed second quarter) based on the closing price for the common stock on the Nasdaq Over-the-Counter Bulletin Board on said date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes [X]   No [ ]

The number of shares of the registrant's common stock outstanding on January 19, 2005, was 41,106,813 shares (excluding treasury shares).

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
-------  --------

BUSINESS OVERVIEW

         We operate a group of regional networks comprised of 56 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets which have both high-density and expanding populations, as well as attractive payor diversity.

         All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty three of our facilities are multi-modality sites, offering various combinations of magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray and fluoroscopy. Twenty three of our facilities are single-modality sites, offering either X-ray or MRI. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality sites to help accommodate overflow in targeted demographic areas.

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

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 30% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in Beverly Radiology Medical Group III, or BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

         We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended October 31, 2004, we performed 946,928 diagnostic imaging scans and generated net revenue from continuing operations of $137.3 million.

The following table illustrates our work performed over the five-year period ended October 31, 2004:

                                                                                   YEAR ENDED OCTOBER 31,
                                                                         -------------------------------------------
                                                                          2000     2001     2002     2003     2004
                                                                          ----     ----     ----     ----     ----
Total number of MRI, CT and PET systems (at end of year)*                  45       52       60       63       68
Total number of scans performed*                                         600,667  690,484  877,574  947,032  946,928

----------
* Excludes discontinued operation.


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

       IMV, a provider of database and market information products and services to the analytical, clinical diagnostic, biotechnology, life science and medical imaging industries, estimates that over 21.9 million MRI procedures and 45.4 million CT procedures were conducted in the United States in 2002, representing a 22% and 15% increase over the 2001 volume of MRI and CT procedures, respectively, and that approximately 9% of those MRI procedures and 8% of those CT procedures were performed in California. IMV indicates that the number of MRI procedures in the United States has increased at a rate of 12% per year since 1998. This data is particularly relevant to us, given that revenue from MRI and CT scans constituted approximately 63% of our net revenue for the year ended October 31, 2004.

INDUSTRY TRENDS

       We believe that the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

       ESCALATING DEMAND FOR HEALTHCARE SERVICES FROM AN AGING POPULATION

       Persons over the age of 65 comprise one of the fastest growing segments of the population in the United States. According to the United States Census Bureau, this group is expected to increase as much as 14% from 2000 to 2010. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

       NEW EFFECTIVE APPLICATIONS FOR DIAGNOSTIC IMAGING TECHNOLOGY

       New technological developments are expected to extend the clinical uses of diagnostic imaging technology and increase the number of scans performed. Recent technological advancements include:

       o MRI spectroscopy, which can differentiate malignant from benign lesions;

       o MRI angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels;

       o Enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation by radiologists at remote locations; and

       o The development of combined PET/CT scanners, which combine the technology from PET and CT to create a powerful diagnostic imaging system.

       Additional improvements in imaging technologies, contrast agents and scan capabilities are leading to new non-invasive methods of diagnosing blockages in the heart's vital coronary arteries, liver metastases, pelvic diseases and vascular abnormalities without exploratory surgery. We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient and non-invasive, as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will continue the increased use of imaging services. In addition, we believe the growing popularity of elective full-body scans will further increase the use of imaging services. At the same time, we believe the industry has increasingly used upgrades to existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe this trend toward equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the horizon that will displace MRI, CT or PET as the principal advanced diagnostic imaging modalities.

       WIDER PHYSICIAN AND PAYOR ACCEPTANCE OF THE USE OF IMAGING

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

       GREATER CONSUMER AWARENESS OF AND DEMAND FOR PREVENTIVE DIAGNOSTIC SCREENING

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

DIAGNOSTIC IMAGING SETTINGS

       Diagnostic imaging services are typically provided in one of the following settings:

       FIXED-SITE, FREESTANDING OUTPATIENT DIAGNOSTIC FACILITIES

       These facilities range from single-modality to multimodality facilities and are not generally owned by hospitals or clinics. These facilities depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these facilities may compete with hospitals or clinics that have their own imaging systems to provide services to these patients. These facilities bill third-party payors, such as managed care organizations, insurance companies, Medicare or Medi-Cal. All of our facilities are in this category.

       HOSPITALS OR CLINICS

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

       MOBILE FACILITIES

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

DIAGNOSTIC IMAGING MODALITIES

       The principal diagnostic imaging modalities we use at our facilities are:

       MRI

       MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue, including the brain, spine, abdomen, heart and extremities. A typical MRI examination takes from 20 to 45 minutes. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million.

       CT

       CT provides higher resolution images than conventional X-rays, but generally not as well-defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million.

       PET

       PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. We provide PET-only services through the rental of mobile equipment at a few of our sites. Combined PET/CT systems, which we offer, blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.8 million to $2.2 million.

       NUCLEAR MEDICINE

       Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000.

       X-RAY

       X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $50,000 to $250,000.

       ULTRASOUND

       Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000.

       MAMMOGRAPHY

       Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Mammography systems are priced in the range of $70,000 to $100,000.

       FLUOROSCOPY

       Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $300,000.

COMPETITIVE STRENGTHS

       SIGNIFICANT AND KNOWLEDGEABLE PARTICIPANT IN THE NATION'S LARGEST ECONOMY

       We believe our group of regional networks of fixed-site, freestanding outpatient diagnostic imaging facilities is the largest of its kind in California, the nation's largest economy and most populous state. Our two decades of experience in operating diagnostic imaging facilities in almost every major population center in California gives us intimate, first-hand knowledge of these geographic markets, as well as close, long-term relationships with key payors, radiology groups and referring physicians within these markets.

       ADVANTAGES OF REGIONAL NETWORKS WITH BROAD GEOGRAPHIC COVERAGE

       The organization of our diagnostic imaging facilities into regional networks around major population centers offers unique benefits to our patients, our referring physicians, our payors and us.

       o We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging facilities within a particular region can access the patient appointment calendars of other facilities within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time or location preferences.

       o We have found that many third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. We believe that our regional network approach and our utilization management system make us an attractive candidate for selection as a preferred provider for these third-party payors.

       o Through our advanced information technology systems, we can electronically exchange information between radiologists in real time, enabling us to cover larger geographic markets by using the specialized training of other practitioners in our networks. In addition, many of our facilities digitally transmit to our headquarters, on a daily basis, comprehensive data concerning the diagnostic imaging services performed, which our corporate management closely monitors to evaluate each facility's efficiency. Similarly, BRMG uses our advanced information technology system to closely monitor radiologists to ensure that they consistently perform at expected levels.

       o The grouping of our facilities within regional networks enables us to easily move technologists and other personnel, as well as equipment, from under-utilized to over-utilized facilities on an as-needed basis. This results in operating efficiencies and better equipment utilization rates and improved response time for our patients.

       COMPREHENSIVE DIAGNOSTIC IMAGING SERVICES

       At each of our multi-modality facilities, we offer patients and referring physicians one location to serve their needs for multiple procedures. Furthermore, we have complemented many of our multi-modality sites with single-modality sites to accommodate overflow and to provide a full range of services within a local area consistent with demand. This can help patients avoid multiple visits or lengthy journeys between facilities, thereby decreasing costs and time delays.

       STRONG RELATIONSHIPS WITH EXPERIENCED AND HIGHLY REGARDED RADIOLOGISTS

       Our contracted radiologists generally have outstanding credentials and reputations, strong relationships with referring physicians, a broad mix of sub-specialties and a willingness to embrace our approach for the delivery of diagnostic imaging services. The collective experience and expertise of these radiologists translates into more accurate and efficient service to patients. Moreover, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups. We believe that physicians are drawn to BRMG and the other radiologist groups with whom we contract by the opportunity to work with the state-of-the-art equipment we make available to them, as well as the opportunity to receive specialized training through our fellowship programs, and engage in clinical research programs, which generally are available only in university settings and major hospitals. Also, through the use of options and warrants, we have made available to many of BRMG's key physicians the opportunity to own an equity stake in our company, which we believe further strengthens the commonality of their interests with ours.

       DIVERSIFIED PAYOR MIX

       Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of profitable revenue. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2004.

       EXPERIENCED AND COMMITTED MANAGEMENT TEAM

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

BUSINESS STRATEGY

       MAXIMIZING PERFORMANCE AT OUR EXISTING FACILITIES

       We intend to enhance our operations and increase scan volume and revenue at our existing facilities by:

       o      Establishing new referring physician and payor relationships;

       o Increasing patient referrals through targeted marketing efforts to referring physicians;

       o Adding modalities and increasing imaging capacity through equipment upgrades to existing machinery, additional machinery and relocating machinery to meet the needs of our regional markets;

       o Leveraging our multi-modality offerings to increase the number of high-end procedures performed; and

       o Building upon our capitation arrangements to obtain fee-for-service business.

       FOCUSING ON PROFITABLE CONTRACTING

       We regularly evaluate our contracts with third-party payors and radiology groups, as well as our equipment and real property leases, to determine how we may improve the terms to increase our revenues and reduce our expenses. Because many of our contracts have one-year terms, we can regularly renegotiate these contracts, if necessary. We believe our position as a leading provider of diagnostic imaging services in California, our experience and knowledge of the various geographic markets in California, and the benefits offered by our regional networks enable us to obtain more favorable contract terms than would be available to smaller or less experienced organizations.

       EXPANDING MRI AND CT APPLICATIONS

       We intend to continue to use expanding MRI and CT applications as they become commercially available. Most of these applications can be performed by existing MRI and CT systems with upgraded software and hardware enhancements. By way of example, in January 2005, we placed into service a new piece of equipment which functions in conjunction with the MRI and utilizes focused ultrasound as a completely non-invasive procedure to treat symptomatic uterine fibroids. The equipment costing $750,000 received FDA approval in late October 2004 and we are the first organization in the Western United States to acquire the equipment. We also intend to introduce applications that will decrease scan and image-reading time to increase our productivity.

       OPTIMIZING OPERATING EFFICIENCIES

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

       EXPANDING OUR NETWORKS

       We intend to expand our networks of facilities through new developments and acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. We perform extensive due diligence before developing a new facility or acquiring an existing facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

       o There is sufficient patient demand for outpatient diagnostic imaging services;

       o      We believe we can gain significant market share;

       o We can build key referral relationships or we have already established such relationships; and

       o      Payors are receptive to our entry into the market.

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

       The key features of our services include:

       o      Patient-friendly, non-clinical environments;
       o      A 24-hour turnaround on routine examinations;
       o      Interpretations within one to two hours, if needed;
       o      Flexible patient scheduling, including same-day appointments;
       o      Extended operating hours, including weekends;
       o      Reports delivered via courier, fax or email;
       o      Availability of second opinions and consultations;
       o Availability of sub-specialty interpretations at no additional charge;
       o      Standardized fee schedules by region; and
       o      Fees that are more competitive than hospital fees.

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

       At 42 of our facilities, BRMG is our contracted radiology group. At October 31, 2004, BRMG employed approximately 53 fulltime and 8 part-time radiologists. At the balance of our facilities we contract, directly or through BRMG, with other radiology groups to provide the professional medical services. Two imaging facilities previously owned by Burbank Advanced Imaging Center LLC and Rancho Bernardo Advanced Imaging Center LLC were charged a fee, for our services as manager of the limited liability companies, of 10% of the collected revenue of each company after deduction of the professional fees. In addition, as a member owning 75% of the equity interests of those limited liability companies, we were entitled to 75% of income after a deduction of all expenses, including amounts paid for medical services and medical supervision. In the fourth quarter of fiscal 2004, we purchased the interest we did not own in both centers.

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

The following are the other principal terms of our management agreement with
BRMG:

       o The agreement expires on January 1, 2014. However, the agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. In addition, either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure, and we may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG.

       o At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our facilities.

       o At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

       o If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

       o If we want to open a new facility, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

       o BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

PAYORS

       We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. These fees are paid by a diverse mix of payors, as illustrated for the year ended October 31, 2004 by the following table:

                                                                 PERCENTAGE OF
         PAYOR TYPE                                               NET REVENUE
         ----------                                               -----------

         Insurance(1)                                                 40%
         Managed Care Capitated Payors                                25%
         Medicare/Medi-Cal                                            16%
         Other(2)                                                     14%
         Workers Compensation/Personal Injury                          5%

----------
(1) Includes Blue Cross/Blue Shield, which represented 13% of our net revenue for the year ended October 31, 2004.
(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

       With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2004.

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

       o      PHYSICIAN EDUCATION

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

       o      PROSPECTIVE REVIEW

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

       o      RETROSPECTIVE REVIEW

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

       MEDICARE/MEDI-CAL

       Medicare is the national health insurance program for people age 65 or older and people under age 65 with certain disabilities. Medi-Cal is the California health insurance program for qualifying low income persons. Medicare and Medi-Cal reimburse us, directly or indirectly, including through BRMG, in accordance with the Medicare Fee Schedule, which is a schedule of rates applicable to particular services and annually adjusted upwards or downwards, typically, within a 4-8% range. Medicare patients are not responsible for any amount above the Medicare allowable amount. Medi-Cal patients are not responsible for any unreimbursed portion.

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

FACILITIES

       Through our wholly owned subsidiaries, we operate 56 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We lease the premises at which these facilities are located, with the exception of two facilities located in buildings we own. We lease the land on which both of those buildings are located.

       Our facilities are located in regional networks that we refer to as regions. Thirty three of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Twenty three of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

The following table sets forth the number of our facilities for each year during the five-year period ended October 31, 2004:

                                                                               YEAR ENDED OCTOBER 31,
                                                                    -------------------------------------------
                                                                      2000     2001    2002     2003     2004
                                                                      ----     ----    ----     ----     ----
Total facilities owned or managed (at beginning of year)               37       42      46       58       55
Facilities added by:
      Acquisition                                                       5        3       1       --       --
      Internal development                                              1        4      11        3        4
      Facilities closed or sold                                        (1)      (3)     --       (6)      (3)

Total facilities owned (at end of year)                                42       46      58       55       56

DIAGNOSTIC IMAGING EQUIPMENT

      The following table indicates as of December 31, 2004, the quantity of principal diagnostic equipment available at our facilities, by region:

                            MRI       OPEN        CT       PET/CT      MAMMO-     ULTRA-    X-RAY      NUCLEAR    TOTAL
                                       MRI                             GRAPHY     SOUND               MEDICINE
                            ---       ----       ----      ------      ------     ------    -----     --------    -----
Tower                        3          1          2          1          3          6          5          2         23
Ventura                      2          1          2          1          5          8         14          2         35
San Fernando Valley          4          3          3          1          2          6          7          1         27
Antelope Valley              1          1          1         --          1          1          2          1          8
Central California           3          3          5         --          5         11         12          2         41
Northern California          1          2          2         --         --         --          1         --          6
Orange                       2          1          1          1          3          6          4          1         19
Long Beach                   1         --          1         --          3          4          7          1         17
Northern San Diego          --          1          1         --         --         --          1         --          3
Palm Springs                 1          1          2         --          2          4          7          1         18
Inland Empire                6          1          4          1          7          8         13          2         42

         Total              24         15         24          5         31         54         73         13        239

       The average age of our MRI and CT units is less than five years, and the average age of our PET units is less than two years. The useful life of our MRI, CT and PET units is typically ten years.

INFORMATION TECHNOLOGY

       Our corporate headquarters and substantially all of our 56 facilities are interconnected through a state-of-the-art information technology system. This system, which is compliant with the Health Insurance Portability and Accountability Act of 1996, is comprised of a number of integrated applications, provides a single operating platform for billing and collections, electronic medical records, practice management and image management.

       This technology has created cost reductions for our facilities in areas such as image storage, support personnel and financial management and has further allowed us to optimize the productivity of all aspects of our business by enabling us to:

       o Capture all necessary patient demographic, history and billing information at point-of-service;

       o Automatically generate bills and electronically file claims with third-party payors;

       o      Record and store diagnostic report images in digital format;

       o Digitally transmit on a real time basis diagnostic images from one location to another, thus enabling networked radiologists to cover larger geographic markets by using the specialized training of other networked radiologists;

       o      Perform claims, rejection and collection analysis; and

       o Perform sophisticated financial analysis, such as analyzing cost and profitability, volume, charges, current activity and patient case mix with respect to each of our managed care contracts.

       Currently diagnostic reports and images are accessible via the Internet to our referring providers. We have worked with some of the larger medical groups with whom we have contracts to provide access to this content via their web portals.

PERSONNEL

       At October 31, 2004, we had a total of 610 full-time, 54 part-time and 118 per-diem employees. These numbers do not include the 53 full-time and 6 part-time radiologists or the 248 full-time and 53 part-time technologists and 191 per-diem technologists.

       We employ a site manager who is responsible for overseeing day-to-day and routine operations at each of our facilities, including staffing, modality and schedule coordination, referring physician and patient relations and purchasing of materials. In turn, our 8 regional managers and directors are responsible for oversight of the operations of all facilities within their region, including sales, marketing and contracting. The regional managers and directors, along with our directors of contracting, marketing, facilities, management/purchasing and human resources report to our chief operating officer. Our chief financial officer, director of information services and our medical director report to our chief executive officer.

       None of our employees is subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relationship with our employees is good.

MARKETING

       Our marketing team, which consists of one director of marketing, five territory sales managers and eighteen customer service representatives, three of whom are part-time, employs a multi-pronged approach to marketing:

       PHYSICIAN MARKETING

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

       PAYOR MARKETING

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

       SPORTS MARKETING PROGRAM

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

       We acquire our equipment primarily through various financing arrangements directly with an affiliate of General Electric Corporation, or GE, involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At October 31, 2004, capital lease obligations totaled approximately $67.4 million through 2009, including current installments totaling approximately $8.8 million. During fiscal 2004, we converted some of our operating leases into capital leases of approximately $6.2 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

       Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We maintain an agreement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. The fiscal 2004 and 2005 annual service fee is currently the higher of 3.74% of our net revenue (less provisions for bad debt) or approximately $4.7 million. This agreement terminates on October 31, 2005 and may be terminated earlier under specified circumstances. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis.

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

       In addition, in the past some non-radiologist physician practices have refrained from establishing their own diagnostic imaging facilities because of the federal physician self-referral legislation. Final regulations issued in January 2001 clarify exceptions to the physician self-referral legislation, which created opportunities for some physician practices to establish their own diagnostic imaging facilities within their group practices and to compete with us. In the future, we could experience significant competition as a result of those final regulations.

INSURANCE

       We maintain insurance policies with coverage that we believe are appropriate in light of the risks attendant to our business and consistent with industry practice. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all. We maintain general liability insurance and professional liability insurance in commercially reasonable amounts. Additionally, we maintain workers' compensation insurance on all of our employees. Coverage is placed on a statutory basis and responds to California's requirements.

       Pursuant to our agreements with physician groups with whom we contract, including BRMG, each group must maintain medical malpractice insurance for the group, having coverage limits of not less than $1.0 million per incident and $3.0 million in the aggregate per year.

       California's medical malpractice cap further reduces our exposure. California places a $250,000 limit on non-economic damages for medical malpractice cases. Non-economic damages are defined as compensation for pain, suffering, inconvenience, physical impairment, disfigurement and other non-pecuniary injury. The cap applies whether the case is for injury or death, and it allows only one $250,000 recovery in a wrongful death case. No cap applies to economic damages.

       We maintain a $5.0 million key-man life insurance policy on the life of Dr. Berger. We are the beneficiary under the policy.

REGULATION

     GENERAL

     The healthcare industry is highly regulated, and we can give no assurance that the regulatory environment in which we operate will not change significantly in the future. Our ability to operate profitably will depend in part upon us, and the contracted radiology practices and their affiliated physicians obtaining and maintaining all necessary licenses and other approvals, and operating in compliance with applicable healthcare regulations. We believe that healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and modify our operations from time to time as the business and regulatory environment changes. Although we intend to continue to operate in compliance, we cannot ensure that we will be able to adequately modify our operations so as to address changes in the regulatory environment.

      LICENSING AND CERTIFICATION LAWS

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

      CORPORATE PRACTICE OF MEDICINE

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

      MEDICARE AND MEDICAID FRAUD AND ABUSE

      Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended October 31, 2004, approximately 16% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid).

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

      We receive fees under our service agreements for management and administrative services, which include contract negotiation and marketing services. We do not believe we are in a position to make or influence referrals of patients or services reimbursed under Medicare or other governmental programs to radiology practices or their affiliated physicians or to receive referrals. However, we may be considered to be in a position to arrange for items or services reimbursable under a federal healthcare program. Because the provisions of the federal anti-kickback statute are broadly worded and have been broadly interpreted by federal courts, it is possible that the government could take the position that our arrangements with the contracted radiology practices implicate the federal anti-kickback statute. Violation of the law can result in monetary fines, civil and criminal penalties, and exclusion from participation in federal or state healthcare programs, any of which could have an adverse effect on our business and results of operations. While our service agreements with the contracted radiology practices will not meet a safe harbor to the federal anti-kickback statute, failure to meet a safe harbor does not mean that agreements violate the anti-kickback statute. We have sought to structure our agreements to be consistent with fair market value in arms' length transactions for the nature and amount of management and administrative services rendered. For these reasons, we do not believe that service fees payable to us should be viewed as remuneration for referring or influencing referrals of patients or services covered by such programs as prohibited by statute.

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

     Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare, Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the radiology practices. Our or the radiology practices' activities may be investigated, claims may be made against us or the radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

     CALIFORNIA ANTI-KICKBACK AND PHYSICIAN SELF-REFERRAL LAWS

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

     FEDERAL FALSE CLAIMS ACT

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

      HEALTHCARE REFORM INITIATIVES

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

      HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

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

      Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable health information. HIPAA imposes federal standards for electronic transactions with health plans, the security of electronic health information and for protecting the privacy of individually identifiable health information. Organizations such as ours were obligated to be compliant with the initial HIPAA regulations by April 14, 2003, and with the electronic data interchange mandates by October 16, 2003. The final security regulations were issued in February 2003 with a compliance date of April 2005. We believe that we are in compliance with the current requirements, but we anticipate that we may encounter certain costs associated with future compliance. A finding of liability under HIPAA's privacy or security provisions may also result in criminal and civil penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

      Although our electronic systems are HIPAA compatible, consistent with the HIPAA regulations, we cannot guarantee the enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with ours, or the interpretations of the contracted radiology practices or their affiliated physicians. A finding of liability under the HIPAA standards may result in criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, and results of operations.

     COMPLIANCE PROGRAM

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

     U.S. FOOD AND DRUG ADMINISTRATION OR FDA

     The FDA has issued the requisite premarket approval for all of the MRI and CT systems we use. We do not believe that any further FDA approval is required in connection with the majority of equipment currently in operation or proposed to be operated. Except under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, where all mammography facilities are required to be accredited by an approved non-profit organization or state agency. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards including annual inspection.

      Compliance with theses standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although the Mammography Accreditation Program of the American College of Radiology currently accredits all of our facilities, which provide mammography services, and we anticipate continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification. Congress has extended Medicare benefits to include coverage of screening mammography subject to the prescribed quality standards described above. The regulations apply to diagnostic mammography and image quality examination as well as screening mammography.

      RADIOLOGIST LICENSING

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

      INSURANCE LAWS AND REGULATION

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

ITEM 2.  PROPERTIES
-------  ----------

Information with respect to our facilities within our regional networks is as follows:

                              NUMBER OF        APPROXIMATE
REGIONAL NETWORKS           FACILITIES(1)     SQUARE FOOTAGE                LEASE EXPIRATION
-----------------           -------------     --------------                ----------------
TOWER (3):
      Roxsan                      1                8,031          Various through 2012
      Wilshire                    1               13,778          September 2018
      Women's                     1                3,830          February 2014
VENTURA (9):
      Camarillo                   2                2,035          Various Month-to-month
      Oxnard                      2                5,622          Various Month-to-month
      Thousand Oaks               2               12,914          Various through November 2007
      Ventura                     3               12,959          Various through July 2007
SAN FERNANDO VALLEY (8):
      Burbank                     2                6,500          Various through August 2008
      Northridge                  2                9,050          Various through February 2015
      Santa Clarita               2                7,293          One through June 2009; other Month-to-month
      Tarzana                     2                6,320          Various through February2009
ANTELOPE VALLEY (3):
      Antelope Valley             1                2,890          Month-to-month
      Lancaster                   2                6,827          Various through August 2005
CENTRAL CALIFORNIA (5):
      Fresno                      1                7,231          June 2008
      Modesto                     1               17,852          December 2014
      Sacramento                  1                8,083          June 2013
      Stockton                    1                4,808          December 2006
      Vacaville                   1                5,927          March 2007
NORTHERN CALIFORNIA (3):
      Emeryville                  1                2,086          June 2008
      San Francisco               1                1,240          Month-to-month
      Santa Rosa                  1                4,235          July 2011
ORANGE (5):
      Orange                      4               15,955          Various through August 2012
      Tustin                      1                2,139          January 2007
LONG BEACH (4):
      Long Beach                  4               16,338          Various through December 2006
NORTHERN SAN DIEGO (1):
      Rancho Bernardo             1                9,557          May 2012
PALM SPRINGS (5):
      Palm Desert                 3                9,024          Various through May 2006
      Palm Springs                2                9,042          June 2008
INLAND EMPIRE (10):
      Chino                       1                2,700          June 2007
      Rancho Cucamonga            3               11,128          Various through May 2009
      Riverside                   1               12,534          Various through January 2008
      San Gabriel Valley          1                2,871          December 2004
      Temecula                    4               14,496          Various through February 2011
                              --------
       TOTAL                     56
                              ========

----------
      (1) Includes leased facilities and three facilities operated pursuant to managed care capitation agreements.

      Our corporate headquarters are located in adjoining premises at 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, in approximately 16,500 square feet occupied under leases, which expire on June 30, 2007. In addition, we lease 33,987 square feet of warehouse and other space under leases, which expire at various dates between May 2005 and February 2011.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

    We are involved in the following litigation:

    (a)  In Re DVI, Inc. Securities Litigation
         United States District Court, Eastern District of PA, Docket No.
         ----------------------------------------------------------------
         2:03-CV-05336-LDD
         -----------------

         This is a class action securities fraud case under Section 10(b) of the Securities Exchange Act and Rule 10b-5. It was brought by shareholders of DVI, Inc. ("DVI"), one of our former major lenders, against DVI officers and directors and a number of third party defendants, including us. The case arises from bankruptcy proceedings instituted by DVI in August 2003. We were named as a defendant in the Third Amended Complaint filed in July 2004.

         The putative plaintiff class consists of those persons who purchased or otherwise acquired DVI, Inc. securities between August of 1999 and August of 2003. Plaintiffs allege that in 2000, we acquired from a third party one or more unprofitable imaging centers in order to help DVI conceal the fact that existing DVI loans on the centers were delinquent. Plaintiffs argue that we should have known that DVI was engaging in fraudulent practices to conceal losses, and our alleged "lack of due diligence" in investigating DVI's finances in the course of these acquisitions amounted to complicity in deceptive and misleading practices.

         This matter is in the initial pleading stages. We intend to vigorously contest the allegations and have filed a motion to dismiss the Third Amended Complaint for failure to state a claim. No hearing date has been set, but an initial ruling on our motion to dismiss is expected in early 2005.

    (b)  Fleet Nat'l Bank v. Boyle et. al., U.S. District Court for the Eastern
         ----------------------------------------------------------------------
         District of Pennsylvania, Docket No. 04-CV-1277
         -----------------------------------------------

         This case is related to In re DVI Securities Litigation, but was filed by several of DVI's lenders. It, too, arises from the DVI bankruptcy (referenced in the matter above) and was brought against DVI officers and directors and a number of third party defendants, including us. We were named in the First Amended Complaint filed in this action in September 2004.

         The plaintiff alleges violations of the Racketeering Influenced and Corrupt Organizations Act, 18 U.S.C. 1961 et seq., ("RICO"), and common-law claims, including conspiracy to commit fraud, tortious interference with a contract, conspiracy to commit tortious interference with a contract, conspiracy to commit conversion and aiding and abetting fraud. Plaintiffs allege that in 2000, we acquired from a third party one or more unprofitable imaging centers in order to help DVI conceal the fact that existing DVI loans on the centers were delinquent.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matters to a vote of security holders during the fourth fiscal quarter of fiscal 2004.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------
         AND ISSUER OF PURCHASES OF EQUITY SECURITIES
         ---------------------------------------------

       Our common stock is quoted on the Nasdaq Over-the-Counter, or OTC, Bulletin Board under the symbol "PMDX.OB". The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the National Quotation Bureau, Inc. Such quotations reflect interdealer prices without adjustment for retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

               QUARTER ENDED                                  LOW     HIGH
               -------------                                  ---     ----

               January 31, 2004                              $0.40   $0.71
               April 30, 2004                                 0.41    0.70
               July 31, 2004                                  0.27    0.45
               October 31, 2004                               0.30    0.67

               January 31, 2003                               0.36    0.76
               April 30, 2003                                 0.19    0.45
               July 31, 2003                                  0.19    0.38
               October 31, 2003                               0.15    0.50

       The last reported closing high and low prices for our common stock on the OTC Bulletin Board on January 19, 2005 were $0.58 and $0.56, respectively. As of January 10, 2005, the number of holders of record of our common stock was 3,986. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that customers of these broker-dealers beneficially own these shares and that the number of beneficial owners of our common stock is substantially greater than 3,986.

       We did not pay dividends in fiscal 2003 or 2004 and we do not expect to pay any dividends in the foreseeable future.

CONVERTIBLE SUBORDINATED DEBENTURES

       At October 31, 2004, we had $16.2 million convertible subordinated debentures outstanding which mature June 30, 2008 and bear interest, payable quarterly, at an annual rate of 11.5%. The debentures are convertible into our common stock at a price of $2.50 per share.

RECENT SALES OF UNREGISTERED SECURITIES

       During the fiscal year ended October 31, 2004, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

   o In December 2003, we issued to one of BRMG's radiologists a five-year warrant exercisable at a price of $0.41 per share, which was the public market closing price for our common stock on the transaction date, to purchase 100,000 shares of our common stock.

   o In December 2003, we issued to two of BRMG's radiologists/directors five-year warrants exercisable at a price of $0.46 per share, which was the public market closing price for our common stock on the transaction date, to purchase a combined 2,000,000 shares of our common stock.

   o In December 2003, we issued to one of our external lenders a five-year warrant exercisable at a price of $0.50 per share, which was the public market closing price for our common stock on the transaction date, to purchase 500,000 shares of our common stock.

   o In January 2004, we issued to one of BRMG's radiologists a five-year warrant exercisable at a price of $0.55 per share, which was the public market price closing price for our common stock on the transaction date, to purchase 100,000 shares of our common stock.

   o In January 2004, we issued to two of BRMG's radiologists five-year warrants exercisable at a price of $0.65 per share, which was the public market closing price for our common stock on the transaction date, to purchase a combined 200,00 shares of our common stock.

   o In January 2004, we issued to one of BRMG's radiologists a five-year warrant exercisable at a price of $0.70 per share, which was the public market closing price for our common stock on the transaction date, to purchase 200,000 shares of our common stock.

   o In March 2004, we issued to two of our independent directors five-year warrants exercisable at $0.60 per share, which was the public market price for our common stock on the transaction date, to purchase a combined 100,000 shares of our common stock.

   o In July 2004, we issued to two of our officers five-year warrants exercisable at $0.30 per share, which was the public market price for our common stock on the transaction date, to purchase a combined 850,000 shares of our common stock.

   o In August 2004, we issued to one of BRMG's radiologists a five-year warrant exercisable at a price of $0.35 per share, which was the public market price for our common stock on the transaction date, to purchase 100,000 shares of our common stock.

   o In September 2004, we issued to one of our independent directors a five-year warrant exercisable at a price of $0.49 per share, which was the public market closing price for our common stock on the transaction date, to purchase 50,000 shares of our common stock.


EQUITY COMPENSATION PLAN INFORMATION

       The following table summarizes information with respect to options, warrants and other rights under our equity compensation plans at October 31, 2004:

                                                     NUMBER OF SECURITIES                                NUMBER OF SECURITIES
                                                      TO BE ISSUED UPON         WEIGHTED-AVERAGE         REMAINING AVAILABLE
                                                         EXERCISE OF            EXERCISE PRICE OF        FOR FUTURE ISSUANCE
                                                     OUTSTANDING OPTIONS       OUTSTANDING OPTIONS          UNDER EQUITY
        PLAN CATEGORY                                WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       COMPENSATION PLANS
        -------------                                -------------------       -------------------       ------------------

Equity compensation plans approved by security
  holders(1)                                              1,201,417                 $ 0.47                   1,289,084
Equity compensation plans not approved by security
  holders                                                12,004,770                 $ 0.61                      N/A
                                                       -------------              ---------                ------------

     Total                                               13,206,187                 $ 0.59                   1,289,084
                                                       =============              =========                ============

----------
(1) 500,000 options at $0.40 per share to one employee expiring in March 2005 remain outstanding under the Incentive Plan, as defined in "Executive Compensation - Stock Incentive Plans." We no longer issue any options under our Incentive Plan.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
-------  ------------------------------------

       The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for each of the years in the three year period ended October 31, 2004 and the consolidated balance sheet data set forth below as of October 31, 2003 and 2004 are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended October 31, 2000 and 2001, and the consolidated balance sheet data set forth below as of October 31, 2000, 2001 and 2002 are derived from our audited consolidated financial statements not included herein. The selected historical consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       The financial data set forth below and discussed in this Annual Report are derived from the consolidated financial statements of Primedex, its subsidiaries and certain affiliates. As a result of the contractual and operational relationship among BRMG, Dr. Berger and us, we are considered to have a controlling financial interest in BRMG pursuant to guidance issued by the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, in EITF's release 97-2. Due to the deemed controlling financial interest, we are required to include BRMG as a consolidated entity in our consolidated financial statements. This means, for example, that revenue generated by BRMG from the provision of professional medical services to our patients, as well as BRMG's costs of providing those services, are included as net revenue in our consolidated statement of operations, whereas the management fee that BRMG pays to us under our management agreement with BRMG is eliminated as a result of the consolidation of our results with those of BRMG. Also, because BRMG is a consolidated entity in our financial statements, any borrowings or advances we have received from or made to BRMG are not reflected in our consolidated balance sheet. If BRMG were not treated as a consolidated entity in our consolidated financial statements, the presentation of certain items in our income statement, such as net revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties.

                                                                        YEAR ENDED OCTOBER 31,
                                                ----------------------------------------------------------------------
                                                   2000           2001           2002           2003           2004
                                                   ----           ----           ----           ----           ----
 STATEMENT OF OPERATIONS DATA:                                          (DOLLARS IN THOUSANDS)
   Net revenue                                  $  84,483      $ 107,567      $ 134,078      $ 140,259      $ 137,277
   Operating expenses:
        Operating expenses                         60,121         75,457        102,286        106,078        105,828
        Depreciation and amortization               8,210         10,315         15,010         16,874         17,762
        Provision for bad debts                     2,476          3,851          6,892          4,944          3,911
   Income (loss) from continuing operations         2,090         13,813         (6,435)        (5,464)       (14,576)
   Income from discontinued operation                 524            688            884          3,197             --
   Net income (loss)                                2,614         14,501         (5,551)        (2,267)       (14,576)

   BALANCE SHEET DATA:

   Cash and cash equivalents                    $      36      $      40      $      36      $      30      $       1
   Total assets                                    90,625        128,429        151,639        142,035        127,451
   Total long-term liabilities                     82,693        110,188        121,830        122,096        139,980
   Total liabilities                              151,538        174,071        202,560        195,122        195,006
   Working capital (deficit)                      (44,588)       (26,987)       (44,668)       (44,615)       (32,172)
   Stockholders' equity (deficit)                 (60,913)       (45,642)       (50,921)       (53,087)       (67,555)


                                                          21

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

OVERVIEW

      We operate a group of regional networks comprised of 56 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets, which have both high-density and expanding populations, as well as attractive payor diversity.

      All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty three of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Twenty three of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality sites near multi-modality sites to help accommodate overflow in targeted demographic areas.

     We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended October 31, 2004, we derived 63% of our net revenue from MRI and CT scans. Over the past three fiscal years, we have increased net revenue primarily through acquisitions, expansions of existing facilities, upgrades in equipment and development of new facilities.

      The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the year ended October 31, 2004 by the following table:

                                                                   PERCENTAGE OF
      PAYOR TYPE                                                    NET REVENUE
      ----------                                                    -----------

        Insurance(1)                                                     40%
        Managed Care Capitated Payors                                    25
        Medicare/Medi-Cal                                                16
        Other(2)                                                         14
        Workers Compensation/Personal Injury                              5

----------
(1) Includes Blue Cross/Blue Shield, which represented 13% of our net revenue for the year ended October 31, 2004.
(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

       Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services or us and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2004. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

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

       For a discussion of other factors that may have an impact on our business and our future results of operations, see "Risks Related to our Business."


OUR RELATIONSHIP WITH BRMG

       Howard G. Berger, M.D. is our President and Chief Executive, a member of our Board of Directors, and owns approximately 30% of Primedex's outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than providing such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups.

       Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at October 31, 2004, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG finances these receivables under a working capital facility with Wells Fargo Foothill and regularly advances to us the funds that it draws under this working capital facility, which we use for our own working capital purposes. We repay or offset these advances with periodic payments from BRMG to us under the management agreement. We guarantee BRMG's obligations under this working capital facility.

       As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements. See "Selected Consolidated Financial Data."


FINANCIAL CONDITION

       LIQUIDITY AND CAPITAL RESOURCES

       We had a working capital deficit of $32.2 million at October 31, 2004 and had losses from continuing operations of $5.5 million and $14.6 million during fiscal 2003 and 2004, respectively. The loss in fiscal 2004 includes a $5.2 million expense resulting from the increase in the valuation allowance for deferred income taxes. We also had a stockholders' deficit of $67.6 million at October 31, 2004. We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with Wells Fargo Foothill. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because is is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases.

       During fiscal 2004, we took the actions described below to continue to fund our obligations. In addition, some of our plans to provide the necessary working capital in the future are summarized below.

       BRMG and Wells Fargo Foothill are parties to a credit facility under which BRMG may borrow the lesser of 85% of the net collectible value eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. The five-year term loan must be drawn prior to December 31, 2004 with interest only payments through February 28, 2005 with the first quarterly principal payments due on March 1, 2005. As of December 31, 2004, we had not borrowed under the term loan.

       Under the $20,000,000 revolving loan, an overadvance subline will be available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until September 30, 2005. Beginning the earlier of October 1, 2005 or when the term loan funds, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we are entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At October 31, 2004, we had $7.1 million of available borrowing under the Wells Fargo Foothill revolving loan.

       Advances outstanding under the revolving loan bear interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bear interest at the base rate plus 4.75%. Letter of credit fees bear interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as it prime rate. The line is collateralized by substantially all of the Company's assets and requires the Company to meet certain financial covenants including minimum levels if EBITDA, net worth, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

       We also had a line of credit with an affiliate of DVI. At October 31, 2004, the Company had $3.4 million outstanding under this line. Interest on the outstanding balance was payable monthly at our lender's prime rate plus 1.0%. Future borrowings under this line of credit were no longer available and the balance was being paid down by collections on historical accounts receivable and variable monthly installment payments in the future. Subsequent to year-end, we and Post Advisory Group, LLC, a Los Angeles-based investment advisor, issued $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008.

       On December 19, 2003, we issued a $1.0 million convertible subordinate note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after June 19, 2005 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

       In July 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135 million of combined outstanding debt.

       At the time of the debt restructuring, outstanding principal balances for DVI and GE were $15.2 million and $54.3 million respectively.

       DVI's restructured note payable is six payments of interest only from July to December 2004 at 9%, 41 payments of principal and interest of $273,988, and a final balloon payment of $7.6 million on June 1, 2008 if and only if the Company's subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payment is deferred, the Company would make monthly payments of $290,785 to DVI for the next 29 months. Effective November 30, 2004, Post Advisory Group, LLC, ("Post"), acquired the DVI note payable and the indebtedness was restructured by Post and the Company. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to the Company over the term of the new obligation, but it will defer cash outlays of approximately $1.3 million per year until its maturity.

       GE's restructured note payable is six payments of interest only at 9%, or $407,210, beginning on August 1, 2004, 40 payments of principal and interest at $1,127,067 beginning on February 1, 2005, and a final balloon payment of $21 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payment is deferred, we will continue to make monthly payments of $1,127,067 to GE for the next 20 months.

       At the time of the debt restructuring, the outstanding principal balance, including accrued interest, due U.S. Bank was $65.6 million. U.S. Bank's restructured note payable is six payments of interest only at 9%, or $491,933, beginning on August 1, 2004, 40 payments of principal and interest of $1,055,301 beginning on February 1, 2005, and a final balloon payment of $39.7 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payment is deferred, we will continue to make monthly payments of $1,055,301 to U.S. Bank for the next 44 months.

       In addition, during fiscal 2003, in order to provide us additional liquidity, Dr. Berger advanced to us $1.0 million, some of our executive officers have forgone a portion of their salary, an affiliate of GE began making short-term working capital loans in the amount of $0.2 million per month for nine months, and we sold Westchester Imaging Group for net cash proceeds of approximately $1.4 million. See "Significant Events - Sale of Joint Venture Interest - Discontinued Operation".

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

       Our business strategy with regard to operations will focus on the following:

              o      Maximizing performance at our existing facilities;
              o      Focusing on profitable contracting;
              o      Expanding MRI and CT applications
              o      Optimizing operating efficiencies; and
              o      Expanding our networks.

       Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in fiscal 2005.

SOURCES AND USES OF CASH

      Cash decreased for fiscal 2004 and 2003 by $29,000 and $6,000, respectively.

       Cash provided by operating activities for the year ended October 31, 2004 was $17.1 million compared to $22.0 million for the same period in 2003. The primary reason for the decrease in cash was due to reductions in accounts payable and accrued expenses in fiscal 2004 of $2.8 million compared to an increase in these same liabilities in fiscal 2003 of $3.2 million. Fiscal 2003 results include cash used by the discontinued operation of $0.8 million. In addition, imputed interest expense increased approximately $5.1 million for the year ended October 31, 2004 compared to the same period in 2003. Imputed interest is interest accrued and unpaid on outstanding notes and capital lease obligations, as well as interest on capitalized debt restructuring charges which are amortized over the term of the new note payable or capital lease obligation. During the first three quarters of fiscal 2004, we deferred payments on the majority of our notes payable with DVI while negotiating with external third parties and the existing lender.

       Cash used by investing activities for fiscal 2004 was $3.8 million compared to $1.7 million for the same period in 2003. For fiscal 2004 and 2003, we purchased property and equipment for approximately $3.8 million and $3.1 million, respectively, and received proceeds from the sale of facilities of $1.4 million in fiscal 2003 and purchased additional DIS common stock for $35,000 in fiscal 2004. The cash received from the sale of facilities in fiscal 2003 was for the discontinued operation.

       Cash used for financing activities for fiscal 2004 was $13.3 million compared to $20.3 million for the same period in 2003. For fiscal 2004 and 2003, we made principal payments on capital leases, notes payable and lines of credit of approximately $13.2 million and $25.7 million, respectively, reduced cash disbursements in transit by $0.3 million and $1.7 million, respectively, received proceeds from borrowings under existing lines of credit and refinancing arrangements of approximately $1.0 million and $7.4 million, respectively, purchased subordinated debentures for approximately $60,000 and $3,000, respectively, made payments to limited partners of $650,000 and $300,000 respectively, and received proceeds from the issuance of common stock of approximately $0 and $28,000, respectively.

       Cash used for financing the discontinued operation, included above, for fiscal 2003 was $0.6 million. The payments were for principal payments on capital leases and joint venture distributions.

CONTRACTUAL COMMITMENTS

      Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

                                                                                               THERE-
                               2005         2006         2007         2008         2009        AFTER        TOTAL
                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Notes payable*              $ 13,975     $ 13,999     $ 13,999     $ 49,317           --           --     $ 91,290
Capital leases*               14,635       16,147       15,987       36,553          319           --       83,641
Lines of credit               14,011           --           --           --           --           --       14,011
Subordinated debentures           --           --           --       16,147           --           --       16,147
Operating leases               6,922        6,025        4,980        3,873        3,254       12,822       37,876
Purchase obligations(1)        2,500        2,500           --           --           --           --        5,000
Tower settlement                 600          174           --           --           --           --          774
Other obligations(2)           1,251           --           --           --           --           --        1,251
------                      ---------    ---------    ---------    ---------    ---------    ---------    ---------

TOTAL(3)                    $ 53,894     $ 38,845     $ 34,966     $105,890     $  3,573     $ 12,822     $249,990

----------
*      Includes interest.
(1) Includes a three-year obligation to purchase imaging film from Fuji. We must purchase an aggregate of $7.5 million of film at a rate of approximately $2.5 million per year over the term of the agreement in which one year has already been completed.
(2) Other short-term obligations related to buyouts of the limited liability Company minority interests in Rancho Bernardo and Burbank and other assets.
(3) Does not include our obligation under our maintenance agreement with GE Medical Systems described below.


      We are parties to an agreement with GE Medical Systems for the maintenance and repair of the majority of our medical equipment for a fee based upon a percentage of net revenues, subject to minimum aggregate net revenue requirements. The agreement expires on October 31, 2005. The annual service fee is currently the higher of 3.74% of our net revenue (less provisions for bad debt) or approximately $4.7 million. The aggregate minimum net revenue ranges from $85.0 million to $125.0 million during the term of the agreement. For fiscal 2004 and 2005 the monthly service fees were 3.74% of net revenue with a minimum net revenue of $125.0 million. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis.


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

     REVENUE RECOGNITION

     Revenue is recognized when diagnostic imaging services are rendered. Revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of managed care contract pricing and historical collection information. We operate 56 facilities, each of which has multiple managed care contracts and a different patient mix. We review the estimated contractual allowance rates for each diagnostic imaging facility on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. Depending on the changes we make in the contractual allowance rates, net revenue may increase or decrease.

      ACCOUNTS RECEIVABLE

      Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers or directly to patients. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for bad debts based upon any specific payor collection issues that we have identified and our historical experience. For fiscal 2002, 2003 and 2004 our provision for bad debts as a percentage of net revenue was 5.1%, 3.6% and 2.8% respectively.

      DEFERRED TAX ASSETS

      We evaluate the realizability of the net deferred tax assets and assess the valuation allowance periodically. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required. Even though we expect to utilize our net operating loss carry forwards in the future, the last three fiscal year losses and available evidence cause the valuation of our net deferred tax assets to be uncertain in the near term. As of October 31, 2004, we have fully allowed for our net deferred tax assets.

     VALUATION OF GOODWILL AND LONG-LIVED ASSETS

     Our net goodwill at October 31, 2004 was $23.1 million. Goodwill is recorded as a result of our acquisition of operating facilities. The operating facilities are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

     Our long-lived assets at October 31, 2004 consist of net property and equipment of $77.3 million and other net intangible assets of $1.7 million. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.

     For each of the three years in the period ended October 31, 2004, we recorded no impairment of goodwill or property and equipment. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of these assets.


SIGNIFICANT EVENTS

     SALE OF JOINT VENTURE INTEREST - DISCONTINUED OPERATION

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

     Westchester's results from fiscal 2000 to fiscal 2003 were as follows:

                            2000           2001           2002           2003(1)
                         ----------     ----------     ----------     ----------

Net revenue              $3,482,000     $4,270,000     $5,203,000     $2,230,000

Operating expenses        2,561,000      3,112,000      3,777,000      1,703,000

Net income                  524,000        688,000        884,000        255,000

----------
(1)  Represents operations through March 31, 2003


     FACILITY OPENINGS

     In January 2004, we entered into a new building lease for approximately 3,963 square feet of space in Murrietta, California, near Temecula. The center opened in December 2004 and offers MRI, CT, PET and x-ray services. The equipment was financed by GE. At October 31, 2004, we had used existing lines of credit for the payment of approximately $840,000 in leasehold improvements for Murietta.

     In December 2002, we opened an imaging center in Rancho Bernardo, California. Prior to its opening, in late November 2001, we entered into a new building lease arrangement for 9,557 square feet in Rancho Bernardo in anticipation of opening the new multi-modality imaging center. The center was 75%-owned by us and 25%-owned by two physicians who invested $250,000. Effective July 31, 2004, we purchased the 25% minority interest from the two physicians for $200,000 which consisted of an $80,000 down payment and monthly payments of $10,000 due from September 2004 to August 2005. There was no goodwill recorded in the transaction.

     In the second quarter of fiscal 2002, we entered into two new building leases for approximately 10,000 square feet of space in the building across the street from its Orange Imaging Center to open Orange Advanced Imaging Center and Orange Women's Center. The centers opened in late September 2002. Orange Advanced provides MRI, PET, nuclear medicine and X-ray services, and Orange Women's provides ultrasound and mammography services.

     Effective May 1, 2002, we acquired certain assets and liabilities of Grove in Rancho Cucamonga, California for the assumption of approximately $1,454,000 of outstanding obligations to DVI. The center provides MRI, CT, ultrasound, mammography and X-ray services.

     Effective January 1, 2002, we entered into a new capitation arrangement with Primecare Medical Group for approximately 62,000 covered lives, primarily benefiting the Company's Temecula facility. We entered into two new building leases in Sun City and Lake Elsinore, California, which provide X-ray services to support the new contract. In January 2003, we closed the Lake Elsinore facility and moved the location to nearby Wildomar, California.

     In January 2002, we opened Tarzana Advanced Imaging Center, which provides MRI, CT and PET services.

     In late November 2001, we opened Burbank, which provides MRI, CT, ultrasound and X-ray services. Burbank was 75%-owned by us and 25%-owned by two physicians. Effective September 30, 2004, we purchased the 25% minority interest from the two physicians for $1,090,000 which consisted of a $500,000 down payment and monthly payments of $60,000 due from October 2004 to May 2005, and monthly payments of $55,000 due from June to July 2005. There was no goodwill recorded in the transaction.

     In addition, during fiscal 2003, upon entering into new capitation arrangements, we opened two facilities adjacent to our Burbank and Santa Clarita facilities to provide X-ray services. In fiscal 2004, we opened an additional three satellite facilities servicing our Northridge, Rancho Cucamonga and Thousand Oaks centers.

     FACILITY CLOSURES

     In early fiscal 2004, we first downsized and later closed our North County facility. The center's location was no longer productive and business could be sent to our facility in Rancho Bernardo. The equipment was moved to other locations and our leasehold improvements were written off. During the years ended October 31, 2002, 2003 and 2004, the center generated net revenue of $1,527,000, $1,067,000 and $49,000, respectively. During the year ended October 31, 2004, the center incurred a net loss of $122,000, and during the years ended October 31, 2002 and 2003, the center generated net income of $151,000 and $33,000, respectively.

     In addition, during fiscal 2004, we closed two satellite facilities servicing our Antelope Valley and Lancaster regions.

     In July 2003, we closed our La Habra facility. The center's location was no longer a productive asset in our network and business could be sent to our facilities in Orange County. The equipment was moved to other locations or returned to the vendor and its leasehold improvements were written off. During the years ended October 31, 2002 and 2003, the center generated net revenue of $1,542,000 and $368,000, respectively, and generated net income of $281,000 for the year ended October 31, 2002, and incurred a net loss of $155,000 for the year ended October 31, 2003.

     Due to low volume, RadNet Heartcheck Management, Inc., one of our subsidiaries, ceased doing business in early fiscal 2003. We wrote-off a receivable related to Heartcheck of approximately $0.2 million during fiscal 2003.


     TERMINATION OF CONTRACT WITH TOWER IMAGING MEDICAL GROUP, INC.

     In February 2003, we commenced an action against Tower Imaging Medical Group, Inc., or Tower, and certain of its affiliated entities alleging Tower's breach of a covenant not to compete in our existing management agreement with them. Tower had been providing the professional medical services at our Wilshire, Roxsan and Women's facilities located in Beverly Hills. Effective October 20, 2003, as part of the final settlement of the litigation, we terminated our management agreement with Tower. We are required to pay Tower $1.5 million, comprised of 24 monthly installments of $50,000 and a final balloon payment, less a residual balance, in settlement of the action. As part of the settlement, we acquired use of the "Tower" name for our Beverly Hills facilities. We capitalized the $1.5 million payment as an intangible asset for the "Tower" name, which was offset by a related $1.5 million of accrued expense. At October 31, 2004, we still owed approximately $775,000 to Tower. Dr. Berger has personally guaranteed our obligation to make this payment. The amount guaranteed declines by $40,000 per month as we make payments under the obligation. Historically, the Tower physicians were entitled to 17.5% of the collections. BRMG is now providing the professional medical services at those facilities, which we expect will result in savings of approximately $1.0 million per year in professional reading fees at historical net revenue levels. Since January 2004, BRMG rehired seven former key Tower radiologists in the Beverly Hills area for the Tower facilities to solidify its staffing and related referral base. We believe that with BRMG providing the professional medical services at the Tower facilities, we should not experience further significant physician turnover at those facilities.


     DEBT RESTRUCTURING

     During fiscal 2004, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. For a discussion of these efforts, see "Financial Condition
- Liquidity and Capital Resources."

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                                                                       YEAR ENDED OCTOBER 31,
                                                                 ---------------------------------
                                                                   2002         2003         2004
                                                                 -------      -------      -------
Net revenue                                                       100.0%       100.0%       100.0%

Operating expenses:
      Operating expenses                                           76.3         75.6         77.1
      Depreciation and amortization                                11.2         12.0         12.9
      Provision for bad debts                                       5.1          3.6          2.8
                                                                 -------      -------      -------

      Total operating expense                                      92.6         91.2         92.8

Income from operations                                              7.4          8.8          7.2

Other expense (income):
      Interest expense                                             12.4         12.8         12.6
      Other income                                                 (0.6)        (0.4)        (0.1)
      Other expense                                                 0.4          0.2          1.2
                                                                 -------      -------      -------

      Total other expense                                          12.2         12.6         13.7


Loss before provision for income taxes, minority interest
  and discontinued operation                                       (4.8)        (3.8)        (6.5)
Income tax expense                                                  --           --          (3.8)
                                                                 -------      -------      -------


Loss before minority interest and discontinued operation           (4.8)        (3.8)       (10.3)

      Minority interest in earnings of subsidiaries                (0.1)         0.1          0.3
                                                                 -------      -------      -------


Loss from continuing operations                                    (4.7)        (3.9)       (10.6)
Discontinued operation:
      Income from operations of Westchester Imaging Group           0.6          0.2         --
      Gain on sale of discontinued operation                        --           2.1         --
                                                                 -------      -------      -------


Income from discontinued operation                                  0.6          2.3         --

Net loss                                                           (4.1)        (1.6)       (10.6)
                                                                 =======      =======      =======

YEAR ENDED OCTOBER 31, 2004 COMPARED TO THE YEAR ENDED OCTOBER 31, 2003

       During fiscal 2004, we continued our efforts to enhance our operations and expand our network, while improving our financial position and cash flows. Our results for fiscal 2004 were affected by the opening and integration of new facilities and the closure of underperforming operations, the increase in the valuation allowance for net deferred tax assets of $5.2 million, the expenses involved with a bond offering which did not materialize, the slower than expected improvements in net revenue at Beverly Tower, and our continuing focus on controlling operating expenses. As a result of these factors and the other matters discussed below, we experienced a decrease in income from operations of $2.6 million and an increase in net loss from continuing operations of $9.1 million.

       Also during fiscal 2004, we made significant progress in solidifying our financial condition. We restructured the majority of our existing notes and capital lease obligations consolidating balances, extending terms and improving future net cash flows for debt service, and we restructured our working capital line with a new lender, Wells Fargo Foothill. Net cash used by financing activities changed from $20.3 million in fiscal 2003 to $13.3 million in fiscal 2004, and our working capital deficit improved from $44.6 million in fiscal 2003 to $32.2 million in fiscal 2004. At the same time, however, net cash provided by operating activities decreased in fiscal 2004. Subsequent to year-end, effective November 30, 2004, we and Post Advisory Group, LLC, ("Post"), a Los Angeles-based investment advisor, issued $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008. In addition, Post acquired $15.2 million of our notes payable from an affiliate of DVI and the indebtedness was restructured by Post and us. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to us over the term of the new obligation, but it will defer cash flow outlays of approximately $1.3 million per year until maturity. See "Financial Condition - Liquidity and Capital Resources."

       NET REVENUE

       Net revenue from continuing operations for fiscal 2004 was $137.3 million compared to $140.3 million for fiscal 2003, a decrease of approximately $3.0 million, or 2.1%. Of the net revenue decrease, $1.4 million is attributable to two facilities, La Habra and North County, which were closed in fiscal 2003 and 2004, respectively. The decrease was offset by $0.4 million in net revenue from one facility, Rancho Bernardo, which opened in December 2002. Our same store facilities', which we define as facilities open two years or more, net revenue in 2003 and 2004 was $137.7 million and $135.8 million, respectively. The same store facilities' net revenue was affected by a $3.4 million decrease in net revenue at our Beverly Tower facilities over the same period. The decreases in net revenue at our Beverly Tower facilities were attributable to disruptions arising from the dispute described under "Significant Events - Termination of Contract with Tower Imaging Medical Group, Inc." Exclusive of Beverly Tower, our same store facilities had an increase in net revenue of approximately $1.4 million from fiscal 2003 to fiscal 2004. We present same store facilities as those open two years or more because we believe that this presentation eliminates the effect of facilities opened only a partial year.

       Managed care capitated payor revenue increased from 22% of net revenue, or approximately $31 million, to 25% of net revenue, or approximately $34 million, for the years ended October 31, 2003 and 2004, respectively. We have been successful in retaining existing contracts while obtaining increases in reimbursement from the payors coupled with receiving increases in co-payments from the individual patients upon service. We anticipate maintaining a similar mix of managed care capitated payor business in fiscal 2005 due to increases in reimbursement from existing payors, offset by expected decreases in contracts that will not be renewed.

       OPERATING EXPENSES

       Operating expenses from continuing operations for fiscal 2004 decreased approximately $0.4 million, or 0.3%, from $127.9 million in fiscal 2003 to $127.5 million in fiscal 2004. The decrease includes $1.4 million of net operating expenses related to two facilities, La Habra and North County, which were closed during the last two fiscal years. This was offset by $0.1 million for Rancho Bernardo which opened in December 2002.

       The following table sets forth our operating expenses for fiscal 2003 and 2004 (dollars in thousands):

                                                Year Ended October 31,
                                              -------------------------
                                                 2003            2004
                                              ---------       ---------

Salaries and professional reading fees        $ 62,454        $ 64,932
Building and equipment rental                    9,375           7,804
General administrative expenses                 34,249          33,092
                                              ---------       ---------

      Total operating expenses                 106,078         105,828

Depreciation and amortization                   16,874          17,762
Provision for bad debt                           4,944           3,911

     o   SALARIES AND PROFESSIONAL READING FEES

         Salaries and professional reading fees increased $2.5 million from fiscal 2003 to 2004. The amount is net of $0.4 million relating to two closed facilities, La Habra and North County, and one new facility, Rancho Bernardo, which opened in December 2002. For our same store facilities, salaries increased $2.2 million and professional reading fees decreased $0.7 million from fiscal 2003 to fiscal 2004. The $0.7 million improvement in same store professional reading fees was due to changes in the fee arrangement at our Beverly Tower facilities. In October 2003, the radiologists, who had previously been compensated based on a percentage of net revenue, were eliminated and those physicians rehired by BRMG are now paid a fixed salary. See "Significant Events - Termination of Contract with Tower Imaging Medical Group, Inc." For fiscal 2003 and 2004, professional reading fees at Beverly Tower were $3.9 million and $2.9 million, respectively.

         The $2.2 million increase in salaries is due to the higher costs associated with recruiting and retaining key personnel, the hiring of a chief financial officer, the solidifying of Beverly Tower's non physician staff due to the disruption in October 2003, the hiring of physician assistants, and the costs of additional personnel necessary to open additional satellite locations and the build-out of a new center in Murietta.

     o   BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses decreased $1.6 million in fiscal year 2004 when compared to the same period last year. The decrease is primarily due to the elimination of equipment operating leases including GE operating leases which were converted into $6.0 million in capital leases in November 2003, and $250,000 for Toshiba MR equipment which was converted into a capital lease in April 2004. During fiscal 2003 and 2004, we had equipment rental expenses of $2.2 million and $0.3 million, respectively.

     o   GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses decreased $1.2 million, or 3.4%, in fiscal 2004 compared to the previous period primarily due to the decrease in net revenue. In addition, general and administrative expenses decreased $0.4 million for two facilities which were closed during the last two fiscal periods, offset by one center which was opened in December 2002.

     o   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased by $0.9 million in fiscal year 2004 when compared to the same period last year. The increase was primarily due to the conversion of $6.2 million in equipment operating leases into capital leases during fiscal 2004 coupled with a full-year's amortization of the Tower tradename purchased in October 2003 for $1.5 million and amortized over 10 years.

     o   PROVISION FOR BAD DEBT

         The $1.0 million decrease in provision for bad debt was primarily a result of decreased bad debt write-offs, the improvement in billing and collections with the conversion to a single internal system, increased capitation business which has no bad debt, decreased net revenue, and no significant payor dissolutions in fiscal 2004.

     INTEREST EXPENSE

     Interest expense for fiscal 2004 decreased approximately $0.7 million, or 3.7%, from the same period in fiscal 2003. The decrease was primarily due to the consolidation and restructuring of notes payable and capital lease obligations with new terms and interest rates.


     OTHER INCOME

     In fiscal 2003 and 2004, we earned other income of $0.6 million and $0.2 million, respectively, principally comprised of sublease income, record copy income, deferred rent income, other income related to certain write-offs of liabilities and business interruption and insurance refunds. During fiscal 2004, we had no write-offs of liabilities nor business interruption or insurance refunds.


     OTHER EXPENSE

     In fiscal 2003 and 2004, we incurred other expense of $0.3 million and $1.7 million, respectively, principally comprised of write-offs of miscellaneous receivables and other assets, losses on disposal of equipment, forgiveness of notes, losses on the sale or disposal of assets, and costs related to bond offerings and debt restructures. During fiscal 2004, we incurred approximately $1.6 million of legal and professional service costs related to our earlier attempts to solidify financing and the related bond offering that was not completed.


     INCOME TAX EXPENSE

     In fiscal 2004, we increased the valuation allowance for the net deferred tax asset by $5.2 million due to our recurring losses from continuing operations over the last three fiscal years.


     MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

     Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the Rancho Bernardo Advanced LLC for the period. The residual interests of both centers were purchased by us in September and July 2004, respectively. We now own 100% of all our locations and our minority interest liabilities have been eliminated. Minority interest in earnings of subsidiaries increased $250,000 in fiscal 2004 compared to the same period in the prior period primarily due to the earnings incurred by Rancho Bernardo.


     DISCONTINUED OPERATION

     The income from operations of Westchester was $0.3 million for fiscal 2003. Net revenue was $2.2 million for fiscal 2003. Effective March 31, 2003, we sold our 50% share of Westchester to our joint venture partner for $3.0 million. As part of the transaction, we acquired 100% of the accounts receivable generated through March 31, 2003 for $1.3 million and reimbursed Westchester $0.3 million, which represented 50% of the remaining liabilities, resulting in net cash proceeds of approximately $1.4 million. We recognized a gain on the transaction of approximately $2.9 million in fiscal 2003.

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

      Also during fiscal 2003, we made progress in solidifying our financial condition. We overcame issues arising from the financial difficulties of our working capital lenders and were able to restructure our working capital line with one lender and extended the maturity of our facility with the other lender. We also were able to extend the terms of our subordinated debentures through the successful completion of a "pre-packaged" Chapter 11 plan of reorganization. Net cash provided by operating activities improved from $13.7 million in fiscal 2002 to $22.0 million in fiscal 2003, and we also reduced our net cash used by investing activities during this period. At the same time, however, net cash used in financing activities increased in fiscal 2003, and we continue to have a working capital deficiency of $44.6 million at October 31, 2003. We continue to work with our existing lenders and to explore other possible sources of financing to address these issues. See "Financial Condition - Liquidity and Capital Resources."

      NET REVENUE

      Net revenue from continuing operations for fiscal 2003 was $140.3 million compared to $134.1 million for fiscal 2002, an increase of approximately $6.2 million, or 4.6%. Of the net revenue increase, $6.0 million is attributable to four new facilities which we opened or acquired during the last two fiscal years: Burbank, which opened late November 2001, Tarzana Advanced, which opened January 2002, Grove Diagnostic, which opened May 2002, and Rancho Bernardo Advanced, which opened December 2002, offset by one facility, La Habra, which we closed in July 2003. Our same store facilities, which we define as facilities open two years or more, net revenue in 2002 and 2003 was $125.7 million and $125.9 million, respectively. The same store facilities' net revenue was affected by a $3.4 million decrease in net revenue at our Beverly Tower facilities over the same period. The decreases in net revenue at our Beverly Tower facilities were attributable to disruptions arising from the dispute described under "Significant Events - Termination of Contract with Tower Imaging Medical Group, Inc." Exclusive of Beverly Tower, our same store facilities had an increase in net revenue of approximately $3.0 million from fiscal 2002 to fiscal 2003. We present same store facilities as those open two years or more because we believe that this presentation eliminates the effect of facilities opened only a partial year.

      Managed care capitated payor revenue increased from 20% of net revenue, or approximately $26 million, to 22% of net revenue, or approximately $31 million, for the years ended October 31, 2002 and 2003, respectively. We were successful in retaining existing contracts while obtaining increases in reimbursement from the payors coupled with receiving increases in co-payments from the individual patients upon service

      OPERATING EXPENSES

      Operating expenses from continuing operations for fiscal 2003 increased approximately $3.7 million, or 3.0%, from $124.2 million in fiscal 2002 to $127.9 million in fiscal 2003. The $3.7 million increase includes $4.5 million of net operating expenses related to four new facilities described above which we opened or acquired during the last two fiscal years, offset by the closure of our La Habra facility.

      The following table sets forth our operating expenses for fiscal 2002 and 2003 (dollars in thousands):

                                                      Year Ended October 31,
                                                    -------------------------
                                                       2002            2003
                                                    ---------       ---------

      Salaries and professional reading fees        $ 60,276        $ 62,454
      Building and equipment rental                    8,628           9,375
      General administrative expenses                 33,382          34,249
                                                    ---------       ---------

            Total operating expenses                 102,286         106,078

      Depreciation and amortization                   15,010          16,874
      Provision for bad debt                           6,892           4,944

     o   SALARIES AND PROFESSIONAL READING FEES

         Of the $2.2 million increase in salaries and professional reading fees from fiscal 2002 to fiscal 2003, $2.4 million was due to the full effect of the four new facilities which we opened or acquired during the last two fiscal years, offset by one facility which we closed in fiscal 2003. The $0.2 million improvement in same store salaries and professional reading fees was due to the virtual elimination of the use of locum tenens, or part-time, fill-in physicians, during fiscal 2003, the hiring of a medical director who has recruited and solidified the BRMG physician staff and the mix of revenue. In addition, part of the improvement in professional reading fee expense was due to a decrease in revenue at our Beverly Tower facilities during fiscal 2003, because the radiologists at the Tower facilities had been compensated based on a percentage of net revenue. Since October 2003, BRMG has staffed the Beverly Tower facilities with radiologists with fixed salaries.

     o   BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $0.7 million in fiscal year 2003. The increase is primarily due to the expansion of facilities, including Orange and Santa Clarita, and the impact of the cost of living increases in our existing lease agreements at these facilities.

     o   GENERAL AND ADMINISTRATIVE EXPENSES

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

     o   DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased by $1.9 million due to the full effect of four new facilities which we opened or acquired during the last two fiscal years, offset by one facility which we closed in fiscal 2003.

     o   PROVISION FOR BAD DEBT

         The $1.9 million decrease in provision for bad debt was primarily a result of decreased bad debt write-offs and no significant payor dissolutions, both of which had occurred in fiscal 2002.


     INTEREST EXPENSE

     Interest expense for fiscal 2003 increased approximately $1.3 million, or 7.8%, from $16.6 million in fiscal 2002 to $17.9 million in fiscal 2003. During fiscal 2003, we entered into new capital lease obligations or notes payable of approximately $8.4 million with average interest rates of 9.0%. Interest expense increased primarily as a result of these new capital lease obligations and notes payable, coupled with a full year's interest on over $30.8 million of capital lease obligations entered into at various times throughout fiscal 2002.


     OTHER INCOME

     In fiscal 2002 and 2003, we earned other income of $0.8 million and $0.6 million, respectively, principally comprised of professional reading income, sublease income, record copy income, deferred rent income, other income related certain write-offs of liabilities and business interruption and insurance refunds.

     OTHER EXPENSE

     In fiscal 2002 and 2003, we incurred other expense of $0.6 million and $0.3 million, respectively, principally comprised of write-offs of miscellaneous receivables and other assets, losses on disposal of equipment, forgiveness of notes, losses on the sale or disposal of assets and amortization of the modification fee discount.


     MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

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


     DISCONTINUED OPERATION

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

                                               2003 Quarter Ended                              2004 Quarter Ended
                                  ---------------------------------------------   ---------------------------------------------
                                   Jan 31      Apr 30      Jul 31      Oct 31      Jan 31      Apr 30     Jul 31(1)   Oct 31(2)
                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                     (dollars in thousands)

STATEMENT OF OPERATIONS DATA:
    Net revenue                   $ 34,381    $ 34,966    $ 36,340    $ 34,572    $ 34,047    $ 35,853    $ 33,900    $ 33,477
    Operating expenses              31,999      32,657      32,787      30,453      31,086      32,774      32,820      30,821
    Total other expense              4,515       4,644       4,354       4,213       4,265       4,965       5,363       4,173
    Income tax expense                  --          --          --          --          --          --          --       5,235
    Loss from continuing
      operations                    (2,138)     (2,354)       (809)       (163)     (1,305)     (1,897)     (4,517)     (6,857)
    Income from discontinued
      operation                        142       3,055          --          --          --          --          --          --
    Net income (loss)               (1,996)        701        (809)       (163)     (1,305)     (1,897)     (4,517)     (6,857)

    Basic earnings per share:
      Loss from continuing
         operations                      (.05)       (.06)    (.02)       (.00)       (.03)       (.05)       (.11)       (.16)
      Income from discontinued
         operation                        .00         .08       --          --          --          --          --          --
    Basic net loss per share             (.05)        .02     (.02)       (.00)       (.03)       (.05)       (.11)       (.16)

    Diluted earnings per share:
      Loss from continuing
         operations                      (.05)       (.06)    (.02)       (.00)       (.03)       (.05)       (.11)       (.16)
      Income from discontinued
         operation                        .00         .08       --          --          --          --          --          --
    Diluted net loss per share           (.05)        .02     (.02)       (.00)       (.03)       (.05)       (.11)       (.16)

----------
(1) Includes costs related to some of our earlier attempts to solidify financing and the related bond offering that was not completed including $660,000 in professional and legal fees and $555,000 in interest expense.
(2) Includes $5.2 million of expense for the increase in the valuation allowance for the net deferred tax asset.


RELATED PARTY TRANSACTIONS

     We describe certain transactions between us and certain related parties under "Certain Relationships and Related Transactions" below.

RECENT ACCOUNTING PRONOUNCEMENTS

     SHARE-BASED PAYMENT

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment". The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R as of the first interim reporting period starting after June 15, 2005, which is the Company's fourth quarter beginning August 1, 2005. The Company routinely uses share-based payment arrangements as compensation for its employees. During fiscal 2002, 2003 and 2004, had this rule been in effect, the Company would have recorded the non-cash expense of $1,063,000, $82,000 and $379,000, respectively.

     EXCHANGES OF NONMONETARY ASSETS

     In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the consolidated financial statements.

     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-10, "Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The consensus was ratified by the FASB at their October 13, 2004 meeting. The effective date of the consensus in this Issue has been postponed indefinitely at the November 17-18 EITF meeting. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

     DETERMINING WHETHER TO REPORT DISCONTINUED OPERATIONS

     In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determing Whether to Report Discontinued Operations. The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.


FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect, among other things, management's current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "will," "expects," "should" and similar words and expressions are intended to identify forward-looking statements. Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The factors included in "Risks Relating to Our Business," among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

     Specific factors that might cause actual results to differ from our expectations, include, but are not limited to:

     o economic, competitive, demographic, business and other conditions in our markets;
     o     a decline in patient referrals;
     o changes in the rates or methods of third-party reimbursement for diagnostic imaging services;
     o the enforceability or termination of our contracts with radiology practices;
     o the availability of additional capital to fund capital expenditure requirements;
     o burdensome lawsuits against our contracted radiology practices and us;
     o reduced operating margins due to our managed care contracts and capitated fee arrangements;
     o any failure on our part to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;
     o our substantial indebtedness, debt service requirements and liquidity constraints;
     o the interruption of our operations in certain regions due to earthquake or other extraordinary events;
     o the recruitment and retention of technologists by us or by radiologists of our contracted radiology groups; and
     o other factors discussed in the "Risk Factors" section or elsewhere in this report.

     All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.


RISKS RELATING TO OUR BUSINESS

     WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

     Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Our inability to generate sufficient cash flow to satisfy our debt and other contractual obligations would adversely impact our business, financial condition and results of operations.

     OUR ABILITY TO GENERATE REVENUE DEPENDS IN LARGE PART ON REFERRALS FROM PHYSICIANS.

     A significant reduction in referrals would have a negative impact on our business. We derive substantially all of our net revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. We depend on referrals of patients from unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, our scan volume could decrease, which would reduce our net revenue and operating margins. Further, commercial third-party payors have implemented programs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, sometimes contract directly with providers and require their enrollees to obtain these services exclusively from those providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These "closed panel" systems are now common in the managed care environment, including California. Other systems create an economic disincentive for referrals to providers outside the system's designated panel of providers. If we are unable to compete successfully for these managed care contracts, our results and prospects for growth could be adversely affected.

     CHANGES IN THIRD-PARTY REIMBURSEMENT RATES OR METHODS FOR DIAGNOSTIC IMAGING SERVICES COULD RESULT IN A DECLINE IN OUR NET REVENUE AND NEGATIVELY IMPACT OUR BUSINESS.

     The fees charged for the diagnostic imaging services performed at our facilities are paid by insurance companies, Medicare and Medi-Cal, workers compensation, private and other payors. Any change in the rates of or conditions for reimbursement from these sources of payment could substantially reduce the amounts reimbursed to us or to our contracted radiology practices for services provided, which could have an adverse effect on our net revenue. For example, recent legislative changes in California's workers compensation rules will have a negative impact on reimbursement rates for diagnostic imaging services, although because we derive only a small portion of our net revenue from workers compensation, we do not expect this particular legislation to have a significant impact on us.

     PRESSURE TO CONTROL HEALTHCARE COSTS COULD HAVE A NEGATIVE IMPACT ON OUR RESULTS.

     One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Managed care contracting has become very competitive, and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our network could have a negative impact on the utilization and pricing of our services, because these organizations will exert greater control over patients' access to diagnostic imaging services, the selections of the provider of such services and reimbursement rates for those services.

     IF BRMG OR ANY OF OUR OTHER CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US, OUR BUSINESS COULD SUBSTANTIALLY DIMINISH.

     Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 42 of our 56 facilities, contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities, and must use its best efforts to provide the professional medical services at any new facilities that we open or acquire. In addition, BRMG's strong relationships with referring physicians are largely responsible for the revenue generated at the facilities it services. Although our management agreement with BRMG runs until 2014, BRMG has the right to terminate the agreement if we default on our obligations and fail to cure the default. Also, BRMG's ability to continue performing under the management agreement may be curtailed or eliminated due to BRMG's financial difficulties, loss of physicians or other circumstances. If BRMG cannot perform its obligation to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by BRMG. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group's relationships with referring physicians may not be as extensive as those of BRMG. In any such event, our business could be seriously harmed. In addition, BRMG is party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

     Except for our management agreement with BRMG, most of the agreements we or BRMG have with contracted radiology practices typically have terms of one year, which automatically renew unless either party delivers a non-renewal notice to the other within a prescribed period. Most of these agreements may be terminated by either party under some conditions, including, with respect to some of those agreements, the right of either party to terminate the agreement without cause upon 30 to 120 days notice. For example, in October 2003, our management agreement with Tower Imaging Medical Group, Inc. was terminated as the result of the settlement of litigation between Tower and us. The termination or material modification of any of the agreements we or BRMG have with the radiologists that provide professional medical services at our facilities could reduce our revenue, at least in the short term.

     IF OUR CONTRACTED RADIOLOGY PRACTICES, INCLUDING BRMG, LOSE A SIGNIFICANT NUMBER OF THEIR RADIOLOGISTS, OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED.

     Recently, there has been a shortage of qualified radiologists in some of the regional markets we serve. In addition, competition in recruiting radiologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists. If a significant number of radiologists terminate their relationships with our contracted radiology practices and those radiology practices cannot recruit sufficient qualified radiologists to fulfill their obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging facilities and our financial results could be adversely affected. For example, in fiscal 2002, due to a shortage of qualified radiologists in the marketplace, BRMG experienced difficulty in hiring and retaining physicians and thus engaged independent contractors and part-time fill-in physicians. Their cost was double the salary of a regular BRMG full-time physician. Increased expenses to BRMG will impact our financial results because the management fee we receive from BRMG, which is based on a percentage of BRMG's collections, is adjusted annually to take into account the expenses of BRMG. Neither we nor our contracted radiology practices maintain insurance on the lives of any affiliated physicians.

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

     However, our ability to successfully expand depends upon many factors, including our ability to:

          o    Identify attractive and willing candidates for acquisitions;

          o Identify locations in existing or new markets for development of new facilities;

          o Comply with legal requirements affecting our arrangements with contracted radiology practices, including California prohibitions on fee-splitting, corporate practice of medicine and self-referrals;

          o Obtain regulatory approvals where necessary and comply with licensing and certification requirements applicable to our diagnostic imaging facilities, the contracted radiology practices and the physicians associated with the contracted radiology practices;

          o Recruit a sufficient number of qualified radiology technologists and other non-medical personnel;

          o    Expand our infrastructure and management; and

          o Our ability to expand also depends on our ability to compete for opportunities. We may not be able to compete effectively for the acquisition of diagnostic imaging facilities. Our competitors may have better established operating histories and greater resources than we do. Competition also may make any acquisitions more expensive.

     Acquisitions involve a number of special risks, including the following:

          o    Obtain adequate financing.

          o    Possible adverse effects on our operating results;

          o    Diversion of management's attention and resources;

          o    Failure to retain key personnel;

          o Difficulties in integrating new operations into our existing infrastructure; and

          o    Amortization or write-offs of acquired intangible assets.

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

     Some of our imaging procedures use radioactive materials, which generate medical and other regulated wastes. For example, patients are injected with a radioactive substance before undergoing a PET scan. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. We are subject to federal, California and local regulations governing storage, handling and disposal of these materials. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental and health and safety laws and regulations. Also, we cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident, we could be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance.

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

     We have incurred net losses of $2.3 million and $14.6 million during the years ended October 31, 2003 and 2004, respectively, and at October 31, 2004 we had an accumulated stockholders' deficit of $67.6 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

     BECAUSE WE HAVE HIGH FIXED COSTS, LOWER SCAN VOLUMES PER SYSTEM COULD ADVERSELY AFFECT OUR BUSINESS.

     The principal components of our expenses, excluding depreciation, consist of compensation paid to technologists, salaries, real estate lease expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results depending on the source of our revenue. Thus, decreased revenue as a result of lower scan volumes per system could result in lower margins, which would adversely affect our business.

     OUR SUCCESS DEPENDS IN PART ON OUR KEY PERSONNEL AND WE MAY NOT BE ABLE TO RETAIN SUFFICIENT QUALIFIED PERSONNEL. IN ADDITION, FORMER EMPLOYEES COULD USE THE EXPERIENCE AND RELATIONSHIPS DEVELOPED WHILE EMPLOYED WITH US TO COMPETE WITH US.

     Our success depends in part on our ability to attract and retain qualified senior and executive management, managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. The loss of the services of Dr. Howard
G. Berger, our President and Chief Executive Officer, or Norman R. Hames, our Chief Operating Officer, could have a significant negative impact on our operations. We believe that they could not easily be replaced with executives of equal experience and capabilities. We do not maintain key person insurance on the life of any of our executive officers with the exception of a $5.0 million policy on the life of Dr. Berger. Also, if we lose the services of Dr. Berger, our relationship with BRMG could deteriorate, which would adversely affect our business.

     Unlike many other states, California does not enforce agreements which prohibit a former employee from competing with the former employer. As a result, any of our employees whose employment is terminated is free to compete with us, subject to prohibitions on the use of confidential information and, depending on the terms of the employee's employment agreement, on solicitation of existing employees and customers. A former executive, manager or other key employee who joins one of our competitors could use the relationships he or she established with third party payors, radiologists or referring physicians while our employee and the industry knowledge he or she acquired during that tenure to enhance the new employer's ability to compete with us.

     CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

     For fiscal 2004, we derived approximately 25% of our net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

     WE MAY BE UNABLE TO EFFECTIVELY MAINTAIN OUR EQUIPMENT OR GENERATE REVENUE WHEN OUR EQUIPMENT IS NOT OPERATIONAL.

     Timely, effective service is essential to maintaining our reputation and high use rates on our imaging equipment. Although we have an agreement with GE Medical Systems pursuant to which it maintains and repairs the majority of our imaging equipment, this agreement does not compensate us for loss of revenue when our systems are not fully operational and our business interruption insurance may not provide sufficient coverage for the loss of revenue. Also, GE Medical Systems may not be able to perform repairs or supply needed parts in a timely manner. Therefore, if we experience more equipment malfunctions than anticipated or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our ability to provide services would be adversely affected and our revenue could decline. In addition, our agreement with GE Medical Systems terminates on October 31, 2005. We can give no assurance that we will be able to renegotiate a replacement agreement with GE Medical Systems or another vendor on comparable terms, or at all, in which case, our maintenance costs could substantially increase and our business could be adversely affected.

     DISRUPTION OR MALFUNCTION IN OUR INFORMATION SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our information technology system is vulnerable to damage or interruption from:

          o    Earthquakes, fires, floods and other natural disasters;

          o Power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events; and

          o Computer viruses, penetration by hackers seeking to disrupt operations or misappropriate information and other breaches of security.

     We and BRMG rely on this system to perform functions critical to our and its ability to operate, including patient scheduling, billing, collections, image storage and image transmission. Accordingly, an extended interruption in the system's function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

     OUR ACTUAL FINANCIAL RESULTS MAY VARY SIGNIFICANTLY FROM THE PROJECTIONS WE FILED WITH THE BANKRUPTCY COURT.

     In connection with our "pre-packaged" Chapter 11 plan of reorganization that was confirmed by the Bankruptcy Court on October 20, 2003, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the plan of reorganization and our ability to continue operations upon our emergence from bankruptcy. As indicated in the disclosure statement with respect to the plan of reorganization and the exhibits thereto, the projected financial information and various estimates of value discussed therein should not be regarded as representations or warranties by us or any other person as to the accuracy of that information or that those projections or valuations will be realized. We and our advisors prepared the information in the disclosure statement, including the projected financial information and estimates of value. This information was not audited or reviewed by our independent accountants. The significant assumptions used in preparation of the information and estimates of value were included as an exhibit to the disclosure statement.

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

     We are directly or indirectly through the radiology practices with which we contract subject to extensive regulation by both the federal government and the State of California, including:

          o    The federal False Claims Act;

          o The federal Medicare and Medicaid anti-kickback laws, and California anti-kickback prohibitions;

          o Federal and California billing and claims submission laws and regulations;

          o The federal Health Insurance Portability and Accountability Act of 1996;

          o The federal physician self-referral prohibition commonly known as the Stark Law and the California equivalent of the Stark Law;

          o California laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians;

          o Federal and California laws governing the diagnostic imaging and therapeutic equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels; and

          o California laws governing reimbursement for diagnostic services related to services compensable under workers compensation rules.

     If our operations are found to be in violation of any of the laws and regulations to which we or the radiology practices with which we contract are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. For a more detailed discussion of the various federal and California laws and regulations to which we are subject, see "Business - Government Regulation."

     IF WE FAIL TO COMPLY WITH VARIOUS LICENSURE, CERTIFICATION AND ACCREDITATION STANDARDS, WE MAY BE SUBJECT TO LOSS OF LICENSURE, CERTIFICATION OR ACCREDITATION, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

     Ownership, construction, operation, expansion and acquisition of our diagnostic imaging facilities are subject to various federal and California laws, regulations and approvals concerning licensing of personnel, other required certificates for certain types of healthcare facilities and certain medical equipment. In addition, freestanding diagnostic imaging facilities that provide services independent of a physician's office must be enrolled by Medicare as an independent diagnostic testing facility to bill the Medicare program. Medicare carriers have discretion in applying the independent diagnostic testing facility requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

     Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medi-Cal programs. For the year ended October 31, 2004, approximately 16% of our net revenue came from the Medicare and Medi-Cal programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

     OUR AGREEMENTS WITH THE CONTRACTED RADIOLOGY PRACTICES MUST BE STRUCTURED TO AVOID THE CORPORATE PRACTICE OF MEDICINE AND FEE-SPLITTING.

     California law prohibits us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into management agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee typically based on a percentage of the practice's revenue. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. However, because challenges to these types of arrangements are not required to be reported, we cannot substantiate our belief. There can be no assurance that our present arrangements with BRMG or the physicians providing medical services and medical supervision at our imaging facilities will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting us to potential damages, injunction and/or civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services and/or change the amounts we receive under our management agreements. Any of these results could jeopardize our business.

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

     OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS.

     Our current substantial indebtedness and any future indebtedness we incur could have important consequences by adversely affecting our financial condition, which could make it more difficult for us to satisfy our obligations to our creditors. Our substantial indebtedness could also:

          o Require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

          o Increase our vulnerability to adverse general economic and industry conditions;

          o Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

          o Place us at a competitive disadvantage compared to our competitors that have less debt; and

          o Limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------- -------------------------------------------

     The Financial Statements are attached hereto and begin on page F-1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Primedex Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and affiliates as of October 31, 2003 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primedex Health Systems, Inc. and affiliates as of October 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ MOSS ADAMS LLP
-----------------------
Los Angeles, California
January 11, 2005

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS


OCTOBER 31,                                                     2003               2004
-----------                                                --------------     --------------
ASSETS
CURRENT ASSETS

      Cash and cash equivalents                            $      30,000      $       1,000
      Accounts receivable, net                                25,472,000         20,029,000
      Unbilled receivables and other receivables                 180,000            966,000
      Other                                                    2,092,000          1,858,000
                                                           --------------     --------------

      Total current assets                                    27,774,000         22,854,000
                                                           --------------     --------------
PROPERTY AND EQUIPMENT, NET                                   81,886,000         77,333,000
                                                           --------------     --------------
OTHER ASSETS

      Accounts receivable, net                                 2,033,000          1,868,000
      Goodwill                                                23,064,000         23,099,000
      Deferred income taxes                                    5,235,000                 --
      Trade name and other                                     2,043,000          2,297,000
                                                           --------------     --------------
         Total other assets                                   32,375,000         27,264,000
                                                           --------------     --------------
         Total assets                                      $ 142,035,000      $ 127,451,000
                                                           ==============     ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES

      Cash disbursements in transit                        $   2,853,000      $   2,536,000
      Accounts payable and accrued expenses                   24,462,000         22,852,000
      Notes payable to related party                           2,069,000                 --
      Current portion of notes and leases payable             43,005,000         29,638,000
                                                           --------------     --------------
       Total current liabilities                              72,389,000         55,026,000
                                                           --------------     --------------
LONG-TERM LIABILITIES

      Subordinated debentures payable                         16,215,000         16,147,000
      Notes payable to related party                             100,000          2,119,000
      Notes and leases payable, net of current portion       104,360,000        121,385,000
      Accrued expenses                                         1,421,000            329,000
                                                           --------------     --------------
       Total long-term liabilities                           122,096,000        139,980,000
                                                           --------------     --------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                   637,000                 --
STOCKHOLDERS' DEFICIT                                        (53,087,000)       (67,555,000)
                                                           --------------     --------------

      Total liabilities and stockholders' deficit          $ 142,035,000      $ 127,451,000
                                                           ==============     ==============


                                              F-2

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31,                                         2002              2003                2004
                                                           --------------     --------------     --------------
NET REVENUE                                                $ 134,078,000      $ 140,259,000      $ 137,277,000
OPERATING EXPENSES
    Operating expenses                                       102,286,000        106,078,000        105,828,000
    Depreciation and amortization                             15,010,000         16,874,000         17,762,000
    Provision for bad debts                                    6,892,000          4,944,000          3,911,000
                                                           --------------     --------------     --------------
       Total operating expenses                              124,188,000        127,896,000        127,501,000
                                                           --------------     --------------     --------------
INCOME FROM OPERATIONS                                         9,890,000         12,363,000          9,776,000
OTHER EXPENSE (INCOME)

    Interest expense                                          16,627,000         17,948,000         17,285,000
    Other income                                                (765,000)          (556,000)          (176,000)
    Other expense                                                552,000            334,000          1,657,000
                                                           --------------     --------------     --------------
       Total other expense                                    16,414,000         17,726,000         18,766,000
                                                           --------------     --------------     --------------
LOSS BEFORE INCOME TAXES, MINORITY
    INTEREST AND DISCONTINUED OPERATION                       (6,524,000)        (5,363,000)        (8,990,000)
INCOME TAX EXPENSE                                                    --                 --         (5,235,000)
                                                           --------------     --------------     --------------
LOSS BEFORE MINORITY INTEREST AND
    DISCONTINUED OPERATION                                    (6,524,000)        (5,363,000)       (14,225,000)
MINORITY INTEREST IN EARNINGS (LOSS) OF SUBSIDIARIES             (89,000)           101,000            351,000
                                                           --------------     --------------     --------------
LOSS FROM CONTINUING OPERATIONS                               (6,435,000)        (5,464,000)       (14,576,000)
DISCONTINUED OPERATION:
    Income from operation of Westchester Imaging Group           884,000            255,000                 --
    Gain on sale of discontinued operation                            --          2,942,000                 --
                                                           --------------     --------------     --------------
INCOME FROM DISCONTINUED OPERATION                               884,000          3,197,000                 --

NET LOSS                                                   $  (5,551,000)     $  (2,267,000)     $ (14,576,000)
                                                           ==============     ==============     ==============

BASIC EARNINGS PER SHARE
    Loss from continuing operations                        $       (0.16)     $       (0.13)     $       (0.35)
    Income from discontinued operation                              0.02               0.08                 --
                                                           --------------     --------------     --------------
BASIC NET LOSS PER SHARE                                   $       (0.14)     $       (0.05)     $       (0.35)
                                                           --------------     --------------     --------------
DILUTED EARNINGS PER SHARE
    Loss from continuing operations                        $       (0.16)     $       (0.13)     $       (0.35)
    Income from discontinued operation                              0.02               0.08                 --
                                                           --------------     --------------     --------------
DILUTED NET LOSS PER SHARE                                 $       (0.14)     $       (0.05)     $       (0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                     40,875,695         41,090,768         41,106,813
                                                           ==============     ==============     ==============
    Diluted                                                   40,875,695         41,090,768         41,106,813
                                                           ==============     ==============     ==============


                                                      F-3

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED OCTOBER 31, 2002, 2003 AND 2004


                   COMMON STOCK, $.01 PAR
                  VALUE, 100,000,000 SHARES
                         AUTHORIZED                                TREASURY STOCK, AT COST
                  =======================                   ========================================                      TOTAL
                                             PAID-IN                                   ACCUMULATED      SUBSCRIPTION   STOCKHOLDERS'
                    SHARES       AMOUNT      CAPITAL           SHARES       AMOUNT       DEFICIT         RECEIVABLE      DEFICIT
                  -----------  ---------- --------------    -----------  -----------  --------------     -----------  --------------
BALANCE -
 OCTOBER
 31, 2001         42,432,010     425,000    100,108,000     (1,825,000)    (695,000)   (145,432,000)        (48,000)    (45,642,000)
                  -----------  ---------- --------------    -----------  -----------  --------------     -----------  --------------
Issuance
 of common
 stock               398,724       4,000         60,000             --           --              --          18,000          82,000
Payment of
 subscription
 receivable               --          --             --             --           --              --          30,000          30,000
Retirement of
 redeemable
 stock                    --          --        160,000             --           --              --              --         160,000
Net loss                  --          --             --             --           --      (5,551,000)             --      (5,551,000)
                  -----------  ---------- --------------    -----------  -----------  --------------     -----------  --------------
BALANCE -
 OCTOBER
 31, 2002         42,830,734     429,000    100,328,000     (1,825,000)    (695,000)   (150,983,000)             --     (50,921,000)
Issuance of
 common
 stock                95,000       1,000         27,000             --           --              --              --          28,000
Conversion
 of bond
 debentures            6,079          --         73,000             --           --              --              --          73,000
Net loss                  --          --             --             --           --      (2,267,000)             --      (2,267,000)
                  -----------  ---------- --------------    -----------  -----------  --------------     -----------  --------------

BALANCE -
 OCTOBER
 31, 2003         42,931,813     430,000    100,428,000     (1,825,000)    (695,000)   (153,250,000)             --     (53,087,000)

Issuance of
 warrant                  --          --        108,000             --           --              --              --         108,000
Net loss                  --          --             --             --           --     (14,576,000)             --     (14,576,000)
                  -----------  ---------- --------------    -----------  -----------  --------------     -----------  --------------
BALANCE -
 OCTOBER
 31, 2004         42,931,813   $ 430,000  $ 100,536,000     (1,825,000)  $ (695,000)  $(167,826,000)     $       --   $ (67,555,000)
                  ===========  ========== ==============    ===========  ===========  ==============     ===========  ==============


                                                                F-4

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED OCTOBER 31,                                                 2002           2003          2004
------------------------------------                               -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                      $ (5,551,000)  $ (2,267,000)  $(14,576,000)
      Adjustments to reconcile net loss to net cash from
          operating activities:
      Depreciation and amortization - continuing operations           15,010,000     16,874,000     17,762,000
      Depreciation and amortization - discontinued operations            299,000         63,000             --
      Provision for bad debts                                          6,892,000      4,944,000      3,911,000
      Deferred income tax expense                                             --             --      5,235,000
      Gain on write-downs and settlement of obligations                       --         (8,000)       (34,000)
      Loss (gain) on sale of assets and operating sites                  299,000     (2,841,000)        27,000
      Employee stock compensation                                         80,000             --             --
      Imputed and accrued interest expense                             1,427,000      1,497,000      6,565,000
      Minority interest in earnings of continuing subsidiaries           (89,000)       101,000        351,000
      Minority interest in earnings of discontinued subsidiaries         476,000        255,000             --
      Changes in assets and liabilities:
           Accounts receivable                                        (7,448,000)      (629,000)     1,696,000
           Unbilled receivables                                       (1,318,000)     1,271,000       (786,000)
           Other assets                                                  (86,000)      (475,000)      (286,000)
           Accounts payable and accrued expenses                       3,830,000      3,217,000     (2,811,000)
           Income taxes payable                                         (125,000)            --             --
                                                                    =============  =============  =============
           Net cash provided by operating activities                  13,696,000     22,002,000     17,054,000
                                                                    -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of imaging centers                                          --             --        (35,000)
      Purchase of property and equipment                              (7,815,000)    (3,069,000)    (3,774,000)
      Proceeds from sale of divisions, centers, and equipment          1,700,000      1,367,000             --
                                                                    -------------  -------------  -------------

                  Net cash used by investing activities               (6,115,000)    (1,702,000)    (3,809,000)
                                                                    -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Cash disbursements in transit                                      809,000     (1,731,000)      (317,000)
      Principal payments on notes and leases payable                 (20,736,000)   (25,694,000)   (13,247,000)
      Proceeds from short and long-term borrowings                    12,295,000      7,394,000      1,000,000
      Purchase of subordinated debentures                                (10,000)        (3,000)       (60,000)
      Proceeds from issuance of common stock                              82,000         28,000             --
      Joint venture proceeds                                             250,000             --             --
      Joint venture distributions                                       (275,000)      (300,000)      (650,000)
                                                                    -------------  -------------  -------------
           Net cash used by financing activities                      (7,585,000)   (20,306,000)   (13,274,000)
                                                                    -------------  -------------  -------------

NET DECREASE IN CASH                                                      (4,000)        (6,000)       (29,000)
CASH, beginning of year                                                   40,000         36,000         30,000
                                                                    -------------  -------------  -------------
CASH, end of year                                                   $     36,000   $     30,000   $      1,000
                                                                    =============  =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the year for interest                        $ 14,953,000   $ 16,379,000   $ 10,686,000
                                                                    =============  =============  =============


                                                   F-5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2002, 2003 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

         In October 2003, we paid $1,500,000 to acquire exclusive rights to the use of the "Tower" trade name from Tower Radiology Medical Group, Inc. for its Beverly Hills facilities. The intangible asset was acquired with a note payable and will be amortized over ten years.

         In July 2003, $73,000 in face value of subordinated bond debentures was converted into 6,079 shares of common stock.

         Effective March 31, 2003, we sold our share of Westchester Imaging Group and generated a gain on the sale of approximately $2,942,000. As part of the transaction, we transferred $239,000 in net equipment, $52,000 in other assets, $602,000 in accounts payable and accrued expenses, $341,000 in capital lease obligations and $923,000 in minority interest obligations.

         We entered into capital leases or financed equipment through notes payable for approximately $30,846,000, $8,362,000 and $9,351,000 for the years ended October 31, 2002, 2003 and 2004, respectively.

         Effective July 2, 2002, we renegotiated twelve of its outstanding notes payable with DVI Financial Services, Inc., or DVI, and incurred $2.8 million in refinancing charges which will be amortized over the six-year life of the notes.

         Effective May 1, 2002, we acquired the assets of Grove Diagnostic Imaging, or Grove, in Rancho Cucamonga, California for approximately $1,454,000 in assumed liabilities. We recorded net property and equipment of approximately $1,441,000 and other current assets of approximately $13,000 as part of the transaction.

         In April 2002, on of our officers exercised his option to purchase 300,000 shares of common stock at $0.15 per share. As part of the transaction, the officer surrendered to us 30,201 mature shares of common stock with a fair market value of $45,000 ($1.49 per share based on the public closing price on the transaction date). In addition, the officer surrendered us an additional 13,424 shares of common stock with a fair market value of $20,000 in payment of his note payable with accumulated interest (classified as Stock Subscription Receivable on our financial statements). By combining the transaction, we issued a net 256,375 shares of common stock to the officer for his option exercise.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

NATURE OF BUSINESS

         Primedex Health Systems, Inc., or Primedex, incorporated on October 21, 1985, provides diagnostic imaging services in the state of California. Imaging services include magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. Our operations comprise a single segment for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $32,172,000 at October 31, 2004 and had losses from continuing operations of $5,464,000 and $14,576,000 during the years ended October 31, 2003 and 2004, respectively. We also had a stockholders' deficit of $67,555,000 at October 31, 2004.

         We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and other contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Our principal source of liquidity are funds available for borrowing under our existing line of credit, now with Wells Fargo Foothill. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because it is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases.

         During fiscal 2004, we took the actions described below to continue to fund our obligations. In addition, some of our plans to provide the necessary working capital in the future are summarized below:

         During fiscal 2004, we successfully completed our restructuring of our outstanding notes payable and capital lease obligations. In addition we entered into a new credit facility with Wells Fargo Foothill, Inc., superceding our prior arrangement with GE, providing up to $23 million of potential borrowing capacity. Under the new Wells Fargo Foothill arrangement, due January 31, 2008, we may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable excludes those accounts older than 150 days from invoice date and are net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000, or 80% of the liquidation value of the equipment securing the term loan. The five-year term loan must be drawn prior to December 31, 2004 with interest only payments through February 28, 2005 with the first quarterly principal payment due March 1, 2005. As of December 31, 2004, we had not borrowed under the term loan.

         Under the $20,000,000 revolving loan, an overadvance subline is available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until September 30, 2005. Beginning the earlier of October 1, 2005 or when the term loan funds, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we are entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At October 31, 2004, we had $10.6 million of borrowings outstanding under the Wells Fargo Foothill revolving loan.

         Advances outstanding under the revolving loan bear interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bear interest at the base rate plus 4.75%. Letter of credit fees bear interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as its prime rate. The line is collateralized by substantially all of our assets and requires that we meet certain financial covenants including minimum levels of EBITDA, net worth, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

         Both of our working capital lenders' prime rates at October 31, 2004 were 4.75%. As of October 31, 2004 the total funds available for borrowing under the available line was approximately $7.1 million. For fiscal 2003 and 2004, the weighted average interest rates on short-term borrowings were 7.4% and 7.1%, respectively. Our working capital facilities are further described in Note 7.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS (CONTINUED)

         We also have a line of credit with an affiliate of DVI. At October 31, 2004, we had $3.4 million outstanding under this line. Interest on the outstanding balance is payable monthly at our lender's prime rate plus 1.0%. Future borrowings under this line of credit are no longer available and the balance is being paid down in three monthly payments of $200,000 each beginning November 1, 2004, four monthly payments of $250,000 each beginning on February 1, 2005, six monthly payments of $300,000 each beginning June 1, 2005, and a final payment of all principal plus interest due on December 1, 2005. Subsequent to year-end, we and Post Advisory Group, LLC, a Los Angeles-based investment advisor, issued $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008.

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

         DVI' s restructured note payable is six payments of interest only from July to December 2004 at 9%, 41 payments of principal and interest of $273,988, and a final balloon payments of $7.6 million on June 30, 2008 if and only if our subordinated bond debentures , then due, are not extended and paid in full. If the bond debenture payments are deferred, we would make monthly payments of $290,785 to DVI for the next 29 months. Effective November 30, 2004, Post Advisory Group, LLC, ("Post"), acquired the DVI note payable and the indebtedness was restructured by Post and the Company. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to the Company over the term of the new obligation, but it will defer cash flow outlays of approximately $1.3 million per year until its maturity.

         GE's restructured note payable is six payments of interest only at 9%, or $407,210, from August 2004 to January 2005, 40 payments of principal and interest at $1,127,067 beginning on February 1, 2005, and a final balloon payments of $21 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payments are deferred, we will continue to make monthly payments of $1,127,067 to GE for the next 20 months.

         U.S. Bank's restructured note payable is six payments of interest only at 9%, or $491,933, from August 2004 to January 2005, 40 payments of principal and interest at $1,055, 301 beginning on February 1, 2005, and a final balloon payments of $39.7 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payments are deferred, we will continue to make monthly payments of $1,055,301 to U.S Bank for the next 44 months.

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

                  o        Optimizing operating efficiencies; and

                  o        Expanding our networks.

         Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in fiscal 2005.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of Primedex include the accounts of Primedex, its wholly owned direct subsidiary, Radnet Management, Inc., or Radnet, and Beverly Radiology Medical Group III, or BRMG, which is a professional corporation, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., or Modesto, SoCal MR Site Management, Inc., Diagnostic Imaging Services, Inc., or DIS, Burbank Advanced LLC, or Burbank, and Rancho Bernardo Advanced LLC, or RB, all wholly owned subsidiaries of Radnet, and Westchester Imaging Group, a 50% owned subsidiary. Interests of minority shareholders are separately disclosed in the consolidated balance sheets and consolidated statements of operations of the Company. Westchester Imaging Group, which was sold in March 2003, is reflected as a discontinued operation in our consolidated statements of operations. Effective July 31, 2004 and September 30, 2004, we purchased the remaining 25% minority interests in Rancho Bernardo and Burbank, respectively.

         The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among BRMG, Dr. Berger and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in EITF 97-2. Medical services and supervision at most of our imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. Radnet provides non-medical, technical and administrative services to BRMG for which they receive a management fee.

         Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

         USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in its consolidated balance sheets at the dates of the financial statements; its disclosure of contingent assets and liabilities at the dates of the financial statements; and its reported amounts of revenues and expenses in its consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management's control. As a result, actual amounts could materially differ from these estimates.

         REVENUE RECOGNITION - Revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue.

         Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on our evaluation of expected collections resulting from their analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services.

         Capitation revenue is recognized as revenue during the period in which we were obligated to provide services to plan enrollees under contracts with various health plans. Under these contracts, we receive a per enrollee amount each month covering all contracted services needed by the plan enrollees.

         The following table summarizes net revenue for the years ended October 31, 2002, 2003 and 2004:

                                      2002            2003             2004
                                 -------------    -------------    -------------
         Net patient service     $107,593,000     $109,444,000     $103,271,000
         Capitation                26,485,000       30,815,000       34,006,000
                                 -------------    -------------    -------------
                  Net revenue    $134,078,000     $140,259,000     $137,277,000
                                 =============    =============    =============

         Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California. Receivables from government agencies made up approximately 14.0% and 15.0% of accounts receivable at October 31, 2003 and 2004, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Accounts receivable as of October 31, 2004 are presented net of allowances of approximately $58,641,000, of which $53,639,000 is included in current and $5,002,000 is included in noncurrent. Accounts receivable as of October 31, 2003, are presented net of allowances of approximately $60,042,000, of which $55,605,000 is included in current and $4,437,000 is included in noncurrent.

         CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

         With respect to accounts receivable, we routinely assesses the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the years ended October 31, 2002, 2003 and 2004 were: Net Revenue

                                                    2002       2003       2004
                                                    -----      -----      -----

         Capitation contracts                       19.8%      22.0%      24.8%
         HMO/PPO/Managed care                       20.5%      20.6%      21.3%
         Special group contract                     12.4%      13.4%      12.3%
         Medicare                                   12.9%      12.7%      13.6%
         Blue Cross/Shield/Champus                  11.8%      12.0%      13.2%
         Commercial insurance                       10.5%       8.1%       4.9%
         Workers compensation                        6.2%       5.6%       3.8%
         Medi-Cal                                    2.4%       2.3%       2.6%
         Other                                       3.5%       3.3%       3.5%

         Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

         CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, we consider all highly liquid investments purchased with a maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

         LOAN FEES - Costs of financing are deferred and amortized on a straight-line basis over the life of the respective loan.

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

         GOODWILL - Goodwill at October 31, 2004 totaled $23,099,000. Goodwill is recorded as a result of the acquisition of operating facilities. The operating facilities are grouped by territory into reporting units. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For each of the three year periods ended October 31, 2004, we recorded no impairment loss related to goodwill. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of these assets.

         LONG-LIVED ASSETS - We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. F-10

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES - Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. Income taxes are further explained in Note 9.

         STOCK OPTIONS - We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for the issuance of stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation.

                                                                                                Year Ended October 31,
                                                                                      2002              2003               2004
                                                                                 -------------     -------------     --------------
         Net loss as reported                                                    $ (5,551,000)     $ (2,267,000)     $ (14,576,000)
         Add: Stock-based employee compensation expense included in reported
              net loss                                                                 80,000                --                 --
         Deduct: Total stock-based employee compensation expense determined
              under fair value-based method                                        (1,063,000)          (82,000)          (379,000)
                                                                                 -------------     -------------     --------------


         Pro forma net loss                                                      $ (6,534,000)     $ (2,349,000)     $ (14,955,000)
                                                                                 -------------     -------------     --------------
         Loss per share:
                  Basic - as reported                                            $      (0.14)     $      (0.05)     $       (0.35)
                                                                                 -------------     -------------     --------------
                  Basic - pro forma                                              $      (0.16)     $      (0.06)     $       (0.36)
                                                                                 -------------     -------------     --------------
                  Diluted - as reported                                          $      (0.14)     $      (0.05)     $       (0.35)
                                                                                 -------------     -------------     --------------
                  Diluted - pro forma                                            $      (0.16)     $      (0.06)     $       (0.36)
                                                                                 -------------     -------------     --------------

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

                            Risk-free
         October 31,      interest rate      Expected life     Expected volatility   Expected dividends

            2004             3.00%             5 years               99.22%              ---
            2003             3.00%             5 years              121.88%              --
            2002             3.66%             5 years               78.93%              --


         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. These changes have no effect on net income.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows:

                                                                            Year Ended October 31,
                                                                    2002               2003               2004
                                                              ---------------     ---------------     -------------
         Net loss from continuing operations                  $   (6,435,000)     $   (5,464,000)     $(14,576,000)
         Net income from discontinued operations                     884,000           3,197,000                --
                                                              ---------------     ---------------     -------------

         Net loss for earnings per share computation          $   (5,551,000)     $   (2,267,000)     $(14,576,000)
                                                              ===============     ===============     =============
         BASIC EARNINGS (LOSS) PER SHARE

         Weighted average number of common shares
          outstanding during the year                             40,875,695          41,090,768        41,106,813
                                                              ===============     ===============     =============
         Basic earnings (loss) per share:
         Loss from continuing operations                      $        (0.16)     $        (0.13)     $      (0.35)
         Income from discontinued operation                   $         0.02      $         0.08      $         --
                                                              ===============     ===============     =============
         Basic loss per share                                 $        (0.14)     $        (0.05)     $      (0.35)
                                                              ===============     ===============     =============
         DILUTED EARNINGS (LOSS) PER SHARE
         Weighted average number of common shares
          outstanding during the year                             40,875,695          41,090,768        41,106,813
         Add additional shares issuable upon exercise
          of stock options and warrants                                   --                  --                --
                                                              ===============     ===============     =============
         Weighted average number of common shares used in
          calculating diluted earnings per share                  40,875,695          41,090,768        41,106,813
                                                              ===============     ===============     =============
         Diluted earnings (loss) per share:
         Loss from continuing operations                      $        (0.16)     $        (0.13)     $      (0.35)
         Income from discontinued operation                   $         0.02      $         0.08      $         --
                                                              ===============     ===============     =============
         Diluted loss per share                               $        (0.14)     $        (0.05)     $      (0.35)
                                                              ===============     ===============     =============


         For the years ended October 31, 2002, 2003 and 2004, we excluded all options, warrants and convertible debentures in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         SHARE-BASED PAYMENT

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment". The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123R as of the first interim reporting period starting after June 15, 2005, which is the Company's fourth quarter beginning August 1, 2005. The Company routinely uses share-based payment arrangements as compensation for its employees. During fiscal 2002, 2003 and 2004, had this rule been in effect, the Company would have recorded the non-cash expense of $1,063,000, $82,000 and $379,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         EXCHANGES OF NONMONETARY ASSETS

         In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material impact on the consolidated financial statements.

         DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         In September 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-10, "Applying Paragraph 19 of FAS 131 in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria (a)-(e) listed in paragraph 17 of SFAS 131. The consensus was ratified by the FASB at their October 13, 2004 meeting. The effective date of the consensus in this Issue has been postponed indefinitely at the November 17-18 EITF meeting. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

         DETERMINING WHETHER TO REPORT DISCONTINUED OPERATIONS

         In November 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determing Whether to Report Discontinued Operations. The consensus provides guidance in determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. The consensus was ratified by the FASB at their November 30, 2004 meeting and should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not anticipate a material impact on the financial statements from the adoption of this consensus.

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES

         SALE OF IMAGING CENTER - DISCONTINUED OPERATION

         In March 2003, we sold our 50% share of Westchester Imaging Group for $3,000,000. As part of the transaction, we repurchased 100% of the accounts receivable with the cash proceeds. We have an option, which is exercisable on or before March 31, 2005, to repurchase our financial interest in Westchester at fair market value, as determined in accordance with the sale agreement. The transaction resulted in a gain of approximately $2,942,000. For the year ended October 31, 2002 and the five months ended March 31, 2003, the center generated net revenue of $5,203,000 and $2,231,000, respectively. At October 31, 2002, the assets and liabilities of Westchester Imaging Group were $1,831,000 and $2,231,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES (CONTINUED)

         ACQUISITIONS AND OPENINGS OF IMAGING CENTERS

         In January 2004, we entered into a new building lease for approximately 3,963 square feet of space in Murrietta, California, near Temecula. The center opened in December 2004 and offers MRI, CT, PET and x-ray services. The equipment was financed by GE. As of October 31, 2004, we had used existing lines of credit for the payment of approximately $840,000 in leasehold improvements for Murietta.

         In December 2002, we opened an imaging center in Rancho Bernardo, California. Prior to its opening, in late November 2001, we entered into a new building lease arrangement for 9,557 square feet in Rancho Bernardo in anticipation of opening the new multi-modality imaging center. The center, RB, was 75%-owned by us and 25%-owned by two physicians who invested $250,000. Effective July 31, 2004, we purchased the 25% minority interest from the two physicians for $200,000 which consisted of an $80,000 down payment and monthly payments of $10,000 due from September 2004 to August 2005. There was no goodwill recorded in the transaction.

       In the second quarter of fiscal 2002, we entered into two new building leases for approximately 10,000 square feet of space in the building across the street from its Orange Imaging Center to open Orange Advanced Imaging Center and Orange Women's Center. The centers opened in late September 2002. Orange Advanced provides MRI, PET, nuclear medicine and X-ray services, and Orange Women's provides ultrasound and mammography services. Effective May 1, 2002, we acquired certain assets and liabilities of Grove in Rancho Cucamonga, California for the assumption of approximately $1,454,000 of outstanding obligations to DVI. The center provides MRI, CT, ultrasound, mammography and X-ray services.

         Effective January 1, 2002, we entered into a new capitation arrangement with Primecare Medical Group for approximately 62,000 covered lives, primarily benefiting the Company's Temecula facility. We entered into two new building leases in Sun City and Lake Elsinore, California, which provide X-ray services to support the new contract. In January 2003, we closed the Lake Elsinore facility and moved the location to nearby Wildomar, California.

         In January 2002, we opened Tarzana Advanced Imaging Center, which provides MRI, CT and PET services.

         In late November 2001, we opened Burbank, which provides MRI, CT, ultrasound and X-ray services. Burbank was 75%-owned by us and 25%-owned by two physicians. Effective September 30, 2004, we purchased the 25% minority interest from the two partners for $1,090,000 which consisted of a $500,000 down payment and monthly payments of $60,000 due from October 2004 to May 2005, and monthly payments of $55,000 due from June to July 2005. There was no goodwill recorded in the transaction.

         In addition, during fiscal 2003, upon entering into new capitation arrangements, we opened two facilities adjacent to our Burbank and Santa Clarita facilities to provide X-ray services. In fiscal 2004, we opened an additional three satellite facilities servicing our Northridge, Rancho Cucamonga and Thousand Oaks centers.

         CLOSURE OF IMAGING CENTERS

         In early fiscal 2004, we first downsized and later closed its North County facility. The center's location was no longer productive and business could be sent to our facility in Rancho Bernardo. The equipment was moved to other locations and approximately $80,000 of leasehold improvements were written off. During the years ended October 31, 2002, 2003 and 2004, the center generated net revenue of $1,527,000, $1,067,000 and $49,000, respectively. During the year ended October 31, 2004, the center incurred a net loss of $122,000, and during the years ended October 31, 2002 and 2003, the center generated net income of $151,000 and $33,000, respectively.

         In addition, during fiscal 2004, we closed two satellite facilities servicing our Antelope Valley and Lancaster regions.

         In July 2003, we closed our La Habra facility. The center's location was no longer a productive asset in our network and the business could be sent to our facilities in Orange County. The equipment was moved to other locations or returned to the vendor and its leasehold improvements were written off. During the years ended October 31, 2002 and 2003, the center generated net revenue of $1,542,000 and $368,000, respectively, and generated net income of $281,000 for the year ended October 31, 2002, and incurred a net loss of $155,000 for the year ended October 31, 2003.

         Due to low volume, RadNet Heartcheck Management, Inc., one of our subsidiaries, ceased doing business in early fiscal 2003. We wrote-off a receivable related to Heartcheck of approximately $0.2 million during fiscal 2003.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation and amortization as of October 31, 2003 and 2004 are:

                                                    2003               2004
                                              --------------     --------------
Buildings                                     $     600,000      $     600,000
Medical equipment                                21,888,000         22,069,000
Office equipment, furniture and fixtures          6,577,000          7,171,000
Leasehold improvements                           24,375,000         26,243,000
Equipment under capital lease                    84,437,000         93,289,000
                                              --------------     --------------
                                                137,877,000        149,372,000
Accumulated depreciation and amortization       (55,991,000)       (72,039,000)
                                              --------------     --------------

                                              $  81,886,000      $  77,333,000
                                              ==============     ==============

         Depreciation and amortization expense on property and equipment for the years ended October 31, 2002, 2003 and 2004 was approximately $15,052,000, $16,756,000 and $17,494,000, respectively. Accumulated amortization for equipment under capital leases as of October 31, 2003 and 2004 was approximately $31,110,000 and $41,747,000, respectively. Amortization expense for equipment under capital leases for the years ended October 31 2002, 2003, and 2004 included above, was approximately, $8,913,000, $10,507,000, and $11,550,000, respectively.

NOTE 5 - GOODWILL

         Goodwill is recorded at cost of $29,329,000, less accumulated amortization of $6,265,000 for the year ended October 31, 2003, and $29,144,000 less accumulated amortization of $6,045,000 for the year ended October 31, 2004. Fully amortized goodwill at the Company's Tustin location, with both cost and accumulated amortization of $220,000, was written off in October 2004. Upon the adoption of SFAS No. 142, we discontinued amortization of goodwill effective November 1, 2001. Thus, for the three years ended October 31, 2002, 2003 and 2004, no adjustment to amortization expense is necessary when comparing net income and earnings per share.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                     2003               2004
                                                -------------      -------------
      Accounts payable                          $ 11,545,000       $  7,882,000
      Accrued expenses                            10,444,000         12,173,000
      Accrued professional fees                    1,997,000          1,045,000
      Accrued loss on legal judgments                277,000            205,000
      Accrued patient service payable              1,620,000          1,876,000
                                                -------------      -------------

                                                  25,883,000         23,181,000
Less long-term portion                            (1,421,000)          (329,000)
                                                -------------      -------------
                                                $ 24,462,000       $ 22,852,000
                                                =============      =============

         Accrued professional fees consist of outside professional agreements, which are paid out of net cash collections. The long-term portion relates to the accounts receivable classified as long-term. Accrued patient service payable relates to one contract which prepays us for future diagnostic exams to be performed for which they receive a discount.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES

         Notes payable, long-term debt and capital lease obligations at October 31, 2003 and 2004 consist of the following:

                                                                      2003               2004
                                                                 --------------     --------------
      Revolving lines of credit                                  $  14,916,000      $  14,011,000

      Notes payable at interest rates ranging from
         6.6% to 11.5%, due through 2009,
         collateralized by medical equipment                        71,790,000         69,613,000

      Obligations under capital leases at interest
         rates ranging from 7.6% to 13.6%, due through 2009,
         collateralized by medical and office equipment             60,659,000         67,399,000
                                                                 --------------     --------------

                                                                   147,365,000        151,023,000
Less: current portion                                              (43,005,000)       (29,638,000)
                                                                 --------------     --------------
                                                                 $ 104,360,000      $ 121,385,000
                                                                 ==============     ==============


         Our working capital needs currently are provided under one line of credit with Wells Fargo Foothill. BRMG and Wells Fargo Foothill are parties to a credit facility under which BRMG may borrow the lesser of 85% of the net collectible value eligible accounts receivable, plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. The five-year term loan must be drawn prior to December 31, 2004 with interest only payments through February 28, 2005 with the first quarterly principal payments due on March 1, 2005. As of December 31, 2004, we had not borrowed under the term loan.

         Under the $20,000,000 revolving loan, an overadvance subline will be available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until September 30, 2005. Beginning the earlier of October 1, 2005 or when the term loan funds, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we are entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At October 31, 2004, we had $10.6 million of borrowings outstanding under the Wells Fargo Foothill revolving loan. The revolving loan is subject to renewal on January 31, 2008.

         Advances outstanding under the revolving loan bear interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bear interest at the base rate plus 4.75%. Letter of credit fees bear interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as it prime rate. The line is collateralized by substantially all of the Company's assets and requires the Company to meet certain financial covenants including minimum levels if EBITDA, net worth, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

         We also had a line of credit with an affiliate of DVI. At October 31,2004, we had $3.4 million outstanding under this line. Interest on the outstanding balance was payable monthly at our lender's prime rate plus 1.0%. Future borrowings under this line of credit were no longer available and the balance was being paid down by collections on historical accounts receivable and variable monthly installment payments in the future. Subsequent to year-end, we and Post Advisory Group, LLC, a Los Angeles-based investment advisor, issued $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital.

         Both of our working capital lenders' prime rates at October 31, 2004 were 4.75%. As of October 31, 2004 the total funds available for borrowing under the available line was approximately $7.1 million. For fiscal 2003 and 2004, the weighted average interest rates on short-term borrowings were 7.4% and 7.1%, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT AND CAPITAL LEASES (CONTINUED)

         Annual principal maturities of notes payable, revolving lines of credit and long-term obligations exclusive of capital leases for future years ending October 31 are:

         2005                                                       $20,796,000
         2006                                                         7,817,000
         2007                                                         8,742,000
         2008                                                        46,269,000
         Thereafter                                                          --
                                                                    ------------
                                                                    $83,624,000
                                                                    ============


         We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for future years ending October 31 are:

         2005                                                      $ 14,635,000
         2006                                                        16,147,000
         2007                                                        15,987,000
         2008                                                        36,553,000
         2009                                                           319,000
         Thereafter                                                          --
                                                                   -------------
         Total minimum payments                                      83,641,000

         Amount representing interest                               (16,242,000)
                                                                   -------------
         Present value of net minimum lease payments                 67,399,000

         Current portion                                             (8,842,000)
                                                                   -------------
         Long-term portion                                         $ 58,557,000
                                                                   =============

         At October 31, 2004, we were in default on approximately $317,000 under various note agreements pertaining to the acquisition of imaging centers for non-payment of principal and interest. These notes have been classified as current payables.

NOTE 8 - SUBORDINATED DEBENTURES

         In June 1993, our registration for a total of $25,875,000 of 10% Series A convertible subordinated debentures due June 2003 was declared effective by the Securities and Exchange Commission. The net proceeds to us were approximately $23,000,000. Costs of $3,000,000 associated with the original offering were fully amortized over ten years. The debentures were convertible into shares of common stock at any time before maturity into $1,000 principal amounts at a conversion price of $12.00 per share after June 1999.

         Amortization expense of the offering costs for the years ended October 31, 2002, 2003 and 2004 was $188,000, $110,000 and $-0-, respectively. Interest expense for the years ended October 31, 2002, 2003 and 2004 was approximately $1,630,000, $1,708,000 and $1,862,000, respectively. Bondholders converted $73,000 face value of debentures into 6,079 shares of common stock in July 2003. There were no conversions during the years ended October 31, 2002 and 2004. During the years ended October 31, 2002, 2003 and 2004, we repurchased debentures with face amounts of $12,000, $3,000 and $68,000, for $11,000, $3,000 and $60,000, respectively, resulting in gains on early extinguishments of $1,000, $-0- and $8,000, respectively.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

         Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards. We did not incur any federal or state income taxes in 2002, 2003 or 2004.

         Reconciliation between the effective tax rate and the statutory tax rates for the years ended October 31, 2002, 2003 and 2004 are as follows:

                                                                  2002      2003      2004
                                                                --------  --------  --------
         Federal tax                                             (34.0)%   (34.0)%   (34.0)%
         State franchise tax, net of federal benefit              (5.8)     (5.8)      2.2
         Change in valuation allowance                            39.8      39.8      90.0
                                                                --------  --------  --------

         Income tax benefit                                         --%       --%     58.2%
                                                                --------  --------  --------


         At October 31, 2003 and 2004, our deferred tax assets and liabilities were comprised of the following items:

                                                                  2003            2004
                                                             -------------     -------------
         DEFERRED TAX ASSETS AND LIABILITIES, noncurrent
          Fixed and intangible assets                        $ (8,362,000)     $(10,435,000)
          Other                                                   966,000           632,000
          Net operating loss carryforwards                     51,993,000        57,259,000
                                                             -------------     -------------
                                                               44,597,000        47,456,000
         Valuation allowance                                  (39,362,000)      (47,456,000)
                                                             -------------     -------------
                                                             $  5,235,000      $         --
                                                             -------------     -------------


         As of October 31, 2004, we had federal and state net operating loss carryforwards of approximately $160,340,000 and $45,300,000, which expire at various intervals from the years 2005 to 2024. As of October 31, 2004, $22,100,000 of our federal net operating loss carryforwards were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. The annual limitations for utilization of these net operating loss carryforwards have not been determined. If a greater than 50% change in ownership (as determined in accordance with Section 382 of the Internal Revenue
Code) were to occur, the net operating loss carryovers may be subject to limitation in future years.

         For the next five years, and thereafter, federal net operating loss carryforwards expire as follows:

                                            Total Net
                                          Operating Loss     Subject to
        Year Ended                        Carryforward       Limitation
        ----------                        -------------    -------------
         2005                             $  4,053,000     $  4,053,000
         2006                                3,439,000        3,439,000
         2007                                1,226,000        1,226,000
         2008                               22,533,000        2,295,000
         2009                               16,421,000        2,513,000
         Thereafter                        112,668,000        8,574,000
                                          -------------    -------------
                                          $160,340,000     $ 22,100,000
                                          -------------    -------------

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

PREFERRED STOCK

         We have authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.01 per share. There were no preferred shares issued or outstanding at October 31, 2002, 2003 or 2004. Shares may be issued in one or more series. During the year ended October 31, 2001, we issued 5,542,018 preferred shares in settlement of certain debt obligations and subsequently retired the stock by restructuring existing notes payable and combining the preferred stock balance due of approximately $5,542,000 plus accrued interest of approximately $235,000. In conjunction with this refinancing, we issued five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

STOCK OPTION INCENTIVE PLANS

         We have two long-term incentive stock option plans. The 1992 plan has not issued options since the inception of the new 2000 plan. The 2000 plan reserves 2,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, we have issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and has also issued stock under the plan. Employee stock options generally vest over three years and expire five to ten years from date of grant. As of October 31, 2004, approximately 1,095,000, or 91%, of the outstanding stock options are fully vested.

         We have issued warrants under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. Generally, the warrants expire five years from the date of grant. The terms of vesting are determined by the board of directors at issuance. Warrants issued to employees typically vest over three years.

         The following table summarizes the activity for each of the three years ended October 31, 2004:

                                       Outstanding Warrants             Outstanding Options
                                       --------------------             -------------------
                                                                                      Exercise
                                   Shares         Price Range          Number        Price Range
                                -----------     --------------       ----------     --------------
Balance, October 31, 2001        6,677,885      $ 0.38 - 1.00        1,502,000      $ 0.15 - 0.72
       Granted                   1,093,250        0.60 - 1.61           29,000           1.67
       Exercised                        --                 --         (309,499)       0.15 - 0.46
       Canceled or expired        (309,000)       0.40 - 1.35          (39,584)       0.46 - 1.67
                                -----------     --------------       ----------     --------------
Balance, October 31, 2002        7,462,135      $ 0.38 - 1.61        1,181,917      $ 0.46 - 1.67
       Granted                     750,000        0.19 - 0.41               --            --
       Exercised                        --                 --          (95,000)          0.30
       Canceled or expired        (130,000)       0.75 - 0.79          (28,000)       0.46 - 1.67
                                -----------     --------------       ----------     --------------
Balance, October 31, 2003        8,082,135      $ 0.19 - 1.61        1,058,917      $ 0.46 - 1.67
       Granted                   4,325,000        0.30 - 0.70          150,000           0.46
       Exercised                        --                 --               --            --
       Canceled or expired        (402,365)       0.41 - 0.80           (7,500)       0.46 - 1.67
                                -----------     --------------       ----------     --------------
Balance, October 31, 2004       12,004,770      $ 0.19 - 1.61        1,201,417      $ 0.46 - 1.67
                                ===========     ==============       ==========     ==============


                                               F-19

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

         Options under the plans are issued at the fair market value of the common stock on the date issued. The following summarizes information about employee stock options and warrants outstanding at October 31, 2004:

                                                                  Outstanding Options
                                               -------------------------------------------------------------
                                                  Number           Weighted average         Weighted average
Range of exercise prices                       outstanding    remaining contractual life     exercise price
------------------------                       -----------    --------------------------    ----------------
$ 0.40   -   $ 0.75                             1,182,417            3.54 years                 $  0.45
$ 0.76   -   $ 1.70                                19,000            2.33 years                 $  1.67
                                               -----------

                                                1,201,417            3.60 years                 $  0.47
                                               -----------

                                                                  Outstanding Options
                                               -------------------------------------------------------------
                                                  Number           Weighted average         Weighted average
Range of exercise prices                       outstanding    remaining contractual life     exercise price
------------------------                       -----------    --------------------------    ----------------
$ 0.15   -   $ 0.75                             9,312,115            2.81 years                 $  0.48
$ 0.76   -   $ 1.70                             2,692,655            1.81 years                 $  1.06
                                               -----------

                                               12,004,770            2.59 years                 $  0.61
                                               -----------


CAPITAL TRANSACTIONS

         On February 17, 2004, we filed a certificate of merger with the Delaware Secretary of State to acquire the balance of our 91%-owned subsidiary, DIS, that we did not previously own. Pursuant to the terms of the merger, we are obligated to pay each stockholder of DIS, other than Primedex, $0.05 per share or approximately $60,000 in the aggregate. We believe the price per share represents the value of the minority interest. Stockholders had the right to contest the price by exercising their appraisal rights at any time through March 15, 2004. During the year ended October 31, 2004, we paid $35,000 to acquire 648,366 shares of DIS common stock and recorded the purchases as goodwill.

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

         In April 2002, an officer of ours exercised his option to purchase 300,000 shares of common stock at $0.15 per share. As part of the transaction, the officer surrendered to us 30,201 mature shares of common stock with a fair market value of $45,000 ($1.49 per share public closing price on the transaction date). In addition, the officer surrendered to us an additional 13,424 mature shares of common stock with a fair market value of $20,000 in payment of his note payable with accumulated interest (classified as Stock Subscription Receivable on our financial statements). By combining the transaction, we issued a net 256,375 shares of common stock to the officer for his option exercise.

         In November 2001, we issued 132,850 shares of common stock as a bonus to 274 employees under the long-term incentive stock option plan ($0.60 per share public closing price on the authorization date). As part of the transaction, approximately $80,000 was recorded as operating expenses. In addition, we paid $40,000 to a former officer to eliminate his options to require us to repurchase 400,000 shares of common stock under his separation agreement (stock put was classified as Redeemable Stock on our financial statements). The $40,000 was charged to other expenses.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments as of October 31, follows:

                                                            2003                           2004
                                                ---------------------------     ---------------------------
                                                  Carrying         Fair          Carrying         Fair
                                                   Amount          Value          Amount          Value
                                                -----------     -----------     -----------     -----------
Accounts receivable, current                    $25,472,000     $25,472,000     $20,029,000     $20,029,000
Accounts receivable, long term                    2,033,000       2,033,000       1,868,000       1,868,000
Debt maturing within one year                    30,040,000      30,040,000      20,796,000      20,796,000
Long-term debt                                   56,666,000      53,318,000      62,828,000      59,364,000
Notes payable to related parties, current         2,069,000       2,069,000              --              --
Notes payable to related parties, long-term         100,000         107,000       2,119,000       2,258,000
Subordinated debentures                          16,215,000      18,403,000      16,147,000      17,983,000


In assessing the fair value of these financial instruments, we had used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, cash overdraft, current accounts receivable, due to related parties and current and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the long-term amounts for accounts receivable due from related party, notes payable to related parties and debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of the subordinated debentures is the estimated value of debentures available to repurchase at current market rates over the bond term including an estimated interest payment stream.

NOTE 12 - RELATED PARTY TRANSACTIONS

         The amount due to related parties at October 31, 2004 consisted of notes payable, with interest at 6.58%, due to an officer and employee of ours for the purchase of DIS common stock in 1996 of $940,000 and $105,000, respectively, and a note payable of $1,074,000, with interest at 6.58%, due to another officer of ours for loans made by him to us. During the year ended October 31, 2004, we made principal payments of $118,000 and accrued $68,000 of interest that was not paid.

         The amount due to related parties at October 31, 2003 consisted of notes payable, with interest at 6.58%, due to an officer and employee of ours for the purchase of DIS common stock in 1996 of $1,058,000 and $105,000, respectively, and a note payable of $1,005,000, with interest at 6.58%, due to another officer of ours for loans made by him to us. During the year ended October 31, 2003, we made principal payments of $115,000 and accrued $5,000 of interest that was not paid. In addition, during fiscal 2003, in order to provide us additional liquidity, the President and C.E.O. advanced to us $1.0 million with interest at 6.58%.

         During the year ended October 31, 2002, we made principal payments of $171,000 on related party notes payable.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         LEASES - We lease various operating facilities and certain medical equipment under operating leases expiring through 2018. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. Minimum annual payments under noncancellable operating leases for future years ending October 31 are as follows:

                               Facilities          Equipment           Total
                              ------------       ------------       ------------
2005                          $ 6,859,000             63,000          6,922,000
2006                            6,001,000             24,000          6,025,000
2007                            4,975,000              5,000          4,980,000
2008                            3,868,000              5,000          3,873,000
2009                            3,249,000              5,000          3,254,000
Thereafter                     12,822,000                 --         12,822,000
                              ------------       ------------       ------------
                              $37,774,000        $   102,000        $37,876,000
                              ============       ============       ============

         Total rent expense, including equipment rentals, for the years ended October 31, 2002, 2003 and 2004 amounted to approximately $8,799,000, $9,446,000 and $7,804,000, respectively. Effective November 1, 2003, we converted operating leases with an affiliate of GE into capital leases by amending the lease agreements to include $1.00 buyouts. The total converted equipment cost and capitalized lease obligation is $6,206,000. Included in equipment rental expense for the years ended October 31, 2002 and 2003 was GE rental expenses of approximately $1,830,000 and $1,765,000, respectively.

         Salaries and consulting agreements - We have a variety of arrangements for the payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements, including a percentage of revenue collected from 15.0% to 30.0%, fixed amounts per periods and combinations thereof.

         We also have employment agreements with officers, key employees and through BRMG, physicians, at annual compensation rates ranging from $50,000 to $375,000 and for periods extending up to three years through July 2007. Total commitments under the agreements are approximately $15,040,000 for fiscal 2005. The majority of the contracts are for one year.

         PURCHASE COMMITMENT

          On December 18, 2003, we entered into a three-year purchase agreement with an imaging film provider whereby we must purchase $7,500,000 of film at a rate of approximately $2,500,000 annually over the term of the agreement.

         EQUIPMENT SERVICE CONTRACT

         On March 1, 2000, we entered into an equipment maintenance service contract through October 2005 with GE Medical Systems to provide maintenance and repair on the majority of its medical equipment for a fee based upon a percentage of net revenues, subject to certain minimum aggregate net revenue requirements. The percent of revenue to be billed ranges from 2.82% to 3.74%, and the aggregate minimum net revenue ranges from $85,000,000 to $125,000,000 during the term of the agreement. We have met or exceeded the minimum required revenue for fiscal 2003 and 2004. As of October 31, 2004, we owe GE Medical Systems $2,747,000 for past services under the arrangement since fiscal 2002. GE has made arrangements for interest-free payments which will continue to reduce this liability during fiscal 2005. The liability is classified as "Accounts Payable and Accrued Expenses-current" on the financial statements.

         LITIGATION

         In the ordinary course of business from time to time we become involved in certain legal proceedings, the majority of which are covered by insurance. Management is not aware of any pending material legal proceedings outside of the ordinary course of business.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EMPLOYEE BENEFIT PLAN

         We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by us. There was no expense for the years ended October 31, 2002, 2003 or 2004.

NOTE 15 - MALPRACTICE INSURANCE

         We and our affiliated physicians are insured by Fairway Physicians Insurance Company. Fairway provides claims-based malpractice insurance coverage which covers only asserted malpractice claims within policy limits. Management does not believe there are material uninsured malpractice costs at October 31, 2004.

NOTE 16 - SUBSEQUENT EVENTS

         On November 30, 2004, we completed the issuance of $19.2 million in principal amount of senior secured notes to certain investment funds managed by Post Advisory Group, LLC, a Los Angeles-based investment advisor ("Post"). In one of the two financings that was completed, an outstanding note with a principal amount of $15.2 million owed by us to DVI Financial Services, Inc. was acquired by Post for $11.0 million, and the indebtedness was then restructured by Post and us. In the other financing that was completed, we issued $4.0 million in principal amount of notes to Post in exchange for $4.0 million, which was used to repurchase, also at a discount, a revolving credit facility with a face value of approximately $3.2 million owed to DVI Business Credit Receivables III ("REC III") for a payment, including legal fees, of approximately $3.0 million, and we received approximately $987,000 in working capital loans. The new senior secured notes were issued in two separate tranches; one has a maturity on June 1, 2008 and the other on July 1, 2008. Neither note has principal amortization. The repurchase of the note owed to DVI Financial Services, Inc. will not result in any actual dollar savings to us over the term of the obligation, but it will provide us with approximately $1.3 million of debt service relief per year until maturity. Furthermore, the repurchase of the REC III revolver will result in another approximately $2.5 million of debt service relief in calendar 2005.

         In December 2004, the Company opened its new facility in Murietta, near Temecula, which will provide MRI, PET/CT and x-ray services. See Note 3 "Acquisitions, Sales and Divestitures".

         In order to take advantage of recent years with very low losses and to capitalize on a changing workers compensation market in California, effective November 1, 2004, we transitioned our workers compensation insurance policy from a traditional fixed rate with the State Fund to a deductible program with AIG. In addition, effective November 1, 2004, we started our participation in a partially self-funded employee medical insurance program through Great West Insurance Company. Under the new policy, Management anticipates that our maximum premium exposure will be less than the quoted renewal rates for our previous guaranteed cost plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE




To the Stockholders and Board of Directors of Primedex Health Systems, Inc.



Our report on the consolidated financial statements of Primedex Health Systems, Inc. and its affiliates, as of October 31, 2003 and 2004 and for the three years ended October 31, 2004, and for each of the years in the three-year period ended October 31, 2004, is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, which were conducted for purposes of forming an opinion on the basic consolidated financial statements taken as a whole, we have also audited the related accompanying financial statements
Schedule II -- Valuation and Qualifying Accounts for the years ended October 31, 2004, 2003, and 2002. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





/s/ Moss Adams LLP

Los Angeles, California
January 11, 2005

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                Additions
                                            Balance          ---------------
                                          at Beginning       Charged Against    Deductions from        Balance at
                                            of Year              Income           Reserves (a)         End of Year
                                         --------------      ---------------      -------------       -------------
Year ended October 31, 2004:
   Accounts receivable-contractual
      allowances-current                  $ 54,650,000        $279,414,000        $281,103,000        $ 52,961,000
                                          =============       =============       =============       =============

   Accounts receivable-bad debt
      allowances-current                  $    955,000        $  3,577,000        $  3,854,000        $    678,000
                                          =============       =============       =============       =============

   Accounts receivable-contractual
      allowances-noncurrent               $  4,361,000        $ 26,056,000        $ 25,478,000        $  4,939,000
                                          =============       =============       =============       =============

   Accounts receivable-bad debt
      allowances-noncurrent               $     76,000        $    334,000        $    347,000        $     63,000
                                          =============       =============       =============       =============


Year ended October 31, 2003:
   Accounts receivable-contractual
      allowances-current                  $ 53,158,000        $261,594,000        $260,102,000        $ 54,650,000
                                          =============       =============       =============       =============

   Accounts receivable-bad debt
      allowances-current                  $  1,593,000        $  4,578,000        $  5,216,000        $    955,000
                                          =============       =============       =============       =============

   Accounts receivable-contractual
      allowances-noncurrent               $  4,271,000        $ 20,875,000        $ 20,785,000        $  4,361,000
                                          =============       =============       =============       =============

   Accounts receivable-bad debt
      allowances-noncurrent               $    128,000        $    366,000        $    418,000        $     76,000
                                          =============       =============       =============       =============


Year ended October 31, 2002:
   Accounts receivable-contractual
      allowances-current                  $ 48,746,000        $212,855,000        $208,443,000        $ 53,158,000
                                          =============       =============       =============       =============

   Accounts receivable-bad debt
      allowances-current                  $  1,132,000        $  6,380,000        $  5,919,000        $  1,593,000
                                          =============       =============       =============       =============

   Accounts receivable-contractual
      allowances-noncurrent               $  4,235,000        $ 17,099,000        $ 17,063,000        $  4,271,000
                                          =============       =============       =============       =============

   Accounts receivable-bad debt
      allowances-noncurrent               $     98,000        $    512,000        $    482,000        $    128,000
                                          =============       =============       =============       =============


  (a) Deductions include sales and divestitures


                                                        S-2

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Inapplicable.


ITEM 9A. CONTROLS AND PROCEDURES
-------- -----------------------

     As required by Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         The following table sets forth certain information with respect to each of our directors and executive officers as of January 25, 2004:

                                                 Director or
Name                                   Age      Officer Since     Position
----                                   ---      -------------     --------
Howard G. Berger, M.D. (1)             60           1992          President, Treasurer, Chief Executive Officer,
                                                                  and Director

Norman R. Hames                        48           1996          Vice President, Secretary, Chief Operating
                                                                  Officer and Director

John V. Crues, III, M.D.               55           2000          Vice President and Director

David Swartz (2)                       60           2004          Director

Jeffrey L. Linden                      62           2001          Vice President and General Counsel

Mark D. Stolper                        33           2004          Chief Financial Officer

----------
(1)  Member of the Compensation Committee
(2)  Member of the Audit and Compensation Committee

         The following is a brief description of the business experience of each director and executive officer during the past five years.

         Howard G. Berger, M.D. has served as President and Chief Executive Officer of our company and its predecessor entities since 1987. Dr. Berger is also the president of the entities that own BRMG. Dr. Berger has over 25 years of experience in the development and management of healthcare businesses. He began his career in medicine at the University of Illinois Medical School, is Board Certified in Nuclear Medicine and trained in an Internal Medicine residency, as well as in a masters program in medical physics in the University of California system.

         Norman R. Hames has served as our Chief Operating Officer since 1996. Applying his 20 years of experience in the industry, Mr. Hames oversees all aspects of facility operations. His management team, comprised of regional directors, managers and sales managers, are responsible for responding to all of the day-to-day concerns of our facilities, patients, payors and referring physicians. Prior to joining our company, Mr. Hames was President and Chief Executive Officer of his own company, Diagnostic Imaging Services, Inc. (which we have acquired), which owned and operated 14 multi-modality imaging facilities throughout Southern California. Mr. Hames gained his initial experience in operating imaging centers for American Medical International, or AMI, and was responsible for the development of AMI's single and multi-modality imaging centers.

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

         David Swartz is a C.P.A. with thirty-five years of experience providing accounting and advisory services to clients. Since 1993, Mr. Swartz has been the managing partner of Good, Swartz, Brown & Berns. Prior to this, Mr. Swartz served as managing partner and was on the national Board of Directors of a 50 office international accounting firm. Mr. Swartz is also a former CFO of a publicly held shopping center and development company.

         Jeffrey L. Linden joined us in 2001 as our Vice President and General Counsel. He is also associated with Cohen & Lord, a professional corporation, outside general counsel to us. Prior to joining us, Mr. Linden had been engaged in the private practice of law. He has lectured before numerous organizations on various topics, including the California State Bar, American Society of Therapeutic Radiation Oncologists, California Radiological Association, and National Radiology Business Managers Association.

         Mark Stolper had diverse experiences in investment banking, private equity, venture capital investing and operations prior to joining us. Mr. Stolper began his career as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read. After Dillon Read, Mr. Stolper joined Archon Capital Partners, backed by the Milken Family and NewsCorp, which made private equity investments in media and entertainment companies. Mr. Stolper received his operating experience with Eastman Kodak, where he was responsible for business development for Kodak's Entertainment Imaging subsidiary ($1.5 billion in sales). Mr. Stolper was also co-founder of Broadstream Capital Partners, a Los Angeles-based investment banking firm focused on advising middle market companies engaged in financing and merger and acquisition transactions.

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

         The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 2004, while the Board of Directors held numerous meetings, in all but one instance they took board action by unanimous written consent, which was done on nine occasions. All directors participated in all such actions, except Dr. Crues was not present at the meeting in which directors were physically present.

AUDIT AND COMPENSATION COMMITTEES

         The Audit Committee reviews the results and scope of the audit and other services provided by our independent auditors, and the Compensation Committee determines salaries and incentive compensation for our employees and consultants.

         David Swartz is designated our "audit committee financial expert" under
Item 401(h) of Regulation S-K under the Securities Act. Mr. Swartz is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.


DIRECTOR COMPENSATION

         Independent directors receive compensation of $25,000 per year and a warrant to purchase 50,000 shares of our common stock.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2004, all executive compensation was determined by the then members of our Board of Directors, Howard G. Berger, M.D., Norman R. Hames, John V. Crues, III, M.D. and David Swartz. In addition, no individual who served as an executive officer of our company during fiscal 2004, served during fiscal 2004, on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on our Board of Directors.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of the reports they file. Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, we believe that all our directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period November 1, 2003 through October 31, 2004.


CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

         Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics is available on our website at www.radnetonline.com.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

         The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended October 31, 2004, 2003 and 2002, of
(i) the person who served as our chief executive officer during the year ended October 31, 2004, and (ii) our three most highly compensated executive officers (other than the chief executive officer) serving as executive officers at October 31, 2004 ("Other Executive Officers"), and whose aggregate cash compensation exceeded $100,000 for the year ended October 31, 2004. We collectively refer to them as the "Named Executive Officers":

                                                   SUMMARY COMPENSATION TABLE

                                    Annual Compensation                              Long-Term Compensation
                              ------------------------------  -----------   ---------------------------------------
                              Year                              Other        Securities    Restricted
                              Ended                             Annual       Underlying      Stock        LTIP        All Other
Name and Principal Position   10/31    Salary($)   Bonus ($)  Comp.($)(1)   Options (#)(8)  Awards($)  Pay-outs ($)    Comp($)
---------------------------   -----    ---------   ---------  -----------   --------------  ---------  ------------    -------
Howard G. Berger, M.D.,       2004    $225,000(2)      --          --                --        --          --             --
Chief Executive Officer       2003    $328,846(2)      --          --                --        --          --             --
                              2002    $375,000(3)      --          --                --        --          --             --

Norman R. Hames,              2004    $229,000         --          --         3,000,000        --          --             --
Vice President, Secretary     2003    $225,000         --          --         3,000,000        --          --             --
and Chief Operating Officer   2002    $225,000         --          --         3,000,000        --          --             --

John V. Crues, III, M.D.,     2004    $370,000(4)      --          --         1,000,000        --          --             --
Vice President                2003    $363,000(5)      --          --           500,000        --          --             --
                              2002    $350,000(6)      --          --           500,000        --          --             --

Jeffrey L. Linden,            2004    $350,000(7)      --          --         1,574,910        --          --             --
Vice President and            2003    $303,015(7)      --          --         1,572,275        --          --             --
General Counsel               2002    $350,000(7)      --          --         1,367,365        --          --             --

(1) The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than $50,000 or 10% of salary and bonus, the reporting thresholds established by the SEC.

(2) Includes $300,000 and $225,000 received from BRMG (see "Employment Agreements") in 2003 and 2004, respectively. Dr. Berger voluntarily reduced compensation payable by us in 2003 and 2004 to assist with our liquidity.

(3)  Includes $300,000 received from BRMG.

(4)  Includes $185,000 received from BRMG.

(5)  Includes $200,000 received from BRMG.

(6)  Includes $175,000 received from BRMG.

(7) Mr. Linden voluntarily reduced compensation payable by us in 2003 to assist with our liquidity. Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $655,603 in fees from us during the year ended October 31, 2004. Mr. Linden has specifically waived any interest in our fees paid to Cohen & Lord since becoming an officer.

(8)  Shares of our common stock.

STOCK OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

         In fiscal 2004, we granted options to John V. Crues, III, M.D. and Jeffrey L. Linden but to no other executive officer. The following table provides information about that option grant and projects potential realizable gains at hypothetical assumed annual compound rates of appreciation. Primedex had outstanding 13,206,187 options to purchase common stock as of October 31, 2004.

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                     PERCENT OF                                    ANNUAL RATE OF
                                                     TOTAL             OPTION GRANTS IN             STOCK PRICE
                                     NUMBER OF       OPTIONS           2004 INDIVIDUAL            APPRECIATION FOR
                                     SECURITIES      GRANTED TO            GRANTS                  OPTION TERM (1)
                                     UNDERLYING      EMPLOYEES    ------------------------     -----------------------
                                     OPTIONS         IN FISCAL    EXERCISE      EXPIRATION
    NAME                             GRANTED         YEAR         PRICE         DATE              5%            10%
    ---------------------------     -----------     -----------   ----------    ----------     ----------   ----------
    John V. Crues, III, M.D.          500,000          32.0%       $ 0.46        12/18/08      $ 60,000       $136,275

    Jeffrey L. Linden                 200,000          12.8%       $ 0.30        07/30/09      $ 16,000       $ 36,000

----------
(1) These values are solely the mathematical results of hypothetical assumed appreciation of the market value of the underlying shares at an annual rate of 5% and 10% over the full term of the options, less the exercise price. Actual gains, if any, will depend on future stock market performance of the underlying stock, market factors and conditions, and optionee's continued employment through the applicable vesting periods. We make no prediction as to the future value of these options or of the underlying stock, and these values are provided solely as examples required by the SEC rules.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

         There were no option exercises in the year ended October 31, 2004 by the Named Executive Officers.


EMPLOYMENT AGREEMENTS

         BRMG entered into a Management Consulting Agreement with Howard G. Berger, M.D. as of January 1, 1994. The Agreement automatically renews annually unless either party delivers notice of non-renewal to the other party no less than 90 days prior to the scheduled termination date. Dr. Berger serves as the manager of BRMG and the chief executive for BRMG's partnerships, and receives compensation for his services from BRMG equal to $300,000 per year. Dr. Berger's duties include the direction of day-to- day activities of BRMG, supervision of personnel, and the implementation of policies and plans appropriate to carry out the operational, financial and business objectives of BRMG. Under this agreement, if we terminate his employment for cause, he will be entitled to compensation equal to one year's base salary. If Dr. Berger terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by BRMG without cause, BRMG shall pay to Dr. Berger an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for five years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Dr. Berger's employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby BRMG would not be the surviving entity of such transaction, and Dr. Berger holds the right to terminate this agreement upon 60 days notice in the event of any such transaction.

         John V. Crues, III, M.D. entered into a renewable one-year employment agreement dated as of January 15, 1996 with each of us and BRMG which requires him to devote one-half of his time to each entity in exchange for annual combined remuneration currently of $370,000. Dr. Crues' duties for us include information management systems for radiology practices, imaging facility network development and network marketing and management, utilization management, utilization review, all forms of provider and payor contracts and physician interaction. For BRMG, Dr. Crues' duties include diagnostic imaging, professional physician services, utilization management, utilization review, all forms of provider and payor contracts and physician interaction, some of which require a license to practice medicine.

         On April 16, 2001, we entered into a five-year employment agreement with Jeffrey L. Linden for Mr. Linden to serve as vice president and general counsel. The agreement provides for annual compensation of $350,000, together with the option to purchase 1,000,000 shares of our common stock at a price of $0.43 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed), exercisable throughout his employment, or by June 1, 2006 if Mr. Linden's employment is terminated. The agreement also extended Mr. Linden's ability to exercise 145,000 options previously held by him through May 31, 2006. Under this agreement, if we terminate Mr. Linden's employment for cause, he will be entitled to compensation equal to one year's base salary. If Mr. Linden terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by us without cause, we shall pay Mr. Linden an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for five years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Mr. Linden's employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby we would not be the surviving entity of such transaction, and Mr. Linden holds the right to terminate this agreement upon 60 days notice in the event of any such transaction. If Mr. Linden's employment is terminated in connection with any such transaction he shall be entitled to the same compensation he would have received if his employment had been terminated by us without cause.

         On May 1, 2001, we entered into a three year employment agreement with Norman R. Hames. Pursuant to the agreement Mr. Hames agreed to continue his employment with us as our vice president and chief operations officer. The agreement provides for Mr. Hames to receive annual compensation of $225,000. Additionally, in consideration of his entry into the agreement Mr. Hames received the option to purchase 3,000,000 shares of our common stock at a price of $0.55 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed) exercisable throughout his employment, or by May 1, 2006 if Mr. Hames' employment is terminated. We also agreed to provide a cash bonus to Mr. Hames of $0.20 for each share that he exercises under the options, up to a maximum of $600,000. Under this agreement, if we terminate his employment for cause, he will be entitled to compensation equal to one year's base salary. If Mr. Hames terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by us without cause, we shall pay Mr. Hames an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for three years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Mr. Hames' employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby we would not be the surviving entity of such transaction.

         On July 30, 2004, we entered into a three year employment agreement with Mark Stolper for Mr. Stolper to serve as our chief financial officer. Mr. Stolper received a $25,000 payment on entry into the agreement and receives annual compensation during the first twelve months of $215,000 and thereafter $250,000 per year. At the end of the first twelve months, Mr. Stolper receives a one time payment of $10,000. In connection with his employment, Mr. Stolper received five-year warrants to purchase 650,000 shares of our common stock at $0.30 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed).

STOCK INCENTIVE PLANS

         We have two stock incentive plans: our 2000 Long-Term Incentive Plan and our Incentive Stock Option Plan.

         We have reserved 2,000,000 shares of common stock for issuance under our 2000 Long-Term Incentive Plan, or the 2000 Plan. The material features of the 2000 Plan are as follows:

         ADMINISTRATION

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

         ELIGIBILITY

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

         STOCK OPTIONS

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

         OTHER AWARDS

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

         AMENDMENTS

         The Board, and the compensation committee, if established, may amend the 2000 Plan or any outstanding award for any purpose permitted by law, or may at any time terminate the 2000 Plan as to future grants of awards. The Board, and the compensation committee, if established, may not, however, increase the maximum number of shares of common stock issuable under the 2000 Plan or change the description of the individuals eligible to receive awards. In addition, no termination of or amendment to the 2000 Plan may adversely affect the rights of a participant with respect to any award previously granted under the 2000 Plan without the participant's consent, unless the compensation committee expressly reserves the right to do so in writing at the time the award is made. To the extent the Board, and the compensation committee, if established, desires the 2000 Plan to qualify under the Code, certain amendments may require stockholder approval.

         Our stockholders have adopted our Incentive Stock Option Plan, or the Incentive Plan. The Incentive Plan is designed to qualify as an "incentive stock option plan" under Section 422A of the Code. Under the Incentive Plan, options to purchase up to 1,600,000 shares of common stock were authorized for grant to key employees, including officers and directors. A committee of three directors appointed by the Board of Directors administers the Incentive Plan and designates the optionees, the number of shares subject to the options, and the terms and conditions of each option.

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

         Under the Incentive Plan, as amended, except for options granted to holders of 10% or more of our outstanding stock, the exercise price of an option must be at least 100% of the fair market value of the common stock on the effective date of grant. Options granted under the Incentive Plan to stockholders possessing more than 10% of our outstanding stock must be at an exercise price equal to not less than 110% of such fair market value. We are not issuing any additional options under the Incentive Plan because the Incentive Plan terminated in 2002. All options granted must be exercised within 10 years of date of grant. The aggregate fair market value of our common stock with respect to which options are exercisable for the first time by a grantee under the Incentive Plan during any calendar year may not exceed $100,000. Options must be exercised by an optionee, if at all, within three months after the termination of such optionee's employment for any reason other than for cause, and within one year after termination of employment due to death or permanent disability, unless by its terms the option expires sooner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------- ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 15, 2005, by (i) each holder known by us to beneficially own more than five percent of the outstanding common stock and (ii) each of our directors and executive officers. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of our common stock outstanding at such date and all shares of common stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

                                        SHARES OF COMMON          PERCENT
                                              STOCK                 OF
NAME OF BENEFICIAL OWNER              BENEFICIALLY OWNED(1)        CLASS
------------------------              ---------------------        -----

Howard G. Berger, M.D.*                   13,137,400(2)            21.6%
John V. Crues, III, M.D.*                  1,493,875(3)             2.5%
Norman R. Hames*                           3,000,000(4)             4.9%
David Swartz*                                 50,000(5)              --(5)
Jeffrey L. Linden*                         1,669,910(6)             2.7%
Mark Stolper*                                708,800(7)             1.2%

All directors and executive officers
  as a group (six persons)                20,059,985(8)            33.0%

----------
* The address of all of our officers and directors is c/o Primedex, 1510 Cotner Avenue, Los Angeles, California 90025.

(1) Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(2) Includes 122,400 shares issuable upon conversion of our outstanding convertible debentures convertible at $2.50 per share. As a result of his stock ownership and his positions as president and a director of our company, Howard G. Berger, M.D. may be deemed to be a controlling person of our company.

(3) Includes warrants for 1,000,000 shares exercisable between $0.40 and $0.46 per share.

(4)  Represents warrants exercisable at $0.55 per share.

(5) Represents warrants exercisable at $0.60 per share and is less than 1.0% of the class.

(6) Includes 1,574,910 options and warrants exercisable at prices between $0.19 and $0.47 per share.

(7) Represents warrants for 700,000 shares exercisable at prices between $0.30 and $0.60 per share.

(8) See the above footnotes. Includes 13,612,675 shares owned of record and 6,397,310 shares issuable upon exercise of presently exercisable options, warrants and convertible debentures.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     Howard G. Berger, M.D. owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us (and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities). Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% for fiscal 2004, is adjusted annually to ensure that the parties receive the fair value for the services they render. The annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. In fiscal 2004, Dr. Berger received a salary of $225,000 from BRMG. See "Business - Radiology Professionals."

     Dr. Berger has guaranteed $1,000,000 of our obligations to U.S. Bank.

     On August 27, 2003, Dr. Berger advanced to us $1.0 million which we transferred to BRMG, which in turn used these funds to reduce outstanding borrowings under its credit facility. The advance bears interest at the same rate paid by BRMG to its lender under its working capital facility and is due on demand. At October 31, 2004, $1,073,676 was outstanding, including accrued interest at a rate of 6.58% per annum. Dr. Berger agreed to subordinate his loan to our obligation to Wells Fargo Foothill under our revolving line of credit.

     We maintain a $5.0 million key-man life insurance policy on the life of Dr. Berger. We are the beneficiary under the policy.

     Historically, BRMG has regularly advanced to us the funds that it drew under its working capital facility, which we used for our own working capital purposes. We repaid or offset these advances with periodic payments from BRMG to us under the management agreement. We guaranteed BRMG's obligations under this working capital facility. Because under current GAAP principles we are required to include BRMG as a consolidated entity in our consolidated financial statements, any borrowings or advances we have received from or made to BRMG are not reflected in our consolidated balance sheets.

     On August 1, 1996, we acquired from Norman Hames (not then an officer or director of our company) all of his common stock and warrants to purchase shares of common stock of Diagnostic Imaging Services, Inc., a Delaware corporation, or DIS, which then represented 21.6% of the outstanding shares of that entity, in exchange for five year warrants to purchase 3,000,000 shares of our common stock at $0.60 per share, as well as a 6.58% note having a principal balance at October 31, 2004 of $940,185, payable interest only annually and due on June 30, 2004. The warrant expired unexercised. Pursuant to his May 1, 2001 employment agreement, we granted to him a new warrant, which expires on May 1, 2006, to purchase 3,000,000 shares at $0.55 per share plus a bonus to purchase $600,000 of shares at $0.20 per share at the time he exercises the warrant.

     John V. Crues, III, M.D. agreed to continue his employment and leadership roles with us in consideration of our agreement on December 18, 2003, to issue to him our five year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.46 per share (the price of our common stock on the date of the agreement in the public market in which it trades).

     At October 31, 2003, we owed Jeffrey L. Linden $104,992 in connection with our acquisition of his interest in DIS. The obligation accrues interest at the rate of 6.58% per annum and is due July 1, 2005. In the acquisition transaction, we issued to Mr. Linden warrants to purchase 197,365 shares of common stock at a price of $0.60 per share expiring June 30, 2004. In connection with an agreement to extend our obligation to Mr. Linden until July 1, 2005, we issued to him warrants to purchase 300,000 shares of common stock at a price of $0.19 per share expiring July 1, 2005. On July 30, 2004, we issued to Mr. Linden a five year warrant to purchase 200,000 shares of our common stock at an exercise price of $0.30 per share in consideration of Mr. Linden's agreement to subordinate our obligation to him to our debt with Wells Fargo Foothill for our revolving line of credit.

     Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $655,603 in fees from us during the year ended October 31, 2004. Mr. Linden has specifically waived any interest in our fees since becoming an officer of our company.

     On July 30, 2004, we issued to Mark Stolper five-year warrants to purchase 650,000 shares of our common stock at $0.30 per share in consideration of his entry into a three year employment agreement with us under which he became our chief financial officer and his assistance in refinancing our outstanding institutional debt. The warrant exercise price is the price of our common stock on the date of the agreement in the public market in which it trades.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
--------  ---------------------------------------

         The following table presents information about fees that Moss Adams LLP charged us to audit our annual financial statements for 2004 and 2003, and fees billed for other services rendered by Moss Adams LLP during those years.

                                                   2004            2003
                                                ----------      ----------

         Audit Fees (1)                         $ 221,000       $ 132,000
         Audit Related Fees (2)                   239,000          11,000
         Tax Fees (3)                             104,000          80,000
                                                ----------      ----------

         Subtotal                                 564,000         223,000

         All other Fees (4)                            --           1,000
                                                ----------      ----------

         Total                                  $ 564,000       $ 224,000
                                                ----------      ----------

----------

(1) Audit Fees -- Audit fees billed to us by Moss Adams LLP for auditing our annual financial statements and reviewing the financial statements included in our Quarterly Reports on Form 10-Q.

(2) Audit-Related Fees -- Audit-related fees billed to us by Moss Adams LLP include the audit of our 401(k) benefit plan and offering memorandum.

(3) Tax Fees -- Tax fees billed to us by Moss Adams LLP include services provided to prepare federal, state, and local income and franchise tax returns for 2003, and related tax services and estimated tax payments for 2004.

(4) All Other Fees -- All other fees billed to us by Moss Adams LLP include discussions related to Sarbanes-Oxley.


PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

         The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to 12 months from the date of pre-approval and any pre-approval is detailed as to the particular service or category of services. The Audit Committee may delegate pre-approval authority to one or more of its members when expedited services are necessary. The Audit Committee has determined that the provision of non-audit services by Moss Adams LLP is compatible with maintaining Moss Adams' independence.

                                                      PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                               PAGE NO.
--------  ---------------------------------------------------------------                               --------

       (a) Financial Statements - The following financial statements are filed herewith:

            Report of Independent Registered Public Accounting Firm                                      F-1

            Consolidated Balance Sheets                                                                  F-2

            Consolidated Statements of Operations                                                        F-3

            Consolidated Statements of Stockholders' Deficit                                             F-4

            Consolidated Statements of Cash Flows                                                        F-5 to F-7

            Notes to Consolidated Financial Statements                                                   F-8 to F-23

            Schedules - The Following financial statement schedules are filed herewith:

            Report of Independent Registered Public Accounting Firm on Supplemental Schedule             S-1

            Schedule II - Valuation and Qualifying Accounts                                              S-2

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

4.3               Form of 11.5% Series A Convertible Subordinated Debenture Due
                  2008 [Included in Exhibit 4.2]                                                         (B)

10.1              Employment Agreement dated as of June 12, 1992 between RadNet
                  and Howard G. Berger, M.D.                                                             (C)
                  and amendment to Agreement.                                                            (I)

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

10.8              Securities Purchase Agreement dated June 18, 1996 between the
                  Company and Norman Hames                                                               (D)

10.10             DVI Securities Purchase Agreement                                                      (E)

10.11             General Electric Note Purchase Agreement                                               (E)

10.12             Securities Purchase Agreement between the Company and Howard G.
                  Berger, M.D.                                                                           (E)

10.13             2000 Long-Term Incentive Plan                                                          (F)

10.14             Employment Agreement dated April 16, 2001, with Jeffrey L. Linden                      (G)
                  and amendment to agreement                                                             (I)



10.15             Employment Agreement with Norman R. Hames dated May 1, 2001                            (G)
                  and amendment to agreement                                                             (I)

10.16             Amended and Restated Management Agreement with Beverly Radiology
                  Medical Group III dated as of January 1, 2004                                          (H)

10.17             Code of Financial Ethics                                                               (H)

10.18             Incentive Stock Option Plan                                                            (H)

10.19             DVI Agreement as amended                                                               (J)

10.20             Master Amendment Agreement with General Electric Capital Corporation,
                  General Electric Company and GE Healthcare Financial Services                          (K)

10.21             Amended, Restated and Consolidated Loan and Security Agreement with DVI
                  Financial Services, Inc.                                                               (K)

10.22             Amendment to Loan Documents re US Bank Portfolio Services                              (K)

10.23             Credit Agreement with Wells Fargo Foothill, Inc.                                       (K)

10.24             Employment Agreement with Mark Stolper dated July 30, 2004                             (L)

23                Consent of Independent Public Accountants                                              (L)

31.1              CEO Certification pursuant to Section 302                                              (L)

31.2              CFO Certification pursuant to Section 302                                              (L)

32.1              CEO Certification pursuant to Section 906                                              (L)

32.2              CFO Certification pursuant to Section 906                                              (L)

----------

(A)  Incorporated by reference to exhibit filed with Registrant's Registration
     Statement on Form S-1 [File No. 33-51870].

(AA) Incorporated by reference to exhibit filed with Registrant's Registration
     Statement on Form S-3 [File 33-73150].

(B)  Incorporated by reference to exhibit filed with Registrant's Registration
     Statement on Form T-3 [File No. 022-28703].

(C) Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992.

(D) Incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 1996.

(E) Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2000.

(F) Incorporated by reference to exhibit filed with the Form 10-Q for the quarter ended January 31, 2000.

(G) Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2001.

(H) Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003.

(I) Incorporated by reference to exhibit filed with the Form 10-Q for the quarter ended January 31, 2004.

(J) Incorporated by reference to exhibit filed with the Form 10-Q for the quarter ended April 30, 2004.

(K) Incorporated by reference to exhibit filed with the Form 8-K report for August 2, 2004.

(L)  Filed herewith.


                                                        60

REGISTRANT'S                                  PERCENTAGE            STATE OF
SUBSIDIARIES                                  OWNERSHIP           INCORPORATION
------------                                  ---------           -------------
RadNet Management, Inc.                         100%               California
RadNet Managed Imaging Services, Inc.           100%               California
Diagnostic Imaging Services, Inc.               100%               Delaware
Primedex Corporation                            100%               California
Radnet Management I, Inc.                       100%               California
Radnet Management II, Inc.                      100%               California
Radnet Sub, Inc.                                100%               California
SoCal MR Site Management, Inc.                  100%               California


     (c) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended October 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PRIMEDEX HEALTH SYSTEMS, INC.

Date:  January 28, 2005                        /s/ HOWARD G. BERGER, M.D.
                                               ---------------------------------
                                               HOWARD G. BERGER, M.D., PRESIDENT


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By    /s/ HOWARD G. BERGER, M.D.
   -----------------------------------------------
          HOWARD G. BERGER, M.D., DIRECTOR

Date: January 28, 2005


By    /s/ JOHN V. CRUES, III, M.D.
   -----------------------------------------------
          JOHN V. CRUES, III, M.D., DIRECTOR

Date: January 28, 2005


By    /s/ NORMAN R. HAMES
   -----------------------------------------------
          NORMAN R. HAMES, DIRECTOR

Date:  January 28, 2005


By   /s/ DAVID SWARTZ
   -----------------------------------------------
         DAVID SWARTZ, DIRECTOR

Date: January 28, 2005


By   /s/ MARK D. STOLPER
   -----------------------------------------------
         MARK D. STOLPER, CHIEF FINANCIAL OFFICER
         (PRINCIPAL ACCOUNTING OFFICER)

Date:  January 28, 2005