Form 10-Q
period 2005-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2005-03-15
CIK 790526

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

The number of shares outstanding of the registrant's common stock as of March 8, 2005 was 41,106,813 (excluding treasury shares).

--------------------------------------------------------------------------------

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS


                                                        JANUARY 31,       OCTOBER 31,
                                                           2005              2004
                                                       --------------   --------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                          $       2,000    $       1,000
    Accounts receivable, net                              18,769,000       20,029,000
    Unbilled receivables and other receivables               498,000          966,000
    Other                                                  2,009,000        1,858,000

                                                       --------------   --------------
             Total current assets                         21,278,000       22,854,000

                                                       --------------   --------------
PROPERTY AND EQUIPMENT, NET                               75,977,000       77,333,000

                                                       --------------   --------------
OTHER ASSETS
    Accounts receivable, net                               1,750,000        1,868,000
    Goodwill                                              23,099,000       23,099,000
    Trade name and other                                   3,544,000        2,297,000

                                                       --------------   --------------
             Total other assets                           28,393,000       27,264,000

                                                       --------------   --------------
             Total assets                              $ 125,648,000    $ 127,451,000

                                                       ==============   ==============



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash disbursements in transit                      $   1,986,000    $   2,536,000
    Accounts payable and accrued expenses                 22,731,000       22,852,000
    Current portion of notes and leases payable           28,306,000       29,638,000

                                                       --------------   --------------
             Total current liabilities                    53,023,000       55,026,000

                                                       --------------   --------------
LONG-TERM LIABILITIES
    Subordinated debentures payable                       16,147,000       16,147,000
    Notes payable to related party                         2,137,000        2,119,000
    Notes and leases payable, net of current portion     122,429,000      121,385,000
    Accrued expenses                                       1,665,000          329,000

                                                       --------------   --------------
             Total long-term liabilities                 142,378,000      139,980,000

                                                       --------------   --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT                                    (69,753,000)     (67,555,000)

                                                       --------------   --------------
    Total liabilities and stockholders' deficit        $ 125,648,000    $ 127,451,000
                                                       ==============   ==============


    The accompanying notes are an integral part of these financial statements

                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        THREE MONTHS ENDED
JANUARY 31,                                            2004            2005
-----------                                        -------------   -------------

NET REVENUE                                        $ 34,047,000    $ 34,110,000

OPERATING EXPENSES
    Operating expenses                               25,463,000      26,865,000
    Depreciation and amortization                     4,365,000       4,323,000
    Provision for bad debts                           1,258,000         909,000

                                                   -------------   -------------

             Total operating expenses                31,086,000      32,097,000

                                                   -------------   -------------

INCOME FROM OPERATIONS                                2,961,000       2,013,000

OTHER EXPENSE (INCOME)
    Interest expense                                  4,237,000       4,235,000
    Other income                                        (37,000)       (110,000)
    Other expense                                        65,000          86,000

                                                   -------------   -------------

             Total other expense                      4,265,000       4,211,000

                                                   -------------   -------------

LOSS BEFORE MINORITY INTEREST                        (1,304,000)     (2,198,000)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES            (1,000)             --

                                                   -------------   -------------

NET LOSS                                           $ (1,305,000)   $ (2,198,000)

                                                   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE               $       (.03)   $       (.05)

                                                   =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basis and diluted                                41,106,813      41,106,813

                                                   =============   =============

    The accompanying notes are an integral part of these financial statements

                                 PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


THREE MONTHS ENDED JANUARY 31, 2005

                    COMMON STOCK $.01 PAR VALUE,
                    100,000,000 SHARES AUTHORIZED                      TREASURY STOCK, AT COST
                    ------------------------------     PAID-IN      -------------------------------    ACCUMULATED     STOCKHOLDERS'
                        SHARES          AMOUNT         CAPITAL          SHARES          AMOUNT           DEFICIT          DEFICIT
                    --------------  --------------  --------------  --------------   --------------   --------------  --------------
BALANCE--
OCTOBER 31, 2004       42,931,813   $     430,000   $ 100,536,000      (1,825,000)   $    (695,000)   $(167,826,000)  $ (67,555,000)

Net Loss                       --              --              --              --               --       (2,198,000)     (2,198,000)

                    --------------  --------------  --------------  --------------   --------------   --------------  --------------

BALANCE--
JANUARY 31, 2005
 (UNAUDITED)           42,931,813   $     430,000   $ 100,536,000      (1,825,000)   $    (695,000)   $(170,024,000)  $ (69,753,000)
                    ==============  ==============  ==============  ==============   ==============   ==============  ==============


                   The accompanying notes are an integral part of these financial statements

                                                      4

                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


THREE MONTHS ENDED JANUARY 31,                           2004          2005
------------------------------                       ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $ 3,151,000    $ 1,675,000
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (710,000)      (885,000)
    Proceeds from sale of equipment                           --         65,000
                                                     ------------   ------------

             Net cash used by investing activities      (710,000)      (820,000)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash disbursements in transit                       (726,000)      (549,000)
    Principal payments on notes and leases payable    (3,975,000)    (1,292,000)
    Proceeds from short and long-term borrowings       2,231,000        987,000
                                                     ------------   ------------
             Net cash used by financing activities    (2,470,000)      (854,000)


NET INCREASE (DECREASE) IN CASH                          (29,000)         1,000
CASH, beginning of period                                 30,000          1,000
                                                     ------------   ------------

CASH, end of period                                  $     1,000    $     2,000
                                                     ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest         $ 2,535,000    $ 3,714,000
                                                     ------------   ------------

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
    During the three months ended January 31, 2004, we converted equipment operating leases into capital leases and capitalized equipment of $5,971,000. During the three months ended January 31, 2005, we entered into additional capital leases for $2,067,000.


    The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements of Primedex include the accounts of Primedex, its wholly owned direct subsidiary, Radnet Management, Inc., or Radnet, and Beverly Radiology Medical Group III, or BRMG, which is a professional corporation, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., or Modesto, SoCal MR Site Management, Inc., Diagnostic Imaging Services, Inc., or DIS, Burbank Advanced LLC, or Burbank, and Rancho Bernardo Advanced LLC, or RB, all wholly owned subsidiaries of Radnet. Interests of minority shareholders are separately disclosed in the consolidated balance sheets and consolidated statements of operations of the Company. Effective July 31, 2004 and September 30, 2004, we purchased the remaining 25% minority interests in Rancho Bernardo and Burbank, respectively.

The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among BRMG, Dr. Berger and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in EITF 97-2. Medical services and supervision at most of our imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. Radnet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended January 31, 2005 and 2004 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $31.7 million at January 31, 2005 compared to a $32.2 million deficit at October 31, 2004, and had losses from operations of $2.2 million and $1.3 million during the three months ended January 31, 2005 and 2004, respectively. We also had a stockholders' deficit of $69.8 million at January 31, 2005 compared to a $67.6 million deficit at October 31, 2004.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing line of credit, now with Wells Fargo Foothill. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because it is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases. As of January 31, 2005 and October 31, 2004, our line of credit liabilities were $10.0 million and $14.0 million, respectively.

During fiscal 2004 and the first quarter of fiscal 2005, we took the actions described below to continue to fund our obligations. In addition, some of our plans to provide the necessary working capital in the future are summarized below.

BRMG and Wells Fargo Foothill are parties to a credit facility under which BRMG may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan has interest only payments through March 31, 2005 with the first quarterly principal payments due on April 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

Under the $20,000,000 revolving loan, an overadvance subline is available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until June 30, 2005. Beginning July 1, 2005 and until September 30, 2005, the maximum overadvance cannot exceed the lesser of $1,500,000 or one month of the average capitation receipts for the prior six months. Beginning October 31, 2005, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we are entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At January 31, 2005, the prime rate was 5.25% and we had $5.4 million of available borrowing under the Wells Fargo Foothill line.

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

We also had a line of credit with an affiliate of DVI. In late November 2004, we issued to Post Advisory Group, LLC, a Los Angeles-based investment advisor, $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008.

On December 19, 2003, we issued a $1.0 million convertible subordinate note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after June 19, 2005 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We have allocated $0.1 million to the value of the warrants.

During the third quarter of fiscal 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135 million of combined outstanding debt.

At the time of the debt restructuring, outstanding principal balances for DVI and GE were $15.2 million and $54.3 million respectively.

DVI's restructured note payable is six payments of interest only from July to December 2004 at 9%, 41 payments of principal and interest of $273,988, and a final balloon payment of $7.6 million on June 1, 2008 if and only if the Company's subordinated bond debentures, then due, are not extended or paid in full. If the bond debenture payment is deferred, the Company would make monthly payments of $290,785 to DVI for the next 29 months. Effective November 30, 2004, Post Advisory Group, LLC, ("Post"), acquired the DVI note payable and the indebtedness was restructured by Post and the Company. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to the Company over the term of the new obligation, but it will defer cash outlays of approximately $1.3 million per year until its maturity.

GE's restructured note payable is six payments of interest only at 9%, or $407,210, beginning on August 1, 2004, 40 payments of principal and interest at $1,127,067 beginning on February 1, 2005, and a final balloon payment of $21 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended or paid in full. If the bond debenture payment is deferred, we will continue to make monthly payments of $1,127,067 to GE for the next 20 months.

At the time of the debt restructuring, the outstanding principal balance, including accrued interest, due U.S. Bank was $65.6 million. U.S. Bank's restructured note payable is six payments of interest only at 9%, or $491,933, beginning on August 1, 2004, 40 payments of principal and interest of $1,055,301 beginning on February 1, 2005, and a final balloon payment of $39.7 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended or paid in full. If the bond debenture payment is deferred, we will continue to make monthly payments of $1,055,301 to U.S. Bank for the next 44 months.

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


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes net revenue for the three months ended January 31, 2004 and 2005:

                                                   2004            2005
                                              --------------   ------------
                 Net patient service          $  24,949,000    $24,860,000
                 Capitation                       9,098,000      9,250,000
                                              --------------   ------------

                 Net revenue                  $  34,047,000    $34,110,000
                                              ==============   ============


Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California.

Accounts receivable as of October 31, 2004 are presented net of allowances of approximately $58,641,000, of which $53,639,000 is included in current and $5,002,000 is included in noncurrent. Accounts receivable as of January 31, 2005, are presented net of allowances of approximately $54,069,000, of which $49,457,000 is included in current and $4,612,000 is included in noncurrent.


CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

With respect to accounts receivable, we routinely assess the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the three months ended January 31, 2004 and 2005 were:

                                                              Net Revenue
                                                            ---------------
                                                            2004       2005
                                                            ----       ----

                 Capitation contracts                       27 %       27 %
                 HMO/PPO/Managed care                       21 %       21 %
                 Special group contract                     13 %       10 %
                 Medicare                                   12 %       14 %
                 Blue Cross/Shield/Champus                  12 %       14 %
                 Commercial insurance                        6 %        5 %
                 Workers compensation                        4 %        3 %
                 Medi-Cal                                    2 %        3 %
                 Other                                       3 %        3 %

Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

STOCK OPTIONS - We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost for the issuance of stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were granted during the three months ended January 31, 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation.


Three Months Ended January 31,                          2004            2005
                                                     ------------   ------------

Net loss as reported                                 $(1,305,000)   $(2,198,000)
Deduct: Total stock-based employee compensation
  expense determined under fair value-based method       (54,000)       (46,000)
                                                     ------------   ------------

Pro forma net loss                                   $(1,359,000)   $(2,244,000)
                                                     ============   ============

Loss per share:

  Basic and diluted loss per share - as reported     $     (0.03)   $     (0.05)
                                                     ============   ============

  Basic and diluted loss per share - pro forma       $     (0.03)   $     (0.05)
                                                     ============   ============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment". The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply Statement 123R as of the first interim reporting period starting after June 15, 2005, which is our fourth quarter beginning August 1, 2005. We routinely use share-based payment arrangements as compensation for our employees. During the three months ended January 31, 2004 and 2005, had this rule been in effect, we would have recorded the non-cash expense of $54,000 and $46,000, respectively.


RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current period presentation. These changes have no effect on net income.


NOTE 3 - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS AND OPENINGS OF IMAGING CENTERS

In January 2004, we entered into a new building lease for approximately 3,963 square feet of space in Murrietta, California, near Temecula. The center opened in December 2004 and offers MRI, CT, PET and x-ray services. The equipment was financed by GE.

In July 2003, we entered into a new building lease for approximately 3,533 square feet of space in Westlake, California, near Thousand Oaks. The lease was for space in a new building and construction will be completed in the second quarter of fiscal 2005 when the center is expected to open. Rent does not commence until the construction is complete. The center will offer MRI, mammography and x-ray services.

In fiscal 2004, we opened an additional three satellite facilities servicing our Northridge, Rancho Cucamonga and Thousand Oaks centers.

CLOSURE OF IMAGING CENTERS

In early fiscal 2004, we first downsized and later closed our North County facility. The center's location was no longer productive and business could be sent to our facility in Rancho Bernardo. The equipment was moved to other locations and approximately $80,000 of leasehold improvements were written off. During the three months ended January 31, 2004, the center generated net revenue of $49,000 and incurred a net loss of $122,000.

In addition, during fiscal 2004, we closed two satellite facilities servicing our Antelope Valley and Lancaster regions. In fiscal 2005, we closed one satellite facility servicing our Temecula center in Sun City, California.


NOTE 4 - CAPITAL TRANSACTIONS

On February 17, 2004, we filed a certificate of merger with the Delaware Secretary of State to acquire the balance of our 91%-owned subsidiary, DIS, that we did not previously own. Pursuant to the terms of the merger, we are obligated to pay each stockholder of DIS, other than Primedex, $0.05 per share that approximated $60,000 in the aggregate. We believe the price per share represents the value of the minority interest. Stockholders had the right to contest the price by exercising their appraisal rights at any time through March 15, 2004. During fiscal 2004, we paid $35,000 to acquire 648,366 shares of DIS common stock and recorded the purchases as goodwill.

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after June 19, 2005 at $0.50 per share. As additional consideration for the financing, we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share and an expiration date of December 19, 2010. We have allocated $0.1 million to the value of the warrants.

In December 2003, we issued options to purchase 150,000 shares to two employees at $0.46 per share and retired options to purchase 4,000 shares at $1.67 per share upon two employee terminations. In December 2004, we retired options to purchase 500 shares at $0.46 per share upon one employee's termination.

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

All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty three of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Twenty two of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality sites near multi-modality sites to help accommodate overflow in targeted demographic areas.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. Over the past years, we have increased net revenue primarily through acquisitions, expansions of existing facilities, upgrades in equipment and development of new facilities.

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the three months ended January 31, 2005 by the following table:

                                                                PERCENTAGE
                                                                  OF NET
                  PAYOR TYPE                                     REVENUE
                  ----------                                     -------

                  Insurance (1)                                    40%
                  Managed Care Capitated Payors                    27
                  Medicare/Medi-Cal                                17
                  Other (2)                                        12
                  Workers Compensation/Personal Injury              4

--------------
1 Includes Blue Cross/Blue Shield, which represented 13% of our net revenue for the three months ended January 31, 2005.
2 Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services or us and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the three months ended January 31, 2005. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

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


OUR RELATIONSHIP WITH BRMG

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors, and owns approximately 30% of Primedex's outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than providing such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups.

Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at January 31, 2005, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG finances these receivables under a working capital facility with Wells Fargo Foothill and regularly advances to us the funds that it draws under this working capital facility, which we use for our own working capital purposes. We repay or offset these advances with periodic payments from BRMG to us under the management agreement. We guarantee BRMG's obligations under this working capital facility.

As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              ------------------

                                                               2004       2005
                                                              -------    -------

Net revenue                                                    100.0%     100.0%
Operating expenses:
  Operating expenses                                            74.8       78.7
  Depreciation and amortization                                 12.8       12.7
  Provision for bad debts                                        3.7        2.7

                                                              -------    -------

  Total operating expense                                       91.3       94.1

Income from operations                                           8.7        5.9

Other expense (income):
  Interest expense                                              12.4       12.4
  Other income                                                  (0.1)      (0.3)
  Other expense                                                  0.2        0.2

                                                              -------    -------

  Total other expense                                           12.5       12.3

Loss before minority interest                                   (3.8)      (6.4)

Minority interest in earnings of subsidiaries                     --         --

                                                              -------    -------

Net loss                                                        (3.8)      (6.4)
                                                              =======    =======

THREE MONTHS ENDED JANUARY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2004

During the last twelve months, we continued our efforts to enhance our operations and expand our network, while improving our financial position and cash flows. Our results for the three months ended January 31, 2005 were affected by the opening and integration of new facilities, the slower than expected improvements in income from operations at Beverly Tower, and our continuing focus on controlling operating expenses. As a result of these factors and the other matters discussed below, we experienced a decrease in income from operations of $948,000 and a net loss increase of $893,000.

During fiscal 2004 and the first three months of January 31, 2005, we made significant progress in solidifying our financial condition. We restructured the majority of our existing notes and capital lease obligations consolidating balances, extending terms and improving future net cash flows for debt service, and we restructured our working capital line with a new lender, Wells Fargo Foothill. In late November 2004, we issued to Post Advisory Group, LLC, a Los Angeles-based investment advisor, $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008. In addition, Post acquired $15.2 million of our notes payable from an affiliate of DVI and the indebtedness was restructured by Post and us. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to us over the term of the new obligation, but it will defer cash flow outlays of approximately $1.3 million per year until maturity. Net cash used by financing activities decreased from $2.5 million for the first three months ended January 31, 2004 to $0.9 million in the same period in fiscal 2005, and our working capital deficit improved from $32.2 million as of October 31, 2004 to $31.7 million as of January 31, 2005. At the same time, however, net cash provided by operating activities decreased for the three months ended January 31, 2005.

NET REVENUE

Net revenue for the three months ended January 31, 2005 was $34.1 million compared to $34.0 million for the same period in fiscal 2004, an increase of approximately $63,000. The increase was offset by $49,000 in net revenue attributable to North County which was closed in fiscal 2004. In the aggregate, net revenue was consistent between both periods, but at the individual facilities (or groups of facilities), net revenue changes were more variable.

The largest increases were at the Palm Springs (Desert Advanced), Orange Imaging, Long Beach (Los Coyotes) and Beverly Tower facilities with combined net revenue increases of approximately $1.2 million when comparing results for the three months ended January 31, 2004 with the same period this year. The Orange and Long Beach facilities' continued growth is due to a variety of factors including their physical locations, improvements in contracted reimbursement rates and increases in patient volume and throughput. Beverly Tower's net revenue increase is due to the solidifying of physician staffing subsequent to disruptions caused when the prior physician group's contract was terminated in October 2003. The continued improvements at the Palm Springs and Palm Desert facilities is due to increased marketing and the maturity of these newer facilities opened in late 2001.

The largest decreases in net revenue were at the Modesto, Lancaster and Antelope Valley facilities with combined decreases of approximately $1.0 million. The Lancaster and Antelope Valley net revenue decreases were due to the termination of a capitation contract in March 2004 when we were unable to secure a sufficient price increase to warrant its renewal. The Modesto net revenue decrease was due to increased competition in the area.


OPERATING EXPENSES

Operating expenses for the three months ended January 31, 2005 increased approximately $1.0 million, or 3.3%, from $31.1 million in the first quarter of fiscal 2004 to $32.1 million in the same quarter this year. The increase is net of $0.1 million of net operating expenses related to North County which was closed in fiscal 2004.

The following table sets forth our operating expenses for the three months ended January 31, 2004 and 2005 (dollars in thousands):

                                                           Three Months Ended
                                                                January 31,
                                                          ----------------------
                                                            2004          2005
                                                          --------      --------
Salaries and professional reading fees                    $15,681       $16,705
Building and equipment rental                               1,920         1,973
General administrative expenses                             7,862         8,187
                                                          ========      ========


Total operating expenses                                   25,463        26,865

Depreciation and amortization                               4,365         4,323
Provision for bad debt                                      1,258           909


         o        SALARIES AND PROFESSIONAL READING FEES

         Salaries and professional reading fees increased $1.0 million for the three months ended January 31, 2005 when compared to the same period last year. The increase in salaries is primarily due to the higher costs associated with recruiting and retaining key personnel, the hiring of a chief financial officer, the solidifying of Beverly Tower's physician staff due to the disruption in October 2003, the hiring of physician assistants, and the costs of additional personnel necessary to open additional satellite locations and the build-out of new centers in Murietta and Westlake. During the three months ended January 31, 2004, our Beverly Tower facilities had professional reading fees of $494,000 compared to $939,000 for the same period this year. Since January 2004, BRMG rehired seven key Tower radiologists for the Beverly Tower facilities to solidify its staffing.

         o        BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $53,000 for the three months ended January 31, 2005 when compared to the same period last year. The increase is primarily due to the addition of building rental expense for the new center in Murietta coupled with annual increases in base rentals from existing leased facilities.


         o        GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses increased $325,000, or 4.1%, for the three months ended January 31, 2005 when compared to the same period last year. Though we have experienced decreases in expenditures for insurance due to changes in coverage and cost reductions, expenditures for outside services and utilities have increased due to increased utilization.


         o        DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $42,000 for the three months ended January 31, 2005 when compared to the same period last year. The net change was nominal.


         o        PROVISION FOR BAD DEBT

         The $349,000 decrease in provision for bad debt for the three months ended January 31, 2005 when compared to the same period last year was primarily a result of decreased bad debt write-offs, the improvement in billing and collections with the conversion to a single internal system and no significant payor dissolutions in the last twelve months.


OTHER EXPENSE (INCOME)

Other expense decreased $54,000 for the three months ended January 31, 2005 when compared to the same period last year.

         o        INTEREST EXPENSE

         Interest expense for the three months ended January 31, 2005 decreased $2,000 when compared to the same period last year. The decrease was nominal.


         o        OTHER INCOME

         In the three months ended January 31, 2004 and 2005, we earned other income of $37,000 and $110,000, respectively, principally comprised of sublease income, record copy income, gains from sale of equipment, write-offs of certain liabilities and deferred rent income. In the three months ended January 31, 2005, we sold a mobile MRI for $65,000 and recognized a gain on the transaction of approximately $12,000. In addition, during the same period, we recognized gains from write-offs of liabilities previously expensed in fiscal 2004 for approximately $62,000.


         o        OTHER EXPENSE

         In the three months ended January 31, 2004 and 2005, we incurred other expense of $65,000 and $86,000, respectively, principally comprised of write-offs of miscellaneous receivables and other assets, losses on the sale or disposal of assets, and costs related to bond offerings and debt restructures.

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the Rancho Bernardo Advanced LLC for the period. We purchased the residual interests in both centers in September and July 2004, respectively. We now own 100% of all our locations and our minority interest liabilities have been eliminated. Minority interest in earnings of subsidiaries for the three months ended January 31, 2004, previous to the buyouts, were $1,000.


LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $31.7 million at January 31, 2005 compared to a $32.2 million deficit at October 31, 2004, and had losses from operations of $2.2 million and $1.3 million during the three months ended January 31, 2005 and 2004, respectively. We also had a stockholders' deficit of $69.8 million at January 31, 2005 compared to a $67.6 million deficit at October 31, 2004.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing line of credit, now with Wells Fargo Foothill. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because it is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases. As of January 31, 2005 and October 31, 2004, our line of credit liabilities were $10.0 million and $14.0 million, respectively.

During fiscal 2004 and the first quarter of fiscal 2005, we took the actions described below to continue to fund our obligations. In addition, some of our plans to provide the necessary working capital in the future are summarized below.

BRMG and Wells Fargo Foothill are parties to a credit facility under which BRMG may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan has interest only payments through March 31, 2005 with the first quarterly principal payments due on April 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

Under the $20,000,000 revolving loan, an overadvance subline is available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until June 30, 2005. Beginning July 1, 2005 and until September 30, 2005, the maximum overadvance cannot exceed the lesser of $1,500,000 or one month of the average capitation receipts for the prior six months. Beginning October 31, 2005, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we are entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At January 31, 2005, the prime rate was 5.25% and we had $5.4 million of available borrowing under the Wells Fargo Foothill line.

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

We also had a line of credit with an affiliate of DVI. In late November 2004, we issued to Post Advisory Group, LLC, a Los Angeles-based investment advisor, $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008.

On December 19, 2003, we issued a $1.0 million convertible subordinate note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after June 19, 2005 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We have allocated $0.1 million to the value of the warrants.

During the third quarter of fiscal 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135 million of combined outstanding debt.

At the time of the debt restructuring, outstanding principal balances for DVI and GE were $15.2 million and $54.3 million respectively.

DVI's restructured note payable is six payments of interest only from July to December 2004 at 9%, 41 payments of principal and interest of $273,988, and a final balloon payment of $7.6 million on June 1, 2008 if and only if the Company's subordinated bond debentures, then due, are not extended or paid in full. If the bond debenture payment is deferred, the Company would make monthly payments of $290,785 to DVI for the next 29 months. Effective November 30, 2004, Post Advisory Group, LLC, ("Post"), acquired the DVI note payable and the indebtedness was restructured by Post and the Company. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to the Company over the term of the new obligation, but it will defer cash outlays of approximately $1.3 million per year until its maturity.

GE's restructured note payable is six payments of interest only at 9%, or $407,210, beginning on August 1, 2004, 40 payments of principal and interest at $1,127,067 beginning on February 1, 2005, and a final balloon payment of $21 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended or paid in full. If the bond debenture payment is deferred, we will continue to make monthly payments of $1,127,067 to GE for the next 20 months.

At the time of the debt restructuring, the outstanding principal balance, including accrued interest, due U.S. Bank was $65.6 million. U.S. Bank's restructured note payable is six payments of interest only at 9%, or $491,933, beginning on August 1, 2004, 40 payments of principal and interest of $1,055,301 beginning on February 1, 2005, and a final balloon payment of $39.7 million due on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended or paid in full. If the bond debenture payment is deferred, we will continue to make monthly payments of $1,055,301 to U.S. Bank for the next 44 months.

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


SOURCES AND USES OF CASH

Cash increased for the three months ended January 31, 2005 by $1,000. Cash decreased for the three months ended January 31, 2004 by $29,000.

Cash provided by operating activities for the three months ended January 31, 2005 was $1.7 million compared to $3.2 million for the same period in 2004. The primary reason for the decrease in cash was due to interest expense of approximately $1.4 million which was accrued, but unpaid, during the first three months of fiscal 2004 while renegotiating a portion of our existing notes and capital lease obligations.

Cash used by investing activities for the three months ended January 31, 2005 was $820,000 compared to $710,000 for the same period in 2004. For the three months ended January 31, 2005 and 2004, we purchased property and equipment for approximately $885,000 and $710,000, respectively, and during the three months ended January 31, 2005, we received proceeds from the sale of equipment of $65,000.

Cash used for financing activities for fiscal 2005 was $854,000 compared to $2,470,000 for the same period in 2004. For fiscal 2005 and 2004, we made principal payments on capital leases, notes payable and lines of credit of approximately $1,292,000 and $3,975,000, respectively, reduced cash disbursements in transit by $549,000 and $726,000, respectively, and received proceeds from borrowings under existing lines of credit and refinancing arrangements of approximately $987,000 and $2,231,000, respectively.


CONTRACTUAL COMMITMENTS

Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

FOR THE TWELVE MONTHS ENDED JANUARY 31,                                            THERE-
                            2006       2007       2008       2009       2010       AFTER      TOTAL
                          ---------  ---------  ---------  ---------  ---------  ---------  ---------
Notes payable*            $ 14,531   $ 12,857   $ 12,856   $ 54,893         --         --   $ 95,137
Capital leases*             17,399     16,624     16,445     33,195        682         --     84,345
Lines of credit              9,953         --         --         --         --         --      9,953
Subordinated debentures         --         --         --     16,147         --         --     16,147
Operating leases             6,878      5,967      4,928      3,976      3,212     12,386     37,347
Purchase obligations(1)      2,500      1,875         --         --         --         --      4,375
Tower settlement               574         --         --         --         --         --        574
Other obligations(2)           663         --         --         --         --         --        663
--------                  ---------  ---------  ---------  ---------  ---------  ---------  ---------

TOTAL(3)                  $ 52,498   $ 37,323   $ 34,229   $108,211   $  3,894   $ 12,386   $248,541

------------------

*        Includes interest.
1 Includes a three-year obligation to purchase imaging film from Fuji. We must purchase an aggregate of $7.5 million of film at a rate of approximately $2.5 million per year over the term of the agreement.
2 Other short-term obligations related to buyouts of the limited liability Company minority interests in Rancho Bernardo and Burbank and other assets.
3 Does not include our obligation under our maintenance agreement with GE Medical Systems described below.

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

Specific factors that might cause actual results to differ from our expectations, include, but are not limited to:

         o economic, competitive, demographic, business and other conditions in our markets;
         o    a decline in patient referrals;
         o changes in the rates or methods of third-party reimbursement for diagnostic imaging services;
         o the enforceability or termination of our contracts with radiology practices;
         o the availability of additional capital to fund capital expenditure requirements;
         o burdensome lawsuits against our contracted radiology practices and us;
         o reduced operating margins due to our managed care contracts and capitated fee arrangements;
         o any failure on our part to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;
         o our substantial indebtedness, debt service requirements and liquidity constraints;
         o the interruption of our operations in certain regions due to earthquake or other extraordinary events;
         o the recruitment and retention of technologists by us or by radiologists of our contracted radiology groups; and
         o other factors discussed in the "Risk Factors" section or elsewhere in this report or included in our Form 10-K for the year ended October 31, 2004.

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

We have incurred net losses of $2.2 million and $1.3 million during the three months ended January 31, 2005 and 2004, respectively, and at January 31, 2005 we had an accumulated stockholders' deficit of $69.8 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

For the three months ended January 31, 2005 and 2004, we derived approximately 27% of our net revenue from capitation arrangements. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medi-Cal programs. For the three months ended January 31, 2005, approximately 17% of our net revenue came from the Medicare and Medi-Cal programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------- ----------------------------------------------------------

We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

The majority of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. None of our long-term liabilities have variable interest rates. Our credit facility, classified as a current liability on our financial statements, is interest expense sensitive to changes in the general level of interest because it is based upon the current prime rate plus a factor.


ITEM 4. CONTROLS AND PROCEDURES
------- -----------------------

As required by Rule 13a-15(b) of the Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Quarterly Report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report. As required by Rule 13a-15(d), our management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there has been no such change during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         There are no matters to be reported under this heading.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         There are no matters to be reported under this heading.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There are no matters to be reported under this heading.

ITEM 5. OTHER INFORMATION

         On March 14, 2005, Lawrence L. Levitt was appointed to fill a vacancy on our Board of Directors and Audit Committee. Mr. Levitt, age 61, has been since 1987 the president and chief financial officer of Canyon Management Company, a registered investment advisor which manages a privately held investment fund. Mr. Levitt is also a director of River Downs Management Corporation, operator of a thoroughbred racetrack in Ohio. Mr. Levitt, a certified public accountant, was prior to 1973, a tax manager with Arthur Young and Company.

ITEM 6. EXHIBITS

         a) Exhibit 31.1 -- Certification Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002
         b) Exhibit 31.2 -- Certification Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002
         c) Exhibit 32.1 -- Certification Pursuant to 18 U.S.C. Section 1350 as
                            Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002
         d) Exhibit 32.2 -- Certification Pursuant to 18 U.S.C. Section 1350 as
                            Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

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


                                  PRIMEDEX HEALTH SYSTEMS, INC.
                                  ----------------------------------------------
                                  (Registrant)


Date:  March 8, 2005              By     /s/    HOWARD G. BERGER, M.D.
                                  ----------------------------------------------
                                  Howard G. Berger, M.D., President and Director
                                  (Principal Executive Officer)



Date:  March 8, 2005              By     /s/    MARK D. STOLPER
                                  ----------------------------------------------
                                  Mark D. Stolper, Chief Financial Officer
                                  (Principal Accounting Officer)