Form 10-Q
period 2005-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 2005-06-20
CIK 790526

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     The number of shares outstanding of the registrant's common stock as of June 17, 2005 was 41,106,813 (excluding treasury shares).

================================================================================

                              PART 1 -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                CONSOLIDATED BALANCE SHEETS


                                                              APRIL 30,       OCTOBER 31,
                                                                2005             2004
                                                            -------------    -------------
                         ASSETS

CURRENT ASSETS
       Cash and cash equivalents                            $       1,000    $       1,000
       Accounts receivable, net, unbilled
            receivables and other receivables                  20,485,000       20,995,000
       Other                                                    1,614,000        1,858,000
                                                            -------------    -------------
                     Total current assets                      22,100,000       22,854,000
                                                            -------------    -------------
PROPERTY AND EQUIPMENT, NET                                    74,262,000       77,333,000
                                                            -------------    -------------
OTHER ASSETS
       Accounts receivable, net                                 1,944,000        1,868,000
       Goodwill                                                23,099,000       23,099,000
       Trade name and other                                     3,971,000        2,297,000
                                                            -------------    -------------
                     Total other assets                        29,014,000       27,264,000
                                                            -------------    -------------
                     Total assets                           $ 125,376,000    $ 127,451,000
                                                            =============    =============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Cash disbursements in transit                        $   2,306,000    $   2,536,000
       Accounts payable and accrued expenses                   21,442,000       22,852,000
       Revolving line of credit                                12,770,000       14,011,000
       Current portion of notes and leases payable             18,680,000       15,627,000
                                                            -------------    -------------
                     Total current liabilities                 55,198,000       55,026,000
                                                            -------------    -------------
LONG-TERM LIABILITIES
       Subordinated debentures payable                         16,147,000       16,147,000
       Notes payable to related party                           2,155,000        2,119,000
       Notes and leases payable, net of current portion       120,758,000      121,385,000
       Accrued expenses                                         1,467,000          329,000
                                                            -------------    -------------
                     Total long-term liabilities              140,527,000      139,980,000
                                                            -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT                                         (70,349,000)     (67,555,000)
                                                            -------------    -------------
       Total liabilities and stockholders' deficit          $ 125,376,000    $ 127,451,000
                                                            =============    =============


         The accompanying notes are an integral part of these financial statements


                                            2

                                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
APRIL 30,                                              2004            2005            2004            2005
---------                                          ------------    ------------    ------------    ------------
NET REVENUE                                        $ 35,853,000    $ 35,190,000    $ 69,900,000    $ 69,300,000

OPERATING EXPENSES
       Operating expenses                            26,899,000      26,137,000      52,362,000      53,002,000
       Depreciation and amortization                  4,477,000       4,339,000       8,842,000       8,662,000
       Provision for bad debts                        1,398,000         934,000       2,656,000       1,843,000
       Loss on disposal of equipment, net                    --         649,000              --         698,000
                                                   ------------    ------------    ------------    ------------

                     Total operating expenses        32,774,000      32,059,000      63,860,000      64,205,000
                                                   ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                3,079,000       3,131,000       6,040,000       5,095,000

OTHER EXPENSE (INCOME)
       Interest expense                               4,218,000       4,275,000       8,455,000       8,510,000
       Other income                                     (34,000)       (548,000)        (71,000)       (646,000)
       Other expense                                    781,000              --         846,000          25,000
                                                   ------------    ------------    ------------    ------------

                     Total other expense              4,965,000       3,727,000       9,230,000       7,889,000
                                                   ------------    ------------    ------------    ------------

LOSS BEFORE MINORITY INTEREST                        (1,886,000)       (596,000)     (3,190,000)     (2,794,000)

MINORITY INTEREST IN EARNINGS OF
  SUBSIDIARIES                                          (11,000)             --         (12,000)             --
                                                   ------------    ------------    ------------    ------------

NET LOSS                                           $ (1,897,000)   $   (596,000)   $ (3,202,000)   $ (2,794,000)
                                                   ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE               $       (.05)   $       (.02)   $       (.08)   $       (.07)
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basis and diluted                             41,106,813      41,106,813      41,106,813      41,106,813
                                                   ============    ============    ============    ============


                   The accompanying notes are an integral part of these financial statements


                                                       3

                                            PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


SIX MONTHS ENDED APRIL 30, 2005

                   COMMON STOCK $.01 PAR VALUE,
                   100,000,000 SHARES AUTHORIZED                      TREASURY STOCK, AT COST
                   -----------------------------      PAID-IN      ------------------------------     ACCUMULATED     STOCKHOLDERS'
                       SHARES          AMOUNT         CAPITAL          SHARES           AMOUNT          DEFICIT          DEFICIT
                   -------------   -------------   -------------   -------------    -------------    -------------    -------------
BALANCE--
OCTOBER 31, 2004      42,931,813   $     430,000   $ 100,536,000      (1,825,000)   $    (695,000)   $(167,826,000)   $ (67,555,000)

Net Loss                      --              --              --              --               --       (2,794,000)      (2,794,000)
                   -------------   -------------   -------------   -------------    -------------    -------------    -------------

BALANCE--
APRIL 30, 2005
(UNAUDITED)           42,931,813   $     430,000   $ 100,536,000      (1,825,000)   $    (695,000)   $(170,620,000)   $ (70,349,000)
                   =============   =============   =============   =============    =============    =============    =============


                             The accompanying notes are an integral part of these financial statements


                                                                 4

                             PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


SIX MONTHS ENDED APRIL 30,                                                     2004           2005
--------------------------                                                 -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $ 7,358,000    $ 3,038,000
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                   (1,183,000)    (1,871,000)
       Purchase of subsidiary common stock                                     (35,000)            --
       Proceeds from sale of equipment                                              --         65,000
                                                                           -----------    -----------

             Net cash used by investing activities                          (1,218,000)    (1,806,000)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Cash disbursements in transit                                           (36,000)      (230,000)
       Principal payments on notes and leases payable                       (6,049,000)    (5,044,000)
       Payments on line of credit                                           (1,083,000)    (1,241,000)
       Proceeds from short and long-term borrowings on notes payable         1,000,000      5,283,000
                                                                           -----------    -----------

             Net cash used by financing activities                          (6,168,000)    (1,232,000)
                                                                           -----------    -----------

NET DECREASE IN CASH                                                           (28,000)            --
CASH, beginning of period                                                       30,000          1,000
                                                                           -----------    -----------

CASH, end of period                                                        $     2,000    $     1,000
                                                                           -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the period for interest                            $ 4,598,000    $ 8,019,000
                                                                           -----------    -----------


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
     During the six months ended April 30, 2004, we converted equipment operating leases into capital leases and capitalized equipment of $6,220,000 and financed additional equipment for $300,000. During the six months ended April 30, 2005, we entered into additional capital leases for $4,781,000.


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

The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among BRMG, Dr. Berger and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in EITF 97-2. Medical services and supervision at most of our imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99% owned by Dr. Berger. Radnet provides non-medical, technical and administrative services to BRMG for which they receive a management fee.

Operating activities of subsidiary entities are included in the accompanying financial statements from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 2005 and 2004 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $33.1 million at April 30, 2005 compared to a $32.2 million deficit at October 31, 2004, and had losses from operations of $0.6 million and $1.9 million during the three months ended April 30, 2005 and 2004, respectively, and had losses from operations of $2.8 million and $3.2 million during the six months ended April 30, 2005 and 2004, respectively. We also had a stockholders' deficit of $70.3 million at April 30, 2005 compared to a $67.6 million deficit at October 31, 2004.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing line of credit, now with Wells Fargo Foothill. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because it is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases. As of April 30, 2005 and October 31, 2004, our line of credit liabilities were $12.8 million and $14.0 million, respectively.

During the last twelve months, we took the actions described below to continue to fund our obligations. In addition, some of our plans to provide the necessary working capital in the future are summarized below.

BRMG and Wells Fargo Foothill are parties to a credit facility under which BRMG may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan had interest only payments through February 28, 2005 with the first quarterly principal payments due on March 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

Under the $20,000,000 revolving loan, an overadvance subline will be available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until September 30, 2005. Beginning the earlier of October 1, 2005 or when the term loan funds, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we are entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At April 30, 2005, the prime rate was 5.75% and we had $4.4 million of available borrowing under the Wells Fargo Foothill revolving loan.

Advances outstanding under the revolving loan bear interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bear interest at the base rate plus 4.75%. Letter of credit fees bear interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as it prime rate. The line is collateralized by substantially all of our assets and requires us to meet certain financial covenants including minimum levels of EBITDA, net worth, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

We also had a line of credit with an affiliate of DVI. In late November 2004, we and Post Advisory Group, LLC, a Los Angeles-based investment advisor, issued $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008.

On December 19, 2003, we issued a $1.0 million convertible subordinate note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after August 19, 2005 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

During the third quarter of fiscal 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135.1 million of combined outstanding debt. At the time of the debt restructuring, outstanding principal balances for DVI, GE and U.S. Bank were $15.2 million, $54.3 million and $65.6 million respectively.

DVI's restructured note payable is six payments of interest only from July to December 2004 at 9%, 41 payments of principal and interest of $273,988, and a final balloon payment of $7.6 million on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payment is deferred, we would make monthly payments of $290,785 to DVI for the next 29 months. Effective November 30, 2004, Post Advisory Group, LLC, ("Post"), acquired the DVI note payable and the indebtedness was restructured by Post and us. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to us over the term of the new obligation, but it will defer cash outlays of approximately $1.3 million per year until its maturity.

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

We are subject to certain financial covenants with our primary lenders. Our lenders revised portions of the covenants to permit us to avoid not achieving certain minimums and being in default in our loans at April 30, 2005. At this time our preliminary analysis indicates it is reasonably possible that no further revision to our financial covenants with our lenders will be required, although our lenders have indicated willingness to provide such revisions, if necessary. However, there can be no assurance our lenders will continue to provide this type of accomodation, if required.

Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in the next twelve months.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION - Revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue.

Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on our evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services.

Capitation revenue is recognized as revenue during the period in which we were obligated to provide services to plan enrollees under contracts with various health plans. Under these contracts, we receive a per enrollee amount each month covering all contracted services needed by the plan enrollees.

The following table summarizes net revenue for the three and six months ended April 30, 2004 and 2005:

                               THREE MONTHS ENDED           SIX MONTHS ENDED
     APRIL 30,                 2004          2005          2004          2005
     ---------             -----------   -----------   -----------   -----------
     Net patient service   $27,987,000   $26,266,000   $52,936,000   $51,126,000
     Capitation              7,866,000     8,924,000    16,964,000    18,174,000
                           -----------   -----------   -----------   -----------
     Net revenue           $35,853,000   $35,190,000   $69,900,000   $69,300,000
                           ===========   ===========   ===========   ===========

Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California.

Accounts receivable as of October 31, 2004 are presented net of allowances of approximately $58,641,000, of which $53,639,000 is included in current and $5,002,000 is included in noncurrent. Accounts receivable as of April 30, 2005, are presented net of allowances of approximately $57,051,000, of which $52,185,000 is included in current and $4,866,000 is included in noncurrent.


CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

With respect to accounts receivable, we routinely assess the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the three and six months ended April 30, 2004 and 2005 were:

                                         FOR THE THREE         FOR THE SIX
                                         MONTHS ENDED         MONTHS ENDED
                                        --------------       --------------

     APRIL 30,                          2004      2005       2004      2005
     ---------                          ----      ----       ----      ----
     Capitation contracts                22%       25%        24%       26%
     HMO/PPO/Managed care                21%       22%        22%       22%
     Special group contract              13%        9%        13%       10%
     Medicare                            14%       15%        13%       15%
     Blue Cross/Shield/Champus           14%       14%        13%       14%
     Commercial insurance                 5%        4%         5%        4%
     Workers compensation                 4%        3%         4%        3%
     Medi-Cal                             2%        3%         2%        3%
     Other                                5%        5%         4%        3%

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

                                                                 FOR THE SIX MONTHS ENDED
                                                                --------------------------
     APRIL 30,                                                     2004           2005
     ---------                                                  -----------    -----------
     Net loss as reported                                       $(3,202,000)   $(2,794,000)
     Deduct: Total stock-based employee compensation
          expense determined under fair value-based method         (189,000)       (92,000)
                                                                -----------    -----------

     Pro forma net loss                                         $(3,391,000)   $(2,886,000)
                                                                ===========    ===========
     Loss per share:

         Basic and diluted loss per share - as reported         $     (0.08)   $     (0.07)
                                                                ===========    ===========

          Basic and diluted loss per share - pro forma          $     (0.08)   $     (0.07)
                                                                ===========    ===========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" which was amended effective April 2005. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply Statement 123R as of the first interim reporting period of our first fiscal year beginning on or after June 15, 2005, which is our first quarter beginning November 1, 2005. We routinely use share-based payment arrangement as compensation for our employees. During the six months ended April 30, 2004 and 2005, had this rule been in effect, we would have recorded the non-cash expense of $189,000 and $92,000, respectively.

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

In July 2003, we entered into a new building lease for approximately 3,533 square feet of space in Westlake, California, near Thousand Oaks. The center opened in March 2005 and offers MRI, mammography and x-ray services.

In fiscal 2004, we opened an additional three satellite facilities servicing our Northridge, Rancho Cucamonga and Thousand Oaks centers.

CLOSURE OF IMAGING CENTERS

In early fiscal 2004, we first downsized and later closed our North County facility. The center's location was no longer productive and business could be sent to our facility in Rancho Bernardo. The equipment was moved to other locations and approximately $80,000 of leasehold improvements were written off. During the six months ended April 30, 2004, the center generated net revenue of $49,000 and incurred a net loss of $122,000. There was no revenue in the second quarter of fiscal 2004.

In addition, during fiscal 2004, we closed two satellite facilities servicing our Antelope Valley and Lancaster regions. In fiscal 2005, we closed one satellite facility servicing our Temecula center in Sun City, California.

At various times, we may open or close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, patient volume from these contracts may vary, or we may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.

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

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after August 19, 2005 at $0.50 per share. As additional consideration for the financing, we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share and an expiration date of December 19, 2010. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

In December 2003, we issued options to purchase 150,000 shares to two employees at $0.46 per share and canceled options to purchase 4,000 shares at $1.67 per share upon two employee terminations.

During the six months ended April 30, 2004, we granted 2,600,000 warrants to seven physicians of BRMG, with the individual grants ranging from 50,000 to 1,500,000. The warrants have exercise prices ranging from $0.41 to $0.70 per share. During the six months ended April 30, 2004, we granted 225,000 warrants to one officer and two directors with an exercise price of $0.60 per share. There were no options or warrants granted during fiscal 2005.

During the six months ended April 30, 2004, we retired warrants to purchase 4,000 shares at $1.67 per share and 500 shares at $0.46 per share upon three employee terminations. During the six months ended April 30, 2005, we canceled options to purchase 500 shares at $0.46 per share upon one employee's termination.

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

All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty-four of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Twenty-two of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality sites near multi-modality sites to help accommodate overflow in targeted demographic areas.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. Over the past years, we have increased net revenue primarily through acquisitions, expansions of existing facilities, upgrades in equipment, development of new facilities and improvements in net reimbursement.

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the six months ended April 30, 2005 by the following table:

                                                        PERCENTAGE
                                                          OF NET
        PAYOR TYPE                                        REVENUE
        ----------                                      ----------
        Insurance(1)                                        40%
        Managed Care Capitated Payors                       26
        Medicare/Medi-Cal                                   18
        Other(2)                                            12
        Workers Compensation/Personal Injury                 4

----------
(1) Includes Blue Cross/Blue Shield, which represented 14% of our net revenue for the six months ended April 30, 2005.
(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services, or us, and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the six months ended April 30, 2005. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

The principal components of our fixed operating expenses, excluding depreciation, include professional fees paid to radiologists, except for those radiologists who are paid based on a percentage of revenue, compensation paid to technologists and other facility employees, and expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers' compensation and employee medical. The principal components of our variable operating expenses include expenses related to equipment maintenance, medical supplies and certain outside service expenses paid per exam or per use during the period. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system can significantly improve our margins, while lower scan volumes can result in significantly lower margins.

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

OUR RELATIONSHIP WITH BRMG

Howard G. Berger, M.D. is our President and Chief Executive, a member of our Board of Directors, and owns approximately 30% of Primedex's outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than providing such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our facilities in a manner more consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups.

Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at April 30, 2005, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates their expenses, including Dr. Berger's compensation, fees payable to us, and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG finances these receivables under a working capital facility with Wells Fargo Foothill and regularly advances to us the funds that it draws under this working capital facility, which we use for our own working capital purposes. We repay or offset these advances with periodic payments from BRMG to us under the management agreement. We guarantee BRMG's obligations under this working capital facility.

As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.

                                                       SIX MONTHS ENDED
                                                           APRIL 30,
                                                    ---------------------
                                                      2004         2005
                                                    --------     --------
Net revenue                                            100.0%       100.0%
Operating expenses:
   Operating expenses                                   74.9         76.5
   Depreciation and amortization                        12.7         12.5
   Provision for bad debts                               3.8          2.6
   Loss on disposal of equipment, net                     --          1.0
                                                    --------     --------

   Total operating expense                              91.4         92.6

Income from operations                                   8.6          7.4

Other expense (income):
   Interest expense                                     12.1         12.3
   Other income                                         (0.1)        (0.9)
   Other expense                                         1.2           --
                                                    --------     --------

   Total other expense                                  13.2         11.4

Loss before minority interest                           (4.6)        (4.0)

Minority interest in earnings of subsidiaries             --           --
                                                    --------     --------

Net loss                                                (4.6)        (4.0)
                                                    ========     ========

SIX MONTHS ENDED APRIL 30, 2005 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2004

During the last six months, we continued our efforts to enhance our operations and expand our network, while improving our financial position and cash flows. Our results for the six months ended April 30, 2005 were affected by the opening and integration of new facilities and our continuing focus on controlling operating expenses. As a result of these factors and the other matters discussed below, we experienced a decrease in income from operations of $945,000 but reduced our net loss by $408,000 for the six months ended April 30, 2005 when compared to the same period last year.

During fiscal 2004 and the first six months of fiscal 2005, we made significant progress in solidifying our financial condition. We restructured the majority of our existing notes and capital lease obligations consolidating balances, extending terms and improving future net cash flows for debt service, and we restructured our working capital line with a new lender, Wells Fargo Foothill. Effective November 30, 2004, we and Post Advisory Group, LLC, ("Post"), a Los Angeles-based investment advisor, issued $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008. In addition, Post acquired $15.2 million of our notes payable from an affiliate of DVI and the indebtedness was restructured by Post and us. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to us over the term of the new obligation, but it will defer cash flow outlays of approximately $1.3 million per year until maturity.

Net cash used by financing activities decreased from $6.2 million for the first six months of fiscal 2004 to $1.2 million for the same period in fiscal 2005. At the same time, however, our working capital deficit increased from $32.2 million as of October 31, 2004 to $33.1 million as of April 30, 2005 and net cash provided by operating activities decreased for the six months ended April 30, 2005 when compared to the same period last year.


NET REVENUE

Net revenue for the six months ended April 30, 2005 was $69.3 million compared to $69.9 million for the same period in fiscal 2004, a decrease of approximately $600,000. The decrease included $49,000 in net revenue attributable to North County which was closed in fiscal 2004.

We have continued to improve our yield from capitation contracts as a result of contractual and negotiated increases in reimbursement coupled with improved collections of co-payments from the individual patients. Special group contract and workers compensation business continued to decline due to changes in the workers' compensation laws in California which made it more difficult for litigated claimants. In the aggregate, net revenue was consistent between both periods, but at the individual facilities (or groups of facilities), net revenue changes were more variable.

During the six months ended April 30, 2005, the largest net revenue increases were at the Palm Springs (Desert Advanced) and Orange Imaging facilities with combined increases of approximately $1.7 million when comparing results with the same period last year. The Orange facilities' continued growth is due to a variety of factors including their physical locations, improvements in contracted reimbursement and increases in patient volume and throughput. The continued improvements at the Palm Springs and Palm Desert facilities is due to increased marketing and the maturity of these newer facilities opened in late 2001.

The largest decreases in net revenue were at the Modesto, Lancaster and Antelope Valley facilities with combined decreases of approximately $1.8 million. The Lancaster and Antelope Valley net revenue decreases were due to the termination of a capitation contract in March 2004 when we were unable to secure a sufficient price increase to warrant its renewal. The Modesto net revenue decrease was due to increased competition in the area.


OPERATING EXPENSES

Operating expenses for the six months ended April 30, 2005 increased approximately $345,000 from $63.9 million in the six months ended April 30, 2004 to $64.2 million in the same period this year. The increase was offset by $141,000 of net operating expenses related to North County that closed in fiscal 2004.

The following table sets forth our operating expenses for the six months ended April 30, 2004 and 2005 (dollars in thousands):

                                                     Six Months Ended
                                                        April 30,
                                                   -------------------
                                                     2004       2005
                                                   --------   --------
Salaries and professional reading fees             $ 31,950   $ 32,778
Building and equipment rental                         3,926      3,888
General administrative expenses                      16,486     16,336
                                                   ========   ========

Total operating expenses                             52,362     53,002

Depreciation and amortization                         8,842      8,662
Provision for bad debt                                2,656      1,843
Loss on disposal of equipment, net                       --        698


     o    SALARIES AND PROFESSIONAL READING FEES

     Salaries and professional reading fees increased $828,000 for the six months ended April 30, 2005 when compared to the same period last year. The majority of the increase is from professional reading fees and is primarily due to the higher costs associated with recruiting and retaining key personnel and solidifying of Beverly Tower's physician staff due to the disruption in October 2003. During the six months ended April 30, 2004, our Beverly Tower facilities had professional reading fees of $1.1 million compared to $1.9 million for the same period this year. Since January 2004, BRMG rehired seven former key Tower radiologists in the Beverly Hills area for the Beverly Tower facilities to solidify its staffing and related referral base.

     o    BUILDING AND EQUIPMENT RENTAL

     Building and equipment rental expenses decreased $38,000 for the six months ended April 30, 2005 when compared to the same period last year. The decrease is primarily due to the buyout of an equipment operating lease in Modesto in April 2004, offset by the addition of building rental expense for the new centers in Murietta and Westlake coupled with annual increases in base rentals from existing leased facilities.

     o    GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses decreased $150,000 for the six months ended April 30, 2005 when compared to the same period last year. The decrease is primarily due to the reduction in the Company's medical equipment maintenance agreement from 3.74% of net revenue in fiscal 2004 to 3.50% of net revenue in fiscal 2005, and the decrease in expenditures for insurance upon becoming self-insured for workers compensation and employee medical coverage. These decreases were offset by increases in the expenditures for billing and collection and utilities during the same periods.

     o    DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $180,000 for the six months ended April 30, 2005 when compared to the same period last year. The decrease includes $177,000 of depreciation expense related to North County which was closed in fiscal 2004.

     o    PROVISION FOR BAD DEBT

     The $813,000 decrease in provision for bad debt for the six months ended April 30, 2005 when compared to the same period last year was primarily a result of decreased bad debt write-offs, the improvement in billing and collections with the conversion to a single internal system and no significant payor dissolutions in the last twelve months.

     o    LOSS ON DISPOSAL OF EQUIPMENT, NET

     The $698,000 net loss on the disposal of equipment for the six months ended April 30, 2005 was primarily due to the trade-in of an MRI at one of our facilities and replacing the equipment with an enhanced machine which will improve throughput and meet patient volume demands.


INTEREST EXPENSE

Interest expense for the six months ended April 30, 2005 increased $55,000 when compared to the same period last year. The increase was nominal.

OTHER INCOME

In the six months ended April 30, 2004 and 2005, we earned other income of $71,000 and $646,000, respectively, principally comprised of sublease income, record copy income, write-offs of certain liabilities and deferred rent income. During the six months ended April 30, 2004, we recognized deferred rental income of $44,000, record copy income of $17,000 and miscellaneous income of $10,000. In the six months ended April 30, 2005, we recognized gains from write-offs of liabilities previously expensed in fiscal 2004 for approximately $62,000, gains from the write-off of certain notes payable past statute for $475,000, a gain on early extinguishment of debt of $40,000, deferred rental income of $45,000, and record copy income of $24,000.


OTHER EXPENSE

In the six months ended April 30, 2004 and 2005, we incurred other expense of $846,000 and $25,000, respectively, principally comprised of write-offs of miscellaneous receivables and other assets, and costs related to bond offerings and debt restructures. During the six months ended April 30, 2004, we recognized losses of $665,000 related to the Company's attempt in solidifying financing with a bond offering, $64,000 in charges incurred upon the conversion of an operating lease into a capital lease, and $117,000 in legal costs associated with debt refinancing. During the six months ended April 30, 2005, we recognized losses on the write-off of other assets of $25,000.


MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the Rancho Bernardo Advanced LLC for the period. Both center's residual interests were purchased by us in September and July 2004, respectively. We now own 100% of all our locations and our minority interest liabilities have been eliminated. Minority interest expense for the six months ended April 30, 2004, previous to the buyouts, was $12,000.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.

                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                       ---------------------
                                                         2004         2005
                                                       --------     --------
Net revenue                                               100.0%       100.0%
Operating expenses:
   Operating expenses                                      75.0         74.3
   Depreciation and amortization                           12.5         12.3
   Provision for bad debts                                  3.9          2.7
   Loss on disposal of equipment, net                        --          1.8
                                                       --------     --------

   Total operating expense                                 91.4         91.1

Income from operations                                      8.6          8.9

Other expense (income):
   Interest expense                                        11.8         12.2
   Other income                                            (0.1)        (1.6)
   Other expense                                            2.2           --
                                                       --------     --------

   Total other expense                                     13.9         10.6

Loss before minority interest                              (5.3)        (1.7)

Minority interest in earnings of subsidiaries                --           --
                                                       --------     --------

Net loss                                                   (5.3)        (1.7)
                                                       ========     ========

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2004

NET REVENUE

Net revenue for the three months ended April 30, 2005 was $35.2 million compared to $35.9 million for the same period in fiscal 2004, a decrease of approximately $663,000. In the aggregate, net revenue was consistent between both periods, but at the individual facilities (or groups of facilities), net revenue changes were more variable.

The largest increases were at the Palm Springs (Desert Advanced) and Orange Imaging facilities with combined net revenue increases of approximately $1.0 million when comparing results for the six months ended April 30, 2004 with the same period this year. The Orange facilities' continued growth is due to a variety of factors including their physical locations, improvements in contracted reimbursement and increases in patient volume and throughput. The continued improvements at the Palm Springs and Palm Desert facilities is due to increased marketing and the maturity of these newer facilities opened in late 2001.

The largest decreases in net revenue were at the Modesto, Temecula, Tower, Vacaville, Lancaster and Antelope Valley facilities with combined decreases of approximately $1.7 million. The Temecula, Lancaster and Antelope Valley net revenue decreases were due to the termination of two capitation contracts when we were unable to secure a sufficient price increase to warrant either contract's renewal. The Modesto, Vacaville and Tower net revenue decreases were due to increased competition in the areas.


OPERATING EXPENSES

Operating expenses for the three months ended April 30, 2005 decreased approximately $715,000 from $32.8 million in the second quarter of fiscal 2004 to $32.1 million in the same quarter this year. The decrease includes $30,000 of operating expenses related to North County that closed in fiscal 2004.

The following table sets forth our operating expenses for the three months ended April 30, 2004 and 2005 (dollars in thousands):


                                               Three Months Ended
                                                    April 30,
                                               -------------------
                                                 2004       2005
                                               --------   --------
Salaries and professional reading fees         $ 16,270   $ 16,073
Building and equipment rental                     2,005      1,915
General administrative expenses                   8,624      8,149
                                               ========   ========

Total operating expenses                         26,899     26,137

Depreciation and amortization                     4,477      4,339
Provision for bad debt                            1,398        934
Loss on disposal of equipment, net                   --        649


     o    SALARIES AND PROFESSIONAL READING FEES

     Salaries and professional reading fees decreased $197,000 for the three months ended April 30, 2005 when compared to the same period last year. During the three months ended April 30, 2005, salaries decreased $280,000, when compared to the same period last year, primarily due to staffing reductions made which eliminated certain positions and outsourced a portion of the Company's transcription work to external third parties at a significant cost reduction. The decrease was offset by an increase in professional fees of $83,000 primarily due to the hiring of physicians at Beverly Tower during the second quarter of fiscal 2004.

     o    BUILDING AND EQUIPMENT RENTAL

     Building and equipment rental expenses decreased $90,000 for the three months ended April 30, 2005 when compared to the same period last year. The decrease is primarily due to the buyout of an equipment operating lease in Modesto in April 2004, offset by the addition of building rental expense for the new centers in Murietta and Westlake coupled with annual increases in base rentals from existing leased facilities.

     o    GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses decreased $475,000 for the three months ended April 30, 2005 when compared to the same period last year. The decrease is primarily due to the reduction in costs under our medical equipment maintenance agreement from 3.74% to 3.50% of net revenue effective November 1, 2004, and the decrease in expenditures for insurance upon becoming self-insured for workers compensation and employee medical coverage. These decreases were offset by increases in the expenditures for billing and collection and utilities during the same periods.

     o    DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $138,000 for the three months ended April 30, 2005 when compared to the same period last year. The decrease includes $20,000 of depreciation expense related to North County which was closed in fiscal 2004.

     o    PROVISION FOR BAD DEBT

     The $464,000 decrease in provision for bad debt for the three months ended April 30, 2005 when compared to the same period last year was primarily a result of decreased bad debt write-offs, the improvement in billing and collections with the conversion to a single internal computer system and no significant payor dissolutions in the last twelve months.

     o    LOSS ON DISPOSAL OF EQUIPMENT, NET

     The $649,000 net loss on the disposal of equipment for the three months ended April 30, 2005 was primarily due to the trade-in of an MRI at one of our facilities and replacing the equipment with an enhanced machine which will improve throughput and meet patient volume demands.


INTEREST EXPENSE

Interest expense for the three months ended April 30, 2005 increased $57,000 when compared to the same period last year. The increase was nominal.


OTHER INCOME

For the three months ended April 30, 2004 and 2005, we earned other income of $34,000 and $548,000, respectively, principally comprised of sublease income, record copy income, write-offs of certain liabilities and deferred rent income. In the three months ended April 30, 2004, we recognized deferred rental income of $22,000 and record copy income of $12,000. In the three months ended April 30, 2005, we recognized gains from the write-off of certain notes payable past statute for $475,000, a gain on early extinguishment of debt of $40,000, deferred rental income of $22,000 and record copy income of $11,000.


OTHER EXPENSE

In the three months ended April 30, 2004 and 2005, we incurred other expense of $781,000 and $-0-, respectively, principally comprised of costs related to bond offerings and debt restructures. During the three months ended April 30, 2004, we recognized losses of $665,000 related to our attempt in solidifying financing with a bond offering and $116,000 in legal costs associated with debt refinancing.


MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the Rancho Bernardo Advanced LLC for the period. Both center's residual interests were purchased by us in September and July 2004, respectively. We now own 100% of all our locations and our minority interest liabilities have been eliminated. Minority interest expense for the three months ended April 30, 2004, previous to the buyouts, was $11,000.


LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $33.1 million at April 30, 2005 compared to a $32.2 million deficit at October 31, 2004, and had losses from operations of $0.6 million and $1.9 million during the three months ended April 30, 2005 and 2004, respectively, and had losses from operations of $2.8 million and $3.2 million during the six months ended April 30, 2005 and 2004, respectively. We also had a stockholders' deficit of $70.3 million at April 30, 2005 compared to a $67.6 million deficit at October 31, 2004.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing line of credit, now with Wells Fargo Foothill. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because it is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases. As of April 30, 2005 and October 31, 2004, our line of credit liabilities were $12.8 million and $14.0 million, respectively.

During the last twelve months, we took the actions described below to continue to fund our obligations. In addition, some of our plans to provide the necessary working capital in the future are summarized below.


BRMG and Wells Fargo Foothill are parties to a credit facility under which BRMG may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan had interest only payments through February 28, 2005 with the first quarterly principal payments due on March 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

Under the $20,000,000 revolving loan, an overadvance subline will be available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until September 30, 2005. Beginning the earlier of October 1, 2005 or when the term loan funds, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we are entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At April 30, 2005, the prime rate was 5.75% and we had $4.4 million of available borrowing under the Wells Fargo Foothill revolving loan.

Advances outstanding under the revolving loan bear interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bear interest at the base rate plus 4.75%. Letter of credit fees bear interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as it prime rate. The line is collateralized by substantially all of our assets and requires us to meet certain financial covenants including minimum levels of EBITDA, net worth, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

We also had a line of credit with an affiliate of DVI. In late November 2004, we and Post Advisory Group, LLC, a Los Angeles-based investment advisor, issued $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008.

On December 19, 2003, we issued a $1.0 million convertible subordinate note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after August 19, 2005 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

During the third quarter of fiscal 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135.1 million of combined outstanding debt. At the time of the debt restructuring, outstanding principal balances for DVI, GE and U.S. Bank were $15.2 million, $54.3 million and $65.6 million respectively.

DVI's restructured note payable is six payments of interest only from July to December 2004 at 9%, 41 payments of principal and interest of $273,988, and a final balloon payment of $7.6 million on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payment is deferred, we would make monthly payments of $290,785 to DVI for the next 29 months. Effective November 30, 2004, Post Advisory Group, LLC, ("Post"), acquired the DVI note payable and the indebtedness was restructured by Post and us. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to us over the term of the new obligation, but it will defer cash outlays of approximately $1.3 million per year until its maturity.

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

We are subject to certain financial covenants with our primary lenders. Our lenders revised portions of the covenants to permit us to avoid not achieving certain minimums and being in default in our loans at April 30, 2005. At this time our preliminary analysis indicates it is reasonably possible that no further revision to our financial covenants with our lenders will be required, although our lenders have indicated willingness to provide such revisions, if necessary. However, there can be no assurance our lenders will continue to provide this type of accomodation, if required.

Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in the next twelve months.


SOURCES AND USES OF CASH

Cash decreased for the six months ended April 30, 2005 and 2004 by $-0- and $28,000, respectively.

Cash provided by operating activities for the six months ended April 30, 2005 was $3.0 million compared to $7.4 million for the same period in 2004. The primary reason for the decrease in cash was due to interest expense of approximately $3.1 million which was accrued, but unpaid, during the first six months of fiscal 2004 while renegotiating a portion of our existing notes and capital lease obligations. In addition, during fiscal 2005, we were required to make a deposit of approximately $1.2 million when we became self -insured for workers compensation insurance.

Cash used by investing activities for the six months ended April 30, 2005 was $1.8 million compared to $1.2 million for the same period in 2004. For the six months ended April 30, 2005 and 2004, we purchased property and equipment for approximately $1.9 million and $1.2 million, respectively. During the six months ended April 30, 2005, we received proceeds from the sale of equipment of $65,000. During the six months ended April 30, 2004, we purchased additional DIS common stock for $35,000.

Cash used for financing activities for the six months ended April 30, 2005 was $1.2 million compared to $6.2 million for the same period in 2004. For fiscal 2005 and 2004, we made principal payments on capital leases and notes payable of $5.1 million and $6.0 million, respectively, made payments on lines of credit of $1.2 million and $1.1 million, respectively, reduced cash disbursements in transit by $0.2 million and $0.1 million, respectively, and received proceeds from borrowings on notes payable of approximately $5.3 million and $1.0 million, respectively.


CONTRACTUAL COMMITMENTS

Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

FOR THE TWELVE MONTHS ENDED APRIL 30,

                                                                                  THERE-
                            2006       2007       2008       2009       2010       AFTER      TOTAL
                          --------   --------   --------   --------   --------   --------   --------
Notes payable*            $ 14,310   $ 13,062   $ 13,359   $ 51,605         --         --   $ 92,336
Capital leases*             17,725     17,437     17,013     29,816        887         --     82,878
Lines of credit             12,770         --         --         --         --         --     12,770
Subordinated debentures         --         --         --     16,147         --         --     16,147
Operating leases             6,853      5,789      4,763      3,827      3,222     11,631     36,085
Purchase obligations(1)      2,500      1,250         --         --         --         --      3,750
Tower settlement               474        ---         --         --         --         --        474
Other obligations(2)           325         --         --         --         --         --        325
                          --------   --------   --------   --------   --------   --------   --------

TOTAL(3)                  $ 54,957   $ 37,538   $ 35,135   $101,395   $  4,109   $ 11,631   $244,765

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

We are parties to an agreement with GE Medical Systems for the maintenance and repair of the majority of our medical equipment for a fee based upon a percentage of net revenues, subject to minimum aggregate net revenue requirements. The agreement expires on October 31, 2009 and is retroactive to November 1, 2004. The current annual service fee is the greater of 3.50% of our net revenue (less provisions for bad debt) or approximately $5.0 million. The aggregate minimum net revenue ranges from $142.0 million to $150.0 million and the annual service fee percentage ranges from 3.50% to 3.62% during the term of the agreement. For fiscal 2004, the monthly service fees were 3.74% of net revenue with minimum net revenue of $125.0 million. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis.


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

The fees for diagnostic imaging services performed at our facilities are paid by insurance companies, Medicare and Medi-Cal, workers compensation, private and other payors. Any change in the rates of or conditions for reimbursement from these sources of payment could substantially reduce the amounts reimbursed to us or to our contracted radiology practices for services provided, which could have an adverse effect on our net revenue.

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

TECHNOLOGICAL CHANGE IN OUR INDUSTRY COULD REDUCE THE DEMAND FOR OUR SERVICES AND REQUIRE US TO INCUR SIGNIFICANT COSTS TO UPGRADE OUR EQUIPMENT.

The development of new technologies or refinements of existing modalities may require us to upgrade and enhance our existing equipment before we may otherwise intend. Many companies currently manufacture diagnostic imaging equipment. Competition among manufacturers for a greater share of the diagnostic imaging equipment market may result in technological advances in the speed and imaging capacity of new equipment. This may accelerate the obsolescence of our equipment, and we may not have the financial ability to acquire the new or improved equipment. In that event, we may be unable to deliver our services in the efficient and effective manner in which payors, physicians and patients expect and thus our revenue could substantially decrease.

WE HAVE EXPERIENCED OPERATING LOSSES AND WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO IMPROVE OUR FINANCIAL PERFORMANCE, WE MAY BE UNABLE TO PAY OUR OBLIGATIONS.

We have incurred net losses of $2.8 million and $3.2 million during the six months ended April 30, 2005 and 2004, respectively, and at April 30, 2005 we had an accumulated stockholders' deficit of $70.3 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we will be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

BECAUSE WE HAVE HIGH FIXED COSTS, LOWER SCAN VOLUMES PER SYSTEM COULD ADVERSELY AFFECT OUR BUSINESS.

The principal components of our expenses, excluding depreciation, consist of compensation paid to physicians and technologists, salaries, real estate lease expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results depending on the source of our revenue. Thus, decreased revenue as a result of lower scan volumes per system could result in lower margins, which would adversely affect our business.

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

Unlike many other states, California does not enforce agreements that prohibit a former employee from competing with the former employer. As a result, any of our employees whose employment is terminated is free to compete with us, subject to prohibitions on the use of confidential information and, depending on the terms of the employee's employment agreement, on solicitation of existing employees and customers. A former executive, manager or other key employee who joins one of our competitors could use the relationships he or she established with third party payors, radiologists or referring physicians while our employee and the industry knowledge he or she acquired during that tenure to enhance the new employer's ability to compete with us.

CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

For the six months ended April 30, 2005, we derived approximately 26% of our net revenue from capitation arrangements. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

     o Power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events; and

     o Computer viruses, penetration by hackers seeking to disrupt operations or misappropriate information, and other breaches of security.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medi-Cal programs. For the six months ended April 30, 2005, approximately 18% of our net revenue came from the Medicare and Medi-Cal programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

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


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

     e) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PRIMEDEX HEALTH SYSTEMS, INC.
                                 ----------------------------------------------
                                 (Registrant)



Date:  June 20, 2005             By   /s/ HOWARD G. BERGER, M.D.
                                 ----------------------------------------------
                                 Howard G. Berger, M.D., President and Director
                                 (Principal Executive Officer)



Date:  June 20, 2005             By  /s/ MARK D. STOLPER
                                 ----------------------------------------------
                                 Mark D. Stolper, Chief Financial Officer
                                 (Principal Accounting Officer)