Form 10-Q
period 2005-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2005-09-14
CIK 790526

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's common stock as of September 13, 2005 was 41,406,813 (excluding treasury shares).

================================================================================


                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS

                                                          JULY 31,
                                                           2005          OCTOBER 31,
                                                        (UNAUDITED)         2004
                                                       -------------    -------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                          $       2,000    $       1,000
    Accounts receivable, net                              19,809,000       20,029,000
    Unbilled receivables and other receivables               771,000          966,000
    Other                                                  1,899,000        1,858,000
                                                       -------------    -------------

             Total current assets                         22,481,000       22,854,000
                                                       -------------    -------------

PROPERTY AND EQUIPMENT, NET                               71,037,000       77,333,000
                                                       -------------    -------------

OTHER ASSETS
    Accounts receivable, net                               1,847,000        1,868,000
    Goodwill                                              23,099,000       23,099,000
    Trade name and other                                   4,097,000        2,297,000
                                                       -------------    -------------

             Total other assets                           29,043,000       27,264,000
                                                       -------------    -------------

             Total assets                              $ 122,561,000    $ 127,451,000
                                                       =============    =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash disbursements in transit                      $   3,790,000    $   2,536,000
    Accounts payable and accrued expenses                 21,501,000       22,852,000
    Revolving line of credit                              11,613,000       14,011,000
    Current portion of notes and leases payable           19,002,000       15,627,000
                                                       -------------    -------------

             Total current liabilities                    55,906,000       55,026,000
                                                       -------------    -------------

LONG-TERM LIABILITIES
    Subordinated debentures payable                       16,147,000       16,147,000
    Notes payable to related party                         3,499,000        2,119,000
    Notes and leases payable, net of current portion     116,056,000      121,385,000
    Accrued expenses                                       1,282,000          329,000
                                                       -------------    -------------

             Total long-term liabilities                 136,984,000      139,980,000
                                                       -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT                                    (70,329,000)     (67,555,000)
                                                       -------------    -------------

    Total liabilities and stockholders' deficit        $ 122,561,000    $ 127,451,000
                                                       =============    =============




    The accompanying notes are an integral part of these financial statements


                          PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
JULY 31,                                     2004             2005             2004              2005
--------                                 -------------    -------------    -------------    -------------
NET REVENUE                              $  33,900,000    $  36,178,000    $ 103,800,000    $ 105,478,000

OPERATING EXPENSES
    Operating expenses                      27,039,000       26,790,000       79,401,000       79,792,000
    Depreciation and amortization            4,453,000        4,243,000       13,295,000       12,905,000
    Provision for bad debts                  1,328,000          946,000        3,984,000        2,789,000
    Loss on disposal of equipment, net              --               --               --          698,000
                                         -------------    -------------    -------------    -------------

             Total operating expenses       32,820,000       31,979,000       96,680,000       96,184,000
                                         -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS                       1,080,000        4,199,000        7,120,000        9,294,000

OTHER EXPENSE (INCOME)
    Interest expense                         4,692,000        4,278,000       13,147,000       12,788,000
    Other income                               (70,000)         (42,000)        (141,000)        (688,000)
    Other expense                              741,000               --        1,587,000           25,000
                                         -------------    -------------    -------------    -------------

             Total other expense             5,363,000        4,236,000       14,593,000       12,125,000
                                         -------------    -------------    -------------    -------------

LOSS BEFORE MINORITY INTEREST               (4,283,000)         (37,000)      (7,473,000)      (2,831,000)

MINORITY INTEREST IN EARNINGS OF
  SUBSIDIARIES                                (234,000)              --         (246,000)              --
                                         -------------    -------------    -------------    -------------

NET LOSS                                 $  (4,517,000)   $     (37,000)   $  (7,719,000)   $  (2,831,000)
                                         =============    =============    =============    =============

BASIC AND DILUTED NET LOSS PER SHARE     $        (.11)   $          --    $        (.19)   $        (.07)
                                         =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basis and diluted                       41,106,813       41,207,900       41,106,813       41,137,405
                                         =============    =============    =============    =============

            The accompanying notes are an integral part of these financial statements



                                          PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


NINE MONTHS ENDED JULY 31, 2005

                     COMMON STOCK $.01 PAR VALUE,
                     100,000,000 SHARES AUTHORIZED                      TREASURY STOCK, AT COST
                     -----------------------------      PAID-IN      -----------------------------    ACCUMULATED     STOCKHOLDERS'
                         SHARES          AMOUNT         CAPITAL          SHARES         AMOUNT          DEFICIT         DEFICIT
                     -------------   -------------   -------------   -------------   -------------   -------------   -------------
BALANCE--
OCTOBER 31, 2004        42,931,813   $     430,000   $ 100,536,000      (1,825,000)  $    (695,000)  $(167,826,000)  $ (67,555,000)

Issuance of Common
  Stock                    300,000           3,000          54,000              --              --              --          57,000

Net Loss                        --              --              --              --              --      (2,831,000)     (2,831,000)
                     -------------   -------------   -------------   -------------   -------------   -------------   -------------

BALANCE--
JULY 31, 2005
 (UNAUDITED)            43,231,813   $     433,000   $ 100,590,000      (1,825,000)  $    (695,000)  $(170,657,000)  $ (70,329,000)
                     =============   =============   =============   =============   =============   =============   =============

                            The accompanying notes are an integral part of these financial statements



                          PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED JULY 31,                                                 2004             2005
--------------------------                                             ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 13,349,000    $  6,822,000
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                   (2,105,000)     (2,831,000)
    Purchase of subsidiary common stock                                     (35,000)             --
    Proceeds from sale of equipment                                              --          65,000
                                                                       ------------    ------------

             Net cash used by investing activities                       (2,140,000)     (2,766,000)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash disbursements in transit                                          (819,000)      1,254,000
    Principal payments on notes and leases payable                      (11,974,000)     (9,565,000)
    Payments on line of credit                                                   --      (2,398,000)
    Proceeds from issuance of convertible subordinated notes payable      1,000,000              --
    Proceeds from short and long-term borrowings on notes payable           874,000       5,284,000
    Proceeds from borrowings from related parties                                --       1,370,000
    Purchase of subordinated debentures                                     (48,000)             --
                                                                       ------------    ------------

             Net cash used by financing activities                      (10,967,000)     (4,055,000)
                                                                       ------------    ------------

NET INCREASE IN CASH                                                        242,000           1,000
CASH, beginning of period                                                    30,000           1,000
                                                                       ------------    ------------

CASH, end of period                                                    $    272,000    $      2,000
                                                                       ------------    ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                           $  7,727,000    $ 12,241,000
                                                                       ------------    ------------



SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
         During the nine months ended July 31, 2004, we converted equipment operating leases into capital leases and capitalized equipment of $6,220,000 and financed additional equipment for $300,000. During the nine months ended July
31, 2005, we entered into additional capital leases for $4,781,000.

         During the nine months ended July 31, 2004 and 2005, we accrued interest on notes payable and capital lease obligations of approximately
$6,315,000 and $559.000, respectively. In fiscal 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135.1 million of combined outstanding debt. During this time, unpaid interest was accrued during the period of renegotiation.


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 2005 and 2004 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2004.


LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $33.4 million at July 31, 2005 compared to a $32.2 million deficit at October 31, 2004, and had losses from operations of $37,000 and $4.5 million during the three months ended July 31, 2005 and 2004, respectively, and had losses from operations of $2.8 million and $7.7 million during the nine months ended July 31, 2005 and 2004, respectively. We also had a stockholders' deficit of $70.3 million at July 31, 2005 compared to a $67.6 million deficit at October 31, 2004.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing line of credit, now with Wells Fargo Foothill. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because it is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases. As of July 31, 2005 and October 31, 2004, our line of credit liabilities were $11.6 million and $14.0 million, respectively.

During the last twelve months, we took the actions described below to continue to fund our obligations. In addition, some of our plans to provide the necessary working capital in the future are summarized below.

BRMG and Wells Fargo Foothill are parties to a credit facility under which BRMG may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan had interest only payments through February 28, 2005 with the first quarterly principal payments due on April 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

Under the $20,000,000 revolving loan, an overadvance subline will be available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until June 30, 2005. From July 1 to September 30, 2005, the overadvance subline will be available not to exceed $1,500,000, or one month of the average capitation receipts for the prior six months. Beginning October 1, 2005, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we are entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At July 31, 2005, the prime rate was 6.25% and we had $4.5 million of available borrowing under the Wells Fargo Foothill revolving loan.

Advances outstanding under the revolving loan bear interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bear interest at the base rate plus 4.75%. Letter of credit fees bear interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as it prime rate. The line is collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

Effective September 14, 2005, we established a new $20 million working capital revolving credit facility with Bridge Healthcare Finance, or Bridge, a specialty lender in the healthcare industry (see "Subsequent Event"). Upon the establishment of this credit facility, we borrowed $15.5 million which was used to pay off the entire balance of our existing credit facility with Wells Fargo Foothill. Upon repayment, the existing credit facility with Wells Fargo Foothill was terminated. Additionally, Bridge provided us approximately $0.8 million in the form of a term loan, which we used to pay the balance of a term loan owed to Wells Fargo Foothill.

Under the Bridge revolving credit facility, we may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month capitation receipts for the preceding month, or $20,000,000. An overadvance subline is available not to exceed $2,000,000, so long as after giving effect to the overadvance subline, the revolver usage does not exceed $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. Dr. Berger has agreed to personally guaranty the repayment of any monies under the overadvance subline. Advances under the revolving loan bear interest at the base rate plus 3.25%. The base rate refers to the prime rate publicly announced by La Salle Bank National Association, in effect from time to time. The term loan bears interest at the annual rate of 12.50%. The revolving credit facility is collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios. The term loan is collateralized by specific imaging equipment used by us at certain of our locations.

As part of the Bridge Healthcare financing, our financial covenants were revised with our creditors, including GE, US Bank and Post Advisory Group. As of July 31, 2005, we are in compliance with our financial covenants. At this time, it is reasonably possible that no further revision of our financial covenants with our lenders will be required, although our lenders have indicated willingness to provide such revisions, if necessary. However, there can be no assurance our lenders will continue to provide this type of accommodation, if required.

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

On December 19, 2003, we issued a $1.0 million convertible subordinate note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after January 1, 2006 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

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

To assist with our financial liquidity in June 2005, Howard G. Berger, M.D., our president, director and largest shareholder loaned us $1,370,000. Interest and principal payments will not be made until such time as our loans to Post Advisory Group (approximately $16.9 million) has been paid in full.

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

The following table summarizes net revenue for the three and nine months ended July 31, 2004 and 2005:

                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
     JULY 31,                       2004             2005                  2004              2005
     --------                  -------------    -------------          -------------    -------------
     Net patient service       $  25,521,000    $  26,544,000          $  78,457,000    $  77,670,000
     Capitation                    8,379,000        9,634,000             25,343,000       27,808,000
                               -------------    -------------          -------------    -------------
     Net revenue               $  33,900,000    $  36,178,000          $ 103,800,000    $ 105,478,000
                               =============    =============          =============    =============

Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California.

Accounts receivable as of October 31, 2004 are presented net of allowances of approximately $58,641,000, of which $53,639,000 is included in current and $5,002,000 is included in noncurrent. Accounts receivable as of July 31, 2005, are presented net of allowances of approximately $55,537,000, of which $50,800,000 is included in current and $4,737,000 is included in noncurrent.

CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

With respect to accounts receivable, we routinely assess the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the three and nine months ended July 31, 2004 and 2005 were:

                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                  --------------------------       -------------------------
     JULY 31,                         2004          2005             2004          2005
     --------                     -----------    -----------       ---------    ------------
     Capitation contracts             25 %          27 %             24 %          26 %
     HMO/PPO/Managed care             21 %          22 %             21 %          22 %
     Special group contract           12 %           9 %             13 %           9 %
     Medicare                         14 %          15 %             13 %          15 %
     Blue Cross/Shield/Champus        13 %          14 %             13 %          14 %
     Commercial insurance              5 %           4 %              5 %           4 %
     Workers compensation              3 %           3 %              4 %           3 %
     Medi-Cal                          3 %           3 %              3 %           3 %
     Other                             4 %           3 %              4 %           4 %

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

                                                                FOR THE NINE MONTHS ENDED
                                                               ---------------------------
      JULY 31,                                                     2004           2005
      --------                                                 ------------   ------------
       Net loss as reported                                    $(7,719,000)   $(2,831,000)
       Deduct: Total stock-based employee compensation
            expense determined under fair value-based method      (272,000)      (186,000)
                                                               ------------   ------------
       Pro forma net loss                                      $(7,991,000)   $(3,017,000)
                                                               ============   ============
       Loss per share:
          Basic and diluted loss per share - as reported       $     (0.19)   $     (0.07)
                                                               ============   ============
          Basic and diluted loss per share - pro forma         $     (0.19)   $     (0.07)
                                                               ============   ============

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise prices and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:

                         RISK-FREE
          JULY 31,     INTEREST RATE   EXPECTED LIFE    EXPECTED VOLATILITY   EXPECTED DIVIDENDS
          --------     -------------   -------------    -------------------   ------------------
            2005            3.00%         5 years               49%                  ---
            2004            3.00%         5 years            31% - 77%               ---


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SHARE-BASED PAYMENT

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" which was amended effective April 2005. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply Statement 123R as of the first interim reporting period of our first fiscal year beginning on or after June 15, 2005, which is our first quarter beginning November 1, 2005. We routinely use share-based payments arrangement as compensation for our employees. During the nine months ended July 31, 2004 and 2005, had this rule been in effect, we would have recorded the non-cash expense of $272,000 and $186,000, respectively.

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

CLOSURE OF IMAGING CENTERS

In early fiscal 2004, we first downsized and later closed our North County facility. The center's location was no longer productive and business could be sent to our facility in Rancho Bernardo. The equipment was moved to other locations and approximately $79,000 of leasehold improvements was written off. During the nine months ended July 31, 2004, the center generated net revenue of $49,000 and incurred a net loss of $122,000. There was no revenue since the beginning of the second quarter of fiscal 2004.

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


NOTE 4 - CAPITAL TRANSACTIONS

On February 17, 2004, we filed a certificate of merger with the Delaware Secretary of State to acquire the balance of our 91%-owned subsidiary, DIS, that we did not previously own. Pursuant to the terms of the merger, we are obligated to pay each stockholder of DIS, other than Primedex, $0.05 per share they own. We believe the price per share represents the value of the minority interest. Stockholders had the right to contest the price by exercising their appraisal rights at any time through March 15, 2004. During fiscal 2004, we paid $35,000 to acquire 648,366 shares of DIS common stock and recorded the purchases as goodwill.

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after January 1, 2006 at $0.50 per share. As additional consideration for the financing, we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share and an expiration date of December 19, 2010. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

During the nine months ended July 31, 2004, we granted 2,600,000 warrants to seven physicians of BRMG, with the individual grants ranging from 50,000 to 1,500,000 and exercise prices ranging from $0.41 to $0.70 per share. In addition, during the same period, we granted 950,000 warrants to one officer, one employee and one director with the individual grants ranging from 50,000 to 450,000 and exercise prices ranging from $0.30 to $0.60 per share.

During the nine months ended July 31, 2005, we granted 700,000 warrants to two physicians and two directors, with the individual grants ranging from 50,000 to 500,000 and exercise prices ranging from $0.32 to $0.40 per share. During the same period, we canceled warrants to purchase 150,000 shares of stock with exercise prices ranging from $0.49 to $0.63 per share.

During the nine months ended July 31, 2004, we issued options to purchase 150,000 shares to two employees at $0.46 per share and canceled options to purchase 4,000 shares at $1.67 per share upon two employee terminations.

During the nine months ended July 31, 2005, we canceled options to purchase 500,000 shares at $0.40 per share that expired, and canceled options to purchase 12,500 shares at $0.46 per share upon six employee terminations.


NOTE 5 - SUBSEQUENT EVENT

Effective September 14, 2005, we established a new $20 million working capital revolving credit facility with Bridge Healthcare Finance, or Bridge, a specialty lender in the healthcare industry. Upon the establishment of this credit facility, we borrowed $15.5 million which was used to pay off the entire balance of our existing credit facility with Wells Fargo Foothill. Upon repayment, the existing credit facility with Wells Fargo Foothill was terminated.

Additionally, Bridge provided us approximately $0.8 million in the form of a term loan, which we used to pay the balance of a term loan owed to Wells Fargo Foothill.

Under the Bridge revolving credit facility, we may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month capitation receipts for the preceding month, or $20,000,000. An overadvance subline is available not to exceed $2,000,000, so long as after giving effect to the overadvance subline, the revolver usage does not exceed $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. Dr. Berger has agreed to personally guaranty the repayment of any monies under the overadvance subline.

Advances under the revolving loan bear interest at the base rate plus 3.25%. The base rate refers to the prime rate publicly announced by La Salle Bank National Association, in effect from time to time. The term loan bears interest at the annual rate of 12.50%.

The revolving credit facility is collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios. The term loan is collateralized by specific imaging equipment used by us at certain of our locations. As part of the Bridge Healthcare financing, our financial covenants were revised with our creditors, including GE, US Bank and Post Advisory Group.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW

We operate a group of regional networks comprised of 57 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets, which have both high-density and expanding populations, as well as attractive payor diversity.

All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty-four of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET/CT, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Twenty-three of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality sites near multi-modality sites to help accommodate overflow in targeted demographic areas.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. Over the past years, we have increased net revenue primarily through acquisitions, expansions of existing facilities, upgrades in equipment, development of new facilities, marketing and contracting, and improvements in net reimbursement.

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the nine months ended July 31, 2005 by the following table:

                                                                    PERCENTAGE
                                                                      OF NET
                  PAYOR TYPE                                          REVENUE
                  ----------                                          -------
                  Insurance(1)                                          40%
                  Managed Care Capitated Payors                         26
                  Medicare/Medi-Cal                                     18
                  Other(2)                                              11
                  Workers Compensation/Personal Injury                   5

----------
(1) Includes Blue Cross/Blue Shield, which represented 14% of our net revenue for the nine months ended July 31, 2005.

(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services, or us, and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the nine months ended July 31, 2005. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

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

Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at July 31, 2005, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates their expenses, including Dr. Berger's compensation, fees payable to us, and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG finances these receivables under a working capital facility with Wells Fargo Foothill and regularly advances to us the funds that it draws under this working capital facility, which we use for our own working capital purposes. We repay or offset these advances with periodic fees from BRMG to us under the management agreement. We guarantee BRMG's obligations under this working capital facility.

As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.

                                               NINE MONTHS ENDED JULY 31,
                                               --------------------------
                                                  2004        2005
                                                 ------       ------
Net revenue                                      100.0%       100.0%
Operating expenses:
  Operating expenses                              76.5         75.7
  Depreciation and amortization                   12.8         12.2
  Provision for bad debts                          3.8          2.6
  Loss on disposal of equipment, net                --          0.7
                                                 ------       ------

  Total operating expense                         93.1         91.2

Income from operations                             6.9          8.8

Other expense (income):
  Interest expense                                12.7         12.1
  Other income                                    (0.1)        (0.6)
  Other expense                                    1.5           --
                                                 ------       ------

  Total other expense                             14.1         11.5

Loss before minority interest                     (7.2)        (2.7)

Minority interest in earnings of subsidiaries     (0.2)          --
                                                 ------       ------

Net loss                                          (7.4)        (2.7)
                                                 ======       ======


NINE MONTHS ENDED JULY 31, 2005 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2004

During the last nine months, we continued our efforts to enhance our operations and expand our network, while improving our financial position and cash flows. Our results for the nine months ended July 31, 2004 were affected by the costs associated with refinancing our existing debt and our attempt to solidify financing through a bond offering. As a result of these factors and the other matters discussed below, we experienced a increase in income from operations of $2.2 million and reduced our net loss by $4.9 million for the nine months ended July 31, 2005 when compared to the same period last year.

During fiscal 2004 and the first nine months of fiscal 2005, we made significant progress in solidifying our financial condition. We restructured the majority of our existing notes and capital lease obligations consolidating balances, extending terms and improving future net cash flows for debt service, and we restructured our working capital line with a new lender, Wells Fargo Foothill. Effective November 30, 2004, we and Post Advisory Group, LLC, ("Post"), a Los Angeles-based investment advisor, issued $4.0 million in principal amount of notes to repurchase the DVI affiliate's line of credit facility with the residual funds utilized as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008. In addition, Post acquired $15.2 million of our notes payable from an affiliate of DVI and the indebtedness was restructured by Post and us. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to us over the term of the new obligation, but it will defer cash flow outlays of approximately $1.3 million per year until maturity.

Net cash used by financing activities decreased from $11.0 million for the first nine months of fiscal 2004 to $4.1 million for the same period in fiscal 2005. At the same time, however, our working capital deficit increased from $32.2 million as of October 31, 2004 to $33.4 million as of July 31, 2005 and net cash provided by operating activities decreased for the nine months ended July 31, 2005 when compared to the same period last year.


NET REVENUE

Net revenue for the nine months ended July 31, 2005 was $105.5 million compared to $103.8 million for the same period in fiscal 2004, an increase of approximately $1.7 million. The increase was net of $49,000 in net revenue attributable to North County which was closed in fiscal 2004.

We have continued to improve our yield from capitation contracts as a result of contractual and negotiated increases in reimbursement coupled with improved collections of co-payments from the individual patients. We also added a new capitation agreement in Modesto, California for approximately 25,000 lives beginning in May 2005, and renewed a previously terminated contract in Temecula, California for approximately 28,000 lives beginning in July 2005. Special group contract and workers compensation business continued to decline due to changes in the workers' compensation laws in California which made it more difficult for litigated claimants.

During the nine months ended July 31, 2005, the largest net revenue increases were at the Palm Springs (Desert Advanced), Orange Imaging, and two Tarzana facilities with combined increases of approximately $3.4 million when comparing results with the same period last year. The Orange facilities' continued growth is due to a variety of factors including their physical locations, improvements in contracted reimbursement and increases in patient volume and throughput. The continued improvements at the Palm Springs and Palm Desert facilities is due to increased marketing, increased capitation reimbursement and the maturity of these newer facilities opened in late 2001. The improvements at the Tarzana facilities were primarily due to increases in MRI and PET/CT revenue due to the hiring of one new physician and contracting the services of one additional physician who specialize in MRI and PET/CT, respectively.

The largest decreases in net revenue were at the Lancaster and Antelope Valley facilities with combined decreases of approximately $1.4 million. The Lancaster and Antelope Valley net revenue decreases were due to the termination of a capitation contract in March 2004 when we were unable to secure a sufficient price increase to warrant its renewal.

OPERATING EXPENSES

Operating expenses for the nine months ended July 31, 2005 decreased approximately $496,000 from $96.7 million in the nine months ended July 31, 2004 to $96.2 million in the same period this year. The decrease included $141,000 of net operating expenses related to North County that closed in fiscal 2004.

The following table sets forth our operating expenses for the nine months ended July 31, 2004 and 2005 (dollars in thousands):

                                                    Nine Months Ended July 31,
                                                    --------------------------
                                                        2004          2005
                                                      ---------    ---------
Salaries and professional reading fees                $  48,639    $  49,122
Building and equipment rental                             5,849        5,837
General administrative expenses                          24,913       24,833
                                                      ---------    ---------

Total operating expenses                                 79,401       79,792

Depreciation and amortization                            13,295       12,905
Provision for bad debt                                    3,984        2,789
Loss on disposal of equipment, net                           --          698


         o    SALARIES AND PROFESSIONAL READING FEES

         Salaries and professional reading fees increased $483,000 for the nine months ended July 31, 2005 when compared to the same period last year. For the nine months ended July 31, 2004 and 2005, salaries were $31,266,000 and $31,329,000, respectively, and professional reading fees were $17,373,000 and $17,793,000, respectively. The majority of the increase is from professional reading fees and is primarily due to the higher costs associated with recruiting and retaining key personnel and solidifying Beverly Hills physician staff due to the disruption in October 2003. During the nine months ended July 31, 2004, our Beverly Hills facilities had professional reading fees of $2,049,000 compared to $2,791,000 for the same period this year. Since January 2004 and throughout the fiscal year, BRMG rehired seven former key radiologists in the area for the Beverly Hills facilities to solidify its staffing and related referral base.

         o    BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses decreased $12,000 for the nine months ended July 31, 2005 when compared to the same period last year. The decrease is primarily due to the buyout of an equipment operating lease in Modesto in April 2004, offset by the addition of building rental expense for the new centers in Murietta and Westlake coupled with annual increases in base rentals from existing leased facilities.

         o    GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses decreased $80,000 for the nine months ended July 31, 2005 when compared to the same period last year. The decrease is primarily due to the reduction in the Company's medical equipment maintenance agreement from 3.74% of net revenue in fiscal 2004 to 3.50% of net revenue in fiscal 2005, and the decrease in expenditures for insurance upon becoming self-insured for workers compensation and employee medical coverage. These decreases were offset by increases in the expenditures for billing and collection, medical supplies, outside services and utilities during the same periods.

         o    DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $390,000 for the nine months ended July 31, 2005 when compared to the same period last year. The decrease includes $71,000 of depreciation expense related to North County that closed in fiscal 2004. Additions of new property and equipment and the related depreciation was offset by historical property and equipment fully depreciating over the same period.

         o    PROVISION FOR BAD DEBT

         The $1.2 million decrease in provision for bad debt for the nine months ended July 31, 2005 when compared to the same period last year was primarily a result of decreased bad debt write-offs, increased capitation revenue, decreased special group contract revenue, the improvement in billing and collections with the conversion to a single internal system and no significant payor dissolutions in the last twelve months.

         o    LOSS ON DISPOSAL OF EQUIPMENT, NET

         The $698,000 net loss on the disposal of equipment for the nine months ended July 31, 2005 was primarily due to the trade-in of an MRI at one of our facilities and replacing the equipment with an enhanced machine which will improve throughput and meet patient volume demands.


INTEREST EXPENSE

Interest expense for the nine months ended July 31, 2005 decreased $359,000 when compared to the same period last year. During fiscal 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135.1 million of combined outstanding debt. During the restructuring, interest accrued on a large portion of our outstanding unpaid principal balances until the renegotiation finalized in late July 2004.


OTHER INCOME

During the nine months ended July 31, 2004 and 2005, we earned other income of $141,000 and $688,000, respectively, principally comprised of sublease income, record copy income, write-offs of certain liabilities and deferred rent income. During the nine months ended July 31, 2004, we recognized deferred rental income of $67,000, record copy income of $33,000, gain on bond extinguishments of $5,000, gains on disposals of $26,000, and miscellaneous income of $10,000. In the nine months ended July 31, 2005, we recognized gains from write-offs of liabilities previously expensed in fiscal 2004 for approximately $62,000, gains from the write-off of certain notes payable past statute for $515,000, deferred rental income of $67,000, and record copy income of $44,000.


OTHER EXPENSE

During the nine months ended July 31, 2004 and 2005, we incurred other expense of $1,587,000 and $25,000, respectively, principally comprised of write-offs of miscellaneous receivables and other assets, and costs related to bond offerings and debt restructures. During the nine months ended July 31, 2004, we recognized losses of $1,444,000 related to the Company's attempt in solidifying financing with a bond offering and debt refinancing, $64,000 in charges incurred upon the conversion of an operating lease into a capital lease, and $79,000 for the abandonment of leasehold improvements at North County. During the nine months ended July 31, 2005, we recognized losses on the write-off of other assets of $25,000.

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the Rancho Bernardo Advanced LLC for the period. Both center's residual interests were purchased by us in September and July 2004, respectively. We now own 100% of all our locations and our minority interest liabilities have been eliminated. Minority interest expense for the nine months ended July 31, 2004, previous to the buyouts, was $246,000.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.

                                                THREE MONTHS ENDED JULY 31,
                                                ---------------------------
                                                    2004         2005
                                                   ------       ------

Net revenue                                        100.0%       100.0%
Operating expenses:
  Operating expenses                                79.8         74.1
  Depreciation and amortization                     13.1         11.7
  Provision for bad debts                            3.9          2.6
  Loss on disposal of equipment, net                  --           --
                                                   ------       ------

  Total operating expense                           96.8         88.4

Income from operations                               3.2         11.6

Other expense (income):
  Interest expense                                  13.8         11.8
  Other income                                      (0.2)        (0.1)
  Other expense                                      2.2           --
                                                   ------       ------

  Total other expense                               15.8         11.7

Loss before minority interest                      (12.6)        (0.1)

Minority interest in earnings of subsidiaries       (0.7)          --
                                                   ------       ------

Net loss                                           (13.3)        (0.1)
                                                   ======       ======


THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THE THREE MONTHS ENDED JULY 31,
2004

NET REVENUE

Net revenue for the three months ended July 31, 2005 was $36.2 million compared to $33.9 million for the same period in fiscal 2004, an increase of approximately $2.3 million.

We have continued to improve our yield from capitation contracts as a result of contractual and negotiated increases in reimbursement coupled with improved collections of co-payments from the individual patients. We also added a new capitation agreement in Modesto, California for approximately 25,000 lives beginning in May 2005, and renewed a previously terminated contract in Temecula, California for approximately 28,000 lives beginning in July 2005. Special group contract and workers compensation business continued to decline due to changes in the workers' compensation laws in California which made it more difficult for litigated claimants.

During the three months ended July 31, 2005, the largest net revenue increases were at the Long Beach (Los Coyotes), Thousand Oaks (MDI), Modesto, Palm Springs (Desert Advanced), Orange Imaging, and two Tarzana facilities with combined increases of approximately $2.3 million when comparing results with the same period last year. Thousand Oaks' net revenue improvement was due primarily to the opening of a new center in Westlake, California in May 2005 offering MRI, ultrasound and mammography services. The Modesto net revenue improvement was due to a new capitation arrangement for approximately 25,000 lives beginning in May 2005. The Long Beach and Orange facilities' continued growth is due to a variety of factors including their physical locations, improvements in contracted reimbursement and increases in patient volume and throughput. The continued improvements at the Palm Springs and Palm Desert facilities is due to increased marketing, increased capitation reimbursement and the maturity of these newer facilities opened in late 2001. The improvements at the Tarzana facilities were primarily due to increases in MRI and PET/CT revenue due to the hiring of one new physician and contracting the services of one additional physician who specializes in MRI and PET/CT, respectively.

The largest decreases in net revenue were at the Woodward Park and Tower facilities with combined decreases of approximately $0.6 million. The net revenue decreases at both centers was due to increased competition in their respective areas.


OPERATING EXPENSES

Operating expenses for the three months ended July 31, 2005 decreased approximately $841,000 from $32.8 million in the third quarter of fiscal 2004 to $32.0 million in the same quarter this year.

The following table sets forth our operating expenses for the three months ended July 31, 2004 and 2005 (dollars in thousands):


                                                     Three Months Ended July 31,
                                                     ---------------------------

                                                        2004           2005
                                                      ---------      ---------
Salaries and professional reading fees                $ 16,689       $ 16,344
Building and equipment rental                            1,923          1,949
General administrative expenses                          8,427          8,497
                                                      ---------      ---------

Total operating expenses                                27,039         26,790

Depreciation and amortization                            4,453          4,243
Provision for bad debt                                   1,328            946
Loss on disposal of equipment, net                          --             --


         o    SALARIES AND PROFESSIONAL READING FEES

         Salaries and professional reading fees decreased $345,000 for the three months ended July 31, 2005 when compared to the same period last year. For the three months ended July 31, 2004 and 2005, salaries were $10,313,000 and $10,410,000, respectively, and professional reading fees were $6,376,000 and $5,934,000, respectively. In the third quarter of fiscal 2004, we incurred additional costs for new physicians, including incentives and recruitment expenditures, and recorded bonuses under contracted percentage arrangements for certain facilities.

         o    BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $26,000 for the three months ended July 31, 2005 when compared to the same period last year. The increase is primarily due to new centers in Murietta and Westlake coupled with annual increases in base rentals from existing leased facilities.

         o    GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses increased $70,000 for the three months ended July 31, 2005 when compared to the same period last year. The increase is primarily due to increases in expenditures for medical supplies, utilities and outside services primarily due to higher net revenue. The increase was offset by a reduction in costs under our medical equipment maintenance agreement which decreased from 3.74% to 3.50% of net revenue effective November 1, 2004, and the decrease in expenditures for insurance upon becoming self-insured for workers compensation and employee medical coverage.

         o    DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $210,000 for the three months ended July 31, 2005 when compared to the same period last year. Additions of new property and equipment and the related depreciation was offset by historical property and equipment fully depreciating over the same period.

         o    PROVISION FOR BAD DEBT

         The $382,000 decrease in provision for bad debt for the three months ended July 31, 2005 when compared to the same period last year was primarily a result of decreased bad debt write-offs, increases in capitation revenue, decreased special group contract revenue, the improvement in billing and collections with the conversion to a single internal computer system and no significant payor dissolutions in the last twelve months.


INTEREST EXPENSE

Interest expense for the three months ended July 31, 2005 decreased $414,000 when compared to the same period last year. During the third quarter of fiscal 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric ("GE"), DVI Financial Services and U.S. Bank extending terms and reducing monthly payments on approximately $135.1 million of combined outstanding debt. During the restructuring, interest accrued on a large portion of our outstanding unpaid principal balances until the renegotiation finalized in late July 2004.


OTHER INCOME

For the three months ended July 31, 2004 and 2005, we earned other income of $70,000 and $42,000, respectively, principally comprised of sublease income, record copy income, write-offs of certain liabilities and deferred rent income. In the three months ended July 31, 2004, we recognized deferred rental income of $23,000, a gain on early extinguishments of bonds of $5,000, a gain on disposal of $26,000, and record copy income of $16,000. In the three months ended July 31, 2005, we recognized deferred rental income of $22,000 and record copy income of $20,000.


OTHER EXPENSE

In the three months ended July 31, 2004 and 2005, we incurred other expense of $741,000 and $-0-, respectively, principally comprised of costs related to bond offerings and debt restructures. During the three months ended July 31, 2004, we recognized losses of $662,000 related to our attempt in solidifying financing with a bond offering and debt refinancing, and $79,000 due to the write-off of leasehold improvements at North County which was closed.


MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the Rancho Bernardo Advanced LLC for the period. Both center's residual interests were purchased by us in September and July 2004, respectively. We now own 100% of all our locations and our minority interest liabilities have been eliminated. Minority interest expense for the three months ended July 31, 2004, previous to the buyouts, was $234,000.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital deficit of $33.4 million at July 31, 2005 compared to a $32.2 million deficit at October 31, 2004, and had losses from operations of $37,000 and $4.5 million during the three months ended July 31, 2005 and 2004, respectively, and had losses from operations of $2.8 million and $7.7 million during the nine months ended July 31, 2005 and 2004, respectively. We also had a stockholders' deficit of $70.3 million at July 31, 2005 compared to a $67.6 million deficit at October 31, 2004.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing line of credit, now with Wells Fargo Foothill. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because it is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases. As of July 31, 2005 and October 31, 2004, our line of credit liabilities were $11.6 million and $14.0 million, respectively.

During the last twelve months, we took the actions described below to continue to fund our obligations. In addition, some of our plans to provide the necessary working capital in the future are summarized below.

BRMG and Wells Fargo Foothill are parties to a credit facility under which BRMG may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they can advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan had interest only payments through February 28, 2005 with the first quarterly principal payments due on April 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

Under the $20,000,000 revolving loan, an overadvance subline will be available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until June 30, 2005. From July 1 to September 30, 2005, the overadvance subline will be available not to exceed $1,500,000, or one month of the average capitation receipts for the prior six months. Beginning October 1, 2005, the maximum overadvance cannot exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we are entitled to request that Wells Fargo Foothill issue guarantees of payment with respect to letters of credit issued by an issuing bank in an aggregate amount not to exceed $5,000,000 at any one time outstanding. At July 31, 2005, the prime rate was 6.25% and we had $4.5 million of available borrowing under the Wells Fargo Foothill revolving loan.

Advances outstanding under the revolving loan bear interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bear interest at the base rate plus 4.75%. Letter of credit fees bear interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as it prime rate. The line is collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

Effective September 14, 2005, we established a new $20 million working capital revolving credit facility with Bridge Healthcare Finance, or Bridge, a specialty lender in the healthcare industry (see "Subsequent Event"). Upon the establishment of this credit facility, we borrowed $15.5 million which was used to pay off the entire balance of our existing credit facility with Wells Fargo

Foothill. Upon repayment, the existing credit facility with Wells Fargo Foothill was terminated. Additionally, Bridge provided us approximately $0.8 million in the form of a term loan, which we used to pay the balance of a term loan owed to Wells Fargo Foothill.

Under the Bridge revolving credit facility, we may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month capitation receipts for the preceding month, or $20,000,000. An overadvance subline is available not to exceed $2,000,000, so long as after giving effect to the overadvance subline, the revolver usage does not exceed $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. Dr. Berger has agreed to personally guaranty the repayment of any monies under the overadvance subline. Advances under the revolving loan bear interest at the base rate plus 3.25%. The base rate refers to the prime rate publicly announced by La Salle Bank National Association, in effect from time to time. The term loan bears interest at the annual rate of 12.50%. The revolving credit facility is collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios. The term loan is collateralized by specific imaging equipment used by us at certain of our locations.

As part of the Bridge Healthcare financing, our financial covenants were revised with our creditors, including GE, US Bank and Post Advisory Group. As of July 31, 2005, we are in compliance with our financial covenants. At this time, it is reasonably possible that no further revision of our financial covenants with our lenders will be required, although our lenders have indicated willingness to provide such revisions, if necessary. However, there can be no assurance our lenders will continue to provide this type of accommodation, if required.

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

On December 19, 2003, we issued a $1.0 million convertible subordinate note payable at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after January 1, 2006 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

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

To assist with our financial liquidity in June 2005, Howard G. Berger, M.D., our president, director and largest shareholder loaned us $1,370,000. Interest and principal payments will not be made until such time as our loans to Post Advisory Group (approximately $16.9 million) has been paid in full.

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

We are subject to certain financial covenants with our primary lenders. Our lenders revised portions of the covenants to permit us to avoid not achieving certain minimums and being in default of our loans since April 30, 2005. At this time our preliminary analysis indicates it is reasonably possible that no further revision to our financial covenants with our lenders will be required, although our lenders have indicated willingness to provide such revisions, if necessary. However, there can be no assurance our lenders will continue to provide this type of accommodation, if required.

Taking these factors into account, including our historical experience and our discussions with our lenders to date, although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in the next twelve months.


SOURCES AND USES OF CASH

Cash increased for the nine months ended July 31, 2005 and 2004 by $1,000 and $242,000, respectively.

Cash provided by operating activities for the nine months ended July 31, 2005 was $6.8 million compared to $13.3 million for the same period in 2004. The primary reason for the decrease in cash was due to interest expense of approximately $5.8 million which was accrued, but unpaid, during the first nine months of fiscal 2004 while renegotiating a portion of our existing notes and capital lease obligations. In addition, during fiscal 2005, we were required to make a deposit of approximately $1.2 million when we became self -insured for workers compensation insurance.

Cash used for investing activities for the nine months ended July 31, 2005 was $2.8 million compared to $2.1 million for the same period in 2004. For the nine months ended July 31, 2005 and 2004, we purchased property and equipment for approximately $2.8 million and $2.1 million, respectively. During the nine months ended July 31, 2005, we received proceeds from the sale of equipment of $65,000. During the nine months ended July 31, 2004, we purchased additional DIS common stock for $35,000.

Cash used for financing activities for the nine months ended July 31, 2005 was $4.1 million compared to $11.0 million for the same period in 2004. For the nine months ended July 31, 2005 and 2004, we made principal payments on capital leases and notes payable of $9.6 million and $12.0 million, respectively, and received proceeds from borrowings on notes payable of approximately $5.3 million and $0.9 million, respectively. During the nine months ended July 31, 2005, we increased cash disbursements in transit by $1.2 million, made payments on lines of credit of $2.4 million, and received proceeds from borrowings from related parties of $1.4 million. During the nine months ended July 31, 2004, we decreased cash disbursements in transit by $0.8 million, received proceeds from the issuance of a convertible subordinated note payable of $1.0 million, and purchased bond debentures for $0.1 million.

CONTRACTUAL COMMITMENTS

Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

FOR THE TWELVE MONTHS ENDED JULY 31,
                                                                                 THERE-
                            2006       2007       2008       2009       2010      AFTER       TOTAL
                          --------   --------   --------   --------   --------   --------   --------
Notes payable*(4)         $ 14,174   $ 13,060   $ 61,622   $   --         --         --     $ 88,856
Capital leases*             17,681     17,340     41,494      1,385        541       --       78,441
Lines of credit(4)          11,613       --         --         --         --         --       11,613
Subordinated debentures       --         --       16,147       --         --         --       16,147
Operating leases             6,743      5,571      4,360      3,596      3,262     11,070     34,602
Purchase obligations(1)      2,500        625       --         --         --         --        3,125
Tower settlement               324       --         --         --         --         --          324
Other obligations(2)            73       --         --         --         --         --           73
                          --------   --------   --------   --------   --------   --------   --------
TOTAL{3}                  $ 53,108   $ 36,596   $123,623   $  4,981   $  3,803   $ 11,070   $233,181

-----------------
*   Includes interest.
1 Includes a three-year obligation to purchase imaging film from Fuji. We must purchase an aggregate of $7.5 million of film at a rate of approximately $2.5 million per year over the term of the agreement.
2 Other short-term obligations related to buyouts of the limited liability company minority interests in Rancho Bernardo and Burbank and other assets.
3 Does not include our obligation under our maintenance agreement with GE Medical Systems described below.
4 Does not include the effect of the new credit facility and term loan with Bridge Healthcare Finance (see "Subsequent Event"). The subsequent borrowings and payments under the respective loans reflect post July 31, 2005 transactions and operating cash flows. The effect of the restructured term loan is immaterial.

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

IF BRMG OR ANY OF OUR OTHER CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US, OUR BUSINESS COULD SUBSTANTIALLY DIMINISH.

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 42 of our 57 facilities, contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities, and must use its best efforts to provide the professional medical services at any new facilities that we open or acquire. In addition, BRMG's strong relationships with referring physicians are largely responsible for the revenue generated at the facilities it services. Although our management agreement with BRMG runs until 2014, BRMG has the right to terminate the agreement if we default on our obligations and fail to cure the default. Also, BRMG's ability to continue performing under the management agreement may be curtailed or eliminated due to BRMG's financial difficulties, loss of physicians or other circumstances. If BRMG cannot perform its obligation to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by BRMG. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group's relationships with referring physicians may not be as extensive as those of BRMG. In any such event, our business could be seriously harmed. In addition, BRMG is party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

         o    Expand our infrastructure and management; and

         o Our ability to expand also depends on our ability to compete for opportunities. We may not be able to compete effectively for the acquisition of diagnostic imaging facilities. Our competitors may have more established operating histories and greater resources than we do. Competition also may make any acquisitions more expensive.

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

We have incurred net losses of $2.8 million and $7.7 million during the nine months ended July 31, 2005 and 2004, respectively, and at July 31, 2005 we had an accumulated stockholders' deficit of $70.3 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we will be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

Our success depends in part on our ability to attract and retain qualified senior and executive management, managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. The loss of the services of Dr. Howard
G. Berger, our President and Chief Executive Officer, could have a significant negative impact on our operations. We believe that he could not easily be replaced with an executive of equal experience and capabilities. We do not maintain key person insurance on the life of any of our executive officers with the exception of a $5.0 million policy on the life of Dr. Berger. Also, if we lose the services of Dr. Berger, our relationship with BRMG could deteriorate, which would adversely affect our business.

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

CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

For the nine months ended July 31, 2005, we derived approximately 26% of our net revenue from capitation arrangements. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

We rely on this system to perform functions critical to our ability to operate, including patient scheduling, billing, collections, image storage and image transmission. Accordingly, an extended interruption in the system's function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

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

Ownership, construction, operation, expansion and acquisition of our diagnostic imaging facilities are subject to various federal and California laws, regulations and approvals concerning licensing of personnel, other required certificates for certain types of healthcare facilities and certain medical equipment. In addition, freestanding diagnostic imaging facilities that provide services independent of a physician's office must be enrolled by Medicare as an independent diagnostic testing facility to bill Medicare. Medicare carriers have discretion in applying the independent diagnostic testing facility requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medi-Cal programs. For the nine months ended July 31, 2005, approximately 18% of our net revenue came from the Medicare and Medi-Cal programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

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

ITEM 5. OTHER INFORMATION

         To assist with our financial liquidity in June 2005, Howard G. Berger, M.D., our president, director and largest shareholder loaned us $1,370,000. Interest and principal payments will not be made until such time as our loans to Post Advisory Group (approximately $16.9 million as of July 31, 2005) has been paid in full.

         Effective September 14, 2005, we established a new $20 million working capital revolving credit facility with Bridge Healthcare Finance, or Bridge, a specialty lender in the healthcare industry. Upon the establishment of this credit facility, we borrowed $15.5 million which was used to pay off the entire balance of our existing credit facility with Wells Fargo Foothill. Upon repayment, the existing credit facility with Wells Fargo Foothill was terminated. Additionally, Bridge provided us approximately $0.8 million in the form of a term loan, which we used to pay the balance of a term loan owed to Wells Fargo Foothill. Under the Bridge revolving credit facility, we may borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month capitation receipts for the preceding month, or $20,000,000. An overadvance subline is available not to exceed $2,000,000, so long as after giving effect to the overadvance subline, the revolver usage does not exceed $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. Dr. Berger has agreed to personally guaranty the repayment of any monies under the overadvance subline. Advances under the revolving loan bear interest at the base rate plus 3.25%. The base rate refers to the prime rate publicly announced by La Salle Bank National Association, in effect from time to time. The term loan bears interest at the annual rate of 12.50%. The revolving credit facility is collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios. The term loan is collateralized by specific imaging equipment used by us at certain of our locations. As part of the Bridge Healthcare financing, our financial covenants were revised with our creditors, including GE, US Bank and Post Advisory Group.

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



                                  PRIMEDEX HEALTH SYSTEMS, INC.
                                  ----------------------------------------------
                                  (Registrant)


  Date:  September 14, 2005       By      /s/    HOWARD G. BERGER, M.D.
                                  ----------------------------------------------
                                  Howard G. Berger, M.D., President and Director
                                  (Principal Executive Officer)


  Date:  September 14, 2005       By      /s/    MARK D. STOLPER
                                  ----------------------------------------------
                                  Mark D. Stolper, Chief Financial Officer
                                  (Principal Accounting Officer)