Form 10-K
period 2005-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2006-02-14
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             ----------------------

                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended October 31, 2005
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant was approximately $15,209,521 on April 30, 2005 (the last business day of the registrant's most recently completed second quarter) based on the closing price for the common stock on the Nasdaq Over-the-Counter Bulletin Board on April 29, 2005.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding on January 9, 2006, was 41,406,813 shares (excluding treasury shares).

                                     PART I

ITEM 1.  BUSINESS
-------  --------

BUSINESS OVERVIEW

         We operate a group of regional networks comprised of 57 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets that have both high-density and expanding populations, as well as attractive payor diversity.

         All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty four of our facilities are multi-modality sites, offering various combinations of magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray and fluoroscopy. Twenty three of our facilities are single-modality sites, offering either X-ray or MRI. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality sites to help accommodate overflow in targeted demographic areas.

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

         We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended October 31, 2005, we performed 958,414 diagnostic imaging procedures and generated net revenue from continuing operations of $145.6 million.

The following table illustrates our work performed over the five-year period ended October 31, 2005:

                                                                             YEAR ENDED OCTOBER 31,
                                                                ------------------------------------------------
                                                                  2001      2002      2003      2004      2005
                                                                --------   -------   -------   -------   -------
Total number of MRI, CT and PET systems (at end of year)*             52        60        63        68        68
Total number of procedures performed*                            690,484   877,574   947,032   946,928   958,414
______________
* All procedures.  Excludes discontinued operation.

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

       IMV, a provider of database and market information products and services to the analytical, clinical diagnostic, biotechnology, life science and medical imaging industries, estimates that over 24.2 million MRI procedures and 50.1 million CT procedures were conducted in the United States in 2003, representing a 10% increase over the 2002 volume of both the MRI and CT procedures, respectively. This data is particularly relevant to us, given that revenue from MRI and CT scans constituted approximately 60% of our net revenue for the year ended October 31, 2005. In addition, IMV estimates that over 706,100 clinical PET patient studies were performed in the United States in 2003, representing a 58% increase over the 2002 volume of 447,200 clinical PET patient studies. Revenue from PET scans constituted approximately 6% of our net revenue for the year ended October 31, 2005.

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

       HOSPITALS OR CLINICS

       Many hospitals provide both inpatient and outpatient diagnostic imaging services, typically on site. These inpatient and outpatient centers are owned and operated by the hospital or clinic, or jointly by both, and are primarily used by patients of the hospital or clinic. The hospital or clinic bills third-party payors, such as managed care organizations, insurance companies, Medicare or Medi-Cal.

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

       CT

       CT provides higher resolution images than conventional X-rays, but generally not as well-defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million.
                                                            3
       PET

       PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. We provide PET-only services through the use of mobile equipment services at a few of our sites. In addition, we have combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.8 million to $2.2 million.

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

       DIVERSIFIED PAYOR MIX

       Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of profitable revenue. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2005.

       EXPERIENCED AND COMMITTED MANAGEMENT TEAM

       Dr. Howard Berger, Norman Hames, our Chief Operating Officer, and Dr. John Crues III, a Vice President of our company, together have close to 75 years of healthcare management experience. Our executive management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. Our management beneficially owns approximately 33% of our common stock.

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

       EXPANDING MRI AND CT APPLICATIONS

       We intend to continue to use expanding MRI and CT applications as they become commercially available. Most of these applications can be performed by our existing MRI and CT systems with upgrades to software and hardware. By way of example, in January 2005, we placed into service a new piece of equipment which functions in conjunction with the MRI and utilizes focused ultrasound as a completely non-invasive procedure to treat symptomatic uterine fibroids. The equipment costing $750,000 received FDA approval in late October 2004 and we are the first organization in the Western United States to acquire the equipment. We also intend to introduce applications that will decrease scan and image-reading time to increase our productivity.

       OPTIMIZING OPERATING EFFICIENCIES

       We intend to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience excess demand. We will continue to trim excess operating and general and administrative costs where it is feasible to do so, including consolidating, divesting or closing under-performing facilities to reduce operating costs and improve operating income. We also may continue to use, where appropriate, high-trained radiology physician assistants to perform, under appropriate supervision of radiologists, basic services traditionally performed by radiologists. We will continue to upgrade our advanced information technology system to create cost reductions for our facilities in areas such as image storage, support personnel and financial management.

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

RADIOLOGY PROFESSIONALS

       In California, a lay person or any entity other than a professional corporation is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the "corporate practice" of medicine. In order to comply with this prohibition, we contract, directly or through BRMG, with radiologists to provide professional medical services in our facilities, including the supervision and interpretation of diagnostic imaging procedures. The radiology practice maintains full control over the physicians it employs. Pursuant to each management contract, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. In addition, we provide management services and administration of the non-medical functions relating to the professional medical practice at the facility, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities. As compensation for the services furnished under contracts with radiologists, we generally receive an agreed percentage of the medical practice billings for, or collections from, services provided at the facility, typically varying between 79% to 84% of net revenue or collections.

       At 42 of our facilities, BRMG is our contracted radiology group. At October 31, 2005, BRMG employed approximately 48 fulltime and 9 part-time radiologists. At the balance of our facilities we contract, directly or through BRMG, with other radiology groups to provide the professional medical services. Two imaging facilities previously owned by Burbank Advanced Imaging Center LLC and Rancho Bernardo Advanced Imaging Center LLC were charged a fee, for our services as manager of the limited liability companies, of 10% of the collected revenue of each company after deduction of the professional fees. In addition, as a member owning 75% of the equity interests of those limited liability companies, we were entitled to 75% of income after a deduction of all expenses, including amounts paid for medical services and medical supervision. In the fourth quarter of fiscal 2004, we purchased the interest we did not own in both centers.

       Under our management agreement with BRMG, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the amounts collected for the professional services it renders. The percentage is adjusted annually, if necessary, to ensure that the parties receive the fair value for the services they render.

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

PAYORS

      We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. These fees are paid by a diverse mix of payors, as illustrated for the year ended October 31, 2005 by the following table:

                                                               PERCENTAGE OF NET
                                                                   REVENUE
                                                               -----------------
         PAYOR TYPE
         ----------
         Insurance(1)                                                41%
         Managed Care Capitated Payors                               26%
         Medicare/Medi-Cal                                           18%
         Other(2)                                                    11%
         Workers Compensation/Personal Injury                         4%

1 Includes Blue Cross/Blue Shield, which represented 15% of our net revenue for the year ended October 31, 2005.
2 Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

       With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2005.

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

       o      RETROSPECTIVE REVIEW

              We collect and sort encounter activity by payor, place of service, referring physician, exam type and date of service. The data is then presented in quantitative and analytical form to facilitate understanding of utilization activity and to provide a comparison between fee-for-service and Medicare equivalents. Our Medical Director prepares a quarterly report for each payor and referring physician, which we send to them. When we find that a referring physician is over utilizing services, we work with the physician to modify referral patterns.

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

       CONTRACTS WITH PHYSICIAN GROUPS AND OTHER NON-INSURANCE COMPANY PAYORS

       These payors reimburse us, directly or indirectly, on the basis of agreed upon rates. These rates are typically set at 70-80% of the rates set forth in the Medicare Fee Schedule for the particular service. However, we often agree to a specified rate for MRI and CT procedures that is not tied to the Medicare Fee Schedule. The patients are generally not responsible for the unreimbursed portion.

FACILITIES

       Through our wholly owned subsidiaries, we operate 57 fixed-site, freestanding outpatient diagnostic imaging facilities in California. We lease the premises at which these facilities are located, with the exception of two facilities located in buildings we own. We lease the land on which both of those buildings are located.

       Our facilities are located in regional networks that we refer to as regions. Thirty four of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Twenty three of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

       The following table sets forth the number of our facilities for each year during the five-year period ended October 31, 2005:

                                                                             YEAR ENDED OCTOBER 31,
                                                                 --------------------------------------------
                                                                 2001      2002      2003      2004      2005
                                                                 ----      ----      ----      ----      ----
Total facilities owned or managed (at beginning of year)          42        46        58        55        56
    Facilities added by:
      Acquisition                                                  3         1        --        --        --
      Internal development                                         4        11         3         4         1
      Facilities closed or sold                                   (3)       --        (6)       (3)       --

    Total facilities owned (at end of year)                       46        58        55        56        57


DIAGNOSTIC IMAGING EQUIPMENT

       The following table indicates, as of December 31, 2005, the quantity of principal diagnostic equipment available at our facilities, by region:

                                   MRI    OPEN   CT    PET/CT   MAMMO-   ULTRA-   X-RAY   NUCLEAR    TOTAL
                                          MRI                   GRAPHY   SOUND           MEDICINE
                                  -------------------------------------------------------------------------
    Beverly Hills                   4      1      2      1        3        4        3        1        19
    Ventura                         2      2      1      2        5        9       15        2        38
    San Fernando Valley             3      3      3      1        2        6        7        1        26
    Antelope Valley                 1      1      1     --        1        1        2        1         8
    Central California              3      3      5     --        5       10       12        2        40
    Northern California             1      2      2     --       --       --        1       --         6
    Orange                          2      1      1      1        3        7        4        1        20
    Long Beach                      1     --      1     --        3        4        7        1        17
    Northern San Diego             --      1      1     --       --       --        1       --         3
    Palm Springs                    1      1      2     --        2        7        7        1        21
    Inland Empire                   5      1      4      1        8       12       12        3        46

Total                              23     16     23      6       32       60       71       13       244

       The average age of our MRI and CT units is less than six years, and the average age of our PET units is less than four years. The useful life of our MRI, CT and PET units is typically ten years.

INFORMATION TECHNOLOGY

       Our corporate headquarters and substantially all of our 57 facilities are interconnected through a state-of-the-art information technology system. This system, which is compliant with the Health Insurance Portability and Accountability Act of 1996, is comprised of a number of integrated applications, provides a single operating platform for billing and collections, electronic medical records, practice management and image management.

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

       o      Perform claims, rejection and collection analysis; and

       o Perform sophisticated financial analysis, such as analyzing cost and profitability, volume, charges, current activity and patient case mix, with respect to each of our managed care contracts.

       Currently diagnostic reports and images are accessible via the Internet to our referring providers. We have worked with some of the larger medical groups with whom we have contracts to provide access to this content via their web portals.

PERSONNEL

       At October 31, 2005, we had a total of 615 full-time, 41 part-time and 89 per-diem employees. These numbers do not include the 48 full-time and 9 part-time radiologists or the 288 full-time, 40 part-time and 161 per-diem technologists.

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

MARKETING

     Our marketing team, which consists of one director of marketing, five territory sales managers and eighteen customer service representatives, one of which is part-time, employs a multi-pronged approach to marketing:

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

       SPORTS MARKETING PROGRAM

       We have a sports marketing program designed to increase our public profile. We provide X-ray equipment and a technician for all of the games of the Lakers, Clippers, Kings, Avengers and Sparks held at the Staples Center in Los Angeles, Ducks games held at the Arrowhead Pond in Anaheim, and University of Southern California football games held in Los Angeles. In exchange for this service, we receive an advertisement in each team program throughout the season. In addition, we have a close relationship with the physicians for some of these teams.

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

       We acquire our equipment primarily through various financing arrangements directly with an affiliate of General Electric Corporation, or GE, involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At October 31, 2005, capital lease obligations, excluding interest, totaled approximately $62.8 million through 2010, including current installments totaling approximately $58.6 million (see Note 7). If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

       Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2005 annual service fee was the higher of 3.50% of our adjusted net revenue, or $4,970,000. The fiscal 2006 annual service rate will be the higher of 3.62% of our adjusted net revenue, or $5,393,800. For the fiscal years 2007, 2008 and 2009, the annual service fee will be the higher of 3.62% of our adjusted net revenue, or $5,430,000. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis.

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

       MEDICARE AND MEDICAID FRAUD AND ABUSE

       Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended October 31, 2005, approximately 18% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid).

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

       The Stark Law provides that a request by a radiologist for diagnostic radiology services or a request by a radiation oncologist for radiation therapy, if such services are furnished by or under the supervision of such radiologist or radiation oncologist pursuant to a consultation requested by another physician, does not constitute a referral by a referring physician. If such requirements are met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practices, therefore, will depend on the precise scope of services furnished by each such practice's radiologists and whether such services derive from consultations or are self-generated. We believe that, other than self-referred patients, all of the services covered by the Stark Law provided by the contracted radiology practices derive from requests for consultation by non-affiliated physicians. Therefore, we believe that the Stark Law is not implicated by the financial relationships between our operations and the contracted radiology practices.

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

       COMPLIANCE PROGRAM

       We maintain a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have a compliance officer who is charged with implementing and supervising our compliance program, which includes the adoption of (i) Standards of Conduct for our employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services.

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

ITEM 2.  PROPERTIES
-------  ----------

       Information with respect to our facilities within our regional networks is as follows:


                        NUMBER OF       APPROXIMATE
REGIONAL NETWORKS     FACILITIES(1)    SQUARE FOOTAGE     LEASE EXPIRATION (WITH OPTIONS TO EXTEND)
-----------------     -------------    --------------     -----------------------------------------
BEVERLY HILLS (3):
   Roxsan                  1                8,031         Various through 2012
   Wilshire                1               13,778         September 2028
   Women's                 1                3,830         February 2029
VENTURA (9):
   Camarillo               2                2,035         Various through May 2013
   Oxnard                  2                5,622         Various Month-to-month
   Thousand Oaks           3               12,914         Various through November 2019
   Ventura                 3               12,959         Various through July 2012
SAN FERNANDO VALLEY (8):
   Burbank                 2                6,500         Various through August 2010
   Northridge              2                9,050         Various through February 2019
   Santa Clarita           2                7,293         One through June 2019; other Month-to-month
   Tarzana                 2                6,320         Various through December 2021
ANTELOPE VALLEY (3):
   Antelope Valley         1                2,890         April 2008
   Lancaster               2                6,827         Various through October 2006
CENTRAL CALIFORNIA (5):
   Fresno                  1                7,231         June 2008
   Modesto                 1               17,852         December 2014
   Sacramento              1                8,083         June 2023
   Stockton                1                4,808         December 2006
   Vacaville               1                5,927         March 2012
NORTHERN CALIFORNIA (3):
   Emeryville              1                2,086         Various through December 2018
   San Francisco           1                1,240         Month-to-month
   Santa Rosa              1                4,235         July 2011



ORANGE (5):
   Orange                  4               15,955         Various through October 2022
   Tustin                  1                2,139         January 2008
LONG BEACH (4):
   Long Beach              4               16,338         Various through July 2010
NORTHERN SAN DIEGO (1):
   Rancho Bernardo         1                9,557         May 2012
PALM SPRINGS (5):
   Palm Desert             3                9,024         Various through May 2021
   Palm Springs            2                9,042         Various through June 2013
INLAND EMPIRE (10):
   Chino                   1                2,700         June 2012
   Rancho Cucamonga        3               11,128         Various through May 2023
   Riverside               1               12,534         Various through January 2018
   San Gabriel Valley      1                2,871         December 2007
   Temecula                4               14,496         Various through January 2021
                       --------
       TOTAL              57
                       ========
____________
(1) Includes leased facilities and three facilities operated pursuant to managed care capitation agreements.

       Our corporate headquarters are located in adjoining premises at 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, in approximately 16,500 square feet occupied under leases, which expire (with options to extend) on June 30, 2017. In addition, we lease 52,941square feet of warehouse and other space under leases, which expire at various dates between February 2006 and January 2018.

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

       We have answered the complaint. The matter is still in its initial stages with discovery just beginning. We intend to vigorously contest the allegations.

       (b)    Fleet Nat'l Bank v. Boyle et. al., U.S. district Court for the
              --------------------------------------------------------------
              Eastern District of Pennsylvania, Docket No. 04-CV-1277
              -------------------------------------------------------

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

       We filed a motion to dismiss the complaint that was granted as to all claims except the RICO claim. We have filed an answer to the complaint. The case is in its initial stages. We intend to vigorously contest the remaining claims.

       (c)    Broadstream Capital Partners, LLC v. Primedex Health Systems,
              -------------------------------------------------------------
              Inc., Los Angeles Superior Court Case No. SC 084691.
              ----------------------------------------------------

       This case arises in connection with a financing agreement we entered into with a third party. James Goldfarb, a partner of Broadstream Capital Partners, LLC ("Broadstream"), and once a member of our Board of Directors, arranged a meeting between us and a third party to discuss the third party financing the purchase of a portion of our debt owed to DVI Financial Services, which had filed for bankruptcy. Goldfarb alleges that, on behalf of Broadstream, he entered into an oral agreement with us under which we owe Broadstream a "finder's fee" for setting up this meeting. Broadstream has filed suit against us, and Howard G. Berger, M.D., our president, for damages.

       The complaint alleges claims for breach of contract, breach of the covenant of good faith and fair dealing, fraud, unjust enrichment, and bad faith denial of contract. Broadstream claims that it is entitled to damages in excess of $300,000, as well as punitive damages.

       We have responded to the complaint, and discovery is continuing. The matter is scheduled to go to trial on March 13, 2006. We intend to pursue our defense vigorously.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

       We did not submit any matters to a vote of security holders during the fourth fiscal quarter of fiscal 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS
------- ---------------------------------------------------------------------
        AND ISSUER PURCHASES OF EQUITY SECURITIES
        -----------------------------------------

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

               QUARTER ENDED                            LOW      HIGH
               -------------                            ---      ----

               January 31, 2005                        $0.41    $0.60
               April 30, 2005                           0.24     0.49
               July 31, 2005                            0.26     0.43
               October 31, 2005                         0.26     0.43

               January 31, 2004                         0.40     0.71
               April 30, 2004                           0.41     0.70
               July 31, 2004                            0.27     0.45
               October 31, 2004                         0.30     0.67

       The last reported closing high and low prices for our common stock on the OTC Bulletin Board on January 13, 2006 were $0.32 and $0.29, respectively. As of January 13, 2006, the number of holders of record of our common stock was 3,966. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that customers of these broker-dealers beneficially own these shares and that the number of beneficial owners of our common stock is substantially greater than 3,966.

       We did not pay dividends in fiscal 2004 or 2005 and we do not expect to pay any dividends in the foreseeable future.

CONVERTIBLE SUBORDINATED DEBENTURES

       At October 31, 2005, we had $16.2 million convertible subordinated debentures outstanding which mature June 30, 2008 and bear interest, payable quarterly, at an annual rate of 11.5%. The debentures are convertible into our common stock at a price of $2.50 per share.

RECENT SALES OF UNREGISTERED SECURITIES

       During the fiscal year ended October 31, 2005, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

       o In June 2005, we issued to one of BRMG's radiologists a five-year warrant exercisable at a price of $0.36 per share, which was the public market closing price for our common stock on the transaction date, to purchase 100,000 shares of our common stock.

       o In June 2005, we issued to one of BRMG's radiologists and a director of our Company a five-year warrant exercisable at a price of $0.36 per share, which was the public market closing price for our common stock on the transaction date, to purchase 500,000 shares of our common stock.

       o In March 2005 and July 2005, we issued to two of our independent directors five-year warrants exercisable at $0.32 per share and $0.40 per share, respectively, which was the public market price closing price for our common stock on each of the respective transaction dates, for each to purchase 50,000 shares of our common stock.

       o In October 2005, we issued to one of BRMG's radiologists a five-year warrant exercisable at a price of $0.30 per share, which was the public market closing price for our common stock on the transaction date, to purchase 100,000 shares of our common stock.

       o In October 2005, we issued to one of our key employees five-year warrants exercisable at a price of $0.30 per share, which was the public market closing price for our common stock on the transaction date, to purchase 100,000 shares of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

       The following table summarizes information with respect to options, warrants and other rights under our equity compensation plans at October 31, 2005:

                                        NUMBER OF SECURITIES                            NUMBER OF SECURITIES
                                         TO BE ISSUED UPON         WEIGHTED-AVERAGE      REMAINING AVAILABLE
                                             EXERCISE OF           EXERCISE PRICE OF     FOR FUTURE ISSUANCE
                                         OUTSTANDING OPTIONS      OUTSTANDING OPTIONS       UNDER EQUITY
PLAN CATEGORY                            WARRANTS AND RIGHTS      WARRANTS AND RIGHTS    COMPENSATION PLANS
-------------                            -------------------      -------------------    ------------------
Equity compensation plans approved
  by security holders                            687,167                $ 0.51               1,303,334
Equity compensation plans not
  approved by security holders                12,004,770                $ 0.60                     N/A

                                         ----------------                                 --------------
 Total                                        12,691,937                $ 0.60               1,303,334

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
-------  ------------------------------------

       The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for each of the years in the three year period ended October 31, 2005 and the consolidated balance sheet data set forth below as of October 31, 2004 and 2005 are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended October 31, 2001 and 2002, and the consolidated balance sheet data set forth below as of October 31, 2001, 2002 and 2003 are derived from our audited consolidated financial statements not included herein. The selected historical consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                                               YEAR ENDED OCTOBER 31,
                                           -------------------------------------------------------------
                                              2001         2002         2003         2004         2005
                                              ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:                                  (DOLLARS IN THOUSANDS)

Net revenue                                $ 107,567    $ 134,078    $ 140,259    $ 137,277    $ 145,573
Operating expenses:
    Operating expenses                        75,457      102,286      106,078      105,828      109,012
    Depreciation and amortization             10,315       15,010       16,874       17,762       17,101
    Provision for bad debts                    3,851        6,892        4,944        3,911        4,929
    Loss on disposal of equipment, net           --            --           --           --          696
Income (loss) from continuing operations      13,813       (6,435)      (5,464)     (14,576)      (3,135)
Income from discontinued operation               688          884        3,197           --           --
Net income (loss)                             14,501       (5,551)      (2,267)     (14,576)      (3,135)

BALANCE SHEET DATA:

Cash and cash equivalents                  $      40    $      36    $      30    $       1    $       2
Total assets                                 128,429      151,639      142,035      127,451      121,233
Total long-term liabilities                  110,188      121,830      122,096      139,980       23,840
Total liabilities                            174,071      202,560      195,122      195,006      191,866
Working capital (deficit)                    (26,987)     (44,668)     (44,615)     (32,172)    (143,430)
Stockholders' equity (deficit)               (45,642)     (50,921)     (53,087)     (67,555)     (70,633)

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

       All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty four of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Twenty three of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality sites near multi-modality sites to help accommodate overflow in targeted demographic areas.

       We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended October 31, 2005, we derived 60% of our net revenue from MRI and CT scans. Over the past three fiscal years, we have increased net revenue primarily through improvements in net reimbursement, expansions of existing facilities, upgrades in equipment and development of new facilities.

       The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the year ended October 31, 2005 by the following table:

                                                                      PERCENTAGE
                                                                        OF NET
PAYOR TYPE                                                             REVENUE
----------                                                             -------

  Insurance(1)                                                           41%
  Managed Care Capitated Payors                                          26
  Medicare/Medi-Cal                                                      18
  Other(2)                                                               11
  Workers Compensation/Personal Injury                                    4

(1) Includes Blue Cross/Blue Shield, which represented 15% of our net revenue for the year ended October 31, 2005.
(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

       Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services or us and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2005. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

       The principal components of our fixed operating expenses, excluding depreciation, include professional fees paid to radiologists, except for those radiologists who are paid based on a percentage of revenue, compensation paid to technologists and other facility employees, and expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers' compensation and employee medical. The principal components of our variable operating expenses include expenses related to equipment maintenance, medical supplies, marketing, business development and corporate overhead. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system or improvements in net reimbursement can significantly improve our margins.

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

       Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at October 31, 2005, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG finances these receivables under a working capital facility with Bridge Healthcare Finance LLC and regularly advances to us the funds that it draws under this working capital facility, which we use for our own working capital purposes. We repay or offset these advances with periodic payments from BRMG to us under the management agreement. We guarantee BRMG's obligations under this working capital facility.

       As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements. See "Selected Consolidated Financial Data."

FINANCIAL CONDITION

       LIQUIDITY AND CAPITAL RESOURCES

       We had a working capital deficit of $143.4 million at October 31, 2005 and had losses from continuing operations of $14.6 million and $3.1 million during fiscal 2004 and 2005, respectively. The loss in fiscal 2004 includes a $5.2 million expense resulting from the increase in the valuation allowance for deferred income taxes. We also had a stockholders' deficit of $70.6 million at October 31, 2005.

       The working capital deficit increased in fiscal 2005 due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities that are expected to be refinanced. We are subject to financial covenants under our current debt agreements. We believe that we may be unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt has been classified as a current liability. We expect to refinance these obligations presented as current liabilities in the second quarter of fiscal 2006. On January 31, 2006, we executed a commitment letter with an institutional lender to which such lender provided us with a commitment, subject to final documentation and legal due diligence, for a $160 million senior secured credit facility to be used to refinance all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and $6.1 million of capital lease obligations). The commitment provides for a $15 million five-year revolving credit facility, an $85 million term loan due in five years and $60 million second lien term loan due in six years. The loans are subject to acceleration on February 28, 2008, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. The loans are essentially payable interest only monthly at varying rates that are yet to be finalized but will be based upon market conditions. Finalization of the credit facility is subject to customary conditions, including legal due diligence and final documentation that is scheduled for completion on or about March 7, 2006.

       We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with Bridge Healthcare Finance LLC. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because it is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases.

       During fiscal 2004 and 2005, we took the actions described below to continue to fund our obligations.

       BRMG and Wells Fargo Foothill were parties to a credit facility under which BRMG could borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable excluded those accounts older than 150 days from invoice date and were net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they could advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan had interest only payments through February 28, 2005 with the first quarterly principal payments due on April 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

       Under the $20,000,000 revolving loan, an overadvance subline was available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until June 30, 2005. From July 1 to September 30, 2005, the overadvance subline was available not to exceed $1,500,000, or one month of the average capitation receipts for the prior six months. Beginning October 1, 2005, the maximum overadvance could not exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we were entitled to request that Wells Fargo Foothill issue guarantees of payment in an aggregate amount not to exceed $5,000,000 at any one time outstanding.

       Advances outstanding under the revolving loan bore interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bore interest at the base rate plus 4.75%. Letter of credit fees bore interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as it prime rate. The line was collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

       Effective September 14, 2005, we established a new $20 million working capital revolving credit facility with Bridge Healthcare Finance, or Bridge, a specialty lender in the healthcare industry. Upon the establishment of this credit facility, we borrowed $15.5 million that was used to pay off the entire balance of our existing credit facility with Wells Fargo Foothill. Upon repayment, the existing credit facility with Wells Fargo Foothill was terminated. Additionally, Bridge provided us approximately $0.8 million in the form of a term loan, which we used to pay the balance of a term loan owed to Wells Fargo Foothill.

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

       Until November 2004, we had a line of credit with an affiliate of DVI Financial Services, Inc. ("DVI"), when we issued $4.0 million in principal amount of notes to Post Advisory Group, LLC ("Post"), a Los Angeles-based investment advisor, and Post purchased the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008.

       On December 19, 2003, we issued a $1.0 million convertible subordinated note payable to Galt Financial, Ltd., at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after January 1, 2006 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal. In November 2005, subsequent to year-end, the right to convert was waived and the warrant for the purchase of 500,000 shares of common stock was terminated in exchange for the issuance of a five-year warrant to purchase 300,000 shares of our common stock at a price of $0.50 per share, the public market price on the date the warrant, with the underlying note being extended to July 1, 2006.

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

       DVI's restructured note payable was six payments of interest only from July to December 2004 at 9%, 41 payments of principal and interest of $273,988, and a final balloon payment of $7.6 million on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payment is deferred, we would make monthly payments of $290,785 to DVI for the next 29 months. Effective November 30, 2004, Post acquired the DVI note payable and the debt was restructured. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to us over the term of the new obligation, but it will defer cash outlays of approximately $1.3 million per year until its maturity.

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

       To assist with our financial liquidity in June 2005, Howard G. Berger, M.D., our president, director and largest shareholder loaned us $1,370,000. Interest and principal payments to Dr. Berger will not be made until such time as our loans to Post Advisory Group (approximately $16.8 million at October 31,
2005) have been paid in full.

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

SOURCES AND USES OF CASH

       Cash increased for fiscal 2005 by $1,000 and decreased for fiscal 2004 by $29,000.

       Cash provided by operating activities for the year ended October 31, 2005 was $11.1 million compared to $17.1 million for the same period in 2004. The primary reason for the fiscal 2005 decrease in cash provided by operating activities was due to imputed interest expense which decreased approximately $5.3 million for the year ended October 31, 2005 compared to the same period in 2004. Imputed interest is interest accrued and unpaid on outstanding notes and capital lease obligations, as well as interest on capitalized debt restructuring charges which are amortized over the term of the new note payable or capital lease obligation. During the first three quarters of fiscal 2004, we deferred payments on the majority of our notes payable with DVI while negotiating with external third parties and the existing lender. In addition, during fiscal 2004, a $5.2 million expense was recorded resulting from the increase in the valuation allowance for deferred income taxes.

       Cash used by investing activities for fiscal 2005 was $4.0 million compared to $3.8 million for the same period in 2004. For fiscal 2005 and 2004, we purchased property and equipment for approximately $4.1 million and $3.8 million, respectively, and received proceeds from the sale of medical equipment of $65,000 in fiscal 2005 and purchased the balance of our former majority-owned subsidiary's common stock for $35,000 in fiscal 2004.

       Cash used for financing activities for fiscal 2005 was $7.1 million compared to $13.3 million for the same period in 2004. For fiscal 2005 and 2004, we made principal payments on capital leases, notes payable and lines of credit of approximately $14.1 million and $13.2 million, respectively, and received proceeds from borrowings under existing lines of credit, refinancing arrangements and related parties of approximately $6.1 million and $1.0 million, respectively. During fiscal 2005, we also increased our cash disbursements in transit by $0.9 million compared to a decrease in cash disbursements of $0.3 million in fiscal 2004. In addition, during fiscal 2004, we purchased subordinated debentures for approximately $60,000 and made payments to limited partners of $650,000.

CONTRACTUAL COMMITMENTS

       Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

                                                                                 THERE-
                            2006       2007       2008       2009       2010      AFTER      TOTAL
                          --------   --------   --------   --------   --------   --------   --------
Notes payable*            $ 87,768   $     --   $     --   $     --   $     --   $     --   $ 87,768
Capital leases*             69,288      1,713      1,429      1,353        226         --     74,009
Lines of credit             13,341         --         --         --         --         --     13,341
Subordinated debentures         --         --     16,147         --         --         --     16,147
Operating leases(1)          7,697      6,976      6,933      6,795      6,834     58,907     94,142
Purchase obligations(2)      2,500         --         --         --         --         --      2,500
Tower settlement               174         --         --         --         --         --        174
                          --------   --------   --------   --------   --------   --------   --------
TOTAL(3)                  $180,768   $  8,689   $ 24,509   $  8,148   $  7,060   $ 58,907   $288,081
______________
*  Includes interest and excludes discount on notes payable.
1  Includes all existing options to extend lease terms
2  Includes a three-year obligation to purchase imaging film from Fuji. We must purchase an aggregate of $7.5 million of film at a rate of approximately $2.5 million per year over the term of the agreement in which two years have already been completed.
3  Does not include our obligation under our maintenance agreement with GE
   Medical Systems described below.

       We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2005 annual service fee was the higher of 3.50% of our adjusted net revenue, or $4,970,000. The fiscal 2006 annual service rate will be the higher of 3.62% of our adjusted net revenue, or $5,393,800. For the fiscal years 2007, 2008 and 2009, the annual service fee will be the higher of 3.62% of our adjusted net revenue, or $5,430,000. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis.

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

       REVENUE RECOGNITION

       Revenue is recognized when diagnostic imaging services are rendered. Revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of managed care contract pricing and historical collection information. We operate 57 facilities, each of which has multiple managed care contracts and a different patient mix. We review the estimated contractual allowance rates for each diagnostic imaging facility on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. Depending on the changes we make in the contractual allowance rates, net revenue may increase or decrease.

       ACCOUNTS RECEIVABLE

       Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for bad debts based upon any specific payor collection issues that we have identified and our historical experience. For fiscal 2003, 2004 and 2005 our provision for bad debts as a percentage of net revenue was 3.5%, 2.8% and 3.4% respectively.

       DEFERRED TAX ASSETS

       We evaluate the realizability of the net deferred tax assets and assess the valuation allowance periodically. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required. Even though we expect to utilize our net operating loss carry forwards in the future, the last three fiscal year losses and available evidence cause the valuation of our net deferred tax assets to be uncertain in the near term. As of October 31, 2005, we have fully allowed for our net deferred tax assets.

       VALUATION OF GOODWILL AND LONG-LIVED ASSETS

       Our net goodwill at October 31, 2005 was $23.1 million. Goodwill is recorded as a result of our acquisition of operating facilities. The operating facilities are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

       Our long-lived assets at October 31, 2005 consist of net property and equipment of $68.1 million and other net intangible assets of $1.2 million. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.

       For each of the three years in the period ended October 31, 2005, we recorded no impairment of goodwill or property and equipment. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of these assets.

SIGNIFICANT EVENTS

       NEW FINANCING

       Subsequent to year-end, on January 31, 2006, we executed a commitment letter with an institutional lender to which such lender provided us with a commitment, subject to final documentation and legal due diligence, for a $160 million senior secured credit facility to be used to refinance all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and $6.1 million of capital lease obligations). The commitment provides for a $15 million five-year revolving credit facility, an $85 million term loan due in five years and $60 million second lien term loan due in six years. The loans are subject to acceleration on February 28, 2008, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. The loans are essentially payable interest only monthly at varying rates that are yet to be finalized but will be based upon market conditions. Finalization of the credit facility is subject to customary conditions, including legal due diligence and final documentation that is scheduled for completion on or about March 7, 2006.

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

       Westchester's results from fiscal 2003 were as follows:

                                                                   2003(1)
                                                                   -------
                Net revenue                                       $2,230,000

                Operating expenses                                 1,703,000

                Net income                                           255,000
____________
(1) Represents operations through March 31, 2003

       FACILITY OPENINGS

       In January 2004, we entered into a new building lease for approximately 3,963 square feet of space in Murrietta, California, near Temecula. The center opened in December 2004 and offers MRI, CT, PET, nuclear medicine and x-ray services. The equipment was financed by GE. During fiscal 2004, we had used existing lines of credit for the payment of approximately $840,000 in leasehold improvements for Murietta.

       In July 2003, we entered into a new building lease for approximately 3,533 square feet of space in Westlake, California, near Thousand Oaks. The center opened in March 2005 and offers MRI, mammography, ultrasound and x-ray services. During fiscal 2005, we used existing lines of credit for the payment of approximately $873,000 in leasehold improvements for the new facility.

       In December 2002, we opened an imaging center in Rancho Bernardo, California. Prior to its opening, in late November 2001, we entered into a new building lease arrangement for 9,557 square feet in Rancho Bernardo in anticipation of opening the new multi-modality imaging center. The center was 75%-owned by us and 25%-owned by two physicians who invested $250,000. Effective July 31, 2004, we purchased the 25% minority interest from the two physicians for $200,000 that consisted of an $80,000 down payment and monthly payments of $10,000 due from September 2004 to August 2005. All payments due were made during fiscal 2005. There was no goodwill recorded in the transaction.

       In addition, during fiscal 2003, upon entering into new capitation arrangements, we opened two facilities adjacent to our Burbank and Santa Clarita facilities to provide X-ray services. In fiscal 2004, we opened an additional three satellite facilities servicing our Northridge, Rancho Cucamonga and Thousand Oaks centers.

       FACILITY CLOSURES

       In early fiscal 2004, we first downsized and later closed our San Diego facility. The center's location was no longer productive and business could be sent to our new facility in Rancho Bernardo. The equipment was moved to other locations and our leasehold improvements were written off. During the years ended October 31, 2003 and 2004, the center generated net revenue of $1,067,000 and $49,000, respectively. During the year ended October 31, 2004, the center incurred a net loss of $122,000, and during the year ended October 31, 2003, the center generated net income of $33,000.

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

       In addition, during fiscal 2003, we closed three satellite facilities servicing our Long Beach region and one satellite facility servicing our Riverside region.

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

       TERMINATION OF CONTRACT WITH TOWER IMAGING MEDICAL GROUP, INC.

       In February 2003, we commenced an action against Tower Imaging Medical Group, Inc., or Tower, and certain of its affiliated entities alleging Tower's breach of a covenant not to compete in our existing management agreement with them. Tower had been providing the professional medical services at our Wilshire, Roxsan and Women's facilities located in Beverly Hills. Effective October 20, 2003, as part of the final settlement of the litigation, we terminated our management agreement with Tower. We were required to pay Tower $1.5 million, comprised of 24 monthly installments of $50,000 and a final balloon payment, less a residual balance, in settlement of the action. As part of the settlement, we acquired use of the "Tower" name in connection with our Beverly Hills facilities. We capitalized the $1.5 million payment as an intangible asset for the "Tower" name, which was offset by a related $1.5 million of accrued expense. At October 31, 2005, we still owed approximately $174,000 to Tower that was paid in November 2005. Historically, the Tower physicians were entitled to 17.5% of the collections. BRMG is now providing the professional medical services at those facilities. During fiscal 2004, BRMG rehired seven former key Tower radiologists in the Beverly Hills area for the Beverly Hill's facilities to solidify our staffing and related referral base. We believe that with BRMG providing the professional medical services at our Beverly Hills facilities, we should not experience further significant physician turnover at those facilities.

       DEBT RESTRUCTURING

       During fiscal 2004 and 2005, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. For a discussion of these efforts, see "Financial Condition - Liquidity and Capital Resources."

RESULTS OF OPERATIONS

       The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                                                      YEAR ENDED OCTOBER 31,
                                                    ----------------------------
                                                     2003       2004       2005
                                                    ------     ------     ------
Net revenue                                         100.0%     100.0%     100.0%
Operating expenses:
  Operating expenses                                 75.6       77.1       74.9
  Depreciation and amortization                      12.0       12.9       11.7
  Provision for bad debts                             3.6        2.8        3.4
  Loss on disposal of equipment, net                   --         --        0.5
                                                    ------     ------     ------
     Total operating expense                         91.2       92.8       90.5

Income from operations                                8.8        7.2        9.5

Other expense (income):
  Interest expense                                   12.8       12.6       12.0
  Other income                                       (0.4)      (0.1)      (0.6)
  Other expense                                       0.2        1.2        0.2
                                                    ------     ------     ------
      Total other expense                            12.6       13.7       11.6

Loss before provision for income taxes,
  minority interest and discontinued operation       (3.8)      (6.5)      (2.1)
Income tax expense                                     --       (3.8)        --
                                                    ------     ------     ------
Loss before minority interest and
  discontinued operation                             (3.8)     (10.3)      (2.1)

      Minority interest in earnings
        of subsidiaries                               0.1        0.3         --
                                                    ------     ------     ------
Loss from continuing operations                      (3.9)     (10.6)      (2.1)
Discontinued operation:
   Income from operations of Westchester
     Imaging Group                                    0.2         --         --
   Gain on sale of discontinued operation             2.1         --         --
                                                    ------     ------     ------
Income from discontinued operation                    2.3         --         --

Net loss                                             (1.6)     (10.6)      (2.1)
                                                    ======     ======     ======

YEAR ENDED OCTOBER 31, 2005 COMPARED TO THE YEAR ENDED OCTOBER 31, 2004

       During fiscal 2005, we continued our efforts to enhance our operations and expand our network, while improving our financial position and significantly reducing our net loss. Our results for fiscal 2005 were aided by the opening and integration of new facilities in prior periods, increases in PET volume, and improvements in reimbursement from managed care capitated contracts and other payors. As a result of these factors and the other matters discussed below, we experienced an increase in income from operations of $4.1 million.

       During fiscal 2005, we made more progress in solidifying our financial condition. Effective November 30, 2004, we issued $4.0 million in principal amount of notes to Post and Post repurchased the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008. In addition, Post acquired $15.2 million of our notes payable from an affiliate of DVI and the indebtedness was restructured by Post and us. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to us over the term of the new obligation, but it will defer cash flow outlays of approximately $1.3 million per year until maturity. See "Financial Condition - Liquidity and Capital Resources."

       NET REVENUE

       Net revenue from continuing operations for fiscal 2005 was $145.6 million compared to $137.3 million for fiscal 2004, an increase of approximately $8.3 million, or 6.0%. The largest net revenue increases were at the following facilities:

                                                    Fiscal 05
                                                    Increase             %
                                                    --------          -----
            Orange (4 sites)                        $2,383,000        17.6%
            Tarzana  (2 sites)                      $1,775,000        24.2%
            Palm Springs (5 sites)                  $1,618,000        21.7%
            Temecula (4 sites)                      $1,366,000        21.9%

       Orange's and Palm Springs' net revenue increases were primarily due to increased patient volume, improved contracting and increases in reimbursement from its managed care capitated payors. Temecula's net revenue increase was primarily due to the return of a managed care capitated contract and the opening of an additional facility in Murrietta providing MRI, CT, PET, nuclear medicine and x-ray services in December 2004. Tarzana's net revenue increase was primarily due to increased PET volume with the hiring of a new physician and the upgrade of one of its MRI machines that increased throughput and patient volume.

       Managed care capitated payor revenue increased from 25% of net revenue, or approximately $34 million, to 26% of net revenue, or approximately $38 million, for the years ended October 31, 2004 and 2005, respectively. We have been successful in retaining existing contracts while obtaining increases in reimbursement from the payors coupled with receiving increases in co-payments from the individual patients upon service. We anticipate maintaining a similar mix of managed care capitated payor business in fiscal 2006.

       OPERATING EXPENSES

       Operating expenses from continuing operations for fiscal 2005 increased approximately $4.2 million, or 3.3%, from $127.5 million in fiscal 2004 to $131.7 million in fiscal 2005. The following table sets forth our operating expenses for fiscal 2004 and 2005 (dollars in thousands):

                                                          Year Ended October 31,
                                                          ----------------------
                                                             2004          2005
                                                          --------      --------
    Salaries and professional reading fees                $ 64,932      $ 66,674
    Building and equipment rental                            7,804         7,919
    General administrative expenses                         33,092        34,419
                                                          --------      --------
          Total operating expenses                         105,828       109,012

    Depreciation and amortization                           17,762        17,101
    Provision for bad debt                                   3,911         4,929
    Loss on disposal of equipment, net                          --           696


o      SALARIES AND PROFESSIONAL READING FEES

       Salaries and professional reading fees increased $1.7 million from fiscal 2004 to 2005. The majority of the increase is due to the increase in net revenue from $137.3 million to $145.6 million in fiscal 2004 and 2005, respectively. In addition to the hiring of additional employees to staff two new centers in Murrieta and Westlake, California, professional fees increased at certain sites due to contracts where compensation to the professionals is based upon a percentage of net revenue.

o      BUILDING AND EQUIPMENT RENTAL

       Building and equipment rental expenses increased $0.1 million in fiscal year 2005 when compared to the same period last year. The increase is primarily due to cost of living rental increases within existing building lease agreements and the addition of new facilities and the related rental expense.

o      GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses increased $1.3 million, or 4.0%, in fiscal 2005 compared to the previous period primarily due to the increase in net revenue. The largest fiscal 2005 increases were expenditures for billing fees and medical supplies that increased $711,000 and $635,000, respectively, when compared to the same period last year.

o      DEPRECIATION AND AMORTIZATION

       Depreciation and amortization decreased by $0.7 million in fiscal year 2005 when compared to the same period last year. The primary reason for the decrease is the reduction in capital expenditures. During fiscal 2004 and 2005, capital expenditures were $13.1 million and $8.8 million, respectively.

o      PROVISION FOR BAD DEBT

       The $1.0 million increase in provision for bad debt was primarily a result of increased net revenue and the increase in bad debts as a percentage of net revenue from 2.8% to 3.4% in fiscal 2004 and 2005, respectively. The bad debt percentage increased due to maturing accounts receivable and the faster write-off of slower-paying receivables to collection agencies to expedite cash receipts and accounts receivable turnover.

o      LOSS ON DISPOSAL OF EQUIPMENT, NET

       The $0.7 million increase in losses on disposal of equipment is primarily due to the trade-in and upgrade of an MRI at our Tarzana Advanced facility that was initiated to improve the existing equipment increasing throughput and patient volume at the site.

       INTEREST EXPENSE

       Interest expense for fiscal 2005 increased approximately $0.2 million, or 1.2%, from the same period in fiscal 2004. Interest expense is primarily from our outstanding notes payable and capital lease obligations, subordinated bond debentures, related party payables and our outstanding line of credit.

       OTHER INCOME

       In fiscal 2004 and 2005, we earned other income of $0.2 million and $0.9 million, respectively, principally comprised of sublease income, medical record copying income, deferred rent income, other income related to certain write-offs of liabilities and business interruption and insurance refunds. During fiscal 2005, we had gains on the settlement of debt of approximately $0.7 million.

       OTHER EXPENSE

       In fiscal 2004 and 2005, we incurred other expense of $1.7 million and $0.3 million, respectively, principally comprised of write-offs of miscellaneous receivables and other assets, losses on disposal of equipment, forgiveness of notes, losses on the sale or disposal of assets, and costs related to bond offerings and debt restructures. During fiscal 2004, we incurred approximately $1.6 million of legal and professional service costs related to our earlier attempts to solidify financing and the related bond offering that was not completed.

       INCOME TAX EXPENSE

       In fiscal 2004, we increased the valuation allowance for the net deferred tax asset by $5.2 million due to our recurring losses from continuing operations over the prior three fiscal years. In fiscal 2005, the valuation allowance was fully reserved.

       MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

       Minority interest in earnings of subsidiaries represents the minority investors' 25% share of the income from the Burbank Advanced Imaging Center LLC and 25% share of the Rancho Bernardo Advanced LLC for the period. Both center's residual interests were purchased by us in September and July 2004, respectively. We now own 100% of all our locations and our minority interest liabilities have been eliminated. Minority interest expense was $351,000 in fiscal 2004.

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

       The following table sets forth our operating expenses for fiscal 2003 and 2004 (dollars in thousands):

                                                          Year Ended October 31,
                                                          ----------------------
                                                            2003          2004
                                                          --------      --------
    Salaries and professional reading fees                $ 62,454      $ 64,932
    Building and equipment rental                            9,375         7,804
    General administrative expenses                         34,249        33,092
                                                          --------      --------

          Total operating expenses                         106,078       105,828

    Depreciation and amortization                           16,874        17,762
    Provision for bad debt                                   4,944         3,911


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

                                                  2004 Quarter Ended                             2005 Quarter Ended
                                   ---------------------------------------------   --------------------------------------------
                                     Jan 31      Apr 30    Jul 31(1)   Oct 31(2)    Jan 31      Apr 30      Jul 31     Oct 31
                                     ------      ------    ---------   ---------    ------      ------      ------     ------
                                                                   (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
    Net revenue                    $ 34,047    $ 35,853    $ 33,900    $ 33,477    $ 34,110    $ 35,190    $ 36,178    $ 40,094

    Operating expenses               31,086      32,774      32,820      30,821      32,097      32,059      31,979      35,603

    Total other expense               4,265       4,965       5,363       4,173       4,211       3,727       4,236       4,796

    Income tax expense                   --          --          --       5,235          --          --          --          --

    Net income (loss)                (1,305)     (1,897)     (4,517)     (6,857)     (2,198)       (596)        (37)       (304)

    Basic earnings per share:
      Basic net loss per share         (.03)       (.05)       (.11)       (.16)       (.05)       (.02)         --        (.01)

    Diluted earnings per share:
      Diluted net loss per share       (.03)       (.03)       (.11)       (.16)       (.05)       (.02)         --        (.01)
________________

1 Includes costs related to some of our earlier attempts to solidify financing and the related bond offering that was not completed including
       $660,000 in professional and legal fees and $555,000 in interest expense.
2 Includes $5.2 million of expense for the increase in the valuation allowance for the net deferred tax asset.

RELATED PARTY TRANSACTIONS

       We describe certain transactions between us and certain related parties under "Certain Relationships and Related Transactions" below.

RECENT ACCOUNTING PRONOUNCEMENTS

       SHARE-BASED PAYMENT

       In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" which was amended effective April 2005. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply Statement 123R as of the first annual reporting period starting after June 15, 2005, which is our first quarter beginning November 1, 2005. We routinely use share-based payment arrangements as compensation for our employees. During fiscal 2003, 2004 and 2005, had this rule been in effect, we would have recorded the non-cash expense of $82,000, $379,000 and $341,000, respectively.

       DETERMINING AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS

       In June 2005, the EITF issued EITF Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-06"). EITF 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provision of EITF 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The adoption of EITF 05-06 during the three months ended October 31, 2005 did not have a material affect on the Company's consolidated financial statements.

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

       The fees charged for the diagnostic imaging services performed at our facilities are paid by insurance companies, Medicare and Medi-Cal, workers compensation, private and other payors. Any change in the rates of or conditions for reimbursement from these sources of payment could substantially reduce the amounts reimbursed to us or to our contracted radiology practices for services provided, which could have an adverse effect on our net revenue. For example, recent legislative changes in California's workers compensation rules had a negative impact on reimbursement rates for diagnostic imaging services, although because we derive only a small portion of our net revenue from workers compensation, we did not experience a significant impact.

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

       Except for our management agreement with BRMG, most of the agreements we, or BRMG, have with contracted radiology practices typically have terms of one year, which automatically renew unless either party delivers a non-renewal notice to the other within a prescribed period. Most of these agreements may be terminated by either party under some conditions, including, with respect to some of those agreements, the right of either party to terminate the agreement without cause upon 30 to 120 days notice. For example, in October 2003, our management agreement with Tower Imaging Medical Group, Inc. was terminated as the result of the settlement of litigation between Tower and us. The termination or material modification of any of the agreements we, or BRMG, have with the radiologists that provide professional medical services at our facilities could reduce our revenue, at least in the short term.

       IF OUR CONTRACTED RADIOLOGY PRACTICES, INCLUDING BRMG, LOSE A SIGNIFICANT NUMBER OF THEIR RADIOLOGISTS, OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED.

       Recently, there has been a shortage of qualified radiologists in some of the regional markets we serve. In addition, competition in recruiting radiologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists. If a significant number of radiologists terminate their relationships with our contracted radiology practices and those radiology practices cannot recruit sufficient qualified radiologists to fulfill their obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging facilities and our financial results could be adversely affected. For example, in fiscal 2002, due to a shortage of qualified radiologists in the marketplace, BRMG experienced difficulty in hiring and retaining physicians and thus engaged independent contractors and part-time fill-in physicians. Their cost was double the salary of a regular BRMG full-time physician. Increased expenses to BRMG will impact our financial results because the management fee we receive from BRMG, which is based on a percentage of BRMG's collections, is adjusted annually to take into account the expenses of BRMG. Neither we, nor our contracted radiology practices, maintain insurance on the lives of any affiliated physicians.

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

       o Obtain regulatory approvals where necessary and comply with licensing and certification requirements applicable to our diagnostic imaging facilities, the contracted radiology practices and the physicians associated with the contracted radiology practices;
       o Recruit a sufficient number of qualified radiology technologists and other non-medical personnel;
       o      Expand our infrastructure and management; and
       o Compete for opportunities. We may not be able to compete effectively for the acquisition of diagnostic imaging facilities. Our competitors may have more established operating histories and greater resources than we do. Competition also may make any acquisitions more expensive.

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

       TECHNOLOGICAL CHANGE IN OUR INDUSTRY COULD REDUCE THE DEMAND FOR OUR SERVICES AND REQUIRE US TO INCUR SIGNIFICANT COSTS TO UPGRADE OUR EQUIPMENT.

       The development of new technologies or refinements of existing modalities may require us to upgrade and enhance our existing equipment before we may otherwise intend. Many companies currently manufacture diagnostic imaging equipment. Competition among manufacturers for a greater share of the diagnostic imaging equipment market may result in technological advances in the speed and imaging capacity of new equipment. This may accelerate the obsolescence of our equipment, and we may not have the financial ability to acquire the new or improved equipment. In that event, we may be unable to deliver our services in the efficient and effective manner that payors, physicians and patients expect and thus our revenue could substantially decrease. During fiscal 2005, we traded-in and upgraded our existing MRI at Tarzana Advanced to increase throughput and patient volume and compete in the marketplace. We incurred a loss on disposal of equipment of approximately $696,000 for the upgrade.

       WE HAVE EXPERIENCED OPERATING LOSSES AND WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO IMPROVE OUR FINANCIAL PERFORMANCE, WE MAY BE UNABLE TO PAY OUR OBLIGATIONS.

       We have incurred net losses of $14.6 million and $3.1 million during the years ended October 31, 2004 and 2005, respectively, and at October 31, 2005 we had an accumulated stockholders' deficit of $70.6 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

       CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

       For fiscal 2005, we derived approximately 26% of our net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

     We, and BRMG, rely on this system to perform functions critical to our and its ability to operate, including patient scheduling, billing, collections, image storage and image transmission. Accordingly, an extended interruption in the system's function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

       OUR ACTUAL FINANCIAL RESULTS MAY VARY SIGNIFICANTLY FROM THE PROJECTIONS WE FILED WITH THE BANKRUPTCY COURT.

       In connection with our "pre-packaged" Chapter 11 plan of reorganization that was confirmed by the Bankruptcy Court on October 20, 2003, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the plan of reorganization and our ability to continue operations upon our emergence from bankruptcy. As indicated in the disclosure statement with respect to the plan of reorganization and the exhibits thereto, the projected financial information and various estimates of value discussed therein should not be regarded as representations or warranties by us or any other person as to the accuracy of that information or that those projections or valuations will be realized. We, and our advisors, prepared the information in the disclosure statement, including the projected financial information and estimates of value. This information was not audited or reviewed by our independent accountants. The significant assumptions used in preparation of the information and estimates of value were included as an exhibit to the disclosure statement.

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

       Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medi-Cal programs. For the year ended October 31, 2005, approximately 18% of our net revenue came from the Medicare and Medi-Cal programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Stockholders and Board of Directors of Primedex Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Primedex Health Systems, Inc. and affiliates as of October 31, 2004 and 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended October 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Primedex Health Systems, Inc. and affiliates as of October 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.




/s/ MOSS ADAMS LLP

Los Angeles, California
February 13, 2006


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31,                                                  2004             2005
-----------                                              -------------    -------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                          $       1,000    $       2,000
      Accounts receivable, net                              20,029,000       22,319,000
      Unbilled receivables and other receivables               966,000          476,000
      Other                                                  1,858,000        1,799,000
                                                         -------------    -------------
      Total current assets                                  22,854,000       24,596,000
                                                         -------------    -------------

PROPERTY AND EQUIPMENT, NET                                 77,333,000       68,107,000
                                                         -------------    -------------
OTHER ASSETS
      Accounts receivable, net                               1,868,000        1,267,000
      Goodwill                                              23,099,000       23,099,000
      Trade name and other                                   2,297,000        4,164,000
                                                         -------------    -------------
         Total other assets                                 27,264,000       28,530,000
                                                         -------------    -------------
         Total assets                                    $ 127,451,000    $ 121,233,000
                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Cash disbursements in transit                      $   2,536,000    $   3,425,000
      Line of credit                                        14,011,000       13,341,000
      Accounts payable and accrued expenses                 22,852,000       22,469,000
      Short-term notes expected to be refinanced:
        Notes payable                                               --       69,066,000
        Obligations under capital lease                             --       56,927,000
      Notes payable                                          6,785,000        1,101,000
      Obligations under capital lease                        8,842,000        1,697,000
                                                         -------------    -------------
       Total current liabilities                            55,026,000      168,026,000
                                                         -------------    -------------
LONG-TERM LIABILITIES

      Subordinated debentures payable                       16,147,000       16,147,000
      Notes payable to related party                         2,119,000        3,533,000
      Notes payable, net of current portion                 62,828,000               --
      Obligations under capital lease, net of
        current portion                                     58,557,000        4,129,000
      Accrued expenses                                         329,000           31,000
                                                         -------------    -------------
       Total long-term liabilities                         139,980,000       23,840,000
                                                         -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT                                      (67,555,000)     (70,633,000)
                                                         -------------    -------------
      Total liabilities and stockholders' deficit        $ 127,451,000    $ 121,233,000
                                                         =============    =============






PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED OCTOBER 31,                                    2003             2004              2005
-----------------------                                -------------    -------------    -------------

NET REVENUE                                            $ 140,259,000    $ 137,277,000    $ 145,573,000
OPERATING EXPENSES
  Operating expenses                                     106,078,000      105,828,000      109,012,000
  Depreciation and amortization                           16,874,000       17,762,000       17,101,000
  Provision for bad debts                                  4,944,000        3,911,000        4,929,000
  Loss on disposal of equipment, net                              --               --          696,000
                                                       -------------    -------------    -------------
     Total operating expenses                            127,896,000      127,501,000      131,738,000
                                                       -------------    -------------    -------------
INCOME FROM OPERATIONS                                    12,363,000        9,776,000       13,835,000
OTHER EXPENSE (INCOME)
  Interest expense                                        17,948,000       17,285,000       17,493,000
  Other income                                              (556,000)        (176,000)        (872,000)
  Other expense                                              334,000        1,657,000          349,000
                                                       -------------    -------------    -------------
       Total other expense                                17,726,000       18,766,000       16,970,000
                                                       -------------    -------------    -------------
LOSS BEFORE INCOME TAXES, MINORITY
  INTEREST AND DISCONTINUED OPERATION                     (5,363,000)      (8,990,000)      (3,135,000)
INCOME TAX EXPENSE                                                --       (5,235,000)              --
                                                       -------------    -------------    -------------
LOSS BEFORE MINORITY INTEREST AND
  DISCONTINUED OPERATION                                  (5,363,000)     (14,225,000)      (3,135,000)
MINORITY INTEREST IN EARNINGS (LOSS) OF SUBSIDIARIES         101,000          351,000               --
                                                       -------------    -------------    -------------
LOSS FROM CONTINUING OPERATIONS                           (5,464,000)     (14,576,000)      (3,135,000)
DISCONTINUED OPERATION:
  Income from operation of Westchester Imaging Group         255,000               --               --
  Gain on sale of discontinued operation                   2,942,000               --               --
                                                       -------------    -------------    -------------
INCOME FROM DISCONTINUED OPERATION                         3,197,000               --               --

NET LOSS                                               $  (2,267,000)   $ (14,576,000)   $  (3,135,000)
                                                       =============    =============    =============
BASIC EARNINGS PER SHARE
  Loss from continuing operations                      $       (0.13)   $       (0.35)   $       (0.08)
  Income from discontinued operation                            0.08               --               --
                                                       -------------    -------------    -------------
BASIC NET LOSS PER SHARE                               $       (0.05)   $       (0.35)   $       (0.08)
                                                       =============    =============    =============
DILUTED EARNINGS PER SHARE
  Loss from continuing operations                      $       (0.13)   $       (0.35)   $       (0.08)
  Income from discontinued operation                            0.08               --               --
                                                       -------------    -------------    -------------
DILUTED NET LOSS PER SHARE                             $       (0.05)   $       (0.35)   $       (0.08)
                                                       =============    =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                   41,090,768       41,106,813       41,207,909
                                                       =============    =============    =============
  Diluted                                                 41,090,768       41,106,813       41,207,909
                                                       =============    =============    =============






PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED OCTOBER 31, 2003, 2004 AND 2005



                                  COMMON STOCK, $.01 PAR
                                 VALUE, 100,000,000 SHARES
                                         AUTHORIZED                       TREASURY STOCK, AT COST                        TOTAL
                                -------------------------     PAID-IN     ------------------------    ACCUMULATED    STOCKHOLDERS'
                                   SHARES        AMOUNT       CAPITAL       SHARES        AMOUNT        DEFICIT         DEFICIT
                                -------------  ----------  -------------  -----------   ----------   -------------   -------------
BALANCE - OCTOBER 31, 2002         42,830,734     429,000    100,328,000   (1,825,000)    (695,000)   (150,983,000)    (50,921,000)
Issuance of common stock               95,000       1,000         27,000           --           --              --          28,000
Conversion of bond debentures           6,079          --         73,000           --           --              --          73,000
Net loss                                   --          --             --           --           --      (2,267,000)     (2,267,000)
                                -------------  ----------  -------------  -----------   ----------   -------------   -------------

BALANCE - OCTOBER 31, 2003         42,931,813     430,000    100,428,000   (1,825,000)    (695,000)   (153,250,000)    (53,087,000)
Issuance of warrant                        --          --        108,000           --           --              --         108,000
Net loss                                   --          --             --           --           --     (14,576,000)    (14,576,000)
                                -------------  ----------  -------------  -----------   ----------   -------------   -------------

BALANCE - OCTOBER 31, 2004         42,931,813     430,000    100,536,000   (1,825,000)    (695,000)   (167,826,000)    (67,555,000)
Issuance of common stock              300,000       3,000         54,000           --           --              --          57,000
Net loss                                   --          --             --           --           --      (3,135,000)     (3,135,000)
                                -------------  ----------  -------------  -----------   ----------   -------------   -------------

BALANCE - OCTOBER 31, 2005         43,231,813  $  433,000  $ 100,590,000   (1,825,000)  $ (695,000)  $(170,961,000)  $ (70,633,000)
                                =============  ==========  =============  ===========   ==========   =============   =============






PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED OCTOBER 31,                                               2003            2004            2005
-----------------------                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $ (2,267,000)   $(14,576,000)   $ (3,135,000)
  Adjustments to reconcile net loss to net cash from
    operating activities:
     Depreciation and amortization - continuing operations          16,874,000      17,762,000      17,101,000
     Depreciation and amortization - discontinued operations            63,000              --              --
     Provision for bad debts                                         4,944,000       3,911,000       4,929,000
     Deferred income tax expense                                            --       5,235,000              --
     Gain on write-downs and settlement of obligations                  (8,000)        (34,000)       (430,000)
     Loss (gain) on sale of assets and operating sites              (2,841,000)         27,000         696,000
     Imputed and accrued interest expense                            1,497,000       6,565,000       1,248,000
     Minority interest in earnings of continuing subsidiaries          101,000         351,000              --
     Minority interest in earnings of discontinued subsidiaries        255,000              --              --
     Changes in assets and liabilities:
       Accounts receivable                                            (629,000)      1,696,000      (6,617,000)
       Unbilled receivables                                          1,271,000        (786,000)        490,000
       Other assets                                                   (475,000)       (286,000)     (2,572,000)
       Accounts payable and accrued expenses                         3,217,000      (2,811,000)       (570,000)
                                                                  ------------    ------------    ------------

       Net cash provided by operating activities                    22,002,000      17,054,000      11,140,000
                                                                  ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of imaging centers                                            --         (35,000)             --
  Purchase of property and equipment                                (3,069,000)     (3,774,000)     (4,063,000)
  Proceeds from sale of divisions, centers, and equipment            1,367,000              --          65,000
                                                                  ------------    ------------    ------------
       Net cash used by investing activities                        (1,702,000)     (3,809,000)     (3,998,000)
                                                                  ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                                     (1,731,000)       (317,000)        889,000
  Principal payments on notes and leases payable                   (25,694,000)    (13,247,000)    (14,146,000)
  Proceeds from short and long-term borrowings                       7,394,000       1,000,000       4,746,000
  Proceeds from borrowings from related parties                             --              --       1,370,000
  Purchase of subordinated debentures                                   (3,000)        (60,000)             --
  Proceeds from issuance of common stock                                28,000              --              --
  Joint venture distributions                                         (300,000)       (650,000)             --
                                                                  ------------    ------------    ------------
       Net cash used by financing activities                       (20,306,000)    (13,274,000)     (7,141,000)
                                                                  ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                         (6,000)        (29,000)          1,000
CASH, beginning of year                                                 36,000          30,000           1,000
                                                                  ------------    ------------    ------------
CASH, end of year                                                 $     30,000    $      1,000    $      2,000
                                                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for interest                          $ 16,379,000    $ 10,686,000    $ 16,073,000
                                                                  ============    ============    ============


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2003, 2004 AND 2005

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

      We entered into capital leases or financed equipment through notes payable for approximately $8,362,000, $9,351,000 and $4,781,000 for the years ended October 31, 2003, 2004 and 2005, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

       We had a working capital deficit of $143.4 million at October 31, 2005 and had losses from continuing operations of $14.6 million and $3.1 million during fiscal 2004 and 2005, respectively. The loss in fiscal 2004 includes a $5.2 million expense resulting from the increase in the valuation allowance for deferred income taxes. We also had a stockholders' deficit of $70.6 million at October 31, 2005.

       The working capital deficit increased in fiscal 2005 due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities that are expected to be refinanced. We are subject to financial covenants under our current debt agreements. We believe that we may be unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt has been classified as a current liability. We expect to refinance these obligations presented as current liablilities in the second quarter of fiscal 2006. On January 31, 2006, we executed a commitment letter with an institutional lender to which such lender provided us with a commitment, subject to final documentation and legal due diligence, for a $160 million senior secured credit facility to be used to refinance all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and $6.1 million of capital lease obligations). The commitment provides for a $15 million five-year revolving credit facility, an $85 million term loan due in five years and $60 million second lien term loan due in six years. The loans are subject to acceleration on February 28, 2008, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. The loans are essentially payable interest only monthly at varying rates that are yet to be finalized but will be based upon market conditions. Finalization of the credit facility is subject to customary conditions, including legal due diligence and final documentation that is scheduled for completion on or about March 7, 2006.

       We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations are insufficient to fund all of these capital requirements, we depend on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with Bridge Healthcare Finance LLC. Even though the line of credit matures in 2008, we classify the line of credit as a current liability primarily because it is collateralized by accounts receivable and the eligible borrowing base is classified as a current asset. We finance the acquisition of equipment mainly through capital and operating leases.

       During fiscal 2004 and 2005, we took the actions described below to continue to fund our obligations.

       BRMG and Wells Fargo Foothill were parties to a credit facility under which BRMG could borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable excluded those accounts older than 150 days from invoice date and were net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they could advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan had interest only payments through February 28, 2005 with the first quarterly principal payments due on April 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

       Under the $20,000,000 revolving loan, an overadvance subline was available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until June 30, 2005. From July 1 to September 30, 2005, the overadvance subline was available not to exceed $1,500,000, or one month of the average capitation receipts for the prior six months. Beginning October 1, 2005, the maximum overadvance could not exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we were entitled to request that Wells Fargo Foothill issue guarantees of payment in an aggregate amount not to exceed $5,000,000 at any one time outstanding.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS - CONTINUED

       Advances outstanding under the revolving loan bore interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bore interest at the base rate plus 4.75%. Letter of credit fees bore interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as it prime rate. The line was collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

       Effective September 14, 2005, we established a new $20 million working capital revolving credit facility with Bridge Healthcare Finance, or Bridge, a specialty lender in the healthcare industry. Upon the establishment of this credit facility, we borrowed $15.5 million that was used to pay off the entire balance of our existing credit facility with Wells Fargo Foothill. Upon repayment, the existing credit facility with Wells Fargo Foothill was terminated. Additionally, Bridge provided us approximately $0.8 million in the form of a term loan, which we used to pay the balance of a term loan owed to Wells Fargo Foothill.

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

       Until November 2004, we had a line of credit with an affiliate of DVI Financial Services, Inc. ("DVI"), when we issued $4.0 million in principal amount of notes to Post Advisory Group, LLC ("Post"), a Los Angeles-based investment advisor, and Post purchased the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital. The new note payable has monthly interest only payments at 12% per annum until its maturity in July 2008.

       On December 19, 2003, we issued a $1.0 million convertible subordinated note payable to Galt Financial, Ltd., at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after January 1, 2006 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal. In November 2005, subsequent to year-end, the right to convert was waived and the warrant for the purchase of 500,000 shares of common stock was terminated in exchange for the issuance of a five-year warrant to purchase 300,000 shares of our common stock at a price of $0.50 per share, the public market price on the date the warrant, with the underlying note being extended to July 1, 2006.

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

       DVI's restructured note payable was six payments of interest only from July to December 2004 at 9%, 41 payments of principal and interest of $273,988, and a final balloon payment of $7.6 million on June 1, 2008 if and only if our subordinated bond debentures, then due, are not extended and paid in full. If the bond debenture payment is deferred, we would make monthly payments of $290,785 to DVI for the next 29 months. Effective November 30, 2004, Post acquired the DVI note payable and the debt was restructured. The new note payable has monthly interest only payments at 11% per annum until its maturity in June 2008. The assignment of the note payable to Post will not result in any actual total dollar savings to us over the term of the new obligation, but it will defer cash outlays of approximately $1.3 million per year until its maturity.

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

       To assist with our financial liquidity in June 2005, Howard G. Berger, M.D., our president, director and largest shareholder loaned us $1,370,000. Interest and principal payments to Dr. Berger will not be made until such time as our loans to Post Advisory Group (approximately $16.8 million at October 31,
2005) have been paid in full.

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

       The following table summarizes net revenue for the years ended October 31, 2003, 2004 and 2005:

                                    2003              2004              2005
                                ------------      ------------      ------------

Net patient service             $109,444,000      $103,271,000      $107,324,000
Capitation                        30,815,000        34,006,000        38,249,000
                                ------------      ------------      ------------
     Net revenue                $140,259,000      $137,277,000      $145,573,000
                                ============      ============      ============

       Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California. Receivables from government agencies made up approximately 15.0% and 17.0% of accounts receivable at October 31, 2004 and 2005, respectively.

       Accounts receivable as of October 31, 2005 are presented net of allowances of approximately $59,491,000, of which $56,296,000 is included in current and $3,195,000 is included in noncurrent. Accounts receivable as of October 31, 2004, are presented net of allowances of approximately $58,641,000, of which $53,639,000 is included in current and $5,002,000 is included in noncurrent.

       CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

       With respect to accounts receivable, we routinely assesses the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the years ended October 31, 2003, 2004 and 2005 were:

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                      Net Revenue
                                               ---------------------------
                                               2003       2004       2005
                                               ----       ----       ----
Capitation contracts                           22.0%      24.8%      26.3%
HMO/PPO/Managed care                           20.6%      21.3%      21.7%
Special group contract                         13.4%      12.3%       9.2%
Medicare                                       12.7%      13.6%      14.9%
Blue Cross/Shield/Champus                      12.0%      13.2%      14.6%
Commercial insurance                            8.1%       4.9%       4.2%
Workers compensation                            5.6%       3.8%       2.8%
Medi-Cal                                        2.3%       2.6%       2.9%
Other                                           3.3%       3.5%       3.4%

       Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

       CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, we consider all highly liquid investments purchased that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

       LOAN FEES - Costs of financing are deferred and amortized on a straight-line basis over the life of the respective loan.

       PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization and valuation impairment allowances. Depreciation and amortization of property and equipment are provided using the straight-line method over their estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the lower of lease term or their estimated useful lives, whichever is lower, which range from 3 to 20 years. Maintenance and repairs are charged to expenses as incurred.

       GOODWILL - Goodwill at October 31, 2005 totaled $23,099,000. Goodwill is recorded as a result of the acquisition of operating facilities. The operating facilities are grouped by territory into reporting units. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For each of the three year periods ended October 31, 2005, we recorded no impairment loss related to goodwill. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of these assets.

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

                                                                   Year Ended October 31,
                                                          2003             2004             2005
                                                     -------------    --------------    -------------
Net loss as reported                                 $  (2,267,000)   $  (14,576,000)   $  (3,135,000)

Deduct: Total stock-based employee compensation
  expense determined under fair value-based method         (82,000)         (379,000)        (341,000)
                                                     -------------    --------------    -------------
Pro forma net loss                                   $  (2,349,000)   $  (14,955,000)   $  (3,476,000)
                                                     =============    ==============    =============
Loss per share:
  Basic - as reported                                $       (0.05)   $        (0.35)   $       (0.08)
  Basic - pro forma                                  $       (0.06)   $        (0.36)   $       (0.08)
  Diluted - as reported                              $       (0.06)   $        (0.35)   $       (0.08)
  Diluted - pro forma                                $       (0.06)   $        (0.36)   $       (0.08)

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

                 Risk-free       Expected      Expected       Expected
October 31,    interest rate       life       volatility      dividends
-----------    -------------       ----       ----------      ---------

   2005            3.00%          5 years       216.32%          --
   2004            3.00%          5 years        99.22%          --
   2003            3.00%          5 years       121.88%          --


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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows:

                                                           Year Ended October 31,
                                                --------------------------------------------
                                                    2003            2004            2005
                                                ------------    ------------    ------------
Net loss from continuing operations             $ (5,464,000)   $(14,576,000)   $ (3,135,000)
Net income from discontinued operations            3,197,000              --              --
                                                ------------    ------------    ------------
Net loss for earnings per share computation     $ (2,267,000)   $(14,576,000)   $ (3,135,000)
                                                ============    ============    ============
BASIC EARNINGS (LOSS) PER SHARE

Weighted average number of common shares
  outstanding during the year                     41,090,768      41,106,813      41,207,909
                                                ============    ============    ============
Basic earnings (loss) per share:
Loss from continuing operations                 $      (0.13)   $      (0.35)   $      (0.08)
Income from discontinued operation              $       0.08    $         --    $         --
                                                ------------    ------------    ------------
Basic loss per share                            $      (0.05)   $      (0.35)   $      (0.08)
                                                ============    ============    ============
DILUTED EARNINGS (LOSS) PER SHARE

Weighted average number of common shares
  outstanding during the year                     41,090,768      41,106,813      41,207,909
Add additional shares issuable upon exercise
  of stock options and warrants                           --              --              --
                                                ------------    ------------    ------------
Weighted average number of common shares used
  in calculating diluted earnings per share       41,090,768      41,106,813      41,207,909
                                                ============    ============    ============
Diluted earnings (loss) per share:
Loss from continuing operations                 $      (0.13)   $      (0.35)   $      (0.08)
Income from discontinued operation              $       0.08    $         --    $         --
                                                ------------    ------------    ------------
Diluted loss per share                          $      (0.05)   $      (0.35)   $      (0.08)
                                                ============    ============    ============

       For the years ended October 31, 2003, 2004 and 2005, we excluded all options, warrants and convertible debentures in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       SHARE-BASED PAYMENT

       In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" which was amended effective April 2005. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We will be required to apply Statement 123R as of the first annual reporting period starting after June 15, 2005, which is our first quarter beginning November 1, 2005. We routinely use share-based payment arrangements as compensation for our employees. During fiscal 2003, 2004 and 2005, had this rule been in effect, we would have recorded the non-cash expense of $82,000, $379,000 and $341,000, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - CONTINUED

       DETERMINING AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS

       In June 2005, the EITF issued EITF Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-06"). EITF 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provision of EITF 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning July 1, 2005. The adoption of EITF 05-06 during the three months ended October 31, 2005 did not have a material affect on the Company's consolidated financial statements.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES

SALE OF JOINT VENTURE INTEREST - DISCONTINUED OPERATION

       Effective March 31, 2003, we sold our 50% share of Westchester Imaging Group, or Westchester, to our joint venture partner for $3.0 million. As part of the transaction, we acquired 100% of the accounts receivable generated through March 31, 2003 for $1.3 million and reimbursed Westchester $0.3 million, which represented 50% of the remaining liabilities, resulting in net cash proceeds of approximately $1.4 million. We recognized a gain on the transaction of approximately $2.9 million in fiscal 2003. Westchester's results from fiscal 2003 were as follows:

                                                       2003(1)
                                                    ----------
       Net revenue                                  $2,230,000
       Operating expenses                            1,703,000
       Net income                                      255,000
________________
(1) Represents operations through March 31, 2003

FACILITY OPENINGS

       In January 2004, we entered into a new building lease for approximately 3,963 square feet of space in Murrietta, California, near Temecula. The center opened in December 2004 and offers MRI, CT, PET, nuclear medicine and x-ray services. The equipment was financed by GE. During fiscal 2004, we had used existing lines of credit for the payment of approximately $840,000 in leasehold improvements for Murietta.

       In July 2003, we entered into a new building lease for approximately 3,533 square feet of space in Westlake, California, near Thousand Oaks. The center opened in March 2005 and offers MRI, mammography, ultrasound and x-ray services. During fiscal 2005, we used existing lines of credit for the payment of approximately $873,000 in leasehold improvements for the new facility.

       In December 2002, we opened an imaging center in Rancho Bernardo, California. Prior to its opening, in late November 2001, we entered into a new building lease arrangement for 9,557 square feet in Rancho Bernardo in anticipation of opening the new multi-modality imaging center. The center was 75%-owned by us and 25%-owned by two physicians who invested $250,000. Effective July 31, 2004, we purchased the 25% minority interest from the two physicians for $200,000 that consisted of an $80,000 down payment and monthly payments of $10,000 due from September 2004 to August 2005. All payments were made during fiscal 2005. There was no goodwill recorded in the transaction.

       In addition, during fiscal 2003, upon entering into new capitation arrangements, we opened two facilities adjacent to our Burbank and Santa Clarita facilities to provide X-ray services. In fiscal 2004, we opened an additional three satellite facilities servicing our Northridge, Rancho Cucamonga and Thousand Oaks centers.

       FACILITY CLOSURES

       In early fiscal 2004, we first downsized and later closed our San Diego facility. The center's location was no longer productive and business could be sent to our new facility in Rancho Bernardo. The equipment was moved to other locations and our leasehold improvements were written off. During the years ended October 31, 2003 and 2004, the center generated net revenue of $1,067,000 and $49,000, respectively. During the year ended October 31, 2004, the center incurred a net loss of $122,000, and during the year ended October 31, 2003, the center generated net income of $33,000.

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

       In addition, during fiscal 2003, we closed three satellite facilities servicing our Long Beach region and one satellite facility servicing our Riverside region.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES - CONTINUED

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

NOTE 4 - PROPERTY AND EQUIPMENT

       Property and equipment and accumulated depreciation and amortization as of October 31, 2004 and 2005 are:

                                                     2004              2005
                                                 -------------    -------------
Buildings                                        $     600,000    $     600,000
Medical equipment                                   22,069,000       21,956,000
Office equipment, furniture and fixtures             7,171,000        7,587,000
Leasehold improvements                              26,243,000       28,313,000
Equipment under capital lease                       93,289,000       96,438,000
                                                 -------------    -------------
                                                   149,372,000      154,894,000
Accumulated depreciation and amortization          (72,039,000)     (86,787,000)
                                                 -------------    -------------
                                                 $  77,333,000    $  68,107,000
                                                 =============    =============

       Depreciation and amortization expense on property and equipment for the years ended October 31, 2003, 2004 and 2005 was approximately $16,756,000, $17,494,000 and $16,866,000, respectively. Accumulated amortization for equipment under capital leases as of October 31, 2004 and 2005 was approximately $41,747,000 and $52,243,000, respectively. Amortization expense for equipment under capital leases for the years ended October 31 2003, 2004, and 2005 included above, was approximately, $10,507,000, $11,550,000, and $10,494,000, respectively.


NOTE 5 - GOODWILL

       Goodwill is recorded at cost of $29,144,000 less accumulated amortization of $6,045,000 for the years ended October 31, 2004 and 2005. Fully amortized goodwill at the Company's Tustin location, with both cost and accumulated amortization of $220,000, was written off in October 2004.

       Upon the adoption of SFAS No. 142, we discontinued amortization of goodwill effective November 1, 2001. Thus, for the three years ended October 31, 2003, 2004 and 2005, no adjustment to amortization expense is necessary when comparing net income and earnings per share.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                    2004               2005
                                                 ------------      ------------
      Accounts payable                           $  7,882,000      $  9,001,000
      Accrued expenses                              8,415,000         7,371,000
      Accrued payroll and vacation                  3,758,000         4,226,000
      Accrued professional fees                     1,045,000           693,000
      Accrued loss on legal judgments                 205,000                --
      Accrued patient service payable               1,876,000         1,209,000
                                                 ------------      ------------
                                                   23,181,000        22,500,000

Less long-term portion                               (329,000)          (31,000)
                                                 ------------      ------------
                                                 $ 22,852,000      $ 22,469,000
                                                 ============      ============

       Accrued professional fees consist of outside professional agreements, which are paid out of net cash collections. The long-term portion relates to the accounts receivable classified as long-term. Accrued patient service payable relates to one contract that prepays us for future diagnostic exams to be performed for which they receive a discount.

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES

       Notes payable, long-term debt, line of credit and capital lease obligations at October 31, 2004 and 2005 consist of the following:

                                                       2004            2005
                                                    ------------   ------------
Revolving lines of credit                           $ 14,011,000   $ 13,341,000

Notes payable at interest rates ranging from
  8.8% to 13.5%, due through 2009,
  collateralized by medical equipment                 72,320,000     71,940,000

Obligations under capital leases at interest
  rates ranging from 9.1% to 13.0%, due through
  2010, collateralized by medical and office
  equipment                                           67,399,000     62,753,000
                                                    ------------   ------------
                                                     153,730,000    148,034,000

Less: discount on notes payable                       (2,707,000)    (1,773,000)

Less: current portion                                (29,638,000)  (142,132,000)
                                                    ------------   ------------
                                                    $121,385,000   $  4,129,000
                                                    ============   ============

       The current portion of notes payable, long-term debt and capital lease obligations increased in fiscal 2005 due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities that are expected to be refinanced. We are subject to financial covenants under our current debt agreements. We believe that we may be unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt has been classified as a current liability. We expect to refinance these obligations presented as current liabilities in the second quarter of fiscal 2006. On January 31, 2006, we executed a commitment letter with an institutional lender to which such lender provided us with a commitment, subject to final documentation and legal due diligence, for a $160 million senior secured credit facility to be used to refinance all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and $6.1 million of capital lease obligations). The commitment provides for a $15 million five-year revolving credit facility, an $85 million term loan due in five years and $60 million second lien term loan due in six years. The loans are subject to acceleration on February 28, 2008, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. The loans are essentially payable interest only monthly at varying rates that are yet to be finalized but will be based upon market conditions. Finalization of the credit facility is subject to customary conditions, including legal due diligence and final documentation that is scheduled for completion on or about March 7, 2006.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES (CONTINUED)

       BRMG and Wells Fargo Foothill were parties to a credit facility under which BRMG could borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable excluded those accounts older than 150 days from invoice date and were net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they could advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan had interest only payments through February 28, 2005 with the first quarterly principal payments due on April 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

       Under the $20,000,000 revolving loan, an overadvance subline was available not to exceed $2,000,000, or one month of the average capitation receipts for the prior six months, until June 30, 2005. From July 1 to September 30, 2005, the overadvance subline was available not to exceed $1,500,000, or one month of the average capitation receipts for the prior six months. Beginning October 1, 2005, the maximum overadvance could not exceed the lesser of $1,000,000 or one month of the average capitation receipts for the prior six months. Also under the revolving loan, we were entitled to request that Wells Fargo Foothill issue guarantees of payment in an aggregate amount not to exceed $5,000,000 at any one time outstanding.

       Advances outstanding under the revolving loan bore interest at the base rate plus 1.5%, or the LIBOR rate plus 3.0%. Advances under the overadvance subline and term loan bore interest at the base rate plus 4.75%. Letter of credit fees bore interest of 3.0% per annum times the undrawn amount of all outstanding lines of credit. The base rate refers to the rate of interest announced within Wells Fargo Bank at its principal office in San Francisco as it prime rate. The line was collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios as well as limitations on annual capital expenditures.

       Effective September 14, 2005, we established a new $20 million working capital revolving credit facility with Bridge Healthcare Finance, or Bridge, a specialty lender in the healthcare industry. Upon the establishment of this credit facility, we borrowed $15.5 million that was used to pay off the entire balance of our existing credit facility with Wells Fargo Foothill. Upon repayment, the existing credit facility with Wells Fargo Foothill was terminated. Additionally, Bridge provided us approximately $0.8 million in the form of a term loan, which we used to pay the balance of a term loan owed to Wells Fargo Foothill.

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

       The revolving credit facility is collateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios. The term loan is collateralized by specific imaging equipment used by us at certain of our locations. As part of the Bridge financing, our financial covenants were revised with our creditors, including GE, US Bank and Post Advisory Group.

       We also had a line of credit with an affiliate of DVI. At October 31,2004, we had $3.4 million outstanding under this line. Interest on the outstanding balance was payable monthly at our lender's prime rate plus 1.0%. Future borrowings under this line of credit were no longer available and the balance was being paid down by collections on historical accounts receivable and variable monthly installment payments in the future. Effective November 30, 2004, we issued $4.0 million in principal amount of notes to Post Advisory Group, LLC ("Post"), a Los Angeles-based investment advisor, and Post purchased the DVI affiliate's line of credit facility with the residual funds utilized by us as working capital.

       Bridge's prime rate on October 31, 2005 was 6.75%. As of October 31, 2005 the total funds available for borrowing under the line was approximately $4.6 million. For fiscal 2004 and 2005, the weighted average interest rates on short-term borrowings were 7.1% and 8.6%, respectively.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES (CONTINUED)

       Annual principal maturities of notes payable and long-term obligations exclusive of capital leases for future years ending October 31 are:

                             Principal due at     Discount on            Net
                                Maturity         Notes Payable        Principal
                                --------         -------------        ---------

2006                           $71,941,000        $ 1,774,000        $70,167,000
Thereafter                              --                 --                 --
                               -----------        -----------        -----------
                               $71,941,000        $ 1,774,000        $70,167,000
                               ===========        ===========        ===========

       We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for future years ending October 31 are:

      2006                                                         $ 69,288,000
      2007                                                            1,713,000
      2008                                                            1,429,000
      2009                                                            1,353,000
      2010                                                              227,000
      Thereafter                                                             --
                                                                   ------------
      Total minimum payments                                         74,010,000

      Amount representing interest                                  (11,257,000)
                                                                   ------------
      Present value of net minimum lease payments                    62,753,000

      Current portion                                               (58,624,000)
                                                                   ------------
      Long-term portion                                            $  4,129,000
                                                                   ============

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

       Amortization expense of the offering costs for the years ended October 31, 2003, 2004 and 2005 was $110,000, $-0- and $-0-, respectively. Interest expense for the years ended October 31, 2003, 2004 and 2005 was approximately $1,708,000, $1,862,000 and $1,857,000, respectively. Bondholders converted $73,000 face value of debentures into 6,079 shares of common stock in July 2003. There were no conversions during the years ended October 31, 2004 and 2005. During the years ended October 31, 2003, 2004 and 2005, we repurchased debentures with face amounts of $3,000, $68,000 and $-0-, for $3,000, $60,000 and $-0-, respectively, resulting in gains on early extinguishments of $-0-, $8,000 and $-0-, respectively.

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

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

       Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards. We did not incur any federal or state income taxes in 2003, 2004 or 2005.

       Reconciliation between the effective tax rate and the statutory tax rates for the years ended October 31, 2003, 2004 and 2005 are as follows:

                                                      2003      2004      2005
                                                      ----      ----      ----
Federal tax                                          (34.0)%   (34.0)%   (34.0)%
State franchise tax, net of federal benefit           (5.8)      2.2      (5.8)
Change in valuation allowance                         39.8      90.0      39.8
                                                    -------   -------   -------
      Income tax expense                                --%     58.2%       --%
                                                    =======   =======   =======

       At October 31, 2004 and 2005, our deferred tax assets and liabilities were comprised of the following items:

                                                       2004             2005
                                                   ------------    ------------
DEFERRED TAX ASSETS AND LIABILITIES, noncurrent
  Fixed and intangible assets                      $(10,435,000)   $(10,726,000)
  Other                                                 632,000         794,000
  Net operating loss carryforwards                   57,259,000      57,239,000
                                                   ------------    ------------
                                                     47,456,000      47,307,000
  Valuation allowance                               (47,456,000)    (47,307,000)
                                                   ------------    ------------
                                                   $         --    $         --
                                                   ============    ============

       As of October 31, 2005, we had federal and state net operating loss carryforwards of approximately $161,319,000 and $41,224,000, respectively, which expire at various intervals from the years 2006 to 2025. As of October 31, 2005, $4,100,000 of federal net operating loss carryforwards expired unused. As of October 31, 2005, $18,046,000 of our federal net operating loss carryforwards acquired during 1998 in connection with the acquisition of Diagnostic Imaging Services, Inc. were subject to limitations related to their utilization under
Section 382 of the Internal Revenue Code, however, the annual limitation amount has not been determined. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

       For the next five years, and thereafter, federal net operating loss carryforwards expire as follows:

                                                    Total Net
                                                 Operating Loss    Subject to
Year Ended                                        Carryforward     Limitation
----------                                        ------------    ------------

2006                                              $  3,439,000   $   3,439,000
2007                                                 1,226,000       1,226,000
2008                                                22,533,000       2,295,000
2009                                                16,421,000       2,513,000
2010                                                18,563,000       5,337,000
Thereafter                                          99,137,000       3,236,000
                                                  ------------    ------------
                                                  $161,319,000    $ 18,046,000
                                                  ============    ============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

PREFERRED STOCK

       We have authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.01 per share. There were no preferred shares issued or outstanding at October 31, 2003, 2004 or 2005. Shares may be issued in one or more series. During the year ended October 31, 2001, we issued 5,542,018 preferred shares in settlement of certain debt obligations and subsequently retired the stock by restructuring existing notes payable and combining the preferred stock balance due of approximately $5,542,000 plus accrued interest of approximately $235,000. In conjunction with this refinancing, we issued five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share.

STOCK OPTION INCENTIVE PLANS

       We have two long-term incentive stock option plans. The 1992 plan has not issued options since the inception of the new 2000 plan. The 2000 plan reserves 2,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, we have issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and have also issued stock under the plan. Employee stock options generally vest over three years and expire five to ten years from date of grant. As of October 31, 2005, approximately 637,000, or 93%, of the outstanding stock options are fully vested.

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

       The following table summarizes the activity for each of the three years ended October 31, 2005:

                                       Outstanding Warrants           Outstanding Options
                                  ----------------------------   -----------------------------
                                                                                   Exercise
                                     Shares       Price Range        Number       Price Range
                                 -------------   -------------   -------------   -------------
Balance, October 31, 2002            7,462,135   $ 0.38 - 1.61       1,181,917   $ 0.40 - 1.67
  Granted                              750,000     0.19 - 0.41              --         ---
  Exercised                                 --         ---             (95,000)        0.30
  Canceled or expired                 (130,000)    0.75 - 0.79         (28,000)    0.46 - 1.67
                                 -------------   -------------   -------------   -------------
Balance, October 31, 2003            8,082,135   $ 0.19 - 1.61       1,058,917   $ 0.40 - 1.67
  Granted                            4,325,000     0.30 - 0.70         150,000         0.46
  Exercised                                 --         ---                  --         ---
  Canceled or expired                 (402,365)    0.41 - 0.80          (7,500)    0.46 - 1.67
                                 -------------   -------------   -------------   -------------
Balance, October 31, 2004           12,004,770   $ 0.19 - 1.61       1,201,417   $ 0.40 - 1.67
  Granted                              900,000     0.30 - 0.40              --         ---
  Exercised                           (300,000)       0.19                  --         ---
  Canceled or expired                 (600,000)    0.35 - 0.70        (514,250)    0.40 - 1.67
                                 -------------   -------------   -------------   -------------
Balance, October 31, 2005           12,004,770   $ 0.30 - 1.61         687,167   $ 0.40 - 1.67
                                 =============   =============   =============   =============

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS (CONTINUED)

       Options under the plans are issued at the fair market value of the common stock on the date issued. The following summarizes information about employee stock options and warrants outstanding at October 31, 2005:

                                                           Outstanding Options
                                         --------------------------------------------------------
                                                             Weighted average
Range of                                     Number              remaining        Weighted average
exercise prices                           outstanding        contractual life     exercise price
---------------                           -----------        ----------------     --------------
$ 0.40 - $ 0.75                             669,167             4.89 years         $  0.48
$ 0.76 - $ 1.70                              18,000             1.33 years         $  1.67
                                          ----------
                                            687,167             4.87 years         $  0.51
                                          ==========

                                                           Outstanding Warrants
                                         --------------------------------------------------------
                                                             Weighted average
Range of                                     Number              remaining        Weighted average
exercise prices                           outstanding        contractual life     exercise price
---------------                           -----------        ----------------     --------------

$ 0.30 - $ 0.75                            9,312,115           2.12 years          $  0.47
$ 0.76 - $ 1.70                            2,692,655           0.81 years          $  1.06
                                         -----------
                                          12,004,770           1.82 years          $  0.60
                                         ===========

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

       During the year ended October 31, 2003, one individual exercised his options to purchase 95,000 shares of common stock at $0.30 per share, or $28,500. During the year ended October 31, 2005, one individual exercised his options to purchase 300,000 shares of common stock at $0.19 per share, or $57,000.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company estimates the fair value of financial instruments as of October 31, follows:

                                                         2004                        2005
                                              -------------------------   -------------------------
                                                Carrying       Fair        Carrying        Fair
                                                 Amount        Value        Amount         Value
                                              -----------   -----------   -----------   -----------
Accounts receivable, current                  $20,029,000   $20,029,000   $22,319,000   $22,319,000
Accounts receivable, long term                  1,868,000     1,868,000     1,267,000     1,267,000
Debt maturing within one year                  20,796,000    20,796,000    83,508,000    83,508,000
Long-term debt                                 62,828,000    59,364,000            --            --
Notes payable to related parties, long-term     2,119,000     2,258,000     3,533,000     2,654,000
Subordinated debentures                        16,147,000    17,983,000    16,147,000    16,882,000

       In assessing the fair value of these financial instruments, we had used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, cash overdraft, accounts receivable and current and short-term debt, it was assumed that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. The fair value of the long-term amounts for notes payable to related parties and debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of the subordinated debentures is the estimated value of debentures available to repurchase at current market rates over the bond term including an estimated interest payment stream.

NOTE 12 - RELATED PARTY TRANSACTIONS

       The amount due to related parties at October 31, 2005 consisted of notes payable, with interest at 6.58%, due to an officer and employee of ours for the purchase of DIS common stock in 1996 of $940,000 and $61,000, respectively, and a note payable of $2,532,000, with interest at 6.58%, due to another officer of ours for loans made by him to us. During the year ended October 31, 2005, the note payable due the employee was reduced by $43,000 and applied to the purchase of his stock options exercised in the same period (see "Capital Transactions"). In addition, during the year ended October 31, 2005, an officer loaned the Company an additional $1,370,000 (included above).

       The amount due to related parties at October 31, 2004 consisted of notes payable, with interest at 6.58%, due to an officer and employee of ours for the purchase of DIS common stock in 1996 of $940,000 and $105,000, respectively, and a note payable of $1,074,000, with interest at 6.58%, due to another officer of ours for loans made by him to us.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

       LEASES - We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2029. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. The schedule below assumes we take advantage of all lease renewal options. Minimum annual payments under noncancellable operating leases for future years ending October 31 are as follows:

                                        Facilities     Equipment       Total
                                        -----------   -----------   -----------
2005                                    $ 7,672,000        25,000     7,697,000
2006                                      6,971,000         5,000     6,976,000
2007                                      6,928,000         5,000     6,933,000
2008                                      6,792,000         3,000     6,795,000
2009                                      6,834,000            --     6,834,000
Thereafter                               58,907,000            --    58,907,000
                                        -----------   -----------   -----------
                                        $94,104,000   $    38,000   $94,142,000

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

       Total rent expense, including equipment rentals, for the years ended October 31, 2003, 2004 and 2005 amounted to approximately $9,375,000, $7,804,000 and $7,919,000, respectively. Effective November 1, 2003, we converted operating leases with an affiliate of GE into capital leases by amending the lease agreements to include $1.00 buyouts. The total converted equipment cost and capitalized lease obligation is $6,206,000. Included in equipment rental expense for the year ended October 31, 2003 was GE rental expenses of approximately $1,765,000.

       Salaries and consulting agreements - We have a variety of arrangements for the payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements, including a percentage of revenue collected from 15.0% to 21.0%, fixed amounts per periods and combinations thereof.

       We also have employment agreements with officers, key employees and through BRMG, physicians, at annual compensation rates ranging from $50,000 to $390,000 and for periods extending up to five years through October 2010. Total commitments under the agreements are approximately $16,677,000 for fiscal 2006. The majority of the contracts are for one year.

       PURCHASE COMMITMENT

       On December 18, 2003, we entered into a three-year purchase agreement with an imaging film provider whereby we must purchase $7,500,000 of film at a rate of approximately $2,500,000 annually over the term of the agreement.

         EQUIPMENT SERVICE CONTRACT

       On March 1, 2000, we entered into an equipment maintenance service contract through October 2005, extended through October 2009, with GE Medical Systems to provide maintenance and repair on the majority of its medical equipment for a fee based upon a percentage of net revenues, subject to certain minimum aggregate net revenue requirements. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2005 annual service fee was the higher of 3.50% of our adjusted net revenue, or $4,970,000. The fiscal 2006 annual service rate will be the higher of 3.62% of our adjusted net revenue, or $5,393,800. For the fiscal years 2007, 2008 and 2009, the annual service fee will be the higher of 3.62% of our adjusted net revenue, or $5,430,000. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis. We have met or exceeded the minimum required revenue for each of the last three fiscal years. As of October 31, 2005, we owe GE Medical Systems $3,222,000 for past services under the arrangement since fiscal 2002. GE has made arrangements for interest-free payments that will continue to reduce this liability during fiscal 2006. The liability is classified as "Accounts Payable and Accrued Expenses-current" on the financial statements.

       LITIGATION

       In the ordinary course of business from time to time we become involved in certain legal proceedings, the majority of which are covered by insurance. Management is not aware of any pending material legal proceedings outside of the ordinary course of business.

NOTE 14 - EMPLOYEE BENEFIT PLAN

       We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by us. There was no expense for the years ended October 31, 2003, 2004 or 2005.

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - MALPRACTICE INSURANCE

       We and our affiliated physicians are insured by Fairway Physicians Insurance Company. Fairway provides claims-based malpractice insurance coverage that covers only asserted malpractice claims within policy limits. Management does not believe there are material uninsured malpractice costs at October 31, 2005.

       We recorded a $300,000 noncurrent asset for the cost basis of our investment in the common stock we hold in Fairway Physicians Insurance Company, the risk retention group that holds our malpractice policy.

NOTE 16 - SUBSEQUENT EVENTS

       On January 31, 2006, we executed a commitment letter with an institutional lender to which such lender provided us with a commitment, subject to final documentation and legal due diligence, for a $160 million senior secured credit facility to be used to refinance all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and $6.1 million of capital lease obligations). The commitment provides for a $15 million five-year revolving credit facility, an $85 million term loan due in five years and $60 million second lien term loan due in six years. The loans are subject to acceleration on February 28, 2008, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. The loans are essentially payable interest only monthly at varying rates that are yet to be finalized but will be based upon market conditions. Finalization of the credit facility is subject to customary conditions, including legal due diligence and final documentation that is scheduled for completion on or about March 7, 2006.

       On November 7, 2005, we issued to one of our key employees five-year options exercisable at a price of $0.50 per share, which was the public market closing price for our common stock on the transaction date, to purchase 15,000 shares of our common stock. The options become exercisable, or vest, in equal installments over three years with the first 5,000 options becoming exercisable on November 7, 2005.

       On December 19, 2003, we issued a $1.0 million convertible subordinated note payable to Galt Financial, Ltd., at a stated rate of 11% per annum with interest payable quarterly. The note payable is convertible at the holder's option anytime after January 1, 2006 at $0.50 per share. As additional consideration for the financing we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal. In November 2005, the right to convert was waived and the warrant for the purchase of 500,000 shares of common stock was terminated in exchange for the issuance of a five-year warrant to purchase 300,000 shares of our common stock at a price of $0.50 per share, the public market price on the date the warrant, with the underlying note being extended to July 1, 2006. We allocated an additional $0.1 million to the value of the new warrants.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE





To the Stockholders and Board of Directors of Primedex Health Systems, Inc.



Our report on the consolidated financial statements of Primedex Health Systems, Inc. and its affiliates, as of October 31, 2004 and 2005 and for each of the years in the three-year period ended October 31, 2005, is included on page F-1 of this Form 10-K. In connection with our audits of such consolidated financial statements, which were conducted for purposes of forming an opinion on the basic consolidated financial statements taken as a whole, we have also audited the related accompanying financial statements Schedule II -- Valuation and Qualifying Accounts for the years ended October 31, 2005, 2004, and 2003. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





/s/ Moss Adams LLP

Los Angeles, California
February 13, 2006


PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                                                     ---------
                                     Balance at                    Deductions
                                      Beginning    Charged Against    from         Balance at
                                       of Year        Income       Reserves (a)    End of Year
                                     ------------   ------------   ------------   ------------
Year ended October 31, 2005:
   Accounts receivable-contractual
     allowances-current              $ 52,961,000   $278,523,000   $276,115,000   $ 55,369,000
                                     ============   ============   ============   ============
   Accounts receivable-bad debt
     allowances-current              $    678,000   $  4,664,000   $  4,415,000   $    927,000
                                     ============   ============   ============   ============
   Accounts receivable-contractual
     allowances-noncurrent           $  4,939,000   $ 15,805,000   $ 17,602,000   $  3,142,000
                                     ============   ============   ============   ============
   Accounts receivable-bad debt
    allowances-noncurrent            $     63,000   $    265,000   $    275,000   $     53,000
                                     ============   ============   ============   ============
Year ended October 31, 2004:
   Accounts receivable-contractual
     allowances-current              $ 54,650,000   $279,414,000   $281,103,000   $ 52,961,000
                                     ============   ============   ============   ============
   Accounts receivable-bad debt
       allowances-current            $    955,000   $  3,577,000   $  3,854,000   $    678,000
                                     ============   ============   ============   ============
   Accounts receivable-contractual
     allowances-noncurrent           $  4,361,000   $ 26,056,000   $ 25,478,000   $  4,939,000
                                     ============   ============   ============   ============
   Accounts receivable-bad debt
     allowances-noncurrent           $     76,000   $    334,000   $    347,000   $     63,000
                                     ============   ============   ============   ============
Year ended October 31, 2003:
   Accounts receivable-contractual
     allowances-current              $ 53,158,000   $261,594,000   $260,102,000   $ 54,650,000
                                     ============   ============   ============   ============
   Accounts receivable-bad debt
     allowances-current              $  1,593,000   $  4,578,000   $  5,216,000   $    955,000
                                     ============   ============   ============   ============
   Accounts receivable-contractual
     allowances-noncurrent           $  4,271,000   $ 20,875,000   $ 20,785,000   $  4,361,000
                                     ============   ============   ============   ============
   Accounts receivable-bad debt
     allowances-noncurrent           $    128,000   $    366,000   $    418,000   $     76,000
                                     ============   ============   ============   ============

(a) Deductions include sales and divestitures

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

       Inapplicable.


ITEM 9A. CONTROLS AND PROCEDURES
-------- -----------------------

       As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal controls over financial reporting: We concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine accounting matters, such as the recording of cost based investments and debt transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with generally accepted accounting principles. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal controls over the accounting for non-routine transactions existed at October 31, 2005.

       We are in the process of remediating this weakness. Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions or the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. We believe we will substantially address the identified weakness through the change in the design of our internal controls, and subject to confirmation of the effectiveness of our implementation of these remediation measures, anticipate that the material weakness should be remediated prior to the end of fiscal 2006. We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during fiscal 2006 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements.

       The above identified material weakness in internal control was determined by management during our year-end audit to be a material change in our internal control over financial reporting during the quarter ended October 31, 2005.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information with respect to each of our directors and executive officers as of January 25, 2006:

                                                  Director or
Name                                        Age   Officer Since  Position
----                                        ---   -------------  --------
Howard G. Berger, M.D. (1)                   61      1992        President, Treasurer, Chief Executive Officer,
                                                                 and Director

Norman R. Hames                              49      1996        Vice President, Secretary, Chief Operating
                                                                 Officer and Director

John V. Crues, III, M.D.                     56      2000        Vice President and Director

David L. Swartz (2)                          61      2004        Director

Lawrence L. Levitt(2)                        62      2005        Director

Jeffrey L. Linden                            63      2001        Vice President and General Counsel

Mark D. Stolper                              34      2004        Chief Financial Officer
______________
(1)  Member of the Compensation Committee
(2)  Member of the Audit and Compensation Committee

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

       David L. Swartz is a C.P.A. with thirty-five years of experience providing accounting and advisory services to clients. Since 1993, Mr. Swartz has been the managing partner of Good, Swartz, Brown & Berns. Prior to this, Mr. Swartz served as managing partner and was on the national Board of Directors of a 50 office international accounting firm. Mr. Swartz is also a former CFO of a publicly held shopping center and development company.

       Lawrence L. Levitt is a C.P.A. and has since 1987 been the president and chief financial officer of Canyon Management Company, a company which manages a privately held investment fund. Mr. Levitt is also a director of River Downs Management Company, operator of a thoroughbred racetrack in Ohio.

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

       Mark D. Stolper had diverse experiences in investment banking, private equity, venture capital investing and operations prior to joining us. Mr. Stolper began his career as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read. After Dillon Read, Mr. Stolper joined Archon Capital Partners, backed by the Milken Family and NewsCorp, which made private equity investments in media and entertainment companies. Mr. Stolper received his operating experience with Eastman Kodak, where he was responsible for business development for Kodak's Entertainment Imaging subsidiary ($1.5 billion in sales). Mr. Stolper was also co-founder of Broadstream Capital Partners, a Los Angeles-based investment banking firm focused on advising middle market companies engaged in financing and merger and acquisition transactions.

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

       The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 2005, the Board of Directors held two meetings in which all directors were present, except that Dr. Crues was absent from one meeting, and took board action by unanimous written consent on six occasions. All directors participated in all such actions.

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

DIRECTOR COMPENSATION

       Independent directors receive compensation of $25,000 per year and an annual warrant to purchase 50,000 shares of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       During fiscal 2005, all executive compensation was determined by the then members of our Board of Directors, Howard G. Berger, M.D., Norman R. Hames, John
V. Crues, III, M.D. Lawrence L. Levitt and David L. Swartz. In addition, no individual who served as an executive officer of our company during fiscal 2005, served during fiscal 2005, on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of the reports they file. Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, we believe that all our directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period November 1, 2004 through October 31, 2005.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

       Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics is available on our website at www.radnetonline.com.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

       The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended October 31, 2005, 2004 and 2003, of
(i) the person who served as our chief executive officer during the year ended October 31, 2005, and (ii) our three most highly compensated executive officers (other than the chief executive officer) serving as executive officers at October 31, 2005 ("Other Executive Officers"), and whose aggregate cash compensation exceeded $100,000 for the year ended October 31, 2005. We collectively refer to them as the "Named Executive Officers":


                                                           SUMMARY COMPENSATION TABLE

                                    Annual Compensation                                 Long-Term Compensation
                              ------------------------------     -----------   ---------------------------------------
                              Year                                Other         Securities    Restricted
                              Ended                               Annual        Underlying       Stock        LTIP        All Other
Name and Principal Position   10/31  Salary($)     Bonus ($)     Comp.($)(1)   Options (#)(7)   Awards($)   Payouts ($)    Comp($)
---------------------------   -----  ---------     ---------     -----------   --------------   ---------   -----------    -------
Howard G. Berger, M.D.,       2005   $200,000(2)      --             --                 --         --            --          --
Chief Executive Officer       2004   $225,000(2)      --             --                 --         --            --          --
                              2003   $328,846(2)      --             --                 --         --            --          --

Norman R. Hames,              2005   $220,000         --             --          3,000,000         --            --          --
Vice President, Secretary     2004   $229,000         --             --          3,000,000         --            --          --
and Chief Operating Officer   2003   $225,000         --             --          3,000,000         --            --          --

John V. Crues, III, M.D.,     2005   $440,000(3)      --             --          1,000,000         --            --          --
Vice President                2004   $370,000(4)      --             --          1,000,000         --            --          --
                              2003   $363,000(5)      --             --            500,000         --            --          --

Jeffrey L. Linden,            2005   $350,000(6)      --             --          1,275,000         --            --          --
Vice President and            2004   $350,000(6)      --             --          1,574,910         --            --          --
General Counsel               2003   $303,015(6)      --             --          1,572,275         --            --          --


(1) The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than $50,000 or 10% of salary and bonus, the reporting thresholds established by the SEC.

(2) Includes $300,000, $225,000 and $200,000 received from BRMG (see "Employment Agreements") in 2003, 2004 and 2005, respectively. Dr. Berger voluntarily reduced compensation payable by us in 2003, 2004 and 2005 to assist with our liquidity.

(3)  Received from BRMG.

(4)  Includes $185,000 received from BRMG.

(5)  Includes $200,000 received from BRMG.

(6) Mr. Linden voluntarily reduced compensation payable by us in 2003 to assist with our liquidity. Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $365,695 in fees from us during the year ended October 31, 2005. Mr. Linden has specifically waived any interest in our fees paid to Cohen & Lord since becoming an officer.

(7)  Shares of our common stock.

STOCK OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

         In fiscal 2005, we granted options to John V. Crues, III, M.D. and to no other executive officer. The following table provides information about that option grant and projects potential realizable gains at hypothetical assumed annual compound rates of appreciation. Primedex had outstanding 12,691,937 options and warrants to purchase common stock as of October 31, 2005.

                                                                                                    POTENTIAL REALIZABLE
                                                  PERCENT OF                                          VALUE AT ASSUMED
                                                    TOTAL                 OPTION GRANT IN              ANNUAL RATE OF
                                    NUMBER OF       OPTIONS               2005 INDIVIDUAL               STOCK PRICE
                                   SECURITIES      GRANTED TO                 GRANTS                   APPRECIATION FO
                                   UNDERLYING      EMPLOYEES        ----------------------------       OPTION TERM (1)
                                    OPTIONS        IN FISCAL         EXERCISE        EXPIRATION     ---------------------
   NAME                             GRANTED          YEAR              PRICE            DATE           5%           10%
   ----                             -------          ----              -----            ----           --           ---
John V. Crues, III, M.D.            500,000          55.6%            $ 0.36           06/07/10      $50,000    $  96,715

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

       There were no option exercises in the year ended October 31, 2005 by the Named Executive Officers except as follows:


                                                                 NUMBER OF SECRUITIES           VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED              IN-THE-MONEY
                                SHARES                        OPTIONS AT FISCAL YEAR END             OPTIONS(2)
                               ACQUIRED         VALUE        ----------------------------    ----------------------------
NAME                         ON EXERCISE      REALIZED(1)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                         -----------      -----------    -----------    -------------    -----------    -------------
Jeffrey L. Linden              300,000         $ 63,000        1,275,000          --           $ 6,000          --

_______________

(1) The value realized equals the fair market value of the common stock acquired on the date of exercise minus the exercise price.
(2) Based on the closing price of the common stock of $0.32 per share as of January 13, 2005, less the option exercise price.

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

       On April 16, 2001, we entered into a five-year employment agreement with Jeffrey L. Linden for Mr. Linden to serve as vice president and general counsel. The agreement provides for annual compensation of $350,000, together with the option to purchase 1,000,000 shares of our common stock at a price of $0.43 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed), exercisable throughout his employment, or by June 1, 2006 if Mr. Linden's employment is terminated. The agreement also extended Mr. Linden's ability to exercise 145,000 options previously held by him through May 31, 2006. Under this agreement, if we terminate Mr. Linden's employment for cause, he will be entitled to compensation equal to one year's base salary. If Mr. Linden terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by us without cause, we shall pay Mr. Linden an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for five years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Mr. Linden's employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby we would not be the surviving entity of such transaction, and Mr. Linden holds the right to terminate this agreement upon 60 days notice in the event of any such transaction. If Mr. Linden's employment is terminated in connection with any such transaction he shall be entitled to the same compensation he would have received if we terminated his employment without cause.

       On May 1, 2001, we entered into a three-year employment agreement with Norman R. Hames. Pursuant to the agreement Mr. Hames agreed to continue his employment with us as our vice president and chief operations officer. The agreement provides for Mr. Hames to receive annual compensation of $225,000. Additionally, in consideration of his entry into the agreement Mr. Hames received the option to purchase 3,000,000 shares of our common stock at a price of $0.55 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed) exercisable throughout his employment, or by May 1, 2006 if Mr. Hames' employment is terminated. We also agreed to provide a cash bonus to Mr. Hames of $0.20 for each share that he exercises under the options, up to a maximum of $600,000. Under this agreement, if we terminate his employment for cause, he will be entitled to compensation equal to one year's base salary. If Mr. Hames terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by us without cause, we shall pay Mr. Hames an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for three years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Mr. Hames' employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby we would not be the surviving entity of such transaction.

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

       AMOUNT OF AWARDS

       The value of shares or other awards to be granted to any recipient under the 2000 Plan are not presently determinable. However, the 2000 Plan restricts the number of shares and the value of awards not based on shares that may be granted to any individual during a calendar year or performance period. In order to facilitate our compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, which deals with the deductibility of compensation for any of the chief executive officer and the four other most highly-paid executive officers, the 2000 Plan limits to 500,000 the number of shares for which options, stock appreciation rights or other stock awards may be granted to an individual in a calendar year and limits to $1,000,000 the value of non-stock-based awards that may be paid to an individual with respect to a performance period. These restrictions were adopted by the Board of Directors as a means of complying with Code Section 162(m) and are not indicative of historical or contemplated awards made or to be made to any individual under the 2000 Plan.

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

       Unless otherwise determined by the Board, and the compensation committee, if established, unexercised options will terminate if the holder ceases for any reason to be associated with us, our affiliates or our subsidiaries. Options generally remain exercisable for a specified period following termination for reasons other than for Cause, as defined in the 2000 Plan, particularly in circumstances of death, Disability and Retirement, as defined in the 2000 Plan. In the event of a Change in Control or Covered Transaction, as defined in the Incentive 2000 Plan, of our company, options become immediately exercisable and/or are converted into options for securities of the surviving party as determined by the Board, and the compensation committee, if established.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------- ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

       The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 15, 2006, by (i) each holder known by us to beneficially own more than five percent of the outstanding common stock and (ii) each of our directors and executive officers. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of our common stock outstanding at such date and all shares of common stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

                                                 SHARES OF COMMON      PERCENT
                                                      STOCK              OF
Name of Beneficial Owner                       BENEFICIALLY OWNED(1)    CLASS
------------------------                       ---------------------    -----

Howard G. Berger, M.D.*                             13,137,400(2)       21.6%
John V. Crues, III, M.D.*                            1,493,875(3)        2.5%
Norman R. Hames*                                     3,000,000(4)        4.9%
David L. Swartz*                                       100,000(5)         -- (5)
Lawrence L. Levitt*                                     50,000(6)         -- (6)
Jeffrey L. Linden*                                   1,670,000(7)        2.7%
Mark D. Stolper*                                       708,800(8)        1.2%

All directors and executive officers
 as a group (seven persons)                         20,160,075(9)       33.0%
________________________
* The address of all of our officers and directors is c/o Primedex, 1510 Cotner Avenue, Los Angeles, California 90025.

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

(3) Includes warrants for 1,000,000 shares exercisable between $0.36 and $0.46 per share.

(4)  Represents warrants exercisable at $0.55 per share.

(5) Represents warrants exercisable between $0.40 and $0.60 per share and is less than 1.0% of the class.

(6) Represents warrants exercisable at $0.32 per share and is less than 1.0% of the class.

(7) Includes 1,275,000 options and warrants exercisable at prices between $0.30 and $0.47 per share.

(8) Represents warrants for 700,000 shares exercisable at prices between $0.30 and $0.60 per share.

(9) See the above footnotes. Includes 13,912,675 shares owned of record and 6,247,400 shares issuable upon exercise of presently exercisable options, warrants and convertible debentures.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

       Howard G. Berger, M.D. owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 42 of our facilities under a management agreement with us (and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities). Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% for fiscal 2005, is adjusted annually, if necessary, to ensure that the parties receive the fair value for the services they render. The annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. In fiscal 2005, Dr. Berger received a salary of $200,000 from BRMG. See "Business - Radiology Professionals."

       Dr. Berger has guaranteed $1,000,000 of our obligations to U.S. Bank.

       On August 27, 2003, Dr. Berger advanced to us $1,000,000 which we transferred to BRMG, which in turn used these funds to reduce outstanding borrowings under its credit facility. The advance bears interest at the same rate paid by BRMG to its lender under its working capital facility and is due on demand. During fiscal 2005, Dr. Berger advanced us an additional $1,370,000 which we transferred to BRMG, which in turn used these funds to reduce outstanding borrowings under its credit facility. At October 31, 2005, $2,531,560 was outstanding, including accrued interest at a rate of 6.58% per annum. Dr. Berger agreed to subordinate his loan to our obligation to Bridge Healthcare Finance, LLC under our revolving line of credit.

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

       On August 1, 1996, we acquired from Norman Hames (not then an officer or director of our company) all of his common stock and warrants to purchase shares of common stock of Diagnostic Imaging Services, Inc., a Delaware corporation, or DIS, which then represented 21.6% of the outstanding shares of that entity, in exchange for five year warrants to purchase 3,000,000 shares of our common stock at $0.60 per share, as well as a 6.58% note having a principal balance at October 31, 2005 of $940,185, payable interest only annually and due on June 30, 2005. The warrant expired unexercised. Pursuant to his May 1, 2001 employment agreement, we granted to him a new warrant, which expires on May 1, 2006, to purchase 3,000,000 shares at $0.55 per share plus a bonus to purchase $600,000 of shares at $0.20 per share at the time he exercises the warrant.

       John V. Crues, III, M.D. agreed to continue his employment and leadership roles with us in consideration of our agreement in June 2005, to issue to him our five year warrant to purchase 500,000 shares of our common stock at an exercise price of $0.36 per share (the price of our common stock on the date of the agreement in the public market in which it trades).

       At October 31, 2005, we owed Jeffrey L. Linden $61,151 in connection with our acquisition of his interest in DIS. The obligation accrues interest at the rate of 6.58% per annum and is due July 1, 2006. In the acquisition transaction, we issued to Mr. Linden warrants to purchase 197,365 shares of common stock at a price of $0.60 per share expiring June 30, 2004. In connection with an agreement to extend our obligation to Mr. Linden, we issued to him warrants to purchase 300,000 shares of common stock at a price of $0.19 per share that he exercised in June 2005. On July 30, 2004, we issued to Mr. Linden a five year warrant to purchase 200,000 shares of our common stock at an exercise price of $0.30 per share in consideration of Mr. Linden's agreement to subordinate our obligation to him to our debt with our revolving line of credit.

       Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $365,695 in fees from us during the year ended October 31, 2005. Mr. Linden has specifically waived any interest in our fees since becoming an officer of our company.

       On July 30, 2004, we issued to Mark D. Stolper five-year warrants to purchase 650,000 shares of our common stock at $0.30 per share in consideration of his entry into a three year employment agreement with us under which he became our chief financial officer and his assistance in refinancing our outstanding institutional debt. The warrant exercise price is the price of our common stock on the date of the agreement in the public market in which it trades.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------- ---------------------------------------

       The following table presents information about fees that Moss Adams LLP charged us to audit our annual financial statements for 2005 and 2004, and fees billed for other services rendered by Moss Adams LLP during those years.

                                                       2005               2004
                                                     --------           --------
Audit Fees (1)                                       $227,000           $221,000
Audit Related Fees (2)                                 13,000            239,000
Tax Fees (3)                                           92,000            104,000
                                                     --------           --------
Total                                                $332,000           $564,000
                                                     ========           ========

(1) Audit Fees -- Audit fees billed to us by Moss Adams LLP for auditing our annual financial statements and reviewing the financial statements included in our Quarterly Reports on Form 10-Q.

(2) Audit-Related Fees -- Audit-related fees billed to us by Moss Adams LLP include the audit of our 401(k) benefit plan and offering memorandum.

(3) Tax Fees -- Tax fees billed to us by Moss Adams LLP include services provided to prepare federal, state, and local income and franchise tax returns for 2004, and related tax services and estimated tax payments for 2005.


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

    Consolidated Balance Sheets                                                                            F-2

    Consolidated Statements of Operations                                                                  F-3

    Consolidated Statements of Stockholders' Deficit                                                       F-4

    Consolidated Statements of Cash Flows                                                                  F-5 to F-7

    Notes to Consolidated Financial Statements                                                             F-8 to F-25

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

4.3                 Form of 11.5% Series A Convertible Subordinated Debenture
                    Due 2008 [Included in Exhibit 4.2]                                      (B)

10.1                Employment Agreement dated as of June 12, 1992 between RadNet
                    and Howard G. Berger, M.D. and amendment to Agreement.                  (C)(I)

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

10.8                Securities Purchase Agreement dated June 18, 1996 between the
                    Company and Norman Hames                                                (D)

10.10               DVI Securities Purchase Agreement                                       (E)

10.11               General Electric Note Purchase Agreement                                (E)

10.12               Securities Purchase Agreement between the Company and
                    Howard G. Berger, M.D.                                                  (E)

10.13               2000 Long-Term Incentive Plan                                           (F)



10.14               Employment Agreement dated April 16, 2001, with Jeffrey L. Linden
                    and amendment to agreement                                              (G)(I)

10.15               Employment Agreement with Norman R. Hames dated May 1, 2001
                    and amendment to agreement                                              (G)(I)

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

10.20               Master Amendment Agreement with General Electric Capital
                    Corporation, General Electric Company and GE Healthcare
                    Financial Services                                                      (K)

10.21               Amended, Restated and Consolidated Loan and Security Agreement
                    with DVI Financial Services, Inc.                                       (K)

10.22               Amendment to Loan Documents re US Bank Portfolio Services               (K)

10.23               Credit Agreement with Wells Fargo Foothill, Inc.                        (K)

10.24               Employment Agreement with Mark Stolper dated July 30, 2004              (N)

10.25               Second Amended and Restated Loan and Security Agreement with
                    Post Advisory Group, LLC                                                (L)

10.26               Amended, Restated and Consolidated Loan and Security Agreement
                    with Post Advisory Group, LLC                                           (L)

10.27               Fourth Amendment to Credit Agreement Substituting Bridge
                    Healthcare Finance, LLC for Wells Fargo Foothill, Inc.                  (M)

23                  Consent of Independent Public Accountants                               (O)

31.1                CEO Certification pursuant to Section 302                               (O)

31.2                CFO Certification pursuant to Section 302                               (O)

32.1                CEO Certification pursuant to Section 906                               (O)

32.2                CFO Certification pursuant to Section 906                               (O)
__________________

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

(L) Incorporated by reference to exhibit filed with Form 8-K for November 29, 2004.

(M) Incorporated by reference to exhibit filed with Form 8-K for September 14, 2005.

(N) Incorporated by reference to exhibit filed with Form 10-K for October 31, 2004.

(O) Filed herewith.

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

(c) Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended October 31, 2005 except that on September 14, 2005, we reported under Item 2.03 the replacement of our revolving line of credit accounts receivable facility, from Wells Fargo Foothill, Inc. to Bridge Healthcare Finance, LLC.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PRIMEDEX HEALTH SYSTEMS, INC.


Date: February 13, 2006                 /s/ HOWARD G. BERGER, M.D.
                                        ----------------------------------------
                                        HOWARD G. BERGER, M.D., PRESIDENT

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By /s/ HOWARD G. BERGER, M.D.
   ---------------------------------------
   HOWARD G. BERGER, M.D., DIRECTOR

Date: February 13, 2006


By /s/ JOHN V. CRUES, III, M.D.
   ---------------------------------------
   JOHN V. CRUES, III, M.D., DIRECTOR

Date: February 13, 2006


By /s/ NORMAN R. HAMES
   ---------------------------------------
   NORMAN R. HAMES, DIRECTOR

Date: February 13, 2006


By /s/ DAVID L. SWARTZ
   --------------------------------------
   DAVID L. SWARTZ, DIRECTOR

Date: February 13, 2006


By /s/ LAWRENCE L. LEVITT
   -------------------------------------
   LAWRENCE L. LEVITT, DIRECTOR

Date: February 13, 2006


By /s/ MARK D. STOLPER
   -------------------------------------
   MARK D. STOLPER, CHIEF FINANCIAL OFFICER
   (PRINCIPAL ACCOUNTING OFFICER)

Date: February 13, 2006