Form 10-Q
period 2006-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2006-03-17
CIK 790526

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-19019

                          PRIMEDEX HEALTH SYSTEMS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                NEW YORK                               13-3326724
     (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

           1510 COTNER AVENUE
        LOS ANGELES, CALIFORNIA                         90025
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (310) 478-7808
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                       N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

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

     The number of shares outstanding of the registrant's common stock as of February 27, 2006 was 41,406,813 (excluding treasury shares).

================================================================================

                                   PART 1 -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                             PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                     CONSOLIDATED BALANCE SHEETS

                                                                         OCTOBER 31,     JANUARY 31,
                                                                            2005       2006 (UNAUDITED)
                                                                       -------------    -------------
                                                ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                     $       2,000    $       2,000
         Accounts receivable, net                                         22,319,000       21,942,000
         Unbilled receivables and other receivables                          476,000        1,076,000
         Other                                                             1,799,000        1,800,000
                                                                       -------------    -------------
                           Total current assets                           24,596,000       24,820,000
                                                                       -------------    -------------

PROPERTY AND EQUIPMENT, NET                                               68,107,000       64,886,000
                                                                       -------------    -------------

OTHER ASSETS
         Accounts receivable, net                                          1,267,000        1,245,000
         Goodwill                                                         23,099,000       23,099,000
         Trade name and other                                              4,164,000        4,535,000
                                                                       -------------    -------------
                           Total other assets                             28,530,000       28,879,000
                                                                       -------------    -------------
                           Total assets                                $ 121,233,000    $ 118,585,000
                                                                       =============    =============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
         Cash disbursements in transit                                 $   3,425,000    $   5,717,000
         Line of credit                                                   13,341,000          468,000
         Accounts payable and accrued expenses                            22,469,000       21,580,000
         Short-term notes expected to be refinanced:
           Notes payable                                                  69,066,000               --
           Obligations under capital lease                                56,927,000               --
         Notes payable                                                     1,101,000          860,000
         Obligations under capital lease                                   1,697,000        1,667,000
                                                                       -------------    -------------
                           Total current liabilities                     168,026,000       30,292,000
                                                                       -------------    -------------

LONG-TERM LIABILITIES
         Subordinated debentures payable                                  16,147,000       16,147,000
         Notes payable to related party                                    3,533,000        3,575,000
         Notes payable, net of current portion                                    --      135,769,000
         Obligations under capital lease, net of current portion           4,129,000        3,732,000
         Accrued expenses                                                     31,000           30,000
                                                                       -------------    -------------
                           Total long-term liabilities                    23,840,000      159,253,000
                                                                       -------------    -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT                                                    (70,633,000)     (70,960,000)
                                                                       -------------    -------------
         Total liabilities and stockholders' deficit                   $ 121,233,000    $ 118,585,000
                                                                       =============    =============

              The accompanying notes are an integral part of these financial statements


                                                  2

                     PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               THREE MONTHS ENDED
JANUARY 31,                                                   2005            2006
-----------                                               ------------    ------------
NET REVENUE                                               $ 34,110,000    $ 38,538,000

OPERATING EXPENSES
         Operating expenses                                 26,865,000      29,169,000
         Depreciation and amortization                       4,323,000       4,087,000
         Provision for bad debts                               909,000       1,349,000
                                                          ------------    ------------

                           Total operating expenses         32,097,000      34,605,000
                                                          ------------    ------------

INCOME FROM OPERATIONS                                       2,013,000       3,933,000

OTHER EXPENSE (INCOME)
         Interest expense                                    4,235,000       4,461,000
         Other income                                         (110,000)        (51,000)
         Other expense                                          86,000              --
                                                          ------------    ------------

                           Total other expense               4,211,000       4,410,000
                                                          ------------    ------------

NET LOSS                                                  $ (2,198,000)   $   (477,000)
                                                          ============    ============

BASIC AND DILUTED NET LOSS PER SHARE                      $       (.05)   $       (.01)
                                                          ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
         Basis and diluted                                  41,106,813      41,406,813
                                                          ============    ============


      The accompanying notes are an integral part of these financial statements


                                          3

                                            PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED JANUARY 31, 2006

                     COMMON STOCK $.01 PAR VALUE,
                     100,000,000 SHARES AUTHORIZED                     TREASURY STOCK, AT COST
                     -----------------------------      PAID-IN     -----------------------------     ACCUMULATED     STOCKHOLDERS'
                         SHARES          AMOUNT         CAPITAL         SHARES          AMOUNT          DEFICIT          DEFICIT
                     -------------   -------------   -------------  -------------   -------------    -------------    -------------
BALANCE--
OCTOBER 31, 2005        43,231,813   $     433,000   $ 100,590,000     (1,825,000)  $    (695,000)   $(170,961,000)   $ (70,633,000)

Issuance of warrant             --              --         110,000             --              --               --          110,000

Share-based payments            --              --          40,000             --              --               --           40,000

Net Loss                        --              --              --             --              --         (477,000)        (477,000)
                     -------------   -------------   -------------  -------------   -------------    -------------    -------------
BALANCE--
JANUARY 31, 2006
(UNAUDITED)             43,231,813   $     433,000   $ 100,740,000     (1,825,000)  $    (695,000)   $(171,438,000)   $ (70,960,000)
                     =============   =============   =============  =============   =============    =============    =============


                              The accompanying notes are an integral part of these financial statements


                                                                 4

                           PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                         CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


THREE MONTHS ENDED JANUARY 31,                                             2005           2006
-----------------------------                                          -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 1,675,000    $ 2,504,000
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                               (885,000)      (834,000)
         Proceeds from sale of equipment                                    65,000             --
                                                                       -----------    -----------

                           Net cash used by investing activities          (820,000)      (834,000)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Cash disbursements in transit                                    (550,000)     2,292,000
         Principal payments on notes and leases payable                 (1,292,000)    (4,663,000)
         Proceeds from short and long-term borrowings                      987,000        701,000
                                                                       -----------    -----------

                           Net cash used by financing activities          (855,000)    (1,670,000)
                                                                       -----------    -----------

NET INCREASE IN CASH                                                            --             --
CASH, beginning of period                                                    2,000          2,000
                                                                       -----------    -----------

CASH, end of period                                                    $     2,000    $     2,000
                                                                       -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid during the period for interest                      $ 3,714,000    $ 4,111,000
                                                                       ===========    ===========


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
     During the three months ended January 31, 2005, we entered into additional capital leases for $2,067,000. No new capital leases were entered into during the same period in fiscal 2006.


            The accompanying notes are an integral part of these financial statements


                                                5

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--BASIS OF PRESENTATION

NATURE OF BUSINESS

     Primedex Health Systems, Inc., or Primedex, incorporated on October 21, 1985, provides diagnostic imaging services in the state of California. Imaging services include magnetic resonance imaging, or MRI, computer tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. Our operations comprise a single segment for financial reporting purposes.

     The consolidated financial statements of Primedex include the accounts of Primedex, its wholly owned direct subsidiary, Radnet Management, Inc., or Radnet, and Beverly Radiology Medical Group III, or BRMG, which is a professional corporation, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., or Modesto, SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc., or DIS, all wholly owned subsidiaries of Radnet.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended January 31, 2006 and 2005 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     We had a working capital deficit of $5.5 million at January 31, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $0.5 million and $2.2 million during the three months ended January 31, 2006 and 2005, respectively. We also had a stockholders' deficit of $71.0 million at January 31, 2006 compared to a $70.6 million deficit at October 31, 2005.

     The working capital deficit increased in fiscal 2005 due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities expected to be refinanced. We were subject to financial covenants under our debt agreements and believed we may have been unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt was reclassified as a current liability.

     Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). Included in the $161 million senior secured credit facility were fees and expenses for the transaction of approximately $5.2 million. The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum.

     The revolving credit facility and the $86 million term loan bear interest at a base rate ("base rate" means corporate loans posted by at least 75% of the nation's 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly. The $60 million second lien term loan bears interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly. The $86 million term loan includes amortization payments of 1.0% per annum, payable in quarterly installments of $215,000. Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

     As part of the refinancing, we are required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. We have not yet entered into the swap arrangement or decided on how much of the loans will be swapped. In addition, as a requirement of the deal, 75% of our excess cash flow is to be used to repay principal on the $86 million term loan once per year within 105 days after our fiscal year end. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization plus decreases in working capital and extraordinary gains minus: (i) capital expenditures; (ii) interest expense;
(iii) scheduled principal payments on existing debt; (iv) income taxes; (v) increases in working capital; (vi) extraordinary losses; (vii) voluntary prepayments of the $86 million term loan; (vii) and amounts paid for acquisitions.

     Under the new facility, we are subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility is governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. Borrowings under the historical Bridge credit facility were calculated from a formula based upon our net eligible accounts receivable. As of March 9, 2006, after giving effect to the approximately $1.5 million balance on our revolving credit facility, we had approximately $13.5 million of availability. As a result of the completed financing, we were able to reclassify the majority of our notes and capital lease obligations as noncurrent as of January 31, 2006 and improve our working capital significantly.

     We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with General Electric Capital Corporation. We finance the acquisition of equipment mainly through capital and operating leases. As of January 31, 2006 and October 31, 2005, our line of credit liabilities were $14.0 million and $13.3 million, respectively. As of January 31, 2006, $468,000 of line of credit liabilities were classified as current liabilities for the unpaid balance at the closing of the refinancing transaction.

     As of January 31, 2006, Howard G. Berger, M.D., our president, director and largest shareholder had outstanding advances to us of $1,370,000. Our obligation to Dr. Berger was repaid as part of our March 9, 2006 refinancing.

     The interim disclosures regarding liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report of Form 10-K for the year ended October 31, 2005. There were no material changes in our financing agreements from October 31, 2005 to January 31, 2006.

     Our business strategy with regard to operations will focus on the following:

          o    Maximizing performance at our existing facilities;

          o    Focusing on profitable contracting;

          o    Expanding MRI and CT applications

          o    Optimizing operating efficiencies; and

          o    Expanding our networks.

     Due to the March 9, 2006 refinancing, we will be able to use the cash savings generated from the deferral of required principal payments on notes payable and capital lease obligations of approximately $1.2 million per month to invest in the infrastructure and to pursue future growth opportunities.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION--Revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue.

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

     The following table summarizes net revenue for the three months ended January 31, 2005 and 2006:

                                                 2005          2006
                                             -----------   -----------
          Net patient service                $24,860,000   $27,739,000
          Capitation                           9,250,000    10,799,000
                                             -----------   -----------
          Net revenue                        $34,110,000   $38,538,000
                                             ===========   ===========

     Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California.

     Accounts receivable as of October 31, 2005 are presented net of allowances of approximately $59,491,000, of which $56,296,000 is included in current and $3,195,000 is included in noncurrent. Accounts receivable as of January 31, 2006, are presented net of allowances of approximately $61,871,000, of which $58,549,000 is included in current and $3,322,000 is included in noncurrent.

     CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

     With respect to accounts receivable, we routinely assess the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the three months ended January 31, 2005 and 2006 were:

                                                     Net Revenue
                                                 --------------------
                                                   2005        2006
                                                 --------    --------
          Capitation contracts                      27%         28%
          HMO/PPO/Managed care                      21%         24%
          Medicare                                  14%         15%
          Blue Cross/Shield/Champus                 14%         15%
          Special group contract                    10%          8%
          Commercial insurance                       5%          3%
          Medi-Cal                                   3%          3%
          Workers compensation                       3%          2%
          Other                                      3%          2%

     Management believes that its accounts receivable credit risk exposure, beyond allowances that have been provided, is limited.

     STOCK-BASED COMPENSATION EXPENSE - On November 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), " Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for period beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

     We adopted SFAS 123(R) using the modified prospective transition method, which requires that application of the accounting standard as of November 1, 2005, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three months ended January 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended January 31, 2006 was $40,000. There was no stock-based compensation expense related to employee stock options recognized during the three months ended January 31, 2005.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation during fiscal 2005.

Three Months Ended January 31,                                       2005
                                                                -----------
Net loss as reported                                            $(2,198,000)
Deduct: Total stock-based employee compensation expense
     determined under fair value-based method                       (46,000)
                                                                -----------
Pro forma net loss                                              $(2,244,000)
                                                                ===========
Loss per share:

     Basic and diluted loss per share - as reported             $     (0.05)
                                                                ===========
     Basic and diluted loss per share - pro forma               $     (0.05)
                                                                ===========

     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no stock-based compensation had been recognized in our statement of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for the three months ended January 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. We use the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to November 1, 2005, we accounted for forfeitures as they occurred.

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

                Risk-free                        Expected       Expected
January 31,   interest rate   Expected life     Volatility      dividends
-----------   -------------   -------------     ----------      ---------

    2005          3.00%          5 years          216.32%          ---
    2006          4.55%          4 years           87.50%          ---

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current period presentation. These changes have no effect on net income.

NOTE 3 - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS AND OPENINGS OF IMAGING CENTERS

     In December 2005, we entered into a new building lease in Encino, California for approximately 10,425 square feet to begin the development of a new center, San Fernando Interventional Radiology and Imaging Center, which is expected to open by the end of this fiscal year. The center will offer MRI, CT, ultrasound and x-ray services as well as biopsy, angiography, shunt, and pain management procedures. The monthly rent is approximately $19,600 and the first month's rent will be due no later than September 2006.

     At various times, we may open or close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, patient volume from these contracts may vary, or we may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.


NOTE 4 - CAPITAL TRANSACTIONS

     On December 19, 2003, we issued a $1.0 million convertible subordinate note payable to Galt Financial, Ltd., at a stated rate of 11% per annum with interest payable quarterly. The note payable was convertible at the holder's option anytime after January 1, 2006 at $0.50 per share. As additional consideration for the financing, we issued a warrant for the purchase of 500,000 shares at an exercise price of $.50 per share. We allocated $0.1 million to the value of the warrants. In November 2005, the right to convert the $1.0 million obligation into 2,000,000 shares of common stock was waived in exchange for the issuance of a five-year warrant to purchase 300,000 shares of our common stock at a price of $0.50 per share, the public market price on the date of the warrant, as consideration for the note being extended to July 1, 2006. We recorded $0.1 million for the estimated fair value of these warrants as a deferred cost which will be amortized as interest expense to the extended date of maturity. The note was repaid as part of our March 9, 2006 refinancing.

     During the three months ended January 31, 2006, we issued to one employee a five-year option exercisable at $0.50 per share, which was the public market closing price for our common stock on the transaction date, to purchase 15,000 shares of our common stock. We allocated approximately $2,000 to the value of these options. In addition, during the same period, we retired options to purchase 32,000 shares at a weighted average price of $0.40 per share upon one employee's termination.

NOTE 5 - SUBSEQUENT EVENTS

     Effective February 1, 2006, upon the inception of a new capitation arrangement, we opened an additional satellite office in Yucaipa, California that provides x-ray services for our Riverside location.

     Effective February 1, 2006, we entered into a facility use agreement for an open MRI center in Vallejo, California. The agreement provides for the use of the equipment and facility for a monthly fee.

     Effective February 1, 2006, we invested $237,000 for a 47.5% membership interest in an entity that operates a PET center in Palm Springs, California. The center will provide PET services for our existing facilities in the area replacing a prior arrangement where PET services were provided by a mobile unit for a "per use" fee.

     The Deficit Reduction Act of 2005 (DRA) was approved by Congress and signed into law on February 9, 2006. The DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (HOPPS) schedule. Currently, the technical component of our imaging services is reimbursed under the Part B physician fee schedule, which for certain modalities like MRI and CT, allows for higher reimbursement on average than under the HOPPS. For other imaging exams, such as x-ray and ultrasound, reimbursement under the HOPPS is greater on average. Under the DRA, we will be reimbursed at the lower of the two schedules, beginning January 1, 2007.

     The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure involving contiguous body parts when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. This rate reduction will occur in two steps, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007. For the fiscal year ended October 31, 2005, Medicare revenue from our imaging centers represented approximately 15% of our total revenue. Of this amount, approximately 54% was from MRI and CT, the modalities affected more significantly by the reimbursement reductions. If both the HOPPS and contiguous body part reimbursement reductions contained in the DRA had been in effect during fiscal year 2005, we estimate that our revenue would have been reduced by approximately $2.5-$3.0 million.

     On February 28, 2006, we issued a five-year warrant for the purchase of 200,000 shares of our common stock at a price of $0.40 per share to one physician.

     Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). Included in the $161 million senior secured credit facility were fees and expenses for the transaction of approximately $5.2 million. The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1% per annum.

     The revolving credit facility and the $86 million term loan bear interest at a base rate ("base rate" means corporate loans posted by at least 75% of the nation's 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly. The $60 million second lien term loan bears interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly. The $86 million term loan includes amortization payments of 1.0% per annum, payable in quarterly installments of $215,000. Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

     As part of the refinancing, we are required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. We have not yet entered into the swap arrangement or decided on how much of the loans will be swapped. In addition, as a requirement of the deal, 75% of our excess cash flow is to be used to repay principal on the $86 million term loan once per year within 105 days after our fiscal year end. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization plus decreases in working capital and extraordinary gains minus: (i) capital expenditures; (ii) interest expense;
(iii) scheduled principal payments on existing debt; (iv) income taxes; (v) increases in working capital; (vi) extraordinary losses; (vii) voluntary prepayments of the $86 million term loan; (vii) and amounts paid for acquisitions.

     Under the new facility, we are subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility is governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. Borrowings under the historical Bridge credit facility were calculated from a formula based upon our net eligible accounts receivable. As of March 9, 2006, after giving effect to the approximately $1.5 million balance on our revolving credit facility, we had approximately $13.5 million of availability. As a result of the completed financing, we were able to reclassify the majority of our notes and capital lease obligations as noncurrent as of January 31, 2006 and improve our working capital significantly.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We operate a group of regional networks comprised of 60 fixed-site freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets, which have both high-density and expanding populations, as well as attractive payor diversity.

     All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty four of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Twenty six of our facilities are single-modality sites, offering either X-ray, MRI or PET services. Consistent with our regional network strategy, we locate our single-modality sites near multi-modality sites to help accommodate overflow in targeted demographic areas.

     We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. During the three months ended January 31, 2005 and 2006, we derived 58% of our net revenue from MRI and CT scans. Over the past years, we have increased net revenue primarily through improvements in net reimbursement, expansions of existing facilities, upgrades in equipment and development of new facilities.

     The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the three months ended January 31, 2006 by the following table:

                                                         PERCENTAGE
                                                          OF NET
         PAYOR TYPE                                       REVENUE
         ----------                                      ----------
         Insurance(1)                                        42%
         Managed Care Capitated Payors                       28
         Medicare/Medi-Cal                                   18
         Other(2)                                             9
         Workers Compensation/Personal Injury                 3

----------
(1) Includes Blue Cross/Blue Shield, which represented 15% of our net revenue for the three months ended January 31, 2006.
(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

     Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services or us and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the three months ended January 31, 2006. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

     The principal components of our fixed operating expenses, excluding depreciation, include professional fees paid to radiologists, except for those radiologists who are paid based on a percentage of revenue, compensation paid to technologists and other employees, and expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers' compensation and employee medical. The principal components of our variable operating expenses include expenses related to equipment maintenance, medical supplies, marketing, business development and corporate overhead. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system can significantly improve our margins, while lower scan volumes can result in significantly lower margins.

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

     Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at January 31, 2006, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG financed these receivables under a working capital facility with Bridge Healthcare Finance LLC, or Bridge, and regularly advanced to us the funds that it drew under this working capital facility, which we used for our own working capital purposes. We repaid or offset these advances with periodic payments from BRMG to us under the management agreement. We guaranteed BRMG's obligations under this working capital facility. Subsequent to year-end, effective March 9, 2006, the existing line of credit with Bridge was paid and closed with the issuance of a new $161 million senior secured credit facility.

     As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                                        THREE MONTHS ENDED JANUARY 31,
                                        ------------------------------
                                              2005         2006
                                            --------     --------
Net revenue                                   100.0%       100.0%

Operating expenses:
     Operating expenses                        78.7         75.7
     Depreciation and amortization             12.7         10.6
     Provision for bad debts                    2.7          3.5
                                            --------     --------

     Total operating expense                   94.1         89.8

Income from operations                          5.9         10.2

Other expense (income):
     Interest expense                          12.4         11.5
     Other income                              (0.3)        (0.1)
     Other expense                              0.2           --
                                            --------     --------

     Total other expense                       12.3         11.4
                                            --------     --------

Net loss                                       (6.4)        (1.2)
                                            ========     ========

THREE MONTHS ENDED JANUARY 31, 2006 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2005

     During the last twelve months, we continued our efforts to enhance our operations and expand our network, while improving our financial position and cash flows. Our results for the three months ended January 31, 2006 were affected by the opening and integration of new facilities, the improvement in reimbursement from our managed care capitated payors, our increased marketing efforts, and our continuing focus on controlling operating expenses. As a result of these factors and the other matters discussed below, we experienced an increase in income from operations of $1.9 million and a net loss decrease of $1.7 million when comparing the results for the three months ended January 31, 2005 to the same period this year.

     Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum. As a result of the completed financing, we were able to reclassify the majority of our notes and capital lease obligations as noncurrent as of January 31, 2006 and improve our working capital significantly. We had a working capital deficit of $5.5 million at January 31, 2006 compared to a $143.4 million deficit at October 31, 2005.

NET REVENUE

     Net revenue for the three months ended January 31, 2006 was $38.5 million compared to $34.1 million for the same period in fiscal 2005, an increase of approximately $4.4 million, or 13%.

     The largest increases were at the facilities in Temecula, Tarzana, Thousand Oaks, Modesto, Los Coyotes, Desert and Orange with combined net revenue increases of approximately $4.4 million when comparing results for the three months ended January 31, 2006 with the same period last year. The improvement at Temecula and Thousand Oaks was due to the expansion and opening of additional facilities in Murrieta and Westlake, California that opened in December 2004 and March 2005, respectively. The increase at the Tarzana facilities is due to the upgrade of the MRI equipment and the increased focus on the expansion of its PET business. The improvements at Modesto were due to a new capitation arrangement entered into in May 2005. The increase at the Desert, Los Coyotes and Orange facilities is due to a variety of factors including their physical locations, improvements in contracted reimbursement and increases in patient volume and throughput.

OPERATING EXPENSES

     Operating expenses for the three months ended January 31, 2006 increased approximately $2.5 million, or 8%, from $32.1 million in the first quarter of fiscal 2005 to $34.6 million in the same quarter this year.

     The following table sets forth our operating expenses for the three months ended January 31, 2005 and 2006 (dollars in thousands):

                                              Three Months Ended January 31,
                                              ------------------------------
                                                    2005         2006
                                                 ----------   ----------
Salaries and professional reading fees           $   16,705   $   18,275
Building and equipment rental                         1,973        2,082
General administrative expenses                       8,187        8,812
                                                 ----------   ----------

Total operating expenses                             26,865       29,169

Depreciation and amortization                         4,323        4,087
Provision for bad debt                                  909        1,349

     o    SALARIES AND PROFESSIONAL READING FEES

     Salaries and professional reading fees increased $1.6 million for the three months ended January 31, 2006 when compared to the same period last year. The increase in salaries is primarily due to the higher costs associated with recruiting and retaining key personnel, staffing the centers to manage their respective increase in volume, the hiring of key physicians and specialists in certain regions, the hiring of physician assistants, and the costs of additional personnel necessary to open additional satellite locations and operate the new centers in Murrieta and Westlake. Salaries and professional reading fees increased $1.4 million at the centers with the largest increases in net revenue that included Temecula, Tarzana, Thousand Oaks, Modesto, Los Coyotes, Desert and Orange.

     o    BUILDING AND EQUIPMENT RENTAL

     Building and equipment rental expenses increased $109,000 for the three months ended January 31, 2006 when compared to the same period last year. The increase is primarily due to the addition of building rental expense for the new centers in Murrieta and Westlake coupled with annual increases in base rentals from existing leased facilities.

     o    GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses increased $625,000, or 8%, for the three months ended January 31, 2006 when compared to the same period last year. The majority of the increase is attributable to those variable expenses that increased with net revenue, including medical supplies, repairs and maintenance (per the percentage of revenue agreement), billing fees, and transcription and other outside services.

     o    DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $236,000 for the three months ended January 31, 2006 when compared to the same period last year. Certain medical equipment and other intangible assets, including patient lists, were fully amortized during the period.

     o    PROVISION FOR BAD DEBT

     The $440,000 increase in provision for bad debt for the three months ended January 31, 2006 when compared to the same period last year was primarily a result of increased net revenue and changes in payor mix during the period.

OTHER EXPENSE (INCOME)

     Other expense increased $199,000 for the three months ended January 31, 2006 when compared to the same period last year.

     o    INTEREST EXPENSE

     Interest expense for the three months ended January 31, 2006 increased $226,000 when compared to the same period last year. The increase was primarily due to increased borrowings on lines of credit coupled with increases in the prime rate of interest during the period. The outstanding line of credit liability was $14.0 million and $9.9 million as of January 31, 2006 and 2005, respectively.

     o    OTHER INCOME

     In the three months ended January 31, 2005 and 2006, we earned other income of $110,000 and $51,000, respectively, principally comprised of sublease income, record copy income, the extinguishments of certain liabilities and deferred rent income. In addition, during the three months ended January 31, 2005, we recognized gains from write-offs of liabilities previously expensed in fiscal 2004 for approximately $62,000.

     o    OTHER EXPENSE

     In the three months ended January 31, 2005, we incurred other expense of $86,000 principally comprised of write-offs of other assets.

LIQUIDITY AND CAPITAL RESOURCES

     We had a working capital deficit of $5.5 million at January 31, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $0.5 million and $2.2 million during the three months ended January 31, 2006 and 2005, respectively. We also had a stockholders' deficit of $71.0 million at January 31, 2006 compared to a $70.6 million deficit at October 31, 2005.

     The working capital deficit increased in fiscal 2005 due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities expected to be refinanced. We were subject to financial covenants under our debt agreements and believed we may have been unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt was reclassified as a current liability.

     Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). Included in the $161 million senior secured credit facility were fees and expenses for the transaction of approximately $5.2 million. The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum.

     The revolving credit facility and the $86 million term loan bear interest at a base rate ("base rate" means corporate loans posted by at least 75% of the nation's 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly. The $60 million second lien term loan bears interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly. The $86 million term loan includes amortization payments of 1.0% per annum, payable in quarterly installments of $215,000. Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

     Under the new facility, we are subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility is governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. Borrowings under the historical Bridge credit facility were calculated from a formula based upon our net eligible accounts receivable. As of March 9, 2006, after giving effect to the approximately $1.5 million balance on our revolving credit facility, we had approximately $13.5 million of availability. As a result of the completed financing, we were able to reclassify the majority of our notes and capital lease obligations as noncurrent as of January 31, 2006 and improve our working capital significantly.

     We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with General Electric Capital Corporation. We finance the acquisition of equipment mainly through capital and operating leases. As of January 31, 2006 and October 31, 2005, our line of credit liabilities were $14.0 million and $13.3 million, respectively. As of January 31, 2006, $468,000 of line of credit liabilities were classified as current liabilities for the unpaid balance at the closing of the refinancing transaction.

     As of January 31, 2006, Howard G. Berger, M.D., our president, director and largest shareholder had outstanding advances to us of $1,370,000. Our obligation to Dr. Berger was repaid as part of our March 9, 2006 refinancing.

     The interim disclosures regarding liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report of Form 10-K for the year ended October 31, 2005. There were no material changes in our financing agreements from October 31, 2005 to January 31, 2006.

     Our business strategy with regard to operations will focus on the following:

          o    Maximizing performance at our existing facilities;

          o    Focusing on profitable contracting;

          o    Expanding MRI and CT applications

          o    Optimizing operating efficiencies; and

          o    Expanding our networks.

     Due to the March 9, 2006 refinancing, we will be able to use the cash savings generated from the deferral of required principal payments on notes payable and capital lease obligations of approximately $1.2 million per month to invest in the infrastructure and to pursue future growth opportunities.

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

SOURCES AND USES OF CASH

     Cash provided by operating activities for the three months ended January 31, 2006 was $2.5 million compared to $1.7 million for the same period in 2005. The primary reason for the increase in cash was due to the improvement in net income from operations

     Cash used by investing activities for the three months ended January 31, 2006 was $834,000 compared to $820,000 for the same period in 2005. For the three months ended January 31, 2006 and 2005, we purchased property and equipment for approximately $834,000 and $885,000, respectively, and during the three months ended January 31, 2005, we received proceeds from the sale of equipment of $65,000.

     Cash used for financing activities for fiscal 2006 was $1,670,000 compared to $855,000 for the same period in 2005. For fiscal 2006 and 2005, we made principal payments on capital leases, notes payable and lines of credit of approximately $4,663,000 and $1,292,000, respectively, and received proceeds from borrowings under existing lines of credit and refinancing arrangements of approximately $701,000 and $987,000, respectively. During the three months ended January 31, 2006, we increased cash disbursements in transit by $2,292,000 compared to a decrease in cash disbursements in transit of $550,000 during the same period in 2005. During the third quarter of fiscal 2004, we renegotiated our existing notes and capital lease obligations with our three primary lenders, General Electric, or GE, DVI Financial Services and U.S. Bank. As part of the restructure, interest only payments were required for the majority of the first quarter of fiscal 2005.

CONTRACTUAL COMMITMENTS

     Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum.

     The revolving credit facility and the $86 million term loan bear interest at a base rate ("base rate" means corporate loans posted by at least 75% of the nation's 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly. The $60 million second lien term loan bears interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly. The $86 million term loan includes amortization payments of 1.0% per annum, payable in quarterly installments of $215,000. Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

     As part of the refinancing, we are required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. We have not yet entered into the swap arrangement or decided on how much of the loans will be swapped. In addition, as a requirement of the deal, 75% of our excess cash flow is to be used to repay principal on the $86 million term loan once per year within 105 days after our fiscal year end. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization plus decreases in working capital and extraordinary gains minus: (i) capital expenditures; (ii) interest expense;
(iii) scheduled principal payments on existing debt; (iv) income taxes; (v) increases in working capital; (vi) extraordinary losses; (vii) voluntary prepayments of the $86 million term loan; (vii) and amounts paid for acquisitions.

     Under the new facility, we are subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility is governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. Borrowings under the historical Bridge credit facility were calculated from a formula based upon our net eligible accounts receivable. As of March 9, 2006, after giving effect to the approximately $1.5 million balance on our revolving credit facility, we had approximately $13.5 million of availability. As a result of the completed financing, we were able to reclassify the majority of our notes and capital lease obligations as noncurrent as of January 31, 2006 and improve our working capital significantly.

     In addition, we have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of the majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2005 annual service fee was the higher of 3.50% of our adjusted net revenue, or $4,970,000. The fiscal 2006 annual service rate is the higher of 3.62% of our adjusted net revenue, or $5,393,800. For the fiscal years 2007, 2008 and 2009, the annual service fee will be the higher of 3.62% of our adjusted net revenue, or $5,430,000. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis.

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


RISKS RELATING TO OUR BUSINESS

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

     Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Our inability to generate sufficient cash flow to satisfy our debt and other contractual obligations would adversely impact our business, financial condition and results of operations. Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. As a result of the completed financing, we were able to reclassify the majority of our notes and capital lease obligations as noncurrent as of January 31, 2006 and improve our working capital significantly.

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

     The Deficit Reduction Act of 2005 (DRA) was approved by Congress and signed into law on February 9, 2006. The DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (HOPPS) schedule. Currently, the technical component of our imaging services is reimbursed under the Part B physician fee schedule, which for certain modalities like MRI and CT, allows for higher reimbursement on average than under the HOPPS. For other imaging exams, such as x-ray and ultrasound, reimbursement under the HOPPS is greater on average. Under the DRA, we will be reimbursed at the lower of the two schedules, beginning January 1, 2007.

     The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure involving contiguous body parts when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. This rate reduction will occur in two steps, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007. For the fiscal year ended October 31, 2005, Medicare revenue from our imaging centers represented approximately 15% of our total revenue. Of this amount, approximately 54% was from MRI and CT, the modalities affected more significantly by the reimbursement reductions. If both the HOPPS and contiguous body part reimbursement reductions contained in the DRA had been in effect during fiscal year 2005, we estimate that our revenue would have been reduced by approximately $2.5-$3.0 million.

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

IF BRMG OR ANY OF OUR OTHER CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US, OUR BUSINESS COULD SUBSTANTIALLY DIMINISH.

     Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 42 of our 60 facilities, contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities, and must use its best efforts to provide the professional medical services at any new facilities that we open or acquire. In addition, BRMG's strong relationships with referring physicians are largely responsible for the revenue generated at the facilities it services. Although our management agreement with BRMG runs until 2014, BRMG has the right to terminate the agreement if we default on our obligations and fail to cure the default. Also, BRMG's ability to continue performing under the management agreement may be curtailed or eliminated due to BRMG's financial difficulties, loss of physicians or other circumstances. If BRMG cannot perform its obligation to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by BRMG. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group's relationships with referring physicians may not be as extensive as those of BRMG. In any such event, our business could be seriously harmed. In addition, BRMG is party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

     We have incurred net losses of $2.2 million and $0.5 million during the three months ended January 31, 2005 and 2006, respectively, and at January 31, 2006 we had an accumulated stockholders' deficit of $71.0 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

     For the three months ended January 31, 2006, we derived approximately 28% of our net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------

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

ITEM 4   CONTROLS AND PROCEDURES
------   -----------------------

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In November 2005, we issued to a lender in consideration of its agreement to waive its right to convert our $1,000,000 obligation into 2,000,000 shares of our common stock a five-year warrant exercisable at a price of $0.50 per share, which was the public market closing price for our common stock on the transaction date, to purchase 300,000 shares of our common stock.

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


                                  PRIMEDEX HEALTH SYSTEMS, INC.
                                  ---------------------------------------------
                                  (Registrant)


Date: March 17, 2006              By  /s/ HOWARD G. BERGER, M.D.
                                  ---------------------------------------------
                                  Howard G. Berger, M.D., President andDirector


Date: March 17, 2006              By  /s/ MARK D. STOLPER
                                  ---------------------------------------------
                                  Mark D. Stolper, Chief Financial Officer
                                  (Principal Accounting Officer)