Form 10-Q
period 2006-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 2006-06-14
CIK 790526

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-19019

                          PRIMEDEX HEALTH SYSTEMS, INC.
               (Exact name of registrant as specified in charter)

             New York                                     13-3326724
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification No.)

            1510 Cotner Avenue                              90025
         Los Angeles, California                          (Zip Code)
 (Address of principal executive offices)


                                 (310) 478-7808
              (Registrant's telephone number, including area code)

                                       n/a
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark whether the registrant is a shell company (as
defined in Exchange Act Rule 12b-2). Yes      No  X
                                         ---     ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's common stock as of June 5, 2006 was 41,908,980 (excluding treasury shares).

================================================================================

                         PART 1 -- FINANCIAL INFORMATION

Item 1. Financial Statements

                          PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                   CONSOLIDATED BALANCE SHEETS

                                                               October 31,        April 30,
                                                                  2005        2006 (Unaudited)
                                                              -------------    -------------
                                             ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                 $       2,000    $       2,000
    Accounts receivable, net, unbilled
         receivables and other receivables                       22,795,000       23,537,000
    Other                                                         1,799,000        1,763,000

                                                              -------------    -------------
             Total current assets                                24,596,000       25,302,000

                                                              -------------    -------------
PROPERTY AND EQUIPMENT, NET                                      68,107,000       63,687,000

                                                              -------------    -------------
OTHER ASSETS
    Accounts receivable, net                                      1,267,000        1,338,000
    Goodwill                                                     23,099,000       23,099,000
    Trade name and other                                          4,164,000        9,553,000

                                                              -------------    -------------
             Total other assets                                  28,530,000       33,990,000

                                                              -------------    -------------
             Total assets                                     $ 121,233,000    $ 122,979,000

                                                              =============    =============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Cash disbursements in transit                             $   3,425,000    $   5,439,000
    Line of credit                                               13,341,000               --
    Accounts payable and accrued expenses                        22,469,000       21,492,000
    Short-term notes expected to be refinanced:
      Notes payable                                              69,066,000               --
      Obligations under capital lease                            56,927,000               --
    Notes payable                                                 1,101,000          860,000
    Obligations under capital lease                               1,697,000        1,858,000

                                                              -------------    -------------
             Total current liabilities                          168,026,000       29,649,000

                                                              -------------    -------------
LONG-TERM LIABILITIES
    Subordinated debentures payable                              16,147,000       16,147,000
    Line of credit                                                       --        2,289,000
    Notes payable to related party                                3,533,000               --
    Notes payable, net of current portion                                --      144,925,000
    Obligations under capital lease, net of current portion       4,129,000        3,402,000
    Accrued expenses                                                 31,000           31,000

                                                              -------------    -------------
             Total long-term liabilities                         23,840,000      166,794,000

                                                              -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT                                           (70,633,000)     (73,464,000)

                                                              -------------    -------------
    Total liabilities and stockholders' deficit               $ 121,233,000    $ 122,979,000
                                                              =============    =============

            The accompanying notes are an integral part of these financial statements



                                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
APRIL 30,                                           2005            2006            2005            2006
---------                                       ------------    ------------    ------------    ------------
NET REVENUE                                     $ 35,190,000    $ 39,588,000    $ 69,300,000    $ 78,126,000

OPERATING EXPENSES
    Operating expenses                            26,137,000      29,427,000      53,002,000      58,596,000
    Depreciation and amortization                  4,339,000       4,017,000       8,662,000       8,104,000
    Provision for bad debts                          934,000       1,390,000       1,843,000       2,739,000
    Loss (Gain) on disposal of equipment, net        649,000         (14,000)        698,000         (14,000)

                                                ------------    ------------    ------------    ------------

             Total operating expenses             32,059,000      34,820,000      64,205,000      69,425,000

                                                ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                             3,131,000       4,768,000       5,095,000       8,701,000

OTHER EXPENSE (INCOME)
    Interest expense                               4,275,000       4,533,000       8,510,000       8,994,000
    Loss (Gain) on debt extinguishment, net         (515,000)      2,097,000        (515,000)      2,097,000
    Other income                                     (33,000)             --        (131,000)             --
    Other expense                                         --         839,000          25,000         788,000

                                                ------------    ------------    ------------    ------------

             Total other expense                   3,727,000       7,469,000       7,889,000      11,879,000

                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (596,000)   $ (2,701,000)   $ (2,794,000)   $ (3,178,000)

                                                ============    ============    ============    ============

BASIC AND DILUTED NET LOSS PER SHARE            $       (.02)   $       (.07)   $       (.07)   $       (.08)

                                                ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and diluted                             41,106,813      41,541,644      41,106,813      41,473,111
                                                ============    ============    ============    ============

                    The accompanying notes are an integral part of these financial statements




                                          PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED APRIL 30, 2006

                       Common Stock $.01 par value,
                       100,000,000 shares authorized                   Treasury stock, at cost
                       ----------------------------      Paid-in       ------------------------     Accumulated     Stockholders'
                            Shares         Amount        Capital         Shares        Amount         Deficit          Deficit
                       -------------   ------------   -------------    ----------    ----------    -------------    -------------

BALANCE--
OCTOBER 31, 2005          43,231,813   $    433,000   $ 100,590,000    (1,825,000)   $ (695,000)   $(170,961,000)   $ (70,633,000)

Issuance of warrant               --             --         110,000            --            --               --          110,000

Exercise of warrant          500,000          5,000          (5,000)           --            --               --               --

Share-based payments              --             --         237,000            --            --               --          237,000

Net loss                          --             --              --            --            --       (3,178,000)      (3,178,000)

                       -------------   ------------   -------------    ----------    ----------    -------------    -------------
BALANCE--
APRIL 30, 2006
 (UNAUDITED)              43,731,813   $    438,000   $ 100,932,000    (1,825,000)   $ (695,000)   $(174,139,000)   $ (73,464,000)

                       =============   ============   =============    ==========    ==========    =============    =============

                            The accompanying notes are an integral part of these financial statements





                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


SIX MONTHS ENDED APRIL 30,                                               2005             2006
--------------------------                                          -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $   3,038,000    $   6,298,000

                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                 (1,871,000)      (3,251,000)
    Investment in membership interest of PET center                            --         (238,000)
    Proceeds from sale of equipment                                        65,000               --

                                                                    -------------    -------------

             Net cash used by investing activities                     (1,806,000)      (3,489,000)

                                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash disbursements in transit                                        (230,000)       2,014,000
    Principal payments on notes and leases payable                     (5,044,000)      (5,399,000)
    Repayment of debt upon extinguishments                                     --     (141,243,000)
    Proceeds from borrowings upon refinancing                                  --      146,468,000
    Debt issue costs                                                           --       (5,608,000)
    Payments on line of credit                                         (1,241,000)              --
    Proceeds from short and long-term borrowings on notes payable       5,283,000          959,000

                                                                    -------------    -------------

             Net cash used by financing activities                     (1,232,000)      (2,809,000)

                                                                    -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                --               --
CASH, beginning of period                                                   1,000            2,000

                                                                    -------------    -------------

CASH, end of period                                                 $       1,000    $       2,000

                                                                    -------------    -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                        $   8,019,000    $   8,297,000
                                                                    -------------    -------------


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES

         During the six months ended April 30, 2006, we capitalized equipment and recorded a capital lease obligation for a new facility in Northern
California for $365,000. During the six months ended April 30, 2005, we entered into additional capital leases for $4,781,000.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended April 30, 2006 and 2005 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2005.


LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $4.3 million at April 30, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $2.7 million and $0.6 million during the three months ended April 30, 2006 and 2005, respectively, and had losses from operations of $3.2 million and $2.8 million for the six months ended April 30, 2006 and 2005, respectively. We also had a stockholders' deficit of $73.5 million at April 30, 2006 compared to a $70.6 million deficit at October 31, 2005.

         The working capital deficit increased as of October 31, 2005 due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities expected to be refinanced. We were subject to financial covenants under our debt agreements and believed we may have been unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt was reclassified as a current liability.

         Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs are being amortized on a straight-line basis over 65 months and are included in other assets. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that are unpaid as of April 30, 2006 and classified as accrued expenses under current liabilities. The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum, or $860,000, paid quarterly.

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

         As part of the refinancing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. On April 11, 2006, effective April 28, 2006, on $73.0 million (one half of our First and Second Lien Term Loans of $146.0 million), we entered into an interest rate swap fixing the LIBOR rate of interest at 5.47% for a period of three years. Previously, the interest rate on the $73.0 million was based upon a spread over LIBOR which floats with market conditions. In addition, as a requirement of the deal, 75% of our excess cash flow is to be used to repay principal on the $86 million term loan once per year within 105 days after our fiscal year end. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization plus decreases in working capital and extraordinary gains minus: (i) capital expenditures; (ii) interest expense; (iii) scheduled principal payments on existing debt; (iv) income taxes; (v) increases in working capital; (vi) extraordinary losses; (vii) voluntary prepayments of the $86 million term loan;
(vii) and amounts paid for acquisitions.

         Under the new facility, we are subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility is governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. As of April 30, 2006, we had approximately $12.7 million of availability based upon our borrowing base formula.

         We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with General Electric Capital Corporation. We finance the acquisition of equipment mainly through capital and operating leases. As of April 30, 2006 and October 31, 2005, our line of credit liabilities were $2.3 million and $13.3 million, respectively.

         During the second quarter of fiscal 2006, Howard G. Berger, M.D., our president, director and largest shareholder had outstanding advances to us of $2,605,000. Our obligation to Dr. Berger was repaid as part of our March 9, 2006 refinancing.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION -- Revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue.

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

         The following table summarizes net revenue for the three and six months ended April 30, 2005 and 2006:


                               Three Months Ended           Six Months Ended
                               2005         2006          2005           2006
                           -----------   -----------   -----------   -----------
    Net patient service    $26,240,000   $28,881,000   $51,100,000   $56,620,000
    Capitation               8,950,000    10,707,000    18,200,000    21,506,000
                           -----------   -----------   -----------   -----------
    Net revenue            $35,190,000   $39,588,000   $69,300,000   $78,126,000
                           -----------   -----------   -----------   -----------

         Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California.

         Accounts receivable as of October 31, 2005 are presented net of allowances of approximately $59,491,000, of which $56,296,000 is included in current and $3,195,000 is included in noncurrent. Accounts receivable as of April 30, 2006, are presented net of allowances of approximately $58,229,000, of which $55,097,000 is included in current and $3,132,000 is included in noncurrent.

         CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

         With respect to accounts receivable, we routinely assess the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the three and six months ended April 30, 2005 and 2006 were:

                                           For the Three         For the Six
                                            Months Ended         Months Ended
                                           --------------       -------------
                                            2005    2006         2005    2006
                                           ------  ------       ------  -----

              Capitation contracts          25 %    27 %         26 %    28 %
              HMO/PPO/Managed care          22 %    24 %         22 %    24 %
              Medicare                      15 %    15 %         15 %    15 %
              Blue Cross/Shield/Champus     14 %    15 %         14 %    14 %
              Special group contract         9 %     8 %         10 %     8 %
              Commercial insurance           4 %     3 %          4 %     3 %
              Medi-Cal                       3 %     3 %          3 %     3 %
              Workers compensation           3 %     2 %          3 %     2 %
              Other                          5 %     3 %          3 %     3 %

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

         SIGNIFICANT EVENTS - On April 4, 2006, we settled a claim with Broadstream for $500,000. This claim arose in connection with a financing agreement we entered into with a third party. James Goldfarb, a partner of Broadstream Capital Partners, LLC ("Broadstream"), and once a member of our Board of Directors, arranged a meeting between us and a third party to discuss the third party financing the purchase of a portion of our debt owed to DVI Financial Services, which had filed for bankruptcy. Goldfarb alleged that, on behalf of Broadstream, he entered into an oral agreement with us under which we owed Broadstream a "finder's fee" for setting up this meeting. Broadstream filed suit against us, and Howard G. Berger, M.D., our president, for damages. Pursuant to the settlement, we agreed to pay to Broadstream $500,000 payable over a one and one-half year period.

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

         Effective February 1, 2006, upon the inception of a new capitation arrangement, we opened two additional satellite offices in Yucaipa and Moreno Valley, California that provide x-ray services for our Riverside location. In addition, in February 2006, we opened one additional satellite office providing x-ray services in Temecula, California.

         Effective February 1, 2006, we entered into a facility use agreement for an open MRI center in Vallejo, California. The agreement provides for the use of the equipment and facility for a monthly fee.

         Effective February 1, 2006, we invested $237,000 for a 47.5% membership interest in an entity that operates a PET center in Palm Springs, California. We accounted for this investment under the equity method of accounting. Income in earnings of this equity method investment is not material in the quarter. The center will provide PET services for our existing facilities in the area replacing a prior arrangement where PET services were provided by a mobile unit for a "per use" fee. We have an option to purchase the other 52.5% interest subsequent to November 1, 2006 and prior to February 29, 2008 for $512,500.

         At various times, we may open or close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, patient volume from these contracts may vary, or we may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.


NOTE 4 -- EQUITY BASED COMPENSATION

         We have two long-term incentive stock option plans. The 1992 plan has not issued options since the inception of the new 2000 plan. The 2000 plan reserves 2,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, we have issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and have also issued stock under the plan. Employee stock options generally vest over three years and expire five to ten years from date of grant. Of the 165,000 options granted under the plan during the six months ended April 30, 2006, 150,000 options vested in full on the date of grant and 15,000 options vest over three years in equal installments beginning on the grant date. All 165,000 options are exercisable for period up to five years from the date of grant at a price equal to the fair market value of the common shares underlying the option at the date of grant. As of April 30, 2006, 809,667, or 99%, of all the outstanding stock options are fully vested.

         We have issued warrants under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. The warrants expire from five to seven years from the date of grant. Warrants issued to employees can vest immediately or up to seven years. The vesting terms are determined by the board of directors at the date of issuance. Of the 4,400,000 warrants granted under the plan during the six months ended April 30, 2006, 700,000 vested in full on the date of grant and 3,700,000 vest in various stages beginning one year from the date of grant up to seven years. As of April 30, 2006, 6,877,504, or 62%, of all the outstanding warrants are fully vested.

         During the first quarter of fiscal 2006, we adopted SFAS No. 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all options were valued using a Black-Scholes model.

         In anticipation of the adoption of SFAS No. 123(R), we did not modify the terms of any previously granted awards.

         The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation within operating expenses with the same line item as the majority of the cash compensation paid to employees.

         The following table illustrates the impact of equity-based compensation on reported amounts:

                                          For the Three Months Ended     For the Six Months Ended
                                               April 30, 2006(1)             April 30, 2006(1)
                                          --------------------------    --------------------------

                                                           Impact of                    Impact of
                                                         Equity-Based                  Equity-Based
                                          As Reported    Compensation   As Reported    Compensation
                                          --------------------------------------------------------
Income from operations (2)                $ 4,768,000    $  (197,000)   $ 8,701,000    $  (237,000)

Net loss                                  $(2,701,000)   $  (197,000)   $(3,178,000)   $  (237,000)

Net basic and diluted earning per share   $      (.07)   $      (.01)   $      (.08)   $      (.01)

(1) Prior to the first quarter of fiscal 2006, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.

(2) The expense related includes $32,500 and $70,100 for the three and six months ended April 30, 2006, respectively, for the unvested portion of previously granted employee awards outstanding as of the date of adoption.


         The following summarizes all of our option transactions from November 1, 2005 to April 30, 2006:

                                                           Weighted
                                                           Average
                                        Weighted Average   Remaining
                                         Exercise Price   Contractual  Aggregate
                                           Per Common        Life      Intrinsic
Outstanding Options             Shares        Share       (in years)     Value
----------------------------- ----------   ----------     ---------   ----------

Balance, October 31, 2005        687,167   $     0.51

Granted                          165,000         0.39

Exercised                             --           --

Canceled or expired              (32,500)        0.41
                              ----------   ----------

Balance, April 30, 2006          819,667   $     0.49          4.45   $  630,000
                              ----------   ----------     ---------   ----------

Exercisable at April 30, 2006    809,667   $     0.49          4.39   $  622,000
                              ==========   ==========     =========   ==========


                                                           Weighted
                                                           Average
                                        Weighted Average   Remaining
                                         Exercise Price   Contractual  Aggregate
                                           Per Common        Life      Intrinsic
Outstanding Warrants            Shares        Share       (in years)     Value
----------------------------- ----------   ----------     ---------   ----------

Balance, October 31, 2005     12,004,770   $     0.60

Granted                        4,400,000         0.62

Exercised                     (1,000,000)        0.43

Canceled or expired           (4,278,655)        0.64
                              ----------   ----------

Balance, April 30, 2006       11,126,115   $     0.61          4.00   $7,283,000
                              ----------   ----------     ---------   ----------
Exercisable at April 30, 2006  6,877,504   $     0.63          2.07   $4,319,000
                              ==========   ==========     =========   ==========

         The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on April 30, 2006 and the exercise price, multiplied by the number of fin-the-money options) that would have been received by the option holder had all option holders exercised their options on April 30, 2006. Total intrinsic value of options exercised during the six months ended April 30, 2006 was $215,000. As of April 30, 2006, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $1.9 million, which is expected to be recognized over a weighted average period of approximately 4.62 years.

         The weighted average fair value of options granted during the six months ended April 30, 2006 was $0.46.

         The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected term of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:

             Risk-free
April 30,  interest rate  Expected term  Expected Volatility  Expected dividends
---------  -------------  -------------  -------------------  ------------------
2005            3.00%        5 years            48.62%               ---
2006            4.71%        5 years            99.55%               ---


         We have determined the 2006 expected term assumption under the "Simplified Method" as defined in SAB 107. For fiscal 2006, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

Fair Value Disclosures - Prior to Adopting SFAS No. 123(R)
----------------------------------------------------------

         We adopted SFAS 123(R) using the modified prospective transition method, which requires that application of the accounting standard as of November 1, 2005, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three and six months ended April 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation during fiscal 2005.

                                                     Three            Six
                                                  Months Ended    Months Ended
April 30,                                             2005            2005
---------                                          -----------    -----------

Net loss as reported                               $  (596,000)   $(2,794,000)

Deduct: Total stock-based employee
  compensation expense determined
  under fair value-based method                        (46,000)       (92,000)
                                                   -----------    -----------

Pro forma net loss                                 $  (642,000)   $(2,886,000)
                                                   ===========    ===========

Loss per share:
Basic and diluted loss per share - as reported     $     (0.02)   $     (0.07)
                                                   ===========    ===========

Basic and diluted loss per share - pro forma       $     (0.02)   $     (0.07)
                                                   ===========    ===========

NOTE 5 - CAPITAL TRANSACTIONS

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


NOTE 6 - SUBSEQUENT EVENT

         On May 15, 2006, we opened an additional multi-modality site in Emeryville, California which will eventually provide MRI, CT, ultrasound and x-ray services. At the opening, the site provided only MRI services. We entered into a new building lease for 6,500 square feet with a beginning monthly rental of $9,754 and invested approximately $1.4 million in leasehold improvements for the new center. The improvements were paid for from working capital.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operate a group of regional networks comprised of 62 fixed-site freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets, which have both high-density and expanding populations, as well as attractive payor diversity.

         All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty four of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Thirty of our facilities are single-modality sites, offering either X-ray, MRI or PET services. Consistent with our regional network strategy, we locate our single-modality sites near multi-modality sites to help accommodate overflow in targeted demographic areas.

         We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. During the six months ended April 30, 2005 and 2006, we derived 58% of our net revenue from MRI and CT scans. Over the past years, we have increased net revenue primarily through improvements in net reimbursement, expansions of existing facilities, upgrades in equipment and development of new facilities.

         The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the six months ended April 30, 2006 by the following table:

                                                                   Percentage
                                                                     of Net
Payor Type                                                          Revenue
----------                                                        -----------

    Insurance(1)                                                      41%
    Managed Care Capitated Payors                                     28
    Medicare/Medi-Cal                                                 18
    Other(2)                                                          10
    Workers Compensation/Personal Injury                               3

------------

(1) Includes Blue Cross/Blue Shield, which represented 15% of our net revenue for the three months ended April 30, 2006.
(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

         Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services or us and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the six months ended April 30, 2006. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

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

ADOPTION OF SFAS NO. 123(R) AND EQUITY-BASED COMPENSATION EXPENSE

         During the first quarter of fiscal 2006, we adopted SFAS No. 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all options were valued using a Black-Scholes model.

         In anticipation of the adoption of SFAS No. 123(R), we did not modify the terms of any previously granted awards.

         Our operating earnings for the three and six months ended April 30, 2006 were adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123 (R). We recorded $197,000 and $237,000, respectively, for equity-based compensation during the three and six months ended April 30, 2006. As of April 30, 2006, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $1.9 million, which is expected to be recognized over a weighted average period of approximately 4.62 years. The weighted fair value of options granted during the six months ended April 30, 2006 is $0.46.

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

         Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at April 30, 2006, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. Historically, BRMG financed these receivables under a working capital facility with Bridge Healthcare Finance LLC, or Bridge, and regularly advanced to us the funds that it drew under this working capital facility, which we used for our own working capital purposes. We repaid or offset these advances with periodic payments from BRMG to us under the management agreement. We guaranteed BRMG's obligations under this working capital facility. Effective March 9, 2006, the line of credit with Bridge was paid and closed with the issuance of a new $161 million senior secured credit facility.

         As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.


                                                      Six months ended April 30,
                                                      --------------------------
                                                          2005          2006
                                                      -----------   ------------

Net revenue                                              100.0%        100.0%
Operating expenses:
  Operating expenses                                      76.5          75.0
  Depreciation and amortization                           12.5          10.4
  Provision for bad debts                                  2.6           3.5
  Loss (Gain) on disposal of equipment, net                1.0          (0.0)
                                                      -----------   ------------

     Total operating expense                              92.6          88.9

Income from operations                                     7.4          11.1

Other expense (income):
  Interest expense                                        12.3          11.5
  Loss (Gain) on debt extinguishments, net                (0.7)          2.7
  Other income                                            (0.2)           --
  Other expense                                             --           1.0
                                                      -----------   ------------

     Total other expense                                  11.4          15.2
                                                      -----------   ------------

Net loss                                                  (4.0)         (4.0)
                                                      ===========   ============

SIX MONTHS ENDED APRIL 30, 2005 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2006

         During the last six months, we continued our efforts to enhance our operations and expand our network, while improving our financial position and cash flows. Our results for the six months ended April 30, 2006 were affected by the opening and integration of new facilities, the restructuring of our existing line of credit, notes payable and capital lease obligations, increases in capitation reimbursement and our continuing focus on controlling operating expenses. As a result of these factors and the other matters discussed below, we experienced an increase in income from operations of $3.6 million, but due to a legal settlement and costs related to our debt restructuring, we also increased our net loss by $384,000 for the six months ended April 30, 2006 when compared to the same period last year.

         We had a working capital deficit of $4.3 million at April 30, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $3.2 million and $2.8 million for the six months ended April 30, 2006 and 2005, respectively. We also had a stockholders' deficit of $73.5 million at April 30, 2006 compared to a $70.6 million deficit at October 31, 2005.

         The working capital deficit as of October 31, 2005 included the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities expected to be refinanced. We were subject to financial covenants under our debt agreements and believed we may have been unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt was reclassified as a current liability.

         Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs are being amortized on a straight-line basis over 65 months and are included in other assets. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that are unpaid as of April 30, 2006 and classified as accrued expenses under current liabilities. The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The new loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum, or $860,000.

NET REVENUE

         Net revenue for the six months ended April 30, 2006 was $78.1 million compared to $69.3 million for the same period in fiscal 2005, an increase of approximately $8.8 million.

         In addition to new capitation contracts, we have continued to improve our yield from capitation as a result of contractual and negotiated increases in reimbursement coupled with improved collections of co-payments from the individual patients. For the six months ended April 30, 2006 and 2005, net capitation revenue, including co-payments, was $21.5 million and $18.2 million, respectively, an increase of approximately $3.3 million. For the six months ended April 30, 2006 and 2005, net insurance revenue, which includes blue cross, blue shield, hmo, ppo, fee for service and commercial insurance, was $32.2 million and $27.9 million, respectively, an increase of approximately $4.3 million. For the six months ended April 30, 2006 and 2005, net medicare and medi-cal revenue was $14.1 million and $12.0 million, respectively, an increase of approximately $2.1 million. The improvements in net revenue were primarily the result of increased marketing efforts, new contracts, maturing centers, pull-through or referred business from expanding capitation arrangements, and expanding facilities and new satellite locations.

         On the other hand, special group contract and workers compensation business continued to decline due to changes in the workers' compensation laws in California which made it more difficult for litigated claimants. For the six months ended April 30, 2006 and 2005, net special group contract and workers compensation revenue was $7.8 million and $8.8 million, respectively, a decrease of approximately $1.0 million.

         During the six months ended April 30, 2006, the largest net revenue increases were at the Temecula and Tarzana facilities with combined increases of approximately $4.5 million when comparing results with the same period last year. Tarzana's continued growth is due to hiring of key physicians in the region, the location of the facilities, the increased utilization of PET, increased marketing efforts and state of the art medical equipment. The Temecula facilities' continued growth is due to a variety of factors including their physical locations, the return of a large capitation agreement, improvements in contracted reimbursement, the opening of additional satellite facilities, the ramp-up of the Murrieta site which opened in December 2004, and increases in patient volume and throughput.

         The largest decrease in net revenue was at the Beverly Hills' facilities which when combined decreased approximately $0.5 million when comparing results with the same period last year. The net revenue decrease was due to increased competition in the area.

OPERATING EXPENSES

         Operating expenses for the six months ended April 30, 2006 increased approximately $5.2 million from $64.2 million in the six months ended April 30, 2005 to $69.4 million in the same period this year. The increase was offset by $0.7 million for the loss on the disposal of equipment when we traded-in an MRI in the six months ended April 30, 2005.

         The following table sets forth our operating expenses for the six months ended April 30, 2005 and 2006 (dollars in thousands):

                                                      Six Months Ended April 30,
                                                      --------------------------
                                                          2005          2006
                                                      ------------  ------------
Salaries and professional reading fees                $    32,778   $    36,521
Building and equipment rental                               3,888         4,208
General administrative expenses                            16,336        17,867
                                                      ------------  ------------

Total operating expenses                                   53,002        58,596

Depreciation and amortization                               8,662         8,104
Provision for bad debt                                      1,843         2,739
Loss (gain) on disposal of equipment, net                     698           (14)


o  SALARIES AND PROFESSIONAL READING FEES

         Salaries and professional reading fees increased $3.7 million for the six months ended April 30, 2006 when compared to the same period last year. The majority of the increase is due to the $8.8 million increase in net revenue including the variable labor necessary to service the additional patient volume and the additional satellite locations, and the compensation to physicians with contracted fees based upon a percentage of net revenue. In addition, during the six months ended April 30, 2006, we recorded stock-based compensation expense of $0.2 million based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. No stock-based compensation expense was recognized in the six months ended April 30, 2005.

o  BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $0.3 million for the six months ended April 30, 2006 when compared to the same period last year. The increase is primarily due to the addition of building rental expense for the new centers in Emeryville, Westlake and additional satellite facilities coupled with annual increases in base rentals from previously existing leased facilities.

o  GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses increased $1.5 million for the six months ended April 30, 2006 when compared to the same period last year. The increase is primarily due to the $8.8 million increase in net revenue and the related variable general and administrative expenses necessary to service the additional patient volume, and other expenses that are based upon a percentage of net revenue, including equipment maintenance. The equipment maintenance agreement fees increased from 3.50% of net revenue in fiscal 2005 to 3.62% of net revenue in fiscal 2006.

o  DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $0.6 million for the six months ended April 30, 2006 when compared to the same period last year. The decrease was primarily the result of decreases in capital expenditures in the six months ended April 30, 2006 compared to the same period last year. During the six months ended April 30, 2005, we purchased property and equipment of $1.9 million and entered into new capital leases of approximately $4.8 million. During the same period this year, we purchased property and equipment of $3.2 million and entered into new capital leases of approximately $0.4 million.

o  PROVISION FOR BAD DEBT

         The $0.9 million increase in the provision for bad debt for the six months ended April 30, 2006 when compared to the same period last year was primarily a result of the $8.8 million increase in net revenue during the same period coupled with an increase in bad debt as a percentage of net revenue due to the write-off of older accounts receivable, including accounts receivable on external third-party billing systems, to collection.

o  LOSS ON DISPOSAL OF EQUIPMENT, NET

         The $0.7 million net loss on the disposal of equipment for the six months ended April 30, 2005 was primarily due to the trade-in of an MRI and replacing the equipment with an enhanced machine which improved throughput and volume demands at one of our Tarzana facilities.


INTEREST EXPENSE

         Interest expense for the six months ended April 30, 2006 increased $0.5 million when compared to the same period last year. The increase was primarily due to the restructuring of our line of credit, notes payable and capital lease obligations in March 2006 and the financing of an additional $5.6 million in transaction fees coupled with a slightly higher weighted average interest rate during the period.

LOSS (GAIN) ON DEBT EXTINGUISHMENTS, NET

         In the six months ended April 30, 2005, we recognized gains from extinguishments of debt for $0.5 million for the write-off of certain notes payable past statute for $475,000 and the settlement of other notes payable at a discount of $40,000. During the six months ended April 30, 2006, due to the March 2006 debt restructuring, we recognized a net loss on extinguishment of debt of $2.1 million that is comprised of a gain of $2.1 million for a discount on notes payable, $2.1 million in pre-payment penalties, and $2.1 million for the write-off of capitalized debt issue costs.

OTHER INCOME

         In the six months ended April 30, 2005, we earned other income of $0.1 million. During the six months ended April 30, 2005, we recognized gains from write-off of liabilities previously expensed in fiscal 2004 for approximately $62,000, deferred rental income of $45,000, and record copy income of $24,000. We had no other income during the six months ended April 30, 2006.

OTHER EXPENSE

         In the six months ended April 30, 2005 and 2006, we incurred other expense of $25,000 and $0.8 million, respectively. During the six months ended April 30, 2005, we recognized losses on the write-off of other assets of $25,000. During the six months ended April 30, 2006, we recorded expenses of $0.8 million which are comprised of the $0.5 million settlement with Broadstream and related legal fees.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.

                                                    Three months ended April 30,
                                                    ----------------------------

                                                        2005             2006
                                                       -------         -------
Net revenue                                             100.0%          100.0%
  Operating expenses:
  Operating expenses                                     74.3            74.3
  Depreciation and amortization                          12.3            10.2
  Provision for bad debts                                 2.7             3.5
  Loss on disposal of equipment, net                      1.8            (0.0)
                                                       -------         -------

Total operating expense                                  91.1            88.0

Income from operations                                    8.9            12.0

Other expense (income):
  Interest expense                                       12.2            11.4
  Loss (gain) on debt extinguishments, net                 --             5.3
  Other income                                           (1.6)             --
  Other expense                                            --             2.1
                                                       -------         -------

Total other expense                                      10.6            18.8
                                                       -------         -------

Net loss                                                 (1.7)           (6.8)
                                                       =======         =======

THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2006

NET REVENUE

         Net revenue for the three months ended April 30, 2006 was $39.6 million compared to $35.2 million for the same period in fiscal 2005, an increase of approximately $4.4 million.

         In addition to new capitation contracts, we have continued to improve our yield from capitation as a result of contractual and negotiated increases in reimbursement coupled with improved collections of co-payments from the individual patients. For the three months ended April 30, 2006 and 2005, net capitation revenue, including co-payments, was $10.7 million and $8.9 million, respectively, an increase of approximately $1.8 million. For the three months ended April 30, 2006 and 2005, net insurance revenue, which includes blue cross, blue shield, hmo, ppo, fee for service and commercial insurance, was $16.3 million and $14.4 million, respectively, an increase of approximately $1.9 million. For the three months ended April 30, 2006 and 2005, net medicare and medi-cal revenue was $7.3 million and $6.4 million, respectively, an increase of approximately $0.9 million. The improvements in net revenue were primarily the result of increased marketing efforts, new contracts, maturing centers, pull-through or referred business from expanding capitation arrangements, and expanding facilities and new satellite locations.

         On the other hand, special group contract and workers compensation business continued to decline due to changes in the workers' compensation laws in California which made it more difficult for litigated claimants. For the three months ended April 30, 2006 and 2005, net special group contract and workers compensation revenue was $4.0 million and $4.3 million, respectively, a decrease of approximately $0.3 million.

         During the three months ended April 30, 2006, the largest net revenue increases were at the Temecula and Tarzana facilities with combined increases of approximately $2.0 million when comparing results with the same period last year. Tarzana's continued growth is due to hiring of key physicians in the region, the location of the facilities, the increased utilization of PET, increased marketing efforts and state of the art medical equipment. The Temecula facilities' continued growth is due to a variety of factors including their physical locations, the return of a large capitation agreement, improvements in contracted reimbursement, the opening of additional satellite facilities, the ramp-up of the Murrieta site which opened in December 2004, and increases in patient volume and throughput.

         The largest decrease in net revenue was at the Beverly Hills' facilities which when combined decreased approximately $0.2 million when comparing results with the same period last year. The net revenue decrease was due to increased competition in the area.


OPERATING EXPENSES

         Operating expenses for the three months ended April 30, 2006 increased approximately $2.7 million from $32.1 million in the six months ended April 30, 2005 to $34.8 million in the same period this year. The increase was offset by $0.7 million for the loss on the disposal of equipment when we traded-in an MRI in the six months ended April 30, 2005.

         The following table sets forth our operating expenses for the three months ended April 30, 2005 and 2006 (dollars in thousands):

                                                    Three months ended April 30,
                                                    ----------------------------

                                                       2005             2006
                                                     ---------       ---------
Salaries and professional reading fees               $ 16,073        $ 18,247
Building and equipment rental                           1,915           2,125
General administrative expenses                         8,149           9,055

                                                     ---------       ---------

Total operating expenses                               26,137          29,427

Depreciation and amortization                           4,339           4,017
Provision for bad debt                                    934           1,390
Loss on disposal of equipment, net                        649             (14)


o  SALARIES AND PROFESSIONAL READING FEES

         Salaries and professional reading fees increased $2.2 million for the three months ended April 30, 2006 when compared to the same period last year. The majority of the increase is due to the $4.4 million increase in net revenue including the variable labor necessary to service the additional patient volume and the additional satellite locations, and the compensation to physicians with contracted fees based upon a percentage of net revenue. In addition, during the three months ended April 30, 2006, we recorded stock-based compensation expense of approximately $170,000 based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. No stock-based compensation expense was recognized in the three months ended April 30, 2005.

o  BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $0.2 million for the three months ended April 30, 2006 when compared to the same period last year. The increase is primarily due to the addition of building rental expense for the new centers in Emeryville, Westlake and additional satellite facilities coupled with annual increases in base rentals from previously existing leased facilities.

o  GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses increased $0.9 million for the three months ended April 30, 2006 when compared to the same period last year. The increase is primarily due to the $4.4 million increase in net revenue and the related variable general and administrative expenses necessary to service the additional patient volume, and other expenses that are based upon a percentage of net revenue, including equipment maintenance. The equipment maintenance agreement fees increased from 3.50% of net revenue in fiscal 2005 to 3.62% of net revenue in fiscal 2006.

o  DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $0.3 million for the three months ended April 30, 2006 when compared to the same period last year. The decrease was primarily the result of decreases in capital expenditures in fiscal 2006 compared to the same period last year. During the first two quarters of fiscal 2005, we purchased property and equipment of $1.9 million and entered into new capital leases of approximately $4.8 million. During the same period this year, we purchased property and equipment of $3.2 million and entered into new capital leases of approximately $0.4 million.

o  PROVISION FOR BAD DEBT

         The $0.5 million increase in the provision for bad debt for the three months ended April 30, 2006 when compared to the same period last year was primarily a result of the $4.4 million increase in net revenue during the same period coupled with an increase in bad debt as a percentage of net revenue due to the write-off older accounts receivable, including accounts receivable on external third-party billing systems, to collection.

o  LOSS ON DISPOSAL OF EQUIPMENT, NET

         The $0.7 million net loss on the disposal of equipment for the six months ended April 30, 2005 was primarily due to the trade-in of an MRI and replacing the equipment with an enhanced machine which improved throughput and volume demands at one of our Tarzana facilities


INTEREST EXPENSE

         Interest expense for the three months ended April 30, 2006 increased $0.3 million when compared to the same period last year. The increase was primarily due to the restructuring of our line of credit, notes payable and capital lease obligations in March 2006 and the financing of an additional $5.6 million in transaction fees coupled with a slightly higher weighted average interest rate during the period.

LOSS (GAIN) ON DEBT EXTINGUISHMENTS, NET

         In the three months ended April 30, 2005, we recognized gains from extinguishments of debt for $0.5 million for the write-off of certain notes payable past statute for $475,000 and the settlement of other notes payable at a discount of $40,000. During the three months ended April 30, 2006, due to the March 2006 debt restructuring, we recognized a net loss on extinguishment of debt of $2.1 million that is comprised of a gain of $2.1 million for a discount on notes payable, $2.1 million in pre-payment penalties, and $2.1 million for the write-off of capitalized debt issue costs.

OTHER INCOME

         In the three months ended April 30, 2005, we earned other income of $0.1 million including deferred rental income of $22,000 and record copy income of $11,000.

OTHER EXPENSE

         During the three months ended April 30, 2006, we recorded expenses of $0.8 million which are comprised of the $0.5 million settlement with Broadstream and related legal fees. There was no other expense for the three months ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $4.3 million at April 30, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $2.7 million and $0.6 million during the three months ended April 30, 2006 and 2005, respectively, and had losses from operations of $3.2 million and $2.8 million for the six months ended April 30, 2006 and 2005, respectively. We also had a stockholders' deficit of $73.5 million at April 30, 2006 compared to a $70.6 million deficit at October 31, 2005.

         The working capital deficit increased as of October 31, 2005 due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities expected to be refinanced. We were subject to financial covenants under our debt agreements and believed we may have been unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt was reclassified as a current liability.

         Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs are being amortized on a straight-line basis over 65 months and are included in other assets. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that are unpaid as of April 30, 2006 and classified as accrued expenses under current liabilities. The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum, or $860,000, paid quarterly.

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

         As part of the refinancing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. On April 11, 2006, effective April 28, 2006, on $73.0 million (one half of our First and Second Lien Term Loans of $146.0 million), we entered into an interest rate swap fixing the LIBOR rate of interest at 5.47% for a period of three years. Previously, the interest rate on the $73.0 million was based upon a spread over LIBOR which floats with market conditions. In addition, as a requirement of the deal, 75% of our excess cash flow is to be used to repay principal on the $86 million term loan once per year within 105 days after our fiscal year end. Excess cash flow is defined as earnings before interest, taxes, depreciation and amortization plus decreases in working capital and extraordinary gains minus: (i) capital expenditures; (ii) interest expense; (iii) scheduled principal payments on existing debt; (iv) income taxes; (v) increases in working capital; (vi) extraordinary losses; (vii) voluntary prepayments of the $86 million term loan;
(vii) and amounts paid for acquisitions.

         Under the new facility, we are subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility is governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. Borrowings under the historical Bridge credit facility were calculated from a formula based upon our net eligible accounts receivable. As of April 30, 2006, we had approximately $12.7 million of availability. As a result of the completed financing, we were able to reclassify the majority of our notes and capital lease obligations as noncurrent as of April 30, 2006 and improve our working capital significantly.

         We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with General Electric Capital Corporation. We finance the acquisition of equipment mainly through capital and operating leases. As of April 30, 2006 and October 31, 2005, our line of credit liabilities were $2.3 million and $13.3 million, respectively.

         During the second quarter of fiscal 2006, Howard G. Berger, M.D., our president, director and largest shareholder had outstanding advances to us of $2,605,000. Our obligation to Dr. Berger was repaid as part of our March 9, 2006 refinancing.

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


SOURCES AND USES OF CASH

         There was no change in cash for the six months ended April 30, 2006 and 2005, respectively.

         Cash provided by operating activities for the six months ended April 30, 2006 was $6.3 million compared to $3.0 million for the same period in 2005, an increase of $3.3 million. The primary reason for the increase in cash provided by operating activities was due to net noncash expenses from early extinguishments of debt related to the March 2006 debt restructuring of approximately $2.0 million. In addition, interest accrued but unpaid for the six months ended April 30, 2006 and 2005 was $1.6 million and $0.4 million, respectively, and increase of $1.2 million. The increase was primarily due to interest that was not paid but was accrued in the restructured notes payable.

         Cash used by investing activities for the six months ended April 30, 2006 was $3.5 million compared to $1.8 million for the same period in 2005. For the six months ended April 30, 2006 and 2005, we purchased property and equipment for approximately $3.3 million and $1.9 million, respectively. During the six months ended April 30, 2005, we received proceeds from the sale of equipment of $65,000. During the six months ended April 30, 2006, we invested $0.2 million in a PET center.

         Cash used for financing activities for the six months ended April 30, 2006 was $2.8 million compared to $1.2 million for the same period in 2005. For fiscal 2006 and 2005, we made principal payments on capital leases and notes payable of $5.4 million and $5.0 million, respectively, and received proceeds from borrowings on lines of credit and notes payable of approximately $1.0 million and $5.3 million, respectively. In addition, as part of the March 2006 debt restructuring, we repaid existing debt of $141.2 million and debt issue costs of $5.6 million with proceeds from borrowings on notes payable of $146.5 million and cash. During the six months ended April 30, 2006, we increased our cash disbursements in transit by $2.0 million. During the six months ended April 30, 2005, we made payments on lines of credit of $1.2 million and reduced our cash disbursements in transit by $0.2 million.


CONTRACTUAL COMMITMENTS

         Our future obligations for notes payable, equipment under capital` leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

For the twelve months ended April 30,

                                                                                  There-
                            2007       2008      2009        2010       2011      after      Total
                          --------   --------   --------   --------   --------   --------   --------
Notes payable             $    860   $    860   $144,065   $     --         --         --   $145,785
Capital leases*              2,255      1,550      1,385        887         --         --      6,077
Line of credit                  --         --      2,289         --         --         --      2,289
Subordinated debentures         --         --     16,147         --         --         --     16,147
Operating leases(1)          8,284      7,671      7,443      7,461      7,424     62,287    100,570
Purchase obligations(2)      1,250         --         --         --         --         --      1,250
                          --------   --------   --------   --------   --------   --------   --------

Total(3)                  $ 12,649   $ 10,081   $171,329   $  8,348   $  7,424   $ 62,287   $272,118

-------------

o        Includes interest.

1        Includes all existing options to extend lease terms.
2        Includes a three-year obligation to purchase imaging film from Fuji.
         We must purchase an aggregate of $7.5 million of film at a rate of approximately $2.5 million per year over the term of the agreement.
3 Does not include our obligation under our maintenance agreement with GE Medical Systems described below.


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

RISKS RELATING TO OUR BUSINESS

WE MAY NOT BE ABLE TO GENERATE SUFFICIENT CASH FLOW TO MEET OUR DEBT SERVICE OBLIGATIONS.

         Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Our inability to generate sufficient cash flow to satisfy our debt and other contractual obligations would adversely impact our business, financial condition and results of operations. Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. As a result of the completed financing, we were able to reclassify the majority of our notes and capital lease obligations as noncurrent as of April 30, 2006 and improve our working capital significantly.

OUR ABILITY TO GENERATE REVENUE DEPENDS IN LARGE PART ON REFERRALS FROM
PHYSICIANS

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

CHANGES IN THIRD-PARTY REIMBURSEMENT RATES OR METHODS FOR DIAGNOSTIC IMAGING SERVICES COULD RESULT IN A DECLINE IN OUR NET REVENUE AND NEGATIVELY IMPACT OUR BUSINESS

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

         The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure involving contiguous body parts when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. This rate reduction will occur in two steps, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007. For the twelve months ended October 31, 2005, Medicare revenue from our imaging centers represented approximately 15% of our total revenue. Of this amount, approximately 54% was from MRI and CT, the modalities affected more significantly by the reimbursement reductions. If both the HOPPS and contiguous body part reimbursement reductions contained in the DRA had been in effect during fiscal year 2005, we estimate that our revenue would have been reduced by approximately $2.5-$3.0 million.

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

IF BRMG OR ANY OF OUR OTHER CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US, OUR BUSINESS COULD SUBSTANTIALLY DIMINISH

         Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 42 of our 64 facilities, contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities, and must use its best efforts to provide the professional medical services at any new facilities that we open or acquire. In addition, BRMG's strong relationships with referring physicians are largely responsible for the revenue generated at the facilities it services. Although our management agreement with BRMG runs until 2014, BRMG has the right to terminate the agreement if we default on our obligations and fail to cure the default. Also, BRMG's ability to continue performing under the management agreement may be curtailed or eliminated due to BRMG's financial difficulties, loss of physicians or other circumstances. If BRMG cannot perform its obligation to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by BRMG. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group's relationships with referring physicians may not be as extensive as those of BRMG. In any such event, our business could be seriously harmed. In addition, BRMG is party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

TECHNOLOGICAL CHANGE IN OUR INDUSTRY COULD REDUCE THE DEMAND FOR OUR SERVICES AND REQUIRE US TO INCUR SIGNIFICANT COSTS TO UPGRADE OUR EQUIPMENT.

         The development of new technologies or refinements of existing modalities may require us to upgrade and enhance our existing equipment before we may otherwise intend. Many companies currently manufacture diagnostic imaging equipment. Competition among manufacturers for a greater share of the diagnostic imaging equipment market may result in technological advances in the speed and imaging capacity of new equipment. This may accelerate the obsolescence of our equipment, and we may not have the financial ability to acquire the new or improved equipment. In that event, we may be unable to deliver our services in the efficient and effective manner that payors, physicians and patients expect and thus our revenue could substantially decrease. During fiscal 2005, we traded-in and upgraded our existing MRI at Tarzana Advanced to increase throughput and patient volume and compete in the marketplace. We incurred a loss on disposal of equipment of approximately $0.7 million for the upgrade.

WE HAVE EXPERIENCED OPERATING LOSSES AND WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO IMPROVE OUR FINANCIAL PERFORMANCE, WE MAY BE UNABLE TO PAY OUR OBLIGATIONS.

         We have incurred net losses of $2.8 million and $3.2 million during the six months ended April 30, 2005 and 2006, respectively, and at April 30, 2006 we had an accumulated stockholders' deficit of $73.5 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

         For the six months ended April 30, 2006, we derived approximately 28% of our net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

         Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medi-Cal programs. For the six months ended April 30, 2006, approximately 18% of our net revenue came from the Medicare and Medi-Cal programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

         A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. As part of the refinancing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. On April 11, 2006, effective April 28, 2006, on $73.0 million (one half of our First and Second Lien Term Loans of $146.0 million), we entered into an interest rate swap fixing the LIBOR rate of interest at 5.47% for a period of three years. Previously, the interest rate on the $73.0 million was based upon a spread over LIBOR which floats with market conditions. In addition, our credit facility, classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest because it is based upon the current prime rate plus a factor.


ITEM 4: CONTROLS AND PROCEDURES

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

PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Broadstream Capital Partners, LLC v. Primedex Health Systems, Inc., Los
         -----------------------------------------------------------------------
Angeles Superior Court Case No. SC 084691.
------------------------------------------

         This case arose in connection with a financing agreement we entered into with a third party. James Goldfarb, a partner of Broadstream Capital Partners, LLC ("Broadstream"), and once a member of our Board of Directors, arranged a meeting between us and a third party to discuss the third party financing for the purchase of a portion of our debt owed to DVI Financial Services, which had filed for bankruptcy. Goldfarb alleged that, on behalf of Broadstream, he entered into an oral agreement with us under which we owed Broadstream a "finder's fee" for setting up this meeting. Broadstream filed suit against us, and Howard G. Berger, M.D., our president, for damages. On April 4, 2006, we settled the matter. Pursuant to the settlement, we agreed to pay to Broadstream $500,000 payable over a one and one-half year period.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended April 30, 2006, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

         o In February 2006, we issued to one of BRMG's radiologists a five-year warrant exercisable at a price of $0.40 per share, which was the public market closing price for our common stock on the transaction date, to purchase 200,000 shares of our common stock.
         o In March 2006, we issued to two of BRMG's radiologists five-year warrants exercisable at $0.40 per share, which was the public market closing price for our common stock on the transaction date, to purchase an aggregate of 300,000 shares of our common stock.
         o In March 2006, pursuant to our compensation agreement with our independent directors, we issued to two of our independent directors five-year warrants exercisable at $0.50 per share, which was the public market closing price for our common stock on the transaction date, to purchase an aggregate of 100,000 shares of our common stock.
         o In March 2006, we issued to one of our key employees a seven-year warrant exercisable at a price of $0.56 per share, which was the public market closing price for our common stock on the transaction date, to purchase 3,000,000 shares of our common stock.
         o In April 2006, we issued to one of our key employees a six-year warrant exercisable at a price of $1.26 per share, which was the public market closing price on the transaction date, to purchase 500,000 shares of our common stock.

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



                                                 PRIMEDEX HEALTH SYSTEMS, INC.

                                                 -------------------------------
                                                 (Registrant)



Date:  June 14, 2006                             By   /s/ HOWARD G. BERGER, M.D.
                                                      --------------------------

Howard G. Berger, M.D., President and Director
(Principal Executive Officer)



Date:  June 14, 2006                             By   /s/ MARK D. STOLPER
                                                      --------------------------

Mark D. Stolper, Chief Financial Officer
(Principal Accounting Officer)