Form 10-Q
period 2006-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2006-09-14
CIK 790526

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006

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

         The number of shares outstanding of the registrant's common stock as of September 6, 2006 was 42,228,761 (excluding treasury shares).

================================================================================


                         PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                           CONSOLIDATED BALANCE SHEETS

                                                               OCTOBER 31,        JULY 31,
                                                                  2005        2006 (UNAUDITED)
                                                              -------------    -------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                 $       2,000    $       2,000
    Accounts receivable, net                                     22,319,000       24,299,000
    Unbilled receivables and other receivables                      476,000        1,035,000
    Other                                                         1,799,000        3,533,000
                                                              -------------    -------------
             Total current assets                                24,596,000       28,869,000
                                                              -------------    -------------

PROPERTY AND EQUIPMENT, NET                                      68,107,000       62,836,000
                                                              -------------    -------------

OTHER ASSETS
    Accounts receivable, net                                      1,267,000        1,379,000
    Goodwill                                                     23,099,000       23,099,000
    Deferred financing costs                                        472,000        5,198,000
    Trade name and other                                          3,692,000        5,219,000
                                                              -------------    -------------
             Total other assets                                  28,530,000       34,895,000
                                                              -------------    -------------

             Total assets                                     $ 121,233,000    $ 126,600,000
                                                              =============    =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Cash disbursements in transit                             $   3,425,000    $   5,748,000
    Line of credit                                               13,341,000               --
    Accounts payable and accrued expenses                        22,469,000       20,962,000
    Short-term notes expected to be refinanced:
      Notes payable                                              69,066,000               --
      Obligations under capital lease                            56,927,000               --
    Notes payable                                                 1,101,000          867,000
    Obligations under capital lease                               1,697,000        1,849,000
                                                              -------------    -------------
             Total current liabilities                          168,026,000       29,426,000
                                                              -------------    -------------

LONG-TERM LIABILITIES
    Subordinated debentures payable                              16,147,000       16,147,000
    Line of credit                                                       --        6,868,000
    Notes payable to related party                                3,533,000               --
    Notes payable, net of current portion                                --      145,154,000
    Obligations under capital lease, net of current portion       4,129,000        3,552,000
    Accrued expenses                                                 31,000           22,000
                                                              -------------    -------------
             Total long-term liabilities                         23,840,000      171,743,000
                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT                                           (70,633,000)     (74,569,000)
                                                              -------------    -------------

    Total liabilities and stockholders' deficit               $ 121,233,000    $ 126,600,000
                                                              =============    =============

    The accompanying notes are an integral part of these financial statements


                                  PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
JULY 31,                                          2005              2006            2005              2006
--------                                      -------------    -------------    -------------    -------------
NET REVENUE                                   $  36,178,000    $  40,336,000    $ 105,478,000    $ 118,462,000

OPERATING EXPENSES
    Operating expenses                           26,790,000       30,105,000       79,792,000       88,701,000
    Depreciation and amortization                 4,243,000        4,071,000       12,905,000       12,175,000
    Provision for bad debts                         946,000        2,000,000        2,789,000        4,739,000
    Loss on disposal of equipment, net                   --          224,000          698,000          210,000
                                              -------------    -------------    -------------    -------------
             Total operating expenses            31,979,000       36,400,000       96,184,000      105,825,000
                                              -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS                            4,199,000        3,936,000        9,294,000       12,637,000

OTHER EXPENSE (INCOME)
    Interest expense                              4,278,000        5,392,000       12,788,000       14,386,000
    Loss (gain) on debt extinguishment, net              --               --         (515,000)       2,097,000
    Other income                                    (42,000)              --         (173,000)              --
    Other expense                                        --               --           25,000          788,000
                                              -------------    -------------    -------------    -------------
             Total other expense                  4,236,000        5,392,000       12,125,000       17,271,000
                                              -------------    -------------    -------------    -------------

LOSS BEFORE EQUITY IN INCOME OF
    INVESTEE                                        (37,000)      (1,456,000)      (2,831,000)      (4,634,000)

    Equity in income of investee                         --           61,000               --           61,000
                                              -------------    -------------    -------------    -------------

NET LOSS                                      $     (37,000)   $  (1,395,000)   $  (2,831,000)   $  (4,573,000)
                                              =============    =============    =============    =============

BASIC AND DILUTED NET LOSS PER SHARE          $          --    $        (.03)   $        (.07)   $        (.11)
                                              =============    =============    =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basis and diluted                            41,207,900       42,039,081       41,137,405       41,663,841
                                              =============    =============    =============    =============

                    The accompanying notes are an integral part of these financial statements


                                          PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT


NINE MONTHS ENDED JULY 31, 2006

                       COMMON STOCK $.01 PAR VALUE,
                       100,000,000 SHARES AUTHORIZED                  TREASURY STOCK, AT COST
                         -------------------------     PAID-IN       --------------------------     ACCUMULATED     STOCKHOLDERS'
                            SHARES       AMOUNT        CAPITAL         SHARES         AMOUNT          DEFICIT          DEFICIT
                         -----------   -----------   -------------   -----------    -----------    -------------    -------------

BALANCE--
OCTOBER 31, 2005          43,231,813   $   433,000   $ 100,590,000    (1,825,000)   $  (695,000)   $(170,961,000)   $ (70,633,000)

Issuance of warrant               --            --         110,000            --             --               --          110,000

Exercise of warrants         819,781         8,000         173,000            --             --               --          181,000

Exercise of options            2,167            --           1,000            --             --               --            1,000

Share-based payments              --            --         345,000            --             --               --          345,000

Net loss                          --            --              --            --             --       (4,573,000)      (4,573,000)
                         -----------   -----------   -------------   -----------    -----------    -------------    -------------

BALANCE--
JULY 31, 2006
 (UNAUDITED)              44,053,761   $   441,000   $ 101,219,000    (1,825,000)   $  (695,000)   $(175,534,000)   $ (74,569,000)
                         ===========   ===========   =============   ===========    ===========    =============    =============


                            The accompanying notes are an integral part of these financial statements


                          PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES
                        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


NINE MONTHS ENDED JULY 31,                                              2005              2006
--------------------------                                          -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $   6,822,000    $   4,633,000
                                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                 (2,831,000)      (6,041,000)
    Investment in membership interest of PET center                            --         (237,000)
    Proceeds from sale of equipment                                        65,000               --
                                                                    -------------    -------------

             Net cash used by investing activities                     (2,766,000)      (6,278,000)
                                                                    -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Cash disbursements in transit                                       1,254,000        2,323,000
    Principal payments on notes and leases payable                     (9,565,000)      (6,105,000)
    Repayment of debt upon extinguishments                                     --     (141,242,000)
    Proceeds from issuance of common stock                                     --          182,000
    Proceeds from sale of equipment                                            --           15,000
    Proceeds from borrowings upon refinancing                                  --      146,468,000
    Proceeds from borrowings from related parties                       1,370,000               --
    Debt issue costs                                                           --       (5,608,000)
    Payments on line of credit                                         (2,398,000)              --
    Proceeds from short and long-term borrowings on notes payable       5,284,000        5,612,000
                                                                    -------------    -------------

             Net cash provided (used) by financing activities          (4,055,000)       1,645,000
                                                                    -------------    -------------

NET INCREASE (DECREASE) IN CASH                                             1,000               --
CASH, beginning of period                                                   1,000            2,000
                                                                    -------------    -------------

CASH, end of period                                                 $       2,000    $       2,000
                                                                    -------------    -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                        $  12,241,000    $  13,141,000
                                                                    -------------    -------------


SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
         During the nine months ended July 31, 2006 and 2005, we entered into capital lease obligations for approximately $996,000 and $4,781,000, respectively.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended July 31, 2006 and 2005 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2005.


LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $557,000 at July 31, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $1.4 million and $4.6 million during the three and nine months ended July 31, 2006, respectively, and had losses from operations of $2.9 million for the nine months ended July 31, 2005. We also had a stockholders' deficit of $74.6 million at July 31, 2006 compared to a $70.6 million deficit at October 31, 2005.

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

         Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs are being amortized on a straight-line basis over 65 months and are classified as Deferred financing costs. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that are unpaid as of July 31, 2006 and classified as accrued expenses under current liabilities. The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum, or $860,000, paid quarterly.

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

         Under the new facility, we are subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility is governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. As of July 31, 2006, we had approximately $8.1 million of availability based upon our borrowing base formula.

         During the second quarter of fiscal 2006, Howard G. Berger, M.D., our president, director and largest shareholder had outstanding advances to us of $2,605,000. Our obligation to Dr. Berger was repaid as part of our March 9, 2006 refinancing.

         On July 6, 2006, Primedex entered into an agreement and plan of merger for the acquisition of Radiologix, Inc. by Primedex through the merger of a wholly-owned subsidiary of Primedex with and into Radiologix. Upon successful completion of the merger, Radiologix stockholders will receive a combination of cash and Primedex common stock in exchange for their shares of Radiologix common stock. Pursuant to the merger, Radiologix stockholders will receive aggregate consideration of 22,621,922 shares of Primedex common stock and $42,950,000 in cash. Based upon the August 17, 2006 closing price of Primedex common stock of $1.57, each Radiologix stockholder would receive $1.85 in cash for each Radiologix share, plus one share of Primedex common stock for total consideration valued at $3.42 per share. The merger agreement also provides Primedex the option to elect to reduce the share consideration by up to 3.5 million shares and to increase the cash consideration by $2 per share, provided that Primedex advises Radiologix of its election prior to the mailing of the proxy statement. Upon completion of the merger, we estimate that, subject to adjustment as described above, Radiologix's former stockholders will own approximately 34.9% of the then-outstanding shares of Primedex common stock, based on the number of shares of Radiologix and Primedex common stock outstanding on August 17, 2006. Primedex's stockholders will continue to own their existing shares. In connection with the proposals set forth in this joint proxy statement/prospectus, Primedex stock may be subject to transfer restrictions which are necessary to preserve Primedex's unrestricted use of its net operating loss carry-forwards.

         Primedex has signed a commitment letter with GE Commercial Finance Healthcare Financial Services for a $405 million senior secured credit facility. The facility is expected to be used to finance the merger, to refinance existing indebtedness, to pay transaction costs and expenses relating to the merger and the credit facility and to provide financing for working capital needs post-merger. Consummation of the financing is a condition to the closing of the merger. The facility will consist of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility will have a term of five years, the term loan will have a term of six years and the second lien term loan will have a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. Primedex may, after a certain period, request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. It is anticipated that the credit facility will include customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees. The credit facility will contain such conditions to funding as are customary for senior secured facilities of this type.

         We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with General Electric Capital Corporation. We finance the acquisition of equipment mainly through capital and operating leases. As of July 31, 2006 and October 31, 2005, our line of credit liabilities were $6.9 million and $13.3 million, respectively.

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

         The following table summarizes net revenue for the three and nine months ended July 31, 2005 and 2006:

                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                  2005           2006           2005           2006
                              ------------   ------------   ------------   ------------
        Net patient service   $ 26,544,000   $ 29,755,000   $ 77,670,000   $ 86,376,000
        Capitation               9,634,000     10,581,000     27,808,000     32,086,000
                              ------------   ------------   ------------   ------------
        Net revenue           $ 36,178,000   $ 40,336,000   $105,478,000   $118,462,000
                              ============   ============   ============   ============

         Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California.

         Accounts receivable as of October 31, 2005 are presented net of allowances of approximately $59,491,000, of which $56,296,000 is included in current and $3,195,000 is included in noncurrent. Accounts receivable as of July 31, 2006, are presented net of allowances of approximately $54,397,000 of which $51,476,000 is included in current and $2,921,000 is included in noncurrent.

         CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

         With respect to accounts receivable, we routinely assess the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the three and nine months ended July 31, 2005 and 2006 were:

                                        For the Three          For the Nine
                                         Months Ended          Months Ended
                                       --------------          ------------
                                       2005      2006          2005    2006
                                       --------------          ------------

       Capitation contracts            27 %      26 %          26 %    27 %
       HMO/PPO/Managed care            22 %      24 %          22 %    24 %
       Medicare                        15 %      15 %          15 %    15 %
       Blue Cross/Shield/Champus       14 %      14 %          14 %    15 %
       Special group contract           9 %       8 %           9 %     8 %
       Commercial insurance             4 %       3 %           4 %     3 %
       Medi-Cal                         3 %       4 %           3 %     3 %
       Workers compensation             3 %       3 %           3 %     2 %
       Other                            3 %       3 %           4 %     3 %

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

         The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure involving contiguous body parts when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. This rate reduction will occur in two steps, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007. For the fiscal year ended October 31, 2005, Medicare revenue from our imaging centers represented approximately 15% of our total revenue. Of this amount, approximately 54% was from MRI and CT, the modalities affected more significantly by the reimbursement reductions. If both the HOPPS and contiguous body part reimbursement reductions contained in the DRA had been in effect during fiscal year 2005, we estimate that our revenue would have been reduced by approximately $4.5 million.

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


NOTE 3 - ACQUISITIONS AND DIVESTITURES

ACQUISITIONS, OPENINGS AND CLOSINGS OF IMAGING CENTERS

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

         Effective February 1, 2006, we invested $237,000 for a 47.5% membership interest in an entity that operates a PET center in Palm Springs, California. We account for this investment under the equity method of accounting. Income in earnings of this equity method investment was approximately $61,000. The center will provide PET services for our existing facilities in the area replacing a prior arrangement where PET services were provided by a mobile unit for a "per use" fee. We have an option to purchase the other 52.5% interest subsequent to November 1, 2006 and prior to February 29, 2008 for $512,500.

         On May 15, 2006, we opened an additional multi-modality site in Emeryville, California that provides MRI, CT and x-ray services. Ultrasound services will be added in the near future. We entered into a new building lease for 6,500 square feet with a beginning monthly rental of $9,754 and invested approximately $1.7 million in leasehold improvements for the new center. The improvements were paid for from working capital. Subsequent to the new center's opening, we decided to close our existing Emeryville MRI only facility and incurred a loss on the disposal of leasehold improvements in that center of approximately $143,000.

         At various times, we may open or close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, patient volume from these contracts may vary, or we may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.

NOTE 4 - EQUITY BASED COMPENSATION

         We have two long-term incentive stock option plans. The 1992 plan has not issued options since the inception of the new 2000 plan. The 2000 plan reserves 2,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, we have issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and have also issued stock under the plan. Employee stock options generally vest over three years and expire five to ten years from date of grant. Of the 165,000 options granted under the plan during the nine months ended July 31, 2006, 150,000 options vested in full on the date of grant and 15,000 options vest over three years in equal installments beginning on the grant date. All 165,000 options are exercisable for period up to five years from the date of grant at a price equal to the fair market value of the common shares underlying the option at the date of grant. As of July 31, 2006, 807,500, or approximately 99%, of all the outstanding stock options are fully vested.

         We have issued warrants under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. The warrants expire from five to seven years from the date of grant. Warrants issued to employees can vest immediately or up to seven years. The vesting terms are determined by the board of directors at the date of issuance. Of the 4,650,000 warrants granted during the nine months ended July 31, 2006, 700,000 vested in full on the date of grant and 3,950,000 vest in various stages beginning one year from the date of grant up to seven years. As of July 31, 2006, 6,189,000, or 56%, of all the outstanding warrants are fully vested.

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

         The following table illustrates the impact of equity-based compensation on reported amounts:

                                           For the Three Months Ended       For the Nine Months Ended
                                                 July 31, 2006(1)               July 31, 2006(1)
                                                 ----------------               ----------------
                                                            Impact of                       Impact of
                                                          Equity-Based                    Equity-Based
                                          As Reported     Compensation     As Reported    Compensation
                                          ------------------------------------------------------------

Income from operations (2)                $  3,936,000    $   (108,000)   $ 12,637,000    $   (345,000)
Net loss                                  $ (1,395,000)   $   (108,000)   $ (4,573,000)   $   (345,000)
Net basic and diluted earning per share   $       (.03)   $         --    $       (.11)   $       (.01)

(1) Prior to the first quarter of fiscal 2006, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.

(2) The expense related includes $32,500 and $102,600 for the three and nine months ended July 31, 2006, respectively, for the unvested portion of previously granted employee awards outstanding as of the date of adoption.

         The following summarizes all of our option transactions from November 1, 2005 to July 31, 2006:

                                                                  Weighted
                                             Weighted Average      Average
                                              Exercise Price      Remaining
                                                Per Common     Contractual Life       Aggregate
Outstanding Options               Shares           Share          (in years)       Intrinsic Value
----------------------------    ----------     -------------    ---------------    ----------------
Balance, October 31, 2005          687,167     $        0.51           --                        --
Granted                            165,000              0.39           --                        --
Exercised                           (2,167)             0.46           --                        --
Canceled or expired                (32,500)             0.41           --                        --
                                ----------     -------------
Balance, July 31, 2006             817,500     $        0.49         4.14          $        988,000
                                ----------     -------------    ---------------    ----------------
Exercisable at July 31, 2006       807,500     $        0.49         4.08          $        976,000
                                ==========     =============    ===============    ================

                                                                  Weighted
                                             Weighted Average      Average
                                              Exercise Price      Remaining
                                                Per Common     Contractual Life       Aggregate
Outstanding Warrants              Shares           Share          (in years)       Intrinsic Value
----------------------------    ----------     -------------    ---------------    ----------------


Balance, October 31, 2005       12,004,770     $        0.60
Granted                          4,650,000              0.66
Exercised                       (1,319,781)             0.46
Canceled or expired             (4,278,655)             0.64
                                ----------     -------------
Balance, July 31, 2006          11,056,334     $        0.63         3.80          $     11,867,000
                                ----------     -------------    ---------------    ----------------
Exercisable at July 31, 2006     6,189,000     $        0.61         2.32          $      6,735,000
                                ==========     =============    ===============    ================

         During the nine months ended July 31, 2006, there was a cashless exercise of 1,000,000 warrant shares for which 500,000 shares of common stock were issued.

         The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on July
31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on July 31, 2006. Total intrinsic value of options exercised during the nine months ended July 31, 2006 was approximately
$1.0 million. As of July 31, 2006, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $2.1 million, which is expected to be recognized over a weighted average period of approximately 7.0 years.

         The weighted average fair value of options granted during the nine months ended July 31, 2006 was $0.49.

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

               Risk-free
June 31,     interest rate     Expected term     Expected Volatility   Expected dividends
--------     -------------     -------------     -------------------   ------------------

2005             3.00%            5 years              49.00%                 ---
2006             4.73%            5 years              99.36%                 ---

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

Fair Value Disclosures - Prior to Adopting SFAS No. 123(R)
----------------------------------------------------------

         We adopted SFAS 123(R) using the modified prospective transition method, which requires that application of the accounting standard as of November 1, 2005, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the three and nine months ended July 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation during fiscal 2005.

                                                  Three Months Ended    Nine Months Ended
July 31,                                                 2005                  2005
                                                     -------------        -------------
Net loss as reported                                 $     (37,000)       $  (2,831,000)
Deduct: Total stock-based employee
 compensation expense determined
 under fair value-based method                             (94,000)            (186,000)
                                                     -------------        -------------

Pro forma net loss                                   $    (131,000)       $  (3,017,000)
                                                     =============        =============
Loss per share:
 Basic and diluted loss per share - as reported      $          --        $       (0.07)
                                                     =============        =============

 Basic and diluted loss per share - pro forma        $          --        $       (0.07)
                                                     =============        =============

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


NOTE 6 - SUBSEQUENT EVENTS

         On August 25, 2006, we acquired the assets and business of Corona Imaging Center, in Corona, California, from an external third party for $1,500,000 financed through a third party lender over five years at 8.5%. In addition, we financed certain medical equipment for approximately $243,000 as part of the transaction. The center provides MRI, CT, ultrasound, and x-ray services. The center is 2,133 square feet with a monthly rental of approximately $3,839 per month with an initial lease term through November 2011. No goodwill is expected to be recorded in the transaction.

         On September 1, 2006, effective September 5, 2006, we acquired the net assets and business of San Francisco Advanced Imaging Center, in San Francisco, California, from an external third party for $1,650,000 paid from working capital. The center provides MRI, CT and x-ray services. The center is 7,115 square feet with a monthly rental of approximately $29,000 with an initial lease term through April 2017. No goodwill is expected to be recorded in the transaction.

         As of September 11, 2006, we were in the process of acquiring the assets and business of two additional facilities in Fresno, California and Irvine, California for an estimated $1,500,000 in cash and $500,000 in assumed liabilities, respectively. Both centers will offer MRI, CT, ultrasound and x-ray services and no goodwill is expected to be recorded in either transaction.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         As of July 31, 2006, we operate a group of regional networks comprised of 61 fixed-site freestanding outpatient diagnostic imaging facilities in California. We believe our group of regional networks is the largest of its kind in California. We have strategically organized our facilities into regional networks in markets, which have both high-density and expanding populations, as well as attractive payor diversity.

         All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Thirty four of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Twenty-seven of our facilities are single-modality sites, offering either X-ray, MRI or PET services. Consistent with our regional network strategy, we locate our single-modality sites near multi-modality sites to help accommodate overflow in targeted demographic areas.

         We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. During the nine months ended July 31, 2005 and 2006, we derived 61% and 58% of our net revenue, respectively, from MRI and CT scans. Over the past years, we have increased net revenue primarily through improvements in net reimbursement, expansions of existing facilities, upgrades in equipment and development of new facilities.

         The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the nine months ended July 31, 2006 by the following table:

                                                                    PERCENTAGE
                                                                      OF NET
PAYOR TYPE                                                           REVENUE
-----------------                                                   ----------
   Insurance(1)                                                        41%
   Managed Care Capitated Payors                                       27
   Medicare/Medi-Cal                                                   18
   Other(2)                                                            10
   Workers Compensation/Personal Injury                                 4
-----------------

(1) Includes Blue Cross/Blue Shield, which represented 15% of our net revenue for the nine months ended July 31, 2006.

(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

         Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services or us and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the nine months ended July 31, 2006. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

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


ADOPTION OF SFAS NO. 123(R) AND EQUITY-BASED COMPENSATION EXPENSE
-----------------------------------------------------------------

         During the first quarter of fiscal 2006, we adopted SFAS No. 123 (R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all options were valued using a Black-Scholes model.

         In anticipation of the adoption of SFAS No. 123(R), we did not modify the terms of any previously granted awards.

         Our operating earnings for the three and nine months ended July 31, 2006 were adversely affected by the impact of equity-based compensation due to the implementation of SFAS No. 123 (R). We recorded $108,000 and $345,000, respectively, for equity-based compensation during the three and nine months ended July 31, 2006. As of July 31, 2006, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $2.1 million, which is expected to be recognized over a weighted-average period of approximately 7.0 years. The weighted fair value of options granted during the nine months ended July 31, 2006 was $0.49.


OUR RELATIONSHIP WITH BRMG

         Howard G. Berger, M.D. is our President and Chief Executive, a member of our Board of Directors, and owns approximately 30% of Primedex's outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 46 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than providing such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups.

         Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at July 31, 2006, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. Historically, BRMG financed these receivables under a working capital facility with Bridge Healthcare Finance LLC, or Bridge, and regularly advanced to us the funds that it drew under this working capital facility, which we used for our own working capital purposes. We repaid or offset these advances with periodic payments from BRMG to us under the management agreement. We guaranteed BRMG's obligations under this working capital facility. Effective March 9, 2006, the line of credit with Bridge was paid and closed with the issuance of a new $161 million senior secured credit facility.

         As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.


                                                      NINE MONTHS ENDED JULY 31,
                                                      --------------------------
                                                         2005           2006
                                                        -------       -------
Net revenue                                               100.0%        100.0%
Operating expenses:
  Operating expenses                                       75.7          74.9
  Depreciation and amortization                            12.2          10.3
  Provision for bad debts                                   2.6           4.0
  Loss on disposal of equipment, net                        0.7           0.1
                                                        -------       -------

     Total operating expense                               91.2          89.3

Income from operations                                      8.8          10.7

Other expense (income):
  Interest expense                                         12.1          12.1
  Loss (gain) on debt extinguishment, net                  (0.5)          1.8
  Other income                                             (0.1)         --
  Other expense                                            --             0.7
                                                        -------       -------

     Total other expense                                   11.5          14.6
                                                        -------       -------

Loss before equity in income of investee                   (2.7)         (3.9)

  Equity in income of investee                             --            --
                                                        -------       -------

Net loss                                                   (2.7)         (3.9)
                                                        =======       =======


NINE MONTHS ENDED JULY 31, 2005 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2006

         During the last nine months, we continued our efforts to enhance our operations and expand our network, while improving our financial position and cash flows. Our results for the nine months ended July 31, 2006 were affected by the opening and integration of new facilities, the restructuring of our existing line of credit, notes payable and capital lease obligations, increases in capitation reimbursement and our continuing focus on controlling operating expenses. As a result of these factors and the other matters discussed below, we experienced an increase in income from operations of $3.3 million, but due to a increases in interest expense, a legal settlement and costs related to our debt restructuring, we also increased our net loss by $1.7 million for the nine months ended July 31, 2006 when compared to the same period last year.

         We had a working capital deficit of $557,000 at July 31, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $4.6 million and $2.8 million for the nine months ended July 31, 2006 and 2005, respectively. We also had a stockholders' deficit of $74.6 million at July 31, 2006 compared to a $70.6 million deficit at October 31, 2005.

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

         Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs are being amortized on a straight-line basis over 65 months and are included in other assets. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that are unpaid as of July 31, 2006 and classified as accrued expenses under current liabilities. The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The new loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum, or $860,000, paid quarterly.

         On July 6, 2006, Primedex entered into an agreement and plan of merger for the acquisition of Radiologix, Inc. by Primedex through the merger of a wholly-owned subsidiary of Primedex with and into Radiologix. Upon successful completion of the merger, Radiologix stockholders will receive a combination of cash and Primedex common stock in exchange for their shares of Radiologix common stock. Pursuant to the merger, Radiologix stockholders will receive aggregate consideration of 22,621,922 shares of Primedex common stock and $42,950,000 in cash. Based upon the August 17, 2006 closing price of Primedex common stock of $1.57, each Radiologix stockholder would receive $1.85 in cash for each Radiologix share, plus one share of Primedex common stock for total consideration valued at $3.42 per share. The merger agreement also provides Primedex the option to elect to reduce the share consideration by up to 3.5 million shares and to increase the cash consideration by $2 per share, provided that Primedex advises Radiologix of its election prior to the mailing of the proxy statement. Upon completion of the merger, we estimate that, subject to adjustment as described above, Radiologix's former stockholders will own approximately 34.9% of the then-outstanding shares of Primedex common stock, based on the number of shares of Radiologix and Primedex common stock outstanding on August 17, 2006. Primedex's stockholders will continue to own their existing shares. In connection with the proposals set forth in this joint proxy statement/prospectus, Primedex stock may be subject to transfer restrictions which are necessary to preserve Primedex's unrestricted use of its net operating loss carry-forwards.

         Primedex has signed a commitment letter with GE Commercial Finance Healthcare Financial Services for a $405 million senior secured credit facility. The facility is expected to be used to finance the merger, to refinance existing indebtedness, to pay transaction costs and expenses relating to the merger and the credit facility and to provide financing for working capital needs post-merger. Consummation of the financing is a condition to the closing of the merger. The facility will consist of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility will have a term of five years, the term loan will have a term of six years and the second lien term loan will have a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. Primedex may, after a certain period, request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. It is anticipated that the credit facility will include customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees. The credit facility will contain such conditions to funding as are customary for senior secured facilities of this type.


NET REVENUE

         Net revenue for the nine months ended July 31, 2006 was $118.5 million compared to $105.5 million for the same period in fiscal 2005, an increase of approximately $13.0 million, or 12.3%.

         In addition to new capitation contracts, we have continued to improve our yield from capitation as a result of contractual and negotiated increases in reimbursement coupled with improved collections of co-payments from the individual patients. For the nine months ended July 31, 2006 and 2005, net capitation revenue, including co-payments, was $32.1 million and $27.8 million, respectively, an increase of approximately $4.3 million. In addition, net revenue increased for the nine months ended July 31, 2006 due to increased marketing efforts, new contracts, maturing centers, pull-through or referred business from expanding capitation arrangements, expansion of existing facilities and new satellite locations.

         During the nine months ended July 31, 2006, the largest net revenue increases were at the Temecula and Tarzana facilities with combined increases of approximately $5.5 million when comparing results with the same period last year. Tarzana's continued growth is due to hiring of key physicians in the region, the location of the facilities, the increased utilization of PET, increased marketing efforts and state of the art medical equipment. The Temecula facilities' continued growth is due to a variety of factors including their physical locations, the return of a large capitation agreement, improvements in contracted reimbursement, the opening of additional satellite facilities, the ramp-up of the Murrieta site which opened in December 2004, and increases in patient volume and throughput.

         The largest net revenue decrease was at the Beverly Hills facilities with a decrease of approximately $0.8 million when comparing results with the same period last year. The decrease was due to increased competition in the area.


OPERATING EXPENSES

         Operating expenses for the nine months ended July 31, 2006 increased approximately $9.6 million from $96.2 million during the nine months ended July 31, 2005 to $105.8 million during the same period this year.

         The following table sets forth our operating expenses for the nine months ended July 31, 2005 and 2006 (dollars in thousands):

                                                      Nine Months Ended July 31,
                                                      --------------------------
                                                          2005          2006
                                                        -------       -------
Salaries and professional reading fees                  $49,122       $55,719
Building and equipment rental                             5,837         6,325
General administrative expenses                          24,833        26,657
                                                        -------       -------

Total operating expenses                                 79,792        88,701

Depreciation and amortization                            12,905        12,175
Provision for bad debt                                    2,789         4,739
Loss (gain) on disposal of equipment, net                   698           210


o        SALARIES AND PROFESSIONAL READING FEES

         Salaries and professional reading fees increased $6.6 million, or 13.4%, for the nine months ended July 31, 2006 when compared to the same period last year. The majority of the increase is due to the $13.0 million, or 12.3%, increase in net revenue that included the variable labor necessary to service the additional patient volume, the additional locations, and the compensation to physicians with contracted fees based upon a percentage of net revenue. During the third quarter of fiscal 2006, we incurred approximately $500,000 in additional salaries for several physicians and supporting operational staff that we and BRMG hired in advance of several new acquisitions scheduled to open in the fourth quarter (see Note 6). In addition, during the nine months ended July 31, 2006, we recorded stock-based compensation expense of $345,000 for the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. No stock-based compensation expense was recognized in the nine months ended July 31, 2005.

o        BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $0.5 million for the nine months ended July 31, 2006 when compared to the same period last year. The increase is primarily due to the additional of building rental expense for the new centers in Emeryville, Westlake and additional satellite facilities coupled with annual increases in base rentals from previously existing leased facilities.

o        GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses increased $1.8 million during the nine months ended July 31, 2006 when compared to the same period last year. The increase is primarily due to the $13.0 million increase in net revenue and the related variable general and administrative expenses necessary to service the additional patient volume, and other expenses that are based upon a percentage of net revenue, including equipment maintenance. The equipment maintenance agreement fees increased from 3.50% of net revenue in fiscal 2005 to 3.62% of net revenue in fiscal 2006.

o        DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $0.7 million for the nine months ended July 31, 2006 when compared to the same period last year. At July 31, 2005, net property and equipment was $71.0 million compared to $62.8 million at July 31, 2006.

o        PROVISION FOR BAD DEBT

         The $1.9 million increase in the provision for bad debt for the nine months ended July 31, 2006 when compared to the same period last year was primarily a result of increased revenue coupled with a change in timing of writing off older accounts receivable.

o        LOSS ON DISPOSAL OF EQUIPMENT, NET

         The $0.2 million loss on the disposal of equipment for the nine months ended July 31, 2006 was primarily due to the write-off of $143,000 in leasehold improvements at the Emeryville facility which was closed with the opening of the new facility in the third quarter of fiscal 2006. The $0.7 million loss on the disposal of equipment for the nine months ended July 31, 2005 was primarily due to the trade-in of an MRI and replacing the equipment with an enhanced machine which improved throughput and volume demands at one of our Tarzana facilities.


INTEREST EXPENSE

         Interest expense for the nine months ended July 31, 2006 increased $1.6 million when compared to the same period last year. The increase was primarily due to the restructuring of our line of credit, notes payable and capital lease obligations in March 2006 and the financing of an additional $5.6 million in transaction fees coupled with a slightly higher weighted average interest rate during the period. During the nine months ended July 31, 2006, we incurred a mark to market interest expense adjustment of approximately $0.4 million. As part of the refinancing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. On April 11, 2006, effective April 28, 2006, on $73.0 million (one half of our First and Second Lien Term Loans of $146.0 million), we entered into an interest rate swap fixing the LIBOR rate of interest at 5.47% for a period of three years. Previously, the interest rate on the $73.0 million was based upon a spread over LIBOR which floats with market conditions.


LOSS (GAIN) ON DEBT EXTINGUISHMENTS, NET

         In the nine months ended July 31, 2005, we recognized gains from extinguishments of debt for $0.5 million for the write-off of certain notes payable past statute for $475,000 and the settlement of other notes payable at a discount of $40,000. During the nine months ended July 31, 2006, due to the March 2006 debt restructuring, we recognized a net loss on extinguishment of debt of $2.1 million that is comprised of a gain of $2.1 million for a discount on notes payable, offset by $2.1 million in pre-payment penalties and $2.1 million for the write-off of capitalized debt issue costs.


OTHER INCOME

         In the nine months ended July 31, 2005, we earned other income of $0.2 million. During the nine months ended July 31, 2005, we recognized gains from write-off of liabilities previously expensed in fiscal 2004 for approximately $62,000, deferred rental income of $67,000, and record copy income of $44,000. We had no other income during the nine months ended July 31, 2006.


OTHER EXPENSE

         In the nine months ended July 31, 2005 and 2006, we incurred other expense of $25,000 and $0.8 million, respectively. During the nine months ended July 31, 2005, we recognized losses on the write-off of other assets of $25,000. During the nine months ended July 31, 2006, we recorded expenses of $788,000 that include the $500,000 settlement with Broadstream and related legal fees.


EQUITY IN INCOME OF INVESTEE

         In the nine months ended July 31, 2006, we earned income for our 47.5% investment in a PET center of approximately $61,000. The investment of $237,000 was made in February 2006.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.

                                                     THREE MONTHS ENDED JULY 31,
                                                     ---------------------------

                                                        2005          2006
                                                       -------       -------
Net revenue                                              100.0%        100.0%
  Operating expenses:
  Operating expenses                                      74.1          74.6
  Depreciation and amortization                           11.7          10.1
  Provision for bad debts                                  2.6           5.0
  Loss on disposal of equipment, net                      --             0.5
                                                       -------       -------

Total operating expense                                   88.4          90.2

Income from operations                                    11.6           9.8

Other expense (income):
  Interest expense                                        11.8          13.4
  Other income                                            (0.1)         --
                                                       -------       -------

Total other expense                                       11.7          13.4
                                                       -------       -------

Loss before equity in income of investee                  (0.1)         (3.6)

  Equity in income of investee                            --             0.1
                                                       -------       -------

Net loss                                                  (0.1)         (3.5)
                                                       =======       =======


THREE MONTHS ENDED JULY 31, 2005 COMPARED TO THE THREE MONTHS ENDED
JULY 31, 2006

NET REVENUE

         Net revenue for the three months ended July 31, 2006 was $40.3 million compared to $36.2 million for the same period in fiscal 2005, an increase of approximately $4.2 million, or 11.5%.

         In addition to new capitation contracts, we have continued to improve our yield from capitation as a result of contractual and negotiated increases in reimbursement coupled with improved collections of co-payments from the individual patients. For the three months ended July 31, 2006 and 2005, net capitation revenue, including co-payments, was $10.6 million and $9.6 million, respectively, an increase of approximately $1.0 million. In addition, net revenue increased for the three months ended July 31, 2006 due to increased marketing efforts, new contracts, maturing centers, pull-through or referred business from expanding capitation arrangements and the expansion of existing facilities.

         During the three months ended July 31, 2006, the largest net revenue increase was at the Temecula facilities that increased approximately $0.8 million when comparing results with the same period last year. The Temecula facilities' continued growth is due to a variety of factors including their physical locations, the return of a large capitation agreement, improvements in contracted reimbursement, the opening of additional satellite facilities, the ramp-up of the Murrieta site which opened in December 2004, and increases in patient volume and throughput.

         The largest decrease in net revenue was at the Beverly Hills' facilities which when combined decreased approximately $0.3 million when comparing results with the same period last year. The net revenue decrease was due to increased competition in the area.

OPERATING EXPENSES

         Operating expenses for the three months ended July 31, 2006 increased approximately $4.4 million from $32.0 million in the three months ended July 31, 2005 to $36.4 million in the same period this year. The increase included $0.2 million for the loss on the disposal of equipment during the three months ended July 31, 2006.

         The following table sets forth our operating expenses for the three months ended July 31, 2005 and 2006 (dollars in thousands):

                                                     Three Months Ended July 31,
                                                     ---------------------------
                                                         2005           2006
                                                        -------       -------
Salaries and professional reading fees                  $16,344       $19,197
Building and equipment rental                             1,949         2,117
General administrative expenses                           8,497         8,791
                                                        -------       -------

Total operating expenses                                 26,790        30,105

Depreciation and amortization                             4,243         4,071
Provision for bad debt                                      946         2,000
Loss on disposal of equipment, net                           --           224

o        SALARIES AND PROFESSIONAL READING FEES

         Salaries and professional reading fees increased $2.9 million, or 17.5%, for the three months ended July 31, 2006 when compared to the same period last year. The majority of the increase is due to the $4.2 million, or 11.5%, increase in net revenue including the variable labor necessary to service the additional patient volume and the additional satellite locations, and the compensation to physicians with contracted fees based upon a percentage of net revenue. During the third quarter of fiscal 2006, we incurred approximately $500,000 in additional salaries for several physicians and supporting operational staff that we and BRMG hired in advance of several new acquisitions scheduled to open in the fourth quarter (see Note 6). In addition, during the three months ended July 31, 2006, we recorded stock-based compensation expense of approximately $108,000 based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. No stock-based compensation expense was recognized in the three months ended July 31, 2005.

o        BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $0.2 million for the three months ended July 31, 2006 when compared to the same period last year. The increase is primarily due to the addition of building rental expense for the new centers in Emeryville, Westlake and additional satellite facilities coupled with annual increases in base rentals from previously existing leased facilities.

o        GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature. These expenses increased $0.3 million for the three months ended July 31 2006 when compared to the same period last year. The increase is primarily due to the $4.2 million increase in net revenue and the related variable general and administrative expenses necessary to service the additional patient volume, and other expenses that are based upon a percentage of net revenue, including equipment maintenance. The equipment maintenance agreement fees increased from 3.50% of net revenue in fiscal 2005 to 3.62% of net revenue in fiscal 2006.

o        DEPRECIATION AND AMORTIZATION

         Depreciation and amortization decreased by $0.2 million for the three months ended July 31, 2006 when compared to the same period last year. At July 31, 2005, net property and equipment was $71.0 million compared to $62.8 million at July 31, 2006.

o        PROVISION FOR BAD DEBT

         The $1.1 million increase in the provision for bad debt for the three months ended July 31, 2006 when compared to the same period last year was primarily a result of increased revenue coupled with a change in timing of writing off older accounts receivable.

o        LOSS ON DISPOSAL OF EQUIPMENT, NET

         The $0.2 million net loss on the disposal of equipment for the three months ended July 31, 2006 was primarily due to the write-off of $143,000 in leasehold improvements at the Emeryville facility which was closed with the opening of the new facility in the third quarter of fiscal 2006.


INTEREST EXPENSE

         Interest expense for the three months ended July 31, 2006 increased $1.1 million when compared to the same period last year. The increase was primarily due to the restructuring of our line of credit, notes payable and capital lease obligations in March 2006 and the financing of an additional $5.6 million in transaction fees coupled with a slightly higher weighted average interest rate during the period. During the three months ended July 31, 2006, we incurred a mark to market interest expense adjustment of approximately $0.4 million. As part of the refinancing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. On April 11, 2006, effective April 28, 2006, on $73.0 million (one half of our First and Second Lien Term Loans of $146.0 million), we entered into an interest rate swap fixing the LIBOR rate of interest at 5.47% for a period of three years. Previously, the interest rate on the $73.0 million was based upon a spread over LIBOR which floats with market conditions.


OTHER INCOME

         In the three months ended July 31, 2005, we earned other income of $42,000 including deferred rental income of $22,000 and record copy income of $20,000. We had no other income during the three months ended July 31, 2006.


EQUITY IN INCOME OF INVESTEE

         In the three months ended July 31, 2006, we earned income for our 47.5% investment in a PET center of approximately $61,000. The investment of $237,000 was made in February 2006.


LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital deficit of $557,000 at July 31, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $4.6 million and $2.8 million for the nine months ended July 31, 2006 and 2005, respectively. We also had a stockholders' deficit of $74.6 million at July 31, 2006 compared to a $70.6 million deficit at October 31, 2005.

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

         Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs are being amortized on a straight-line basis over 65 months and are included in other assets. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that are unpaid as of July 31, 2006 and classified as accrued expenses under current liabilities. The facility provides for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans are subject to acceleration on December 27, 2007, unless we have made arrangements to discharge or extend our outstanding subordinated debentures by that date. We intend to retire the subordinated debentures prior to their due date of June 30, 2008. Under the terms and conditions of the new Second Lien Term Loan, subject to achieving certain leverage ratios, we have the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The new loans are payable interest only monthly except for the $86 million term loan that requires amortization payments of 1.0% per annum, or $860,000, paid quarterly.

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

         Under the new facility, we are subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility is governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. As of July 31, 2006, we had approximately $8.1 million of availability based upon our borrowing base formula.

         During the second quarter of fiscal 2006, Howard G. Berger, M.D., our president, director and largest shareholder had outstanding advances to us of $2,605,000. Our obligation to Dr. Berger was repaid as part of our March 9, 2006 refinancing.

         On July 6, 2006, Primedex entered into an agreement and plan of merger for the acquisition of Radiologix, Inc. by Primedex through the merger of a wholly-owned subsidiary of Primedex with and into Radiologix. Upon successful completion of the merger, Radiologix stockholders will receive a combination of cash and Primedex common stock in exchange for their shares of Radiologix common stock. Pursuant to the merger, Radiologix stockholders will receive aggregate consideration of 22,621,922 shares of Primedex common stock and $42,950,000 in cash. Based upon the August 17, 2006 closing price of Primedex common stock of $1.57, each Radiologix stockholder would receive $1.85 in cash for each Radiologix share, plus one share of Primedex common stock for total consideration valued at $3.42 per share. The merger agreement also provides Primedex the option to elect to reduce the share consideration by up to 3.5 million shares and to increase the cash consideration by $2 per share, provided that Primedex advises Radiologix of its election prior to the mailing of the proxy statement. Upon completion of the merger, we estimate that, subject to adjustment as described above, Radiologix's former stockholders will own approximately 34.9% of the then-outstanding shares of Primedex common stock, based on the number of shares of Radiologix and Primedex common stock outstanding on August 17, 2006. Primedex's stockholders will continue to own their existing shares. In connection with the proposals set forth in this joint proxy statement/prospectus, Primedex stock may be subject to transfer restrictions which are necessary to preserve Primedex's unrestricted use of its net operating loss carry-forwards.

         Primedex has signed a commitment letter with GE Commercial Finance Healthcare Financial Services for a $405 million senior secured credit facility. The facility is expected to be used to finance the merger, to refinance existing indebtedness, to pay transaction costs and expenses relating to the merger and the credit facility and to provide financing for working capital needs post-merger. Consummation of the financing is a condition to the closing of the merger. The facility will consist of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility will have a term of five years, the term loan will have a term of six years and the second lien term loan will have a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. Primedex may, after a certain period, request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. It is anticipated that the credit facility will include customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees. The credit facility will contain such conditions to funding as are customary for senior secured facilities of this type.

         We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with General Electric Capital Corporation. We finance the acquisition of equipment mainly through capital and operating leases. As of July 31, 2006 and October 31, 2005, our line of credit liabilities were $6.9 million and $13.3 million, respectively.

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


SOURCES AND USES OF CASH

         During the nine months ended July 31, 2005, cash increased $1,000. There was no change in cash during the nine months ended July 31, 2006.

         Cash provided by operating activities for the nine months ended July 31, 2006 was $4.6 million compared to $6.8 million for the same period in 2005, a decrease of $2.2 million. The primary reasons for the decrease in cash provided by operating activities was due to increases in other current and noncurrent assets, including deposits on medical equipment, and reductions in accounts payable and accrued expenses during the nine months ended July 31, 2006.

         Cash used by investing activities for the nine months ended July 31, 2006 was $6.3 million compared to $2.8 million for the same period in 2005. For the nine months ended July 31, 2006 and 2005, we purchased property and equipment for approximately $6.0 million and $2.8 million, respectively. During the nine months ended July 31, 2005, we received proceeds from the sale of equipment of $65,000. During the nine months ended July 31, 2006, we invested $0.2 million in a PET center.

         Cash provided by financing activities for the nine months ended July 31, 2006 was $1.6 million. Cash used for financing activities for the nine months ended July 31, 2005 was $4.1 million. For fiscal 2006 and 2005, we made principal payments on capital leases and notes payable of $6.1 million and $9.6 million, respectively, increased our cash disbursements in transit by $2.3 million and $1.3 million, respectively, and received proceeds from borrowings on lines of credit and notes payable of approximately $5.6 million and $5.3 million, respectively. In addition, as part of the March 2006 debt restructuring, we repaid existing debt of $141.2 million and debt issue costs of $5.6 million with proceeds from borrowings on notes payable of $146.5 million and cash. During the nine months ended July 31, 2006, we received proceeds from the issuance of common stock of $182,000 and from the sale of equipment of $15,000. During the nine months ended July 31, 2005, we made payments on lines of credit of $2.4 million and received proceeds from borrowings from related parties of $1.4 million.


CONTRACTUAL COMMITMENTS

         Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter as of July 31, 2006 include (dollars in thousands):

FOR THE TWELVE MONTHS ENDED JULY 31,                                              THERE-
                             2007       2008       2009       2010       2011      AFTER      TOTAL
                           --------   --------   --------   --------   --------   --------   --------
Notes payable              $    873   $145,100   $     14   $     14         14         34   $146,049
Capital leases*               2,256      1,613      1,543        699        145         --      6,256
Line of credit                   --      6,868         --         --         --         --      6,868
Subordinated debentures          --     16,147         --         --         --         --     16,147
Operating leases(1)           8,415      7,813      7,572      7,431      7,352     60,763     99,346
Purchase obligations(2)         625         --         --         --         --         --        625
----------                 --------   --------   --------   --------   --------   --------   --------

TOTAL(3)                   $ 12,169   $177,541   $  9,129   $  8,144   $  7,511   $ 60,797   $275,291

-----------

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

         Specific factors that might cause actual results to differ from our expectations, include, but are not limited to:

         o our ability to integrate our business with the Radiologix business and achieve expected synergies from the merger;
         o economic, competitive, demographic, business and other conditions in our markets;
         o    a decline in patient referrals;
         o changes in the rates or methods of third-party reimbursement for diagnostic imaging services;
         o the enforceability or termination of our contracts with radiology practices;
         o the availability of additional capital to fund capital expenditure requirements;
         o burdensome lawsuits against our contracted radiology practices and us;
         o reduced operating margins due to our managed care contracts and capitated fee arrangements;
         o any failure on our part to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;
         o our substantial indebtedness, debt service requirements and liquidity constraints;
         o the interruption of our operations in certain regions due to earthquake or other extraordinary events;
         o the recruitment and retention of technologists by us or by radiologists of our contracted radiology groups; and
         o other factors discussed in the "Risk Factors" section or elsewhere in this report.

         All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

RISKS RELATING TO THE MERGER

OUR FAILURE TO INTEGRATE RADIOLOGIX SUCCESSFULLY AND ON A TIMELY BASIS INTO OUR OPERATIONS COULD REDUCE OUR PROFITABILITY.

         We expect that the acquisition of Radiologix will result in some synergies, business opportunities and growth prospects. We may, however, never realize these expected synergies, business opportunities and growth prospects. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business condition may deteriorate. In addition, integrating operations will require significant efforts and expenses on the part of both us and Radiologix. Personnel may leave or be terminated because of the merger. Our management may have its attention diverted while trying to integrate Radiologix. If these factors limit our ability to integrate the operations of Radiologix successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the merger, may not be met. In addition, our growth and operating strategies for Radiologix's business may be different from the strategies that Radiologix currently is pursung. If our strategies are not the proper strategies for Radiologix, it could have a material adverse effect on the business, financial condition and results of operations of the combined company.

THE MERGER IS SUBJECT TO CLOSING CONDITIONS THAT, IF NOT SATISFIED OR WAIVED, WILL RESULT IN THE MERGER NOT BEING COMPLETED WHICH MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

         The merger is subject to customary conditions to closing, including the receipt of required approvals of the stockholders of Radiologix and us. If any condition to the merger is not satisfied or, if permissible, waived, the merger will not be completed. In addition, we and Radiologix may terminate the merger agreement in certain circumstances. If we or Radiologix do not complete the merger, the market price of our common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the merger will be completed. We will also be obligated to pay investment banking, financing, legal and accounting fees and related expenses in connection with the merger, whether or not the merger is completed. In addition we have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the merger agreement on the conduct of our business. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we received little or no benefit. Further, in specified circumstances, we may be required to pay Radiologix expenses up to $1.0 million if the merger agreement is terminated.

WHETHER OR NOT THE MERGER IS COMPLETED, THE ANNOUNCEMENT AND PENDENCY OF THE MERGER COULD CAUSE DISRUPTIONS IN THE BUSINESSES OF US AND RADIOLOGIX, WHICH COULD HAVE AN ADVERSE EFFECT ON THEIR BUSINESS AND FINANCIAL RESULTS.

         Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in the businesses of us and Radiologix.
Specifically:

         o current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect ours and Radiologix's ability to retain key managers and other employees; and

         o the attention of management of both us and Radiologix may be directed toward the completion of the merger.


RISKS RELATING TO OUR BUSINESS

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE AND MAY CONTINUE TO FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE YOU TO LOSE A SIGNIFICANT PORTION OF YOUR INVESTMENT.

         The market price of our common stock has been and may continue to be volatile. From June 30, 2003, to September 8, 2006, the sale price of our common stock ranged from a low of $0.11 per share to a high of $2.63 per share. Our common stock may continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These include:

         o    economic, competitive, demographic, business and other conditions;
         o    decline in patient referrals;
         o changes in the rates or methods of third-party reimbursement for diagnostic imaging services;
         o the enforceability or termination of our contracts with radiology practices;
         o the availability of additional capital to fund capital expenditure requirements;
         o    burdensome lawsuits against contracted radiology practices;
         o reduced operating margins due to managed care contracts and capitated fee arrangements;
         o any failure to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;
         o the ability to meet debt service requirements and liquidity constraints in light of our substantial indebtedness;
         o the recruitment and retention of technologists by us or radiologists by our contracted radiology groups; and
         o    general economic conditions and normal business uncertainty.

         We may fail to meet the expectations of our stockholders or of analysts at some time in the future, and our stock price could decline as a result. In addition, sales of a substantial number of shares of our common stock in the public market or the appearance that these shares are available for sale could adversely affect the market price for our common stock.

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

         The fees charged for the diagnostic imaging services performed at our facilities are paid by insurance companies, Medicare and Medi-Cal, workers compensation, private and other payors. Any change in the rates of or conditions for reimbursement from these sources of payment could substantially reduce the amounts reimbursed to us or to our contracted radiology practices for services provided, which could have an adverse effect on our net revenue. For example, recent legislative changes in California's workers compensation rules had a negative impact on reimbursement rates for diagnostic imaging services, and federal Medicare legislation intended to take effect January 1, 2007 is expected to have a negative impact on the rates paid for MRI services.

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

         The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure involving contiguous body parts when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. This rate reduction will occur in two steps, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007. For the twelve months ended October 31, 2005, Medicare revenue from our imaging centers represented approximately 15% of our total revenue. Of this amount, approximately 54% was from MRI and CT, the modalities affected more significantly by the reimbursement reductions. If both the HOPPS and contiguous body part reimbursement reductions contained in the DRA had been in effect during fiscal year 2005, we estimate that our revenue would have been reduced by approximately $4.5 million.

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

IF BRMG OR ANY OF OUR OTHER CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US, OUR BUSINESS COULD SUBSTANTIALLY DIMINISH

         Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 46 of our 61 facilities, contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities, and must use its best efforts to provide the professional medical services at any new facilities that we open or acquire. In addition, BRMG's strong relationships with referring physicians are largely responsible for the revenue generated at the facilities it services. Although our management agreement with BRMG runs until 2014, BRMG has the right to terminate the agreement if we default on our obligations and fail to cure the default. Also, BRMG's ability to continue performing under the management agreement may be curtailed or eliminated due to BRMG's financial difficulties, loss of physicians or other circumstances. If BRMG cannot perform its obligation to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by BRMG. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group's relationships with referring physicians may not be as extensive as those of BRMG. In any such event, our business could be seriously harmed. In addition, BRMG is party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

         However, our ability to successfully expand depends upon many factors, including our ability to:

         o    Identify attractive and willing candidates for acquisitions;
         o Identify locations in existing or new markets for development of new facilities;
         o Comply with legal requirements affecting our arrangements with contracted radiology practices, including California prohibitions on fee-splitting, corporate practice of medicine and self-referrals;
         o Obtain regulatory approvals where necessary and comply with licensing and certification requirements applicable to our diagnostic imaging facilities, the contracted radiology practices and the physicians associated with the contracted radiology practices;
         o Recruit a sufficient number of qualified radiology technologists and other non-medical personnel;
         o    Expand our infrastructure and management; and
         o Compete effectively for the acquisition of diagnostic imaging facilities.

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

WE EXPERIENCE COMPETITION FROM OTHER DIAGNOSTIC IMAGING COMPANIES AND HOSPITALS. THIS COMPETITION COULD ADVERSELY AFFECT OUR REVENUE AND BUSINESS.

         The market for diagnostic imaging services in California is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our major national competitors included Radiologix, Inc., Alliance Imaging, Inc., Healthsouth Corporation and Insight Health Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment.

STATE AND FEDERAL ANTI-KICKBACK AND ANTI-SELF REFERRAL LAWS MAY ADVERSELY AFFECT INCOME.

         Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid, or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from federal or state healthcare programs. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

         Federal law prohibiting physician self-referrals (the "Stark Law") prohibits a physician from referring Medicare or Medicaid patients to an entity for certain "designated health services" if the physician has a prohibited financial relationship with that entity, unless an exception applies. Certain radiology services are considered "designated health services" under the Stark Law. Although we believe that our operations do not violate the Stark Law, our activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burden on us.

         All of the states in which our diagnostic imaging centers are located have adopted a form of anti-kickback law and all of those states have also adopted a form of Stark Law. The scope of these laws and the interpretations of them from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A determination of liability under the laws described in this risk factor could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

         We have incurred net losses of $2.8 million and $4.6 million during the nine months ended July 31, 2005 and 2006, respectively, and at July 31, 2006 we had an accumulated stockholders' deficit of $74.6 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization in 2003 and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

         For the nine months ended July 31, 2006, we derived approximately 27% of our net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

         We, and BRMG, rely on this information technology to perform functions critical to our and its ability to operate, including patient scheduling, billing, collections, image storage and image transmission. Accordingly, an extended interruption in the system's function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

OUR ACTUAL FINANCIAL RESULTS MAY VARY SIGNIFICANTLY FROM THE PROJECTIONS WE FILED WITH THE BANKRUPTCY COURT.

         In connection with our "pre-packaged" Chapter 11 plan of reorganization that was confirmed by the Bankruptcy Court on October 20, 2003, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the plan of reorganization and our ability to continue operations upon our emergence from bankruptcy. In the disclosure statement contained in the plan of reorganization and the exhibits thereto, the projected financial information and various estimates of value discussed therein should not be regarded as representations or warranties by us or any other person as to the accuracy of that information or that those projections or valuations will be realized. We, and our advisors, prepared the information in the disclosure statement, including the projected financial information and estimates of value. This information was not audited or reviewed by our independent accountants. The significant assumptions used in preparation of the information and estimates of value were included as an exhibit to the disclosure statement.

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

         Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medi-Cal programs. For the nine months ended July 31, 2006, approximately 18% of our net revenue came from the Medicare and Medi-Cal programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

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

         In addition to extensive existing government healthcare regulation, there are numerous initiatives affecting the coverage of and payment for healthcare services, including proposals that would significantly limit reimbursement under the Medicare and Medi-Cal programs as well as recently enacted federal legislation slated to become effective January 1, 2007 which will reduce Medicare reimbursement for MRI procedures by on average 30% to 35% and CT procedures by on average 15% to 20%. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform.

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

         Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions or the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. On August 1, 2006, we entered into an agreement with a professional service company we believe capable of providing the necessary consulting services which we believe will substantially address the identified weakness. We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during fiscal 2006 or early fiscal 2007 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended July 31, 2006, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

         o In June 2006, we issued to one of BRMG's radiologists a five-year warrant to purchase 50,000 shares of our common stock exercisable at a price of $1.34 per share, which was the public market closing price for our common stock on the transaction date.
         o In July 2006, we issued to one of our key employees a five-year warrant to purchase 200,000 shares of our common stock exercisable at a price of $1.55 per share, which was the public market closing price on the transaction date.

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



                                  PRIMEDEX HEALTH SYSTEMS, INC.
                                  ----------------------------------------------
                                  (Registrant)



Date:  September 14, 2006         By /s/ HOWARD G. BERGER, M.D.
                                     -------------------------------------------
                                  Howard G. Berger, M.D., President and Director
                                  (Principal Executive Officer)


Date:  September 14, 2006         By /s/ MARK D. STOLPER
                                     -------------------------------------------
                                  Mark D. Stolper, Chief Financial Officer
                                  (Principal Accounting Officer)