Form 10-K/A
period 2005-10-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2006-10-02
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             ----------------------


                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


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

Explanatory Note: This Amendment No. 1 on Form 10-K/A (this "Amendment") to our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 includes a new discussion in Item 7. under "Results of Operations" with respect to our evaluation of disclosure controls and procedures, clarifies our discussion in
Item 9a. and adds a paragraph to our CEO and CFO certifications filed as Exhibits 31.1 and 31.2.


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


       As part of our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the fiscal year ended October 31, 2005, we concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine or complex accounting matters: the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with GAAP. We are committed to establishing the necessary environment to ensure the effectiveness of these controls in the future and quality financial reporting. We experienced no impact on our financial statements for the year ended October 31, 2005 as a result of the ineffective controls over non-routine matters.

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

(a) Deductions include sales and divestitures

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------- ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

       Inapplicable.


ITEM 9A. CONTROLS AND PROCEDURES
-------- -----------------------


       As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal controls over financial reporting. We concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine accounting matters: the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with generally accepted accounting principles. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal controls over the accounting for non-routine transactions existed at October 31, 2005.

       We are in the process of remediating this weakness. Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions or the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. We believe we will substantially address the identified weakness through the change in the design of our internal controls, and subject to confirmation of the effectiveness of our implementation of these remediation measures, anticipate that the material weakness should be remediated prior to the end of fiscal 2006. We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during fiscal 2006 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements. We experienced no impact on our financial statements for the year ended October 31, 2005.


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


                                        PRIMEDEX HEALTH SYSTEMS, INC.



Date: September 28, 2006                /s/ HOWARD G. BERGER, M.D.
                                        ----------------------------------------
                                        HOWARD G. BERGER, M.D., PRESIDENT


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By /s/ HOWARD G. BERGER, M.D.
   ---------------------------------------
   HOWARD G. BERGER, M.D., DIRECTOR


Date: September 28, 2006



By /s/ JOHN V. CRUES, III, M.D.
   ---------------------------------------
   JOHN V. CRUES, III, M.D., DIRECTOR


Date: September 28, 2006


By /s/ NORMAN R. HAMES
   ---------------------------------------
   NORMAN R. HAMES, DIRECTOR


Date: September 28, 2006


By /s/ DAVID L. SWARTZ
   --------------------------------------
   DAVID L. SWARTZ, DIRECTOR


Date: September 28, 2006


By /s/ LAWRENCE L. LEVITT
   -------------------------------------
   LAWRENCE L. LEVITT, DIRECTOR


Date: September 28, 2006


By /s/ MARK D. STOLPER
   -------------------------------------
   MARK D. STOLPER, CHIEF FINANCIAL OFFICER
   (PRINCIPAL ACCOUNTING OFFICER)


Date: September 28, 2006