Form 10-Q/A
period 2006-01-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2006-10-02
CIK 790526

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


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

================================================================================

Explanatory Note: This Amendment No. 1 on Form 10-Q/A (this "Amendment") to our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 includes a new discussion in Item 2. under "Overview" with respect to our evaluation of disclosure controls and procedures, clarifies our discussion in
Item 4. and adds a paragraph to our CEO and CFO certifications filed as Exhibits
31.1 and 31.2.


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

     As part of our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the fiscal year ended October 31, 2005, we concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine or complex accounting matters: the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with GAAP. We are committed to establishing the necessary environment to ensure the effectiveness of these controls in the future and quality financial reporting. We experienced no impact on our financial statements for the year ended October 31, 2005 or for the three months ended January 31, 2006 as a result of the ineffective controls over non-routine matters.


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

ITEM 4   CONTROLS AND PROCEDURES
------   -----------------------


     As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal controls over financial reporting. We concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine or complex accounting matters: the recording of non-typical cost-based investments and debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with generally accepted accounting principles. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal controls over the accounting for non-routine transactions existed at October 31, 2005.

     We are in the process of remediating this weakness. Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions or the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. We believe we will substantially address the identified weakness through the change in the design of our internal controls, and subject to confirmation of the effectiveness of our implementation of these remediation measures, anticipate that the material weakness should be remediated prior to the end of fiscal 2006. We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during fiscal 2006 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements. We experienced no impact on our financial statements for the year ended October 31, 2005 or for the three months ended January 31, 2006 as a result of the ineffective controls over non-routine matters.


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


                                  PRIMEDEX HEALTH SYSTEMS, INC.
                                  ---------------------------------------------
                                  (Registrant)



Date: September 28, 2006          By  /s/ HOWARD G. BERGER, M.D.
                                  ---------------------------------------------
                                  Howard G. Berger, M.D., President andDirector


Date: September 28, 2006          By  /s/ MARK D. STOLPER
                                  ---------------------------------------------
                                  Mark D. Stolper, Chief Financial Officer
                                  (Principal Accounting Officer)