Form 10-Q/A
period 2006-04-30
PRIMEDEX HEALTH SYSTEMS INC
filed 2006-10-02
CIK 790526

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

================================================================================

Explanatory Note: This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 includes a new discussion in Item 2. under "Overview" with respect to our evaluation of disclosure controls and procedures, clarifies our discussion in Item 4. and adds a paragraph to our CEO and CFO certifications filed as Exhibits 31.1 and 31.2.


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


         As part of our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the fiscal year ended October 31, 2005, we concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine or complex accounting matters: the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with GAAP. We are committed to establishing the necessary environment to ensure the effectiveness of these controls in the future and quality financial reporting. We experienced no impact on our financial statements for the year ended October 31, 2005 or for the six months ended April 30, 2006 as a result of the ineffective controls over non-routine matters.


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

         We are in the process of remediating this weakness. Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions or the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. We believe we will substantially address the identified weakness through the change in the design of our internal controls, and subject to confirmation of the effectiveness of our implementation of these remediation measures, anticipate that the material weakness should be remediated prior to the end of fiscal 2006. We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during fiscal 2006 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements. We experienced no impact on our financial statements for the year ended October 31, 2005 or for the six months ended April 30, 2006 as a result of the ineffective controls over non-routine matters.


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



                                                 PRIMEDEX HEALTH SYSTEMS, INC.

                                                 -------------------------------
                                                 (Registrant)




Date:  September 28, 2006                        By   /s/ HOWARD G. BERGER, M.D.
                                                      --------------------------


Howard G. Berger, M.D., President and Director
(Principal Executive Officer)




Date:  September 28, 2006                        By   /s/ MARK D. STOLPER
                                                      --------------------------


Mark D. Stolper, Chief Financial Officer
(Principal Accounting Officer)