Form 10-Q/A
period 2006-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2006-10-02
CIK 790526

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

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

Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s common stock as of September 6, 2006 was 42,228,761 (excluding treasury shares).

Explanatory Note:  This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006 includes a new discussion in Item 2. under “Overview” with respect to our evaluation of disclosure controls and procedures, clarifies our discussion in Item 4., and adds a paragraph to our CEO and CFO certifications filed as Exhibits 31.1 and 31.2.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED BALANCE SHEETS

	October 31,	JULY 31,
	2005	2006
		(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,000	$2,000
Accounts receivable, net	22,319,000	24,299,000
Unbilled receivables and other receivables	476,000	1,035,000
Other	1,799,000	3,533,000

Total current assets	24,596,000	28,869,000

PROPERTY AND EQUIPMENT, NET	68,107,000	62,836,000

OTHER ASSETS
Accounts receivable, net	1,267,000	1,379,000
Goodwill	23,099,000	23,099,000
Deferred financing costs	472,000	5,198,000
Trade name and other	3,692,000	5,219,000

Total other assets	28,530,000	34,895,000

Total assets	$121,233,000	$126,600,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Cash disbursements in transit	$3,425,000	$5,748,000
Line of credit	13,341,000	—
Accounts payable and accrued expenses	22,469,000	20,962,000
Short-term notes expected to be refinanced:
Notes payable	69,066,000	—
Obligations under capital lease	56,927,000	—
Notes payable	1,101,000	867,000
Obligations under capital lease	1,697,000	1,849,000

Total current liabilities	168,026,000	29,426,000

LONG-TERM LIABILITIES
Subordinated debentures payable	16,147,000	16,147,000
Line of credit	—	6,868,000
Notes payable to related party	3,533,000	—
Notes payable, net of current portion	—	145,154,000
Obligations under capital lease, net of current portion	4,129,000	3,552,000
Accrued expenses	31,000	22,000

Total long-term liabilities	23,840,000	171,743,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT	(70,633,000)	(74,569,000)

Total liabilities and stockholders’ deficit	$121,233,000	$126,600,000

The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
JULY 31,	2005	2006	2005	2006
NET REVENUE	$36,178,000	$40,336,000	$105,478,000	$118,462,000
OPERATING EXPENSES
Operating expenses	26,790,000	30,105,000	79,792,000	88,701,000
Depreciation and amortization	4,243,000	4,071,000	12,905,000	12,175,000
Provision for bad debts	946,000	2,000,000	2,789,000	4,739,000
Loss on disposal of equipment, net	—	224,000	698,000	210,000

Total operating expenses	31,979,000	36,400,000	96,184,000	105,825,000

INCOME FROM OPERATIONS	4,199,000	3,936,000	9,294,000	12,637,000

OTHER EXPENSE (INCOME)
Interest expense	4,278,000	5,392,000	12,788,000	14,386,000
Loss (gain) on debt extinguishment, net	—	—	(515,000)	2,097,000
Other income	(42,000)	—	(173,000)	—
Other expense	—	—	25,000	788,000

Total other expense	4,236,000	5,392,000	12,125,000	17,271,000

LOSS BEFORE EQUITY IN INCOME OF INVESTEE	(37,000)	(1,456,000)	(2,831,000)	(4,634,000)

Equity in income of investee	—	61,000	—	61,000

NET LOSS	$(37,000)	$(1,395,000)	$(2,831,000)	$(4,573,000)

BASIC AND DILUTED NET LOSS PER SHARE	$—	$(.03)	$(.07)	$(.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basis and diluted	41,207,900	42,039,081	41,137,405	41,663,841

The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED JULY 31, 2006

	Common Stock $.01 par value,
	100,000,000 shares authorized		Paid-in	Treasury stock, at cost		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
BALANCE—OCTOBER 31, 2005	43,231,813	$433,000	$100,590,000	(1,825,000)	$(695,000)	$(170,961,000)	$(70,633,000)

Issuance of warrant	—	—	110,000	—	—	—	110,000

Exercise of warrants	819,781	8,000	173,000	—	—	—	181,000

Exercise of options	2,167	—	1,000	—	—	—	1,000

Share-based payments	—	—	345,000	—	—	—	345,000

Net loss	—	—	—	—	—	(4,573,000)	(4,573,000)

BALANCE— JULY 31, 2006 (UNAUDITED)	44,053,761	$441,000	$101,219,000	(1,825,000)	$(695,000)	$(175,534,000)	$(74,569,000)

The accompanying notes are an integral part of these financial statements

PRIMEDEX HEALTH SYSTEMS, INC. AND AFFILIATES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED JULY 31,	2005	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6,822,000	$4,633,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,831,000)	(6,041,000)
Investment in membership interest of PET center	—	(237,000)
Proceeds from sale of equipment	65,000	—

Net cash used by investing activities	(2,766,000)	(6,278,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash disbursements in transit	1,254,000	2,323,000
Principal payments on notes and leases payable	(9,565,000)	(6,105,000)
Repayment of debt upon extinguishments	—	(141,242,000)
Proceeds from issuance of common stock	—	182,000
Proceeds from sale of equipment	—	15,000
Proceeds from borrowings upon refinancing	—	146,468,000
Proceeds from borrowings from related parties	1,370,000	—
Debt issue costs	—	(5,608,000)
Payments on line of credit	(2,398,000)	—
Proceeds from short and long-term borrowings on notes payable	5,284,000	5,612,000

Net cash provided (used) by financing activities	(4,055,000)	1,645,000

NET INCREASE (DECREASE) IN CASH	1,000	—
CASH, beginning of period	1,000	2,000

CASH, end of period	$2,000	$2,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$12,241,000	$13,141,000

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

The consolidated financial statements of Primedex include the accounts of Primedex, its wholly owned direct subsidiary, Radnet Management, Inc., or Radnet, and Beverly Radiology Medical Group III, or BRMG, which is a professional corporation, all collectively referred to as “us” or “we”.  The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc., or DIS, all wholly owned subsidiaries of Radnet.

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

Liquidity and Capital Resources

We had a working capital deficit of $557,000 at July 31, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $1.4 million and $4.6 million during the three and nine months ended July 31, 2006, respectively, and had losses from operations of $2.9 million for the nine months ended July 31, 2005.  We also had a stockholders’ deficit of $74.6 million at July 31, 2006 compared to a $70.6 million deficit at October 31, 2005.

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

The revolving credit facility and the $86 million term loan bear interest at a base rate (“base rate” means corporate loans posted by at least 75% of the nation’s 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly.  The $60 million second lien term loan bears interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly.  The $86 million term loan includes amortization payments of 1.0% per annum, payable in quarterly installments of $215,000.  Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

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

On July 6, 2006, Primedex entered into an agreement and plan of merger for the acquisition of Radiologix, Inc. by Primedex through the merger of a wholly-owned subsidiary of Primedex with and into Radiologix. Upon successful completion of the merger, Radiologix stockholders will receive a combination of cash and Primedex common stock in exchange for their shares of Radiologix common stock. Pursuant to the merger, Radiologix stockholders will receive aggregate consideration of 22,621,922 shares of Primedex common stock and $42,950,000 in cash.  Based upon the August 17, 2006 closing price of Primedex common stock of $1.57, each Radiologix stockholder would receive $1.85 in cash for each Radiologix share, plus one share of Primedex common stock for total consideration valued at $3.42 per share. The merger agreement also provides Primedex the option to elect to reduce the share consideration by up to 3.5 million shares and to increase the cash consideration by $2 per share, provided that Primedex advises Radiologix of its election prior to the mailing of the proxy statement. Upon completion of the merger, we estimate that, subject to adjustment as described above, Radiologix’s former stockholders will own approximately 34.9% of the then-outstanding shares of Primedex common stock, based on the number of shares of Radiologix and Primedex common stock outstanding on August 17, 2006.  Primedex’s stockholders will continue to own their existing shares.  In connection with the proposals set forth in this joint proxy statement/prospectus, Primedex stock may be subject to transfer restrictions which are necessary to preserve Primedex’s unrestricted use of its net operating loss carry-forwards.

Primedex has signed a commitment letter with GE Commercial Finance Healthcare Financial Services for a $405 million senior secured credit facility. The facility is expected to be used to finance the merger, to refinance existing indebtedness, to pay transaction costs and expenses relating to the merger and the credit facility and to provide financing for working capital needs post-merger.  Consummation of the financing is a condition to the closing of the merger. The facility will consist of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility will have a term of five years, the term loan will have a term of six years and the second lien term loan will have a term of six and one-half years.  Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s largest 30 banks” or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. Primedex may, after a certain period, request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. It is anticipated that the credit facility will include customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees. The credit facility will contain such conditions to funding as are customary for senior secured facilities of this type.

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

•      Expanding MRI and CT applications

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition—Revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue.

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

The following table summarizes net revenue for the three and nine months ended July 31, 2005 and 2006:

	Three Months Ended		Nine Months Ended
	2005	2006	2005	2006
Net patient service	$26,544,000	$29,755,000	$77,670,000	$86,376,000
Capitation	9,634,000	10,581,000	27,808,000	32,086,000
Net revenue	$36,178,000	$40,336,000	$105,478,000	$118,462,000

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

Credit risks – Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution.  At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

With respect to accounts receivable, we routinely assess the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt.  Net revenue by payor for the three and nine months ended July 31, 2005 and 2006 were:

	For the Three Months Ended		For the Nine Months Ended
	2005	2006	2005	2006
Capitation contracts	27%	26%	26%	27%
HMO/PPO/Managed care	22%	24%	22%	24%
Medicare	15%	15%	15%	15%
Blue Cross/Shield/Champus	14%	14%	14%	15%
Special group contract	9%	8%	9%	8%
Commercial insurance	4%	3%	4%	3%
Medi-Cal	3%	4%	3%	3%
Workers compensation	3%	3%	3%	2%
Other	3%	3%	4%	3%

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

Significant Events – On April 4, 2006, we settled a claim with Broadstream for $500,000.  This claim arose in connection with a financing agreement we entered into with a third party.  James Goldfarb, a partner of Broadstream Capital Partners, LLC (“Broadstream”), and once a member of our Board of Directors, arranged a meeting between us and a third party to discuss the third party financing the purchase of a portion of our debt owed to DVI Financial Services, which had filed for bankruptcy.  Goldfarb alleged that, on behalf of Broadstream, he entered into an oral agreement with us under which we owed Broadstream a “finder’s fee” for setting up this meeting.  Broadstream filed suit against us, and Howard G. Berger, M.D., our president, for damages.  Pursuant to the settlement, we agreed to pay to Broadstream $500,000 payable over a one and one-half year period.

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

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisitions, openings and closings of imaging centers

In December 2005, we entered into a new building lease in Encino, California for approximately 10,425 square feet to begin the development of a new center, San Fernando Interventional Radiology and Imaging Center, which is expected to open by the end of this fiscal year.  The center will offer MRI, CT, ultrasound and x-ray services as well as biopsy, angiography, shunt, and pain management procedures.  The monthly rent is approximately $19,600 and the first month’s rent will be due no later than September 2006.

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

Effective February 1, 2006, we invested $237,000 for a 47.5% membership interest in an entity that operates a PET center in Palm Springs, California.  We account for this investment under the equity method of accounting.  Income in earnings of this equity method investment was approximately $61,000.  The center will provide PET services for our existing facilities in the area replacing a prior arrangement where PET services were provided by a mobile unit for a “per use” fee.   We have an option to purchase the other 52.5% interest subsequent to November 1, 2006 and prior to February 29, 2008 for $512,500.

On May 15, 2006, we opened an additional multi-modality site in Emeryville, California that provides MRI, CT and x-ray services.  Ultrasound services will be added in the near future.  We entered into a new building lease for 6,500 square feet with a beginning monthly rental of $9,754 and invested approximately $1.7 million in leasehold improvements for the new center.  The improvements were paid for from working capital.  Subsequent to the new center’s opening, we decided to close our existing Emeryville MRI only facility and incurred a loss on the disposal of leasehold improvements in that center of approximately $143,000.

At various times, we may open or close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region.  Over time, patient volume from these contracts may vary, or we may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.

NOTE 4 – EQUITY BASED COMPENSATION

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

During the first quarter of fiscal 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all options were valued using a Black-Scholes model.

In anticipation of the adoption of SFAS No. 123(R), we did not modify the terms of any previously granted awards.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service period. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, we classified equity-based compensation within operating expenses with the same line item as the majority of the cash compensation paid to employees.

The following table illustrates the impact of equity-based compensation on reported amounts:

	For the Three Months Ended July 31, 2006(1)		For the Nine Months Ended July 31, 2006(1)
	As Reported	Impact of Equity-Based Compensation	As Reported	Impact of Equity-Based Compensation
Income from operations (2)	$3,936,000	$(108,000)	$12,637,000	$(345,000)
Net loss	$(1,395,000)	$(108,000)	$(4,573,000)	$(345,000)
Net basic and diluted earning per share	$(.03)	$—	$(.11)	$(.01)

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

The following summarizes all of our option transactions from November 1, 2005 to July 31, 2006:

			Weighted
		Weighted Average	Average
		Exercise Price	Remaining
		Per Common	Contractual Life	Aggregate
Outstanding Options	Shares	Share	(in years)	Intrinsic Value
Balance, October 31, 2005	687,167	$0.51
Granted	165,000	0.39
Exercised	(2,167)	0.46
Canceled or expired	(32,500)	0.41
Balance, July 31, 2006	817,500	$0.49	4.14	$988,000
Exercisable at July 31, 2006	807,500	$0.49	4.08	$976,000

			Weighted
		Weighted Average	Average
		Exercise Price	Remaining
		Per Common	Contractual Life	Aggregate
Outstanding Warrants	Shares	Share	(in years)	Intrinsic Value
Balance, October 31, 2005	12,004,770	$0.60
Granted	4,650,000	0.66
Exercised	(1,319,781)	0.46
Canceled or expired	(4,278,655)	0.64
Balance, July 31, 2006	11,056,334	$0.63	3.80	$11,867,000
Exercisable at July 31, 2006	6,189,000	$0.61	2.32	$6,735,000

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

	Risk-free
June 31,	interest rate	Expected term	Expected Volatility	Expected dividends
2005	3.00%	5 years	49.00%	—
2006	4.73%	5 years	99.36%	—

We have determined the 2006 expected term assumption under the “Simplified Method” as defined in SAB 107. For fiscal 2006, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

Fair Value Disclosures – Prior to Adopting SFAS No. 123(R)

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

	Three Months Ended	Nine Months Ended
July 31,	2005	2005
Net loss as reported	$(37,000)	$(2,831,000)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	(94,000)	(186,000)

Pro forma net loss	$(131,000)	$(3,017,000)

Loss per share:
Basic and diluted loss per share - as reported	$—	$(0.07)

Basic and diluted loss per share - pro forma	$—	$(0.07)

NOTE 5 – CAPITAL TRANSACTIONS

On December 19, 2003, we issued a $1.0 million convertible subordinate note payable to Galt Financial, Ltd., at a stated rate of 11% per annum with interest payable quarterly. The note payable was convertible at the holder’s option anytime after January 1, 2006 at $0.50 per share. As additional consideration for the financing, we issued a warrant for the purchase of 500,000 shares at an exercise price of $0.50 per share. We allocated $0.1 million to the value of the warrants. In November 2005, the right to convert the $1.0 million obligation into 2,000,000 shares of common stock was waived in exchange for the issuance of a five-year warrant to purchase 300,000 shares of our common stock at a price of $0.50 per share, the public market price on the date of the warrant, as consideration for the note being extended to July 1, 2006. We recorded $0.1 million for the estimated fair value of these warrants as a deferred cost which will be amortized as interest expense to the extended date of maturity. The note was repaid as part of our March 9, 2006 refinancing.

NOTE 6 – SUBSEQUENT EVENTS

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

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the nine months ended July 31, 2006 by the following table:

Percentage
of Net
Payor Type	Revenue
Insurance(1)	41%
Managed Care Capitated Payors	27
Medicare/Medi-Cal	18
Other2	10
Workers Compensation/Personal Injury	4

(1)             Includes Blue Cross/Blue Shield, which represented 15% of our net revenue for the nine months ended July 31, 2006.

(2)             Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services or us and the referred patient’s insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the nine months ended July 31, 2006. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

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

As part of our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the fiscal year ended October 31, 2005, we concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine or complex accounting matters: the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with GAAP. We are committed to establish the necessary environment to ensure the effectiveness of these controls in the future and quality financial reporting. We experienced no impact on our financial statements for the year ended October 31, 2005 or for the nine months ended July 31, 2006 as a result of the ineffective controls over non-routine matters.

Adoption of SFAS No. 123(R) and Equity-Based Compensation Expense

During the first quarter of fiscal 2006, we adopted SFAS No. 123 (R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all options were valued using a Black-Scholes model.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.

	Nine months ended July 31,
	2005	2006
Net revenue	100.0%	100.0%
Operating expenses:
Operating expenses	75.7	74.9
Depreciation and amortization	12.2	10.3
Provision for bad debts	2.6	4.0
Loss on disposal of equipment, net	0.7	0.1

Total operating expense	91.2	89.3
Income from operations	8.8	10.7

Other expense (income):
Interest expense	12.1	12.1
Loss (gain) on debt extinguishment, net	(0.5)	1.8
Other income	(0.1)	—
Other expense	—	0.7

Total other expense	11.5	14.6

Loss before equity in income of investee	(2.7)	(3.9)

Equity in income of investee	—	—

Net loss	(2.7)	(3.9)

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

We had a working capital deficit of $557,000 at July 31, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $4.6 million and $2.8 million for the nine months ended July 31, 2006 and 2005, respectively. We also had a stockholders’ deficit of $74.6 million at July 31, 2006 compared to a $70.6 million deficit at October 31, 2005.

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

On July 6, 2006, Primedex entered into an agreement and plan of merger for the acquisition of Radiologix, Inc. by Primedex through the merger of a wholly-owned subsidiary of Primedex with and into Radiologix. Upon successful completion of the merger, Radiologix stockholders will receive a combination of cash and Primedex common stock in exchange for their shares of Radiologix common stock. Pursuant to the merger, Radiologix stockholders will receive aggregate consideration of 22,621,922 shares of Primedex common stock and $42,950,000 in cash. Based upon the August 17, 2006 closing price of Primedex common stock of $1.57, each Radiologix stockholder would receive $1.85 in cash for each Radiologix share, plus one share of Primedex common stock for total consideration valued at $3.42 per share. The merger agreement also provides Primedex the option to elect to reduce the share consideration by up to 3.5 million shares and to increase the cash consideration by $2 per share, provided that Primedex advises Radiologix of its election prior to the mailing of the proxy statement. Upon completion of the merger, we estimate that, subject to adjustment as described above, Radiologix’s former stockholders will own approximately 34.9% of the then-outstanding shares of Primedex common stock, based on the number of shares of Radiologix and Primedex common stock outstanding on August 17, 2006. Primedex’s stockholders will continue to own their existing shares. In connection with the proposals set forth in this joint proxy statement/prospectus, Primedex stock may be subject to transfer restrictions which are necessary to preserve Primedex’s unrestricted use of its net operating loss carry-forwards.

Primedex has signed a commitment letter with GE Commercial Finance Healthcare Financial Services for a $405 million senior secured credit facility. The facility is expected to be used to finance the merger, to refinance existing indebtedness, to pay transaction costs and expenses relating to the merger and the credit facility and to provide financing for working capital needs post-merger. Consummation of the financing is a condition to the closing of the merger. The facility will consist of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility will have a term of five years, the term loan will have a term of six years and the second lien term loan will have a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s largest 30 banks” or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. Primedex may, after a certain period, request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. It is anticipated that the credit facility will include customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees. The credit facility will contain such conditions to funding as are customary for senior secured facilities of this type.

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

During the nine months ended July 31, 2006, the largest net revenue increases were at the Temecula and Tarzana facilities with combined increases of approximately $5.5 million when comparing results with the same period last year. Tarzana’s continued growth is due to hiring of key physicians in the region, the location of the facilities, the increased utilization of PET, increased marketing efforts and state of the art medical equipment. The Temecula facilities’ continued growth is due to a variety of factors including their physical locations, the return of a large capitation agreement, improvements in contracted reimbursement, the opening of additional satellite facilities, the ramp-up of the Murrieta site which opened in December 2004, and increases in patient volume and throughput.

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

The following table sets forth our operating expenses for the nine months ended July 31, 2005 and 2006 (dollars in thousands):

	Nine Months Ended July 31,
	2005	2006
Salaries and professional reading fees	$49,122	$55,719
Building and equipment rental	5,837	6,325
General administrative expenses	24,833	26,657

Total operating expenses	79,792	88,701

Depreciation and amortization	12,905	12,175
Provision for bad debt	2,789	4,739
Loss (gain) on disposal of equipment, net	698	210

•       Salaries and professional reading fees

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

•       Building and equipment rental

Building and equipment rental expenses increased $0.5 million for the nine months ended July 31, 2006 when compared to the same period last year. The increase is primarily due to the additional of building rental expense for the new centers in Emeryville, Westlake and additional satellite facilities coupled with annual increases in base rentals from previously existing leased facilities.

•       General and administrative expenses

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

•              Depreciation and Amortization

Depreciation and amortization decreased by $0.7 million for the nine months ended July 31, 2006 when compared to the same period last year.  At July 31, 2005, net property and equipment was $71.0 million compared to $62.8 million at July 31, 2006.

•              Provision for bad debt

The $1.9 million increase in the provision for bad debt for the nine months ended July 31, 2006 when compared to the same period last year was primarily a result of increased revenue coupled with a change in timing of writing off older accounts receivable.

•              Loss on disposal of equipment, net

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage certain items in the statement of operations bears to net revenue.

	Three months ended July 31,
	2005	2006
Net revenue	100.0%	100.0%
Operating expenses:
Operating expenses	74.1	74.6
Depreciation and amortization	11.7	10.1
Provision for bad debts	2.6	5.0
Loss on disposal of equipment, net	—	0.5
Total operating expense	88.4	90.2

Income from operations	11.6	9.8

Other expense (income):
Interest expense	11.8	13.4
Other income	(0.1)	—
Total other expense	11.7	13.4
Loss before equity in income of investee	(0.1)	(3.6)

Equity in income of investee	—	0.1

Net loss	(0.1)	(3.5)

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

During the three months ended July 31, 2006, the largest net revenue increase was at the Temecula facilities that increased approximately $0.8 million when comparing results with the same period last year.  The Temecula facilities’ continued growth is due to a variety of factors including their physical locations, the return of a large capitation agreement, improvements in contracted reimbursement, the opening of additional satellite facilities, the ramp-up of the Murrieta site which opened in December 2004, and increases in patient volume and throughput.

The largest decrease in net revenue was at the Beverly Hills’ facilities which when combined decreased approximately $0.3 million when comparing results with the same period last year.  The net revenue decrease was due to increased competition in the area.

Operating Expenses

Operating expenses for the three months ended July 31, 2006 increased approximately $4.4 million from $32.0 million in the three months ended July 31, 2005 to $36.4 million in the same period this year.  The increase included $0.2 million for the loss on the disposal of equipment during the three months ended July 31, 2006.

The following table sets forth our operating expenses for the three months ended July 31, 2005 and 2006 (dollars in thousands):

	Three Months Ended July 31,
	2005	2006
Salaries and professional reading fees	$16,344	$19,197
Building and equipment rental	1,949	2,117
General administrative expenses	8,497	8,791

Total operating expenses	26,790	30,105

Depreciation and amortization	4,243	4,071
Provision for bad debt	946	2,000
Loss on disposal of equipment, net	—	224

•              Salaries and professional reading fees

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

•              Building and equipment rental

Building and equipment rental expenses increased $0.2 million for the three months ended July 31, 2006 when compared to the same period last year.  The increase is primarily due to the addition of building rental expense for the new centers in Emeryville, Westlake and additional satellite facilities coupled with annual increases in base rentals from previously existing leased facilities.

•              General and administrative expenses

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

•              Depreciation and Amortization

Depreciation and amortization decreased by $0.2 million for the three months ended July 31, 2006 when compared to the same period last year.  At July 31, 2005, net property and equipment was $71.0 million compared to $62.8 million at July 31, 2006.

•              Provision for bad debt

The $1.1 million increase in the provision for bad debt for the three months ended July 31, 2006 when compared to the same period last year was primarily a result of increased revenue coupled with a change in timing of writing off older accounts receivable.

•              Loss on disposal of equipment, net

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

Liquidity and Capital Resources

We had a working capital deficit of $557,000 at July 31, 2006 compared to a $143.4 million deficit at October 31, 2005, and had losses from operations of $4.6 million and $2.8 million for the nine months ended July 31, 2006 and 2005, respectively.  We also had a stockholders’ deficit of $74.6 million at July 31, 2006 compared to a $70.6 million deficit at October 31, 2005.

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

The revolving credit facility and the $86 million term loan bear interest at a base rate (“base rate” means corporate loans posted by at least 75% of the nation’s 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly.  The $60 million second lien term loan bears interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly.  The $86 million term loan includes amortization payments of 1.0% per annum, payable in quarterly installments of $215,000.  Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

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

On July 6, 2006, Primedex entered into an agreement and plan of merger for the acquisition of Radiologix, Inc. by Primedex through the merger of a wholly-owned subsidiary of Primedex with and into Radiologix. Upon successful completion of the merger, Radiologix stockholders will receive a combination of cash and Primedex common stock in exchange for their shares of Radiologix common stock. Pursuant to the merger, Radiologix stockholders will receive aggregate consideration of 22,621,922 shares of Primedex common stock and $42,950,000 in cash.  Based upon the August 17, 2006 closing price of Primedex common stock of $1.57, each Radiologix stockholder would receive $1.85 in cash for each Radiologix share, plus one share of Primedex common stock for total consideration valued at $3.42 per share. The merger agreement also provides Primedex the option to elect to reduce the share consideration by up to 3.5 million shares and to increase the cash consideration by $2 per share, provided that Primedex advises Radiologix of its election prior to the mailing of the proxy statement. Upon completion of the merger, we estimate that, subject to adjustment as described above, Radiologix’s former stockholders will own approximately 34.9% of the then-outstanding shares of Primedex common stock, based on the number of shares of Radiologix and Primedex common stock outstanding on August 17, 2006. Primedex’s stockholders will continue to own their existing shares.  In connection with the proposals set forth in this joint proxy statement/prospectus, Primedex stock may be subject to transfer restrictions which are necessary to preserve Primedex’s unrestricted use of its net operating loss carry-forwards.

Primedex has signed a commitment letter with GE Commercial Finance Healthcare Financial Services for a $405 million senior secured credit facility. The facility is expected to be used to finance the merger, to refinance existing indebtedness, to pay transaction costs and expenses relating to the merger and the credit facility and to provide financing for working capital needs post-merger.  Consummation of the financing is a condition to the closing of the merger. The facility will consist of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility will have a term of five years, the term loan will have a term of six years and the second lien term loan will have a term of six and one-half years.  Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s largest 30 banks” or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. Primedex may, after a certain period, request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. It is anticipated that the credit facility will include customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees. The credit facility will contain such conditions to funding as are customary for senior secured facilities of this type.

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

•         Expanding MRI and CT applications

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

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter as of July 31, 2006 include (dollars in thousands):

For the twelve months ended July 31,	2007	2008	2009	2010	2011	There- after	Total
Notes payable	$873	$145,100	$14	$14	14	34	$146,049
Capital leases*	2,256	1,613	1,543	699	145	—	6,256
Line of credit	—	6,868	—	—	—	—	6,868
Subordinated debentures	—	16,147	—	—	—	—	16,147
Operating leases(1)	8,415	7,813	7,572	7,431	7,352	60,763	99,346
Purchaseobligations(2)	625	—	—	—	—	—	625

Total(3)	$12,169	$177,541	$9,129	$8,144	$7,511	$60,797	$275,291

•                     Includes interest.

(1)             Includes all existing options to extend lease terms.

(2)             Includes a three-year obligation to purchase imaging film from Fuji. We must purchase an aggregate of $7.5 million of film at a rate of approximately $2.5 million per year over the term of the agreement.

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

Specific factors that might cause actual results to differ from our expectations, include, but are not limited to:

•                  our ability to integrate our business with the Radiologix business and achieve expected synergies from the merger;

•                  economic, competitive, demographic, business and other conditions in our markets;

•                  a decline in patient referrals;

•                  changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

•                  the enforceability or termination of our contracts with radiology practices;

•                  the availability of additional capital to fund capital expenditure requirements;

•                  burdensome lawsuits against our contracted radiology practices and us;

•                  reduced operating margins due to our managed care contracts and capitated fee arrangements;

•                  any failure on our part to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;

•                  our substantial indebtedness, debt service requirements and liquidity constraints;

•                  the interruption of our operations in certain regions due to earthquake or other extraordinary events;

•                  the recruitment and retention of technologists by us or by radiologists of our contracted radiology groups; and

•                  other factors discussed in the “Risk Factors” section or elsewhere in this report.

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

We expect that the acquisition of Radiologix will result in some synergies, business opportunities and growth prospects.  We may, however, never realize these expected synergies, business opportunities and growth prospects.  We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business condition may deteriorate.  In addition, integrating operations will require significant efforts and expenses on the part of both us and Radiologix.  Personnel may leave or be terminated because of the merger.  Our management may have its attention diverted while trying to integrate Radiologix.  If these factors limit our ability to integrate the operations of Radiologix successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the merger, may not be met.  In addition, our growth and operating strategies for Radiologix’s business may be different from the strategies that Radiologix currently is pursung.  If our strategies are not the proper strategies for Radiologix, it could have a material adverse effect on the business, financial condition and results of operations of the combined company.

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

Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in the businesses of us and Radiologix.  Specifically:

•                                          current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect ours and Radiologix’s ability to retain key managers and other employees; and

•                                          the attention of management of both us and Radiologix may be directed toward the completion of the merger.

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

The market price of our common stock has been and may continue to be volatile.  From June 30, 2003, to September 8, 2006, the sale price of our common stock ranged from a low of $0.11 per share to a high of $2.63 per share.  Our common stock may continue to be subject to fluctuations as a result of a variety of factors, including factors beyond our control.  These include:

•                  economic, competitive, demographic, business and other conditions;

•                  decline in patient referrals;

•                  changes in the rates or methods of third-party reimbursement for diagnostic imaging services;

•                  the enforceability or termination of our contracts with radiology practices;

•                  the availability of additional capital to fund capital expenditure requirements;

•                  burdensome lawsuits against contracted radiology practices;

•                  reduced operating margins due to managed care contracts and capitated fee arrangements;

•                  any failure to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;

•                  the ability to meet debt service requirements and liquidity constraints in light of our substantial indebtedness;

•                  the recruitment and retention of technologists by us or radiologists by our contracted radiology groups; and

•                  general economic conditions and normal business uncertainty.

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

Changes in third-party reimbursement rates or methods for diagnostic imaging services could result in a decline in our net revenue and negatively impact our business

The fees charged for the diagnostic imaging services performed at our facilities are paid by insurance companies, Medicare and Medi-Cal, workers compensation, private and other payors.  Any change in the rates of or conditions for reimbursement from these sources of payment could substantially reduce the amounts reimbursed to us or to our contracted radiology practices for services provided, which could have an adverse effect on our net revenue.  For example, recent legislative changes in California’s workers compensation rules had a negative impact on reimbursement rates for diagnostic imaging services, and federal Medicare legislation intended to take effect January 1, 2007 is expected to have a negative impact on the rates paid for MRI services.

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

•                                          Expand our infrastructure and management; and

•                                          Compete effectively for the acquisition of diagnostic imaging facilities.

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

Federal law prohibiting physician self-referrals (the “Stark Law”) prohibits a physician from referring Medicare or Medicaid patients to an entity for certain “designated health services” if the physician has a prohibited financial relationship with that entity, unless an exception applies.  Certain radiology services are considered “designated health services” under the Stark Law.  Although we believe that our operations do not violate the Stark Law, our activities may be challenged.  If a challenge to our activities is successful, it could have an adverse effect on our operations.  In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burden on us.

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

We have incurred net losses of $2.8 million and $4.6 million during the nine months ended July 31, 2005 and 2006, respectively, and at July 31, 2006 we had an accumulated stockholders’ deficit of $74.6 million.  Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a “pre-packaged” Chapter 11 plan of reorganization in 2003 and modify the terms of various of our financial obligations.  While we believe that by taking these and other actions in the future we be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

Item 4     Controls and Procedures

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal controls over financial reporting.  We concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine accounting matters, the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with generally accepted accounting principles.  The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal controls over the accounting for non-routine transactions existed at October 31, 2005.

Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions or the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants.  On August 1, 2006, we entered into an agreement with MorganFranklin Corporation, a professional service company with the requisite accounting expertise that is capable of providing the necessary consulting services which we believe addresses the identified weakness.  We engaged MorganFranklin to assist us, from time to time, in the evaluation and application of the appropriate accounting treatment, to provide support in the form of technical analysis related to accounting and financial reporting matters that may arise, and to provide management advice with respect to their preliminary conclusions regarding issues we wish to bring to their attention.  To the extent our Chief Financial Officer identifies any non-routine accounting matters which require resolution, he will contact MorganFranklin and work closely with them, our audit committee and our auditors to resolve any issues.  We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during fiscal 2006 or early fiscal 2007 to enhance our technical accounting resources.  We do not anticipate that the cost of this remediation effort will be material to our financial statements.  We believe that the engagement of MorganFranklin and use of their services should adequately address the identified weakness.  However, if we are able to consummate the acquisition of Radiologix, we believe that the addition of their technical accounting staff will further reduce any material weakness. We experienced no impact on our financial statements for the year ended October 31, 2005 or for the nine months ended July 31, 2006 as a result of the ineffective controls over non-routine matters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended July 31, 2006, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

•                    In June 2006, we issued to one of BRMG’s radiologists a five-year warrant to purchase 50,000 shares of our common stock exercisable at a price of $1.34 per share, which was the public market closing price for our common stock on the transaction date.

•                    In July 2006, we issued to one of our key employees a five-year warrant to purchase 200,000 shares of our common stock exercisable at a price of $1.55 per share, which was the public market closing price on the transaction date.

Item 3.  Defaults Upon Senior Securities

There are no matters to be reported under this heading.

Item 4.  Submission of Matters to a Vote of Security Holders

There are no matters to be reported under this heading.

Item 5.  Other Information

There are no matters to be reported under this heading.

Item 6.  Exhibits

a)                                      Exhibit 10.1 — Agreement dated August 1, 2006 between MorganFranklin Corporation and Primedex Health Systems, Inc.

b)                                     Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

c)                                      Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

d)                                     Exhibit 32.1 — Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

e)                                      Exhibit 32.2 — Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEDEX HEALTH SYSTEMS, INC.
(Registrant)

Date: September 28, 2006	By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., President and Director
(Principal Executive Officer)

Date: September 28, 2006	By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer
(Principal Accounting Officer)