Form 10-Q/A
period 2006-07-31
PRIMEDEX HEALTH SYSTEMS INC
filed 2006-10-06
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 2)

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

Explanatory Note:  Primedex Health Systems, Inc. ("Primedex) is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2006 to file as an exhibit the Agreement, dated August 1, 2006, between MorganFranklin and Primedex in its entirety.  This agreement was previously filed as an exhibit to Amendment No. 1 to our Form 10-Q for the fiscal quarter ended July 31, 2006 with certain portions of the agreement omitted.

Item 6.  Exhibits

a.	Exhibit 10.1 Agreement, dated August 1, 2006, between MorganFranklin Corporation and Primedex Health Systems, Inc.
b.	Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
c.	Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
d.	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
e.	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMEDEX HEALTH SYSTEMS, INC.
(Registrant)

Date: October 5, 2006	By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., President and Director
(Principal Executive Officer)

Date: October 5, 2006	By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer
(Principal Accounting Officer)