Form 10-K
period 2006-10-31
RadNet, Inc.
filed 2007-02-07
CIK 790526

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              ---------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2006

                         Commission File Number 0-19019


                                  RADNET, INC.
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 478-7808
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.0001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _____ No __X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) or the act. Yes _____ No __X__

      NOTE--Checking the box above will not relieve any registrant required to file reports pursuant to section 13 or (15(d) of the exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes _____ No __X__

The aggregate market value of the registrant's voting and nonvoting common equity held by non-affiliates of the registrant was approximately $52,802,584 on April 30, 2006 (the last business day of the registrant's most recently completed second quarter) based on the closing price for the common stock on the Nasdaq Over-the-Counter Bulletin Board on April 28, 2006.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes __X__ No _____

The number of shares of the registrant's common stock outstanding on January 17, 2007, was 34,158,785 shares (excluding treasury shares).

                                     PART I

ITEM 1.     BUSINESS

RADIOLOGIX ACQUISITION

      On November 15, 2006, we completed the acquisition of Radiologix, Inc. Radiologix, a Delaware corporation, employing approximately 2,200 people, through its subsidiaries, was a national provider of diagnostic imaging services through the ownership and operation of freestanding, outpatient diagnostic imaging centers. Radiologix owned, operated and maintained equipment in 69 locations, with imaging centers in seven states, including primary operations in the Mid-Atlantic; the Bay-Area, California; the Treasure Coast area, Florida; Northeast Kansas; and the Finger Lakes (Rochester ) and Hudson Valley areas of New York state. Under the terms of the acquisition agreement, Radiologix shareholders received an aggregate consideration of 11,310,961 shares (after giving effect to the one-for-two reverse stock split effected in November 2006) of our common stock and $42,950,000 in cash. We financed the transaction and refinanced substantially all of our outstanding debt with a $405 million senior secured credit facility with GE Commercial Healthcare Financial Services.

BUSINESS OVERVIEW

      Since our acquisition of Radiologix on November 15, 2006, we operate a group of regional networks comprised of 129 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York. We believe our group of regional networks is the largest of its kind in the U.S. Our facilities are strategically organized into regional networks in markets that have both high-density and expanding populations, as well as attractive payor diversity.

      All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Ninety-three of our facilities are multi-modality sites, offering various combinations of magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray and fluoroscopy. Thirty-six of our facilities are single-modality sites, offering either X-ray or MRI. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality sites to help accommodate overflow in targeted demographic areas.

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

      We also provide administrative, management and information services to certain radiology practices that provide professional services in connection with diagnostic imaging centers and to hospitals and radiology practices with which we operate joint ventures. The services we provide leverage our existing infrastructure, and we believe the services improve the profitability, efficiency and effectiveness of the radiology practice or joint venture.

      For the year ended October 31, 2006, our combined facilities, including the facilities acquired as part of our acquisition of Radiologix, performed over
2.3 million diagnostic imaging procedures.

      Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 17% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in Beverly Radiology Medical Group III, or BRMG. BRMG provides all of the professional medical services at 52 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At eleven former Radiologix centers in California and at all of the former Radiologix centers which are located outside of California, we have entered long-term contracts with prominent radiology groups in the area to provide physician services at those facilities.

      We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended October 31, 2006, we performed 2,336,814 diagnostic imaging procedures (including 1,417,472 at Radiologix for its 12 months ended December 31, 2006) and generated net revenue from continuing operations of $384 million (including $223 million by Radiologix for the 12 months ended December 31, 2006).

      The following table illustrates our work performed over the five-year period ended October 31, 2006:

                                                                          YEARS ENDED OCTOBER 31,
                                                              -------------------------------------------------
                                                                2002      2003      2004      2005      2006**
                                                              --------  --------  --------  --------  ---------
Total number of MRI, CT and PET systems (at end of year)*           60        63        68        68        176
Total number of procedures performed*                          877,574   947,032   946,928   958,414  2,336,814
---------------
* All procedures.  Excludes discontinued operation.
**Includes 102 Radiologix MRI, CT and PET systems at October 31, 2006, and
1,417,472 Radiologix procedures for the 12 months ended December 31, 2006.

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

      IMV, a provider of database and market information products and services to the analytical, clinical diagnostic, biotechnology, life science and medical imaging industries, estimates that over 24.2 million MRI procedures and 50.1 million CT procedures were conducted in the United States in 2003, representing a 10% increase over the 2002 volume of both the MRI and CT procedures, respectively. This data is particularly relevant to us, given that revenue from MRI and CT scans constituted approximately 58% of our net revenue for the year ended October 31, 2006. In addition, IMV estimates that over 706,100 clinical PET patient studies were performed in the United States in 2003, representing a 58% increase over the 2002 volume of 447,200 clinical PET patient studies. Revenue from PET scans constituted approximately 8% of our net revenue for the year ended October 31, 2006.

INDUSTRY TRENDS

      We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

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

DIAGNOSTIC IMAGING SETTINGS

      Diagnostic imaging services are typically provided in one of the following settings:

      FIXED-SITE, FREESTANDING OUTPATIENT DIAGNOSTIC FACILITIES

      These facilities range from single-modality to multi-modality facilities and are not generally owned by hospitals or clinics. These facilities depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these facilities may compete with hospitals or clinics that have their own imaging systems to provide services to these patients. These facilities bill third-party payors, such as managed care organizations, insurance companies, Medicare or Medicaid. All of our facilities are in this category.

      HOSPITALS OR CLINICS

      Many hospitals provide both inpatient and outpatient diagnostic imaging services, typically on site. These inpatient and outpatient centers are owned and operated by the hospital or clinic, or jointly by both, and are primarily used by patients of the hospital or clinic. The hospital or clinic bills third-party payors, such as managed care organizations, insurance companies, Medicare or Medicaid.

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

      PET

      PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. We provide PET-only services through the use of mobile equipment services at two of our sites. In addition, we have combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.8 million to $2.2 million.

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

COMPETITIVE STRENGTHS

      SIGNIFICANT AND KNOWLEDGEABLE PARTICIPANT IN THE NATION'S LARGEST ECONOMY

      We believe our group of regional networks of fixed-site, freestanding outpatient diagnostic imaging facilities is the largest of its kind in California, the nation's largest economy and most populous state and with the Radiologix acquisition the largest outpatient diagnostic imaging facility owner in the U.S. Our two decades of experience in operating diagnostic imaging facilities in almost every major population center in California gives us intimate, first-hand knowledge of these geographic markets, as well as close, long-term relationships with key payors, radiology groups and referring physicians within these markets. The additional Radiologix centers reflect, for the most part, a similar clustering philosophy which we believe will provide an opportunity to utilize our California model outside of California.

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

      o Through our advanced information technology systems, we can electronically exchange information between radiologists in real time, enabling us to cover larger geographic markets by using the specialized training of other practitioners in our networks. In addition, many of our facilities digitally transmit to our headquarters, on a daily basis, comprehensive data concerning the diagnostic imaging services performed, which our corporate management closely monitors to evaluate each facility's efficiency. Similarly, BRMG uses our advanced information technology system to closely monitor radiologists to ensure they consistently perform at expected levels.

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

      STRONG RELATIONSHIPS WITH EXPERIENCED AND HIGHLY REGARDED RADIOLOGISTS

      Our contracted radiologists generally have outstanding credentials and reputations, strong relationships with referring physicians, a broad mix of sub-specialties and a willingness to embrace our approach for the delivery of diagnostic imaging services. The collective experience and expertise of these radiologists translates into more accurate and efficient service to patients. Moreover, as a result of our close relationship with Dr. Berger and BRMG in California and our long-term arrangements with radiologists outside of California, we believe that we are able to better ensure that medical service is provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated or short-term practice groups. We believe that physicians are drawn to BRMG and the other radiologist groups with whom we contract by the opportunity to work with the state-of-the-art equipment we make available to them, as well as the opportunity to receive specialized training through our fellowship programs, and engage in clinical research programs, which generally are available only in university settings and major hospitals.

      DIVERSIFIED PAYOR MIX

      Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of profitable revenue. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2006. Radiologix had two payors, Aetna (5.5%) and United Health (8.1%) which accounted for more than 5% of its net revenue for its 12 month period ended December 31, 2006.

      EXPERIENCED AND COMMITTED MANAGEMENT TEAM

      Dr. Howard Berger, our President and Chief Executive Officer, Norman Hames, our Chief Operating Officer, and Dr. John Crues III, medical director of our company, together have close to 75 years of healthcare management experience. Our executive management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. Our management beneficially owns approximately 22% of our common stock.

BUSINESS STRATEGY

      MAXIMIZING PERFORMANCE AT OUR EXISTING FACILITIES

      We intend to enhance our operations and increase scan volume and revenue at our existing facilities by:

      o     Establishing new referring physician and payor relationships;

      o Increasing patient referrals through targeted marketing efforts to referring physicians;

      o Adding modalities and increasing imaging capacity through equipment upgrades to existing machinery, adding new machinery and relocating machinery to meet the needs of our regional markets;

      o Leveraging our multi-modality offerings to increase the number of high-end procedures performed; and

      o Building upon our capitation arrangements to obtain fee-for-service business.

      FOCUSING ON PROFITABLE CONTRACTING

      We regularly evaluate our contracts with third-party payors and radiology groups, as well as our equipment and real property leases, to determine how we may improve the terms to increase our revenues and reduce our expenses. Because many of our contracts have one-year terms, we can regularly renegotiate these contracts, if necessary. We believe our position as a leading provider of diagnostic imaging services in the areas of our concentration, our experience and knowledge of the various geographic markets in those areas, and the benefits offered by our regional networks enable us to obtain more favorable contract terms than would be available to smaller or less experienced organizations.

      EXPANDING MRI AND CT APPLICATIONS

      We intend to continue to use expanding MRI and CT applications as they become commercially available. Most of these applications can be performed by our existing MRI and CT systems with upgrades to software and hardware. We intend to introduce applications that will decrease scan and image-reading time to increase our productivity.

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

      EXPANDING OUR NETWORKS

      Following on with our Radiologix acquisition we intend to continue to expand our networks of facilities through new developments and acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. We perform extensive due diligence before developing a new facility or acquiring an existing facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

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

      RADIOLOGY PROFESSIONALS

      In the states in which we provide services, a lay person or any entity other than a professional corporation or similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the "corporate practice" of medicine. In order to comply with this prohibition, we contract, directly or through BRMG, with radiologists to provide professional medical services in our facilities, including the supervision and interpretation of diagnostic imaging procedures. The radiology practice maintains full control over the physicians it employs. Pursuant to each management contract, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. In addition, we provide management services and administration of the non-medical functions relating to the professional medical practice at the facility, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities. As compensation for the services furnished under contracts with radiologists, we generally receive an agreed percentage of the medical practice billings for, or collections from, services provided at the facility, typically varying between 75% to 84% of net revenue or collections.

      At 52 of our facilities, BRMG is our contracted radiology group. At October 31, 2006, BRMG employed 61 full-time and seven part-time radiologists. At the balance of our facilities we contract, directly or through BRMG, with other radiology groups to provide the professional medical services. At 18 of our imaging facilities we charge a fee for our services as manager of an entity which owns the center. Our fee is typically 10% to 15% of the collected revenue of each company after deduction of the professional fees. In addition, we generally own a percentage of the equity interests of the entity which owns the facility from which we are also entitled to a percentage of income after a deduction of all expenses, including amounts paid for medical services and medical supervision commensurate with our ownership percentage.

      Under our management agreement with BRMG, in California as well as those with other radiology practices both inside and outside of California we are paid, as compensation for the use of our facilities and equipment and for our services, a percentage of the amounts collected for the professional services it renders. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

      |X| The agreement expires on January 1, 2014. However, the agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. In addition, either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure, and we may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG.

      |X| At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities (except nine facilities acquired from Radiologix).

      |X| At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

      |X| If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

      |X| If we want to open a new facility, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

      |X| BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

AT THE RADIOLOGIX LOCATIONS:

      The practice at the Radiologix locations is for a Radiologix subsidiary to contract with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures performed in the Radiologix diagnostic imaging centers. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth; and a willingness to embrace our strategy for the delivery of diagnostic imaging services.

      Radiologix has two models by which it contracts with radiology practices: a comprehensive services model and a technical services model. Under Radiologix's comprehensive services model, Radiologix enters into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of Radiologix's diagnostic imaging equipment and the provision of technical services, Radiologix provides management services and receives a fee based on the practice group's professional revenue, including revenue derived outside of Radiologix's diagnostic imaging centers. Under Radiologix's technical services model, which relates primarily to six of Radiologix's subsidiary operations, Radiologix enters into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pays a fee based on cash collections from reimbursement for imaging procedures. In both the comprehensive services and technical services models, Radiologix owns the diagnostic imaging assets and, therefore, receives 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specific thresholds.

      The agreements with the radiology practices under Radiologix's comprehensive services model contain provisions whereby both parties have agreed to certain restrictions on accepting or pursuing radiology opportunities within a five to fifteen-mile radius of any of Radiologix's owned, operated or managed diagnostic imaging centers at which the radiology practice provides professional radiology services or any hospital at which the radiology practice provides on-site professional radiology services. Each of these agreements also restricts the applicable radiology practice from competing with Radiologix and its other contracted radiology practices within a specified geographic area during the term of the agreement. In addition, the agreements require the radiology practices to enter into and enforce agreements with their physician shareholders at each radiology practice (subject to certain exceptions) that include covenants not to compete with Radiologix for a period of two years after termination of employment or ownership, as applicable.

      Under Radiologix's comprehensive services model, Radiologix has the right to terminate each agreement if the radiology practice or a physician of the contracted radiology practice engages in conduct, or is formally accused of conduct, for which the physician employee's license to practice medicine reasonably would be expected to be subject to revocation or suspension or is otherwise disciplined by any licensing, regulatory or professional entity or institution, the result of any of which (in the absence of termination of this physician or other action to monitor or cure this act or conduct) adversely affects or would reasonably be expected to adversely affect the radiology practice.

      Under Radiologix's comprehensive services model, upon termination of an agreement with a radiology practice, depending upon the termination event, Radiologix may have the right to require the radiology practice to purchase and assume, or the radiology practice may have the right to require Radiologix to sell, assign and transfer to it, the assets and related liabilities and obligations associated with the professional and technical radiology services provided by the radiology practice immediately prior to the termination. The purchase price for the assets, liabilities and obligations would be the lesser of their fair market value or the return of the consideration received in the acquisition. However, the purchase price may not be less than the net book value of the assets being purchased.

      The agreements with most of the radiology practices under Radiologix's technical services model contain non-compete provisions that are generally less restrictive than those provisions under Radiologix's comprehensive services model. The geographic scope of and types of services covered by the non-compete provisions vary from practice to practice. Under Radiologix's technical services model, Radiologix generally has the right to terminate the agreement if a contracted radiology practice loses the licenses required to perform the service obligations under the agreement, violates non-compete provisions relating to the modalities offered or if income thresholds are not met.

PAYORS

      We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. These fees are paid by a diverse mix of payors, as illustrated for the year ended October 31, 2006 by the following table:

                                                     PERCENTAGE OF NET
     PAYOR TYPE                                         REVENUE(1)
     ----------                                      -----------------

     Insurance(2)                                          41%
     Managed Care Capitated Payors                         27%
     Medicare/Medicaid                                     18%
     Other(3)                                              10%
     Workers Compensation/Personal Injury                   4%
     ------------

1 Does not include Radiologix.
2 Includes Blue Cross/Blue Shield, which represented 14% of our net revenue for the year ended October 31, 2006.
3 Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

      With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue (for Radiologix payors, Aetna (5.5%) and United Health (8.1%), each accounted for more than 5% of their net revenue for the year ended October 31, 2006).

      We have described below the types of reimbursement arrangements we have, directly or indirectly, including through BRMG, with third-party payors.

      INSURANCE

      Generally, insurance companies reimburse us, directly or indirectly, including through BRMG in California or through the contracted radiology groups elsewhere, on the basis of agreed upon rates. These rates are on average approximately the same as the rates set forth in the Medicare Fee Schedule for the particular service. The patients are generally not responsible for any amount above the insurance allowable amount.

      MANAGED CARE CAPITATION AGREEMENTS

      Under these agreements, which are generally between BRMG in California and outside of California between the contracted radiology group and the payor, typically an independent physicians group or other medical group, the payor pays a pre-determined amount per-member per-month in exchange for the radiology group providing all necessary covered services to the managed care members included in the agreement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to the radiology group and, as a result of our management agreement with the radiology group, to us.

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

      |X|   PHYSICIAN EDUCATION

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

      |X|   PROSPECTIVE REVIEW

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

      |X|   RETROSPECTIVE REVIEW

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

      MEDICARE/MEDICAID

      Medicare is the national health insurance program for people age 65 or older and people under age 65 with certain disabilities. Medicaid is the state health insurance program for qualifying low income persons. Medicare and Medicaid reimburse us, directly or indirectly, including through the contracted radiology group, in accordance with the Medicare Fee Schedule, which is a schedule of rates applicable to particular services and annually adjusted upwards or downwards, typically, within a 4-8% range. Medicare patients are not responsible for any amount above the Medicare allowable amount. Medicaid patients are not responsible for any unreimbursed portion.

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

FACILITIES

      Through our wholly owned subsidiaries, we operate 79 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 35 in the Baltimore-Washington, D.C. area and 10 in the Rochester and Hudson Valley areas of New York. We lease the premises at which these facilities are located, with the exception of two facilities located in buildings we own. We lease the land on which both of those buildings are located.

      Our facilities are located in regional networks that we refer to as regions. Eighty of our facilities (including the Radiologix sites) are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. Forty-nine of our facilities (including the Radiologix sites) are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

      The following table sets forth the number of our facilities for each year during the five-year period ended October 31, 2006:

                                                                                YEAR ENDED OCTOBER 31,
                                                                   ------------------------------------------------
                                                                     2002      2003      2004      2005      2006
                                                                   --------  --------  --------  --------  --------
     Total facilities owned or managed (at beginning of year)           46        58        55        56        57
     Facilities added by:
     Acquisition*                                                        1        --        --        --        75
     Internal development                                               11         3         4         1         4
     Facilities closed or sold                                          --        (6)       (3)       --        (7)

     Total facilities owned (at end of year)*                           58        55        56        57       129

     *Includes 69 Radiologix facilities acquired on November 15, 2006.

DIAGNOSTIC IMAGING EQUIPMENT

      The following table indicates, as of October 31, 2006, the quantity of principal diagnostic equipment available at our facilities, by region including the Radiologix facilities acquired on November 15, 2006:

                                          OPEN                       MAMMO-     ULTRA-               NUCLEAR
                                  MRI      MRI     CT     PET/CT     GRAPHY     SOUND     X-RAY      MEDICINE     TOTAL
                                 -----   -------  ----   --------   --------   -------   -------    ----------   -------
CALIFORNIA
----------
    Beverly Hills                   4        1      2        1          3         4          3           1          19
    Ventura                         2        2      1        2          5         9         15           2          38
    San Fernando Valley             3        3      3        1          2         6          7           1          26
    Antelope Valley                 1        1      1       --          1         1          2           1           8
    Central California              3        3      5       --          5        10         12           2          40
    Northern California            13        2     12        3         10        12          1           2          55
    Orange                          2        1      1        1          3         7          4           1          20
    Long Beach                      1        1      1       --          3         4          7           1          18
    Northern San Diego             --        1      1       --         --        --          1          --           3
    Palm Springs                    1        1      2       --          2         7          7           1          21
    Inland Empire                   5        2      4        1          8        12         12           3          47
      MARYLAND
      --------
    Baltimore/Washington, D.C.     18        5     21        5         22        22          1          12         106
      NEW YORK
      --------
    Rochester                       5        1      4        1          1         3         --           1          16
    Rockland                        4        1      3        2          3         3         --           2          18
      FLORIDA
      -------
    Treasure Coast                  2        1      3        1          3         3         --           3          16
      MINNESOTA
      ---------
    Duluth                         --        1     --       --         --        --         --          --           1
      COLORADO
      --------
    Denver                          1        2     --       --         --        --         --          --           3

Total                              65       29     64       18         71       103         72          33         455

      The average age of our MRI and CT units is less than six years, and the average age of our PET units is less than four years. The useful life of our MRI, CT and PET units is typically ten years.

INFORMATION TECHNOLOGY

      Our corporate headquarters and substantially all of our non-Radiologix facilities are interconnected through a state-of-the-art information technology system. This system, which is compliant with the Health Insurance Portability and Accountability Act of 1996, is comprised of a number of integrated applications, provides a single operating platform for billing and collections, electronic medical records, practice management and image management.

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

      Currently diagnostic reports and images are accessible via the Internet to our California referring providers. We have worked with some of the larger medical groups in California with whom we have contracts to provide access to this content via their web portals.

PERSONNEL

      At October 31, 2006, we had a total of 970 full-time, 52 part-time and 215 per-diem employees (additionally Radiologix had 1,196 full-time, 219 part-time and 178 per diem employees). These numbers do not include the 61 full-time and 7 part-time radiologists or the 297 full-time and 147 part-time technologists, (nor do they include Radiologix technolgists; 316 full-time, 162 part-time and 121 per diem).

      We employ a site manager who is responsible for overseeing day-to-day and routine operations at each of our facilities, including staffing, modality and schedule coordination, referring physician and patient relations and purchasing of materials. In turn, our 10 regional managers and directors are responsible for oversight of the operations of all facilities within their region, including sales, marketing and contracting. The regional managers and directors, along with our directors of contracting, marketing, facilities, management/purchasing and human resources report to our chief operating officer. Our chief financial officer, director of information services and our medical director report to our chief executive officer.

      None of our employees is subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relationship with our employees is good.

EXECUTIVE OFFICERS

See Part III, Item 10 of this report for information about our executive officers.

MARKETING

      Our California marketing team, which we are in the process of expanding into our Radiologix facilities, consists of one director of marketing, five territory sales managers and 18 customer service representatives. Our marketing team employs a multi-pronged approach to marketing:

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

      We primarily acquire our equipment through various financing arrangements directly with an affiliate of General Electric Corporation, or GE, involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At October 31, 2006, capital lease obligations, excluding interest, totaled approximately $6.3 million through 2011, including current installments totaling approximately $2.4 million (see Note 7). If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

      Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2006 annual service fee was the higher of 3.62% of our adjusted net revenue, or $5,430,000. For the fiscal years 2007, 2008 and 2009, the annual service fee will be the higher of 3.62% of our adjusted net revenue, or $5,430,000. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis. We plan to renegotiate our existing agreement with GE in early 2007 adding Radiologix to the service plan and reducing the overall service fee percentages.

COMPETITION

      The market for diagnostic imaging services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., Medical Resources, Inc., Healthsouth Corporation and InSight Health Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices to compete with us. We experience additional competition as a result of those activities.

      Each of the contracted radiology practices under Radiologix's comprehensive services model has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In most states, a covenant not to compete will be enforced only:

      o to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

      o if it does not unreasonably restrain the party against whom enforcement is sought; and

      o     if it is not contrary to public interest.

      Enforceability of a non-compete covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether or to what extent, a court will enforce the contracted radiology practices' covenants. The inability of the contracted radiology practices or us to enforce radiologist's non-compete covenants could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

INSURANCE

      We maintain insurance policies with coverage we believe is appropriate in light of the risks attendant to our business and consistent with industry practice. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all. We maintain general liability insurance and professional liability insurance in commercially reasonable amounts. Additionally, we maintain workers' compensation insurance on all of our employees. Coverage is placed on a statutory basis and responds to individual state's requirements.

      Pursuant to our agreements with physician groups with whom we contract, including BRMG, each group must maintain medical malpractice insurance for the group, having coverage limits of not less than $1.0 million per incident and $3.0 million in the aggregate per year.

      California's medical malpractice cap further reduces our exposure. California places a $250,000 limit on non-economic damages for medical malpractice cases. Non-economic damages are defined as compensation for pain, suffering, inconvenience, physical impairment, disfigurement and other non-pecuniary injury. The cap applies whether the case is for injury or death, and it allows only one $250,000 recovery in a wrongful death case. No cap applies to economic damages. Other states in which we now operate do not have similar limitations and in those states we believe our insurance coverage to be sufficient.

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

      CORPORATE PRACTICE OF MEDICINE

      In the states in which we operate, a lay person or any entity other than a professional corporation or other similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. The laws of such states also prohibit a lay person or a non-professional entity from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. However, because challenges to these types of arrangements are not required to be reported, we cannot substantiate our belief. There can be no assurance that our present arrangements with BRMG or the physicians providing medical services and medical supervision at our imaging facilities will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting us to a potential combination of damages, injunction and civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services or change the amounts we receive under our management agreements, or both.

      MEDICARE AND MEDICAID FRAUD AND ABUSE

      Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended October 31, 2006, approximately 18% of our revenue (and 29% of the Radiologix revenue) generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid).

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

      On January 4, 2001, the Centers for Medicare and Medicaid Services published final regulations to implement the Stark Law. Under the final regulations, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the final regulations, such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The final regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasound procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, nonradiological medical procedures; (iii) nuclear medicine procedures; and (iv) invasive or interventional radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered. Beginning January 1, 2007, PET and nuclear medicine procedures are included as designated health services under the Stark Law.

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

      STATE ANTI-KICKBACK AND PHYSICIAN SELF-REFERRAL LAWS

      All of the states in which we now do business have adopted a form of anti-kickback law and a form of Stark Law. The scope of these laws and the interpretations of them are enforced by state courts and by regulatory authorities with broad discretion. Generally, state law covers all referrals by all healthcare providers for all healthcare services. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate.

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

      Compliance with these standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although the Mammography Accreditation Program of the American College of Radiology currently accredits all of our facilities, which provide mammography services, and we anticipate continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation of certification. Congress has extended Medicare benefits to include coverage of screening mammography subject to the prescribed quality standards described above. The regulations apply to diagnostic mammography and image quality examination as well as screening mammography.

      RADIOLOGIST LICENSING

      The radiologists providing professional medical services at our facilities are subject to licensing and related regulations by the states in which they provide services. As a result, we require BRMG and the other radiology groups with which we contract to require those radiologists to have and maintain appropriate licensure. We do not believe that such laws and regulations will either prohibit or require licensure approval of our business operations, although no assurances can be made that such laws and regulations will not be interpreted to extend such prohibitions or requirements to our operations.

      INSURANCE LAWS AND REGULATION

      States in which we operate have adopted certain laws and regulations affecting risk assumption in the healthcare industry, including those that subject any physician or physician network engaged in risk-based managed care to applicable insurance laws and regulations. These laws and regulations may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to the contracted radiology practices, limiting their ability to enter into capitated or other risk-sharing managed care arrangements and indirectly affecting our revenue from the contracted practices.

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

DEFICIT REDUCTION ACT OF 2005

      On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005, referred to as the DRA. The DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (HOPPS) schedule.

      Prior to January 1, 2007, the technical component of our imaging services was reimbursed under the Part B physician fee schedule, which, in most cases, allows for higher reimbursement than under the HOPPS. Under the DRA, we will be reimbursed at the lower of the two schedules, beginning January 1, 2007.

      The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% of the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. CMS had indicated that it would phase in this rate reduction over two years, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007. CMS has issued a rule that eliminates the 25% reduction in 2007.

      We believe the implementation of the reimbursement reductions contained in the DRA will have a significant effect on our business, financial condition and results of operations.

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR BUSINESS

      OUR FAILURE TO INTEGRATE RADIOLOGIX SUCCESSFULLY AND ON A TIMELY BASIS INTO OUR OPERATIONS COULD REDUCE OUR PROFITABILITY.

      We expect that the acquisition of Radiologix will result in some synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. We may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. In addition, integrating operations will require significant efforts and expenses on our part. Personnel may leave or be terminated because of the merger. Our management may have its attention diverted while trying to integrate Radiologix. If these factors limit our ability to integrate the operations of Radiologix successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the merger, may not be met. In addition, our growth and operating strategies for Radiologix's business may be different from the strategies that Radiologix pursued prior to our acquisition. If our strategies are not the proper strategies for Radiologix, it could have a material adverse effect on the business, financial condition and results of operations of the combined company.

      WE HAVE EXPERIENCED OPERATING LOSSES AND WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO IMPROVE OUR FINANCIAL PERFORMANCE, WE MAY BE UNABLE TO PAY OUR OBLIGATIONS.

      We have incurred net losses of $3.6 million and $6.9 million during the years ended October 31, 2005 and 2006, respectively, and at October 31, 2006 we had an accumulated stockholders' deficit of $78.8 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we will be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

      OUR ABILITY TO GENERATE REVENUE DEPENDS IN LARGE PART ON REFERRALS FROM PHYSICIANS.

      A significant reduction in referrals would have a negative impact on our business. We derive substantially all of our net revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. We depend on referrals of patients from unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, our scan volume could decrease, which would reduce our net revenue and operating margins. Further, commercial third-party payors have implemented programs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, sometimes contract directly with providers and require their enrollees to obtain these services exclusively from those providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These "closed panel" systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside the system's designated panel of providers. If we are unable to compete successfully for these managed care contracts, our results and prospects for growth could be adversely affected.

      CHANGES IN THIRD-PARTY REIMBURSEMENT RATES OR METHODS FOR DIAGNOSTIC IMAGING SERVICES COULD RESULT IN A DECLINE IN OUR NET REVENUE AND NEGATIVELY IMPACT OUR BUSINESS.

      The fees charged for the diagnostic imaging services performed at our facilities are paid by insurance companies, Medicare and Medicaid, workers compensation, private and other payors. Any change in the rates of or conditions for reimbursement from these sources of payment could substantially reduce the amounts reimbursed to us or to our contracted radiology practices for services provided, which could have an adverse effect on our net revenue. For example, recent legislative changes in California's workers compensation rules had a negative impact on reimbursement rates for diagnostic imaging services, and federal Medicare changes taking effect beginning January 1, 2007 are expected to have a negative impact on the rates paid for MRI services.

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

      IF BRMG OR ANY OF OUR OTHER CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US, OUR BUSINESS COULD SUBSTANTIALLY DIMINISH.

      Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 52 of our 79 California facilities (including the Radiologix facilities acquired on November 15, 2006) with the balance of our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, the radiology groups' strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2014, and with the other groups for terms as long, if not longer, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups' ability to continue performing under the management agreements may be curtailed or eliminated due to the groups' financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group's relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

      WE MAY NOT BE ABLE TO SUCCESSFULLY GROW OUR BUSINESS.

      As part of our business strategy, we intend to increase our presence in the areas we serve through selectively acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices.

      However, our ability to successfully expand depends upon many factors, including our ability to:

      o     Identify attractive and willing candidates for acquisitions;

      o Identify locations in existing or new markets for development of new facilities;

      o Comply with legal requirements affecting our arrangements with contracted radiology practices, including state prohibitions on fee-splitting, corporate practice of medicine and self-referrals;

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

      Any claim made against us that is not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, all of which could have an adverse effect on our financial performance. In addition, successful claims against us may adversely affect our business or reputation. Although California places a $250,000 limit on non-economic damages for medical malpractice cases, no limit applies to economic damages and no such limits exist in the other states in which we now provide services.

      SOME OF OUR IMAGING MODALITIES USE RADIOACTIVE MATERIALS, WHICH GENERATE REGULATED WASTE AND COULD SUBJECT US TO LIABILITIES FOR INJURIES OR VIOLATIONS OF ENVIRONMENTAL AND HEALTH AND SAFETY LAWS.

      Some of our imaging procedures use radioactive materials, which generate medical and other regulated wastes. For example, patients are injected with a radioactive substance before undergoing a PET scan. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental and health and safety laws and regulations. Also, we cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. In the event of an accident, we could be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance.

      WE EXPERIENCE COMPETITION FROM OTHER DIAGNOSTIC IMAGING COMPANIES AND HOSPITALS. THIS COMPETITION COULD ADVERSELY AFFECT OUR REVENUE AND BUSINESS.

      The market for diagnostic imaging services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., Medical Resources, Inc., Healthsouth Corporation and InSight Health Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices and compete with us. We are experiencing increased competition as a result of such activities.

      STATE AND FEDERAL ANTI-KICKBACK AND ANTI-SELF-REFERRAL LAWS MAY ADVERSELY AFFECT INCOME.

      Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment , solicitation or receipt of any form of remuneration in return for, or to induce, the referral of Medicare, Medicaid, or other federal healthcare program patients, or in return for, or to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from federal or state healthcare programs. We believe we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

      Federal law prohibiting physician self-referrals (the "Stark Law") prohibits a physician from referring Medicare or Medicaid patients to an entity for certain "designated health services" if the physician has a prohibited financial relationship with that entity, unless an exception applies. Certain radiology services are considered "designated health services" under the Stark Law. Although we believe our operations do not violate the Stark Law, our activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burdens on us.

      All of the states in which our diagnostic imaging centers are located have adopted a form of anti-kickback law and almost all of those states have also adopted a form of Stark Law. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. A determination of liability under the laws described in this risk factor could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

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

      Many of the states in which we operate do not enforce agreements that prohibit a former employee from competing with a former employer. As a result, many of our employees whose employment is terminated are free to compete with us, subject to prohibitions on the use of confidential information and, depending on the terms of the employee's employment agreement, on solicitation of existing employees and customers. A former executive, manager or other key employee who joins one of our competitors could use the relationships he or she established with third party payors, radiologists or referring physicians while our employee and the industry knowledge he or she acquired during that tenure to enhance the new employer's ability to compete with us.

      CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

      For fiscal 2006, we derived approximately 27% of our net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

      WE ARE VULNERABLE TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

      Our headquarters and 79 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Three of our facilities are located in an area of Florida which has suffered from hurricanes. An earthquake or other natural disaster could seriously impair our operations, and our insurance may not be sufficient to cover us for the resulting losses.

      COMPLYING WITH FEDERAL AND STATE REGULATIONS IS AN EXPENSIVE AND TIME-CONSUMING PROCESS, AND ANY FAILURE TO COMPLY COULD RESULT IN SUBSTANTIAL PENALTIES.

      We are directly or indirectly through the radiology practices with which we contract subject to extensive regulation by both the federal government and the state governments in which we provide services, including:

      o     The federal False Claims Act;

      o The federal Medicare and Medicaid anti-kickback laws, and state anti-kickback prohibitions;

      o Federal and state billing and claims submission laws and regulations;

      o     The federal Health Insurance Portability and Accountability Act of
            1996;

      o The federal physician self-referral prohibition commonly known as the Stark Law and the state equivalent of the Stark Law;

      o State laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians;

      o Federal and state laws governing the diagnostic imaging and therapeutic equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels; and

      o State laws governing reimbursement for diagnostic services related to services compensable under workers compensation rules.

      If our operations are found to be in violation of any of the laws and regulations to which we or the radiology practices with which we contract are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. For a more detailed discussion of the various federal and state laws and regulations to which we are subject, see "Business - Government Regulation."

      IF WE FAIL TO COMPLY WITH VARIOUS LICENSURE, CERTIFICATION AND ACCREDITATION STANDARDS, WE MAY BE SUBJECT TO LOSS OF LICENSURE, CERTIFICATION OR ACCREDITATION, WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

      Ownership, construction, operation, expansion and acquisition of our diagnostic imaging facilities are subject to various federal and state laws, regulations and approvals concerning licensing of personnel, other required certificates for certain types of healthcare facilities and certain medical equipment. In addition, freestanding diagnostic imaging facilities that provide services independent of a physician's office must be enrolled by Medicare as an independent diagnostic testing facility to bill the Medicare program. Medicare carriers have discretion in applying the independent diagnostic testing facility requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

      Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended October 31, 2006, approximately 18% of our net revenue (and 29% of Radiologix net revenue for the 12 months ended December 31, 2006) came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

      OUR AGREEMENTS WITH THE CONTRACTED RADIOLOGY PRACTICES MUST BE STRUCTURED TO AVOID THE CORPORATE PRACTICE OF MEDICINE AND FEE-SPLITTING.

      State law prohibits us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into management agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee typically based on a percentage of the practice's revenue. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. However, because challenges to these types of arrangements are not required to be reported, we cannot substantiate our belief. There can be no assurance that our present arrangements with BRMG or the physicians providing medical services and medical supervision at our imaging facilities will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting us to potential damages, injunction and/or civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services and/or change the amounts we receive under our management agreements. Any of these results could jeopardize our business.

      FUTURE FEDERAL LEGISLATION COULD LIMIT THE PRICES WE CAN CHARGE FOR OUR SERVICES, WHICH WOULD REDUCE OUR REVENUE AND ADVERSELY AFFECT OUR OPERATING RESULTS.

      In addition to extensive existing government healthcare regulation, there are numerous initiatives affecting the coverage of and payment for healthcare services, including proposals that would significantly limit reimbursement under the Medicare and Medicaid programs. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform.

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

      Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations. These laws and regulations, if adopted in the states in which we operate, may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to us and the contracted radiology practices and limit our ability to enter into capitation or other risk sharing managed care arrangements.

      OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS.

      Our current substantial indebtedness and any future indebtedness we incur could have important consequences by adversely affecting our financial condition, which could make it more difficult for us to satisfy our obligations to our creditors. Our substantial indebtedness could also:

      |X| Require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

      |X| Increase our vulnerability to adverse general economic and industry conditions;

      |X| Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

      |X| Place us at a competitive disadvantage compared to our competitors that have less debt; and

      |X| Limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

      WE PREVIOUSLY IDENTIFIED INEFFECTIVE DISCLOSURE CONTROLS AND PROCEDURES THAT IF UNSUCCESSFULLY REMEDIATED COULD ADVERSELY AFFECT OUR ABILITY TO REPORT OUR FINANCIAL RESULTS ON A TIMELY AND ACCURATE BASIS.

      We determined that our disclosure controls and procedures were ineffective for the fiscal year ended October 31, 2005 and for the subsequent quarters ended January 31, 2006, April 30, 2006 and July 31, 2006. With respect to our ineffective disclosure controls and procedures, we determined that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine accounting matters: the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with GAAP.

      In connection with the preparation of this Annual Report on Form 10-K, our management on February 2, 2007, in consultation with our independent registered public accounting firm, Moss Adams LLP, determined that we had ineffective disclosure controls and procedures which would require us to restate certain of our previously issued financial statements. The adjustments result from management's historical treatment of depreciation expense related to the depreciation of leasehold improvements of our facilities. Although, the adjustments to certain prior period financial statements are all non-cash, and do not affect our historical reported revenues, cash flows or cash position for any of the affected fiscal or quarterly periods, the adjustments resulted in:

      o a one-time adjustment to decrease retained earnings as of October 31, 2003 by $2,859,595;
      o an adjustment to increase fiscal 2004 depreciation expense and decrease retained earnings by $154,707;
      o an adjustment to increase fiscal 2005 depreciation expense and decrease retained earnings by $434,442; and
      o an adjustment to increase depreciation expense and decrease retained earnings by $33,215 for our first quarter ended January 31, 2006.

      The restated consolidated financial statements are for the fiscal years ended October 31, 2005 and 2004, and the quarterly unaudited financial statements for these years and for the first quarter ended January 31, 2006.

      As a result, the consolidated financial statements, as previously filed, contain errors related to the recording of the depreciation expense of leasehold improvements and should, therefore, not be relied upon. The related auditor reports of Moss Adams LLP with respect to these consolidated financial statements should also no longer be relied upon.

      We believe that we have adequately remediated the material weaknesses we have identified by restating our financial statements for the 2005 and 2004 fiscal years in this report and by entering into a consulting agreement on August 1, 2006 with Morgan Franklin Corporation to advise us with respect to non-routine accounting matters. However, if we have not effectively remediated the material weakness, such material weakness could result in non-timely filing of periodic reports or accounting deficiencies in our financial reporting.

      We may identify additional material weaknesses or other deficiencies in our internal controls in the future. Any material weaknesses or other deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and listing standards or cause our financial statements to contain material misstatements which could negatively affect market price and trading liquidity of our common stock. In addition, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Inapplicable.

ITEM 2.     PROPERTIES

      Our corporate headquarters is located in adjoining premises at 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, in approximately 16,500 square feet occupied under leases, which expire (with options to extend) on June 30, 2017. In addition, we lease 52,941square feet of warehouse and other space under leases, which expire at various dates between February 2006 and January 2018. The Radiologix corporate headquarters are located in 26,000 square feet in Dallas, Texas pursuant to a lease which expires on September 30, 2011. We are in the process of attempting to sublease this space. Radiologix also has a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease which expires September 30, 2012. Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 10 years depending upon the agreed upon terms with the local landlord. Facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

ITEM 3.     LEGAL PROCEEDINGS

      We are involved in the following litigation:

      (a) In Re DVI, Inc. Securities Litigation. UNITED STATES DISTRICT COURT, EASTERN DISTRICT OF PA, DOCKET NO. 2:03-CV-05336-LDD

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

      We have answered the complaint. The matter is still in its initial stages with discovery just beginning in that the court has stayed the proceedings for many months. We intend to vigorously contest the allegations.

      (b) FLEET NAT'L BANK V. BOYLE ET. AL., U.S. DISTRICT COURT FOR THE EASTERN DISTRICT OF PENNSYLVANIA, DOCKET NO. 04-CV-1277

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

      We filed a motion to dismiss the complaint that was granted as to all claims except the RICO claim. We have filed an answer to the complaint. The case is in its initial stages in that the court has stayed the proceedings for many months. We intend to vigorously contest the remaining claims.

      (c) SIEMENS MEDICAL SOLUTIONS USA, INC. V. RADNET, INC., US DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION CASE NO. 3-06CY2316-R.

      The action, filed in December 2006, arises out of Radiologix notifying Siemens of its revocation of certain equipment purchase orders. Siemens contends there was a breach of contract and seeks damages of approximately $3.5 million.

      We responded to the complaint on January 10, 2007. We intend to pursue our defense vigorously.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth fiscal quarter of fiscal 2006 we submitted the following matters to security holders which were approved at a special meeting of stockholders held November 15, 2006 (the below numbers have been adjusted to reflect the one-for-two reverse stock split effected in November 2006):

      1) With respect to the adoption of the Merger Agreement with Radiologix and approval of the merger and issuance of our common stock pursuant to the Merger Agreement, 14,075,078 shares voted in favor of the proposal, 21,112 shares voted against the proposal, and 8,140 shares abstained. There were 7,523,680 broker non-votes. The shares voted in favor of the proposal constituted a majority of the outstanding shares of common stock. The proposal was therefore approved in accordance with New York law and the procedures set forth in the proxy statement.

      2) With respect to an amendment to our Certificate of Incorporation to change our corporate name to "RadNet, Inc.", 14,057,094 shares voted in favor of the proposal, 31,811 shares voted against the proposal, and 15,925 shares abstained. There were 7,523,180 broker non-votes. The shares voted in favor of the proposal constituted a majority of the outstanding shares of common stock. The proposal was therefore approved in accordance with New York law and the procedures set forth in the proxy statement.

      3) With respect to an amendment to our Certificate of Incorporation to increase the authorized number of shares from 100,000,000 to 200,000,000 and reduce the par value, 13,630,731 shares voted in favor of the proposal, 456,914 shares voted against the proposal, and 17,185 shares abstained. There were 7,523,180 broker non-votes. The shares voted in favor of the proposal constituted a majority of the outstanding shares of common stock. The proposal was therefore approved in accordance with New York law and the procedures set forth in the proxy statement.

      4) With respect to an amendment to our Certificate of Incorporation to implement transfer restrictions to protect our net operating loss carry forwards, 14,038,275 shares voted in favor of the proposal, 48,155 shares voted against the proposal, and 17,900 shares abstained. There were 7,523,680 broker non-votes. The shares voted in favor of the proposal constituted a majority of the outstanding shares of common stock. The proposal was therefore approved in accordance with New York law and the procedures set forth in the proxy statement.

      5) With respect to the approval of the 2006 Stock Incentive Plan, 13,652,512 shares voted in favor of the proposal, 418,918 shares voted against the proposal, and 62,550 shares abstained. There were 7,525,305 broker non-votes. The shares voted in favor of the proposal constituted a majority of the outstanding shares of common stock. The proposal was therefore approved in accordance with New York law and the procedures set forth in the proxy statement.

      6) With respect to the election of directors, the five nominees for director received the number of votes set forth opposite their respective names:

                NAME                                  FOR            WITHHELD
                Howard G. Berger, M.D.             21,168,272         459,738
                John V. Crues, III, M.D.           21,198,885         429,126
                Norman R. Hames                    21,196,497         431,513
                Lawrence L. Levitt                 21,612,033          15,978
                David L. Swartz                    21,609,783          18,228

            No other persons received any votes. The following nominees received the highest number of votes cast for their election, and were therefore elected as directors of the Company in accordance with New York law and the procedures set forth in the proxy statement: Howard
            G. Berger, M.D., John V. Crues, III, M.D., Norman R. Hames, Lawrence
            L. Levitt and David L. Swartz.

      7) With respect to an amendment to our Certificate of Incorporation to effect a one-for-two reverse stock split, 21,487,777 shares voted in favor of the proposal, 126,310 shares voted against the proposal, and 12,297 shares abstained. There were 1,625 broker non-votes. The shares voted in favor of the proposal constituted a majority of the outstanding shares of common stock. The proposal was therefore approved in accordance with New York law and the procedures set forth in the proxy statement.

      8) With respect to the ratification of Moss Adams LP as the Company's independent registered public accounting firm, 21,578,763 shares voted in favor of the proposal, 28,827 shares voted against the proposal, and 18,795 shares abstained. There were 1,625 broker non-votes. The shares voted in favor of the proposal constituted a majority of the votes cast. The proposal was therefore approved in accordance with New York law and the procedures set forth in the proxy statement.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is quoted on the Nasdaq Over-the-Counter, or OTC, Bulletin Board under the symbol "RDNT.OB". The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the National Quotation Bureau, Inc. Such quotations have been adjusted to reflect our reverse one-for-two stock split effected in November 2006 and reflect interdealer prices without adjustment for retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

      QUARTER ENDED                                 LOW     HIGH
      -------------                                 ---     ----

      January 31, 2006                             $0.52   $1.12
      April 30, 2006                                0.74    2.78
      July 31, 2006                                 2.36    3.80
      October 31, 2006                              3.04    5.66

      January 31, 2005                              0.82    1.20
      April 30, 2005                                0.48    0.98
      July 31, 2005                                 0.52    0.86
      October 31, 2005                              0.52    0.86

      The last low and high prices for our common stock on the OTC Bulletin Board (subsequent to the one-for-two reverse stock split effected in November
2006) on January 16, 2007 were $4.82 and $5.07, respectively. As of January 16, 2007, the number of holders of record of our common stock was 3,917. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that customers of these broker-dealers beneficially own these shares and that the number of beneficial owners of our common stock is substantially greater than 3,917.

      We did not pay dividends in fiscal 2005 or 2006 and we do not expect to pay any dividends in the foreseeable future.

CONVERTIBLE SUBORDINATED DEBENTURES

      At October 31, 2006, we had $16.1 million convertible subordinated debentures outstanding which mature June 30, 2008 and bear interest, payable quarterly, at an annual rate of 11.5%. The debentures were convertible into our common stock at a price of $5.00 per share ($2.50 per share prior to the one-for-two reverse stock split effected in November 2006). On December 15, 2006, we redeemed these debentures.

RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal year ended October 31, 2006, we sold the following securities (all of which have been adjusted to reflect our reverse one-for-two stock split effected in November 2006) pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

      o In November 2005, we issued to a party who had loaned us $1,000,000, who agreed to extend his obligation which was then due and to waive his right to convert the obligation into our common stock at $1.00 per share, a five-year warrant exercisable at a price of $1.00 per share, which was the public market closing price for our common stock on the transaction date, to purchase 150,000 shares of our common stock.

      o In February 2006, we issued to one of BRMG's radiologists in order to retain his services, a five-year warrant exercisable at a price of $0.80 per share, which was the public market closing price for our common stock on the transaction date, to purchase 100,000 shares of our common stock.

      o In March 2006, we issued to each of our two independent directors five-year warrants exercisable at $1.00 per share, which was the public market price closing price for our common stock on the transaction date, for each to purchase 25,000 shares of our common stock.

      o In March 2006, we issued to one of BRMG's radiologists, in order to retain his services and to another radiologist in order to obtain her services, a five-year warrant exercisable at a price of $0.80 per share, which was the public market closing price for our common stock on the transaction date, to purchase 50,000 shares and 100,000 shares, respectively, of our common stock.

      o In March 2006, we issued to one of our key employees a seven-year warrant exercisable at a price of $1.12 per share, which was the public market closing price for our common stock on the transaction date, to purchase 1,500,000 shares of our common stock.

      o In April 2006, we issued to one of our key employees a six-year warrant exercisable at a price of $2.52 per share, which was the public market closing price of our common stock on the transaction date, to purchase 250,000 shares of our common stock.

      o In June 2006, we issued to one of BRMG's radiologists, in order to retain his services, a five year warrant exercisable at a price of $2.68 per share, which was the public market closing price of our common stock on the transaction date, to purchase 25,000 shares of our stock.

      o In July 2006, we issued to one of our key employees a five-year warrant exercisable at a price of $3.10 per share, which was the public market closing price of our common stock on the transaction date, to purchase 100,000 shares of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information with respect to options, warrants and other rights under our equity compensation plans at October 31, 2006 (as adjusted to reflect the reverse one-for-two stock split effected November 2006):

                                            NUMBER OF SECURITIES                               NUMBER OF SECURITIES
                                             TO BE ISSUED UPON         WEIGHTED-AVERAGE        REMAINING AVAILABLE
                                                EXERCISE OF            EXERCISE PRICE OF       FOR FUTURE ISSUANCE
                                            OUTSTANDING OPTIONS       OUTSTANDING OPTIONS          UNDER EQUITY
   PLAN CATEGORY                            WARRANTS AND RIGHTS       WARRANTS AND RIGHTS       COMPENSATION PLANS
-------------------                        ---------------------     ---------------------    ----------------------
Equity compensation plans approved
  by security holders                                   353,750             $ 1.01                          792,708
Equity compensation plans not approved
  by security holders*                                4,628,167             $ 1.20                              N/A
                                           ---------------------                              ----------------------

Total                                                 4,981,917             $ 1.19                          792,708

* These represent warrants issued in connection with securing the services of various parties for us. In a few instances they were issued in connection with obtaining financing.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for each of the years in the three year period ended October 31, 2006 and the consolidated balance sheet data set forth below as of October 31, 2005 and 2006 are derived from our audited consolidated financial statements and notes thereto included elsewhere herein, as restated. The selected historical consolidated statements of operations data set forth below for the years ended October 31, 2002 and 2003, and the consolidated balance sheet data set forth below as of October 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements not included herein, as restated. The selected historical consolidated financial data set forth below have been restated to reflect adjustments that are discussed further in Note 2 "Restatement of Financial Statements" in the Notes to the consolidated financial statements. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The financial data set forth below and discussed in this Annual Report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates. As a result of the contractual and operational relationship among BRMG, Dr. Berger and us, we are considered to have a controlling financial interest in BRMG pursuant to guidance issued by the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, in EITF's release 97-2. Due to the deemed controlling financial interest, we are required to include BRMG as a consolidated entity in our consolidated financial statements. This means, for example, that revenue generated by BRMG from the provision of professional medical services to our patients, as well as BRMG's costs of providing those services, are included as net revenue in our consolidated statement of operations, whereas the management fee that BRMG pays to us under our management agreement with BRMG is eliminated as a result of the consolidation of our results with those of BRMG. Also, because BRMG is a consolidated entity in our financial statements, any borrowings or advances we have received from or made to BRMG are not reflected in our consolidated balance sheet. If BRMG were not treated as a consolidated entity in our consolidated financial statements, the presentation of certain items in our income statement, such as net revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties.

                                                                              YEAR ENDED OCTOBER 31,
                                                  -----------------------------------------------------------------------------
                                                      2002            2003            2004            2005
                                                  (AS RESTATED)   (AS RESTATED)   (AS RESTATED)   (AS RESTATED)        2006
                                                  -------------   -------------   -------------   -------------   -------------
   STATEMENT OF OPERATIONS DATA:                                              (DOLLARS IN THOUSANDS)
   Net revenue                                    $    134,078    $    140,259    $    137,277    $    145,573    $    161,005
   Operating expenses:
   Operating expenses                                  102,286         106,078         105,828         109,012         120,342
   Depreciation and amortization                        15,757          16,979          17,917          17,536          16,394
   Provision for bad debts                               6,892           4,944           3,911           4,929           7,626
   Loss on disposal of equipment, net                       --              --              --             696             373
   Income (loss) from continuing operations             (7,182)         (5,569)        (14,731)         (3,570)         (6,894)
   Income from discontinued operation                      884           3,197              --              --              --
   Net income (loss)                                    (6,298)         (2,372)        (14,731)         (3,570)         (6,894)

   BALANCE SHEET DATA:

   Cash and cash equivalents                      $         36    $         30    $          1    $          2    $          2
   Total assets                                        148,885         139,176         124,437         117,784         131,366
   Total long-term liabilities                         121,830         122,096         139,980          23,840         179,288
   Total liabilities                                   202,560         195,122         195,006         191,866         210,160
   Working capital (deficit)                           (44,668)        (44,615)        (32,172)       (143,430)          1,817
   Stockholders' equity (deficit)                      (53,675)        (55,946)        (70,569)        (74,082)        (78,794)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Since our acquisition of Radiologix on November 15, 2006, we operate a group of regional networks comprised of 129 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York. We believe our group of regional networks is the largest of its kind in the U.S. Our facilities are strategically organized into regional networks in markets that have both high-density and expanding populations, as well as attractive payor diversity.

      All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Ninety-three of our facilities are multi-modality sites, offering various combinations of magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray and fluoroscopy. Thirty-six of our facilities are single-modality sites, offering either X-ray or MRI. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality sites to help accommodate overflow in targeted demographic areas.

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

      We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended October 31, 2006, we derived 58% of our net revenue from MRI and CT scans. Over the past three fiscal years, we have increased net revenue primarily through improvements in net reimbursement, expansions of existing facilities, upgrades in equipment and development of new facilities.

      The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the year ended October 31, 2006 (pre-Radiologix acquisition) by the following table:

                                                                PERCENTAGE
                                                                 OF NET
      PAYOR TYPE                                                 REVENUE
      -------------                                            -----------
      Insurance(1)                                                 41%
      Managed Care Capitated Payors                                27
      Medicare/Medi-Cal                                            18
      Other(2)                                                     10
      Workers Compensation/Personal Injury                          4
      -------------
      1 Includes Blue Cross/Blue Shield, which represented 14% of our net revenue for the year ended October 31, 2006.
      2 Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

      Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services or us and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2006. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

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

OUR RELATIONSHIP WITH BRMG

      Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors, and owned approximately 30% of RadNet's outstanding common stock at October 31, 2006. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 52 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than providing such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups.

      Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at October 31, 2006, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. Historically, BRMG financed these receivables under a working capital facility with Bridge Healthcare Finance LLC and regularly advanced to us the funds that it draws under this working capital facility, which we used for our own working capital purposes. We repaid or offset those advances with periodic payments from BRMG to us under the management agreement. We guaranteed BRMG's obligations under this working capital facility.

      As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements. See "Selected Consolidated Financial Data."

RESTATEMENT OF FINANCIAL STATEMENTS

      On February 7, 2005, the Office of the Chief Accountant of the SEC (the "OCA") issued a letter to the American Institute of Certified Public Accountants regarding lease accounting which identified lease accounting issues including amortization of leasehold improvements.

      The OCA believes that leasehold improvements in an operating lease should be amortized by the lessee over the shorter of their economic lives or the lease term, as defined in paragraph 5 (f) of FASB Statement 13 ("SFAS 13"), Accounting for Leases, as amended. The OCA believes amortizing leasehold improvements over a term that includes assumption of lease renewals is appropriate only when the renewals have been determined to be "reasonably assured," as that term is contemplated by SFAS 13.

      Our Management and the Audit Committee of our Board of Directors in consultation with Moss Adams LLP determined that our accounting for leases was not consistent with the accounting principle described in the OCA's letter. Similar to many other companies with multiple sites including outpatient medical service companies, retailers and restaurants, we have corrected our error in accounting for leases.

      Generally we have amortized leasehold improvements over the shorter of the assets' estimated useful lives or the initial lease terms including renewal options which are reasonably assured. This is consistent with our utilization of initial lease terms including renewal options in our calculation of straight line rent expense, however, in some situations the Company depreciated leasehold improvements over a 15-year period while the straight line rent expense in those same years was computed over the initial lease terms including renewal options, which were less than 15 years. Therefore, to ensure compliance with generally accepted accounting principles, we are correcting our calculation of the amortization of leasehold improvements to utilize the shorter of the assets' estimated useful lives or the initial terms including renewal options of the related leases.

      See Note 2: "Restatement of Financial Statements" under Notes to Consolidated Financial Statements of this Form 10-K for a summary of the effect of these changes on our consolidated financial statements as of October 31, 2004 and 2005, respectively.

FINANCIAL CONDITION

      LIQUIDITY AND CAPITAL RESOURCES

      At October 31, 2006, our working capital was $1.8 million. At October 31, 2005, our working capital deficit was approximately $143.4 million due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities expected to be refinanced and the classification of approximately $13.3 million in line of credit liabilities as current. At October 31, 2005, we were subject to financial covenants under our debt agreements and believed we may have been unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt was reclassified as a current liability. Previously, our line of credit was collateralized by accounts receivable and given the majority of accounts receivable was classified as a current liability so was the related liability.

      On November 15, 2006, we completed our acquisition of Radiologix, Inc. (AMEX: RGX). Under the terms of the acquisition agreement, Radiologix shareholders received an aggregate consideration of 11,310,961 shares (or 22,621,922 shares before the one-for-two reverse stock split) of our common stock and $42,950,000 in cash.

      On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and to provide financing for working capital needs post-acquisition. Debt issue costs related to the March 2006 refinancing and line of credit of approximately $5.0 million will be written off and we will recognize a loss on the extinguishments of debt with the transaction. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each of the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

      As part of the financing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on November 15, 2006. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

      We document our risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. At October 31, 2006, there were no derivatives that were designated as cash flow hedging instruments. Of the derivatives that were not designated as cash flow hedging instruments, we recorded interest expense of approximately $920,000 classified as accrued expenses on the Company's balance sheet at October 31, 2006.

      Effective March 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs are being amortized on a straight-line basis over 65 months and are classified as deferred financing costs. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that were unpaid as of October 31, 2006 and classified as accrued expenses under current liabilities. The facility provided for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans were subject to acceleration on December 27, 2007, unless we made arrangements to discharge or extend our outstanding subordinated debentures by that date. Under the terms and conditions of the Second Lien Term Loan, subject to achieving certain leverage ratios, we had the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we have the ability to pursue other funding sources to refinance the subordinated debentures. The loans were payable interest only monthly except for the $86 million term loan that required amortization payments of 1.0% per annum, or $860,000, paid quarterly.

      The revolving credit facility and the $86 million term loan bear interest at a base rate ("base rate" means corporate loans posted by at least 75% of the nation's 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly. The $60 million second lien term loan bears interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly. The $86 million term loan included amortization payments of 1.0% per annum, payable in quarterly installments of $215,000. Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

      Under the new facility, we were subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility was governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. As of October 31, 2006, we had approximately $2.6 million of availability based upon our borrowing base formula.


      Prior to November 2005, we entered into various other financing arrangements over the periods reported in this Form 10-K in order to improve our working capital and meet our obligations as they became due (see Note 7).

      We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with General Electric Capital Corporation. We finance the acquisition of equipment mainly through capital and operating leases. As of October 31, 2006 and October 31, 2005, our line of credit liabilities were $12.4 million and $13.3 million, respectively.

      Our business strategy with regard to operations will focus on the following:

      o     Maximizing performance at our existing facilities;
      o     Focusing on profitable contracting;
      o     Expanding MRI and CT applications
      o     Optimizing operating efficiencies; and
      o     Expanding our networks

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

SOURCES AND USES OF CASH

      Cash increased for fiscal 2005 by $1,000. There was no increase or decrease in cash for fiscal 2006.

      Cash provided by operating activities for the year ended October 31, 2005 was $11.1 million compared to $10.3 million for the same period in 2006. The primary reason for the fiscal 2006 decrease in cash provided by operating activities was due to the increase in accounts receivable. Accounts receivable increased by approximately 7.8% from fiscal 2005 to fiscal 2006 due to an increase in same store net revenue less provision for bad debts, a build-up in accounts receivable related to the five new facilities added during fiscal 2006 by approximately $1.1 million, and a Medicare and Medi-Cal provider number delay for new physicians and sites added during the fiscal period.

      Cash used by investing activities for fiscal 2005 was $4.0 million compared to $13.5 million for the same period in 2006. For fiscal 2005 and 2006, we purchased property and equipment for approximately $4.1 million and $9.5 million, respectively, and received proceeds from the sale of medical equipment of $65,000 and $47,000, respectively. In addition, during fiscal 2006, we acquired the assets and businesses of centers in Fresno and San Francisco for $1,500,000 and $1,650,000, respectively, invested in a PET center in Palm Desert for $237,500, and paid $704,000 in transaction fees related to the acquisition of Radiologix effective November 15, 2006.

      Cash used for financing activities for fiscal 2005 was $7.1 million compared to cash provided by financing activities of $3.2 million for the same period in 2006. For fiscal 2005 and 2006, we made principal payments on capital leases, notes payable and lines of credit of approximately $14.1 million and $7.0 million, respectively, and received proceeds from borrowings under existing lines of credit, refinancing arrangements and related parties of approximately $6.1 million and $12.2 million, respectively. During fiscal 2005, we also increased our cash disbursements in transit by $0.9 million compared to a decrease in cash disbursements of $2.8 million in fiscal 2006. In addition, as part of the March 2006 debt restructuring, we repaid existing debt of $141.2 million and debt issue costs of $5.6 million with proceeds from borrowings on notes payable of $146.5 million and cash. Debt issue costs of approximately $0.3 million related to the upcoming Radiologix acquisition were also paid during fiscal 2006. During the year ended October 31, 2006, we received proceeds from the issuance of common stock of $1.5 million.

CONTRACTUAL COMMITMENTS

      Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

                                                                                      THERE-
                             2007        2008        2009        2010        2011     AFTER      TOTAL
                           --------    --------    --------    --------   --------   --------   --------
Notes payable*             $  1,303    $144,939    $    443    $    444        408         30   $147,567
Capital leases*               2,955       2,120       1,753         388        105         --      7,321
Lines of credit                  --      12,437          --          --         --         --     12,437
Subordinated debentures          --      16,031          --          --         --         --     16,031
Operating leases(1)           9,086       8,453       8,220       8,065      7,747     74,100    115,671
Purchase obligations(2)       1,467          --          --          --         --         --      1,467
                           --------    --------    --------    --------   --------   --------   --------
TOTAL(3)                   $ 14,811    $183,980    $ 10,416    $  8,897   $  8,260   $ 74,130   $300,494
                           ========    ========    ========    ========   ========   ========   ========
-------------
* Includes interest.
1 Includes all existing options to extend lease terms
2 Includes a two-year obligation to purchase imaging film from Fuji. We must purchase an aggregate of $4.4 million of film at a rate of approximately $2.2 million per year over the term of the agreement which will be completed on
  June 30, 2007.
3 Does not include our obligation under our maintenance agreement with GE
  Medical Systems described below.

      We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2006 annual service fee was the higher of 3.62% of our adjusted net revenue, or $5,393,800. For the fiscal years 2007, 2008 and 2009, the annual service fee will be the higher of 3.62% of our adjusted net revenue, or $5,430,000. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis. We plan to renegotiate our existing agreement with GE in early 2007 adding Radiologix to the service plan and reducing the overall service fee percentage.

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

      REVENUE RECOGNITION

      Revenue is recognized when diagnostic imaging services are rendered. Revenue is recorded net of contractual adjustments and other arrangements for providing services at less than established patient billing rates. We estimate contractual allowances based on the patient mix at each diagnostic imaging facility, the impact of managed care contract pricing and historical collection information. We operate 129 facilities, each of which has multiple managed care contracts and a different patient mix. We review the estimated contractual allowance rates for each diagnostic imaging facility on a monthly basis. We adjust the contractual allowance rates, as changes to the factors discussed above become known. Depending on the changes we make in the contractual allowance rates, net revenue may increase or decrease.

      ACCOUNTS RECEIVABLE

      Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for bad debts based upon any specific payor collection issues that we have identified and our historical experience. For fiscal 2004, 2005 and 2006 our provision for bad debts as a percentage of net revenue (pre-Radiologix acquisition) was 2.8%, 3.4% and 4.7%, respectively.

      DEFERRED TAX ASSETS

      We evaluate the realizability of the net deferred tax assets and assess the valuation allowance periodically. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required. Even though we expect to utilize our net operating loss carry forwards in the future, the last three fiscal year losses and available evidence cause the valuation of our net deferred tax assets to be uncertain in the near term. As of October 31, 2006, we have fully allowed for our net deferred tax assets.

      VALUATION OF GOODWILL AND LONG-LIVED ASSETS

      Our net goodwill at October 31, 2006 was $23.1 million. Goodwill is recorded as a result of our acquisition of operating facilities. The operating facilities are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

      Our long-lived assets at October 31, 2006 consist primarily of net property and equipment of $64.6 million. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.

      For each of the three years in the period ended October 31, 2006, we recorded no impairment of goodwill or property and equipment. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of these assets.

      DERIVATIVE FINANCIAL INSTRUMENTS

      The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes.

      In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings.

SIGNIFICANT EVENTS

      RADIOLOGIX

      On November 15, 2006, we completed our previously announced acquisition of Radiologix, Inc. (AMEX: RGX). Under the terms of the acquisition agreement, Radiologix shareholders received an aggregate consideration of 11,310,961 shares (or 22,621,922 shares before the one-for-two reverse stock split) of our common stock and $42,950,000 in cash.

      On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and to provide financing for working capital needs post-acquisition. Debt issue costs related to the March 2006 refinancing and line of credit of approximately $5.0 million will be written off and we will recognize a loss on the extinguishments of debt with the transaction. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

      The estimated purchase price and the allocation of the estimated purchase price discussed below are preliminary based on management's best estimate because the final valuation has not been completed. The preliminary estimated total purchase price of the merger is as follows:

      (in thousands)
      --------------
      Value of stock given by RadNet to Radiologix*         $   39,400*
      Cash                                                      42,950
      Estimated transaction fees and expenses                   15,208**
                                                            ----------
      Total Purchase Price                                  $   97,558
                                                            ==========

(*)   Calculated as 11,310,961 shares multiplied by $3.48 (average closing price of $1.74 from June 28, 2006 to July 13, 2006 adjusted for the one-for-two reverse stock split).

      Per FAS 141 Paragraph 22, the fair value of securities traded in the market is generally more clearly evident than the fair value of an acquired entity. Thus, the quoted market price of an equity security issued to effect a business combination generally should be used to estimate the fair value of an acquired entity after recognizing possible effects of price fluctuations, quantities traded, issue costs, and the like. The market price for a reasonable period before and after the date that the terms of the acquisition are agreed to and announced (or in the case of the acquisition of Radiologix, July 6, 2006) shall be considered in determining the fair value of securities issued (Opinion 16, paragraph 74).

(**) Includes $8,274,000 in assumed liabilities of Radiologix, including $3,210,000 in merger and acquisition fees and $5,064,000 in bond prepayment penalties.

      Under the purchase method of accounting, the total estimated purchase price as shown above is allocated to Radiologix's net tangible and intangible assets based on their estimated fair values as of the date of the completion of the merger. The preliminary allocation of the pro forma purchase price is as follows:

                (in thousands)
                --------------
                Current assets                                    $  116,788
                Property and equipment, net                           76,802
                Identifiable intangible assets                        58,739
                Goodwill                                              46,178
                Investments in joint ventures                          9,481
                Other assets                                             585
                Current liabilities                                  (24,145)
                Accrued restructuring charges                           (314)
                Assumption of Debt                                  (177,358)
                Long-term liabilities                                 (7,989)
                Minority interests in consolidated subsidiaries       (1,209)
                                                                  -----------
                Total purchase price                              $   97,558
                                                                  ===========

      We have estimated the fair value of tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the valuation of property and equipment and identifiable intangible assets. The allocation of the purchase price is preliminary and based upon management's best estimate because the final valuation has not been completed. The final allocation of the purchase price will be based upon Radiologix's assets and liabilities on the closing date and the allocation of the purchase price will be reviewed by an external valuation expert.

      CASH, MARKETABLE SECURITIES, INVESTMENTS AND OTHER ASSETS: RadNet valued cash, marketable securities, investments and other assets at their respective carrying amounts as RadNet believes that these amounts approximate their current fair values or the fair values.

      IDENTIFIABLE INTANGIBLE ASSETS. RadNet expects identifiable intangible assets acquired to include management service agreements. Management service agreements represent the underlying relationships and agreements with certain professional radiology groups.

     Identifiable intangible assets consist of:

                                                                 ESTIMATED
                                  ESTIMATED     AMORTIZATION       ANNUAL
(IN THOUSANDS)                    FAIR VALUE       PERIOD       AMORTIZATION
-------------------------------   ----------    ------------    ------------
Management service agreements     $   58,739      25 years      $      2,350

      RadNet has determined the preliminary fair value of intangible assets with limited discussions with Radiologix management and a review of certain transaction-related documents prepared by Radiologix management.

      Estimated useful lives for the intangible assets were based on the average contract terms, which are greater than the amortization period that will be used for management contracts. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

      GOODWILL. Approximately $46,178,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, goodwill will not be amortized but instead will be tested for impairment at least annually. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

      FACILITY OPENINGS

      In September 2006, we acquired the assets and business of Fresno Imaging Center for $1,500,000 in cash utilizing our existing line of credit. The center provides MRI, CT, ultrasound and x-ray services. The center is 14,470 square feet with a monthly rental of approximately $20,000 per month through December 31, 2013. No goodwill was recorded in the transaction.

      In September 2006, we acquired the assets and business of Irvine Imaging Services for $500,000 in assumed liabilities. The center provides MRI, CT, ultrasound and x-ray services. The monthly rental is approximately $14,560 per month. No goodwill was recorded in the transaction.

      In September 2006, we acquired the net assets and business of San Francisco Advanced Imaging Center, in San Francisco, California, for $1,650,000 paid from working capital. The center provides MRI, CT and x-ray services. The center is 7,115 square feet with a monthly rental of approximately $29,000 with an initial lease term through April 2017. No goodwill was recorded in the transaction.

      On August 25, 2006, we acquired the assets and business of Corona Imaging Center, in Corona, California, for $1,500,000 financed through a third party lender over five years at 8.5%. In addition, we financed certain medical equipment for approximately $243,000 as part of the transaction. The center provides MRI, CT, ultrasound, and x-ray services. The center is 2,133 square feet with a monthly rental of approximately $3,839 per month with an initial lease term through November 2011. No goodwill was recorded in the transaction.

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

      Effective February 1, 2006, we invested $237,000 for a 47.5% membership interest in an entity that operates a PET center in Palm Springs, California. We account for this investment under the equity method of accounting. Income in earnings of this equity method investment was approximately $83,000. The center will provide PET services for our existing facilities in the area replacing a prior arrangement where PET services were provided by a mobile unit for a "per use" fee. We have an option to purchase the other 52.5% interest subsequent to November 1, 2006 and prior to February 29, 2008 for $512,500.

      Effective February 1, 2006, we entered into a facility use agreement for an open MRI center in Vallejo, California. The agreement provides for the use of the equipment and facility for a monthly fee.

      In December 2005, we entered into a new building lease in Encino, California for approximately 10,425 square feet to begin the development of a new center, San Fernando Interventional Radiology and Imaging Center, which is expected to open by March 2007. The center will offer MRI, CT, ultrasound and x-ray services as well as biopsy, angiography, shunt, and pain management procedures. The monthly rent is approximately $19,600 and the first month's rent was due in August 2006.

      In March 2005, we opened a new center with approximately 3,533 square feet of space in Westlake, California, near Thousand Oaks that offers MRI, mammography, ultrasound and x-ray services. During fiscal 2005, we used existing lines of credit for the payment of approximately $873,000 in leasehold improvements for the new facility.

      Effective July 31, 2004, we purchased the 25% minority interest in Rancho Bernardo Advanced Imaging from two physicians for $200,000 that consisted of an $80,000 down payment and monthly payments of $10,000 due from September 2004 to August 2005. All payments were made during fiscal 2005. There was no goodwill recorded in the transaction.

      In January 2004, we entered into a new building lease for approximately 3,963 square feet of space in Murrieta, California, near Temecula. The center opened in December 2004 and offers MRI, CT, PET, nuclear medicine and x-ray services. The equipment was financed by GE. During fiscal 2004, we had used existing lines of credit for the payment of approximately $840,000 in leasehold improvements for Murrieta.

      In addition, during fiscal 2004, we opened an additional three satellite facilities servicing our Northridge, Rancho Cucamonga and Thousand Oaks centers.

      At various times, we may open small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region.

      FACILITY CLOSURES

      Upon the acquisition of Fresno Imaging Center in September 2006, we closed our existing Woodward Park facility and incurred a loss on the disposal of leasehold improvements in that center of approximately $55,000. All of the business of the old Fresno site transferred to the new location.

      Upon the acquisition of Irvine Imaging Services in September 2006, we closed our existing Tustin Imaging facility. There was no loss on the disposal of leasehold improvements in that center. All of the business of the old Tustin site transferred to the new Irvine location.

      After the opening of a new site in Emeryville, California, we closed our existing Emeryville MRI only facility and incurred a loss on the disposal of leasehold improvements in that center of approximately $143,000. All of the business of the old Emeryville site transferred to the new location.

      In early fiscal 2004, we first downsized and later closed our San Diego facility. The center's location was no longer productive and business could be sent to our new facility in Rancho Bernardo. The equipment was moved to other locations and our leasehold improvements were written off. During the year ended October 31, 2004, the center generated net revenue of $49,000 and incurred a net loss of $122,000.

      In addition, during fiscal 2004, we closed two satellite facilities servicing our Antelope Valley and Lancaster regions.

      At various times, we may close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, patient volume from these contracts may vary, or we may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.

      DEBT RESTRUCTURING

      During fiscal 2005 and 2006, we continued our focused efforts to improve our financial position and liquidity by restructuring and reducing our indebtedness on favorable terms. For a discussion of these efforts, see "Financial Condition - Liquidity and Capital Resources."

YEAR ENDED OCTOBER 31, 2006 COMPARED TO THE YEAR ENDED OCTOBER 31, 2005

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                                                                  YEAR ENDED OCTOBER  31,
                                                        ----------------------------------------
                                                            2004            2005
                                                        (AS RESTATED)   (AS RESTATED)     2006
                                                        -------------   -------------   --------
      Net revenue                                              100.0%          100.0%     100.0%
      Operating expenses:
      Operating expenses                                        77.1            74.9       74.7
      Depreciation and amortization                             13.1            12.0       10.2
      Provision for bad debts                                    2.8             3.4        4.7
      Loss on disposal of equipment, net                          --             0.5        0.2
                                                        -------------   -------------   --------
      Total operating expense                                   93.0            90.8       89.8

      Income from operations                                     7.0             9.2       10.2

      Other expense (income):
      Interest expense                                          12.6            12.0       12.7
      Loss (gain) on debt extinguishments, net                    --            (0.3)       1.3
      Other income                                              (0.1)           (0.3)        --
      Other expense                                              1.2             0.2        0.5
                                                        -------------   -------------   --------
      Total other expense                                       13.7            11.6       14.5

      Loss before equity in income of investee,
        income taxes and minority interest                      (6.7)           (2.4)      (4.3)
      Equity in income of investee                                --              --         --
                                                        -------------   -------------   --------
      Loss before income taxes and minority interest            (6.7)           (2.4)      (4.3)
      Income tax expense                                        (3.8)             --         --
                                                        -------------   -------------   --------
      Loss before minority interest                            (10.5)           (2.4)      (4.3)

      Minority interest in earnings of subsidiaries              0.2              --         --
                                                        -------------   -------------   --------
      Net loss                                                 (10.7)           (2.4)      (4.3)
                                                        =============   =============   ========

      During fiscal 2006, we continued our efforts to enhance our operations and expand our network, while improving our financial position. Our results for fiscal 2006 were aided by the opening and integration of new facilities, increases in PET volume, and improvements in reimbursement from managed care capitated contracts and other payors.

      During fiscal 2006, we made more progress in solidifying our financial condition. Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility which we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs were being amortized on a straight-line basis over 65 months and were classified as debt issue costs. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which included $1.2 million in pre-payment penalty fees that are unpaid as of October 31, 2006 and classified as accrued expenses under current liabilities. See "Financial Condition - Liquidity and Capital Resources."

      At October 31, 2005 and October 31, 2006, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal control over financial reporting: We concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine accounting matters, the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with generally accepted accounting principles. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal control over the accounting for non-routine transactions existed at October 31, 2005 and October 31, 2006.

      Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions or the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. On August 1, 2006, we entered into an agreement with MorganFranklin Corporation, a professional service company we believe capable of providing the necessary consulting services which we believe address the identified weakness. We engaged MorganFranklin, a consulting firm with the requisite accounting expertise, to assist us, from time to time, in the evaluation and application of the appropriate accounting treatment, to provide support in the form of technical analysis related to accounting and financial reporting matters that may arise, and to provide management advice with respect to their preliminary conclusions regarding issues we wish to bring to their attention. To the extent our Chief Financial Officer identifies any non-routine accounting matters which require resolution, he will contact MorganFranklin and work closely with them, our audit committee and our auditors to resolve any issues. We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during early fiscal 2007 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements. We believe that the engagement of MorganFranklin and use of their services should adequately address the identified weakness. With the acquisition of Radiologix, we have added additional technical accounting staff from their organization which we believe will further reduce any material weakness.

      The above identified material weakness in internal control was determined by management during our year-end audit to be a material change in our internal control over financial reporting during the quarter ended October 31, 2005.

      In connection with the preparation of this Annual Report on Form 10-K, our management on February 2, 2007, in consultation with our independent registered public accounting firm, Moss Adams LLP, determined we would restate certain of our previously issued financial statements. The adjustments result from management's historical treatment of depreciation expense related to the depreciation of leasehold improvements of our facilities. Although the adjustments to certain prior period financial statements are all non-cash, and do not affect our historical reported revenues, cash flows or cash position for any of the affected fiscal or quarterly periods, the adjustments resulted in:

      o a one-time adjustment to decrease retained earnings as of October 31, 2003 by $2,859,595;
      o an adjustment to increase fiscal 2004 depreciation expense and decrease retained earnings by $154,707;
      o an adjustment to increase fiscal 2005 depreciation expense and decrease retained earnings by $434,442; and
      o an adjustment to increase depreciation expense and decrease retained earnings by $33,215 for our first quarter ended January 31, 2006.

      The consolidated financial statements have been adjusted for the fiscal years ended October 31, 2005 and 2004, and are adjusted for the quarterly unaudited financial statements for these years and for the first quarter ended January 31, 2006.

      As a result, the consolidated financial statements, as previously filed, contain errors related to the recording of the depreciation expense of leasehold improvements and should, therefore, not be relied upon. The related auditor reports of Moss Adams LLP with respect to these consolidated financial statements should also no longer be relied upon.

      We have remediated the matter and included the restated financial statements for the 2005 and 2004 fiscal years in this report. Our Audit Committee and management have discussed the matters associated with the restatements with Moss Adams LLP.

      NET REVENUE

      Net revenue from continuing operations for fiscal 2006 was $161.0 million compared to $145.6 million for fiscal 2005, an increase of approximately $15.4 million, or 10.6%. The largest net revenue increases were at the following facilities:

                                                Fiscal 06
                                                Increase            %
                                                ----------        -----
                Temecula (5 sites)              $3,433,000        45.2%
                Tarzana (2 sites)               $2,301,000        25.2%
                Palm Springs (6 sites)          $1,557,000        17.1%

      Palm Springs' net revenue increase was primarily due to increased patient volume, improved contracting and increases in reimbursement from its managed care capitated payors. Temecula's net revenue increase was primarily due to the return of a managed care capitated contract and the opening and ramp-up in business of an additional facility in Murrieta providing MRI, CT, PET, nuclear medicine and x-ray services in December 2004. Tarzana's net revenue increase was primarily due to increased PET volume with the hiring of a new physician and the upgrade of one of its MRI machines that increased throughput and patient volume.

      In addition, we acquired five new facilities that generated net revenues of $1.9 million for the fiscal year ended October 31, 2006 with the majority of new sites added in the fourth quarter.

      Managed care capitated payor revenue increased from 26% of net revenue, or approximately $38 million, to 27% of net revenue, or approximately $43 million, for the years ended October 31, 2005 and 2006, respectively. We have been successful in retaining existing contracts while obtaining increases in reimbursement from the payors coupled with receiving increases in co-payments from the individual patients upon service. We anticipate maintaining a similar mix of managed care capitated payor business in fiscal 2007.

      OPERATING EXPENSES

      Operating expenses from continuing operations for fiscal 2006 increased approximately $12.5 million, or 9.5%, from $132.2 million in fiscal 2005 to $144.7 million in fiscal 2006. The following table sets forth our operating expenses for fiscal 2005 and 2006 (dollars in thousands):

                                                        Year Ended October 31,
                                                       ------------------------
                                                           2005
                                                       (as restated)     2006
                                                       -------------   --------
      Salaries and professional reading fees           $      66,674   $ 75,522
      Building and equipment rental                            7,919      8,811
      General administrative expenses                         34,419     36,009
                                                       -------------   --------
      Total operating expenses                               109,012    120,342

      Depreciation and amortization                           17,536     16,394
      Provision for bad debt                                   4,929      7,626
      Loss on disposal of equipment, net                         696        373

      o     SALARIES AND PROFESSIONAL READING FEES

            Salaries and professional reading fees increased $8.8 million, or 13.3%, from fiscal 2005 to 2006. The majority of the increase is due to the increase in net revenue from $145.6 million to $161.0 million, or 10.6%, in fiscal 2005 and 2006, respectively. In addition to the hiring of additional employees to staff new centers, professional fees increased at certain sites due to contracts where compensation to the professionals is based upon a percentage of net revenue.

      o     BUILDING AND EQUIPMENT RENTAL

            Building and equipment rental expenses increased $0.9 million in fiscal year 2006 when compared to the same period last year. The increase is primarily due to cost of living rental increases within existing building lease agreements, the addition of new facilities and the related rental expense, and temporary equipment rental for MRI and CT equipment at two of our imaging centers.

      o     GENERAL AND ADMINISTRATIVE EXPENSES

            General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees which increase with volume and repairs and maintenance under our GE service agreement at 3.62% of net revenue. Overall, general and administrative expenses increased $1.6 million, or 4.6%, in fiscal 2006 compared to the previous period primarily due to the increase in net revenue.

      o     DEPRECIATION AND AMORTIZATION

            Depreciation and amortization decreased by $1.1 million in fiscal year 2006 when compared to the same period last year. The decrease in depreciation and amortization was primarily related to aging property and equipment fully depreciating during the period not offset by the addition of new property and equipment.

      o     PROVISION FOR BAD DEBT

            The $2.7 million increase in the provision for bad debt was primarily a result of increased net revenue and the increase in bad debts as a percentage of net revenue from 3.4% to 4.7% in fiscal 2005 and 2006, respectively. The bad debt percentage increased due to maturing accounts receivable, the write-off of receivables due to incomplete demographic information and billing statute issues, and the faster write-off of slower-paying receivables to collection agencies to expedite cash receipts.

      o     LOSS ON DISPOSAL OF EQUIPMENT, NET

            During fiscal 2006, losses on disposal or sale of equipment were $0.4 million and were primarily due to the write-off of leasehold improvements at our Emeryville and Woodward Park facilities, and the sale of certain medical equipment at a loss. During fiscal 2005, losses on disposal of equipment were $0.7 million and were primarily due to the trade-in and upgrade of an MRI at our Tarzana Advanced facility that was initiated to improve the existing equipment increasing throughput and patient volume at the site.

      INTEREST EXPENSE

      Interest expense for fiscal 2006 increased approximately $2.9 million, or 16.4%, from the same period in fiscal 2005. Interest expense is primarily from our outstanding notes payable and capital lease obligations, subordinated bond debentures, related party payables and our outstanding line of credit. The increase was primarily the result of increases in notes payable and capital lease obligations and our mark to market interest rate adjustment of $0.9 million for fiscal 2006 related to the swap arrangement. As part of the March 2006 refinancing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. On April 11, 2006, effective April 28, 2006, on $73.0 million (one half of our First and Second Lien Term Loans of $146.0 million), we entered into an interest rate swap fixing the LIBOR rate of interest at 5.47% for a period of three years. Previously, the interest rate on the $73.0 million was based upon a spread over LIBOR which floats with market conditions. The amount is classified in long-term accrued expenses.

      LOSS (GAIN) ON DEBT EXTINGUISHMENTS, NET

      For the year ended October 31, 2005, we recognized gains from extinguishments of debt for $0.5 million for the write-off of certain notes payable past the statute of limitations for $475,000 and the settlement of other notes payable at a discount of $40,000. For the year ended October 31, 2006, due to the March 2006 debt restructuring, we recognized a net loss on extinguishment of debt of $2.1 million. The loss is comprised of a gain of $2.1 million for a discount on notes payable, offset by $2.1 million in pre-payment penalties and $2.1 million for the write-off of capitalized debt issue costs.

      OTHER INCOME

      For the year ended October 31, 2005, we earned other income of $0.4 million. During fiscal 2005, we recognized gains from write-off of liabilities previously expensed in fiscal 2004 for approximately $210,000, deferred rental income of $90,000, and record copy income of $57,000. We had no other income during the year ended October 31, 2006.

      OTHER EXPENSE

      In the years ended October 31, 2005 and 2006, we incurred other expense of $349,000 and $788,000, respectively. During the twelve months ended October 31, 2005, we recognized losses on the write-off of loan fees and other assets of $349,000. During the twelve months ended October 31, 2006, we recorded expenses of $788,000 that included the $500,000 settlement payment to Broadstream and related legal fees.

      EQUITY IN INCOME OF INVESTEE

      In the year ended October 31, 2006, we earned income for our 47.5% investment in a PET center of approximately $83,000. The investment of $237,000 was made in February 2006.

      INCOME TAX EXPENSE

      In fiscal 2005 and 2006, the valuation allowance was fully reserved.

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

NET REVENUE

      Net revenue from continuing operations for fiscal 2005 was $145.6 million compared to $137.3 million for fiscal 2004, an increase of approximately $8.3 million, or 6.0%. The largest net revenue increases were at the following facilities:

                                                Fiscal 05
                                                Increase            %
                                                ----------        -----
                Orange (4 sites)                $2,383,000        17.6%
                Tarzana  (2 sites)              $1,775,000        24.2%
                Palm Springs (5 sites)          $1,618,000        21.7%
                Temecula (4 sites)              $1,366,000        21.9%

      Orange's and Palm Springs' net revenue increases were primarily due to increased patient volume, improved contracting and increases in reimbursement from its managed care capitated payors. Temecula's net revenue increase was primarily due to the return of a managed care capitated contract and the opening of an additional facility in Murrieta providing MRI, CT, PET, nuclear medicine and x-ray services in December 2004. Tarzana's net revenue increase was primarily due to increased PET volume with the hiring of a new physician and the upgrade of one of its MRI machines that increased throughput and patient volume.

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

      OPERATING EXPENSES

      Operating expenses from continuing operations for fiscal 2005 increased approximately $4.5 million, or 3.5%, from $127.7 million in fiscal 2004 to $132.2 million in fiscal 2005. The following table sets forth our operating expenses for fiscal 2004 and 2005 (dollars in thousands):

                                                        Year Ended October 31,
                                                       ------------------------
                                                          2004          2005
                                                       -----------   ----------

      Salaries and professional reading fees           $    64,932   $   66,674
      Building and equipment rental                          7,804        7,919
      General administrative expenses                       33,092       34,419
                                                       -----------   ----------

      Total operating expenses                             105,828      109,012

      Depreciation and amortization                         17,917       17,536
      Provision for bad debt                                 3,911        4,929
      Loss on disposal of equipment, net                        --          696


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

      o     DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased by $0.4 million in fiscal year 2005 when compared to the same period last year. The primary reason for the decrease is the reduction in capital expenditures. During fiscal 2004 and 2005, capital expenditures were $13.1 million and $8.8 million, respectively.

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

      LOSS (GAIN) ON DEBT EXTINGUISHMENTS, NET

      For the year ended October 31, 2005, we recognized gains from extinguishments of debt for $0.5 million for the write-off of certain notes payable past statute for $475,000 and the settlement of other notes payable at a discount of $40,000. For the year ended October 31, 2004, there were no gain or losses from debt extinguishments.

      OTHER INCOME

      In fiscal 2004 and 2005, we earned other income of $0.2 million and $0.4 million, respectively, principally comprised of sublease income, medical record copying income, deferred rent income, and business interruption and insurance refunds.

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

SUMMARY OF OPERATIONS BY QUARTER

      The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements as restated. The selected quarterly financial data in 2005 and the first quarter of 2006 below have been restated to reflect adjustments that are discussed further in Note 2 "Restatement of Financial Statements" in the Notes to the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                        2005 QUARTER ENDED (AS RESTATED)                       2006 QUARTER ENDED
                                  --------------------------------------------   ----------------------------------------------
                                                                                    JAN 31
                                   JAN 31     APR 30     JUL 31 (1)    OCT 31    (AS RESTATED)    APR 30     JUL 31     OCT 31
                                  --------   --------   -----------   --------   -------------   --------   --------   --------
                                                                       (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net revenue                        $34,110    $35,190       $36,178    $40,095         $38,538    $39,588    $40,336    $42,543

Operating expenses                  32,206     32,168        32,088     35,711          34,638     34,820     36,400     38,877

Total other expense                  4,211      3,727         4,236      4,796           4,410      7,469      5,392      5,976

Equity in income of investee            --         --            --         --              --         --        (61)       (22)

Income tax expense                      --         --            --         --              --         --         --         --

Net income (loss)                   (2,307)      (705)         (146)      (412)           (510)    (2,701)    (1,395)    (2,288)

Basic earnings per share:
  Basic net loss per share 1          (.11)      (.03)         (.01)      (.02)           (.02)      (.13)      (.07)      (.11)

Diluted earnings per share:
  Diluted net loss per share 1        (.11)      (.03)         (.01)      (.02)           (.02)      (.13)      (.07)      (.11)
-------------
1 Effective November 28, 2006, the Company completed a one-for-two reverse stock split. The historical earnings per share and shares outstanding information have been updated for the change in the number of shares.

See Note 2: "Restatement of Financial Statements" under Notes to Consolidated Financial Statements of this Form 10-K for a summary of the effect of these changes on our consolidated financial statements as of October 31, 2004 and 2005, respectively.

The following is a summary of the significant effects of these corrections on our summary of operations by quarter for all four quarters of fiscal 2005 and the first quarter of fiscal 2006.

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                    AS PREVIOUSLY
QUARTER ENDED JANUARY 31, 2005         REPORTED        ADJUSTMENTS      AS RESTATED
                                       --------        -----------      -----------

  Net revenue                       $   34,110          $      --        $   34,110

  Operating expenses                    32,097                109            32,206

  Total other expense                    4,211                 --             4,211

  Equity in income of investee              --                 --                --

  Income tax expense                        --                 --                --

  Net income (loss)                     (2,198)              (109)           (2,307)

  Basic earnings per share:
     Basic net loss per share (1)        (0.11)                --             (0.11)

  Diluted earnings per share:
     Diluted net loss per share (1)      (0.11)                --             (0.11)

(1) Effective November 28, 2006, the Company completed a one-for-two reverse stock split. The historical earnings per share and shares outstanding information have been updated for the change in the number of shares.





                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                    AS PREVIOUSLY
QUARTER ENDED APRIL 30, 2005           REPORTED        ADJUSTMENTS      AS RESTATED
                                       --------        -----------      -----------

  Net revenue                       $   35,190          $      --        $   35,190

  Operating expenses                    32,059                109            32,168

  Total other expense                    3,727                 --             3,727

  Equity in income of investee              --                 --                --

  Income tax expense                        --                 --                --

  Net income (loss)                       (596)              (109)             (705)

  Basic earnings per share:
     Basic net loss per share (1)        (0.03)                --             (0.03)

  Diluted earnings per share:
     Diluted net loss per share (1)      (0.03)                --             (0.03)

(1) Effective November 28, 2006, the Company completed a one-for-two reverse stock split. The historical earnings per share and shares outstanding information have been updated for the change in the number of shares.


                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                    AS PREVIOUSLY
QUARTER ENDED JULY 31, 2005            REPORTED        ADJUSTMENTS      AS RESTATED
                                       --------        -----------      -----------
  Net revenue                       $   36,178          $      --        $   36,178

  Operating expenses                    31,979                109            32,088

  Total other expense                    4,236                 --             4,236

  Equity in income of investee              --                 --                --

  Income tax expense                        --                 --                --

  Net income (loss)                        (37)              (109)             (146)

  Basic earnings per share:
     Basic net loss per share (1)           --              (0.01)            (0.01)

  Diluted earnings per share:
     Diluted net loss per share (1)         --              (0.01)            (0.01)

(1) Effective November 28, 2006, the Company completed a one-for-two reverse stock split. The historical earnings per share and shares outstanding information have been updated for the change in the number of shares.


                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                    AS PREVIOUSLY
QUARTER ENDED OCTOBER 31, 2005          REPORTED        ADJUSTMENTS      AS RESTATED
                                       --------        -----------      -----------

  Net revenue                       $   40,095          $      --        $   40,095

  Operating expenses                    35,603                108            35,711

  Total other expense                    4,796                 --             4,796

  Equity in income of investee              --                 --                --

  Income tax expense                        --                 --                --

  Net income (loss)                       (304)              (108)             (412)

  Basic earnings per share:
     Basic net loss per share (1)        (0.02)                --             (0.02)

  Diluted earnings per share:
     Diluted net loss per share (1)      (0.02)                --             (0.02)

(1) Effective November 28, 2006, the Company completed a one-for-two reverse stock split. The historical earnings per share and shares outstanding information have been updated for the change in the number of shares.





                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                    AS PREVIOUSLY
QUARTER ENDED JANUARY 31, 2005         REPORTED        ADJUSTMENTS      AS RESTATED
                                       --------        -----------      -----------

  Net revenue                       $   38,538          $      --        $   38,538

  Operating expenses                    34,605                 33            34,638

  Total other expense                    4,410                 --             4,410

  Equity in income of investee              --                 --                --

  Income tax expense                        --                 --                --

  Net income (loss)                       (477)               (33)             (510)

  Basic earnings per share:
     Basic net loss per share (1)        (0.02)                --             (0.02)

  Diluted earnings per share:
     Diluted net loss per share (1)      (0.02)                --             (0.02)

(1) Effective November 28, 2006, the Company completed a one-for-two reverse stock split. The historical earnings per share and shares outstanding information have been updated for the change in the number of shares.


RELATED PARTY TRANSACTIONS

      We describe certain transactions between us and certain related parties under "Certain Relationships and Related Transactions" below.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" which was amended effective April 2005. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We applied Statement 123R on November 1, 2005. We routinely use share-based payment arrangements as compensation for our employees. During fiscal 2004 and 2005, had this rule been in effect, we would have recorded the non-cash expense of $379,000 and $341,000, respectively.

      In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with SFAS No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provision of FIN 48 will be effective for the Company beginning January 1, 2007. The Company has not yet completed its evaluation of the impact of adoption on the Company's financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company will adopt this statement for fiscal year 2009. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

      In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt this statement for fiscal 2007. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

      In October 2006, the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirements -- an interpretation of SFAS No. 143" ("FIN 47"). FIN 47 clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. The provisions of this interpretation were effective for the Company's fiscal year ended October 31, 2006 and did not have a material impact on its consolidated financial position or results of operations. See discussion above under Long-Lived Assets.

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

      Specific factors that might cause actual results to differ from our expectations, include, but are not limited to:

      o economic, competitive, demographic, business and other conditions in our markets;
      o     a decline in patient referrals;
      o changes in the rates or methods of third-party reimbursement for diagnostic imaging services;
      o the enforceability or termination of our contracts with radiology practices;
      o the availability of additional capital to fund capital expenditure requirements;
      o burdensome lawsuits against our contracted radiology practices and us;
      o reduced operating margins due to our managed care contracts and capitated fee arrangements;
      o any failure on our part to comply with state and federal anti-kickback and anti-self-referral laws or any other applicable healthcare regulations;
      o our substantial indebtedness, debt service requirements and liquidity constraints;
      o the interruption of our operations in certain regions due to earthquake or other extraordinary events;
      o the recruitment and retention of technologists by us or by radiologists of our contracted radiology groups;
      o     successful integration of Radiologix operations;
      o and other factors discussed in the "Risk Factors" section or elsewhere in this report.

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

      A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and to provide financing for working capital needs post-acquisition. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

      As part of the financing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on November 15, 2006. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and affiliates (the "Company") as of October 31, 2005 and 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and affiliates as of October 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company restated its previously issued consolidated financial statements to correct its accounting for leasehold improvements.

As described in Notes 2 and 10 to the consolidated financial statements, effective November 1, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standard No. 123R, Share-Based Payment.


/s/ MOSS ADAMS LLP

Los Angeles, California
February 5, 2007


RADNET, INC. AND AFFILIATES
CONSOLIDATED BALANCE SHEETS                                      2005
OCTOBER 31,                                                  (AS RESTATED)         2006
----------------                                             -------------    -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $      2,000     $      2,000
Accounts receivable, net                                       22,319,000       28,136,000
Unbilled receivables and other receivables                        476,000          948,000
Other                                                           1,799,000        3,603,000
                                                             -------------    -------------
Total current assets                                           24,596,000       32,689,000
                                                             =============    =============
PROPERTY AND EQUIPMENT, NET                                    64,658,000       64,566,000
                                                             -------------    -------------
OTHER ASSETS
Accounts receivable, net                                        1,267,000        1,079,000
Goodwill                                                       23,099,000       23,099,000
Debt issue costs, net                                             472,000        5,195,000
Trade name and other                                            3,692,000        4,738,000
                                                             -------------    -------------
       Total other assets                                      28,530,000       34,111,000
                                                             -------------    -------------
         Total assets                                        $117,784,000     $131,366,000
                                                             =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Cash disbursements in transit                                $  3,425,000     $    612,000
Line of credit                                                 13,341,000               --
Accounts payable and accrued expenses                          22,469,000       25,951,000
Short-term notes expected to be refinanced:
  Notes payable                                                69,066,000               --
  Obligations under capital lease                              56,927,000               --
Advance due to related party                                           --          737,000
Notes payable                                                   1,101,000        1,162,000
Obligations under capital lease                                 1,697,000        2,410,000
                                                             -------------    -------------
       Total current liabilities                              168,026,000       30,872,000
                                                             =============    =============
LONG-TERM LIABILITIES
Subordinated debentures payable                                16,147,000       16,031,000
Line of credit                                                         --       12,437,000
Notes payable to related party                                  3,533,000               --
Notes payable, net of current portion                                  --      145,987,000
Obligations under capital lease, net of current portion         4,129,000        3,889,000
Other non-current liabilities                                      31,000          944,000
                                                             -------------    -------------
       Total long-term liabilities                             23,840,000      179,288,000
                                                             =============    =============
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Preferred stock - $.0001 par value, 30,000,000 shares
  authorized, none issued                                              --               --
Common stock - $.0001 par value, 200,000,000 shares
  authorized; 21,615,906 and 22,985,252 shares issued;
  20,703,406 and 22,072,752 shares outstanding at
  October 31, 2005 and 2006, respectively                         433,000          460,000
Paid-in capital                                               100,590,000      102,745,000
(Accumulated deficit)                                        (174,410,000)    (181,304,000)
                                                             -------------    -------------
                                                              (73,387,000)     (78,099,000)
Less:  Treasury stock - 912,500 shares at cost                   (695,000)        (695,000)
                                                             -------------    -------------
       Total stockholders' deficit                            (74,082,000)     (78,794,000)
                                                             =============    =============
Total liabilities and stockholders' deficit                  $117,784,000     $131,366,000
                                                             =============    =============





RADNET, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF OPERATIONS                           2004               2005
YEARS ENDED OCTOBER 31,                                     (AS RESTATED)      (AS RESTATED)          2006
----------------------------                               ---------------    ---------------    ---------------

NET REVENUE                                                $  137,277,000     $  145,573,000     $  161,005,000
OPERATING EXPENSES
      Operating expenses                                      105,828,000        109,012,000        120,342,000
      Depreciation and amortization                            17,917,000         17,536,000         16,394,000
      Provision for bad debts                                   3,911,000          4,929,000          7,626,000
      Loss on disposal of equipment, net                               --            696,000            373,000
                                                           ---------------    ---------------    ---------------

      Total operating expenses                                127,656,000        132,173,000        144,735,000
                                                           ===============    ===============    ===============

INCOME FROM OPERATIONS                                          9,621,000         13,400,000         16,270,000
OTHER EXPENSE (INCOME)
      Interest expense                                         17,285,000         17,493,000         20,362,000
      Loss (gain) on debt extinguishment, net                          --           (515,000)         2,097,000
      Other income                                               (176,000)          (357,000)                --
      Other expense                                             1,657,000            349,000            788,000
                                                           ---------------    ---------------    ---------------

      Total other expense                                      18,766,000         16,970,000         23,247,000
                                                           ===============    ===============    ===============

LOSS BEFORE EQUITY IN INCOME OF INVESTEE,
      INCOME TAXES AND MINORITY INTEREST                       (9,145,000)        (3,570,000)        (6,977,000)
EQUITY IN INCOME OF INVESTEE                                           --                 --             83,000
                                                           ---------------    ---------------    ---------------

LOSS BEFORE INCOME TAXES AND MINORITY
      INTEREST                                                 (9,145,000)        (3,570,000)        (6,894,000)
INCOME TAX EXPENSE                                             (5,235,000)                --                 --
                                                           ---------------    ---------------    ---------------

LOSS BEFORE MINORITY INTEREST                                 (14,380,000)        (3,570,000)        (6,894,000)
MINORITY INTEREST IN EARNINGS
      OF SUBSIDIARIES                                             351,000                 --                 --
                                                           ---------------    ---------------    ---------------

NET LOSS                                                      (14,731,000)        (3,570,000)        (6,894,000)
                                                           ---------------    ---------------    ---------------

BASIC NET LOSS PER SHARE (1)                                        (0.72)             (0.17)             (0.33)
                                                           ---------------    ---------------    ---------------

DILUTED NET LOSS PER SHARE (1)                                      (0.72)             (0.17)             (0.33)
                                                           ---------------    ---------------    ---------------

WEIGHTED AVERAGE SHARES OUTSTANDING (1)
      Basic                                                    20,553,406         20,603,955         21,013,957
                                                           ---------------    ---------------    ---------------

      Diluted                                                  20,553,406         20,603,955         21,013,957
                                                           ---------------    ---------------    ---------------

(1) All share information is restated for all periods presented to reflect the decrease in common shares outstanding resulting from the one-for-two reverse common stock split effected November 28, 2006.




RADNET, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED OCTOBER 31, 2004, 2005 AND 2006
-------------------------------------------

                                  COMMON STOCK, $.0001 PAR
                                     VALUE, 200,000,000
                                      SHARES AUTHORIZED                      TREASURY STOCK, AT COST                      TOTAL
                                  ------------------------                  -------------------------    ACCUMULATED   STOCKHOLDERS'
                                                               PAID-IN                                     DEFICIT        DEFICIT
                                   SHARES (1)     AMOUNT       CAPITAL       SHARES (1)     AMOUNT      (AS RESTATED)  (AS RESTATED)
                                  ------------  ----------  --------------  ------------  -----------  --------------  -------------
BALANCE - OCTOBER 31, 2003         21,465,906   $ 430,000   $ 100,428,000      (912,500)  $ (695,000)  $(156,109,000)  $(55,946,000)

         Issuance of warrant               --          --         108,000            --           --              --        108,000

         Net loss                          --          --              --            --           --     (14,731,000)   (14,731,000)
                                  ------------  ----------  --------------  ------------  -----------  --------------  -------------
BALANCE - OCTOBER 31, 2004         21,465,906     430,000     100,536,000      (912,500)    (695,000)   (170,840,000)   (70,569,000)

         Issuance of common stock     150,000       3,000          54,000            --           --              --         57,000

         Net loss                          --          --              --            --           --      (3,570,000)    (3,570,000)
                                  ------------  ----------  --------------  ------------  -----------  --------------  -------------
BALANCE - OCTOBER 31, 2005         21,615,906     433,000     100,590,000      (912,500)    (695,000)   (174,410,000)   (74,082,000)

         Issuance of warrant               --          --         110,000            --           --              --        110,000

         Exercise of warrants       1,290,062      26,000       1,425,000            --           --              --      1,451,000

         Exercise of options           56,084       1,000          45,000            --           --              --         46,000

         Conversion of bonds           23,200          --         116,000            --           --              --        116,000

         Share-based payments              --          --         459,000            --           --              --        459,000

         Net loss                          --          --              --            --           --      (6,894,000)    (6,894,000)
                                  ------------  ----------  --------------  ------------  -----------  --------------  -------------
BALANCE - OCTOBER 31, 2006         22,985,252   $ 460,000   $ 102,745,000      (912,500)  $ (695,000)  $(181,304,000)  $(78,794,000)
                                  ============  ==========  ==============  ============  ===========  ==============  =============

1 All share information is restated for all periods presented to reflect the decrease in common shares outstanding resulting from the one-for-two reverse common stock split effected November 28, 2006.





RADNET, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                        2004                2005
YEARS ENDED OCTOBER 31,                                                  (AS RESTATED)       (AS RESTATED)            2006
----------------------------                                            ---------------     ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                           ($14,731,000)        ($3,570,000)        ($6,894,000)
       Adjustments to reconcile net loss to net cash from operating activities:
             Depreciation and amortization - continuing operations          17,917,000          17,536,000          16,394,000
             Provision for bad debts                                         3,911,000           4,929,000           7,626,000
             Equity in income of investee                                           --                  --             (83,000)
             Deferred income tax expense                                     5,235,000                  --                  --
             Loss (gain) on extinguishments of debt                            (34,000)           (430,000)          2,097,000
             Loss (gain) on sale of assets and operating sites                  27,000             696,000             373,000
             Accrued interest expense and interest related to swap           6,565,000           1,248,000           2,076,000
             Share-based payments                                                   --                  --             459,000
             Tenant improvement allowances                                          --                  --              98,000
             Minority interest in earnings of continuing subsidiaries          351,000                  --                  --
             Changes in assets and liabilities:
             Accounts receivable                                             1,696,000          (6,617,000)        (13,254,000)
             Unbilled receivables                                             (786,000)            490,000            (473,000)
             Other assets                                                     (286,000)         (2,572,000)         (1,973,000)
             Accounts payable and accrued expenses                          (2,811,000)           (570,000)          3,805,000
                                                                        ---------------     ---------------     ---------------
             Net cash provided by operating activities                      17,054,000          11,140,000          10,251,000
                                                                        ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of imaging facilities                                          (35,000)                 --          (4,092,000)
       Purchase of property and equipment                                   (3,774,000)         (4,063,000)         (9,452,000)
       Proceeds from sale of divisions, centers, and equipment                      --              65,000              47,000
                                                                        ---------------     ---------------     ---------------

             Net cash used by investing activities                          (3,809,000)         (3,998,000)        (13,497,000)
                                                                        ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Cash disbursements in transit                                          (317,000)            889,000          (2,813,000)
       Principal payments on notes and leases payable                      (13,247,000)        (14,146,000)         (6,962,000)
       Proceeds from short and long-term borrowings                          1,000,000           4,746,000          11,425,000
       Proceeds from borrowings from related parties                                --           1,370,000             737,000
       Repayment of debt upon extinguishments                                       --                  --        (141,242,000)
       Proceeds from borrowings upon refinancing                                    --                  --         146,468,000
       Debt issue costs                                                             --                  --          (5,864,000)
       Purchase of subordinated debentures                                     (60,000)                 --                  --
       Proceeds from issuance of common stock                                       --                  --           1,497,000
       Joint venture distributions                                            (650,000)                 --                   -
                                                                        ---------------     ---------------     ---------------

             Net cash (used by) provided by financing activities           (13,274,000)         (7,141,000)          3,246,000
                                                                        ---------------     ---------------     ---------------

NET INCREASE (DECREASE) IN CASH                                                (29,000)              1,000                  --
CASH, beginning of year                                                         30,000               1,000               2,000
                                                                        ---------------     ---------------     ---------------
CASH, end of year                                                               $1,000              $2,000              $2,000
                                                                        ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for interest                              $10,686,000         $16,073,000         $18,392,000
                                                                        ===============     ===============     ===============

                                                               F-5

RADNET, INC. AND AFFILIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED OCTOBER 31, 2004, 2005 AND 2006

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


We entered into capital leases or financed equipment through notes payable for approximately $9,351,000 , $4,781,000 and $4,009,000 for the years ended October 31, 2004, 2005 and 2006, respectively.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

NATURE OF BUSINESS

Radnet, Inc. or Radnet (formerly Primedex Health Systems, Inc.), incorporated on October 21, 1985, provides diagnostic imaging services in the state of California. Imaging services include magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. Our operations comprise a single segment for financial reporting purposes.

BUSINESS ACQUISITION

On November 15, 2006, we completed our previously announced acquisition of Radiologix, Inc. (AMEX: RGX). Under the terms of the acquisition agreement, Radiologix shareholders received an aggregate consideration of 11,310,961 shares (or 22,621,922 shares before the one-for-two reverse stock split) of our common stock and $42,950,000 in cash.

The total purchase price and the allocation of the estimated purchase price discussed below are preliminary and have not been finalized. The preliminary estimated total purchase price of the merger is as follows:

        (in thousands)
        --------------
        Value of stock given by RadNet to Radiologix*            $   39,400*
        Cash                                                         42,950
        Estimated transaction fees and expenses                      15,208**
                                                                 ----------
        Total Purchase Price                                     $   97,558
                                                                 ==========

(*) Calculated as 11,310,961 shares multiplied by $3.48 (average closing price of $1.74 from June 28, 2006 to July 13, 2006, adjusted for the one-for-two reverse stock split).

(**) Includes $8,274,000 in assumed liabilities of Radiologix, including $3,210,000 in merger and acquisition fees and $5,064,000 in Radiologix bond prepayment penalties.

Under the purchase method of accounting, the total estimated purchase price as shown above is allocated to Radiologix's net tangible and intangible assets based on their estimated fair values as of the date of acquisition. The purchase price allocation is preliminary and has not been finalized because the valuation of the assets and liabilities has not been completed. The following table summarized the preliminary purchase price allocation at the date of acquisition:

        (in thousands)
        --------------
        Current assets                                        $  116,788
        Property and equipment, net                               76,802
        Identifiable intangible assets                            58,739
        Goodwill                                                  46,178
        Investments in joint ventures                              9,481
        Other assets                                                 585
        Current liabilities                                      (24,145)
        Accrued restructuring charges                               (314)
        Assumption of debt                                      (177,358)
        Long-term liabilities                                     (7,989)
        Minority interests in consolidated subsidiaries           (1,209)
                                                              -----------
        Total purchase price                                  $   97,558
                                                              ===========

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS ACQUISITION  - CONTINUED

We have estimated the fair value of tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the valuation of property and equipment and identifiable intangible assets. The final allocation of the purchase price will be based upon Radiologix's assets and liabilities on the closing date and the allocation of the purchase price will be reviewed by an external valuation expert.

CASH, MARKETABLE SECURITIES, INVESTMENTS AND OTHER ASSETS: RadNet valued cash, marketable securities, investments and other assets at their respective carrying amounts as RadNet believes that these amounts approximate their current fair values or the fair values.

IDENTIFIABLE INTANGIBLE ASSETS. RadNet expects identifiable intangible assets acquired to include management service agreements. Management service agreements represent the underlying relationships and agreements with certain professional radiology groups.

Identifiable intangible assets consist of:

                                                                     ESTIMATED
                                     ESTIMATED      AMORTIZATION       ANNUAL
(IN THOUSANDS)                       FAIR VALUE        PERIOD       AMORTIZATION
----------------------------------   ----------     ------------    ------------
Management service agreements        $   58,739       25 years      $      2,350

RadNet has determined the preliminary fair value of intangible assets with limited discussions with Radiologix management and a review of certain transaction-related documents prepared by Radiologix management.

Estimated useful lives for the intangible assets were based on the average contract terms, which are greater than the amortization period that will be used for management contracts. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

GOODWILL. Approximately $46,178,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, goodwill will not be amortized but instead will be tested for impairment at least annually. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2006, our working capital was $1.8 million. At October 31, 2005, our working capital deficit was approximately $143.4 million due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities expected to be refinanced and the classification of approximately $13.3 million in line of credit liabilities as current. We were subject to financial covenants under our debt agreements and believed we may have been unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt was reclassified as a current liability.

On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and to provide financing for working capital needs post-acquisition. Debt issue costs related to the March 2006 refinancing and line of credit of approximately $5.0 million will be written off and we will recognize a loss on the extinguishments of debt with the transaction. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

As part of the financing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on November 15, 2006. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded interest expense of approximately $920,000 classified as accrued expenses on the Company's balance sheet at October 31, 2006.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

Effective March 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs are being amortized on a straight-line basis over 65 months and are classified as Deferred financing costs. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that are unpaid as of October 31, 2006 and classified as accrued expenses under current liabilities. The facility provided for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans were subject to acceleration on December 27, 2007, unless we made arrangements to discharge or extend our outstanding subordinated debentures by that date. Under the terms and conditions of the Second Lien Term Loan, subject to achieving certain leverage ratios, we had the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. Additionally, under the current facilities, we the ability to pursue other funding sources to refinance the subordinated debentures. The loans were payable interest only monthly except for the $86 million term loan that required amortization payments of 1.0% per annum, or $860,000, paid quarterly.

The revolving credit facility and the $86 million term loan bear interest at a base rate ("base rate" means corporate loans posted by at least 75% of the nation's 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly. The $60 million second lien term loan bears interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly. The $86 million term loan included amortization payments of 1.0% per annum, payable in quarterly installments of $215,000. Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

Under the new facility, we were subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility was governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. As of October 31, 2006, we had approximately $2.6 million of availability based upon our borrowing base formula.

Prior to November 2005, we entered into various other financing arrangements over the periods reported in this Form 10-K in order to improve our working capital and meet our obligations as they became due (see Note 7).

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with General Electric Capital Corporation. We finance the acquisition of equipment mainly through capital and operating leases. As of October 31, 2006 and October 31, 2005, our line of credit liabilities were $12.4 million and $13.3 million, respectively.

Our business strategy with regard to operations will focus on the following:

      o     Maximizing performance at our existing facilities;
      o     Focusing on profitable contracting;
      o     Expanding MRI and CT applications
      o     Optimizing operating efficiencies; and
      o     Expanding our networks

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the SEC (the "OCA") issued a letter to the American Institute of Certified Public Accountants regarding lease accounting which identified lease accounting issues including amortization of leasehold improvements.

The OCA believes that leasehold improvements in an operating lease should be amortized by the lessee over the shorter of their economic lives or the lease term, as defined in paragraph 5 (f) of FASB Statement 13 ("SFAS 13"), Accounting for Leases, as amended. The OCA believes amortizing leasehold improvements over a term that includes assumption of lease renewals is appropriate only when the renewals have been determined to be "reasonably assured," as that term is contemplated by SFAS 13.

In connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, our Management and the Audit Committee of our Board of Directors determined that our accounting for leases was not consistent with the accounting principle described in the OCA's letter. Similar to many other companies with multiple sites including outpatient medical service companies, retailers and restaurants, we have corrected our error in accounting for leases.

Generally we have amortized leasehold improvements over the shorter of the assets' estimated useful lives or the initial lease terms including renewal options which are reasonably assured. This is consistent with our utilization of initial lease terms including renewal options in our calculation of straight line rent expense, however, in some situations the Company depreciated leasehold improvements over a 15-year period while the straight line rent expense in those same years was computed over the initial lease terms including renewal options, which were less than 15 years. Therefore, to ensure compliance with generally accepted accounting principles, we are correcting our calculation of its amortization of leasehold improvements to utilize the shorter of the assets' estimated useful lives or the initial terms including renewal options of the related leases.

The following is a summary of the significant effects of these corrections on our consolidated balance sheet as of October 31, 2005, the effects of these corrections on our statements of income and our statements of cash flows for the years ended October 31, 2004 and 2005, respectively, as well as the effects of these corrections on our statements of stockholders' deficit as of October 31, 2003, 2004, and 2005, respectively.

                                         CONSOLIDATED BALANCE SHEETS

                                                       AS PREVIOUSLY
AS OF OCTOBER 31, 2005                                    REPORTED          ADJUSTMENTS         AS RESTATED
                                                          --------          -----------         -----------
ASSETS:
CURRENT ASSETS:
  Cash and Cash Equivalents                                   2,000                  --               2,000
  Accounts Receivable, net                               22,319,000                  --          22,319,000
  Unbilled receivables and other receivables                476,000                  --             476,000
  Other                                                   1,799,000                  --           1,799,000
                                                    -----------------------------------------------------------
     Total current assets                                24,596,000                  --          24,596,000

PROPERTY & EQUIPMENT, net                                68,107,000          (3,449,000)         64,658,000

OTHER ASSETS:
  Accounts receivable, net                                1,267,000                  --           1,267,000
  Goodwill                                               23,099,000                  --          23,099,000
  Debt issue costs, net                                     472,000                  --             472,000
  Trade name and other                                    3,692,000                  --           3,692,000
                                                    -----------------------------------------------------------
     Total other assets                                  28,530,000                  --          28,530,000

     Total assets                                       121,233,000          (3,449,000)        117,784,000
                                                    ===========================================================

LIABILITIES & SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Cash disbursements in transit                           3,425,000                  --           3,425,000
  Line of credit                                         13,341,000                  --          13,341,000
  Accounts payable and accrued expenses                  22,469,000                  --          22,469,000
  Short-term notes expected to be refinanced:
    Notes payable                                        69,066,000                  --          69,066,000
    Obligations under capital lease                      56,927,000                  --          56,927,000
  Advances due to related party                                  --                  --                  --
  Notes payable                                           1,101,000                  --           1,101,000
  Obligations under capital lease                         1,697,000                  --           1,697,000
                                                    -----------------------------------------------------------
     Total current liabilities                          168,026,000                  --         168,026,000

LONG-TERM LIABILITIES:
  Subordinated debentures payable                        16,147,000                  --          16,147,000
  Line of credit                                                 --                  --                  --
  Notes payable to related party                          3,533,000                  --           3,533,000
  Notes payable, net of current portion                          --                  --                  --
  Obligations under capital lease, net of current         4,129,000                  --           4,129,000
  Accrued expenses                                           31,000                  --              31,000
                                                    -----------------------------------------------------------
     Total long-term liabilities                         23,840,000                  --          23,840,000

COMMITMENTS AND CONTINGENCIES                                    --                  --                  --
STOCKHOLDERS' DEFICIT
  Common Stock                                              433,000                  --             433,000
  Paid-in capital                                       100,590,000                  --         100,590,000
  Treasury Stock                                           (695,000)                 --            (695,000)
  Retained Earnings (deficit)                          (170,961,000)         (3,449,000)       (174,410,000)
                                                    -----------------------------------------------------------

                                                        (70,633,000)         (3,449,000)        (74,082,000)

     Total liabilities and stockholders' deficit        121,233,000          (3,449,000)        117,784,000
                                                    ===========================================================





                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       AS PREVIOUSLY
FISCAL YEAR ENDED OCTOBER 31, 2004                        REPORTED          ADJUSTMENTS         AS RESTATED
                                                          --------          -----------         -----------
NET REVENUE
                                                        137,277,000                  --         137,277,000
OPERATING EXPENSES
  Operating Expenses                                    105,828,000                  --         105,828,000
  Depreciation and Amortization                          17,762,000             155,000          17,917,000
  Provision for bad debts                                 3,911,000                  --           3,911,000
  Loss on disposal of equipment, net                             --                  --                  --
                                                    -----------------------------------------------------------
     Total Operating Expenses                           127,501,000             155,000         127,656,000

INCOME FROM OPERATIONS                                    9,776,000            (155,000)          9,621,000
OTHER EXPENSE (INCOME):
  Interest Expense                                       17,285,000                  --          17,285,000
  Loss (gain) on Debt Extinguishment, net                        --                  --                  --
  Other Income                                             (176,000)                 --            (176,000)
  Other Expense                                           1,657,000                  --           1,657,000
                                                    -----------------------------------------------------------
     Total Other Expense                                 18,766,000                  --          18,766,000

LOSS BEFORE EQUITY IN INCOME OF INVESTEE
     INCOME TAXES, AND MINORITY INTEREST IN
     EARNINGS OF SUBSIDIARIES                            (8,990,000)           (155,000)         (9,145,000)
  EQUITY IN INCOME OF INVESTEE                                   --                  --                  --
                                                    -----------------------------------------------------------
LOSS BEFORE INCOME TAXES AND MINORITY
     INTEREST IN EARNINGS OF SUBSIDIARIES                (8,990,000)           (155,000)         (9,145,000)
  INCOME TAX EXPENSE                                     (5,235,000)                 --          (5,235,000)
                                                    -----------------------------------------------------------
LOSS BEFORE MINORITY INTEREST IN EARNINGS
     OF SUBSDIARIES                                     (14,225,000)           (155,000)        (14,380,000)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES               351,000                  --             351,000
                                                    -----------------------------------------------------------
NET LOSS                                                (14,576,000)           (155,000)        (14,731,000)

BASIC EARNINGS PER SHARE                            $         (0.71)    $         (0.01)    $         (0.72)
DILUTED EARNINGS PER SHARE                          $         (0.71)    $         (0.01)    $         (0.72)





                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       AS PREVIOUSLY
FISCAL YEAR ENDED OCTOBER 31, 2005                        REPORTED          ADJUSTMENTS         AS RESTATED
                                                          --------          -----------         -----------
NET REVENUE                                             145,573,000                  --         145,573,000
OPERATING EXPENSES
  Operating Expenses                                    109,012,000                  --         109,012,000
  Depreciation and Amortization                          17,101,000             435,000          17,536,000
  Provision for bad debts                                 4,929,000                  --           4,929,000
  Loss on disposal of equipment, net                        696,000                  --             696,000
                                                    -----------------------------------------------------------
     Total Operating Expenses                           131,738,000             435,000         132,173,000

INCOME FROM OPERATIONS                                   13,835,000            (435,000)         13,400,000
OTHER EXPENSE (INCOME):
  Interest Expense                                       17,493,000                  --          17,493,000
  Loss (gain) on Debt Extinguishment, net                  (515,000)                 --            (515,000)
  Other Income                                             (357,000)                 --            (357,000)
  Other Expense                                             349,000                  --             349,000
                                                    -----------------------------------------------------------
     Total Other Expense                                 16,970,000                  --          16,970,000

LOSS BEFORE EQUITY IN INCOME OF INVESTEE
     INCOME TAXES, AND MINORITY INTEREST IN
     EARNINGS OF SUBSIDIARIES                            (3,135,000)           (435,000)         (3,570,000)
  EQUITY IN INCOME OF INVESTEE                                   --                  --                  --
                                                    -----------------------------------------------------------
LOSS BEFORE INCOME TAXES AND MINORITY
     INTEREST IN EARNINGS OF SUBSIDIARIES                (3,135,000)           (435,000)         (3,570,000)
  INCOME TAX EXPENSE                                             --                  --                  --
                                                    -----------------------------------------------------------
LOSS BEFORE MINORITY INTEREST IN EARNINGS
     OF SUBSDIARIES                                      (3,135,000)           (435,000)         (3,570,000)

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES                    --                  --                  --
                                                    -----------------------------------------------------------
NET LOSS                                                 (3,135,000)           (435,000)         (3,570,000)

BASIC EARNINGS PER SHARE                            $         (0.15)    $         (0.02)   $          (0.17)
DILUTED EARNINGS PER SHARE                          $         (0.15)    $         (0.02)   $          (0.17)





                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                       AS PREVIOUSLY
FISCAL YEAR ENDED OCTOBER 31, 2003                        REPORTED          ADJUSTMENTS         AS RESTATED
                                                          --------          -----------         -----------
  Retained Earnings                                    (153,250,000)         (2,859,000)       (156,109,000)


                                                       AS PREVIOUSLY
FISCAL YEAR ENDED OCTOBER 31, 2004                        REPORTED          ADJUSTMENTS         AS RESTATED
                                                          --------          -----------         -----------
  Retained Earnings                                    (167,826,000)         (3,014,000)       (170,840,000)


                                                       AS PREVIOUSLY
FISCAL YEAR ENDED OCTOBER 31, 2005                        REPORTED          ADJUSTMENTS         AS RESTATED
                                                          --------          -----------         -----------
  Retained Earnings                                    (170,961,000)         (3,449,000)       (174,410,000)


                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       AS PREVIOUSLY
FISCAL YEAR ENDED OCTOBER 31, 2004                        REPORTED          ADJUSTMENTS         AS RESTATED
                                                          --------          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                              (14,576,000)           (155,000)        (14,731,000)
  Adjustments to reconcile net loss to net cash
     from operating activities:
     Depreciation and amortization                       17,762,000             155,000           17,917,000
     Provision for bad debts                              3,911,000                  --            3,911,000
     Equity in income of investee                                --                  --                   --
     Deferred income tax expense                          5,235,000                  --            5,235,000
     Loss (gain) on extinguishments of debt                 (34,000)                 --              (34,000)
     Loss (gain) on sale of assets and operating sites       27,000                  --               27,000
     Accrued interest expense and interest related
        to swap                                           6,565,000                  --            6,565,000
     Share-based payments                                        --                  --                   --
     Tenant improvement allowances                               --                  --                   --
     Minority interest in earnings of continuing
        subsidiaries                                        351,000                  --              351,000
     Changes in assets and liabilities:
     Accounts receivable                                  1,696,000                  --            1,696,000
     Unbilled receivables                                  (786,000)                 --             (786,000)
     Other assets                                          (286,000)                 --             (286,000)
     Accounts payable and accrued expenses               (2,811,000)                 --           (2,811,000)
                                                       --------------------------------------------------------
     Net cash provided by operating activities           17,054,000                  --           17,054,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of imaging facilities                         (35,000)                 --              (35,000)
     Purchase of property and equipment                  (3,774,000)                 --           (3,774,000)
     Proceeds from sale of divisions, centers,
        and equipment                                            --                  --                   --
                                                       --------------------------------------------------------
       Net cash used by investing activities             (3,809,000)                 --           (3,809,000)

CASH FLWOS FROM FINANCING ACTIVITIES:
     Cash disbursements in transit                         (317,000)                 --             (317,000)
     Principal payments on notes and leases payable     (13,247,000)                 --          (13,247,000)
     Proceeds from short and long-term borrowings         1,000,000                  --            1,000,000
     Proceeds from borrowings from related parties               --                  --                   --
     Repayment of debt upon extinguishments                      --                  --                   --
     Proceeds from borrowings upon refinancing                   --                  --                   --
     Debt issue costs                                            --                  --                   --
     Purchase of subordinated debentures                    (60,000)                 --              (60,000)
     Proceeds from issuance of common stock                      --                  --                   --
     Joint venture distributions                           (650,000)                 --             (650,000)
                                                       --------------------------------------------------------
       Net cash used by financing activities            (13,274,000)                 --          (13,274,000)

NET INCREASE IN CASH                                        (29,000)                 --              (29,000)
CASH, beginning of year                                      30,000                  --               30,000
                                                       --------------------------------------------------------
CASH, end of year                                             1,000                  --                1,000





                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       AS PREVIOUSLY
FISCAL YEAR ENDED OCTOBER 31, 2005                        REPORTED          ADJUSTMENTS         AS RESTATED
                                                          --------          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               (3,135,000)           (435,000)         (3,570,000)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization                       17,101,000             435,000          17,536,000
     Provision for bad debts                              4,929,000                  --           4,929,000
     Equity in income of investee                                --                  --                  --
     Deferred income tax expense                                 --                  --                  --
     Loss (gain) on extinguishments of debt                (430,000)                 --            (430,000)
     Loss (gain) on sale of assets and operating sites      696,000                  --             696,000
     Accrued interest expense and interest related to
       swap                                               1,248,000                  --           1,248,000
     Share-based payments                                        --                  --                  --
     Tenant improvement allowances                               --                  --                  --
     Minority interest in earnings of continuing
       subsidiaries                                              --                  --                  --
     Changes in assets and liabilities:
     Accounts receivable                                 (6,617,000)                 --          (6,617,000)
     Unbilled receivables                                   490,000                  --             490,000
     Other assets                                        (2,572,000)                 --          (2,572,000)
     Accounts payable and accrued expenses                 (570,000)                 --            (570,000)
                                                    -----------------------------------------------------------
     Net cash provided by operating activities           11,140,000                  --          11,140,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of imaging facilities                              --                  --                  --
     Purchase of property and equipment                  (4,063,000)                 --          (4,063,000)
     Proceeds from sale of divisions, centers, and
       equipment                                             65,000                  --              65,000
                                                    -----------------------------------------------------------
       Net cash used by investing activities             (3,998,000)                 --          (3,998,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash disbursements in transit                          889,000                  --             889,000
     Principal payments on notes and leases payable     (14,146,000)                 --         (14,146,000)
     Proceeds from short and long-term borrowings         4,746,000                  --           4,746,000
     Proceeds from borrowings from related parties        1,370,000                  --           1,370,000
     Repayment of debt upon extinguishments                      --                  --                  --
     Proceeds from borrowings upon refinancing                   --                  --                  --
     Debt issue costs                                            --                  --                  --
     Purchase of subordinated debentures                         --                  --                  --
     Proceeds from issuance of common stock                      --                  --                  --
     Joint venture distributions                                 --                  --                  --
                                                    -----------------------------------------------------------
       Net cash used by financing activities             (7,141,000)                 --          (7,141,000)

NET INCREASE IN CASH                                          1,000                  --               1,000
CASH, beginning of year                                       1,000                  --               1,000
                                                    -----------------------------------------------------------
CASH, end of year                                             2,000                  --               2,000

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of Radnet, Inc. include all the accounts of Radnet Inc., its wholly owned direct subsidiary, Radnet Management, Inc., and Beverly Radiology Medical Group III, or BRMG, which is a professional corporation, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., or Modesto, SoCal MR Site Management, Inc., Diagnostic Imaging Services, Inc., or DIS, Burbank Advanced LLC, or Burbank, and Rancho Bernardo Advanced LLC, or RB, all wholly owned subsidiaries of Radnet Management, Inc. Interests of minority shareholders are separately disclosed in the consolidated balance sheets and consolidated statements of operations of the Company. Effective July 31, 2004 and September 30, 2004, we purchased the remaining 25% minority interests in Rancho Bernardo and Burbank, respectively.

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

The operating activities of subsidiaries are included in the accompanying consolidated financial statements from the date of acquisition. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation.

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

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The following table summarizes net revenue for the years ended October 31, 2004, 2005 and 2006:

                                      2004             2005             2006
                                  ------------     ------------     ------------
Net patient service               $103,271,000     $107,324,000     $118,045,000
Capitation                          34,006,000       38,249,000       42,960,000
                                  ------------     ------------     ------------
        Net revenue               $137,277,000     $145,573,000     $161,005,000
                                  ============     ============     ============

Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs geographically dispersed throughout California. Receivables from government agencies made up approximately 17.0% and 24.0% of accounts receivable at October 31, 2005 and 2006, respectively.

Accounts receivable as of October 31, 2006 are presented net of allowances of approximately $60,043,000, of which $57,826,000 is included in current and $2,217,000 is included in noncurrent. Accounts receivable as of October 31, 2005, are presented net of allowances of approximately $59,491,000, of which $56,296,000 is included in current and $3,195,000 is included in noncurrent.

Included in allowances as of October 31, 2006 are allowances for bad debts of approximately $1,490,000, of which $1,436,000 is included in current and $54,000 is included in noncurrent. Included in allowances as of October 31, 2005 are allowances for bad debts of approximately $980,000, of which $927,000 is included in current and $53,000 is included in noncurrent.

CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

With respect to accounts receivable, we routinely assess the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the years ended October 31, 2004, 2005 and 2006 were:

                                                          Net Revenue
                                                 ------------------------------
                                                   2004       2005       2006
                                                 --------   --------   --------
Capitation contracts                                24.8%      26.3%      26.7%
HMO/PPO/Managed care                                21.3%      21.7%      23.7%
Medicare                                            13.6%      14.9%      15.0%
Blue Cross/Shield/Champus                           13.2%      14.6%      14.4%
Special group contract                              12.3%       9.2%       8.2%
Commercial insurance                                 4.9%       4.2%       3.0%
Workers compensation                                 3.8%       2.8%       2.4%
Medi-Cal                                             2.6%       2.9%       3.5%
Other                                                3.5%       3.4%       3.1%

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

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization and valuation impairment allowances. Depreciation and amortization of property and equipment are provided using the straight-line method over their estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the lower of lease term or their estimated useful lives, whichever is lower, which range from 3 to 30 years. Only a few leasehold improvements are deemed to have a life greater than 15 to 20 years. Maintenance and repairs are charged to expenses as incurred.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

GOODWILL - Goodwill at October 31, 2006 totaled $23,099,000. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For each of the three year periods ended October 31, 2006 we recorded no impairment loss related to goodwill. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

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

EQUITY BASED COMPENSATION --We have two long-term incentive stock option plans. The 1992 plan has not issued options since the inception of the new 2000 plan. The 2000 plan reserves 1,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, we have issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and have also issued stock under the plan. Employee stock options generally vest over three years and expire five to ten years from date of grant.

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

SEGMENTS OF AN ENTERPRISE - The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in a single business segment and operates only in the United States.

RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. These changes have no effect on net income.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, and includes the effect of the one-for-two reverse stock split effective November 28, 2006, as follows:

                                                              Year Ended October 31,
                                                 ------------------------------------------------
                                                      2004             2005             2006
                                                 --------------   --------------   --------------
Net loss from continuing operations              $ (14,731,000)   $  (3,570,000)   $  (6,894,000)
                                                 --------------   --------------   --------------
BASIC EARNINGS (LOSS) PER SHARE

Weighted average number of common shares
  outstanding during the year                       20,553,407       20,603,955       21,013,957
                                                 --------------   --------------   --------------
Basic earnings (loss) per share:

Basic loss per share                             $       (0.72)   $       (0.17)   $       (0.33)
                                                 --------------   --------------   --------------
DILUTED EARNINGS (LOSS) PER SHARE

Weighted average number of common shares
  outstanding during the year                       20,553,407       20,603,955       21,013,957
Add additional shares issuable upon exercise
  of stock options and warrants                             --               --               --
                                                 --------------   --------------   --------------

Weighted average number of common shares used
  in calculating diluted earnings per share         20,553,407       20,603,955       21,013,957
                                                 --------------   --------------   --------------
Diluted earnings (loss) per share:

Diluted loss per share                           $       (0.72)   $      (0.17)    $       (0.33)
                                                 --------------   --------------   --------------

For the years ended October 31, 2004, 2005 and 2006, we excluded all options, warrants and convertible debentures in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" which was amended effective April 2005. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. We applied Statement 123R on November 1, 2005. We routinely use share-based payment arrangements as compensation for our employees. During fiscal 2004 and 2005, had this rule been in effect, we would have recorded the non-cash expense of $379,000 and $341,000, respectively.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with SFAS No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provision of FIN 48 will be effective for the Company beginning January 1, 2007. The Company has not yet completed its evaluation of the impact of adoption on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company will adopt this statement for its fiscal year beginning on January 1, 2008. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt this statement for fiscal 2007. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In October 2006, the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirements -- an interpretation of SFAS No. 143" ("FIN 47"). FIN 47 clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. The provisions of this interpretation were effective for the Company's fiscal year ended October 31, 2006 and did not have a material impact on its consolidated financial position or results of operations. See Note 4.

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES

FACILITY OPENINGS

In September 2006, we acquired the assets and business of Fresno Imaging Center for $1,500,000 in cash utilizing our existing line of credit. The center provides MRI, CT, ultrasound and x-ray services. The center is 14,470 square feet with a monthly rental of approximately $20,000 per month. No goodwill was recorded in the transaction.

In September 2006, we acquired the assets and business of Irvine Imaging Services for $500,000 in assumed liabilities. The center provides MRI, CT, ultrasound and x-ray services. The monthly rental is approximately $14,560 per month. No goodwill was recorded in the transaction.

In September 2006, we acquired the net assets and business of San Francisco Advanced Imaging Center, in San Francisco, California, from an external third party for $1,650,000 paid from working capital. The center provides MRI, CT and x-ray services. The center is 7,115 square feet with a monthly rental of approximately $29,000 with an initial lease term through April 2017. No goodwill was recorded in the transaction.

On August 25, 2006, we acquired the assets and business of Corona Imaging Center, in Corona, California, from an external third party for $1,500,000 financed through a third party lender over five years at 8.5%. In addition, we financed certain medical equipment for approximately $243,000 as part of the transaction. The center provides MRI, CT, ultrasound, and x-ray services. The center is 2,133 square feet with a monthly rental of approximately $3,839 per month with an initial lease term through November 2011. No goodwill was recorded in the transaction.

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

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITIONS, SALES AND DIVESTITURES - CONTINUED

FACILITY OPENINGS - CONTINUED

Effective February 1, 2006, upon the inception of a new capitation arrangement, we opened two additional satellite offices in Yucaipa and Moreno Valley, California that provide x-ray services for our Riverside location. In addition, in February 2006, we opened one additional satellite office providing x-ray services in Temecula, California.

Effective February 1, 2006, we invested $237,000 for a 47.5% membership interest in an entity that operates a PET center in Palm Springs, California. We account for this investment under the equity method of accounting. Income in earnings of this equity method investment was approximately $83,000. The center will provide PET services for our existing facilities in the area replacing a prior arrangement where PET services were provided by a mobile unit for a "per use" fee. We have an option to purchase the other 52.5% interest subsequent to November 1, 2006 and prior to February 29, 2008 for $512,500.

Effective February 1, 2006, we entered into a facility use agreement for an open MRI center in Vallejo, California. The agreement provides for the use of the equipment and facility for a monthly fee.

In December 2005, we entered into a new building lease in Encino, California for approximately 10,425 square feet to begin the development of a new center, San Fernando Interventional Radiology and Imaging Center, which is expected to open by March 2007. The center will offer MRI, CT, ultrasound and x-ray services as well as biopsy, angiography, shunt, and pain management procedures. The monthly rent is approximately $19,600 and the first month's rent was due in August 2006.

In March 2005, we opened a new center with approximately 3,533 square feet of space in Westlake, California, near Thousand Oaks that offers MRI, mammography, ultrasound and x-ray services. During fiscal 2005, we used existing lines of credit for the payment of approximately $873,000 in leasehold improvements for the new facility.

Effective July 31, 2004, we purchased the 25% minority interest in Rancho Bernardo Advanced Imaging from two physicians for $200,000 that consisted of an $80,000 down payment and monthly payments of $10,000 due from September 2004 to August 2005. All payments were made during fiscal 2005. There was no goodwill recorded in the transaction.

In January 2004, we entered into a new building lease for approximately 3,963 square feet of space in Murrieta, California, near Temecula. The center opened in December 2004 and offers MRI, CT, PET, nuclear medicine and x-ray services. The equipment was financed by GE. During fiscal 2004, we had used existing lines of credit for the payment of approximately $840,000 in leasehold improvements for Murrieta.

In addition, during fiscal 2004, we opened an additional three satellite facilities servicing our Northridge, Rancho Cucamonga and Thousand Oaks centers.

At various times, we may open small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region.

FACILITY CLOSURES

Upon the acquisition of Fresno Imaging Center in September 2006, we closed our existing Woodward Park facility and incurred a loss on the disposal of leasehold improvements in that center of approximately $55,000. All of the business of the old Fresno site transferred to the new location.

Upon the acquisition of Irvine Imaging Services in September 2006, we closed our existing Tustin Imaging facility. There was no loss on the disposal of leasehold improvements in that center. All of the business of the old Tustin site transferred to the new Irvine location.

After the opening of a new site in Emeryville, California, we closed our existing Emeryville MRI only facility and incurred a loss on the disposal of leasehold improvements in that center of approximately $143,000. All of the business of the old Emeryville site transferred to the new location.

In early fiscal 2004, we first downsized and later closed our San Diego facility. The center's location was no longer productive and business could be sent to our new facility in Rancho Bernardo. The equipment was moved to other locations and our leasehold improvements were written off. During the year ended October 31, 2004, the center generated net revenue of $49,000 and incurred a net loss of $122,000.

In addition, during fiscal 2004, we closed two satellite facilities servicing our Antelope Valley and Lancaster regions.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FACILITY CLOSURES - CONTINUED

At various times, we may close small x-ray facilities acquired primarily to service larger capitation arrangements over a specific geographic region. Over time, patient volume from these contracts may vary, or we may end the arrangement, resulting in the subsequent closures of these smaller satellite facilities.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization as of October 31, 2005 and 2006 are:

                                                            2005             2006
                                                        -------------   -------------
Buildings                                               $     600,000   $     600,000
Medical equipment                                          21,956,000     107,729,000
Office equipment, furniture and fixtures                    7,587,000      13,371,000
Leasehold improvements                                     28,313,000      33,453,000
Equipment under capital lease                              96,438,000      11,110,000
                                                        -------------   -------------
                                                          154,894,000     166,263,000
Accumulated depreciation and amortization                 (90,236,000)   (101,697,000)
                                                        -------------   -------------

                                                        $  64,658,000   $  64,566,000
                                                        =============   =============

Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness including a significant portion of the medical equipment under capital lease (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations).

Depreciation and amortization expense on property and equipment for the years ended October 31, 2004, 2005 and 2006 was approximately $17,649,000, $17,301,000 and $16,244,000, respectively. Accumulated amortization for equipment under capital leases as of October 31, 2005 and 2006 was approximately $52,243,000 and $3,666,000, respectively. Amortization expense for equipment under capital leases for the years ended October 31 2004, 2005 and 2006, included above, was approximately, $11,550,000, $10,494,000 and $988,000, respectively.

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made and it is material to the financial statements. The related asset retirement costs are capitalized as part of the carrying amount of the long-lived asst and amortized over the asset's economic life. We have identified a conditional asset retirement obligation related to returning leased facilities to their original state upon lease termination. Management does not believe the cost is material to its financial statements.

NOTE 5 - GOODWILL

Goodwill is recorded at cost of $29,144,000 less accumulated amortization of $6,045,000 for the years ended October 31, 2005 and 2006.

Upon the adoption of SFAS No. 142, we discontinued amortization of goodwill effective November 1, 2001. Thus, for the three years ended October 31, 2004, 2005 and 2006, no adjustment to amortization expense is necessary when comparing net income and earnings per share.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                        2005           2006
                                                    ------------   ------------
Accounts payable                                    $  9,001,000   $ 11,157,000
Accrued expenses                                       7,371,000      8,953,000
Accrued payroll and vacation                           4,226,000      5,025,000
Accrued professional fees                                693,000        533,000
Accrued patient service payable                        1,209,000      1,227,000
                                                    ------------   ------------
                                                      22,500,000     26,895,000

Less long-term portion                                   (31,000)      (944,000)
                                                    ------------   ------------

                                                    $ 22,469,000   $ 25,951,000
                                                    ============   ============

The long-term portion relates to accrued interest from our swap arrangement and to professional fees from accounts receivable classified as long-term. Accrued professional fees consist of outside professional agreements, which are paid out of net cash collections. Accrued patient service payable relates to one contract that prepays us for future diagnostic exams to be performed for which they receive a discount.

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES

Notes payable, long-term debt, line of credit and capital lease obligations at October 31, 2005 and 2006 consist of the following:

                                                                           2005           2006
                                                                      -------------   -------------
Revolving lines of credit                                             $  13,341,000   $  12,437,000

Notes payable at interest rates ranging from 8.8% to 13.5%,
    due through 2009, collateralized by medical equipment                71,940,000     147,149,000

Obligations under capital leases at interest rates ranging
    from 9.1% to 13.0%, due through 2010, collateralized by
    medical and office equipment                                         62,753,000       6,299,000
                                                                      -------------   -------------

                                                                        148,034,000     165,885,000

Less: discount on notes payable                                          (1,773,000)             --

Less: current portion                                                  (142,132,000)     (3,572,000)
                                                                      -------------   -------------

                                                                      $   4,129,000   $ 162,313,000
                                                                      =============   =============

At October 31, 2006, our working capital was $1.8 million. At October 31, 2005, our working capital deficit was approximately $143.4 million due to the reclassification of approximately $109 million in notes and capital lease obligations as current liabilities expected to be refinanced and the classification of approximately $13.3 million in line of credit liabilities as current. We were subject to financial covenants under our debt agreements and believed we may have been unable to continue to be in compliance with our existing financial covenants during fiscal 2006. As such, the associated debt was reclassified as a current liability.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES -- CONTINUED

On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. This facility was used to finance our acquisition of Radiologix, (Note 2) refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and to provide financing for working capital needs post-acquisition. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. As of November 15, 2006, aggregate borrowings under the credit facility were $4.3 million. We accounted for the refinancing of our existing indebtedness as an extinguishment of a liability. As a result, we recognized a loss on extinguishment in November 2006 of approximately $5.0 million, primarily comprised of debt issue costs related to our March 2006 refinancing, described below. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

Effective March 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs are being amortized on a straight-line basis over 65 months and are presented as debt issue costs in the consolidated balance sheet. We accounted for the refinancing as an extinguishment and issuance of new debt. As a result, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that are unpaid as of October 31, 2006 and classified as accrued expenses under current liabilities. The facility provided for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans were subject to acceleration on December 27, 2007, unless we made arrangements to discharge or extend our outstanding subordinated debentures by that date. Under the terms and conditions of the Second Lien Term Loan, subject to achieving certain leverage ratios, we had the right to raise up to $16.1 million in additional funds as part of the Second Lien Term Loan for the purposes of redeeming the subordinated debentures. The loans were payable interest only monthly except for the $86 million term loan that required amortization payments of 1.0% per annum, or $860,000, paid quarterly.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES -- CONTINUED

The revolving credit facility and the $86 million term loan bear interest at a base rate ("base rate" means corporate loans posted by at least 75% of the nation's 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly. The $60 million second lien term loan bears interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly. The $86 million term loan included amortization payments of 1.0% per annum, payable in quarterly installments of $215,000. Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

Under the facility, we are subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under our $15 million revolving credit facility was governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants. As of October 31, 2006, we had approximately $2.6 million of availability based upon our borrowing base formula.

DERIVATIVE FINANCIAL INSTRUMENTS

As part of the November 2006 financing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on November 15, 2006. As part of the March 2006 financing on April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. At October 31, 2006, there were no derivatives that were designated as cash flow hedging instruments. Of the derivatives that were not designated as cash flow hedging instruments, we recorded interest expense of approximately $920,000 in 2006. The corresponding liability of $920,000 is included in the other non-current liabilities in the consolidated balance sheet at October 31, 2006.

Prior to March 2006, BRMG and Wells Fargo Foothill were parties to a credit facility under which BRMG could borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month of average capitation receipts for the prior six months, two times the trailing month cash collections, or $20,000,000. Eligible accounts receivable excluded those accounts older than 150 days from invoice date and were net of customary reserves. In addition, Wells Fargo Foothill set up a term loan where they could advance up to the lesser of $3,000,000 or 80% of the liquidation value of the equipment value servicing the loan. Under this term loan, we borrowed $880,000 in February 2005 to acquire medical equipment. The five-year term loan had interest only payments through February 28, 2005 with the first quarterly principal payments due on April 1, 2005. Access to additional funds under the term loan expired soon after the February 2005 draw.

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

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES -- CONTINUED

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

Under the Bridge revolving credit facility, we could borrow the lesser of 85% of the net collectible value of eligible accounts receivable plus one month capitation receipts for the preceding month, or $20,000,000. An overadvance subline is available not to exceed $2,000,000, so long as after giving effect to the overadvance subline, the revolver usage does not exceed $20,000,000. Eligible accounts receivable shall exclude those accounts older than 150 days from invoice date and will be net of customary reserves. Dr. Berger has agreed to personally guaranty the repayment of any monies under the overadvance subline. Advances under the revolving loan bear interest at the base rate plus 3.25%. The base rate refers to the prime rate publicly announced by La Salle Bank National Association, in effect from time to time. The term loan bears interest at the annual rate of 12.50%. The revolving credit facility wascollateralized by substantially all of our accounts receivable and requires us to meet certain financial covenants including minimum levels of EBITDA, fixed charge coverage ratios and maximum senior debt/EBITDA ratios. The term loan is collateralized by specific imaging equipment used by us at certain of our locations.

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

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable to Galt Financial, Ltd., at a stated rate of 11% per annum with interest payable quarterly. The note payable was convertible at the holder's option anytime after January 1, 2006 at $1.00 per share. As additional consideration for the financing we issued a warrant for the purchase of 250,000 shares at an exercise price of $1.00 per share. In November 2005, the right to convert was waived in exchange for the issuance of a five-year warrant to purchase 150,000 shares of our common stock at a price of $1.00 per share. The convertible note payable to Galt Financial, Ltd. was repaid in November 2006. All transactions with Galt Financial, Ltd. were adjusted for the one-for-two reverse stock split.

INTEREST AND PRINCIPAL REPAYMENTS

General Electric Capital Corporation's prime rate on October 31, 2006 was 10.75%. For fiscal 2005 and 2006, the weighted average interest rates on short-term borrowings were 8.6% and 10.4% respectively.

The following annual principal maturities of notes payable and long-term obligations exclusive of capital leases and repayments on our revolving credit facilities for future years ending October 31 are adjusted to reflect the November 2006 refinancing. See refinancing described above under the caption "$405 million Senior Secured Credit Facility - November 15, 2006." The schedule is based on aggregate borrowings under the senior secured credit facility of $371,250,000 as of November 15, 2006:

                                                               Net Principal
                                                               -------------
        2007                                                     $2,250,000
        2008                                                     $2,250,000
        2009                                                     $2,250,000
        2010                                                     $2,250,000
        2011                                                     $2,250,000
        Thereafter                                             $360,000,000
                                                               ------------
                                                               $371,250,000
                                                               ============

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INTEREST AND PRINCIPAL REPAYMENTS--CONTINUED

We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for future years ending October 31 are:

        2007                                                   $  2,955,000
        2008                                                      2,119,000
        2009                                                      1,753,000
        2010                                                        388,000
        2011                                                        105,000
        Thereafter                                                      ---
                                                               ------------
        Total minimum payments                                    7,320,000
        Amount representing interest                             (1,021,000)
                                                               ------------
        Present value of net minimum lease payments               6,299,000
        Current portion                                          (2,410,000)
                                                               ------------
        Long-term portion                                      $  3,889,000
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

Interest expense for the years ended October 31, 2004, 2005 and 2006 was approximately $1,862,000, $1,857,000, and $1,856,000, respectively. During the year ended October 31, 2006, bondholders converted $116,000 face value bonds into 23,200 shares of common stock. There were no conversions during the years ended October 31, 2004 and 2005. During the year ended October 31, 2004, we repurchased debentures with face amounts of $68,000 for $60,000 resulting in a gain on early extinguishments of $8,000. There were no repurchases of debentures during the years ended October 31, 2005 and 2006.

Subsequent to October 31, 2006, bondholders converted $3,373,000 face value debentures into 674,600 shares of common stock (adjusted for the November 27, 2006 reverse stock split). Effective November 28, 2006, the Company announced a one-for-two reverse stock split changing the conversion rate of bonds from $2.50 to $5.00 per common share. The subordinated debentures were extinguished in December 2007. A loss of $473,000 was recognized upon extinguishments for a prepayment premium.

NOTE 9 - INCOME TAXES

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards. We did not incur any federal or state income taxes in 2004, 2005 or 2006.

Reconciliation between the effective tax rate and the statutory tax rates for the years ended October 31, 2004, 2005 and 2006 are as follows:

                                                       2004     2005     2006
                                                       ----     ----     ----

Federal tax                                           (34.0)%  (34.0)%  (34.0)%
State franchise tax, net of federal benefit             2.2     (5.8)    (5.8)
Non deductible expenses                                   0        0      0.7
Change in valuation allowance                          90.0     39.8     39.1
                                                      -----    -----    -----
Income tax expense                                     58.2%      --%      --%
                                                      =====    =====    =====

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES - CONTINUED

At October 31, 2005 and 2006, our deferred tax assets and liabilities were comprised of the following items:

       DEFERRED TAX ASSETS & LIABILITIES:

       DEFERRED TAX ASSETS:                                       2005             2006
                                                                  ----             ----
       Net operating loss                                    $  57,239,000    $  61,537,000
       Allowance for doubtful accounts                                            1,545,000
       Accrued expenses                                                             990,000
       Other                                                       794,000          160,000
                                                           ----------------------------------
       TOTAL DEFERRED TAX ASSETS                             $  58,033,000    $  64,232,000
                                                           ----------------------------------

       DEFERRED TAX LIABILIITIES:
       Fixed and intangible assets                           $  (9,353,000)   $ (11,090,000)
                                                           ----------------------------------
       TOTAL DEFERRED TAX LIABILITIES                        $  (9,353,000)   $ (11,090,000)
                                                           ----------------------------------

       NET DEFERRED TAX ASSET                                $  48,680,000    $  53,142,000

       VALUATION ALLOWANCE                                     (48,680,000)     (53,142,000)
                                                           ----------------------------------
                                                             $          --    $          --
                                                           ==================================

As of October 31, 2006, we had federal and state net operating loss carryforwards of approximately $168,963,000 and $47,412,000, respectively, which expire at various intervals from the years 2007 to 2026. As of October 31, 2006, $3,439,000 of federal net operating loss carryforwards expired unused. As of October 31, 2006, $14,608,000 of our federal net operating loss carryforwards acquired during 1998 in connection with the acquisition of Diagnostic Imaging Services, Inc. were subject to limitations related to their utilization under
Section 382 of the Internal Revenue Code, however, the annual limitation amount has not been determined. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Included in the net operating loss is $3.4 million of excess tax benefits related to the exercise of nonqualified stock options which will be recorded in equity when realized.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows:

                                                  Total Net
                                                Operating Loss      Subject to
       Year Ended                                Carryforward     382 Limitation
      ------------                              --------------    -------------
          2007                                  $   1,226,000     $   1,226,000
          2008                                     22,533,000         2,295,000
          2009                                     16,421,000         2,513,000
          2010                                     18,563,000         5,337,000
          2011                                      13,283,00         1,737,000
          Thereafter                               96,937,000         1,500,000
                                                -------------     -------------
                                                $ 168,963,000     $  14,608,000
                                                =============     =============

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

PREFERRED STOCK

At October 31, 2006, we have authorized the issuance of 5,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued or outstanding at October 31, 2004, 2005 or 2006. Shares may be issued in one or more series.

STOCK OPTION INCENTIVE PLANS

We have two long-term incentive stock option plans. The original plan has not issued options since the inception of the new 2000 plan. The 2000 plan reserves 1,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, we have issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and have also issued stock under the plan. Employee stock options generally vest over three years and expire five to ten years from date of grant.

Of the 82,500 options granted under the plan during the year ended October 31, 2006, 75,000 options vested in full on the date of grant and 7,500 options vest over three years in equal installments beginning on the grant date. All 82,500 options are exercisable for period up to five years from the date of grant at a price equal to the fair market value of the common shares underlying the option at the date of grant. As of October 31, 2006, 348,750, or approximately 99%, of all the outstanding stock options are fully vested.

We have issued warrants under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. The warrants expire from five to seven years from the date of grant. Warrants issued to employees can vest immediately or up to seven years. The vesting terms are determined by the board of directors at the date of issuance. Of the 2,325,000 warrants granted during the year ended October 31, 2006, 350,000 vested in full on the date of grant and 1,975,000 vest in various stages beginning one year from the date of grant up to seven years. As of October 31, 2006, 2,277,833, or 49%, of all the outstanding warrants are fully vested.

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

The following table illustrates the impact of equity-based compensation on reported amounts:

                                                       For the Year Ended               For the Year Ended
                                                       October 31, 2005(1)              October 31, 2006(1)
                                                       -------------------              -------------------
                                                             Impact of                       Impact of
                                                           Equity-Based                     Equity-Based
                                                   As Reported     Compensation     As Reported     Compensation
      -----------------------------------------------------------------------------------------------------------
      Income from operations (2)                  $ 13,400,000     $         --    $ 16,270,000     $   (459,000)
      Net loss                                    $ (3,570,000)    $         --    $ (6,894,000)    $   (459,000)
      Net basic and diluted earning per share     $       (.17)    $         --    $       (.33)    $       (.02)

      (1) Prior to the first quarter of fiscal 2006, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.
      (2) The expense related includes $135,000 for the year ended October 31, 2006 for the unvested portion of previously granted employee awards outstanding as of the date of adoption.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS - CONTINUED

The following summarizes all of our option transactions from November 1, 2005 to October 31, 2006 and includes the effect of the one-for-two reverse stock split effective November 28, 2006:

                                                                                     Weighted
                                                             Weighted Average        Average
                                                              Exercise Price        Remaining
                                                                Per Common       Contractual Life       Aggregate
  Outstanding Options                             Shares           Share            (in years)       Intrinsic Value
  -------------------------------              ------------  -----------------  ------------------  -----------------
  Balance, October 31, 2005                       343,583        $  1.02

  Granted                                          82,500           0.78

  Exercised                                       (56,083)          0.82

  Canceled or expired                             (16,250)          0.80
                                               ------------  -----------------

  Balance, October 31, 2006                       353,750        $  1.02                3.81           $1,461,000
                                               ------------  -----------------  ------------------  -----------------

  Exercisable at October 31, 2006                 348,750        $  1.02                3.72           $1,450,000
                                               ============  =================  ==================  =================


                                                                                     Weighted
                                                             Weighted Average        Average
                                                              Exercise Price        Remaining
  Aggregate                                                     Per Common       Contractual Life
  Outstanding Warrants                            Shares           Share            (in years)       Intrinsic Value
  -------------------------------              ------------  -----------------  ------------------  -----------------

  Balance, October 31, 2005                      6,002,385       $  1.20

  Granted                                        2,325,000          1.32

  Exercised                                     (1,559,890)         1.26

  Canceled or expired                           (2,139,328)         1.28
                                               ------------  -----------------

  Balance, October 31, 2006                      4,628,167       $  1.20                4.08          $18,222,000
                                               ------------  -----------------  ------------------  -----------------

  Exercisable at October 31, 2006                2,277,833       $  1.10                1.17          $ 8,400,000
                                               ============  =================  ==================  =================

During the twelve months ended October 31, 2006, there was a cashless exercise of 500,000 warrant shares for which 250,000 shares of common stock were issued. In addition, one employee utilized his personal shares as consideration for the exercise of 100,000 warrant shares.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on October 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on October 31, 2006. Total intrinsic value of options and warrants exercised during the twelve months ended October 31, 2006 was approximately $6.3 million. As of October 31, 2006, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $2.0 million, which is expected to be recognized over a weighted average period of approximately 5.1 years.

The weighted average fair value of options and warrants granted during the year ended October 31, 2006 was $1.30.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS - CONTINUED

FAIR VALUE DISCLOSURES - PRIOR TO ADOPTING SFAS NO. 123(R)

We adopted SFAS 123(R) using the modified prospective transition method, which requires that application of the accounting standard as of November 1, 2005, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended October 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation:

                                                                           Years Ended October 31,
                                                                            2004             2005
                                                                      --------------------------------
Net loss as reported                                                   $ (14,731,000)   $ (3,570,000)

Deduct: Total stock-based employee compensation expense determined
    under fair value-based method                                           (379,000)       (341,000)
                                                                       -------------    ------------
Pro forma net loss                                                     $ (15,110,000)   $ (3,911,000)
                                                                       =============    ============

Loss per share:
       Basic - as reported                                             $       (0.72)   $      (0.17)
                                                                       =============    ============

       Basic - pro forma                                               $       (0.74)   $      (0.19)
                                                                       =============    ============

       Diluted - as reported                                           $       (0.72)   $      (0.17)
                                                                       =============    ============

       Diluted - pro forma                                             $       (0.74)   $      (0.19)
                                                                       =============    ============

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

                      Risk-free
    October 31,     interest rate      Expected life     Expected volatility    Expected dividends
    -----------     -------------      -------------     -------------------    ------------------
       2006         4.75% to 5.07%       3.5 years        96.21% to 101.31%%            --
       2005         3.00%                  5 years        99.22%                        --
       2004         3.00%                  5 years        121.88%                       --

We have determined the 2006 expected term assumption under the "Simplified Method" as defined in SAB 107. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS - CONTINUED

The following table summarizes the activity for each of the three years ended October 31, 2006 adjusted for the one-for-two reverse stock split effective November 28, 2006:

                                              Outstanding Warrants             Outstanding Options
                                          ----------------------------    -----------------------------
                                                                                           Exercise
                                             Shares       Price Range        Number       Price Range
                                          ------------   -------------    ------------   --------------
Balance, October 31, 2003                   4,041,067    $ 0.38 - 3.22       529,458     $ 0.80 - $3.34
Granted                                     2,162,500      0.60 - 1.40        75,000       0.92
Exercised                                          --           --                --         --
Canceled or expired                          (201,182)     0.82 - 1.60        (3,750)      0.92 - 3.34
                                          ------------   -------------    ------------   --------------

Balance, October 31, 2004                   6,002,385    $ 0.38 - 3.22       600,708     $ 0.80 - 3.34
Granted                                       450,000      0.60 - 0.80            --         --
Exercised                                    (150,000)     0.38                   --         --
Canceled or expired                          (300,000)     0.70 - 1.40      (257,125)      0.80 - 3.34
                                          ------------   -------------    ------------   --------------

Balance, October 31, 2005                   6,002,385    $ 0.60 - 3.22       343,583     $ 0.80 - 3.34
Granted                                     2,325,000      0.80 - 3.10        82,500       0.76 - 1.00
Exercised                                  (1,559,890)     0.78 - 2.18       (56,083)      0.80 - 0.92
Canceled or expired                        (2,139,328)     0.76 - 2.00       (16,250)      0.80 - 0.92
                                          ------------   -------------    ------------   --------------

Balance, October 31, 2006                   4,628,167    $ 0.60 - 3.22       353,750     $ 0.76 - 3.34
                                          ============   =============    ============   ==============

Options under the plans are issued at the fair market value of the common stock on the date issued. The following summarizes information about employee stock options and warrants outstanding at October 31, 2006 adjusted for the one-for -two reverse stock split effective November 28, 2006:


                                                               Outstanding Options
                                          ---------------------------------------------------------------
  Range of exercise prices                   Number            Weighted average         Weighted average
  ------------------------                 outstanding    remaining contractual life     exercise price
                                          -------------  ----------------------------  ------------------
     $ 0.76  -  $ 1.43                          294,750            3.79 years                $ 0.87
     $ 1.44  -  $ 3.44                           59,000            3.87 years                $ 1.73
                                          -------------
                                                353,750            3.81 years                $ 1.01
                                          =============


                                                               Outstanding Warrants
                                          ---------------------------------------------------------------
  Range of exercise prices                   Number            Weighted average         Weighted average
  ------------------------                 outstanding    remaining contractual life     exercise price
                                          -------------  ----------------------------  ------------------
     $ 0.60  -  $ 2.00                        3,921,167             4.27 years               $ 0.95
     $ 2.01  -  $ 3.22                          707,000             2.99 years               $ 2.60
                                          -------------
                                              4,628,167             4.08 years               $ 1.20
                                          =============

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS - CONTINUED

CAPITAL TRANSACTIONS

Effective November 28, 2006, the Company announced a one-for-two reverse stock split affecting all shares of common stock, including those underlying outstanding stock options and warrants.

On November 15, 2006, we completed our previously announced acquisition of Radiologix, Inc. (AMEX: RGX). Under the terms of the acquisition agreement, Radiologix shareholders received an aggregate consideration of 11,310,961 (or 22,621,922 shares before the one-for-two reverse stock split) shares of our common stock and $42,950,000 in cash.

On February 17, 2004, we filed a certificate of merger with the Delaware Secretary of State to acquire the balance of our 91%-owned subsidiary, DIS, that we did not previously own. Pursuant to the terms of the merger, we are obligated to pay each stockholder of DIS, other than RadNet, $0.05 per share or approximately $60,000 in the aggregate. We believe the price per share represents the value of the minority interest. Stockholders had the right to contest the price by exercising their appraisal rights at any time through March 15, 2004. During the year ended October 31, 2004, we paid $35,000 to acquire 648,366 shares of DIS common stock and recorded the purchases as goodwill.

On December 19, 2003, we issued a $1.0 million convertible subordinated note payable at a stated rate of 11% per annum with interest payable quarterly. As additional consideration for the financing, we issued a warrant for the purchase of 250,000 shares at an exercise price of $1.00 per share and an expiration date of December 19, 2010 (adjusted for the one-for-two reverse stock split). We have allocated $0.1 million to the value of the warrants and believe the value of the conversion feature is nominal.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates the fair value of financial instruments as of October 31, as follows:

                                                                 2005                        2006
                                                      --------------------------  ---------------------------
                                                       Carrying         Fair        Carrying         Fair
                                                         Amount         Value        Amount          Value
                                                      -----------    -----------  ------------    -----------
Accounts receivable, current                          $22,319,000    $22,319,000   $28,136,000    $28,136,000
Accounts receivable, long term                          1,267,000      1,267,000     1,079,000      1,079,000
Debt maturing within one year                          83,508,000     83,508,000     1,162,000      1,162,000
Long-term debt                                                 --             --   158,424,000    130,969,000
Notes payable to related parties, long-term             3,533,000      2,654,000            --             --
Subordinated debentures                                16,147,000     16,882,000    16,031,000     16,684,000

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

All related party notes payable were repaid as part of the March 9, 2006 refinancing (Note 7). One check for $737,000 was never cashed by the CEO and chairman of the Company and was reclassified from cash overdraft as advance due to related party at October 31, 2006. In December 2006, the check was cashed.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASES - We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2029. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. The schedule below includes lease renewals that are reasonably assured. Minimum annual payments under noncancellable operating leases for future years ending October 31 are as follows:

                                               Facilities      Equipment        Total
                                              ------------   -------------   ------------
         2006                                 $  8,990,000        96,000        9,086,000
         2007                                    8,357,000        96,000        8,453,000
         2008                                    8,157,000        63,000        8,220,000
         2009                                    8,047,000        18,000        8,065,000
         2010                                    7,747,000            --        7,747,000
         Thereafter                             74,100,000            --       74,100,000
                                              ------------      --------     ------------
                                              $115,398,000      $273,000     $115,671,000
                                              ============      ========     ============

Total rent expense, including equipment rentals, for the years ended October 31, 2004, 2005 and 2006 amounted to approximately $7,804,000, $7,919,000, and
$8,811,000 respectively. Effective November 1, 2003, we converted operating leases with an affiliate of GE into capital leases by amending the lease agreements to include $1.00 buyouts. The total converted equipment cost and capitalized lease obligation was $6,206,000.

Salaries and consulting agreements - We have a variety of arrangements for the payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements, including a percentage of revenue collected from 15.0% to 21.0%, fixed amounts per periods and combinations thereof.

      In consideration of the continued employment by Norman Hames, our Executive Vice President and Chief Operating Officer - Western Operations and a director in March 2006 we issued to Mr. Hames a seven year warrant to purchase 1,500,000 shares at an exercise price of $1.12 per share, the price of our common stock on the date of the transaction in the public market in which it trades, vesting over the seven year period. We have agreed to provide to Mr. Hames a bonus of $0.40 per share for each share exercised. This warrant will fully vest if RadNet's publicly traded common stock averages $6.00 per share for 30 days.

We also have employment agreements with officers, key employees and through BRMG, physicians, at annual compensation rates ranging from $50,000 to $500,000 per year and for periods extending up to five years through September 2011. Total commitments under the agreements are approximately $25,372,000 for fiscal 2007. The majority of the contracts are for one year.

PURCHASE COMMITMENT

On December 18, 2003, we entered into a three-year purchase agreement with an imaging film provider whereby we must purchase $7,500,000 of film at a rate of approximately $2,500,000 annually over the term of the agreement. Effective July 1, 2005, the agreement was amended and we entered into a two-year purchase agreement with the imaging film provider whereby we must purchase $4,400,000 of film at a rate of approximately $2,200,000 annually over the term of the agreement.

EQUIPMENT SERVICE CONTRACT

On March 1, 2000, we entered into an equipment maintenance service contract through October 2005, extended through October 2009, with GE Medical Systems to provide maintenance and repair on the majority of its medical equipment for a fee based upon a percentage of net revenues, subject to certain minimum aggregate net revenue requirements. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2005 annual service fee was the higher of 3.50% of our adjusted net revenue, or $4,970,000. The fiscal 2006 annual service rate was the higher of 3.62% of our adjusted net revenue, or $5,393,800. For the fiscal years 2007, 2008 and 2009, the annual service fee will be the higher of 3.62% of our adjusted net revenue, or $5,430,000. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis. We have met or exceeded the minimum required revenue for each of the last three fiscal years. As of October 31, 2006, we owe GE Medical Systems $2,532,000 for past services under the arrangement since fiscal 2002. GE has made arrangements for interest-free payments that will continue to reduce this liability during fiscal 2007. The liability is classified as "Accounts Payable and Accrued Expenses-current" on the financial statements. The Company plans to renegotiate its existing agreement with GE in early 2007 adding Radiologix to the service plan and reducing the overall service fee percentage.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES - CONTINUED

LITIGATION

In the ordinary course of business from time to time we become involved in certain legal proceedings, the majority of which are covered by insurance. Management is not aware of any pending material legal proceedings outside of the ordinary course of business.

NOTE 14 - EMPLOYEE BENEFIT PLAN

We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by us. There was no expense for the years ended October 31, 2004, 2005 or 2006.

NOTE 15 - MALPRACTICE INSURANCE

We and our affiliated physicians are insured by Fairway Physicians Insurance Company. Fairway provides claims-based malpractice insurance coverage that covers only asserted malpractice claims within policy limits. Management does not believe there are material uninsured malpractice costs at October 31, 2006.

We recorded a $300,000 noncurrent asset for the cost basis of our investment in the common stock we hold in Fairway Physicians Insurance Company, the risk retention group that holds our malpractice policy.

NOTE 16 - SUBSEQUENT EVENTS

On November 15, 2006, we completed our previously announced acquisition of Radiologix, Inc. (AMEX: RGX) and entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. See Notes 2 and 7.

On November 27, 2006, the Company announced a one-for-two reverse stock split and name change to Radnet, Inc. (formerly Primedex Health Systems, Inc.) effective November 28, 2006 and trading commenced under a new symbol (RDNT.OB) on November 28, 2006.

RADNET, INC. AND AFFILIATES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                     Additions
                                                                 -----------------
                                                Balance at
                                                Beginning         Charged Against     Deductions from       Balance at
                                                 of Year               Income            Reserves (a)       End of Year
                                              --------------     -----------------   -----------------    ---------------
YEAR ENDED OCTOBER 31, 2006:
   Accounts receivable-contractual
    allowances-current                        $   55,369,000      $  295,881,000       $  294,860,000      $   56,390,000
                                              --------------     -----------------   -----------------    ---------------

   Accounts receivable-bad debt
    allowances-current                        $      927,000      $    7,344,000       $    6,835,000      $    1,436,000
                                              --------------     -----------------   -----------------    ---------------

   Accounts receivable-contractual
    allowances-noncurrent                     $    3,142,000      $   11,347,000       $   12,326,000      $    2,163,000
                                              --------------     -----------------   -----------------    ---------------

   Accounts receivable-bad debt
    allowances-noncurrent                     $       53,000      $      282,000       $      281,000      $       54,000
                                              --------------     -----------------   -----------------    ---------------

YEAR ENDED OCTOBER 31, 2005:
   Accounts receivable-contractual
    allowances-current                        $   52,961,000      $  278,523,000       $  276,115,000      $   55,369,000
                                              --------------     -----------------   -----------------    ---------------

   Accounts receivable-bad debt
    allowances-current                        $      678,000      $    4,664,000       $    4,415,000      $      927,000
                                              --------------     -----------------   -----------------    ---------------

   Accounts receivable-contractual
    allowances-noncurrent                     $    4,939,000      $   15,805,000       $   17,602,000      $    3,142,000
                                              --------------     -----------------   -----------------    ---------------

   Accounts receivable-bad debt
    allowances-noncurrent                     $       63,000      $      265,000       $      275,000      $       53,000
                                              --------------     -----------------   -----------------    ---------------

YEAR ENDED OCTOBER 31, 2004:
   Accounts receivable-contractual
    allowances-current                        $   54,650,000      $  279,414,000       $  281,103,000      $   52,961,000
                                              --------------     -----------------   -----------------    ---------------

   Accounts receivable-bad debt
    allowances-current                        $      955,000      $    3,577,000       $    3,854,000      $      678,000
                                              --------------     -----------------   -----------------    ---------------

   Accounts receivable-contractual
    allowances-noncurrent                     $    4,361,000      $   26,056,000       $   25,478,000      $    4,939,000
                                              --------------     -----------------   -----------------    ---------------

   Accounts receivable-bad debt
    allowances-noncurrent                     $       76,000      $      334,000       $      347,000      $       63,000
                                              --------------     -----------------   -----------------    ---------------

(a) Deductions include sales and divestitures

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Inapplicable.

ITEM 9A.    CONTROLS AND PROCEDURES

      At October 31, 2005 and October 31, 2006, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal control over financial reporting: We concluded that we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine accounting matters, the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with generally accepted accounting principles. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal control over the accounting for non-routine transactions existed at October 31, 2005 and October 31, 2006.

      Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions or the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. On August 1, 2006, we entered into an agreement with MorganFranklin Corporation, a professional service company we believe capable of providing the necessary consulting services which we believe address the identified weakness. We engaged MorganFranklin, a consulting firm with the requisite accounting expertise, to assist us, from time to time, in the evaluation and application of the appropriate accounting treatment, to provide support in the form of technical analysis related to accounting and financial reporting matters that may arise, and to provide management advice with respect to their preliminary conclusions regarding issues we wish to bring to their attention. To the extent our Chief Financial Officer identifies any non-routine accounting matters which require resolution, he will contact MorganFranklin and work closely with them, our audit committee and our auditors to resolve any issues. We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during early fiscal 2007 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements. We believe that the engagement of MorganFranklin and use of their services should adequately address the identified weakness. With the acquisition of Radiologix we have added additional technical accounting staff from their organization which we believe will further reduce any material weakness.

      The above identified material weakness in internal control was determined by management during our year-end audit to be a material change in our internal control over financial reporting during the quarter ended October 31, 2005.

      In connection with the preparation of this Annual Report on Form 10-K, our management on February 2, 2007, in consultation with our independent registered public accounting firm, Moss Adams LLP, determined we would restate certain of our previously issued financial statements. The adjustments result from management's historical treatment of depreciation expense related to the depreciation of leasehold improvements of our facilities. Although the adjustments to certain prior period financial statements are all non-cash, and do not affect our historical reported revenues, cash flows or cash position for any of the affected fiscal or quarterly periods, the adjustments resulted in:

            o a one-time adjustment to decrease retained earnings as of October 31, 2003 by $2,859,595;
            o an adjustment to increase fiscal 2004 depreciation expense and decrease retained earnings by $154,707;
            o an adjustment to increase fiscal 2005 depreciation expense and decrease retained earnings by $434,442; and
            o an adjustment to increase depreciation expense and decrease retained earnings by $33,215 for our first quarter ended January 31, 2006.

      The consolidated financial statements have been adjusted for the fiscal years ended October 31, 2005 and 2004, and are adjusted for the quarterly unaudited financial statements for these years and for the first quarter ended January 31, 2006.

      As a result, the consolidated financial statements, as previously filed, contain errors related to the recording of the depreciation expense of leasehold improvements and should, therefore, not be relied upon. The related auditor reports of Moss Adams LLP with respect to these consolidated financial statements should also no longer be relied upon.

      We have remediated the matter and included the restated financial statements for the 2005 and 2004 fiscal years in this report. Our Audit Committee and management have discussed the matters associated with the restatements with Moss Adams LLP.

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B.    OTHER INFORMATION.

      None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to each of our directors and executive officers as of January 25, 2007:

                                              Director or
Name                                  Age    Officer Since     Position
----------                           -----  ---------------  ------------

Howard G. Berger, M.D.                62          1992         President, Treasurer, Chief Executive Officer,
                                                               and Director

Marvin S. Cadwell (2)                 63          2007         Director

John V. Crues, III, M.D.              57          2000         Medical Director and Director

Stephen M. Forthuber                  45          2006         Executive Vice President and Chief
                                                               Operating Officer-Eastern Operations

Norman R. Hames                       50          1996         Executive Vice President, Secretary,
                                                               Chief Operating Officer-Western
                                                               Operations and Director

Lawrence L. Levitt (1)  (2)           63          2005         Director

Jeffrey L. Linden                     64          2001         Executive Vice President and General Counsel

Michael L. Sherman, M.D. (1)          63          2007         Director

Mark D. Stolper                       35          2004         Executive Vice President and Chief
                                                               Financial Officer

David L. Swartz  (1)  (2)             62          2004         Director

---------------

(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

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

      Marvin S. Cadwell was appointed as a director in January 2007. He served as a director of Radiologix between June 2002 and November 2006. He was appointed Chairman of the Board of Radiologix in December 2002 and served as Chairman of the Nominations and Governance Committee of the Board. He was the Radiologix interim Chief Executive Officer from September 2004 until November 2004. From December 2001 until November 2002, Mr. Cadwell served as Chief Executive Officer of SoftWatch, Ltd., an Israeli based company that provided Internet software. From August 1995 until September 2000, Mr. Cadwell was President, Chief Executive Officer and a director of Shared Medical Systems Corporation, an international supplier of systems to healthcare providers. He served as President and a director of that company starting in April 1995, and held a series of executive positions for various operations starting in 1975. Since 2003, he has served as a director of ChartOne, Inc., a private company that provides patient chart management services to the health industry. Since 2001, Mr. Cadwell has also served as a director of Concuity, Inc., which provides contract management software to hospitals.

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

      Stephen M. Forthuber became our Executive Vice President and Chief Operating Officer for Eastern Operations subsequent to the Radiologix acquisition. He joined Radiologix in January 2000 as Regional Director of Operations, Northeast. From July 2002 until January 2005 he served as Regional Vice President of Operations, Northeast and from February until December 2005 he was Senior Vice President and Chief Development Officer for Radiologix. Prior to working at Radiologix, Mr. Forthuber was employed from 1982 until 1999 by Per-Se Technologies, Inc. and its predecessor companies, where he had significant physician practice management and radiology operations responsibilities.

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

      Michael L. Sherman, M.D., F.A.C. R., was appointed as a director in January 2007. He had been a Radiologix director since 1997. He served as President of Advanced Radiology, P.A., a 90-person radiology practice located in Baltimore, Maryland, from 1995 to 2001, and subsequently as its board chairman and a consultant until his retirement from active practice in 2005. Radiologix has a contractual relationship with Advanced Radiology, P.A. Dr. Sherman has broad experience in the medical and business aspects of radiology. In addition, Dr. Sherman was a director of MedStar Health, a seven-hospital system in the Baltimore-Washington, D.C. market from 1998 until 2006. He continues to serve on the board of MedStar Health's captive insurance company, Greenspring Financial Insurance Limited, Inc. Dr. Sherman is also a Senior Advisor for healthcare at FOCUS Enterprises, a Washington, D.C.-based investment banking firm.

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

      David L. Swartz is a C.P.A. with thirty-five years of experience providing accounting and advisory services to clients. Mr. Swartz currently serves as the president of the California Board of Accountancy. Since 1993, Mr. Swartz has been the managing partner of Good, Swartz, Brown & Berns. Prior to this, Mr. Swartz served as managing partner and was on the national Board of Directors of a 50 office international accounting firm. Mr. Swartz is also a former CFO of a publicly held shopping center and development company.

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

      The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the fiscal year ended October 31, 2006, the Board of Directors held six meetings in which all directors were present, except that Mr. Swartz was absent from one such meeting, and took board action by unanimous written consent on 11 occasions. All directors participated in all such actions.

AUDIT AND COMPENSATION COMMITTEES

AUDIT COMMITTEE

      The board has an Audit Committee comprised of three directors--Mr. Levitt, Mr. Cadwell and Mr. Swartz, who also serves as the Chairperson of the Audit Committee. The Audit Committee reviews the results and scope of the audit and other services provided by our independent auditors. The board has determined that both Messrs Levitt and Swartz are "audit committee financial experts" as defined under the rules and regulations of the Securities and Exchange Commission. The board has also determined that all members of the Audit Committee meet the rules and regulation of "independence" as defined pursuant to the New York Stock Exchange. The Audit Committee met four times in fiscal 2006.

COMPENSATION COMMITTEE

      The board has a Compensation Committee that determines the salaries and incentive compensation for our employees and consultants. The Compensation Committee is composed of Mr. Swartz, Dr. Sherman and Mr. Levitt. The Compensation Committee did not meet during fiscal 2006.

DIRECTOR COMPENSATION

      Independent directors receive compensation of $25,000 per year and an annual warrant to purchase 25,000 shares of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During fiscal 2006, all executive compensation was determined by the then members of our Board of Directors, Howard G. Berger, M.D., Norman R. Hames, John
V. Crues, III, M.D. Lawrence L. Levitt and David L. Swartz. In addition, no individual who served as an executive officer of our company during fiscal 2006, served during fiscal 2006, on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.

      Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of the reports they file. Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, we believe that all our directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period November 1, 2005 through October 31, 2006.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

      Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics is available on our website at www.radnet.com.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended October 31, 2006, 2005 and 2004, of
(i) the person who served as our chief executive officer during the year ended October 31, 2006, and (ii) our three most highly compensated executive officers (other than the chief executive officer) serving as executive officers at October 31, 2006 ("Other Executive Officers"), and whose aggregate cash compensation exceeded $100,000 for the year ended October 31, 2006. We collectively refer to them as the "Named Executive Officers":

                                                    SUMMARY COMPENSATION TABLE

                                             Annual Compensation                         Long-Term Compensation
                                -------------------------------------------- ------------------------------------------
                                 Year                             Other         Securities    Restricted                   All
                                Ended                            Annual         Underlying      Stock        LTIP         Other
 Name and Principal Position    10/31   Salary($)   Bonus ($)   Comp.($) (1)  Options (#)(6)   Awards($)   Pay-outs ($)   Comp($)
-----------------------------   -----  ----------- ----------- ------------- ---------------- ----------- -------------- ---------
Howard G. Berger, M.D.,          2006  $     0         --           --                  --         --          --           --
Chief Executive Officer          2005  $200,000(2)     --           --                  --         --          --           --
                                 2004  $225,000(2)     --           --                  --         --          --           --

Norman R. Hames,                 2006  $224,500        --           --           1,500,000         --          --           --
Executive Vice President,        2005  $220,000        --           --           1,500,000         --          --           --
Secretary and Chief Operating    2004  $229,000        --           --           1,500,000         --          --           --
Officer - Western Operations

John V. Crues, III, M.D.,        2006  $450,000(3)     --           --             500,000         --          --           --
Medical Director                 2005  $440,000(3)     --           --             500,000         --          --           --
                                 2004  $370,000(4)     --           --             500,000         --          --           --

Jeffrey L. Linden,               2006  $350,000(5)     --           --             387,500         --          --           --
Executive Vice President and     2005  $350,000(5)     --           --             637,500         --          --           --
General Counsel                  2004  $350,000(5)     --           --             787,455         --          --           --

Mark D. Stolper,                 2006  $250,000        --           --             450,000         --          --           --
Executive Vice President and     2005  $223,750        --           --             350,000         --          --           --
Chief Financial Officer          2004  $ 53,780(7)     --           --             350,000         --          --           --

(1) The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than $50,000 or 10% of salary and bonus, the reporting thresholds established by the SEC.

(2) Includes $225,000 and $200,000 received from BRMG (see "Employment Agreements") in 2004 and 2005, respectively. Dr. Berger voluntarily reduced compensation payable by us in 2004 and 2005 and in 2006 waived all compensation to assist with our liquidity.

(3)   Received from BRMG.

(4)   Includes $185,000 received from BRMG.

(5) Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $448,497 in fees from us during the year ended October 31, 2006. Mr. Linden has specifically waived any interest in our fees paid to Cohen & Lord since becoming an officer.

(6) Shares of our common stock subsequent to the one for two reverse stock split effected in November 2006.

(7)   Mr. Stolper commenced employment with us on August 1, 2004.

REPORT OF THE COMPENSATION COMMITTEE

      RadNet's Board of Directors reviews and approves the salaries and equity awards of the executive officers of RadNet as well as all grants of options and warrants to purchase shares of Common Stock and other equity-based compensation awards.

   OBJECTIVES

      The Board of Directors' primary objectives are to retain the best qualified people and to ensure that they are properly motivated to have RadNet prosper over the long term. In furtherance of the foregoing, the Board of Directors, in establishing the components and levels of compensation for its executive officers, seeks (i) to enable RadNet to attract and retain highly qualified executives and (ii) to provide financial incentives in the form of equity compensation in order to align the interests of executive officers more closely with those of the stockholders of RadNet and to motivate such executives to increase stockholder value by improving corporate performance and profitability.

   EMPLOYMENT AGREEMENTS

      RadNet has entered into employment agreements with each of the Named Executive Officers, except for Dr. Berger, RadNet's Chief Executive Officer, who has entered into a management Consultant Agreement with BRMG. The Board has considered the advisability of using employment agreements and has determined that the use of employment agreements is in the best interest of RadNet because it facilitates (consistent with the Board of Director's overall objectives) RadNet's ability to attract and retain the services of the most highly qualified executive officers. Each such employment agreement separately reflects the terms that the Board of Directors felt were appropriate and/or necessary to retain the services of the particular executive.

   COMPONENTS OF EXECUTIVE COMPENSATION

      There are two components of RadNet's executive compensation program:

            o     Cash compensation.

            o     Equity compensation.

   CASH COMPENSATION

      Cash compensation is comprised of base salary. Since, as noted above, each of RadNet's Named Executive Officers was party to employment agreements with RadNet effective during the fast fiscal year, their respective cash compensation levels were subject to the provisions of such employment agreements or amendments to compensation as may be approved from time to time. The Board of Directors subjectively arrives at appropriate base salary compensation levels in the process of negotiating such agreements or of extending them.

   EQUITY COMPENSATION

      Equity compensation is comprised of stock options and stock bonus awards. Stock option and warrant grants reflect the Board of Director's desire to provide a meaningful equity incentive for the executive to have RadNet prosper over the long term. As of October 31, 2006, 4,981,917 options and warrants to purchase shares were outstanding under all equity compensation plans, and of such amount, 2,837,500 options and warrants to purchase shares were held by executive officers of RadNet (as revised to reflect the one-for -two reverse stock split effected in November 2006).

   CHIEF EXECUTIVE OFFICER COMPENSATION

      Dr. Berger's compensation is determined pursuant to the Management Consultant Agreement. Dr. Berger waived his annual salary in 2006. Dr. Berger received no compensation from RadNet in 2005 and 2006.

   SECTION 162(M)

      Section 162(m) of the Code generally disallows a deduction to publicly traded companies to the extent of excess compensation over $1.0 million per year paid to its named executive officers. Qualifying performance-based compensation which is paid in accordance with regulations promulgated under Section 162(m) of the Code is not subject to the deduction limit. RadNet reserves the right to pay compensation to its named executive officers that does not qualify as performance based compensation under Section 162(m) of the Code if compliance with applicable regulations conflicts with RadNet's compensation philosophy or with what is believed to be the best interests of RadNet and its stockholders.


                                             By the Board of Directors

                                             Howard G. Berger, M.D.
                                             Norman R. Hames
                                             John V. Crues, III, M.D.
                                             David L. Swartz
                                             Lawrence L. Levitt

STOCK OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

      In fiscal 2006, we granted options to Norman R. Hames, Mark D. Stolper and Jeffrey L. Linden and to no other Named Executive Officer. The following table provides information about those option grants and projects potential realizable gains at hypothetical assumed annual compound rates of appreciation. RadNet had outstanding 4,981,917 options and warrants to purchase common stock as of October 31, 2006.

                                                                                                            POTENTIAL REALIZABLE
                                                                                                               VALUE AT ASSUMED
                                                                PERCENT OF                                      ANNUAL RATE OF
                                                                  TOTAL            OPTION GRANTS IN               STOCK PRICE
                                                  NUMBER OF    OPTIONS/SARS        2006 INDIVIDUAL             APPRECIATION FOR
                                                 SECURITIES     GRANTED TO              GRANTS                  OPTION TERM (1)
                                                 UNDERLYING     EMPLOYEES     --------------------------   ------------------------
                                                OPTIONS/SARS    IN FISCAL      EXERCISE(3)   EXPIRATION
NAME                                             GRANTED(2)       YEAR           PRICE           DATE          5%          10%
------------------                              ------------   ------------   ------------   -----------   ----------  ------------
Norman R. Hames                                   1,500,000        66%         $  1.12(4)     03/27/13      $588,000    $1,176,000
Jeffrey L. Linden                                   250,000        11%         $  2.52        04/28/12      $189,000    $  378,000
Mark D. Stolper                                     100,000         5%         $  3.10        07/11/11       $77,500    $  155,000

------------------
(1) These values are solely the mathematical results of hypothetical assumed appreciation of the market value of the underlying shares at an annual rate of 5% and 10% over the full term of the options, less the exercise price. Actual gains, if any, will depend on future stock market performance of the underlying stock, market factors and conditions, and optionee's continued employment through the applicable vesting periods. We make no prediction as to the future value of these options or of the underlying stock, and these values are provided solely as examples required by the SEC rules.
(2) All share numbers are revised to reflect the one-for-two reverse stock split effected in November 2006.
(3)   Exercise prices reflect the market price on the date of grant.
(4) We have agreed to pay him a bonus of $0.40 per share at the time of exercise.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

There were no option exercises in the year ended October 31, 2006 by the Named Executive Officers except as follows:

                                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                        UNDERLYING UNEXERCISED            IN-THE-MONEY
                                         SHARES                       OPTIONS AT FISCAL YEAR END           OPTIONS(3)
                                        ACQUIRED        VALUE       ----------------------------- -----------------------------
NAME                                  ON EXERCISE(1)   REALIZED(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------                   ---------------  ------------- ------------- --------------- ------------- ---------------
John V. Crues, III, M.D.                 160,344       $372,000       400,000             --        $1,714,000            --
Jeffrey L. Linden                        250,000       $215,000       135,500        250,000        $  604,000      $640,000

---------------
1) All share numbers are revised to reflect the one-for-two reverse stock split effected in November 2006.
2) The value realized equals the fair market value of the common stock acquired on the date of exercise minus the exercise price.
3) Based on the closing price of the common stock of $5.08 per share as of January 16, 2007, less the option exercise price.

EMPLOYMENT AGREEMENTS

      BRMG entered into a Management Consulting Agreement with Howard G. Berger, M.D. as of January 1, 1994. The Agreement automatically renews annually unless either party delivers notice of non-renewal to the other party no less than 90 days prior to the scheduled termination date. Dr. Berger serves as the manager of BRMG and the chief executive for BRMG's partnerships, and receives compensation for his services from BRMG equal to $300,000 per year. In fiscal 2006 Dr. Berger waived his compensation from BRMG. Dr. Berger's duties include the direction of day-to- day activities of BRMG, supervision of personnel, and the implementation of policies and plans appropriate to carry out the operational, financial and business objectives of BRMG. Under this agreement, if we terminate his employment for cause, he will be entitled to compensation equal to one year's base salary. If Dr. Berger terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by BRMG without cause, BRMG shall pay to Dr. Berger an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for five years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Dr. Berger's employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby BRMG would not be the surviving entity of such transaction, and Dr. Berger holds the right to terminate this agreement upon 60 days notice in the event of any such transaction.

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

      On April 16, 2001, we entered into a five-year employment agreement with Jeffrey L. Linden for Mr. Linden to serve as vice president and general counsel. The agreement provides for annual compensation of $350,000. Under this agreement, if we terminate Mr. Linden's employment for cause, he will be entitled to compensation equal to one year's base salary. If Mr. Linden terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by us without cause, we shall pay Mr. Linden an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for five years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Mr. Linden's employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby we would not be the surviving entity of such transaction, and Mr. Linden holds the right to terminate this agreement upon 60 days notice in the event of any such transaction. If Mr. Linden's employment is terminated in connection with any such transaction he shall be entitled to the same compensation he would have received if we terminated his employment without cause.

      On May 1, 2001, we entered into a three-year employment agreement with Norman R. Hames. Pursuant to the agreement Mr. Hames agreed to continue his employment with us as our vice president and chief operations officer. The agreement provides for Mr. Hames to receive annual compensation of $225,000. Additionally, in consideration of his entry into the agreement Mr. Hames received the option to purchase 1,500,000 shares of our common stock at a price of $1.12 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed) exercisable throughout his employment, or by March 27, 2013 if Mr. Hames' employment is terminated. We also agreed to provide a cash bonus to Mr. Hames of $0.40 for each share that he exercises under the options, up to a maximum of $600,000. Under this agreement, if we terminate his employment for cause, he will be entitled to compensation equal to one year's base salary. If Mr. Hames terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by us without cause, we shall pay Mr. Hames an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for three years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Mr. Hames' employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby we would not be the surviving entity of such transaction.

      On July 30, 2004, we entered into a three year employment agreement with Mark Stolper for Mr. Stolper to serve as our chief financial officer. Mr. Stolper received a $25,000 payment on entry into the agreement and receives annual compensation of $250,000 per year. In connection with his employment, Mr. Stolper received five-year warrants to purchase 325,000 shares of our common stock at $0.60 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed).

      On November 15, 2006, we entered into an employment retention agreement with Stephen M. Forthuber which provides for annual compensation of $250,000 with a bonus to be paid on the first anniversary of $125,000 and on the second anniversary of $250,000. In the event we terminate Mr. Forthuber's employment in the first year we agreed to pay to him severance of $500,000 and if we terminate in the second year $250,000.

STOCK INCENTIVE PLANS

      We have two stock incentive plans: our 2000 Long-Term Incentive Plan and our 2006 Equity Incentive Plan.

      We have reserved 1,000,000 shares of common stock for issuance under our 2000 Long-Term Incentive Plan, or the 2000 Plan. The material features of the 2000 Plan are as follows:

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

THE 2006 EQUITY INCENTIVE PLAN:

   ELIGIBLE PARTICIPANTS

      Awards may be granted under the 2006 Plan to any of our employees, officers, directors, or consultants or those of our affiliates. An incentive stock option may be granted under the 2006 Plan only to a person who, at the time of the grant, is an employee of Radnet or a related corporation. The 2006 Plan was approved by our Board on October 11, 2006 and by our stockholders at our special meeting held on November 15, 2006.

   NUMBER OF SHARES OF COMMON STOCK AVAILABLE

      A total of 2,500,000 new shares of our common stock have been reserved for issuance under the 2006 Plan. The maximum aggregate number of shares that may be issued under the 2006 Plan through the exercise of incentive stock options is 2,500,000. If an award is cancelled, terminates, expires, or lapses for any reason without having been fully exercised or vested, or is settled for less than the full number of shares of common stock represented by such award actually being issued, the unvested, cancelled, or unissued shares of common stock generally will be returned to the available pool of shares reserved for issuance under the 2006 Plan. In addition, if we experience a stock dividend, reorganization, or other change in our capital structure, the administrator may, in its discretion, adjust the number of shares available for issuance under the 2006 Plan and any outstanding awards as appropriate to reflect the stock dividend or other change. The share number limitations included in the 2006 Plan will also adjust appropriately upon such event.

   ADMINISTRATION OF THE 2006 PLAN.

      The 2006 Plan will be administered by the board of directors or one or more committees of the board of directors, which we refer to as the Committee. The RadNet board has appointed the Compensation Committee as the Committee referred to in the 2006 Plan. In the case of awards intended to qualify as "performance-based-compensation" excludable from the deduction limitation under
Section 162(m) of the Code, the Committee will consist of two or more "outside directors" within the meaning of Section 162(m).

      The administrator has the authority to, among other things, select the individuals to whom awards will be granted and to determine the type of award to grant; determine the terms of the awards, including the exercise price, the number of shares subject to each award, the exercisability of the awards, and the form of consideration payable upon exercise; to provide for a right to dividends or dividend equivalents; and to interpret the 2006 Plan and adopt rules and procedures relating to administration of the 2006 Plan. Except to the extent prohibited by any applicable law, the administrator may delegate to one or more individuals the day-to-day administration of the 2006 Plan.

AWARD TYPES

   OPTIONS

      A stock option is the right to purchase shares of RadNet's common stock at a fixed exercise price for a fixed period. An option under the 2006 Plan may be an incentive stock option or a nonstatutory stock option. The exercise price of an option granted under the 2006 Plan must be at least equal to the fair market value of RadNet's common stock on the date of grant. In addition, the exercise price for any incentive stock option granted to any employee owning more than ten percent of our common stock may not be less than 110 percent of the fair market value of RadNet's common stock on the date of grant.

      Unless the administrator determines to use another method, the fair market value of our common stock on the date of grant will be determined as the closing sales price for our common stock on the date the option is granted (or if no sales are reported that day, the closing price on the last preceding day on which a sale occurred), using a reporting source selected by the administrator. The administrator determines the acceptable form of consideration for exercising an option, including the method of payment, either through the terms of the option agreement or at the time of exercise of an option, provided that consideration must have a value of not less than the par value of the shares to be issued and must be actually received before issuing any shares. The 2006 Plan permits payment in the form of cash, check or wire transfer, other shares of common stock of RadNet, cashless exercises, any other form of consideration and method of payment permitted by applicable laws, or any combination thereof.

      An option granted under the 2006 Plan cannot be exercised until it becomes vested. The administrator establishes the vesting schedule of each option at the time of grant and the option will expire at the time established by the administrator. After termination of the optionee's service, he or she may exercise his or her option for the period stated in the option agreement, to the extent the option is vested on the date of termination. If termination is due to death or disability, the option usually will remain exercisable for twelve months following such termination. In all other cases, the option generally will remain exercisable for three months. Nevertheless, an option may never be exercised later than the expiration of its term. The term of any stock option may not exceed ten years, except that with respect to any participant who owns ten percent or more of the voting power of all classes of RadNet's outstanding capital stock, the term for incentive stock options must not exceed five years.

   STOCK AWARDS

      Stock awards are awards or issuances of shares of our common stock that vest in accordance with terms and conditions established by the administrator. Stock awards include stock units, which are bookkeeping entries representing an amount equivalent to the fair market value of a share of common stock, payable in cash, property, or other shares of stock. The administrator may determine the number of shares to be granted, and impose whatever conditions to vesting it determines to be appropriate, including performance criteria and level of achievement versus the criteria that the administrator determines. The criteria may be based on financial performance, personal performance evaluations, and completion of service by the participant. Unless the administrator determines otherwise, shares that do not vest typically will be subject to forfeiture or to a right of repurchase of the unvested portion of such shares at the original price paid by the participant, which RadNet may exercise upon the voluntary or involuntary termination of the awardee's service with RadNet for any reason, including death or disability.

      For stock awards intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the measures established by the administrator must be qualifying performance criteria. Qualifying performance criteria under the 2006 Plan include any of the following performance criteria, individually or in combination:

    ------------------------------------------------------- -------------------------------------------------------
      o     cash flow                                         o     earnings (including gross margin, earnings
                                                              before interest and taxes, earnings before taxes, and
                                                              net earnings)
    ------------------------------------------------------- -------------------------------------------------------
      o     earnings per share                                o     growth in earnings or earnings per share
    ------------------------------------------------------- -------------------------------------------------------
      o     stock price                                       o     return on equity or average stockholders'
                                                              equity
    ------------------------------------------------------- -------------------------------------------------------
      o     total stockholder return                          o     return on capital
    ------------------------------------------------------- -------------------------------------------------------
      o     return on assets or net assets                    o     return on investment
    ------------------------------------------------------- -------------------------------------------------------
      o     revenue                                           o     income or net income
    ------------------------------------------------------- -------------------------------------------------------
      o     operating income or net operating income          o     operating profit or net operating profit
    ------------------------------------------------------- -------------------------------------------------------
      o     operating margin                                  o     return on operating revenue
    ------------------------------------------------------- -------------------------------------------------------
      o     market share                                      o     contract awards or backlog
    ------------------------------------------------------- -------------------------------------------------------
      o     overhead or other expense reduction               o     growth in stockholder value relative to the
                                                              moving average of the S&P 500 Index or a peer group
                                                              index
    ------------------------------------------------------- -------------------------------------------------------
      o     credit rating                                     o     strategic plan development and implementation
    ------------------------------------------------------- -------------------------------------------------------
      o     improvement in workforce diversity                o     EBITDA
    ------------------------------------------------------- -------------------------------------------------------
      o     any other similar criteria
    ------------------------------------------------------- -------------------------------------------------------

      Qualifying performance criteria may be applied either to RadNet as a whole or to a business unit, affiliate, or business segment, individually or in any combination. Qualifying performance criteria may be measured either annually or cumulatively over a period of years, and may be measured on an absolute basis or relative to a pre-established target, to previous years' results, or to a designated comparison group, in each case as specified by the administrator in writing in the award.

   STOCK APPRECIATION RIGHTS

      A stock appreciation right is the right to receive the appreciation in the fair market value of our common stock in an amount equal to the difference between (a) the fair market value of a share of our common stock on the date of exercise, and (b) the exercise price. This amount will be paid, as determined by the administrator, in shares of our common stock with equivalent value, cash, or a combination of both. The exercise price must be at least equal to the fair market value of our common stock on the date of grant. Subject to these limitations, the administrator determines the exercise price, term, vesting schedule, and other terms and conditions of stock appreciation rights, except that stock appreciation rights terminate under the same rules that apply to stock options.

   CASH AWARDS

      Cash awards confer upon the participant the opportunity to earn future cash payments tied to the level of achievement with respect to one or more performance criteria established by the administrator for a performance period. The administrator will establish the performance criteria and level of achievement versus these criteria, which will determine the target and the minimum and maximum amount payable under a cash award. The criteria may be based on financial performance or personal performance evaluations, or both. For cash awards intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code, the measures established by the administrator must be specified in writing.

OTHER PROVISIONS OF THE 2006 PLAN

   TRANSFERABILITY OF AWARDS

      Unless the administrator determines otherwise, the 2006 Plan does not permit the transfer of awards other than by beneficiary designation, will, or by the laws of descent or distribution, and only the participant may exercise an award during his or her lifetime.

   PREEMPTIVE RIGHTS

      The 2006 Plan provides that no shares will be issued in violation of any preemptive rights held by any stockholder of RadNet.

   ADJUSTMENTS UPON MERGER OR CHANGE IN CONTROL

      The 2006 Plan provides that in the event of a merger with or into another corporation in which RadNet is not the surviving entity or RadNet's "change in control," including the sale of all or substantially all of RadNet 's assets, and various other events, RadNet 's Board or the Committee may, in its discretion, provide for the assumption or substitution of, or adjustment to, each outstanding award; accelerate the vesting of options and stock appreciation rights, and terminate any restrictions on stock awards or cash awards; provide for the cancellation of awards in exchange for a cash payment to the participant; or provide for the cancellation of awards that have not been exercised or redeemed as of the relevant event.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 15, 2007, by (i) each holder known by us to beneficially own more than five percent of the outstanding common stock and (ii) each of our directors and executive officers. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of our common stock outstanding at such date and all shares of common stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date.

                                                                  SHARES OF COMMON         PERCENT
                                                                       STOCK                  OF
Name of Beneficial Owner                                         BENEFICIALLY OWNED(1)      CLASS
---------------------------                                     -----------------------  ------------
Howard G. Berger, M.D.*                                              6,507,500(2)            17.0%
Marvin S. Cadwell                                                           --                 --
John V. Crues, III, M.D.*                                              715,859(3)             1.9%
Stephen M. Forthuber                                                        --                 --
Norman R. Hames                                                             --                 --
David L. Swartz*                                                        85,000(4)              -- (4)
Lawrence L. Levitt*                                                     25,000(5)              -- (5)
Jeffrey L. Linden*                                                     585,000(6)             1.5%
Michael L. Sherman, M.D.                                                    --                 --
Mark D. Stolper*                                                       354,400(7)              -- (7)
Contrarian Capital Management, LLC                                   1,912,075                5.2%(8)

All directors and executive officers as a group (ten persons)        8,272,759(9)            21.7%

------------------------------

* The address of all of our officers and directors is c/o RadNet, 1510 Cotner Avenue, Los Angeles, California 90025.

(1) Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned. Share numbers reflect the reverse one-for-two stock split effected in November 2006.

(2) As a result of his stock ownership and his positions as president and a director of our company, Howard G. Berger, M.D. may be deemed to be a controlling person of our company.

(3) Includes warrants for 400,000 shares exercisable between $0.72 and $0.92 per share.

(4) Includes 75,000 warrants exercisable between $0.80 and $1.20 per share and is less than 1.0% of the class.

(5) Represents warrants exercisable at $0.64 per share and is less than 1.0% of the class.

(6) Includes 137,500 options and warrants exercisable at prices between $0.60 and $0.92 per share.

(7) Includes warrants for 350,000 shares exercisable at prices between $0.60 and $1.20 per share.

(8)   The address reported is 411 W. Putnam Ave., Greenwich, Connecticut 06830.

(9) See the above footnotes. Includes 7,285,259 shares owned of record and 987,500 shares issuable upon exercise of presently exercisable options, warrants and convertible debentures.

REPORT OF THE AUDIT COMMITTEE

      The primary function of RadNet's Committee is oversight of the Corporation's financial reports, internal accounting and financial controls and the independent audit of the annual consolidated financial statements. Our Committee acts under a charter which is available at our web site at www.radnet.com. We periodically review the adequacy of the charter. Each of our members is independent, and both of our members are audit committee financial experts under Securities and Exchange Commission rules. We held five meetings in fiscal 2006 at which, as discussed in more detail below, we had extensive reports and discussions with the independent auditors, internal auditors and other members of management.

      The Committee met and held discussions with management, who reported to the Committee that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The Committee reviewed and discussed the consolidated financial statements with both management and Moss Adams LLP ("Moss Adams"), the independent auditors. The Committee also discussed with Moss Adams matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committee). We discussed significant accounting policies applied by RadNet in its financial statements, as well as alternative treatments.

      Moss Adams also provided the Committee with written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee), and the Committee discussed with Moss Adams their independence. The Committee considered the services that Moss Adams performed for RadNet, during 2006 other than in conjunction with the audit and review of its consolidated financial statements and determined that those services are compatible with maintaining Moss Adams' independence.

      The Committee discussed with Moss Adams the overall scope and plans for their audit. We met with Moss Adams, both with and without management present. Discussions included the results of its examination and the overall quality of RadNet's financial reporting.

      Based on the reviews and discussions referred to above, in reliance on management and Moss Adams, and subject to the limitations of our role described below, we recommended to the Board, and the Board has approved, the inclusion of the audited consolidated financial statements in RadNet's Annual Report on Form 10-K for the year ended October 31, 2006, for filing with the Securities and Exchange Commission.

      The Committee has also appointed Moss Adams to audit the Corporation's consolidated financial statements for 2007, subject to stockholder ratification of that appointment.

      In carrying out our responsibilities, we look to management and the independent auditors. Management is responsible for the preparation and fair presentation of RadNet's consolidated financial statements and for maintaining effective internal control Management is also responsible for assessing and maintaining the effectiveness of internal control over the financial reporting process in compliance with Sarbanes-Oxley Section 404 requirements. The independent auditors perform their responsibilities in accordance with the standards of the Public Company Accounting Oversight Board. While our members are or have been professionally engaged in the practice of accounting or auditing, they are not experts under the Securities Act of 1933 in either of those fields or in auditor independence.

                                               Respectfully submitted,

                                               David L. Swartz, Chairperson
                                               Lawrence L. Levitt

STOCK PERFORMANCE GRAPH

      The following graph compares the yearly percentage change in cumulative total stockholder return of the Company's Common Stock during the period from 2001 to 2006 with (i) the cumulative total return of the S&P500 index and (ii) the cumulative total return of the S&P500 - Healthcare Sector index. The comparison assumes $100 was invested in January 1, 2001 in the Common Stock and in each of the foregoing indices and the reinvestment of dividends through January 1, 2006. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

      This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

                               [stock graph here]

                                                      S&P Healthcare
                   Primedex          S&P 500 Index    Sector Index
                   --------          -------------    ------------

1/2/2001            100              100              100

1/1/2002            418.1818182      88.7116589       88.66787776

1/1/2003            130.3030303      68.56079787      70.95913721

1/1/2004            169.6969697      86.64740784      80.40563847

1/3/2005            169.6969697      93.67319707      79.7502265

1/3/2006            90.90909091      98.87242884      85.60259388

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Howard G. Berger, M.D. is RadNet's President and Chief Executive, chair of RadNet's Board of Directors, and owns approximately 17% of RadNet's outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 53 of RadNet's facilities under a management agreement with RadNet, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of RadNet's other California facilities. RadNet obtains professional medical services from BRMG in California, rather than providing such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of this close relationship with Dr. Berger and BRMG, RadNet believes that it is able to better ensure that professional medical services are provided at its California facilities in a manner consistent with RadNet's needs and expectations and those of its referring physicians, patients and payors than if RadNet obtained these services from unaffiliated practice groups.

      Under RadNet's management agreement with BRMG, which expires on January 1, 2014, BRMG pays RadNet, as compensation for the use of RadNet's facilities and equipment and for RadNet's services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at October 31, 2006, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to RadNet and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing RadNet's payors, a single bill is prepared for both the professional medical services provided by the radiologists and RadNet's non-medical, or technical, services, generating a receivable for BRMG. BRMG maintains a $45 million revolving credit facility with General Electric Capital Corporation from which it may obtain funds by utilizing its accounts receivable for working capital purposes, if needed. RadNet repays or offsets these advances with periodic payments from BRMG to RadNet under the management agreement. RadNet guarantees BRMG's obligations under this working capital facility.

      John V. Crues, III, M.D. agreed to continue his employment and leadership roles with us in consideration of our agreement in June 2005, to issue to him our five year warrant to purchase 250,000 shares of our common stock at an exercise price of $0.72 per share (the price of our common stock on the date of the agreement in the public market in which it trades).

      Both Dr. Berger and Dr. Crues receive all or a portion of their salary from BRMG. See "Employment Agreements."

      At October 31, 2005, we owed Jeffrey L. Linden $61,151 in connection with our acquisition of his interest in DIS. This obligation was paid in March 2006. In the acquisition transaction, we issued to Mr. Linden warrants to purchase 98,682 shares of common stock at a price of $1.20 per share expiring June 30, 2004. In connection with an agreement to extend our obligation to Mr. Linden, we issued to him warrants to purchase 150,000 shares of common stock at a price of $0.38 per share that he exercised in June 2005. On July 30, 2004, we issued to Mr. Linden a five year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.60 per share in consideration of Mr. Linden's agreement to subordinate our obligation to him to our debt with our revolving line of credit. In April 2006, in order to induce Mr. Linden to continue his employment we issued to him a six year warrant to purchase 250,000 shares of common stock at a price of $2.52, the price of our common stock on the date of the transaction in the public market in which it trades, vesting over the six year period. This warrant will fully vest if RadNet's publicly traded common stock averages $6.00 per share for 30 days.

      Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $448,497 in fees from us during the year ended October 31, 2006. Mr. Linden has specifically waived any interest in RadNet's fees since becoming an officer of Radnet.

      In consideration of the continued employment by Norman Hames, our Executive Vice President and Chief Operating Officer - Western Operations and a director in March 2006 we issued to Mr. Hames a seven year warrant to purchase 1,500,000 shares at an exercise price of $1.12 per share, the price of our common stock on the date of the transaction in the public market in which it trades, vesting over the seven year period. We have agreed to provide to Mr. Hames a bonus of $.040 per share for each share exercised. This warrant will fully vest if RadNet's publicly traded common stock averages $6.00 per share for 30 days.

      On July 30, 2004, RadNet issued to Mark D. Stolper five-year warrants to purchase 325,000 shares of our common stock at $0.60 per share in consideration of his entry into a three year employment agreement with us under which he became our chief financial officer and his assistance in refinancing our outstanding institutional debt. The warrant exercise price is the price of our common stock on the date of the agreement in the public market in which it trades. In recognition of Mr. Stolper's services to RadNet on July 11, 2006, RadNet issued to Mr. Stolper a five-year warrant to purchase 100,000 shares of RadNet common stock at $3.10 per share, the price of our common stock on the date of the transaction in the public market in which it trades, vesting over a three-year period. This warrant will fully vest if RadNet's publicly traded common stock averages $6.00 per share for 30 days.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table presents information about fees that Moss Adams LLP charged us to audit our annual financial statements for 2006 and 2005, and fees billed for other services rendered by Moss Adams LLP during those years.

                                                         2006           2005
                                                      -----------   -----------
   Audit Fees (1)                                      $ 290,000     $ 282,000
   Audit Related Fees (2)                                144,000        13,000
   Tax Fees (3)                                           78,000        92,000
                                                      -----------   -----------
   Total                                               $ 512,000     $ 387,000
                                                      ===========   ===========

   ----------

   (1) Audit Fees - Fees for audit services, including fees associated with the annual audit of our consolidated financial statements and reviews of interim consolidated financial statements included in our Quarterly Reports on Form 10-Q.

   (2) Audit-Related Fees -- Audit-related fees include fees for the audit of our 401(k) benefit plan and offering memorandum.

   (3) Tax Fees -- Tax fees billed to us include services provided to prepare federal, state, and local income and franchise tax returns for 2005, and related tax services and estimated tax payments for 2006.

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

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                         PAGE NO.
                                                                                            -------------
(a) Financial Statements - The following financial statements are filed herewith:

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

Consolidated Statements of Stockholders' Deficit                                               F-4

Consolidated Statements of Cash Flows                                                          F-5 to F-7

Notes to Consolidated Financial Statements                                                     F-8 to F-25

  Schedules - The Following financial statement schedules are filed herewith:

Schedule II - Valuation and Qualifying Accounts                                                S-1

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits - The following exhibits are filed herewith or incorporated by reference herein:

                                                                                         INCORPORATED BY
     EXHIBIT NO.     DESCRIPTION OF EXHIBIT                                               REFERENCE TO
     -----------     ----------------------                                              ---------------

     2.1             Agreement and Plan of Merger, dated as of July 6, 2006, by and
                     among Primedex, Radiologix, RadNet and Merger Sub                          (O)

     3.1.1           Certificate of Incorporation as amended                                    (A)

     3.1.2           November 17, 1992 amendment to the Certificate of Incorporation            (A)

     3.1.3           December 27, 2000 amendment to the Certificate of Incorporation            (E)

     3.1.4           November 15, 2006 amendment to the Certificate of Incorporation            (Q)

     3.1.5           November 27, 2006 amendment to the Certificate of Incorporation            (Q)

     3.2             By-laws                                                                    (P)

     4.1             Form of Common Stock Certificate                                           (R)

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

     4.3             Form of 11.5% Series A Convertible Subordinated Debenture Due
                     2008 [Included in Exhibit 4.2]                                             (B)

     10.1            Employment Agreement dated as of June 12, 1992 between RadNet
                     and Howard G. Berger, M.D.                                                 (C)
                     and amendment to Agreement.*                                               (I)

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

     10.8            Securities Purchase Agreement dated June 18, 1996 between the
                     Company and Norman Hames                                                   (D)





     10.10           DVI Securities Purchase Agreement                                          (E)

     10.11           General Electric Note Purchase Agreement                                   (E)

     10.12           Securities Purchase Agreement between the Company and
                     Howard G. Berger, M.D.                                                     (E)

     10.13           2000 Long-Term Incentive Plan*                                             (F)

     10.14           Employment Agreement dated April 16, 2001, with Jeffrey L. Linden          (G)
                     and amendment to agreement*                                                (I)

     10.15           Employment Agreement with Norman R. Hames dated May 1, 2001                (G)
                     and amendment to agreement*                                                (I)

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

     10.20           Master Amendment Agreement with General Electric Capital
                     Corporation, General Electric Company and GE Healthcare Financial
                     Services                                                                   (K)

     10.21           Amended, Restated and Consolidated Loan and Security Agreement
                     with DVI Financial Services, Inc.                                          (K)

     10.22           Amendment to Loan Documents re US Bank Portfolio Services                  (K)

     10.23           Credit Agreement with Wells Fargo Foothill, Inc.                           (K)

     10.24           Employment Agreement with Mark Stolper dated July 30, 2004*                (N)

     10.25           Second Amended and Restated Loan and Security Agreement with Post
                     Advisory Group, LLC                                                        (L)

     10.26           Amended, Restated and Consolidated Loan and Security Agreement with
                     Post Advisory Group, LLC                                                   (L)

     10.27           Fourth Amendment to Credit Agreement Substituting Bridge Healthcare
                     Finance, LLC for Wells Fargo Foothill, Inc.                                (M)

     10.28           2006 Incentive Stock Plan*                                                 (O)

     10.29           Credit Agreement, dated as November 15, 2006, among Radnet Management,
                     Inc., the Credit Parties designated therein, General Electric Capital
                     Corporation, as Agent, the lenders described therein, and GE Capital
                     Markets, Inc.                                                              (P)

     10.30           Guaranty, dated as of November 15, 2006, by and among the Guarantors
                     identified therein and General Electric Capital Corporation.               (P)

     10.31           Pledge Agreement, dated as of November 15, 2006, by and among the
                     Pledgors identified therein and General Electric Capital Corporation.      (P)

     10.32           Security Agreement, dated as of November 15, 2006, by and among the
                     Grantors identified therein and General Electric Capital Corporation.      (P)

     10.33           Second Lien Credit Agreement, dated as of November 15, 2006, among
                     Radnet Management, Inc., the Credit Parties designated therein, General
                     Electric Capital Corporation, as Agent, the Lenders described therein,
                     and GE Capital Markets, Inc.                                               (P)





     10.34           Second Lien Guaranty, dated as of November 15, 2006, by and among the
                     Guarantors identified therein and General Electric Capital Corporation.    (P)

     10.35           Pledge Agreement, dated as of November 15, 2006, by and among the
                     Pledgors identified therein and General Electric Capital Corporation.      (P)

     10.36           Second Lien Security Agreement, dated as of November 15, 2006, by and among the Grantors identified therein and General Electric Capital
                     Corporation.                                                               (P)

     14              Code of Financial Ethics                                                   (H)

     21              List of Subsidiaries                                                       (R)

     23              Consent of Independent Public Accountants                                  (R)

     31.1            CEO Certification pursuant to Section 302                                  (R)

     31.2            CFO Certification pursuant to Section 302                                  (R)

     32.1            CEO Certification pursuant to Section 906                                  (R)

     32.2            CFO Certification pursuant to Section 906                                  (R)
     ---------------------
     * Management contract with compensatory arrangement.

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

(O) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-4 (File No. 333-136800)

(P) Incorporated by reference to exhibit filed with Form 8-K for November 15, 2006.

(Q) Incorporated by reference to exhibit filed with Form 8-K for November 27, 2006.

(R)   Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RADNET, INC.

Date: February 6, 2007                      /s/    HOWARD G. BERGER, M.D.
                                            ------------------------------------
                                            HOWARD G. BERGER, M.D., PRESIDENT,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By              /s/ HOWARD G. BERGER, M.D.
   ----------------------------------------------------
HOWARD G. BERGER, M.D., DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: February 6, 2007


By              /s/ MARVIN S. CADWELL
   ----------------------------------------------------
MARVIN S. CADWELL, DIRECTOR

Date: February 6, 2007


By              /s/ JOHN V. CRUES, III, M.D.
   ----------------------------------------------------
JOHN V. CRUES, III, M.D., DIRECTOR

Date: February 6, 2007


By              /s/ NORMAN R. HAMES
   ----------------------------------------------------
NORMAN R. HAMES, DIRECTOR

Date: February 6, 2007


By              /s/ DAVID L. SWARTZ
   ----------------------------------------------------
DAVID L. SWARTZ, DIRECTOR

Date: February 6, 2007


By              /s/ LAWRENCE L. LEVITT
   ----------------------------------------------------
LAWRENCE L. LEVITT, DIRECTOR

Date: February 6, 2007


By              /s/ MICHAEL L. SHERMAN, M.D.
   ----------------------------------------------------
MICHAEL L. SHERMAN, M.D., DIRECTOR

Date: February 6, 2007


By              /s/ MARK D. STOLPER
   ----------------------------------------------------
MARK D. STOLPER, CHIEF FINANCIAL OFFICER (Principal Accounting Officer)

Date: February 6, 2007