Form 10-KT
period 2006-12-31
RadNet, Inc.
filed 2007-04-17
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/T

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED _____________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM NOVEMBER 1, 2006 TO DECEMBER 31, 2006

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 478-7808
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                         COMMON STOCK, $.0001 PAR VALUE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.0001 PAR VALUE
                         ------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes        No  X
   -----     -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) or the act.
Yes        No  X
   -----     -----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)
Yes        No  X
   -----     -----

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
Yes  X     No
   -----     -----

The number of shares of the registrant's common stock outstanding on March 27, 2007, was 34,497,156 shares (excluding treasury shares).

                                     PART I

ITEM 1.   BUSINESS

RADIOLOGIX ACQUISITION

      On November 15, 2006, we completed the acquisition of Radiologix, Inc. Radiologix, a Delaware corporation, employing approximately 2,200 people, through its subsidiaries, was a national provider of diagnostic imaging services through the ownership and operation of freestanding, outpatient diagnostic imaging centers. Radiologix owned, operated and maintained equipment in 69 locations, with imaging centers in seven states, including primary operations in the Mid-Atlantic; the Bay-Area, California; the Treasure Coast area, Florida; Northeast Kansas; and the Finger Lakes (Rochester) and Hudson Valley areas of New York State. Under the terms of the acquisition agreement, Radiologix shareholders received an aggregate consideration of 11,310,950 shares (after giving effect to the one-for-two reverse stock split effected in November 2006) of our common stock and $42,950,000 in cash. We financed the transaction and refinanced substantially all of our outstanding debt with a $405 million senior secured credit facility with GE Commercial Healthcare Financial Services.

      The results of operations of Radiologix and its wholly owned subsidiaries have been included in the consolidated financial statements from the date of acquisition.

      In connection with our acquisition of Radiologix, the Company changed to a calendar-year basis of reporting financial results. As a requirement of this change under Rule 13a-10 of the Securities and Exchange Act of 1934, the Company is reporting results for November and December 2006 as a separate transition ("stub") period on this Form 10-K/T, with the results for the corresponding period of 2005 presented, (unaudited), for comparative purposes. Also covered in this report are our results previously disclosed in our annual report on Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission on February 6, 2007.

BUSINESS OVERVIEW

      Since our acquisition of Radiologix on November 15, 2006, we operate a group of regional networks comprised of 132 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

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

      For the two months ended December 31, 2006, our combined facilities, including the facilities of Radiologix, performed 340,807 diagnostic imaging procedures.

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

      We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the two months ended December 31, 2006, we performed 340,807 diagnostic imaging procedures and generated net revenue from continuing operations of $57.4 million.

      The following table illustrates our work performed over the five-year period ended October 31, 2006 as well as the two months ended December 31, 2006:

                                                            Years Ended October 31,
                                            -----------------------------------------------------     Two months ended
                                              2002       2003       2004       2005       2006        December 31, 2006
                                            ---------  ---------  ---------  ---------  ---------   ---------------------
Total number of MRI, CT and PET systems           60         63         68         68         74           176**
Total number of procedures performed*        877,574    947,032    946,928    958,414    919,342          340,807

---------------------
* Procedures in all periods presented exclude discontinued operations. **Includes 102 Radiologix MRI, CT and PET systems at October 31, 2006

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

      IMV, a provider of database and market information products and services to the analytical, clinical diagnostic, biotechnology, life science and medical imaging industries, estimates that over 24.2 million MRI procedures and 50.1 million CT procedures were conducted in the United States in 2003, representing a 10% increase over the 2002 volume of both the MRI and CT procedures, respectively. This data is particularly relevant to us, given that revenue from MRI and CT scans constituted approximately 58% of our net revenue for the 12 months ended October 31, 2006 and 57% of our net revenue for the two months ended December 31, 2006. In addition, IMV estimates that over 706,100 clinical PET patient studies were performed in the United States in 2003, representing a 58% increase over the 2002 volume of 447,200 clinical PET patient studies. Revenue from PET scans constituted approximately 8% and 7% of our net revenue for the year ended October 31, 2006, and the two months ended December 31, 2006, respectively.

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

      CT

      CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million.

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

COMPETITIVE STRENGTHS

      SIGNIFICANT AND KNOWLEDGEABLE PARTICIPANT IN THE NATION'S LARGEST ECONOMY AN NOW ON A NATIONAL SCALE

      We believe our group of regional networks of fixed-site, freestanding outpatient diagnostic imaging facilities is the largest of its kind in California, the nation's largest economy and most populous state and with the Radiologix acquisition the largest outpatient diagnostic imaging facility owner in the U.S. Our two decades of experience in operating diagnostic imaging facilities in almost every major population center in California gives us intimate, first-hand knowledge of these geographic markets, as well as close, long-term relationships with key payors, radiology groups and referring physicians within these markets. The additional Radiologix centers reflect, for the most part, a similar clustering philosophy, which we believe will provide an opportunity to utilize our California model outside of California.

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

      DIVERSIFIED PAYOR MIX

      Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one-payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of profitable revenue. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the two months ended December 31, 2006.

      EXPERIENCED AND COMMITTED MANAGEMENT TEAM

      Our senior management group, together have over 100 years of healthcare management experience. Our executive management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. Our management beneficially owns approximately 22% of our common stock.

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

      OPTIMIZING OPERATING EFFICIENCIES

      We intend to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience excess demand. We will continue to trim excess operating and general and administrative costs where it is feasible to do so, including consolidating, divesting or closing under-performing facilities to reduce operating costs and improve operating income. We also may continue to use, where appropriate, highly trained radiology physician assistants to perform, under appropriate supervision of radiologists, basic services traditionally performed by radiologists. We will continue to upgrade our advanced information technology system to create cost reductions for our facilities in areas such as image storage, support personnel and financial management.

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

      RADIOLOGY PROFESSIONALS

      In the states in which we provide services, a lay person or any entity other than a professional corporation or similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the "corporate practice" of medicine. In order to comply with this prohibition, we contract, with radiologists to provide professional medical services in our facilities, including the supervision and interpretation of diagnostic imaging procedures. The radiology practice maintains full control over the physicians it employs. Pursuant to each management contract, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. In addition, we provide management services and administration of the non-medical functions relating to the professional medical practice at the facility, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities. As compensation for the services furnished under contracts with radiologists, we generally receive an agreed percentage of the medical practice billings for, or collections from, services provided at the facility, typically varying between 75% to 84% of net revenue or collections.

      At 52 of our facilities, BRMG is our contracted radiology group. At December 31, 2006, BRMG employed 58 full-time and seven part-time radiologists. At the balance of our facilities we contract, directly or through BRMG, with other radiology groups to provide the professional medical services. At 18 of our imaging facilities we charge a fee for our services as manager of an entity which owns the center. Our fee is typically 10% to 15% of the collected revenue of each company after deduction of the professional fees. In addition, we generally own a percentage of the equity interests of the entity, which owns the facility from which we are also entitled to a percentage of income after a deduction of all expenses, including amounts paid for medical services and medical supervision commensurate with our ownership percentage.

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

PAYORS

      The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

                                                                    % OF NET REVENUE
                                                      ---------------------------------------------
                                                           YEAR ENDED           TWO MONTHS ENDED
                                                        OCTOBER 31, 2006        DECEMBER 31, 2006
                                                      --------------------    ---------------------
          Insurance (1)                                        41%                      52%
          Managed Care Capitated Payors                        27%                      14%
          Medicare/Medicaid                                    18%                      25%
          Other                                                10%                      7%
          Workers Compensation/Personal Injury                  4%                      2%

      -------------------
      (1) Includes Blue Cross/Blue Shield, which represented 14% of our net revenue for the year ended October 31, 2006, and 18% of our net revenue for the two months ended December 31, 2006.
      (2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

      We have described below the types of reimbursement arrangements we have with third-party payors.

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

      CONTRACTS WITH PHYSICIAN GROUPS AND OTHER NON-INSURANCE COMPANY PAYORS

      These payors reimburse us, directly or indirectly, on the basis of agreed upon rates. These rates are typically at or below the rates set forth in the current Medicare Fee Schedule for the particular service. However, we often agree to a specified rate for MRI and CT procedures that is not tied to the Medicare Fee Schedule. The patients are generally not responsible for the unreimbursed portion.

FACILITIES

      Through our wholly owned subsidiaries, we operate 80 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 31 in the Baltimore-Washington, D.C. area and 13 in the Rochester and Hudson Valley areas of New York as well as one to three individual facilities each in Florida, Kansas, Minnesota and Colorado. We lease the premises at which these facilities are located, with the exception of two facilities located in buildings we own. We lease the land on which both of those buildings are located.

      Our facilities are primarily located in regional networks that we refer to as regions. 95 of our facilities (including the Radiologix sites) are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. 37 of our facilities (including the Radiologix sites) are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

      The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2006:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                        2002      2003      2004      2005      2006
                                                                      --------  --------  --------  --------  --------
      Total facilities owned or managed (at beginning of year)             48        59        56        56        57
      Facilities added by:
      Acquisition*                                                          1        --        --        --        78
      Internal development                                                 10         3         3         1         4
      Facilities closed or sold                                            --        (6)       (3)       --        (7)
      Total facilities owned (at end of year)                              59        56        56        57       132*

      *   Includes 69 Radiologix facilities acquired on November 15, 2006.

DIAGNOSTIC IMAGING EQUIPMENT

      The following table indicates, as of December 31, 2006, the quantity of principal diagnostic equipment available at our facilities, by region including the Radiologix facilities acquired on November 15, 2006:

                                         OPEN                               MAMMO-      ULTRA-                 NUCLEAR
                             MRI          MRI         CT        PET/CT      GRAPHY      SOUND       X-RAY      MEDICINE      TOTAL
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
CALIFORNIA
----------
Beverly Hills                     4           1           2           1           3           4           3           1          19
Ventura                           2           2           1           2           5           9          15           2          38
San Fernando Valley               3           3           3           1           2           6           7           1          26
Antelope Valley                   1           1           1          --           1           1           2           1           8
Central California                3           3           5          --           5          10          12           2          40
Northern California              13           2          12           3          10          12           1           2          55
Orange                            2           1           1           1           3           7           4           1          20
Long Beach                        1           1           1          --           3           4           7           1          18
Northern San Diego               --           1           1          --          --          --           1          --           3
Palm Springs                      1           1           2          --           2           7           7           1          21
Inland Empire                     5           2           4           1           8          12          12           3          47
MARYLAND
--------
Baltimore/Washington, D.C.       18           5          21           5          22          22           1          12         106
NEW YORK
--------
Rochester                         5           1           4           1           1           3          --           1          16
Rockland                          4           1           3           2           3           3          --           2          18
FLORIDA
-------
Treasure Coast                    2           1           3           1           3           3          --           3          16
MINNESOTA
---------
Duluth                           --           1          --          --          --          --          --          --           1
COLORADO
--------
Denver                            1           2          --          --          --          --          --          --           3
                          ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
TOTAL                            65          29          64          18          71         103          72          33         455

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

PERSONNEL

      At December 31, 2006, we employed the following personnel:

                                                                 PERSONNEL
                                            FULL TIME     PART-TIME     PER-DIEM     TOTAL
                                            ---------     ---------     --------     -----
      Radnet Management and Affiliates:
        Employees                                  969            54          225        1,248
        Radiologists                                58             7            -           65
        Technologists                              301           151            -          452
      Radiologix and Affiliates:
        Employees                                1,112           158          164        1,434
        Technologists                              374           214          150          738
                                           -----------------------------------------------------
                                                 2,814           584          539        3,937

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

      We primarily acquire our equipment through various financing arrangements directly with an affiliate of General Electric Corporation, or GE, involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2006, capital lease obligations, excluding interest, totaled approximately $15.9 million through 2011, including current installments totaling approximately $4.6 million (see Note 7). If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

      Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2005 annual service fee was the higher of 3.50% of our adjusted net revenue, or $4,970,000. The fiscal year ended October 31, 2006 annual service rate was the higher of 3.62% of our adjusted net revenue, or $5,393,800. The same arrangement was in effect for the two months ended December 31, 2006. Effective January 1, 2007, we renegotiated our existing agreement adding the Radiologix sites to the service plan. For the first six months of 2007, the annual service fee will be the higher of 2.51% of our net revenue, or $6,201,000. For the second six months of 2007, the annual service fee will be the higher of 2.91% or net revenue, or $7,250,000. For the year ended December 31, 2008, the annual service fee will be the higher of 2.91% of net revenue, or $14,792,000. For the year ended December 31, 2009, the annual service fee will be the higher of 2.93% of net revenue, or $15,187,000. For the year ended December 31, 2010, the annual service fee will be the higher of 2.99% of net revenue, or $15,828,000. For the year ended December 31, 2011, the annual service fee will be the higher of 3.00% of net revenue, or $16,181,000. Quarterly adjustments to annualized service fees will be made for net additions and deletions of systems per a fixed fee schedule per system. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis. We have met or exceeded the minimum required revenue for each of the last three fiscal years.

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

   MEDICARE AND MEDICAID FRAUD AND ABUSE

      Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the two months ended December 31, 2006, approximately 25% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid).

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

      Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from referring Medicare patients to an entity providing designated health services, as defined under the Stark Law, including, without limitation, radiology services, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violation referral and $100,000 for participation in a circumvention scheme. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

      On January 4, 2001, the Centers for Medicare and Medicaid Services published final regulations to implement the Stark Law. Under the final regulations, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Under the final regulations, such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The final regulations, however, exclude from designated health services: (i) X-ray, fluoroscopy or ultrasound procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, non-radiological medical procedures; (iii) nuclear medicine procedures; and (iv) invasive or interventional radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered. Beginning January 1, 2007, PET and nuclear medicine procedures are included as designated health services under the Stark Law.

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

   FEDERAL FALSE CLAIMS ACT

      The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit there under may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include civil penalties of not less than $5,500 and not more than $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act, and if we are so found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusion from participation in federal and California healthcare programs that are integral to our business.

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

   U.S. FOOD AND DRUG ADMINISTRATION OR FDA

      The FDA has issued the requisite pre-market approval for all of the MRI and CT systems we use. We do not believe that any further FDA approval is required in connection with the majority of equipment currently in operation or proposed to be operated. Except under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, where all mammography facilities are required to be accredited by an approved non-profit organization or state agency. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards including annual inspection.

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

      We have incurred net losses of $155,000 and $11.0 million during the two months ended December 31, 2005 and 2006, respectively, and at December 31, 2006 we had an accumulated stockholders' deficit of $47.0 million. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and in 2003 modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we will be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

      The fees charged for the diagnostic imaging services performed at our facilities are paid by insurance companies, Medicare and Medicaid, workers compensation, private and other payors. Any change in the rates of or conditions for reimbursement from these sources of payment could substantially reduce the amounts reimbursed to us or to our contracted radiology practices for services provided, which could have an adverse effect on our net revenue. For example, recent legislative changes in California's workers compensation rules had a negative impact on reimbursement rates for diagnostic imaging services, and federal Medicare changes taking effect beginning January 1, 2007 are expected to have a negative impact on the rates paid for MRI, CT and PET services.

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

   IF BRMG OR ANY OF OUR OTHER CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US, OUR BUSINESS COULD SUBSTANTIALLY DIMINISH.

      Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 52 of our 80 California facilities (including the Radiologix facilities acquired on November 15, 2006) with the balance of our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, the radiology groups' strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2014, and with the other groups for terms as long, if not longer, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups' ability to continue performing under the management agreements may be curtailed or eliminated due to the groups' financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group's relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

   IF OUR CONTRACTED RADIOLOGY PRACTICES, INCLUDING BRMG, LOSE A SIGNIFICANT NUMBER OF THEIR RADIOLOGISTS, OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED.

      At times, there has been a shortage of qualified radiologists in some of the regional markets we serve. In addition, competition in recruiting radiologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists. If a significant number of radiologists terminate their relationships with our contracted radiology practices and those radiology practices cannot recruit sufficient qualified radiologists to fulfill their obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging facilities and our financial results could be adversely affected. For example, in fiscal 2002, due to a shortage of qualified radiologists in the marketplace, BRMG experienced difficulty in hiring and retaining physicians and thus engaged independent contractors and part-time fill-in physicians. Their cost was double the salary of a regular BRMG full-time physician. Increased expenses to BRMG will impact our financial results because the management fee we receive from BRMG, which is based on a percentage of BRMG's collections, is adjusted annually to take into account the expenses of BRMG. Neither we, nor our contracted radiology practices, maintain insurance on the lives of any affiliated physicians.

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

      Acquisitions involve a number of special risks, including the following:

            o     Obtain adequate financing;;
            o     Possible adverse effects on our operating results;
            o     Diversion of management's attention and resources;
            o     Failure to retain key personnel;
            o Difficulties in integrating new operations into our existing infrastructure; and
            o     Amortization or write-offs of acquired intangible assets.

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

   CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

      For fiscal 2006 and the two months ended December 31, 2006, we derived approximately 27% and 14% of our net revenue, respectively, from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

   WE ARE VULNERABLE TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

      Our headquarters and 80 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Three of our facilities are located in an area of Florida, which has suffered from hurricanes. An earthquake or other natural disaster could seriously impair our operations, and our insurance may not be sufficient to cover us for the resulting losses.

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

      Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended October 31, 2006, approximately 18% of our net revenue (and 29% of Radiologix net revenue for the 12 months ended December 31, 2006) (25% combined for the two months ended December 31, 2006) came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole.

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

      We determined that our disclosure controls and procedures were ineffective for the fiscal year ended October 31, 2005 and for the subsequent quarters ended January 31, 2006, April 30, 2006 and July 31, 2006. In connection with the preparation of this Report, we also determined that our disclosure controls and procedures were ineffective for the two-month transition period ended December 31, 2006. With respect to our ineffective disclosure controls and procedures, we determined that we had (i) insufficient processes to identify and resolve non-routine accounting matters, such as the indentification of off-balance sheet transactions, and (2) insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine accounting matters: the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with GAAP.

      In connection with the preparation of the Annual Report on Form 10-K, our management on February 2, 2007, in consultation with our independent registered public accounting firm, Moss Adams LLP, determined that we had ineffective disclosure controls and procedures which would require us to restate certain of our previously issued financial statements. The adjustments result from management's historical treatment of depreciation expense related to the depreciation of leasehold improvements of our facilities. Although, the adjustments to certain prior period financial statements are all non-cash, and do not affect our historical reported revenues, cash flows or cash position for any of the affected fiscal or quarterly periods, the adjustments resulted in:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Inapplicable.

ITEM 2.   PROPERTIES

      Our corporate headquarters is located in adjoining premises at 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, in approximately 16,500 square feet occupied under leases, which expire (with options to extend) on June 30, 2017. In addition, we lease 52,941 square feet of warehouse and other space under leases, which expire at various dates between April 2007 and January 2018. The Radiologix corporate offices are located in 26,000 square feet in Dallas, Texas pursuant to a lease, which expires on September 30, 2011. We are in the process of attempting to sublease this space. Radiologix also has a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2012. Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 10 years depending upon the agreed upon terms with the local landlord. Facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

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

            (c) SIEMENS MEDICAL SOLUTIONS USA, INC. V. RADIOLOGIX, INC., 192nd Judicial District, Dallas County, Case No. 07-01245.

      The action, filed February 12, 2007, arises out of Radiologix notifying Siemens of its revocation of certain equipment purchase orders. Siemens contends there was a breach of contract and seeks unspecified damages This complaint replaces Siemens Medical Solutions USA, Inv. V. RadNet, Inc., US District Court for the Northern District of Texas, Dallas Division Case No. 3-06CY2316 which sought $3.5 million, dismissed by Siemens on March 5, 2007.

      Having only recently been served with the complaint we have not yet responded. We intend to pursue our defense vigorously.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth fiscal quarter of fiscal 2006 we submitted the following matters to security holders, which were approved at a special meeting of stockholders held November 15, 2006 (the below numbers have been adjusted to reflect the one-for-two reverse stock split effected in November 2006):

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

      6) With respect to the election of directors, the five nominees for director received the number of votes set forth opposite their respective names:

              NAME                               FOR          WITHHELD
              ----                               ---          --------
              Howard G. Berger, M.D.          21,168,272       459,738
              John V. Crues, III, M.D.        21,198,885       429,126
              Norman R. Hames                 21,196,497       431,513
              Lawrence L. Levitt              21,612,033        15,978
              David L. Swartz                 21,609,783        18,228

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock was quoted on the NASDAQ Over-the-Counter or OTC, Bulletin Board until February 13, 2007. On February 13, 2007, we began trading on the NASDAQ Global Market. Our common stock is now quoted on the NASDAQ Global Market under the symbol "RDNT". The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the National Quotation Bureau, Inc. through February 13, 2007 and by the NASDAQ Global Market after February 13, 2007. Such quotations have been adjusted to reflect our reverse one-for-two stock split effected in November 2006 and reflect interdealer prices without adjustment for retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                    LOW       HIGH
                   TWO MONTHS ENDED
                   ----------------
                   December 31, 2006               $2.41      $5.02

                   QUARTER ENDED
                   -------------
                   October 31, 2006                 3.04       5.66
                   July 31, 2006                    2.36       3.80
                   April 30, 2006                   0.74       2.78
                   January 31, 2006                $0.52      $1.12

                   October 31, 2005                 0.52       0.86
                   July 31, 2005                    0.52       0.86
                   April 30, 2005                   0.48       0.98
                   January 31, 2005                $0.82      $1.20

      The last low and high prices for our common stock on the NASDAQ Global Market (subsequent to the one-for-two reverse stock split effected in November
2006) on March 28, 2007 were $5.50 and $5.88, respectively. As of March 28, 2007, the number of holders of record of our common stock was 4,013. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that customers of these broker-dealers beneficially own these shares and that the number of beneficial owners of our common stock is substantially greater than 4,013.

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

      We did not pay dividend in fiscal 2005 or 2006 and we do not expect to pay any dividends in the foreseeable future.


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

CONVERTIBLE SUBORDINATED DEBENTURES

      At October 31, 2006, we had $16.0 million convertible subordinated debentures outstanding which mature June 30, 2008 and bore interest, payable quarterly, at an annual rate of 11.5%. The debentures were convertible into our common stock at a price of $5.00 per share ($2.50 per share prior to the one-for-two reverse stock split effected in November 2006). On December 15, 2006, we redeemed these debentures.

RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal year ended October 31, 2006, and for the two months ended December 31, 2006, we sold the following securities (all of which have been adjusted to reflect our reverse one-for-two stock split effected in November 2006) pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

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

EQUITY COMPENSATION PLAN INFORMATION

      The following table summarizes information with respect to options, warrants and other rights under our equity compensation plans at December 31, 2006 (as adjusted to reflect the reverse one-for-two stock split effected November 2006):

                                                     NUMBER OF
                                                  SECURITIES TO BE       WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                                                    ISSUED UPON         EXERCISE PRICE OF      REMAINING AVAILABLE
                                                    EXERCISE OF            OUTSTANDING         FOR FUTURE ISSUANCE
                                                OUTSTANDING OPTIONS     OPTIONS WARRANTS          UNDER EQUITY
               PLAN CATEGORY                    WARRANTS AND RIGHTS        AND RIGHTS          COMPENSATION PLANS
   ------------------------------------------  ---------------------  ---------------------  ------------------------
   Equity compensation plans approved by
       security holders                                     350,625                 $ 1.01                   792,708

   Equity compensation plans not approved
       by security holders*                               4,590,667                 $ 1.20                       N/A
                                               ---------------------                         ------------------------

   Total                                                  4,941,292                 $ 1.19                   792,708

* These represent warrants issued in connection with securing the services of various parties for us. In a few instances they were issued in connection with obtaining financing.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for each of the years in the three year period ended October 31, 2006, and the two months periods ended December 31, 2005 and 2006 and the consolidated balance sheet data set forth below as of October 31, 2005 and 2006, and December 31, 2006 are, except for the two month period ended December 31, 2005, derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended October 31, 2002 and 2003, and the consolidated balance sheet data set forth below as of October 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K/T and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our acquisition of Radiologix on November 15, 2006 is explained in detail in Note 1 of our consolidated financial statements.

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

                                                                                                               TWO MONTHS ENDED
                                                                  YEAR ENDED OCTOBER 31,                          DECEMBER 31,
                                         ---------------------------------------------------------------- -------------------------
                                             2002        2003          2004        2005          2006         2005         2006
                                                                                                           (UNAUDITED)
                                         ------------ ------------ ------------ ------------ ------------ ------------ ------------
Statement of Operations Data:                                             (DOLLARS IN THOUSANDS)

Net revenue                               $  134,078   $  140,259   $  137,277   $  145,573   $  161,005   $   22,520   $   57,374
Operating expenses:
Operating expenses                           102,286      106,078      105,828      109,012      120,342       19,149       46,033
Depreciation and amortization                 15,757       16,979       17,917       17,536       16,394        2,759        5,907
Provision for bad bebts                        6,892        4,944        3,911        4,929        7,626          826        3,907
Loss (gain) on disposal of equipment, net          -            -            -          696          373            -          (38)
Income (loss) from continuing operations      (7,182)      (5,569)     (14,731)      (3,570)      (6,894)        (155)     (10,983)
Income from discontinued operation               884        3,197            -            -            -            -            -
Net income (loss)                             (6,298)      (2,372)     (14,731)      (3,570)      (6,894)        (155)     (10,983)

Balance Sheet Data:

Cash and cash equivalents                 $       36   $       30   $        1   $        2   $        2   $        2   $    3,221
Total assets                                 148,885      139,176      124,437      117,784      131,366      119,112      394,355
Total long-term liabilities                  121,830      122,096      139,980       23,840      179,288       23,586      381,903
Total liabilities                            202,560      195,122      195,006      191,866      210,160      189,725      441,451
Working capital (deficit)                    (44,668)     (44,615)     (32,172)    (143,430)       1,817     (141,586)      30,080
Stockholders' equity (deficit)               (53,675)     (55,946)     (70,569)     (74,082)     (78,794)     (70,613)     (46,996)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Since our acquisition of Radiologix on November 15, 2006, we operate a group of regional networks comprised of 132 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York., providing diagnostic imaging services including magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

      The results of operations of Radiologix and its wholly owned subsidiaries have been included in the consolidated financial statements from the date of acquisition. The consolidated financial statements also include the accounts of RadNet, Inc., Radnet Management, Inc., or Radnet Management, and Beverly Radiology Medical Group III, or BRMG, which is a professional corporation, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc., or DIS, all wholly owned subsidiaries of Radnet Management.

      The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among, BRMG, Dr. Berger, our CEO, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in EITF 97-2. Medical services and supervision at most of our California imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. Radnet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

      Radiologix, our wholly-owned subsidiary, contracts with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures performed in its diagnostic imaging centers. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.

      Radiologix enters into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, it provides management services and receives a fee based on the practice group's professional revenue, including revenue derived outside of its diagnostic imaging centers. Radiologix owns the diagnostic imaging assets and, therefore, receives 100% of the technical reimbursements associated with imaging procedures

      Radiologix has no financial controlling interest in the contracted radiology practices, as defined in Emerging Issues Task Force Issue 97-2 (EITF 97-2); accordingly, it does not consolidate the financial statements of those practices in its consolidated financial statements.

      In connection with our acquisition of Radiologix, the Company changed to a calendar-year basis of reporting financial results. As a requirement of this change under Rule 13a-10 of the Securities and Exchange Act of 1934, the Company is reporting results for November and December 2006 as a separate transition ("stub") period on this Form 10-K/T, with the results for the corresponding period of 2005 presented, (unaudited), for comparative purposes. Also covered in this report are our results previously disclosed in our annual report on Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission on February 6, 2007.

      All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. Ninety-five of our facilities are multi-modality sites, offering various combinations of magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray and fluoroscopy. Thirty-seven of our facilities are single-modality sites, offering either X-ray or MRI. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality sites to help accommodate overflow in targeted demographic areas.

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

      We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended October 31, 2006 and the two months ended December 31, 2006, we derived 58% and 57%, respectively, of our net revenue from MRI and CT scans. Over the past three fiscal years, we have increased net revenue primarily through improvements in net reimbursement, expansions of existing facilities, upgrades in equipment and development of new facilities.

      The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

                                                                      % OF NET REVENUE
                                                      ---------------------------------------------
                                                           YEAR ENDED           TWO MONTHS ENDED
                                                        OCTOBER 31, 2006        DECEMBER 31, 2006
                                                      --------------------    ---------------------
          Insurance (1)                                       41%                      52%
          Managed Care Capitated Payors                       27%                      14%
          Medicare/Medicaid                                   18%                      25%
          Other (2)                                           10%                      7%
          Workers Compensation/Personal Injury                 4%                      2%

     ------------------
      (1) Includes Blue Cross/Blue Shield, which represented 14% of our net revenue for the year ended October 31, 2006, and 18% of our net revenue for the two months ended December 31, 2006.
      (2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

      Our eligibility to provide service in response to a referral often depends on the existence of a contractual arrangement between the radiologists providing the professional medical services or us and the referred patient's insurance carrier or managed care organization. These contracts typically describe the negotiated fees to be paid by each payor for the diagnostic imaging services we provide. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the year ended October 31, 2006, or the two months ended December 31, 2006. Under our capitation agreements, we receive from the payor a pre-determined amount per member, per month. If we do not successfully manage the utilization of our services under these agreements, we could incur unanticipated costs not offset by additional revenue, which would reduce our operating margins.

      The principal components of our fixed operating expenses, excluding depreciation, include professional fees paid to radiologists, except for those radiologists who are paid based on a percentage of revenue, compensation paid to technologists and other facility employees, and expenses related to equipment rental and purchases, real estate leases and insurance, including errors and omissions, malpractice, general liability, workers' compensation and employee medical. The principal components of our variable operating expenses include expenses related to equipment maintenance, medical supplies, marketing, and business development. Because a majority of our expenses are fixed, increased revenue as a result of higher scan volumes per system or improvements in net reimbursement can significantly improve our margins.

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

OUR RELATIONSHIP WITH BRMG

      Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors, and owned approximately 17% of our outstanding common stock at December 31, 2006. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 52 of our facilities under a management agreement with us, and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other facilities. We obtain professional medical services from BRMG, rather than providing such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups.

      Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79% at December 31, 2006, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG.

      As a result of our contractual and operational relationship with BRMG and Dr. Berger, we are required to include BRMG as a consolidated entity in our consolidated financial statements. See "Selected Consolidated Financial Data."

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

      On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services (the "November 2006 Credit Facility"). This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and to provide financing for working capital needs post-acquisition. At December 31, 2006 our outstanding balance was $23,000 for the line of credit. Debt issue costs related to the March 2006 refinancing and line of credit of approximately $5.0 million was written off and was recognized as a loss on the extinguishments of debt with the transaction. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each of the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

      As part of the financing, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

      The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded a reduction of interest expense of approximately $210,000 for the two months ended December 31, 2006. The corresponding liability of $710,000 is included in the other non-current liabilities in the consolidated balance sheet at December 31, 2006. This liability was $920,000 at October 31, 2006.

      Prior to entering into the November 2006 Credit Facility we entered into the following transactions which were replaced by the new credit facility. Effective March 2006, we completed the issuance of a $161 million senior secured credit facility that we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations) (the "March 2006 Credit Facility").. We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs were being amortized on a straight-line basis over 65 months and were classified as Deferred financing costs. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which includes $1.2 million in pre-payment penalty fees that were unpaid as of October 31, 2006 and classified as accrued expenses under current liabilities. The facility provided for a $15 million five-year revolving credit facility, an $86 million term loan due in five years and a $60 million second lien term loan due in six years. The loans were subject to acceleration on December 27, 2007, unless we made arrangements to discharge or extend our outstanding subordinated debentures by that date. Under the terms and conditions of the second lien term loan, subject to achieving certain leverage ratios, we had the right to raise up to $16.1 million in additional funds as part of the second lien term loan for the purposes of redeeming the subordinated debentures. Additionally, we were granted the ability to pursue other funding sources to refinance the subordinated debentures. The loans were payable interest only monthly except for the $86 million term loan that required amortization payments of 1.0% per annum, or $860,000, paid quarterly.

      The revolving credit facility and the $86 million term loan bore interest at a base rate ("base rate" means corporate loans posted by at least 75% of the nation's 30 largest banks as quoted by the Wall Street Journal) plus 2.5%, or at our election, the LIBOR rate plus 4.0% per annum, payable monthly. The $60 million second lien term loan bore interest at the base rate plus 7.0%, or at our election, the LIBOR rate plus 8.5% per annum, payable monthly. The $86 million term loan included amortization payments of 1.0% per annum, payable in quarterly installments of $215,000. Upon the close of the refinancing on March 9, 2006, we utilized approximately $1.5 million of the new $15 million revolving credit facility.

      Under this credit facility, we were subject to various financial covenants including a limitation on capital expenditures, maximum days sales outstanding, minimum fixed charge coverage ratio, maximum leverage ratio and maximum senior leverage ratio. Availability under the $15 million revolving credit facility was governed by the margins calculated under the maximum senior leverage ratio and maximum total leverage ratio covenants.

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

      Our business strategy with regard to operations will focus on the following:

            |X|   Maximizing performance at our existing facilities;
            |X|   Focusing on profitable contracting;
            |X|   Expanding MRI and CT applications
            |X|   Optimizing operating efficiencies; and
            |X|   Expanding our networks

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

SOURCES AND USES OF CASH

      Cash increased during the two months ended December 31, 2006 by $3.2 million.

      Cash provided by operating activities for the two months ended December 31, 2006 was $725,000 compared to $897,000 for the same period in 2005. During the two months ended December 31, 2006, the loss on extinguishments of debt of $7.2 million was offset by an increase in accounts receivable of $1.9 million and a $5.9 million decrease in accounts payable and accrued expenses when compared to the same period in 2005.

      Cash provided by investing activities for the two months ended December 31, 2006 was $9.9 million compared to cash used of $453,000 for the same period in 2005. For the two months ended December 31, 2006 and 2005, we purchased property and equipment for approximately $2.5 million and $453,000, respectively. During the two months ended December 31, 2006, we recorded proceeds from the purchase of Radiologix, net of cash acquired, of $12.7 million, contributions paid for minority investments of $285,000, and proceeds received from the sale of equipment of $19,000.

      Cash used for financing activities for the two months ended December 31, 2006 was $7.4 million compared to $444,000 for the same period in 2005. The primary use of cash during the two months ended December 31, 2006 was related to costs related to the acquisition of Radiologix, the payoff of historical subordinated debentures, notes payable and capital lease obligations, and debt issue costs related to the new financing with GE Commercial Healthcare Financial Services. In addition, cash disbursements in transit increased $3.0 million when compared to the same period in 2005.

CONTRACTUAL COMMITMENTS

      Our future obligations for notes payable, equipment under capital leases, lines of credit, subordinated debentures, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

                                                                                                    THERE
                                   2007          2008         2009         2010        2011         AFTER        TOTAL
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
      Notes payable*             $   3,200    $   3,200    $   3,157    $   2,693    $   2,586    $ 348,778    $ 363,614
      Capital leases*                5,945        5,073        4,292        2,568        1,015           --       18,893
      Operating leases(1)           34,269       31,246       26,817       22,238       15,895       93,632      224,097
      Purchase obligations(2)        1,100           --           --           --           --           --        1,100
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
      Total(3)                   $  44,514    $  39,519    $  34,266    $  27,499    $  19,496    $ 442,410    $ 607,704

-----------------
*  Includes interest.
1  Includes all existing options to extend lease terms
2 Includes a two-year obligation to purchase imaging film from Fuji. We must purchase an aggregate of $4.4 million of film at a rate of approximately $2.2 million per year over the term of the agreement, which will be completed on June 30, 2007.
3 Does not include our obligation under our maintenance agreement with GE Medical Systems described below.

      We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2005 annual service fee was the higher of 3.50% of our adjusted net revenue, or $4,970,000. The fiscal year ended October 31, 2006 annual service rate was the higher of 3.62% of our adjusted net revenue, or $5,393,800. The same arrangement was in effect for the two months ended December 31, 2006. Effective January 1, 2007, we renegotiated our existing agreement adding the Radiologix sites to the service plan. For the first six months of 2007, the annual service fee will be the higher of 2.51% of our net revenue, or $6,201,000. For the second six months of 2007, the annual service fee will be the higher of 2.91% or net revenue, or $7,250,000. For the year ended December 31, 2008, the annual service fee will be the higher of 2.91% of net revenue, or $14,792,000. For the year ended December 31, 2009, the annual service fee will be the higher of 2.93% of net revenue, or $15,187,000. For the year ended December 31, 2010, the annual service fee will be the higher of 2.99% of net revenue, or $15,828,000. For the year ended December 31, 2011, the annual service fee will be the higher of 3.00% of net revenue, or $16,181,000. Quarterly adjustments to annualized service fees will be made for net additions and deletions of systems per a fixed fee schedule per system. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis. We have met or exceeded the minimum required revenue for each of the last three fiscal years. As of December 31, 2006, we owe GE Medical Systems $298,483 for past services under the arrangement for fiscal 2006. This amount was paid in full in January 2007.

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

ACCOUNTS RECEIVABLE

      Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for bad debts based upon any specific payor collection issues that we have identified and our historical experience. For fiscal 2004, 2005 and 2006 our provision for bad debts as a percentage of net revenue (pre-Radiologix acquisition) was 2.8%, 3.4% and 4.7%, respectively. For the two months ended December 31, 2006, our provision for bad debts as a percentage of net revenue was 6.8%.

DEPRECIATION AND AMORTIZATION OF LONG-LIVED ASSETS.

      We expense our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets useful live or the lease term of the facility for which these assets are associated.

DEFERRED TAX ASSETS

      We evaluate the realizability of the net deferred tax assets and assess the valuation allowance periodically. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required. Even though we expect to utilize our net operating loss carry forwards in the future, the last three fiscal year losses and available evidence cause the valuation of our net deferred tax assets to be uncertain in the near term. As of December 31, 2006, we have fully allowed for our net deferred tax assets.

VALUATION OF GOODWILL AND LONG-LIVED ASSETS

      Our net goodwill at December 31, 2006 was $61.6 million. Goodwill is recorded as a result of our acquisition of operating facilities. The operating facilities are grouped by region into reporting units. We evaluate goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.

      Our long-lived assets at December 31, 2006 consist primarily of net property and equipment of $158.5 million. We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets.

      For each of the three years in the period ended October 31, 2006, and the two months ended December 31, 2006, we recorded no impairment of goodwill or property and equipment. However, if our estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of these assets.

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

SIGNIFICANT EVENTS

RADIOLOGIX

      On November 15, 2006, we completed our acquisition of Radiologix, Inc in a stock purchase. Under the terms of the acquisition agreement, Radiologix shareholders received an aggregate consideration of 11,310,950 shares (or 22,621,900 shares before the one-for-two reverse stock split affected in late November 2006) of our common stock and $42,950,000 in cash.

      The total purchase price and the allocation of the estimated purchase price discussed below are preliminary and have not been finalized. The preliminary estimated total purchase price of the merger is as follows:

                                                          (IN THOUSANDS)
        Value of stock given by RadNet to Radiologix*     $       39,400
        Cash                                                      42,950
        Estimated transaction fees and expenses**                 15,208
                                                         ----------------
        Total purchase price                              $       97,558
                                                         ================

(*) Calculated as 11,310,950 shares multiplied by $3.48 (average closing price of $1.74 from June 28, 2006 to July 13, 2006, adjusted for the one-for-two reverse stock split).

(**) Includes $8,274,000 in assumed liabilities of Radiologix, including $3,210,000 in merger and acquisition fees and $5,064,000 in Radiologix bond prepayment penalties.

      Under the purchase method of accounting, the total estimated purchase price as shown above is allocated to Radiologix's net tangible and intangible assets based on their estimated fair values as of the date of acquisition. The purchase price allocation is preliminary and has not been finalized because the valuation of the assets and liabilities has not been completed. The following table summarized the preliminary purchase price allocation at the date of acquisition.

                                                          (IN THOUSANDS)
        Current assets                                    $      114,660
        Property and equipment, net                               86,659
        Identifiable intangible assets                            61,000
        Goodwill                                                  38,508
        Investments in joint ventures                              9,482
        Other assets                                                 999
        Current liabilities                                      (24,150)
        Accrued restructuring charges                               (314)
        Contracts                                                 (8,994)
        Assumption of debt                                      (177,358)
        Long-term liabilities                                     (1,725)
        Minority interests in consolidated subsidiaries           (1,209)
                                                         ----------------
        Total purchase price                              $       97,558
                                                         ================

      We have estimated the fair value of tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the valuation of property and equipment and identifiable intangible assets. The final allocation of the purchase price will be based upon the fair value of Radiologix's assets and liabilities as determined by an external valuation expert and all subsequent adjustments will be recorded to goodwill.

      CASH, MARKETABLE SECURITIES, INVESTMENTS AND OTHER ASSETS: We valued cash, marketable securities, investments and other assets at their respective carrying amounts as we believes that these amounts approximate their current fair values or the fair values.

      IDENTIFIABLE INTANGIBLE ASSETS: We expect identifiable intangible assets acquired to include management service agreements and covenants not to compete. Management service agreements represent the underlying relationships and agreements with certain professional radiology groups. Covenants not to compete are contracts entered into with certain former members of management of Radiologix on the date of acquisition.

Identifiable intangible assets consist of:

                                                                 ESTIMATED
                                              ESTIMATED        AMORTIZATION        ANNUAL
                 (IN THOUSANDS)               FAIR VALUE          PERIOD        AMORTIZATION
                 --------------
          Management service agreements       $   57,880         25 years         $   2,315
          Covenants not to compete                 3,120       1 to 2 years           1,810

      We have determined the preliminary fair value of intangible assets through limited discussions with Radiologix management and a review of certain transaction-related documents prepared by Radiologix management.

      Estimated useful lives for the intangible assets were based on the average contract terms, which are greater than the amortization period that will be used for management contracts. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

      GOODWILL: Approximately $38,508,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, goodwill will not be amortized but instead will be tested for impairment at least annually. We perform this test annually on October 1. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made, which would normally be the fourth quarter. Because this goodwill was established through a stock purchase, no amount is deductible for tax purposes.

      OPERATING LEASES: We assumed certain operating leases for both equipment and facilities. All related historical deferred rent liabilities have been eliminated. The establishment of any assets or liabilities associated with the Company's assumption of these operating leases is contingent upon final analysis from our external valuation experts.

      The following unaudited pro-forma financial information for the year ended October 31, 2006, and the two months ended December 31, 2005 and 2006 represents the combined results of the Company's operations and Radiologix as if the Radiologix acquisition had occurred on November 1, 2005. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

                                           YEAR ENDED              TWO MONTHS ENDED
                                           OCTOBER 31,               DECEMBER 31,
                                              2006              2005              2006
                                              ----              ----              ----

      Net revenue                         $418,650,000       $66,719,000      $65,458,000
      Pro-forma net loss                    (4,963,000)       (1,333,000)     (12,088,000)

      Pro-forma net loss per share              $(0.24)           $(0.06)          $(0.39)

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                                                          FISCAL YEARS ENDED                         TWO MONTHS ENDED
                                                              OCTOBER 31,                               DECEMBER 31,
                                              -------------------------------------------      ----------------------------
                                                   2004           2005          2006               2005            2006
                                              -------------  -------------  -------------      -------------  -------------
                                                                                                (UNAUDITED)
NET REVENUE                                            100%           100%           100%               100%           100%

OPERATING EXPENSES
   Operating expenses                                 77.1%          74.9%          74.7%              75.0%          80.2%
   Depreciation and amortization                      13.1%          12.0%          10.2%              10.8%          10.3%
   Provision for bad debts                             2.8%           3.4%           4.7%               3.2%           6.8%
   Loss (gain) on sale of equipment                    0.0%           0.5%           0.2%               0.0%          -0.1%
   Severance costs                                     0.0%           0.0%           0.0%               0.0%           0.4%
                                              -------------  -------------  -------------      -------------  -------------
       Total operating expenses                       93.0%          90.8%          89.9%              89.1%          97.6%

INCOME FROM OPERATIONS                                 7.0%           9.2%          10.1%              10.9%           2.4%

OTHER EXPENSES (INCOME)                                0.0%           0.0%           0.0%               0.0%           0.0%
   Interest expense                                   12.6%          12.0%          12.6%              11.6%           9.8%
   Loss (gain) on debt extinguishment, net             0.0%          -0.4%           1.3%               0.0%          12.6%
   Other income                                       -0.1%          -0.2%           0.0%              -0.1%          -0.1%
   Other expense                                       1.2%           0.2%           0.5%               0.0%           0.0%
                                              -------------  -------------  -------------      -------------  -------------
       Total other expense                            13.7%          11.7%          14.4%              11.5%          22.3%

LOSS BEFORE INCOME TAXES, MINORITY
   INTERESTS AND EARNINGS FROM
   MINORITY INVESTMENTS                               -6.7%          -2.5%          -4.3%              -0.6%         -19.9%
   Provision for income taxes                         -3.8%           0.0%           0.0%               0.0%           0.0%
   Minority interest in (income) loss of subs         -0.3%           0.0%           0.0%               0.0%          -0.1%
   Earnings from minority investments                  0.0%           0.0%           0.1%               0.0%           0.9%
                                              -------------  -------------  -------------      -------------  -------------
NET  LOSS                                            -10.7%          -2.5%          -4.3%              -0.6%         -19.1%
                                              =============  =============  =============      =============  =============

TWO MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE TWO MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)

      During the two months ended December 31, 2006, we completed our acquisition of Radiologix. The results of Radiologix and its wholly owned subsidiaries have been included in our consolidated financial statements from the date of acquisition.

NET REVENUE

      Net revenue from continuing operations for the two months ended December 31, 2006 was $57.4 million compared to $25.5 million for the two months ended December 31, 2005, an increase of $31.9 million, or 125.1%. Net revenue from the acquisition of Radiologix, effective November 15, 2006, was $30.5 million, and net revenue from five new centers added during calendar 2006 (net of two closed centers) was $1.4 million. On the other hand, our same store net revenue decreased $405,000 when compared to the same period in 2005. The decrease was primarily the result of our Beverly Hills locations in which net revenue decreased $514,000 when compared to the same period in 2005 due to increased competition in the area.

OPERATING EXPENSES

      Operating expenses from continuing operations for the two months ended December 31, 2006 increased approximately $26.8 million, or 140.3%, from $19.1 million for the two months ended December 31, 2005 to $45.9 million for the two months ended December 31, 2006. The following table sets forth our operating expenses for the two months ended December 31, 2005 and 2006 (dollars in thousands):

                                                               TWO MONTHS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                                2005                  2006
                                                          -----------------     -----------------
        Salaries and professional reading fees             $        11,880       $        25,382
        Building and equipment rental                                1,388                 6,112
        General administrative expenses                              5,881                14,539
                                                          -----------------     -----------------
        Total operating expenses                                    19,149                46,033

        Depreciation and amortization                                2,759                 5,907
        Provision for bad debt                                         826                 3,907
        Loss (gain) on sale of equipment, net                          ---                  (38)
        Severance costs                                                ---                   205

      o     SALARIES AND PROFESSIONAL READING FEES

            Salaries and professional reading fees increased $13.5 million, or 340.3%, from the two months ended December 31, 2005 to the two months ended December 31, 2006. During the two months ended December 31, 2006, salaries and professional reading fees were $11.2 million and $0.6 million for Radiologix and the five new centers opened during calendar 2006 (net of two closed centers), respectively. In addition, salaries for the San Fernando Valley Interventional Radiology and Imaging Center, or SFVIR, were $27,000 for the two months ended December 31, 2006. The costs were for the preliminary set up of the facility that opened on March 12, 2007. Same store salaries and professional reading fees increased $0.9 million and $0.8 million, respectively, for the two months ended December 31, 2006 when compared to the same period last year. The majority of the increases were at the sites of Palm Springs and Palm Desert, Modesto, Orange Imaging, Tarzana Advanced and Ventura due to increases in net revenue, and at corporate and the Beverly Hills facilities due to the hiring or retention of key employees or physicians.

      o     BUILDING AND EQUIPMENT RENTAL

            Building and equipment rental expenses increased $4.7 million, or 340.3%, to $6.1 million in the two months ended December 31, 2006 compared to $1.4 million in the two months ended December 31, 2005. During the two months ended December 31, 2006, building and equipment rental expense was $4.0 million and $0.2 million for Radiologix and the five new centers opened during calendar 2006 (net of two closed centers), respectively. In addition, building rent expense for SFVIR was $39,000 for the two months ended December 31, 2006. Same store building and equipment rental expenses increased $114,000 and $347,000, respectively, for the two months ended December 31, 2006 when compared to the same period last year. The increase in building rent was due to normal escalations built into the operating leases, and the increase in equipment rental was primarily due to the increased costs of renting mobile MRI equipment while repairs were being done at our Orange facility.

      o     GENERAL AND ADMINISTRATIVE EXPENSES

            General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement at 3.62% of net revenue for the two-month period. Overall, general and administrative expenses increased $8.7 million, or 147.2%, for the two months ended December 31, 2006 compared to the previous period. During the two months ended December 31, 2006, general and administrative expenses were $7.4 million and $450,000 for Radiologix and the five new centers opened during calendar 2006 (net of two closed centers), respectively. In addition, general and administrative expenses for SFVIR were $26,000 for the two months ended December 31, 2006. Same store general and administrative expenses increased $0.8 million for the two months ended December 31, 2006 when compared to the same period last year. The increase was primarily due to increased expenditures for accounting fees, costs related to repairs at our Orange facility, and employee and marketing expenditures at year-end.

      o     DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased by $3.1 million, or 114.1%, in the two months ended December 31, 2006 when compared to the same period last year. During the two months ended December 31, 2006, depreciation and amortization expense was $3.0 million and $0.2 million for Radiologix and the five new centers opened during calendar 2006 (net of two closed centers), respectively. In addition, depreciation and amortization expense for SFVIR was $34,000 for the two months ended December 31, 2006. Same store depreciation and amortization expense decreased $7,000 for the two months ended December 31, 2006 when compared to the same period last year. Depreciation from same store property and equipment additions during the two months ended December 31, 2006 was offset by historical property and equipment fully depreciating during the same period.

      o     PROVISION FOR BAD DEBT

            Provision for bad debt increased $3.1 million, or 373.0%, in the two months ended December 31, 2006 to $3.9 million compared to $826,000 for the two months ended December 31, 2005. During the two months ended December 31, 2006, the provision for bad debt expense was $2.7 million and $0.1 million for Radiologix and the five new centers opened during calendar 2006 (net of two closed centers), respectively. Radiologix's provision for bad debt is higher due to the large number of hospital-based receivables they possess. Same store provision for bad debt expense increased $0.3 million for the two months ended December 31, 2006 when compared to the same period last year. The increase was primarily due to increased write-offs due to billing issues related to untimely filing, and incomplete or incorrect demographic information collected at the sites.

      o     LOSS (GAIN) ON DISPOSAL OF EQUIPMENT, NET

            During the two months ended December 31, 2006, we recorded a gain of $38,000 on sale of equipment.

      o     SEVERANCE COSTS

            During the two months ended December 31, 2006, we recorded severance costs for Radiologix of $205,000 related to the acquisition.

INTEREST EXPENSE

      Interest expense for the two months ended December 31, 2006 increased approximately $2.6 million, or 86.9%, from the same period in 2005. The increase was primarily due to the increased indebtedness of $360.0 million upon the acquisition of Radiologix.

LOSS (GAIN) ON DEBT EXTINGUISHMENTS, NET

      For the two months ended December 31, 2006, we recognized a loss from extinguishments of debt of $7.2 million. With the acquisition or Radiologix, we paid off existing notes payable and subordinated bond debentures and incurred pre-payment penalties of $2.3 million, and wrote-off deferred financing costs related to prior debt instruments of $4.9 million.

OTHER INCOME

      For the two months ended December 31, 2006 and 2005, we earned other income of $51,000 and $29,000, respectively.

INCOME TAX EXPENSE

      For the two months ended December 31, 2006, we recognized $20,000 in income tax expense related to Radiologix.

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARIES

      For the two months ended December 31, 2006, we recognized $45,000 in minority interest expense related to joint ventures of Radiologix.

EARNINGS FROM MINORITY INVESTMENTS

      For the two months ended December 31, 2006, we recognized earnings from minority investments of $503,000 including $476,000 from investments of Radiologix and $27,000 from an investment in a PET center in Palm Desert, California.

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

      During fiscal 2006, we made more progress in solidifying our financial condition. Effective March 9, 2006, we completed the issuance of a $161 million senior secured credit facility, which we used to refinance substantially all of our existing indebtedness (except for $16.1 million of outstanding subordinated debentures and approximately $5 million of capital lease obligations). We incurred fees and expenses for the transaction of approximately $5.6 million. Debt issue costs were being amortized on a straight-line basis over 65 months and were classified as debt issue costs. In addition, we recorded a net loss on extinguishments of debt of $2.1 million, which included $1.2 million in pre-payment penalty fees that are unpaid as of October 31, 2006 and classified as accrued expenses under current liabilities. See "Financial Condition - Liquidity and Capital Resources."

      At October 31, 2005, October 31, 2006 and December 31, 2006, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weaknesses in the design of internal control over financial reporting: We concluded that we had (i) insufficient processes to identify and resolve non-routine accounting matters such as the identification of off-balance sheet transactions and (2) insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine accounting matters, the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with generally accepted accounting principles. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal control over the accounting for non-routine transactions existed at October 31, 2005, October 31, 2006 and December 31, 2006.

      On November 1, 2006, FRI, Inc., a recently formed wholly-owed subsidiary, entered into an agreement to manage two MRI imaging facilities whose establishment had been financed by Hitachi Capital America Corp. ("HCA"). The facilities had previously been unsuccessful in their operations and HCA asked us to take over their operation. While we indicated we believed we could operate the facilities profitably we also stated there was no way to know for sure. Accordingly, we agreed with HCA that FRI, Inc. would enter into leases for the premises and the equipment for the two locations. These obligations were structured with no recourse to, or guarantees from RadNet, giving us no liability or responsibility beyond FRI, Inc. Because we indicated we would not put any of our funds at risk to finance the operations of the facilities, HCA advanced $100,000 to FRI, Inc. and initially provided reduced lease payments to assist with its liquidity. We agreed with HCA and FRI, that (i) FRI would pay RadNet for management services we would provide to FRI and (ii) BRMG would provide all of the physician services to the operations. We agreed that expenses would be paid in the following order, first to BRMG for providing professional services, then to us for a management fee, then to the operational expenses, including lease fees with any remaining funds to be paid to HCA to reduce lease obligations. We have a right to purchase the equipment for fair market value if we determine the business to be viable. If we find the business is not viable we have no obligations beyond FRI and will either deliver the FRI entity to HCA or close FRI. Since we only recently began operations we have not yet made any determinations as to the long-term status of the project. For the two month period ending December 31, 2006, we did not account for FRI on a consolidated basis. Instead, we recognized the management fees paid to us and professional fees paid to BRMG as revenue, which totaled approximately $30,000 in aggregate for the two month period. No other revenue or expenses of FRI were included in our statements. Upon further review, management believes that proper accounting dictates that FRI should be consolidated. As such, management has decided that in subsequent periods, it will consolidate FRI into RadNet. We have also determined that the error for the two month period is not material to the presentation of our financial statements.

      Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions or the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. On August 1, 2006, we entered into an agreement with MorganFranklin Corporation, a professional service company we believe capable of providing the necessary consulting services, which we believe address the identified weakness. We engaged MorganFranklin, a consulting firm with the requisite accounting expertise, to assist us, from time to time, in the evaluation and application of the appropriate accounting treatment, to provide support in the form of technical analysis related to accounting and financial reporting matters that may arise, and to provide management advice with respect to their preliminary conclusions regarding issues we wish to bring to their attention. To the extent our Chief Financial Officer identifies any non-routine accounting matters, which require resolution, he will contact MorganFranklin and work closely with them, our audit committee and our auditors to resolve any issues. We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during early fiscal 2007 to enhance our technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements. We believe that the engagement of MorganFranklin and use of their services should adequately address the identified weakness. With the acquisition of Radiologix, we have added additional technical accounting staff from their organization, which we believe will further reduce any material weakness.

      The above identified material weakness in internal control was determined by management during our year-end audit to be a material change in our internal control over financial reporting during the quarter ended October 31, 2005.

      In connection with the preparation of our Annual Report on Form 10-K, our management on February 2, 2007, in consultation with our independent registered public accounting firm, Moss Adams LLP, determined we would restate certain of our previously issued financial statements. The adjustments result from management's historical treatment of depreciation expense related to the depreciation of leasehold improvements of our facilities. Although the adjustments to certain prior period financial statements are all non-cash, and do not affect our historical reported revenues, cash flows or cash position for any of the affected fiscal or quarterly periods the adjustments resulted in:

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

NET REVENUE

      Net revenue from continuing operations for fiscal 2006 was $161.0 million compared to $145.6 million for fiscal 2005, an increase of approximately $15.4 million, or 10.6%. The largest net revenue increases were at the following facilities:

                                               FISCAL 06
                                               INCREASE           %
                                             --------------   ---------
              Temecula (5 sites)              $  3,433,000      45.2%
              Tarzana  (2 sites)              $  2,301,000      25.2%
              Palm Springs (6 sites)          $  1,557,000      17.1%

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

OPERATING EXPENSES

      Operating expenses from continuing operations for fiscal 2006 increased approximately $12.5 million, or 9.5%, from $132.2 million in fiscal 2005 to $144.7 million in fiscal 2006. The following table sets forth our operating expenses for fiscal 2005 and 2006 (dollars in thousands):

                                                                     YEAR ENDED OCTOBER 31,
                                                             --------------------------------------
                                                                    2005
                                                               (AS RESTATED)            2006
                                                             -----------------    -----------------
                  Salaries and professional reading fees      $        66,674      $        75,522
                  Building and equipment rental                         7,919                8,811
                  General administrative expenses                      34,419               36,009
                                                             -----------------    -----------------
                  Total operating expenses                            109,012              120,342

                  Depreciation and amortization                        17,536               16,394
                  Provision for bad debt                                4,929                7,626
                  Loss on disposal of equipment, net                      696                  373

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

INTEREST EXPENSE

      Interest expense for fiscal 2006 increased approximately $2.9 million, or 16.4%, from the same period in fiscal 2005. Interest expense is primarily from our outstanding notes payable and capital lease obligations, subordinated bond debentures, related party payables and our outstanding line of credit. The increase was primarily the result of increases in notes payable and capital lease obligations and our mark to market interest rate adjustment of $0.9 million for fiscal 2006 related to the swap arrangement. As part of the March 2006 refinancing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on March 9, 2006. On April 11, 2006, effective April 28, 2006, on $73.0 million (one half of our First and Second Lien Term Loans of $146.0 million), we entered into an interest rate swap fixing the LIBOR rate of interest at 5.47% for a period of three years. Previously, the interest rate on the $73.0 million was based upon a spread over LIBOR, which floats with market conditions. The amount is classified in long-term accrued expenses.

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

NET REVENUE

      Net revenue from continuing operations for fiscal 2005 was $145.6 million compared to $137.3 million for fiscal 2004, an increase of approximately $8.3 million, or 6.0%. The largest net revenue increases were at the following facilities:

                                             FISCAL 05
                                             INCREASE            %
                                           --------------    ---------
            Orange (4 sites)                  $2,383,000        17.6%
            Tarzana (2 sites)                 $1,775,000        24.2%
            Palm Springs (5 sites)            $1,618,000        21.7%
            Temecula (4 sites)                $1,366,000        21.9%

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

OPERATING EXPENSES

      Operating expenses from continuing operations for fiscal 2005 increased approximately $4.5 million, or 3.5%, from $127.7 million in fiscal 2004 to $132.2 million in fiscal 2005. The following table sets forth our operating expenses for fiscal 2004 and 2005 (dollars in thousands):

                                                                   YEAR ENDED OCTOBER 31,
                                                           -------------------------------------
                                                                 2004                2005
                                                           -----------------   -----------------
              Salaries and professional reading fees        $        64,932     $        66,674
              Building and equipment rental                           7,804               7,919
              General administrative expenses                        33,092              34,419
                                                           -----------------   -----------------
              Total operating expenses                              105,828             109,012

              Depreciation and amortization                          17,917              17,536
              Provision for bad debt                                  3,911               4,929
              Loss on disposal of equipment, net                         --                 696

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

MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES

      The following table presents unaudited quarterly operating results for each of our last eight fiscal quarters as well as the transition periods of the two months ended December 31, 2005 and 2006. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. Our acquisition of Radiologix on November 15, 2006 is explained in detail in Note 1 of our consolidated financial statements. %systemro

SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

                                          2005 QUARTER ENDED                                2006 QUARTER ENDED
                                 ----------------------------------------------- -----------------------------------------------
                                    JAN 31      APR 30    JUL 31 (1)   OCT 31      JAN 31       APR 30    JUL 31 (1)    OCT 31
                                 ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Statement of Operations Data:
Net revenue                       $  34,110   $  35,190   $  36,178   $  40,095   $  38,538   $  39,588   $  40,336   $  42,543

Operating expenses                   32,206      32,168      32,088      35,711      34,638      34,820      36,400      38,877

Total other expense                   4,211       3,727       4,236       4,796       4,410       7,469       5,392       5,976

Equity in income of investee              -           -           -           -           -           -         (61)        (22)

Minority interests in (income)
    loss of subs                          -           -           -           -           -           -           -           -

Income tax expense                        -           -           -           -           -           -           -           -

Net income (loss)                    (2,307)       (705)       (146)       (412)       (510)     (2,701)     (1,395)     (2,288)

Basic earnings per share:
  Basic net loss per share (1)        (0.11)      (0.03)      (0.01)      (0.02)      (0.02)      (0.13)      (0.07)      (0.11)

Diluted earnings per share:
  Diluted net loss per share (1)      (0.11)      (0.03)      (0.01)      (0.02)      (0.02)      (0.13)      (0.07)      (0.11)

(continued)

                                     TWO MONTHS ENDED
                                       DECEMBER 31,
                                 -----------------------
                                     2005       2006
                                 (unaudited)
                                 ----------- -----------

Statement of Operations Data:
Net revenue                       $  25,520   $  57,374

Operating expenses                   22,734      56,014

Total other expense                   2,941      12,781

Equity in income of investee              -        (503)

Minority interests in (income)
    loss of subs                          -          45

Income tax expense                        -          20

Net income (loss)                      (155)    (10,983)

Basic earnings per share:
  Basic net loss per share (1)        (0.01)      (0.35)

Diluted earnings per share:
  Diluted net loss per share (1)      (0.01)      (0.35)

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

FORWARD-LOOKING STATEMENTS

      This Transition Report on Form 10-K/T contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect, among other things, management's current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "will," "expects," "should" and similar words and expressions are intended to identify forward-looking statements. Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The factors included in "Risks Relating to Our Business," among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

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

      As part of the financing, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and affiliates (the "Company") as of December 31, 2006 and October 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two moth period ended December 31, 2006 and for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and affiliates as of December 31, 2006 and October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the two month period ended December 31, 2006 and for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Notes 2 and 10 to the consolidated financial statements, effective November 1, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123R, Share-based Payment.

/s/ Moss Adams LLP

Los Angeles, California
April 17, 2007
                                      F-1


                                      RADNET, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS


                                                        October 31,      October 31,      December 31,
                                                            2005             2006             2006
                                                       --------------   --------------   --------------
                                                 ASSETS

CURRENT ASSETS
      Cash and cash equivalents                        $       2,000    $       2,000    $   3,221,000
      Accounts receivable, net                            22,319,000       28,136,000       69,136,000
      Unbilled receivables and other receivables             476,000          948,000          508,000
      Due from affiliates                                          -                -        1,427,000
      Receivable for income taxes                                  -                -        6,464,000
      Other                                                1,799,000        3,603,000        7,518,000
                                                       --------------   --------------   --------------
             Total current assets                         24,596,000       32,689,000       88,274,000
                                                       --------------   --------------   --------------
PROPERTY AND EQUIPMENT, NET                               64,658,000       64,566,000      158,542,000
                                                       --------------   --------------   --------------
OTHER ASSETS
      Accounts receivable, net                             1,267,000        1,079,000        1,150,000
      Goodwill                                            23,099,000       23,099,000       61,607,000
      Other intangible assets                                      -                -       60,484,000
      Deferred costs, net                                          -                -        9,422,000
      Investment in joint ventures                                 -                -       10,125,000
      Debt issue costs, net                                  472,000        5,195,000                -
      Trade name and other                                 3,692,000        4,738,000        4,751,000
                                                       --------------   --------------   --------------
             Total other assets                           28,530,000       34,111,000      147,539,000
                                                       --------------   --------------   --------------
             Total assets                              $ 117,784,000    $ 131,366,000    $ 394,355,000
                                                       ==============   ==============   ==============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Cash disbursements in transit                    $   3,425,000    $     612,000    $   5,099,000
      Line of credit                                      13,341,000                -                -
      Accounts payable and accrued expenses               22,469,000       25,951,000       45,500,000
      Short-term notes expected to be refinanced:
        Notes payable                                     69,066,000                -                -
        Obligations under capital lease                   56,927,000                -                -
      Advance due to related party                                 -          737,000                -
      Notes payable                                        1,101,000        1,162,000        2,969,000
      Obligations under capital leases                     1,697,000        2,410,000        4,626,000
                                                       --------------   --------------   --------------
             Total current liabilities                   168,026,000       30,872,000       58,194,000
                                                       --------------   --------------   --------------

LONG-TERM LIABILITIES
      Subordinated debentures payable                     16,147,000       16,031,000                -
      Line of credit                                               -       12,437,000           22,000
      Notes payable to related party                       3,533,000                -                -
      Notes payable, net of current portion                        -      145,987,000      360,083,000
      Obligations under capital lease, net of
        current portion                                    4,129,000        3,889,000       11,305,000
      Other non-current liabilities                           31,000          944,000       10,493,000
                                                       --------------   --------------   --------------
             Total long-term liabilities                  23,840,000      179,288,000      381,903,000
                                                       --------------   --------------   --------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                 -                -        1,254,000
STOCKHOLDERS' DEFICIT
      Preferred stock - $.0001 par value,
        30,000,000 shares authorized, none issued                  -                -                -
      Common stock - $.0001 par value, 200,000,000
        shares authorized; 21,615,906, 22,985,252 and
        34,973,780 shares issued; 20,703,406,
        22,072,752 and 34,061,281 shares outstanding
        at October 31, 2005, 2006 and December 31,
        2006, respectively                                     2,000            2,000            3,000
      Paid-in-capital                                    101,021,000      103,203,000      146,056,000
      Accumulated other comprehensive income                       -                -          (73,000)
      (Accumulated deficit)                             (174,410,000)    (181,304,000)    (192,287,000)
                                                       --------------   --------------   --------------
                                                         (73,387,000)     (78,099,000)     (46,301,000)
      Less: Treasury stock - 912,500 shares at cost         (695,000)        (695,000)        (695,000)
                                                       --------------   --------------   --------------
        Total stockholders' deficit                      (74,082,000)     (78,794,000)     (46,996,000)
                                                       --------------   --------------   --------------
      Total liabilities and stockholders' deficit      $ 117,784,000    $ 131,366,000    $ 394,355,000
                                                       ==============   ==============   ==============


               The accompanying notes are an integral part of these financial statements.



                                                   RADNET, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               FISCAL YEARS ENDED                         TWO MONTHS ENDED
                                                                   OCTOBER 31,                              DECEMBER 31,
                                                ------------------------------------------------   -------------------------------
                                                     2004             2005             2006             2005             2006
                                                --------------   --------------   --------------   --------------   --------------
                                                                                                     (UNAUDITED)

NET REVENUE                                     $ 137,277,000    $ 145,573,000    $ 161,005,000    $  25,520,000    $  57,374,000

OPERATING EXPENSES
    Operating expenses                            105,828,000      109,012,000      120,342,000       19,149,000       46,033,000
    Depreciation and amortization                  17,917,000       17,536,000       16,394,000        2,759,000        5,907,000
    Provision for bad debts                         3,911,000        4,929,000        7,626,000          826,000        3,907,000
    Loss (gain) on sale of equipment                        -          696,000          373,000                -          (38,000)
    Severance costs                                         -                -                -                -          205,000
                                                --------------   --------------   --------------   --------------   --------------
       Total operating expenses                   127,656,000      132,173,000      144,735,000       22,734,000       56,014,000


INCOME FROM OPERATIONS                              9,621,000       13,400,000       16,270,000        2,786,000        1,360,000

OTHER EXPENSES (INCOME)
    Interest expense                               17,285,000       17,493,000       20,362,000        2,970,000        5,620,000
    Loss (gain) on debt extinguishment, net                 -         (515,000)       2,097,000                -        7,212,000
    Other income                                     (176,000)        (357,000)               -          (29,000)         (51,000)
    Other expense                                   1,657,000          349,000          788,000                -                -
                                                --------------   --------------   --------------   --------------   --------------
       Total other expense                         18,766,000       16,970,000       23,247,000        2,941,000       12,781,000

LOSS BEFORE INCOME TAXES, MINORITY
    INTERESTS AND EARNINGS FROM
    MINORITY INVESTMENTS                           (9,145,000)      (3,570,000)      (6,977,000)        (155,000)     (11,421,000)
    Provision for income taxes                     (5,235,000)               -                -                -          (20,000)
    Minority interest in (income) loss of subs       (351,000)               -                -                -          (45,000)
    Earnings from minority investments                      -                -           83,000                -          503,000
                                                --------------   --------------   --------------   --------------   --------------
NET LOSS                                        $ (14,731,000)   $  (3,570,000)   $  (6,894,000)   $    (155,000)   $ (10,983,000)
                                                ==============   ==============   ==============   ==============   ==============

BASIC AND DILUTED NET LOSS PER SHARE            $       (0.72)   $       (0.17)   $       (0.33)   $       (0.01)   $       (0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING                20,553,406       20,603,955       21,013,957       20,703,406       30,972,282
    Basic and diluted


                             The accompanying notes are an integral part of these financial statements.


                                       RADNET, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              YEARS ENDED OCTOBER 31, 2004, 2005, 2006, AND TWO MONTHS ENDED DECEMBER 31, 2006


                                    Common Stock $.0001 par
                                   value, 200,000,000 shares
                                         authorized                              Treasury stock, at cost
                                  --------------------------      Paid-in      --------------------------
                                      Shares       Amount 1      Capital 1       Shares 1        Amount
                                  -------------   ----------   -------------   -------------   ----------
BALANCE - OCTOBER 31, 2003          21,465,906    $   2,000    $ 100,856,000       (912,500)   $ (695,000)

  Issuance of warrant                        -            -          108,000              -             -
  Net loss                                   -            -                -              -             -

                                  ------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2004          21,465,906        2,000      100,964,000       (912,500)     (695,000)

  Issuance of common stock             150,000            -           57,000              -             -
  Net loss                                   -            -                -              -             -

                                  ------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2005          21,615,906        2,000      101,021,000       (912,500)     (695,000)

  Exercise of warrant                        -            -          110,000              -             -
  Issuance of warrant                1,290,062            -        1,451,000              -             -
  Exercise of options                   56,084            -           46,000              -             -
  Conversion of bonds                   23,200            -          116,000              -             -
  Share-based payments                       -            -          459,000              -             -
  Net loss                                   -            -                -              -             -

                                  ------------------------------------------------------------------------
BALANCE - OCTOBER 31, 2006          22,985,252        2,000      103,203,000       (912,500)     (695,000)

  Issuance of common stock
    to shareholders of
    Radiologix                      11,310,950        1,000       39,399,000              -             -
  Issuance of common stock
    upon conversion of bonds           674,600            -        3,373,000              -             -
  Issuance of common stock
    upon exercise of stock
    options                              3,125            -            3,000              -             -
  Stock split partial shares              (147)           -                -              -             -
  Share-based payments                       -            -           78,000              -             -
  Unrealized loss on the change
    in fair value of cash flow
    hedging                                  -            -                -              -             -
  Net loss                                   -            -                -              -             -

                                  ------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2006         34,973,780    $   3,000    $ 146,056,000       (912,500)   $ (695,000)
                                  ========================================================================

(continued)

                                                                      Total
                                   Accumulated      Unrealized    Stockholders'   Comprehensive
                                     Deficit           loss          Deficit           Loss
                                  -------------   -------------   -------------   -------------
BALANCE - OCTOBER 31, 2003        $(156,109,000)  $          -    $ (55,946,000)  $          -

  Issuance of warrant                         -              -          108,000              -
  Net loss                          (14,731,000)             -      (14,731,000)    (14,731,000)

                                  -------------------------------------------------------------
BALANCE - OCTOBER 31, 2004         (170,840,000)             -      (70,569,000)    (14,731,000)

  Issuance of common stock                    -              -           57,000               -
  Net loss                           (3,570,000)             -       (3,570,000)     (3,570,000)

                                  -------------------------------------------------------------
BALANCE - OCTOBER 31, 2005         (174,410,000)             -      (74,082,000)     (3,570,000)

  Exercise of warrant                         -              -          110,000               -
  Issuance of warrant                         -              -        1,451,000               -
  Exercise of options                         -              -           46,000               -
  Conversion of bonds                         -              -          116,000               -
  Share-based payments                        -              -          459,000               -
  Net loss                           (6,894,000)             -       (6,894,000)     (6,894,000)

                                  -------------------------------------------------------------
BALANCE - OCTOBER 31, 2006         (181,304,000)             -      (78,794,000)     (6,894,000)

  Issuance of common stock
    to shareholders of
    Radiologix                                -              -       39,400,000               -
  Issuance of common stock
    upon conversion of bonds                  -              -        3,373,000               -
  Issuance of common stock
    upon exercise of stock
    options                                   -              -            3,000               -
  Stock split partial shares                  -              -                -               -
  Share-based payments                        -              -           78,000               -
  Unrealized loss on the change
    in fair value of cash flow
    hedging                                   -         (73,000)        (73,000)       (73,000)
  Net loss                          (10,983,000)              -     (10,983,000)   (10,983,000)

                                  -------------------------------------------------------------
BALANCE - DECEMBER 31, 2006       $(192,287,000)  $     (73,000)  $ (46,996,000)  $(11,056,000)
                                  =============================================================

1     All share information is restated for all periods presented to reflect the decrease in common shares outstanding resulting from the one-for-two reverse common stock split effected November 28, 2006 In addition, common stock and paid-in-capital amounts were restated to reflect the decrease in the par value of common stock to $.0001 per share


                 The accompanying notes are an integral part of these financial statements.


                                                   RADNET, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               FISCAL YEARS ENDED                         TWO MONTHS ENDED
                                                                   OCTOBER 31,                              DECEMBER 31,
                                                ------------------------------------------------   -------------------------------
                                                     2004             2005             2006             2005             2006
                                                --------------   --------------   --------------   --------------   --------------
 CASH FLOWS FROM OPERATING ACTIVITIES                                                               (UNAUDITED)

     Net loss                                   $ (14,731,000)   $  (3,570,000)   $  (6,894,000)  $     (155,000)   $ (10,983,000)
     Adjustments to reconcile net loss to net
       cash flows from operating activities:
     Depreciation and amortization                 17,917,000       17,536,000       16,394,000        2,759,000        5,907,000
     Provision for bad debts and allowance
       adjustments                                  3,911,000        4,929,000        7,626,000          826,000        3,907,000
     Minority interests in consolidated
       subsidiaries                                   351,000                -                -                -           45,000
     Equity in earnings of minority investments             -                -          (83,000)               -         (503,000)
     Distributions from minority investments                -                -                -                -          179,000
     Deferred income tax expense                    5,235,000                -                -                -                -
     Deferred financing cost interest expense               -          204,000          710,000           21,000          233,000
     Net loss(gain) on disposal of assets              27,000          696,000          373,000                -          (38,000)
     Loss (gain) on extinguishment of debt            (34,000)        (430,000)       2,097,000                -        4,939,000
     Accrued interest expense and interest
       related to swap                              6,565,000        1,044,000        1,366,000          189,000        2,426,000
     Refinancing fees and pre-payment penalties             -                -                -                -        2,273,000
     Employee stock compensation                            -                -          459,000           28,000           78,000
     Amortization of tenant improvements and
       other cotracts                                       -                -           98,000                -          (46,000)
     Changes in operating assets and liabilities:
         Accounts receivable                        1,696,000       (6,617,000)     (13,254,000)      (1,200,000)      (3,146,000)
         Unbilled receivables                        (786,000)         490,000         (473,000)         334,000          441,000
         Other current assets                               -                -                -           63,000          621,000
         Other assets                                (286,000)      (2,572,000)      (1,973,000)        (229,000)       2,077,000
         Accounts payable and accrued expenses     (2,811,000)        (570,000)       3,805,000       (1,739,000)      (7,685,000)
                                                --------------   --------------   --------------   --------------   --------------
           Net cash provided by operating
             activities                            17,054,000       11,140,000       10,251,000          897,000          725,000
                                                --------------   --------------   --------------   --------------   --------------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of imaging facilities                   (35,000)               -       (4,092,000)               -                -
     Purchase of property and equipment            (3,774,000)      (4,063,000)      (9,452,000)        (453,000)      (2,513,000)
     Purchase of Radiologix, net of cash
       acquired                                             -                -                -                -       12,708,000
     Contributions to minority investments                  -                -                -                -         (285,000)
     Proceeds from sale of equipment                        -           65,000           47,000                -           19,000
                                                --------------   --------------   --------------   --------------   --------------
           Net cash provided (used) by
             investing activities                   (3,809,000)      (3,998,000)     (13,497,000)        (453,000)       9,929,000
                                                --------------   --------------   --------------   --------------   --------------
 CASH FLOWS FROM FINANCING ACTIVITIES
     Cash disbursements in transit                   (317,000)         889,000       (2,813,000)       1,511,000        4,488,000
     Principal payments on notes and leases       (13,247,000)     (14,146,000)      (6,962,000)      (3,070,000)        (708,000)
     Repayment of debt upon extinguishments                 -                -     (141,242,000)               -     (348,411,000)
     Proceeds from borrowings upon refinancing              -                -      146,468,000                -      360,000,000
     Proceeds from borrowings on notes payable &
       revolving credit                             1,000,000        4,746,000       11,425,000        1,115,000                -
     Proceeds from borrowings from line of credit           -        1,370,000          737,000                -        4,918,000
     Debt issue costs                                       -                -       (5,864,000)               -       (9,655,000)
     Purchase of subordinated debentures              (60,000)               -                -                -                -
     Joint venture distributions                     (650,000)               -                -                -                -
     Payments on notes to related party                     -                -                -                -         (737,000)
     Payments on line of credit                             -                -                -                -      (17,333,000)
     Proceeds from issuance of common stock                 -                -        1,497,000                -            3,000
                                                --------------   --------------   --------------   --------------   --------------
           Net cash provided (used) by
             financing activities                 (13,274,000)      (7,141,000)       3,246,000         (444,000)      (7,435,000)
                                                --------------   --------------   --------------   --------------   --------------
 NET INCREASE (DECREASE) IN CASH                      (29,000)           1,000                -                -        3,219,000
 CASH, BEGINNING OF PERIOD                             30,000            1,000            2,000            2,000            2,000
                                                --------------   --------------   --------------   --------------   --------------
 CASH, END OF PERIOD                            $       1,000    $       2,000    $       2,000    $       2,000    $   3,221,000
                                                ==============   ==============   ==============   ==============   ==============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest   $  10,686,000    $  16,073,000    $  18,392,000    $   2,894,000    $   3,229,000


                             The accompanying notes are an integral part of these financial statements.

                                                                F-4

                          RADNET, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED OCTOBER 31, 2004, 2005, 2006,
            AND FOR THE TWO MONTHS ENDED DECEMBER 31, 2005, AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      We entered into capital leases or financed equipment through notes payable for approximately $9,351,000, $4,781,000 and $4,009,000 for the years ended October 31, 2004, 2005 and 2006, respectively. For the two months ended December 31, 2005 and 2006, we entered into capital leases or financed equipment through notes payable for approximately $-0- and $6,000,000, respectively. In addition, the Company converted approximately $4.2 million of equipment leases assumed in a business combination with Radiologix (Note 1) from an operating to capital lease during the two months ended December 31, 2006.

      As part of the acquisition of Radiologix, the Company acquired net property and equipment of approximately $86.7 million, investments in joint ventures of approximately $9.5 million, identifiable intangible assets of approximately $61.0 million, other assets of $0.1 million, and total assumed liabilities, debt and minority interests in consolidated subsidiaries of approximately $213.8 million. In addition, the Company issued 11,310,950 shares of common stock in exchange for existing shares of Radiologix common stock increasing equity by approximately $39,400,000.

      On December 15, 2006, the Company retired all of its outstanding bond debentures of approximately $15.8 million. Approximately $3.4 million of this amount was converted to equity. The entire amount was included in the financing for the purchase of Radiologix in November 2006.

      On November 15, 2006, the Company converted its accrued liability for prepayment penalties of approximately $1.3 million related to the GE March 2006 refinancing to a note payable due in equal monthly installments over the next three years.

                           RADNET, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

      RadNet, Inc. or RadNet (formerly Primedex Health Systems, Inc.), was incorporated on October 21, 1985. Since its acquisition of Radiologix on November 15, 2006, the Company operates a group of regional networks comprised of 132 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

      The results of operations of Radiologix and its wholly owned subsidiaries have been included in the consolidated financial statements from the date of acquisition. The consolidated financial statements also include the accounts of Radnet, Inc., Radnet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III, or BRMG, which is a professional corporation, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc., or DIS, all wholly owned subsidiaries of RadNet Management.

      The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among, BRMG, Dr. Berger, our CEO, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in EITF 97-2. Medical services and supervision at most of our California imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. Radnet provides non-medical, technical and administrative services to BRMG for which they receive a management fee.

      Radiologix, our wholly-owned subsidiary, contracts with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures performed in its diagnostic imaging centers. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.

      Radiologix enters into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, it provides management services and receives a fee based on the practice group's professional revenue, including revenue derived outside of its diagnostic imaging centers. Radiologix owns the diagnostic imaging assets and, therefore, receives 100% of the technical reimbursements associated with imaging procedures.

      Radiologix has no financial controlling interest in the contracted radiology practices, as defined in Emerging Issues Task Force Issue 97-2 (EITF 97-2); accordingly, it does not consolidate the financial statements of those practices in its consolidated financial statements.

      In connection with our acquisition of Radiologix, we changed to a calendar-year basis of reporting financial results. As a requirement of this change under Rule 13a-10 of the Securities and Exchange Act of 1934, we are reporting results for November and December 2006 as a separate transition ("stub") period on this Form 10-K/T, with the results for the corresponding period of 2005 presented (unaudited) for comparative purposes. The 2005 consolidated financial statements (unaudited) do not include all disclosures associated with the annual consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and are of a normal recurring nature. Also covered in this report are our results previously disclosed in our annual report on Form 10-K for the year ended October 31, 2006 filed with the Securities and Exchange Commission on February 6, 2007.

BUSINESS ACQUISITION

      On November 15, 2006, we completed our acquisition of Radiologix, Inc in a stock purchase. Under the terms of the acquisition agreement, Radiologix shareholders received an aggregate consideration of 11,310,950 shares (or 22,621,900 shares before the one-for-two reverse stock split affected in late November 2006) of our common stock and $42,950,000 in cash.

      The total purchase price and the allocation of the estimated purchase price discussed below are preliminary and have not been finalized. The preliminary estimated total purchase price of the merger is as follows:

                                                          (IN THOUSANDS)
                                                        ------------------
        Value of stock given by RadNet to Radiologix*   $          39,400
        Cash                                                       42,950
        Estimated transaction fees and expenses**                  15,208
                                                        ------------------
        Total purchase price                            $          97,558
                                                        ==================

(*) Calculated as 11,310,950 shares multiplied by $3.48 (average closing price of $1.74 from June 28, 2006 to July 13, 2006, adjusted for the one-for-two reverse stock split).

(**) Includes $8,274,000 in assumed liabilities of Radiologix, including $3,210,000 in merger and acquisition fees and $5,064,000 in Radiologix bond prepayment penalties.

      Under the purchase method of accounting, the total estimated purchase price as shown above is allocated to Radiologix's net tangible and intangible assets based on their estimated fair values as of the date of acquisition. The purchase price allocation is preliminary and has not been finalized because the valuation of the assets and liabilities has not been completed. The following table summarized the preliminary purchase price allocation at the date of acquisition.

                                                          (IN THOUSANDS)
                                                        ------------------
        Current assets                                  $         114,660
        Property and equipment, net                                86,659
        Identifiable intangible assets                             61,000
        Goodwill                                                   38,508
        Investments in joint ventures                               9,482
        Other assets                                                  999
        Current liabilities                                       (24,150)
        Accrued restructuring charges                                (314)
        Contracts                                                  (8,994)
        Assumption of debt                                       (177,358)
        Long-term liabilities                                      (1,725)
        Minority interests in consolidated
          subsidiaries                                             (1,209)
                                                        ------------------
        Total purchase price                            $          97,558
                                                        ==================

      We have estimated the fair value of tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the valuation of property and equipment and identifiable intangible assets. The final allocation of the purchase price will be based upon the fair value of Radiologix's assets and liabilities as determined by an external valuation expert and all subsequent adjustments will be recorded to goodwill.

      CASH, MARKETABLE SECURITIES, INVESTMENTS AND OTHER ASSETS: We valued cash, marketable securities, investments and other assets at their respective carrying amounts as we believes that these amounts approximate their current fair values or the fair values.

      IDENTIFIABLE INTANGIBLE ASSETS: We expect identifiable intangible assets acquired to include management service agreements and covenants not to compete. Management service agreements represent the underlying relationships and agreements with certain professional radiology groups. Covenants not to compete are contracts entered into with certain former members of management of Radiologix on the date of acquisition.

Identifiable intangible assets consist of:

                                                      ESTIMATED
                                        ESTIMATED    AMORTIZATION      ANNUAL
             (IN THOUSANDS)             FAIR VALUE      PERIOD      AMORTIZATION
             --------------             ----------   ------------   ------------
        Management service agreements   $   57,880     25 years     $      2,315
        Covenants not to compete             3,120   1 to 2 years          1,810

      We have determined the preliminary fair value of intangible assets through limited discussions with Radiologix management and a review of certain transaction-related documents prepared by Radiologix management.

      Estimated useful lives for the intangible assets were based on the average contract terms, which are greater than the amortization period that will be used for management contracts. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

      GOODWILL: Approximately $38,508,000 has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill will not be amortized but instead will be tested for impairment at least annually. We perform this test annually on October 1. In the event that the management of the combined company determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made, which would normally be the fourth quarter. Because this goodwill was established through a stock purchase, no amount is deductible for tax purposes.

      OPERATING LEASES: We assumed certain operating leases for both equipment and facilities. All related historical deferred rent liabilities have been eliminated. The establishment of any assets or liabilities associated with the Company's assumption of these operating leases is contingent upon final analysis from our external valuation experts.

      The following unaudited pro-forma financial information for the year ended October 31, 2006, and the two months ended December 31, 2005 and 2006 represents the combined results of the Company's operations and Radiologix as if the Radiologix acquisition had occurred on November 1, 2005. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

                                       YEAR ENDED          TWO MONTHS ENDED
                                       OCTOBER 31,           DECEMBER 31,
                                          2006            2005          2006
                                          ----            ----          ----

        Net revenue                   $418,650,000    $66,719,000   $65,458,000
        Pro-forma net loss              (4,963,000)    (1,333,000)  (12,088,000)

        Pro-forma net loss per share        $(0.24)        $(0.06)       $(0.39)

LIQUIDITY AND CAPITAL RESOURCES

      On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and to provide financing for working capital needs post-acquisition. Debt issue costs related to the March 2006 refinancing and line of credit of approximately $5.0 million was written off and was recognized as a loss on the extinguishments of debt with the transaction. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

      As part of the financing, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

      The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded a reduction of interest expense of approximately $210,000 for the two months ended December 31, 2006. The corresponding liability of $710,000 is included in the other non-current liabilities in the consolidated balance sheet at December 31, 2006. This liability was $920,000 at October 31, 2006

      Prior to November 2006, we entered into various other financing arrangements in order to improve our working capital and meet our obligations as they became due (see Note 7).

      We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties. Historically, our principal sources of liquidity have been funds available for borrowing under our existing lines of credit, now with General Electric Capital Corporation. We finance the acquisition of equipment mainly through capital and operating leases. As of December 31, 2006 and October 31, 2006, our line of credit liabilities were $22,000 and $12.4 million, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The operating activities of subsidiaries are included in the accompanying consolidated financial statements from the date of acquisition. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances have been eliminated in consolidation.

      USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management's control. As a result, actual amounts could materially differ from these estimates.

      REVENUE RECOGNITION - Our consolidated net revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue.

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

      The following table summarizes net revenue for the following periods:

                                               YEARS ENDED                   TWO MONTHS ENDED
                                               OCTOBER 31,                     DECEMBER 31,
                              ---------------------------------------------   -------------
                                  2004            2005            2006            2006
                              -------------   -------------   -------------   -------------
      Net patient service     $ 103,271,000   $ 107,324,000   $ 118,045,000   $  49,143,000
      Capitation                 34,006,000      38,249,000      42,960,000       8,231,000
                              -------------   -------------   -------------   -------------
      Net revenue             $ 137,277,000   $ 145,573,000   $ 161,005,000   $  57,374,000
                              =============   =============   =============   =============

      Accounts receivable are primarily amounts due under fee-for-service contracts from third party payors, such as insurance companies and patients and government-sponsored healthcare programs. Receivables from government agencies made up approximately 24.0% and 26.4% of accounts receivable at October 31, 2006 and December 31, 2006, respectively.

      Accounts receivable as of December 31, 2006 are presented net of allowances of approximately $117,391,000, of which $115,168,000 is included in current and $2,223,000 is included in noncurrent. Accounts receivable as of October 31, 2006, are presented net of allowances of approximately $60,043,000, of which $57,826,000 is included in current and $2,217,000 is included in noncurrent.

      Included in allowances as of December 31, 2006 are allowances for bad debts of approximately $8,486,000, of which $8,432,000 is included in current and $54,000 is included in noncurrent. Included in allowances as of October 31, 2006 are allowances for bad debts of approximately $1,490,000, of which $1,436,000 is included in current and $54,000 is included in noncurrent.

      CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.

      With respect to accounts receivable, we routinely assess the financial strength of our customers and third-party payors and, based upon factors surrounding their credit risk, establish a provision for bad debt. Net revenue by payor for the following periods was:

                                                   NET REVENUE
                                 -----------------------------------------------
                                          YEARS ENDED          TWO MONTHS ENDED
                                          OCTOBER 31,            DECEMBER 31,
                                          -----------            ------------
                                    2004     2005     2006           2006
                                    ----     ----     ----           ----

      Capitation contracts          24.8%    26.3%    26.7%          14.4%
      HMO/PPO/Managed care          21.3%    21.7%    23.7%          28.6%
      Medicare                      13.6%    14.9%    15.0%          22.2%
      Blue Cross/Shield/Champus     13.2%    14.6%    14.4%          18.1%
      Special group contract        12.3%    9.2%     8.2%            1.4%
      Commercial insurance          4.9%     4.2%     3.0%            3.0%
      Workers compensation          3.8%     2.8%     2.4%            2.0%
      Medi-Cal                      2.6%     2.9%     3.5%            3.3%
      Other                         3.5%     3.4%     3.1%            7.0%

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

      GOODWILL - Goodwill at December 31, 2006 totaled $61.6 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. For each of the two month periods ended December 31, 2006 we recorded no impairment loss related to goodwill. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

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

      UNINSURED RISKS - The Company maintains a high deductible insurance program for workers' compensation. The liability is based on the Company's estimate of losses for claims incurred but unpaid. Funding is made directly to the providers and/or claimants through a third party administrator. To guarantee performance under the workers' compensation program, the Company maintains a cash collateral account with the administrator. The cash collateral account is restricted as security for potential claims. The Company has recorded restricted cash of approximately $1.3 million, $1.3 million and $1.2 million as of December 31, 2006, October 31, 2006 and 2005, respectively. These amounts are included in the other current assets balance sheet line item. At December 31, 2006 and October 31, 2006 and 2005, the Company has recorded a reserve of approximately $262,000, $212,000 and $185,000, respectively, for potential losses on existing claims as such amounts are believed to be probable and reasonably estimable.

      EQUITY BASED COMPENSATION -We have three long-term incentive stock option plans. The 1992 plan has not issued options since the inception of the 2000 plan and the 2000 plan has not issued options since the adoption of the 2006 plan. The 2006 plan reserves 1,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, we have issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and have also issued stock under the plans. Employee stock options generally vest over three to five years and expire five to ten years from date of grant.

      As of November 1, 2005, we adopted SFAS No. 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all options were valued using a Black-Scholes model.

      The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation within operating expenses with the same line item as the majority of the cash compensation paid to employees

      SEGMENTS OF AN ENTERPRISE - The Company reports segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Under SFAS 131 all publicly traded companies are required to report certain information about the operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in a single business segment and operates only in the United States.

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes.

      In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive income are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

      COMPREHENSIVE INCOME - SFAS No. 130 REPORTING COMPREHENSIVE INCOME establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the change in fair value of the Company's cash flow hedging activities to be included in comprehensive income. The components of comprehensive loss are included in the consolidated statement of stockholders equity.

      RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation. These changes have no effect on net income.

      EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, and includes the effect of the one-for-two reverse stock split effective November 28, 2006, as follows:

                                                                 FISCAL YEARS ENDED                      TWO MONTHS ENDED
                                                                    OCTOBER 31,                            DECEMBER 31,
                                                    -------------------------------------------    ----------------------------
                                                        2004            2005          2006             2005            2006
                                                    -------------  -------------  -------------    -------------  -------------
                                                                                                    (unaudited)
Net loss                                            $(14,731,000)  $ (3,570,000)  $ (6,894,000)    $   (155,000)  $(10,983,000)

BASIC EARNINGS (LOSS) PER SHARE
Weighted average number of common shares
outstanding during the year                           20,553,406     20,603,955     21,013,957       20,703,406     30,972,282
                                                    -------------  -------------  -------------    -------------  -------------
Basic earnings (loss) per share:
Basic loss per share                                $      (0.72)  $      (0.17)  $      (0.33)    $      (0.01)  $      (0.35)
                                                    -------------  -------------  -------------    -------------  -------------
DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of common shares
outstanding during the year                           20,553,406     20,603,955     21,013,957       20,703,406     30,972,282
                                                    -------------  -------------  -------------    -------------  -------------
Add additional shares issuable upon exercise of
stock options and warrants                                     -              -              -                -              -
                                                    -------------  -------------  -------------    -------------  -------------
Weighted average number of common shares used
in calculating diluted earnings per share             20,553,406     20,603,955     21,013,957       20,703,406     30,972,282
                                                    -------------  -------------  -------------    -------------  -------------
Diluted earnings (loss) per share:
Diluted loss per share                              $      (0.72)  $      (0.17)  $      (0.33)    $      (0.01)  $      (0.35)
                                                    -------------  -------------  -------------    -------------  -------------

      For the fiscal years ended October 31, 2004, 2005 and 2006, and the two months ended December 31, 2005 and 2006, we excluded all options, warrants and convertible debentures in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

      INVESTMENT IN JOINT VENTURES - The Company has eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. The Company's investments in these joint ventures are accounted for under the equity method. Total assets at December 31, 2006 include notes receivable from certain unconsolidated joint ventures aggregating $835,000. Interest income related to these notes receivable was approximately $13,000 for the two months ended December 31, 2006. The Company also received management service fees of $456,000 for the two months ended December 31, 2006, in connection with operating the centers underlying these joint ventures.

      The following table is a summary of key financial data for these joint ventures as of and for the two months ended December 31 2006:

                Current assets                 $ 18,685,000
                Noncurrent assets                10,742,000
                Current liabilities               2,311,000
                Noncurrent liabilities              977,000
                Minority interest                10,125,000
                Net revenue                       9,547,000
                Net income                     $  2,077,000

      VARIABLE INTEREST ENTITIES - In January 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 41 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

      In general, a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. However, FIN 46 specifically excludes a VIE that is a business if the variable interest holder did not participate significantly in the design or redesign of the entity.

      The Company reviewed its investment in unconsolidated joint ventures obtained through the acquisition of Radiologix and contracted radiology practice arrangements as of December 31, 2006 and under the provisions of FIN 46 and has determined that none of its arrangements or investments meet the definition of a variable interest entity.

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

NOTE 4 - PROPERTY AND EQUIPMENT

      Property and equipment and accumulated depreciation and amortization are as follows:

                                                                OCTOBER 31,                DECEMBER 31,
                                                      -------------------------------     --------------
                                                           2005             2006               2006
                                                      --------------   --------------     --------------
      Buildings                                       $     600,000    $     600,000      $   1,465,000
      Medical equipment                                  21,956,000      107,729,000        220,914,000
      Office equipment, furniture and fixtures            7,587,000       13,371,000         67,693,000
      Leasehold improvements                             28,313,000       33,453,000         88,104,000
      Equipment under capital lease                      96,438,000       11,110,000         21,551,000
                                                      --------------   --------------     --------------
                                                        154,894,000      166,263,000        399,727,000
      Accumulated depreciation and amortization         (90,236,000)    (101,697,000)      (241,185,000)
                                                      --------------   --------------     --------------
                                                      $  64,658,000    $  64,566,000      $ 158,542,000
                                                      --------------   --------------     --------------

      Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the fiscal years ended October 31, 2004, 2005 and 2006, and the two months ended December 31, 2005 and 2006 was $17,649,000, $17,301,000 and $16,244,000, and $2,734,000 and
$5,391,000, respectively

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill is recorded at cost of $67,652,000 less accumulated amortization of $6,045,000 at December 31, 2006.

      Upon the adoption of SFAS No. 142, we discontinued amortization of goodwill effective November 1, 2001. Thus, for the fiscal years ended October 31, 2004, 2005 and 2006, and the two months ended December 31, 2006, no adjustment to amortization expense is necessary when comparing net income and earnings per share.

      Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix and are recorded at cost of $61,000,000 less accumulated amortization of $516,000 at December 31, 2006. Amortization expense for the two months ended December 31, 2006 was $516,000. Intangible assets are amortized using the straight-line method over 25 years.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                    OCTOBER 31,                 DECEMBER 31,
                                           -------------------------------     --------------
                                                2005            2006                2006
                                           --------------   --------------     --------------
      Accounts payable                     $   9,001,000    $  11,157,000      $  17,935,000
      Accrued expenses                         7,371,000        8,953,000         16,610,000
      Accrued payroll and vacation             4,226,000        5,025,000          3,612,000
      Accrued professional fees                  693,000          533,000          8,105,000
      Accrued patient services payable         1,209,000        1,227,000            782,000
      Contracts                                       --               --          8,949,000
                                           --------------   --------------     --------------
        Total                                 22,500,000       26,895,000         55,993,000
                                           --------------   --------------     --------------
          Less long-term portion                 (31,000)        (944,000)       (10,493,000)
                                           --------------   --------------     --------------
                                           $  22,469,000    $  25,951,000      $  45,500,000
                                           ==============   ==============     ==============

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

NOTE 7 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES

      Notes payable, long-term debt, line of credit and capital lease obligations consist of the following:

                                             OCTOBER 31,     OCTOBER 31,        DECEMBER 31,
                                                2005            2006                2006
                                           --------------   --------------     --------------
      Revolving lines of credit            $  13,341,000    $  12,437,000      $      22,000
      Notes payable at interest rates
      ranging from 8.8% to 13.5%, due
      through 2009, collateralized by
      medical equipment                       71,940,000      147,149,000        363,052,000

      Obligations under capital leases
      at interest rates ranging from 9.1%
      to 13.0%, due through 2010,
      collateralized by medical and office
      equipment                               62,753,000        6,299,000         15,931,000
                                           --------------   --------------     --------------
                                             148,034,000      165,885,000        379,005,000
      Less: discount on notes payable         (1,773,000)              --                 --
      Less: current portion                 (142,132,000)      (3,572,000)        (7,595,000)
                                           --------------   --------------     --------------
                                           $   4,129,000    $ 162,313,000      $ 371,410,000
                                           ==============   ==============     ==============

      On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. This facility was used to finance our acquisition of Radiologix, (Note 2) refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and to provide financing for working capital needs post-acquisition. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. As of November 15, 2006, aggregate borrowings under the credit facility were $4.3 million. As of December 31, 2006, aggregate borrowings under the credit facility was $22,000. We accounted for the refinancing of our existing indebtedness as an extinguishment of a liability. As a result, we recognized a loss on extinguishment in November 2006 of approximately $4.9 million, primarily comprised of debt issue costs related to our March 2006 refinancing, described below. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

DERIVATIVE FINANCIAL INSTRUMENTS

      As part of the November 2006 financing, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement.

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

      On November 15, 2006, we converted our accrued liability for prepayment penalties of approximately $1.3 million related to our GE March 2006 refinancing to a note payable due in equal monthly installments over the next three years at an annual interest rate of 8.4%.

      The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Deficit. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded a reduction of interest expense of approximately $210,000 for the two months ended December 31, 2006. The corresponding liability of $710,000 is included in the other non-current liabilities in the consolidated balance sheet at December 31, 2006. This liability was $920,000 at October 31, 2006.

INTEREST AND PRINCIPAL REPAYMENTS

      General Electric Capital Corporation's prime rate on December 31, 2006 was 10.25%. For the two months ended December 31, 2005 and 2006, the weighted average interest rates on short-term borrowings were 8.6% and 10.4% respectively.

      The following annual principal maturities of notes payable and long-term obligations exclusive of capital leases and repayments on our revolving credit facilities for future years ending December 31, 2006 are adjusted to reflect the November 2006 refinancing. See refinancing described above under the caption "$405 million Senior Secured Credit Facility - November 15, 2006."

                                                NET PRINCIPAL
                                                -------------
                2007                            $   2,969,000
                2008                                3,032,000
                2009                                3,058,000
                2010                                2,645,000
                2011                                2,572,000
                Thereafter                        348,776,000
                                                -------------
                                                $ 363,052,000

      We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for future years ending December 31 are:

                2007                            $   5,945,000
                2008                                5,073,000
                2009                                4,292,000
                2010                                2,568,000
                2011                                1,015,000
                                                -------------
                Total minimum payments             18,893,000
                Amount representing interest       (2,962,000)
                                                -------------
                Present value of net minimum
                lease payments                     15,931,000
                Less current portion               (4,626,000)
                                                -------------
                Long-term portion               $  11,305,000
                                                =============

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

      Interest expense on the subordinated debentures for the years ended October 31, 2004, 2005 and 2006 was approximately $1,862,000, $1,857,000, and
$1,856,000, respectively. Interest expense for the two months ended December 31, 2005 and 2006 was $309,000 and $378,000, respectively. During the year ended October 31, 2006, bondholders converted $116,000 face value bonds into 23,200 shares of common stock. There were no conversions during the years ended October 31, 2004 and 2005. During the year ended October 31, 2004, we repurchased debentures with face amounts of $68,000 for $60,000 resulting in a gain on early extinguishments of $8,000. There were no repurchases of debentures during the years ended October 31, 2005 and 2006.

      Subsequent to October 31, 2006, bondholders converted $3,373,000 face value debentures into 674,600 shares of common stock (adjusted for the November 28, 2006 reverse stock split). Effective November 28, 2006, the Company announced a one-for-two reverse stock split changing the conversion rate of bonds from $2.50 to $5.00 per common share. The subordinated debentures were redeemed in December 2006. a loss of $473,000 was recognized upon extinguishments for a prepayment premium. These instruments were redeemed in full on December 15, 2006

NOTE 9 - INCOME TAXES

      Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards. We did not incur any federal or state income taxes during the fiscal years ended October 31, 2004, 2005 and 2006, or during the two months ended December 31, 2005 and 2006.

      Reconciliation between the effective tax rate and the statutory tax rates are as follows:

                                                           OCTOBER 31,                        DECEMBER 31,
                                               ------------------------------------     -----------------------
                                                  2004         2005         2006           2005         2006
                                               ----------   ----------   ----------     ----------   ----------
      Federal tax                                 (34.00)%     (34.00)%      (34.00)%      (34.00)%     (34.00)%
      State franchise tax, net of federal
        benefit                                     2.20%       (5.80)%      (5.80)%        (5.80)%      (5.02)%
      Non deductible expenses                       0.00%        0.00%        0.70%          0.00%        0.70%
      Changes in valuation allowance               90.00%       39.80%       39.10%         39.80%       38.32%
                                               ----------   ----------   ----------     ----------   ----------
      Income tax expense                           58.20%        0.00%        0.00%          0.00%        0.00%
                                               ----------   ----------   ----------     ----------   ----------

Our deferred tax assets and liabilities were comprised of the following items:


Deferred Tax Assets & Liabilities:
----------------------------------------------
                                                    OCTOBER 31,          OCTOBER 31,          DECEMBER 31,
Deferred tax assets:                                    2005                 2006                 2006
                                                 ------------------   ------------------   ------------------
Net operating loss                               $      57,239,000    $      61,537,000    $      71,389,000
MSA liability                                                   --                   --            3,220,000
Capital leases                                                  --                   --            1,581,000
Allowance for doubtful accounts                                 --            1,545,000              674,000
Accrued expenses                                                --              990,000            1,166,000
Other                                                      794,000              160,000                   --

                                                 ------------------   ------------------   ------------------
Total Deferred Tax Assets                        $      58,033,000    $      64,232,000    $      78,030,000
                                                 ------------------   ------------------   ------------------

Deferred tax liabilities:
Fixed and intangible assets                             (9,353,000)         (11,090,000)         (23,780,000)
Other                                                           --                   --              (82,000)

                                                 ------------------   ------------------   ------------------
Total Deferred Tax Liabilities                   $      (9,353,000)   $     (11,090,000)   $     (23,862,000)
                                                 ------------------   ------------------   ------------------

Net deferred tax Asset (Liability)                       48,680,000          53,142,000           54,168,000

Valuation Allowance                                    (48,680,000)         (53,142,000)         (54,168,000)

                                                 ------------------   ------------------   ------------------
                                                 $              --    $              --    $              --
                                                 ==================   ==================   ==================

      As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $193,912,000 and $111,363,000, respectively, which expire at various intervals from the years 2007 to 2026. As of December 31, 2006, $28,116,000 of our federal net operating loss carryforwards acquired in connection with the 1998 acquisition of Diagnostic Imaging Services, Inc. and the 2006 acquisition of Radiologix Inc. were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. As of December 31, 2006, future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Included in the net operating loss is $3.4 million of excess tax benefits related to the exercise of nonqualified stock options which will be recorded in equity when realized.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows:

                                     TOTAL NET OPERATING
                YEAR ENDED            LOSS CARRYFORWARDS      SUBJECT TO 382
                ----------            ------------------      --------------
                2007                        1,226,000            1,226,000
                2008                       22,533,000            2,295,000
                2009                       16,421,000            2,513,000
                2010                       18,563,000            5,337,000
                2011                       13,283,000            1,737,000
                Thereafter                121,886,000           15,008,000
                                          -----------           ----------
                                          193,912,000           28,116.000
                                          ===========           ==========

NOTE 10 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

PREFERRED STOCK

      At December 31, 2006, we have authorized the issuance of 30,000,000 shares of preferred stock with a par value of $0.0001 per share. There were no preferred shares issued or outstanding at October 31, 2004, 2005, 2006, or December 31, 2006. Shares may be issued in one or more series.

STOCK INCENTIVE PLANS

      We have three long-term incentive stock option plans. The 1992 plan has not issued options since the inception of the 2000 plan and the 2000 plan has not issued options since the adoption of the 2006 plan. The 2006 plan reserves 1,000,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, we have issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and have also issued stock under the plans. Employee stock options generally vest over three to five years and expire five to ten years from date of grant.

      As of December 31, 2006, 348,125, or approximately 99%, of all the outstanding stock options are fully vested. No options were granted during the two months ended December 31, 2006.

      We have issued warrants under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. The warrants expire from five to seven years from the date of grant. Warrants issued to employees can vest immediately or up to seven years. Vesting terms are determined by the board of directors at the date of issuance. No warrants were issued during the two months ended December 31, 2006. As of December 31, 2006, 2,515,667, or approximately 55%, of all the outstanding warrants are fully vested.

      As of November 1, 2005, we adopted SFAS No. 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the consolidated statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all options were valued using a Black-Scholes model.

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

      The following table illustrates the impact of equity-based compensation on reported amounts:

                                                      FOR THE YEAR ENDED               FOR THE TWO MONTHS ENDED
                                                      OCTOBER 31, 2006 (1)               DECEMBER 31, 2006 (1)
                                                     IMPACT OF EQUITY-BASED             IMPACT OF EQUITY-BASED
                                                 ------------------------------     ------------------------------
                                                  AS REPORTED     COMPENSATION       AS REPORTED     COMPENSATION
                                                 -------------   --------------     -------------   --------------
      Income from operations (2)                 $  16,270,000   $     (459,000)    $   1,360,000   $      (78,000)
      Net loss                                   $  (6,894,000)  $     (459,000)    $ (10,983,000)  $      (78,000)
      Net basic and diluted earning per share    $      (0.33)   $        (0.02)    $       (0.35)  $        (0.00)

      1) Prior to November 1, 2005, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.

      2) The related expense includes $135,000 for the two months ended December 31, 2006 for the unvested portion of previously granted employee awards outstanding as of the date of adoption.

      The following summarizes all of our option transactions from November 1, 2005 to December 31, 2006 and includes the effect of the one-for-two reverse stock split effective November 28, 2006:

                                                                           WEIGHTED AVERAGE
                                                       WEIGHTED AVERAGE        REMAINING        AGGREGATE
                                                        EXERCISE PRICE     CONTRACTUAL LIFE     INTRINSIC
      OUTSTANDING OPTIONS                   SHARES     PER COMMON SHARE        (IN YEARS)         VALUE
      -------------------                 ----------   ----------------        ----------         -----
      Balance, October 31, 2005             343,583         $1.02
      Granted                                82,500          0.78
      Exercised                             (56,083)         0.82
      Canceled or expired                   (16,250)         0.80
                                          ----------        -----

      Balance, October 31, 2006             353,750         $1.02
                                          ----------        -----
      Exercised                              (3,125)         0.92
      Canceled or expired                        --            --
                                          ----------        -----

      Balance, December 31, 2006            350,625         $1.01                  3.63         $1,265,183
                                          ----------        -----                ------         ----------
      Exercisable at December 31, 2006      348,125         $1.01                  3.61         $1,256,133
                                          ==========        =====                ======         ==========


                                           WEIGHTED AVERAGE                          REMAINING        AGGREGATE
               AGGREGATE                    EXERCISE PRICE         WEIGHTED       CONTRACTUAL LIFE    INTRINSIC
         OUTSTANDING WARRANTS              PER COMMON SHARE     AVERAGE SHARE        (IN YEARS)         VALUE
         --------------------              ----------------     -------------        ----------         -----
      Balance, October 31, 2005                6,002,385            $1.20
      Granted                                  2,325,000             1.32
      Exercised                               (1,559,890)            1.26
      Canceled or expired                     (2,139,328)            1.28
                                              -----------           -----

      Balance, October 31, 2006                4,628,167            $1.20
      Granted                                         --               --
      Exercised                                       --               --
      Canceled or expired                        (37,500)            1.90
                                              -----------           -----

      Balance, December 31, 2006               4,590,667            $1.20                3.94        $15,713,188
                                               ----------           -----              ------        -----------
      Exercisable at December 31, 2006         2,515,667            $0.97                1.11        $ 7,552,520
                                               ==========           =====              ======        ===========

      During the twelve months ended October 31, 2006, there was a cashless exercise of 500,000 warrant shares for which 250,000 shares of common stock were issued. In addition, one employee utilized his personal shares as consideration for the exercise of 100,000 warrant shares.

      The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on December 31, 2006. Total intrinsic value of options and warrants exercised during the two months ended December 31, 2006 was approximately $23,000. As of December 31, 2006, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $1.9 million, which is expected to be recognized over a weighted average period of approximately 5.0 years.

FAIR VALUE DISCLOSURES - PRIOR TO ADOPTING SFAS NO. 123(R)

      We adopted SFAS 123(R) using the modified prospective transition method, which requires that application of the accounting standard as of November 1, 2005, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the two months ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

      The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation:

                                              --------------------------------
                                                   2004              2005
                                              --------------    --------------
      Net loss as reported                    $ (14,731,000)    $  (3,570,000)

      Deduct: Total stock-based employee
        compensation expense determined
        under fair value-based method              (379,000)         (341,000)
                                              --------------    --------------

      Pro forma net loss                      $ (15,110,000)    $  (3,911,000)
                                              --------------    --------------
      Loss per share:

        Basic - as reported                   $       (0.72)    $       (0.17)
                                              --------------    --------------
        Basic - pro forma                     $       (0.74)    $       (0.19)
                                              --------------    --------------
        Diluted - as reported                 $       (0.72)    $       (0.17)
                                              --------------    --------------
        Diluted - pro forma                   $       (0.74)    $       (0.19)
                                              --------------    --------------

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

                              Risk-free       Expected        Expected      Expected
                            Interest Rate       Life         Volatility     Dividends
                            -------------       ----         ----------     ---------
        December 31, 2006   No options were granted during the two months
        October 31, 2006    4.75% to 5.07%    3.5 years    96.21% to 101.31%    --
        October 31, 2005         3.00%         5 years          99.22%          --
        October 31, 2004         3.00%         5 years         121.88%          --

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

      The weighted average fair value of options and warrants granted during the year ended October 31, 2006 was $1.30. No options or warrants were granted during the two months ended December 31, 2006.

CAPITAL TRANSACTIONS

      Effective November 28, 2006, the Company announced a one-for-two reverse stock split affecting all shares of common stock, including those underlying outstanding stock options and warrants.

      On November 15, 2006, we completed our acquisition of Radiologix, Inc. (AMEX: RGX). Under the terms of the acquisition agreement, Radiologix shareholders received an aggregate consideration of 11,310,950 (or 22,621,900 shares before the one-for-two reverse stock split) shares of our common stock and $42,950,000 in cash.

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

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company estimates the fair value of financial instruments as follows:

                                          OCTOBER 31, 2005               OCTOBER 31, 2006               DECEMBER 31, 2006
                                          ----------------               ----------------               -----------------
                                       CARRYING         FAIR          CARRYING         FAIR          CARRYING         FAIR
                                        AMOUNT          VALUE          AMOUNT          VALUE          AMOUNT          VALUE
                                        ------          -----          ------          -----          ------          -----
Accounts receivable, current          $22,319,000    $22,319,000     $28,136,000    $28,136,000     $69,136,000    $69,136,000
Accounts receivable, long term          1,267,000      1,267,000       1,079,000      1,079,000       1,150,000      1,150,000
Debt maturing within one year          83,508,000     83,508,000       1,162,000      1,162,000       2,969,000      2,969,000
Long-term debt                                                       158,424,000    130,969,000     360,083,000    202,611,000
Notes payable to related parties,
  long term                             3,533,000      2,654,000              --             --              --             --
Subordinated debentures                16,147,000     16,882,000      16,031,000     16,684,000              --             --

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

      LEASES - We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2029. Certain leases contain renewal options from two to ten years and escalation based primarily on the consumer price index. The schedule below includes lease renewals that are reasonably assured. Minimum annual payments under noncancellable operating leases for future years ending December 31 are as follows:

                                FACILITIES        EQUIPMENT           TOTAL
                               ------------      -----------      ------------
                2007           $ 21,572,000      $12,698,000      $ 34,270,000
                2008             18,825,000       12,421,000        31,246,000
                2009             17,717,000        9,101,000        26,818,000
                2010             16,898,000        5,339,000        22,237,000
                2011             14,512,000        1,382,000        15,894,000
                Thereafter       93,632,000               --        93,632,000
                               ------------      -----------      ------------
                               $183,156,000      $40,941,000      $224,097,000
                               ============      ===========      ============

      Total rent expense, including equipment rentals, for the years ended October 31, 2004, 2005 and 2006, and the two months ended December 31, 2005 and 2006 amounted to approximately $7,804,000, $7,919,000 and $8,811,000, and
$1,388,000 and $6,112,000, respectively. Effective November 1, 2003, we converted operating leases with an affiliate of GE into capital leases by amending the lease agreements to include $1.00 buyouts. The total converted equipment cost and capitalized lease obligation was $6,206,000.

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

      We also have employment agreements with officers, key employees and through BRMG, physicians, at annual compensation rates ranging from $50,000 to $600,000 per year and for periods extending up to five years through September 2011. Total commitments under the agreements are approximately $26,019,000 for calendar 2007. The majority of the contracts are for one year.

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

EQUIPMENT SERVICE CONTRACT

      On March 1, 2000, we entered into an equipment maintenance service contract through October 2005, extended through October 2009, with GE Medical Systems to provide maintenance and repair on the majority of its medical equipment for a fee based upon a percentage of net revenues, subject to certain minimum aggregate net revenue requirements. Net revenue is reduced by the provision for bad debt, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue. The fiscal 2005 annual service fee was the higher of 3.50% of our adjusted net revenue, or $4,970,000. The fiscal year ended October 31, 2006 annual service rate was the higher of 3.62% of our adjusted net revenue, or $5,393,800. The same arrangement was in effect for the two months ended December 31, 2006. Effective January 1, 2007, we renegotiated our existing agreement adding the Radiologix sites to the service plan. For the first six months of 2007, the annual service fee will be the higher of 2.51% of our net revenue, or $6,201,000. For the second six months of 2007, the annual service fee will be the higher of 2.91% or net revenue, or $7,250,000. For the year ended December 31, 2008, the annual service fee will be the higher of 2.91% of net revenue, or $14,792,000. For the year ended December 31, 2009, the annual service fee will be the higher of 2.93% of net revenue, or $15,187,000. For the year ended December 31, 2010, the annual service fee will be the higher of 2.99% of net revenue, or $15,828,000. For the year ended December 31, 2011, the annual service fee will be the higher of 3.00% of net revenue, or $16,181,000. Quarterly adjustments to annualized service fees will be made for net additions and deletions of systems per a fixed fee schedule per system. We believe this framework of basing service costs on usage is an effective and unique method for controlling our overall costs on a facility-by-facility basis. We have met or exceeded the minimum required revenue for each of the last three fiscal years. As of December 31, 2006, we owe GE Medical Systems $298,483 for past services under the arrangement for fiscal 2006. This amount was paid in full in January 2007.

LITIGATION

      In the ordinary course of business from time to time we become involved in certain legal proceedings, the majority of which are covered by insurance. Management is not aware of any pending material legal proceedings outside of the ordinary course of business.

NOTE 13 - EMPLOYEE BENEFIT PLAN

      We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by us. There was no expense for the years ended October 31, 2004, 2005, 2006, or for the two months ended December 31, 2006.

NOTE 14 - MALPRACTICE INSURANCE

      We and our affiliated physicians are insured by Fairway Physicians Insurance Company. Fairway provides claims-based malpractice insurance coverage that covers only asserted malpractice claims within policy limits. Management does not believe there are material uninsured malpractice costs at December 31, 2006.

      We recorded a $300,000 noncurrent asset for the cost basis of our investment in the common stock we hold in Fairway Physicians Insurance Company, the risk retention group that holds our malpractice policy.

NOTE 15 - RELATED PARTY TRANSACTIONS

      In fiscal 2006 Dr. Berger waived any entitlement to compensation and returned to BRMG all $300,000 compensation paid to him during fiscal 2006 in order to assist us with cash flow. We accounted for this return of salary as a reduction of compensation expense.

RADNET, INC. AND AFFILIATES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                       ADDITIONS
                                                                  ------------------
                                                  BALANCE AT            CHARGED         DEDUCTIONS FROM     BALANCE AT END
                                              BEGINNING OF YEAR     AGAINST INCOME       RESERVES (A)          OF YEAR
                                              ------------------  ------------------  ------------------  ------------------
TWO MONTHS ENDED DECEMBER 31, 2006:
   Accounts receivable-contractual
      allowances-current                       $     56,390,000    $     90,545,000    $     40,199,000    $    106,736,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-bad debt
      allowances-current                       $      1,436,000    $      3,861,000    $     (3,133,000)   $      8,432,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-contractual
      allowances-noncurrent                    $      2,163,000    $      1,863,000    $      1,857,000    $      2,169,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-bad debt
      allowances-noncurrent                    $         54,000    $         46,000    $         46,000    $         54,000
                                              ------------------  ------------------  ------------------  ------------------

YEAR ENDED OCTOBER 31, 2006:
   Accounts receivable-contractual
      allowances-current                       $     55,369,000    $    295,881,000    $    294,860,000    $     56,390,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-bad debt
      allowances-current                       $        927,000    $      7,344,000    $      6,835,000    $      1,436,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-contractual
      allowances-noncurrent                    $      3,142,000    $     11,347,000    $     12,326,000    $      2,163,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-bad debt
      allowances-noncurrent                    $         53,000    $        282,000    $        281,000    $         54,000
                                              ------------------  ------------------  ------------------  ------------------

YEAR ENDED OCTOBER 31, 2005:
   Accounts receivable-contractual
      allowances-current                       $     52,961,000    $    278,523,000    $    276,115,000    $     55,369,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-bad debt
      allowances-current                       $        678,000    $      4,664,000    $      4,415,000    $        927,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-contractual
      allowances-noncurrent                    $      4,939,000    $     15,805,000    $     17,602,000    $      3,142,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-bad debt
      allowances-noncurrent                    $         63,000    $        265,000    $        275,000    $         53,000
                                              ------------------  ------------------  ------------------  ------------------

YEAR ENDED OCTOBER 31, 2004:
   Accounts receivable-contractual
      allowances-current                       $     54,650,000    $    279,414,000    $    281,103,000    $     52,961,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-bad debt
      allowances-current                       $        955,000    $      3,577,000    $      3,854,000    $        678,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-contractual
      allowances-noncurrent                    $      4,361,000    $     26,056,000    $     25,478,000    $      4,939,000
                                              ------------------  ------------------  ------------------  ------------------

   Accounts receivable-bad debt
      allowances-noncurrent                    $         76,000    $        334,000    $        347,000    $         63,000
                                              ------------------  ------------------  ------------------  ------------------

   (a)   Deductions include sales and divestitures and are net of allowances acquired from Radiologix


                                                            F-25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Inapplicable.

ITEM 9A.  CONTROLS AND PROCEDURES

      At October 31, 2005, October 31, 2006 and December 31, 2006, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal control over financial reporting: We concluded that we had (i) insufficient processes to identify and resolve non-routine accounting matters, such as the identification of off-balance sheet transactions and (2) insufficient personnel resources and technical accounting expertise within the accounting function to resolve the following non-routine accounting matters, the recording of non-typical cost-based investments and unusual debt-related transactions and the appropriate analysis of the amortization lives of leasehold improvements in accordance with generally accepted accounting principles. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal control over the accounting for non-routine transactions existed at October 31, 2005, October 31, 2006 and December 31, 2006.

      Subsequent to October 31, 2005, we determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions and the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. On August 1, 2006, we entered into an agreement with MorganFranklin Corporation, a professional service company we believe capable of providing the necessary consulting services which we believe address the identified weakness. We engaged MorganFranklin, a consulting firm with the requisite accounting expertise, to assist us, from time to time, in the evaluation and application of the appropriate accounting treatment, to provide support in the form of technical analysis related to accounting and financial reporting matters that may arise, and to provide management advice with respect to their preliminary conclusions regarding issues we wish to bring to their attention. To the extent our Chief Financial Officer identifies any non-routine accounting matters which require resolution, he will contact MorganFranklin and work closely with them, our audit committee and our auditors to resolve any issues. We are continuing to evaluate additional controls and procedures that we can implement and we intend to add additional accounting personnel during fiscal 2007 to enhance our accounting processes and technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements. We believe that the engagement of MorganFranklin and use of their services should adequately address the identified weakness. With the acquisition of Radiologix we have added additional technical accounting staff from their organization which we believe will further reduce any material weakness.

      In addition, in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, our management on February 2, 2007, in consultation with our independent registered public accounting firm, Moss Adams LLP, determined we would restate certain of our previously issued financial statements. The adjustments resulted from management's historical treatment of depreciation expense related to the depreciation of leasehold improvements of our facilities. Although the adjustments to certain prior period financial statements were all non-cash, and did not affect our historical reported revenues, cash flows or cash position for any of the affected fiscal or quarterly periods, the adjustments resulted in:

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

      The consolidated financial statements have been adjusted for the fiscal years ended October 31, 2005 and 2004, and are adjusted for the quarterly unaudited financial statements for these years and for the two months ended December 31, 2006.

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

ITEM 9B.  OTHER INFORMATION.

      None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to each of our directors and executive officers as of March 27, 2007:

                                                  Director or
      Name                              Age      Officer Since     Position
      ----                              ---      -------------     --------
      Howard G. Berger, M.D.             62          1992          President, Treasurer, Chief Executive Officer, and Director

      Marvin S. Cadwell (2)(3)           63          2007          Director

      John V. Crues, III, M.D.           57          2000          Medical Director and Director

      Stephen M. Forthuber               45          2006          Executive Vice President and Chief Operating
                                                                   Officer-Eastern Operations

      Norman R. Hames                    50          1996          Executive Vice President, Secretary, Chief Operating
                                                                   Officer-Western Operations and Director

      Lawrence L. Levitt (1)  (2)(3)     64          2005          Director

      Jeffrey L. Linden                  64          2001          Executive Vice President and General Counsel

      Michael L. Sherman, M.D. (1)(3)    63          2007          Director

      Mark D. Stolper                    35          2004          Executive Vice President and Chief Financial Officer

      David L. Swartz  (1)  (2)(3)       63          2004          Director

--------------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee
(3)   Independent Director as defined in the NASDAQ listing standards.

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

      Marvin S. Cadwell served as a director of Radiologix between June 2002 and November 2006. He was appointed Chairman of the Board of Radiologix in December 2002 and served as Chairman of the Nominations and Governance Committee of the Board. He was the Radiologix interim Chief Executive Officer from September 2004 until November 2004. From December 2001 until November 2002, Mr. Cadwell served as Chief Executive Officer of SoftWatch, Ltd., an Israeli based company that provided Internet software. From August 1995 until September 2000, Mr. Cadwell was President, Chief Executive Officer and a director of Shared Medical Systems Corporation, an international supplier of systems to healthcare providers. He served as President and a director of that company starting in April 1995, and held a series of executive positions for various operations starting in 1975. Since 2003, he has served as a director of ChartOne, Inc., a private company that provides patient chart management services to the health industry. Since 2001, Mr. Cadwell has also served as a director of Concuity, Inc., which provides contract management software to hospitals.

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

      Norman R. Hames has served as our Chief Operating Officer since 1996 and currently as our Executive Vice President and Chief Operating Officer - Western Operations. Applying his 20 years of experience in the industry, Mr. Hames oversees all aspects of facility operations. His management team, comprised of regional directors, managers and sales managers, are responsible for responding to all of the day-to-day concerns of our facilities, patients, payors and referring physicians. Prior to joining our company, Mr. Hames was President and Chief Executive Officer of his own company, Diagnostic Imaging Services, Inc. (which we acquired), which owned and operated 14 multi-modality imaging facilities throughout Southern California. Mr. Hames gained his initial experience in operating imaging centers for American Medical International, or AMI, and was responsible for the development of AMI's single and multi-modality imaging centers.

      Lawrence L. Levitt is a C.P.A. and has since 1987 been the president and chief financial officer of Canyon Management Company, a company which manages a privately held investment fund. Mr. Levitt is also a director of River Downs Management Company, operator of a thoroughbred racetrack in Ohio.

      Jeffrey L. Linden joined us in 2001 and currently serves as our Executive Vice President and General Counsel. He is also associated with Cohen & Lord, a professional corporation, outside general counsel to us. Prior to joining us, Mr. Linden had been engaged in the private practice of law. He has lectured before numerous organizations on various topics, including the California State Bar, American Society of Therapeutic Radiation Oncologists, California Radiological Association, and National Radiology Business Managers Association.

      Michael L. Sherman, M.D., F.A.C. R., had been a Radiologix director since 1997. He served as President of Advanced Radiology, P.A., a 90-person radiology practice located in Baltimore, Maryland, from 1995 to 2001, and subsequently as its board chairman and a consultant until his retirement from active practice in 2005. Radiologix has a contractual relationship with Advanced Radiology, P.A. Dr. Sherman has broad experience in the medical and business aspects of radiology. In addition, Dr. Sherman was a director of MedStar Health, a seven-hospital system in the Baltimore-Washington, D.C. market from 1998 until 2006. He continues to serve on the board of MedStar Health's captive insurance company, Greenspring Financial Insurance Limited, Inc. Dr. Sherman is also a Senior Advisor for healthcare at FOCUS Enterprises, a Washington, D.C.-based investment banking firm.

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

      The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors. During the two month period ended December 31, 2006, the Board of Directors held one meeting in which the board took action by unanimous written consent. All directors participated in such action.

AUDIT  COMMITTEE

AUDIT COMMITTEE

      The board has an Audit Committee comprised of three directors--Mr. Levitt, Mr. Cadwell and Mr. Swartz, who also serves as the Chairperson of the Audit Committee. The Audit Committee reviews the results and scope of the audit and other services provided by our independent auditors. The board has determined that both Messrs Levitt and Swartz are "audit committee financial experts" as defined under the rules and regulations of the Securities and Exchange Commission. The board has also determined that all members of the Audit Committee meet the rules and regulation of "independence" as defined pursuant to the NASDAQ listing standards. The Audit Committee did not meet during the two months ended December 31, 2006.

DIRECTOR COMPENSATION
GENERAL

      Independent directors receive compensation of $25,000 per year and an annual warrant to purchase 25,000 shares of our common stock. Warrants become exercisable immediately. Warrants are issued at an exercise price equal to the closing price of our common stock in the public market in which it trades on the date of grant.

      The table below summarizes the compensation paid by us to non-employee directors for the year ended October 31, 2006 and the two months ended December 31, 2006.

                                                     DIRECTOR COMPENSATION
---------------------- ------------- ------------ --------------- ---------------- ------------------- ----------------- -----------
          Name          Fees Earned     Stock      Option Awards     Non-Equity     Change in Pension       All Other       Total
                        or Paid in     Awards           ($)        Incentive Plan       Value and         Compensation       ($)
                           Cash          ($)                        Compensation       Nonqualified            ($)
                            ($)                                         ($)             Deferred
                                                                                      Compensation
                                                                                        Earnings
---------------------- ------------- ------------ --------------- ---------------- ------------------- ----------------- -----------
Lawrence L. Levitt      25,000        ---          14,525(2)       ---              ---                 (1)               39,525
---------------------- ------------- ------------ --------------- ---------------- ------------------- ----------------- -----------
David L. Swartz(3)      25,000        ---          14,525(2)       ---              ---                 (1)               39,525
---------------------- ------------- ------------ --------------- ---------------- ------------------- ----------------- -----------

(1) The dollar value of perquisites and other personal benefits, if any, for each of the directors was less than $10,000 or 10% of fees and bonus, the reporting thresholds established by the SEC.
(2) This amount is determined using the Black-Scholes model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. This hypothetical value is based on the following assumptions: an exercise price equal to the market value on day of grant; expected volatility of between 95.91% and 101.31%; risk-free interest rate of between 4.69% and 5.07%; and expected lives of 3.5 to 5.76 years.
(3) Marvin S. Cadwell and Michael L. Sherman, M.D. joined the Board in January 2007. They will receive the same compensation as Mssrs. Levitt and Swartz.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.

      Directors and officers and greater than 10% stockholders are required by SEC regulation to furnish us with copies of the reports they file. Based solely on the review of the copies of such reports and written representations from certain persons that certain reports were not required to be filed by such persons, we believe that all our directors, officers and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions for the period November 1, 2006 through December 31, 2006.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

      Our Board of Directors has adopted a Code of Ethics for Senior Financial Officers. A copy of the Code of Ethics is available on our website at www.radnet.com under Investor Relations - Corporate Governance. Upon written request, we will provide a copy of our Code of Ethics to any person without charge. Address your request to Jeffrey Linden, 1510 Cotner Ave., Los Angeles, CA 90025.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the year ended October 31, 2006, and the two months ended December 31, 2006, of (i) the person who served as our chief executive officer during the two months ended December 31, 2006, and (ii) our four most highly compensated executive officers (other than the chief executive officer) serving as executive officers at December 31, 2006 ("Named Executive Officers"):

                                                   SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION

                                                     SALARY                      STOCK      OPTION AWARDS      TOTALS
      NAME AND PRINCIPAL POSITION        YEAR        ($)(1)      BONUS ($)     AWARDS($)        ($)(2)           (#)
      ---------------------------      --------   ------------  -----------  ------------  ---------------  -------------
      Howard G. Berger, M.D.,            2006     $      --(3)        --              --               --             --
      Chief Executive Officer

      Norman R. Hames,                   2006     $ 224,500           --              --        1,351,765      1,576,265
      Executive Vice President,
      Secretary and Chief Operating
      Officer - Western Operations

      Stephen M. Forthuber               2006        31,250(4)                        --               --         31,250
      Executive Vice President and
      Chief Operating Officer -
      Eastern Operations

      John V. Crues, III, M.D.,          2006     $ 450,000(5)        --              --               --        450,000
      Medical Director


      Jeffrey L. Linden,                 2006     $ 350,000(6)        --              --          472,419        822,419
      Executive Vice President and
      General Counsel

      Mark D. Stolper,                   2006     $ 250,000           --              --          205,714        455,714
      Executive Vice President and
      Chief Financial Officer

---------------

(1) The dollar value of perquisites and other personal benefits, if any, for each of the Named Executive Officers was less than $10,000 or 10% of salary and bonus, the reporting thresholds established by the SEC.
(2) This amount is determined using the Black-Scholes model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective assumptions used in the model can result in materially different fair value estimates. This hypothetical value is based on the following assumptions: an exercise price equal to the market value on day of grant; expected volatility of between 95.91% and 101.31%; risk-free interest rate of between 4.69% and 5.07%; and expected lives of 3.5 to
      5.76 years.

(3) In October 2006, Dr. Berger returned his annual compensation to assist us with flow requirements.
(4) Beginning November 15, 2006, Mr. Forthuber receives annual compensation of $250,000 and provided he is employed by us on November 15, 2007, a bonus of $125,000.
(5)   Received from BRMG.
(6) Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $448,497 in fees from us during the year ended October 31, 2006 and $44,359 for the two months ended December 31, 2006. Mr. Linden has specifically waived any interest in our fees paid to Cohen & Lord since becoming an officer.

COMPENSATION DISCUSSION AND ANALYSIS

During fiscal 2006 and the two months ended December 31, 2006 our Board of Directors reviewed and approveed the salaries and equity awards of our executive officers as well as all grants of options and warrants to purchase shares of Common Stock and other equity-based compensation awards. The board formed a Compensation Committee that will determine the salaries and incentive compensation for our employees and consultants. The Compensation Committee is composed of Mr. Swartz, Dr. Sherman and Mr. Levitt. The Compensation Committee was formed in January 2007 and, accordingly, did not meet during the two months ended December 31, 2006.

COMMITTEE MEETINGS

      Our Compensation Committee is intended to meet as often as necessary to perform its duties and responsibilities. It is intended that the Committee meet with the Chief Executive Officer to establish the meeting agenda and where appropriate with the General Counsel and outside advisors. It is also contemplated the Committee will meet in executive session without management.

ROLE OF COMMITTEE

      The committee operates under a written charter adopted by the Board. A copy of the charter is available at www.radnet.com under Investor Relations - Corporate Governance. The fundamental responsibilities of our Committee are:

      (1) annually review and approve corporate goals and objectives relevant to the chief executive officer compensation, evaluate the chief executive officer's performance in light of those goals and objectives, and recommend to the Board the chief executive officer's compensation levels based on this evaluation. In determining the long-term incentive component of chief executive officer's compensation, the Committee will consider our performance and relative stockholder return, the value of similar incentive awards to chief executive officers at peer group companies, and the awards given the chief executive officer in past years and other such matters deemed relevant.

      (2) annually review and make recommendations to the Board with respect to the compensation of executive officers and certain other members of senior management.

      (3) review matters relating to management succession, including, but not limited to, compensation.

      (4) if appropriate, hire experts in the field of executive compensation to assist the Committee with its evaluation of the chief executive officer or senior executive compensation. The Committee shall have the sole authority to retain and to terminate such experts, and to approve the expert's fees and other retention terms. The Committee shall also have the authority to obtain advice and assistance from internal or external legal, accounting, human resources, or other advisors.

      (5) make recommendations to the board with respect to incentive-compensation plans and equity-based plans and interpret and administer such plans, including but not limited to determining eligibility, the number and type of equity awards available for grant, and the terms of such grants.

      (6) appoint, monitor and terminate plan trustees, and monitor, adopt, amend and terminate our qualified and non-qualified pension plans.

      (7)   form and delegate authority to subcommittees when appropriate.

      (8)   make regular reports to the board.

      (9) produce the required annual report on executive compensation for inclusion in our proxy statement.

      (10)  annually evaluate its own performance.

      (11) fulfill such other duties and responsibilities as may be assigned to the Committee, from time-to-time, by the board and/or chairman of the board.

      (12) review and reassess the adequacy of the Committee Charter annually and recommend any proposed changes to the board for approval.

      (13)  oversee our compensation philosophy and strategy.

      It is intended that the Committee receive and review materials in advance of each meeting. These materials will include information that management believes will be helpful to the Committee as well as materials that the Committee has specifically requested. Depending on the agenda for the particular meeting, these materials may include:

      o financial reports on year-to-date performance versus budget and compared to prior year performance;
      o calculations and reports on levels of achievement of individual and corporate performance objectives;
      o reports on RadNet's strategic objectives and budget for future periods;
      o reports on RadNet's five-year performance and current year performance versus a peer group of companies;
      o information on the executive officers' stock ownership and option holdings; and
      o information regarding equity compensation plan dilution; tally sheets setting forth the total compensation of the Named Executive Officers, including base salary, cash incentives, equity awards, perquisites and other compensation and any amounts payable to the executives upon voluntary or involuntary termination, early or normal retirement or following a change-in-control of RadNet.

A CONTINUING PROCESS

      Our compensation planning process will neither begin nor end with any particular Committee meeting. Compensation decisions are designed to promote our fundamental business objectives and strategy. Business and succession planning, evaluation of management performance and consideration of the business environment are year-round processes.

MANAGEMENT'S ROLE IN THE COMPENSATION-SETTING PROCESS

      Management plays a significant role in the compensation-setting process. The most significant aspects of management's role are:

      o     evaluating employee performance;
      o     establishing business performance targets and objectives; and
      o     recommending salary levels and option awards.

      The Chief Executive Officer works with the Compensation Committee in establishing the agenda for Committee meetings. Management also prepares meeting information for each Compensation Committee meeting.

      The Chief Executive Officer will also participate in Committee meetings at the Committee's request to provide:

      o     background information regarding RadNet's strategic objectives;
      o     his evaluation of the performance of the senior executive officers;
            and
      o compensation recommendations as to senior executive officers (other than himself and the Chairman).

COMMITTEE ADVISORS

      The Compensation Committee Charter is granted, where appropriate, the authority to hire and fire advisors and compensation consultants. RadNet is obligated to pay our advisors and consultants. These advisors will report directly to the Compensation Committee.

ANNUAL EVALUATION

      The Committee will meet in executive session each year to evaluate the performance of the Named Executive Officers, to determine if there will be changes in their annual compensation, to establish annual performance objectives for the current fiscal year, and to consider and approve any grants to them of equity incentive compensation.

PERFORMANCE OBJECTIVES

      Our process begins with establishing individual and corporate performance objectives for senior executive officers in each fiscal year. We intend to engage in an active dialogue with the Chief Executive Officer concerning strategic objectives and performance targets. We will review the appropriateness of the financial measures used in incentive plans and the degree of difficulty in achieving specific performance targets. Corporate performance objectives typically are established on the basis of a targeted return on capital employed for RadNet or a particular business unit.

BENCHMARKING

      We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. We believe that information regarding pay practices at other companies is useful in two respects, however. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation.

COMMITTEE EFFECTIVENESS

      We will review, on an annual basis, the performance of our Committee and the effectiveness of our compensation program in obtaining desired results.

COMPENSATION PHILOSOPHY

      Our executive compensation program is designed with one fundamental objective: to support RadNet's core values and strategic objectives. Our compensation philosophy is intended to align the interests of management with those of our shareholders. The following principles influence and guide our compensation decisions:

      WE FOCUS ON RESULTS AND STRATEGIC OBJECTIVES

      Our compensation analysis begins with an examination of RadNet's business plan and strategic objectives. We intend that our compensation decisions will attract and retain leaders and reward them for achieving RadNet's strategic initiatives and objective measures of success.

      WE BELIEVE IN A PAY FOR PERFORMANCE CULTURE

      At the core of our compensation philosophy is our guiding belief that pay should be directly linked to performance.

      o A substantial portion of executive officer compensation is contingent on, and variable with, achievement of objective corporate and/or individual performance objectives.
      o Our stock option plan prohibits discounted stock options, reload stock options and re-pricing of stock options.

      COMPENSATION AND PERFORMANCE PAY SHOULD REFLECT POSITION AND
RESPONSIBILITY

      Total compensation and accountability should generally increase with position and responsibility. Consistent with this philosophy:

      o Total compensation is higher for individuals with greater responsibility and greater ability to influence RadNet's achievement of targeted results and strategic initiatives.
      o As position and responsibility increases, a greater portion of the executive officer's total compensation is performance-based pay contingent on the achievement of performance objectives.
      o Equity-based compensation is higher for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation.

      COMPENSATION DECISIONS SHOULD PROMOTE THE INTERESTS OF SHAREHOLDERS

      Compensation should focus management on achieving strong short-term (annual) performance in a manner that supports and ensures our long-term success and profitability. We believe that stock options create long-term incentives that align the interest of management with the long-term interest of shareholders.

      COMPENSATION SHOULD BE REASONABLE AND RESPONSIBLE

      It is essential that our overall compensation levels be sufficiently competitive to attract talented leaders and motivate those leaders to achieve superior results. At the same time, we believe that compensation should be set at responsible levels. Our executive compensation programs are intended to be consistent with our constant focus on controlling costs.

      COMPENSATION DISCLOSURES SHOULD BE CLEAR AND COMPLETE

      We believe that all aspects of executive compensation should be clear, comprehensible and promptly disclosed in plain English. We believe that compensation disclosures should provide all of the information necessary to permit shareholders to understand our compensation philosophy, our compensation-setting process and how and how much our executives are paid.

      ELEMENTS OF EXECUTIVE COMPENSATION

      Base Salary

      Base pay is a critical element of executive compensation because it provides executives with a base level of monthly income. In determining base salaries, we consider the executive's qualifications and experience, scope of responsibilities and future potential, the goals and objectives established for the executive, the executive's past performance, competitive salary practices at similar companies, internal pay equity and the tax deductibility of base salary.

      Finally, for our most senior executives (our Chief Executive Officer, Executive Vice Presidents and Chief Financial Officer), we establish base salaries at a level so that a significant portion of the total compensation that such executives can earn is performance-based pay.

      EQUITY BASED COMPENSATION

      We believe that equity compensation is the most effective means of creating a long-term link between the compensation provided to officers and other key management personnel with gains realized by the shareholders. We have elected to use stock options and warrants as the equity compensation vehicle. All stock options and warrants incorporate the following features:

      o     the term of the grant does not exceed 10 years;
      o the grant price is not less than the market price on the date of grant;
      o     grants do not include "reload" provisions;
      o repricing of options is prohibited, unless approved by the shareholders; and
      o options generally vest over a term of years (5 to 7 years) beginning with the first anniversary of the date of grant.

      We continue to use stock options and warrants as a long-term incentive vehicle because:

      o Stock options and warrants align the interests of executives with those of the shareholders, support a pay-for-performance culture, foster employee stock ownership and focus the management team on increasing value for the shareholders.
      o The vesting period encourages executive retention and the preservation of shareholder value.

      In determining the number of options or warrants to be granted to senior executive officers, we take into account the individual's position, scope of responsibility, ability to affect profits and shareholder value and the individual's historic and recent performance and the value of stock options and warrants in relation to other elements of total compensation.

      ADDITIONAL BENEFITS

      Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees.

      INTERNAL PAY EQUITY

      We believe that internal equity is an important factor to be considered in establishing compensation for the officers. We have not established a policy regarding the ratio of total compensation of the Chief Executive Officer to that of the other officers, but we do review compensation levels to ensure that appropriate equity exists. We intend to continue to review internal compensation equity and may adopt a formal policy in the future, if we deem such a policy to be appropriate. In this regard, in November 2006, the annual compensation of John V. Crues, III, M.D. was increased to $400,000, the annual compensation of Norman R. Hames was increased to $300,000, the annual compensation of Jeffrey L. Linden was increased to $400,000 and the annual compensation of Mark D. Stolper was increased to $300,000.

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

                                                     By the Board of Directors

                                                     Howard G. Berger, M.D.
                                                     Norman R. Hames
                                                     John V. Crues, III, M.D.
                                                     David L. Swartz
                                                     Lawrence L. Levitt

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the two months ended December 31, 2006, all executive compensation was determined by the then members of our Board of Directors, Howard G. Berger, M.D., Norman R. Hames, John V. Crues, III, M.D. Lawrence L. Levitt and David L. Swartz. In addition, no individual who served as an executive officer of our company during the two months ended December 31, 2006, served during the two months ended December 31, 2006, on the board of directors or compensation committee of another entity where an executive officer of the other entity also served on our Board of Directors. Commencing January 8, 2007, the Board appointed the Compensation Committee consisting of directors Lawrence L. Levitt, Michael L. Sherman, M.D. and David L. Swartz. As noted above, each qualifies as an independent director. No member of the Compensation Committee serves on the board of directors or compensation committee of another entity where the executive officer of the other entity also serves on our Compensation Committee.

      SEVERANCE AGREEMENTS

      None of our Named Executive Officers have any arrangements that provide for the payment of severance benefits except upon termination of the employment of (i) Norman Hames he is entitled to receive an amount equal to three times his then annual compensation; (ii) upon termination of the employment of Stephen Forthuber by us prior to November 15, 2007 he shall receive an amount equal to three times his annual compensation, prior to November 15, 2008 an amount equal to two times his annual compensation and anytime after November 15, 2008 an amount equal to one year's compensation and (iii) upon termination of the employment of Jeffrey Linden he shall receive an amount equal to five times his then annual compensation. Warrants granted to Mssrs. Hames (1,500,000 shares), Linden (250,000 shares) and Stolper (75,000 shares) fully vest at the time our common stock averages Six Dollars ($6) or more for thirty (30) days in the public market in which it trades.

CHANGE-IN-CONTROL ARRANGEMENTS

      None of our Named Executive Officers are entitled to payment of any benefits upon a change-in-control of RadNet.

2006 GRANTS OF PLAN BASED AWARDS

The following table provides information about plan based grants to the Named Executive Officers during the fiscal year ended October 31, 2006. There were no grants during the two months ended December 31, 2006.

                                             ALL OTHER
                                           OPTION AWARDS
                                             NUMBER OF             OPTION OF AWARDS
                                            SECURITIES             ----------------    GRANT DATE FAIR
                                            UNDERLYING                                  VALUE OF STOCK
                                          OPTIONS/GRANTED        EXERCISE                AND OPTIONS
      NAME                  Grant Date           (1)             PRICE (2)                  ($)(4)
     -------------------                  ---------------        ----------
      Norman R. Hames        03/27/06           1,500,000        $  1.12(3)                  1,351,765
      Jeffrey L. Linden      04/28/06             250,000        $  2.52                       472,419
      Mark D. Stolper        07/11/06             100,000        $  3.10                       205,714

-------------------
(1) All share numbers are revised to reflect the one-for-two reverse stock split effected in November 2006.
(2)   Exercise prices reflect the market price on the date of grant.
(3) We have agreed to pay Mr. Hames a bonus of $0.40 per share at the time of exercise.
(4) Reflects the grant date value of the awards determined in accordance with FAS123R.
(5) Warrants were granted by the board based upon merit. They vest over a term of years between three and seven.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

      The following table sets forth information concerning stock options held by the Named Executive Officers at December 31, 2006.

                                          NUMBER OF
                                          SECURITIES       NUMBER OF SECURITIES
                                          UNDERLYING            UNDERLYING
                                     UNEXERCISED OPTIONS    UNEXERCISED OPTIONS
                                             (#)                    (#)            OPTION EXERCISE   OPTION EXPIRATION
         NAME                            EXERCISABLE           UNEXERCISABLE          PRICE ($)             DATE
         ------------------------
         Norman R. Hames                              ---           1,500,000(1)               1.12          05/01/2013
         John V. Crues, III, M.D.                 250,000                    ---                .72          06/07/2010
                                                  150,000                    ---                .92          12/18/2008
         Jeffrey L. Linden                            ---             250,000(2)               2.52          04/28/2012
                                                   37,500                    ---                .92          08/12/2011
                                                  100,000                    ---                .60          07/30/2009
         Mark D. Stolper                              ---             100,000(3)               3.10          07/11/2011
                                                  250,000                 75,000                .60          07/30/2009
                                                   25,000                    ---               1.20          03/01/2009

      All information in this table relates to nonqualified warrants.
(1)   Vest over a term of seven years
(2)   Vest over a term of six years.
(3)   Vest over a term of three years.

OPTION EXERCISES AND STOCK VESTED THROUGH DECEMBER 31, 2006

There were no option exercises in the year ended October 31, 2006 or the two months ended December 31, 2006 by the Named Executive Officers except as follows:

                                           SHARES
                                         ACQUIRED ON       VALUE
            NAME                         EXERCISE (1)    REALIZED (2)
            ------------------------    --------------  --------------

            John V. Crues, III, M.D.          160,344       $372,000
            Jeffrey L. Linden                 250,000       $215,000

----------------
1) All share numbers are revised to reflect the one-for-two reverse stock split effected in November 2006.
2) The value realized equals the fair market value of the common stock acquired on the date of exercise minus the exercise price.

EMPLOYMENT AGREEMENTS

      BRMG entered into a Management Consulting Agreement with Howard G. Berger, M.D. as of January 1, 1994. The Agreement automatically renews annually unless either party delivers notice of non-renewal to the other party no less than 90 days prior to the scheduled termination date. Dr. Berger serves as the manager of BRMG and the chief executive for BRMG's partnerships, and receives compensation for his services from BRMG equal to $300,000 per year. In fiscal 2006 Dr. Berger waived ant entitlement to compensation and returned to BRMG all compensation paid to him during fiscal 2006 in order to assist us with cash flow. Dr. Berger's duties include the direction of day-to- day activities of BRMG, supervision of personnel, and the implementation of policies and plans appropriate to carry out the operational, financial and business objectives of BRMG. Under this agreement, if we terminate his employment for cause, he will be entitled to compensation equal to one year's base salary. If Dr. Berger terminates this agreement without cause, he is entitled to compensation accrued through the effective date of termination, and if his employment is terminated by BRMG without cause, BRMG shall pay to Dr. Berger an amount equal to the sum of (i) his base salary accrued through the effective date of termination; (ii) his base salary for the balance of the term, but not less than his base salary for five years; and (iii) an amount equal to the cost of all benefits he would receive for the balance of the term. Dr. Berger's employment shall not terminate in the event of a merger, consolidation, dissolution or other transaction whereby BRMG would not be the surviving entity of such transaction, and Dr. Berger holds the right to terminate this agreement upon 60 days notice in the event of any such transaction.

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

      On July 30, 2004, we entered into a three-year employment agreement with Mark Stolper for Mr. Stolper to serve as our chief financial officer. Mr. Stolper received a $25,000 payment on entry into the agreement and receives annual compensation of $250,000 per year. In connection with his employment, Mr. Stolper received five-year warrants to purchase 325,000 shares of our common stock at $0.60 per share (the closing price reported on the OTC Bulletin Board on the date the agreement was executed).

      On November 15, 2006, we entered into a Retention Agreement with Stephen Forthuber. The Agreement provides for annual compensation of $250,000. It also provides for an annual bonus at the end of the first year of $125,000 and at the end of the second year of $250,000. If we terminate the Agreement during its first year we must pay Mr. Forthuber three times his annual compensation, during the second year two times his annual compensation and after the second year one year's annual compensation.

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

   ADMINISTRATION OF THE 2006 PLAN

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

      cash flow                                       earnings (including gross margin, earnings before
                                                                interest and taxes, earnings before taxes,
                                                                and net earnings)

      earnings per share                              growth in earnings or earnings per share

      stock price                                     return on equity or average stockholders' equity

      total stockholder return                        return on capital

      return on assets or net assets                  return on investment

      revenue                                         income or net income

      operating income or net operating income        operating profit or net operating profit

      operating margin                                return on operating revenue

      market share                                    contract awards or backlog

      overhead or other expense reduction             growth in stockholder value relative to the moving average of the S&P 500 Index or a peer group index

      credit rating                                   strategic plan development and implementation

      improvement in workforce diversity              EBITDA

      any other similar criteria

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2007, by (i) each holder known by us to beneficially own more than five percent of the outstanding common stock and (ii) each of our directors and executive officers. The percentages set forth in the table have been calculated on the basis of treating as outstanding, for purposes of computing the percentage ownership of a particular holder, all shares of our common stock outstanding at such date and all shares of common stock purchasable upon exercise of options and warrants owned by such holder which are exercisable at or within 60 days after such date:

                                                                         SHARES OF
                                                                        COMMON STOCK         PERCENT OF
                           NAME OF BENEFICIAL OWNER                 BENEFICIALLY OWNED (1)      CLASS
        ----------------------------------------------------------  ----------------------  ------------
        Howard G. Berger, M.D.*                                              6,507,500(2)         17.0%
        Marvin S. Cadwell                                                       43,928(3)          --(3)
        John V. Crues, III, M.D.*                                              715,859(4)          1.9%
        Stephen M. Forthuber                                                          --             --
        Norman R. Hames                                                               --             --
        David L. Swartz*                                                       110,000(5)          --(5)
        Lawrence L. Levitt*                                                     75,000(6)          --(6)
        Jeffrey L. Linden*                                                     585,000(7)          1.5%
        Michael L. Sherman, M.D.                                                80,315(3)          --(3)
        Mark D. Stolper*                                                       354,400(8)          --(8)
        Contrarian Capital Management, LLC                                      1,912,075       5.2%(9)
                                                                                       --            --
        All directors and executive officers as a group (eleven             8,397,759(10)         21.7%
        persons)

------------------
* The address of all of our officers and directors is c/o RadNet, 1510 Cotner Avenue, Los Angeles, California 90025.

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

(3) Includes warrants to purchase 25,000 shares exercisable at a price of $5.99 per share and is less than 1.0% of the class.

(4) Includes warrants for 400,000 shares exercisable between $0.72 and $0.92 per share.

(5) Includes 100,000 warrants exercisable between $0.80 and $5.99 per share and is less than 1.0% of the class.

(6) Represents warrants exercisable between $0.64 and $5.99 per share and is less than 1.0% of the class.

(7) Includes 137,500 options and warrants exercisable at prices between $0.60 and $0.92 per share.

(8) Includes warrants for 350,000 shares exercisable at prices between $0.60 and $1.20 per share and is less than 1.0% of the class.

(9)   The address reported is 411 W. Putnam Ave., Greenwich, Connecticut 06830.

(10) See the above footnotes. Includes 7,285,259 shares owned of record and 1,087,500 shares issuable upon exercise of presently exercisable options, warrants and convertible debentures.

REPORT OF THE AUDIT COMMITTEE

      The primary function of RadNet's Committee is oversight of the Corporation's financial reports, internal accounting and financial controls and the independent audit of the annual consolidated financial statements. Our Committee acts under a charter which is available at our web site at www.radnet.com. We periodically review the adequacy of the charter. Each of our members is independent, and two of our members are audit committee financial experts under Securities and Exchange Commission rules. We held five meetings in fiscal 2006 (none during the two months ended December 31, 2006) at which, as discussed in more detail below, we had extensive reports and discussions with the independent auditors, internal auditors and other members of management.

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

      Based on the reviews and discussions referred to above, in reliance on management and Moss Adams, and subject to the limitations of our role described below, we recommended to the Board, and the Board has approved, the inclusion of the audited consolidated financial statements in RadNet's Annual Report on Form 10-K for the two month transition period ended December 31, 2006, for filing with the Securities and Exchange Commission.

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

                                               Respectfully submitted,

                                                    David L. Swartz, Chairperson
                                                    Marvin S. Cadwell
                                                    Lawrence L. Levitt

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

      Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $448,497 in fees from us during the year ended October 31, 2006 and $44,359 for the two months ended December 31, 2007. Mr. Linden has specifically waived any interest in RadNet's fees since becoming an officer of Radnet.

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

      On July 30, 2004, RadNet issued to Mark D. Stolper five-year warrants to purchase 325,000 shares of our common stock at $0.60 per share in consideration of his entry into a three-year employment agreement with us under which he became our chief financial officer and his assistance in refinancing our outstanding institutional debt. The warrant exercise price is the price of our common stock on the date of the agreement in the public market in which it trades. In recognition of Mr. Stolper's services to RadNet on July 11, 2006, RadNet issued to Mr. Stolper a five-year warrant to purchase 100,000 shares of RadNet common stock at $3.10 per share, the price of our common stock on the date of the transaction in the public market in which it trades, vesting over a three-year period. This warrant will fully vest if RadNet's publicly traded common stock averages $6.00 per share for 30 days.

      The Board or its Conflicts Committee reviews any transaction in which we are proposed to be a party, directly or indirectly, and any of the following persons or entities is or is entitled to be a party, directly or indirectly, to the transaction or any director has a material financial interest in the transaction: (i) any of our executive officers or any related person of any such officer or a director, (ii) any person or entity of which the executive officer or director or any related person is the owner of more than 5% of the securities, (iii) any person or entity that controls one or more of the persons specified in subparagraph (ii) or a person that is controlled by, or is under common control with one or more of the persons specified in subparagraph (ii), or (iv) an individual who is a general partner, principal or employer of a director. Additionally, any transaction which would be required to be disclosed pursuant to Item 404 by Regulation S-K of the Regulations of the SEC is reviewed by the Board or its Conflicts Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The following table presents information about fees that Moss Adams LLP charged us to audit our annual financial statements for 2006 and 2005, and fees billed for other services rendered by Moss Adams LLP during those years.

                                                2006             2005
                                         ---------------  ---------------
          Audit Fees (1)                       $290,000         $282,000
          Audit Related Fees (2)                144,000           13,000
          Tax Fees (3)                           78,000           92,000
                                         ---------------  ---------------

          Total                                $512,000         $387,000
                                         ---------------  ---------------

-------------------
(1) Audit Fees - Fees for audit services, including fees associated with the annual audit of our consolidated financial statements and reviews of interim consolidated financial statements included in our Quarterly Reports on Form 10-Q.
(2) Audit-Related Fees -- Audit-related fees include fees for the audit of our 401(k) benefit plan and offering memorandum.
(3) Tax Fees -- Tax fees billed to us include services provided to prepare federal, state, and local income and franchise tax returns for 2005, and related tax services and estimated tax payments for 2006.

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

(b) Exhibits - The following exhibits are filed herewith or incorporated by reference herein:

                                                                                               INCORPORATED BY
EXHIBIT NO.                               DESCRIPTION OF EXHIBIT                                REFERENCE TO
-----------                               ----------------------                                ------------

2.1.1            Agreement and Plan of Merger, dated as of July 6, 2006, by and among                 (O)
                 Primedex, Radiologix, RadNet and Merger Sub
3.1.1            Certificate of Incorporation as amended                                              (A)

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

3.1.4            November 15, 2006 amendment to the Certificate of Incorporation                      (Q)

3.1.5            November 27, 2006 amendment to the Certificate of Incorporation                      (Q)

3.2              By-laws                                                                              (P)

4.1              Form of Common Stock Certificate                                                     (R)

4.2              Form of Supplemental Indenture between Registrant and American Stock                 (B)
                 Transfer and Trust Company as Incorporated by Indenture Trustee with respect to the 11.5% Series A Convertible Subordinated Debentures due 2008

4.3              Form of 11.5% Series A Convertible Subordinated Debenture Due 2008                   (B)
                 [Included in Exhibit 4.2]

10.1             Employment Agreement dated as of June 12, 1992 between RadNet and Howard             (C)
                 G. Berger, M.D.
                 and amendment to Agreement.*                                                         (I)

10.6             Securities Purchase Agreement dated March 22, 1996, between the Company              (D)
                 and Diagnostic Imaging Services, Inc.

10.7             Stockholders Agreement by and among the Company, Diagnostic Imaging                  (D)
                 Services, Inc. and Norman Hames

10.8             Securities Purchase Agreement dated June 18, 1996 between the Company and            (D)
                 Norman Hames

10.10            DVI Securities Purchase Agreement                                                    (E)

10.11            General Electric Note Purchase Agreement                                             (E)

10.12            Securities Purchase Agreement between the Company and Howard G. Berger,              (E)
                 M.D.

10.13            2000 Long-Term Incentive Plan*                                                       (F)

10.14            Employment Agreement dated April 16, 2001, with Jeffrey L. Linden                    (G)
                 and amendment to agreement*                                                          (I)

10.15            Employment Agreement with Norman R. Hames dated May 1, 2001                          (G)
                 and amendment to agreement*                                                          (I)

10.16            Amended and Restated Management Agreement with Beverly Radiology Medical             (H)
                 Group III dated as of January 1, 2004

10.18            Incentive Stock Option Plan*                                                         (H)

10.19            DVI Agreement as amended                                                             (J)

                                                                                               INCORPORATED BY
EXHIBIT NO.                               DESCRIPTION OF EXHIBIT                                REFERENCE TO
-----------                               ----------------------                                ------------

10.20            Master Amendment Agreement with General Electric Capital Corporation,                (K)
                 General Electric Company and GE Healthcare Financial Services

10.21            Amended, Restated and Consolidated Loan and Security Agreement with DVI              (K)
                 Financial Services, Inc.

10.22            Amendment to Loan Documents re US Bank Portfolio Services                            (K)

10.23            Credit Agreement with Wells Fargo Foothill, Inc.                                     (K)

10.24            Employment Agreement with Mark Stolper dated July 30, 2004*                          (N)

10.25            Second Amended and Restated Loan and Security Agreement with Post Advisory           (L)
                 Group, LLC

10.26            Amended, Restated and Consolidated Loan and Security Agreement with Post             (L)
                 Advisory Group, LLC

10.27            Fourth Amendment to Credit Agreement Substituting Bridge Healthcare                  (M)
                 Finance, LLC for Wells Fargo Foothill, Inc.

10.28            2006 Incentive Stock Plan*                                                           (O)

10.29            Credit Agreement, dated as November 15, 2006, among Radnet Management,               (P)
                 Inc., the Credit Parties designated therein, General Electric Capital
                 Corporation, as Agent, the lenders described therein, and GE Capital
                 Markets, Inc.

10.30            Guaranty, dated as of November 15, 2006, by and among the Guarantors                 (P)
                 identified therein and General Electric Capital Corporation.

10.31            Pledge Agreement, dated as of November 15, 2006, by and among the Pledgors           (P)
                 identified therein and General Electric Capital Corporation.

10.32            Security Agreement, dated as of November 15, 2006, by and among the                  (P)
                 Grantors identified therein and General Electric Capital Corporation.

10.33            Second Lien Credit Agreement, dated as of November 15, 2006, among Radnet            (P)
                 Management, Inc., the Credit Parties designated therein, General Electric
                 Capital Corporation, as Agent, the Lenders described therein, and GE
                 Capital Markets, Inc.

10.34            Second Lien Guaranty, dated as of November 15, 2006, by and among the                (P)
                 Guarantors identified therein and General Electric Capital Corporation.

10.35            Pledge Agreement, dated as of November 15, 2006, by and among the Pledgors           (P)
                 identified therein and General Electric Capital Corporation.

10.36            Second Lien Security Agreement, dated as of November 15, 2006, by and                (P)
                 among the Grantors identified therein and General Electric Capital
                 Corporation.

10.37            Retention Agreement with Stephen Forthuber dated November 15, 2006.                  (S)

14               Code of Financial Ethics                                                             (H)

21               List of Subsidiaries                                                                 (S)

23               Consent of Independent Public Accountants                                            (S)

31.1             CEO Certification pursuant to Section 302                                            (S)

31.2             CFO Certification pursuant to Section 302                                            (S)

                                                                                               INCORPORATED BY
EXHIBIT NO.                               DESCRIPTION OF EXHIBIT                                REFERENCE TO
-----------                               ----------------------                                ------------

32.1             CEO Certification pursuant to Section 906                                            (S)

32.2             CFO Certification pursuant to Section 906                                            (S)

------------------
*     Management contract with compensatory arrangement.

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

(R)   Incorporated by reference to exhibit filed with Form 10-K for October 31, 2006.

(S)   Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RADNET, INC.

Date:  April 17, 2007                     /S/ HOWARD G. BERGER, M.D.
                                          --------------------------------------
                                          HOWARD G. BERGER, M.D., PRESIDENT,
                                          CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By     /s/  HOWARD G. BERGER, M.D.
   -----------------------------------
HOWARD G. BERGER, M.D., DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date:   April 17, 2007


By
   -----------------------------------
MARVIN S. CADWELL, DIRECTOR

Date:   March __, 2007


By     /s/  JOHN V. CRUES, III, M.D.
   -----------------------------------
JOHN V. CRUES, III, M.D., DIRECTOR

Date:   April 17, 2007


By     /s/  NORMAN R. HAMES
   -----------------------------------
NORMAN R. HAMES, DIRECTOR

Date:   April 17, 2007


By     /s/  DAVID L. SWARTZ
   -----------------------------------
DAVID L. SWARTZ, DIRECTOR

Date:   April 17, 2007


By     /s/  LAWRENCE L. LEVITT
   -----------------------------------
LAWRENCE L. LEVITT, DIRECTOR

Date:   April 17, 2007

By
   -----------------------------------
MICHAEL L. SHERMAN, M.D., DIRECTOR

Date:   March __, 2007


By     /s/  MARK D. STOLPER
   -----------------------------------
MARK D. STOLPER, CHIEF FINANCIAL OFFICER (Principal Accounting Officer)

Date:   April 17, 2007