Form 10-Q
period 2007-03-31
RadNet, Inc.
filed 2007-05-21
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [X]   No[ ]

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

The number of shares of the registrant's common stock outstanding on May 9, 2007, was 34,497,155 shares (excluding treasury shares).

                                Table of Contents

                                  RADNET, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006

                  Consolidated Statements of Operations (unaudited) for the Three Months ended March 31, 2007 and 2006

                  Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2007 and 2006

                  Notes to Consolidated Financial Statements

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         ITEM 3.  QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         ITEM 4.  CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

         ITEM 1      Legal proceeding

         ITEM 1A.    Risk Factors

         ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         ITEM 6      Exhibits

SIGNATURES

INDEX TO EXHIBITS


                                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                         RADNET, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
                                                                                   March 31,      December 31,
                                                                                      2007            2006
                                                                                  (Unaudited)
                                                    ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                                 $   1,175       $   3,221
        Accounts receivable, net                                                     76,301          69,136
        Unbilled receivables and other receivables                                       42             508
        Due from affiliates                                                              --           1,427
        Receivable for income taxes                                                   6,536           6,464
        Other current assets                                                          8,078           7,518
                                                                                  ---------       ---------
                 Total current assets                                                92,132          88,274
                                                                                  ---------       ---------
PROPERTY AND EQUIPMENT, NET                                                         158,155         158,542
                                                                                  ---------       ---------
OTHER ASSETS
        Accounts receivable, net                                                      1,305           1,150
        Goodwill                                                                     61,537          61,607
        Other intangible assets                                                      59,182          60,484
        Deferred financing costs, net                                                 8,957           9,422
        Investment in joint ventures                                                  9,957          10,125
        Trade name and other                                                          5,051           4,751
                                                                                  ---------       ---------
                 Total other assets                                                 145,989         147,539
                                                                                  ---------       ---------
                 Total assets                                                     $ 396,276       $ 394,355
                                                                                  =========       =========
                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
        Cash disbursements in transit                                             $     687       $   5,099
        Accounts payable and accrued expenses                                        50,544          45,500
        Notes payable                                                                 3,016           2,969
        Due to affiliates                                                               517              --
        Obligations under capital leases                                              5,887           4,626
                                                                                  ---------       ---------
                 Total current liabilities                                           60,651          58,194
                                                                                  ---------       ---------
LONG-TERM LIABILITIES
        Line of credit                                                                   --              22
        Notes payable, net of current portion                                       360,000         360,083
        Obligations under capital lease, net of current portion                      12,965          11,305
        Other non-current liabilities                                                11,039          10,493
                                                                                  ---------       ---------
                 Total long-term liabilities                                        384,004         381,903
                                                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                    1,050           1,254
STOCKHOLDERS' DEFICIT
        Preferred stock - $.0001 par value, 30,000,000 shares                            --              --
          authorized, none issued
        Common stock - $.0001 par value, 200,000,000 shares authorized;
          35,409,655 and 34,973,780 shares issued; 34,497,155 and 34,061,281 shares outstanding
          at March 31, 2007 and December 31, 2006, respectively                           4               3
        Paid-in-capital                                                             148,678         146,056
        Accumulated other comprehensive income                                         (751)            (73)
        (Accumulated deficit)                                                      (196,665)       (192,287)
                                                                                  ---------       ---------
                                                                                    (48,734)        (46,301)
        Less:  Treasury stock - 912,500 shares at cost                                 (695)           (695)
                                                                                  ---------       ---------
          Total stockholders' deficit                                               (49,429)        (46,996)
                                                                                  ---------       ---------
        Total liabilities and stockholders' deficit                               $ 396,276       $ 394,355
                                                                                  =========       =========

                 The accompanying notes are an integral part of these financial statements.




                          RADNET, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                       2007             2006
                                                     ---------       ---------
                                                           (UNAUDITED)

NET REVENUE                                          $ 105,815       $  39,650

OPERATING EXPENSES
     Operating expenses                                 81,400          29,830
     Depreciation and amortization                      10,650           4,004
     Provision for bad debts                             7,553           1,475
     Loss (gain) on sale of equipment                       --             (14)
     Severance costs                                       538              --
                                                     ---------       ---------
         Total operating expenses                      100,141          35,295


INCOME FROM OPERATIONS                                   5,674           4,355

OTHER EXPENSES (INCOME)
     Interest expense                                   10,916           4,379
     Loss on debt extinguishment, net                       --           2,097
     Other expense                                          --             822
                                                     ---------       ---------
         Total other expense                            10,916           7,298

LOSS BEFORE INCOME TAXES, MINORITY
     INTERESTS AND EARNINGS FROM
     MINORITY INVESTMENTS                               (5,242)         (2,943)
     Provision for income taxes                            (16)             --
     Minority interest in (income) loss of subs           (115)             --
     Earnings from joint ventures                          995              --
                                                     ---------       ---------
NET LOSS                                             $  (4,378)      $  (2,943)
                                                     =========       =========

BASIC AND DILUTED NET LOSS PER SHARE                 $   (0.13)      $   (0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING                     34,387          20,703
     Basic and diluted

   The accompanying notes are an integral part of these financial statements.




                                      RADNET, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2007           2006
                                                                       --------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES                                        (unaudited)

     Net loss                                                          $ (4,378)      $ (2,943)
     Adjustments to reconcile net loss to net cash
       flows from operating activities:
     Depreciation and amortization                                       10,650          4,004
     Provision for bad debts and allowance adjustments                    7,553          1,475
     Minority interests in consolidated subsidiaries                        115             --
     Distributions to minority interests                                   (319)            --
     Equity in earnings of joint ventures                                  (995)            --
     Distributions from joint ventures                                    1,164             --
     Deferred financing cost interest expense                               469             --
     Net loss (gain) on disposal of assets                                   --            (14)
     Loss on extinguishment of debt                                          --          2,097
     Accrued interest expense                                               138          1,280
     Employee stock compensation                                          2,220            164
     Deferred revenue from sale of building                                  --            (22)
     Amortization of tenant improvements and other contracts                 (2)            --
     Changes in operating assets and liabilities:
          Accounts receivable                                           (14,122)        (2,078)
          Unbilled receivables                                              466             82
          Other current assets                                           (1,072)           (17)
          Other assets                                                      952           (551)
          Accounts payable and accrued expenses                           6,173          1,601
                                                                       --------       --------
             Net cash provided by operating activities                    9,012          5,078
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of imaging facilities                                        (540)          (238)
     Purchase of property and equipment                                  (4,790)        (2,006)
     Purchase of Radiologix                                                (244)            --
     Purchase of covenant not to compete contract                          (250)            --
     Payments collected on notes receivable                                 111             --
                                                                       --------       --------
             Net cash provided (used) by investing activities            (5,713)        (2,244)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash disbursements in transit                                       (4,413)          (702)
     Principal payments on notes and leases payable                      (1,412)        (1,945)
     Repayment of debt upon extinguishments                                  --       (141,243)
     Proceeds from borrowings upon refinancing                               --        146,468
     Debt issue costs                                                        --         (5,472)
     Proceeds from borrowings on notes payable & revolving credit           100             60
     Payments on line of credit                                             (22)            --
     Proceeds from issuance of common stock                                 402             --
                                                                       --------       --------
             Net cash provided (used) by financing activities            (5,345)        (2,834)
                                                                       --------       --------
NET INCREASE (DECREASE) IN CASH                                          (2,046)            --
CASH, BEGINNING OF PERIOD                                                 3,221              2
                                                                       --------       --------
CASH, END OF PERIOD                                                    $  1,175       $      2
                                                                       ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                      $      9,515    $     3,936

                The accompanying notes are an integral part of these financial statements.

                          RADNET, INC. AND SUBSIDIARIES

               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       We entered into capital leases for approximately $4,195,000 and $365,000 for the three months ended March 31, 2007 and 2006, respectively.

                           RADNET, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

         The results of operations of Radiologix and its wholly owned subsidiaries have been included in the consolidated financial statements from the date of acquisition. The consolidated financial statements also include the accounts of Radnet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III, or BRMG, which is a professional corporation, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc., or DIS, all wholly owned subsidiaries of RadNet Management.

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

         Radiologix, our wholly-owned subsidiary, contracts with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures, in its diagnostic imaging centers. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended March 31, 2007 and 2006 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2006 and our transition report on Form 10-K/T for the two months ended December 31, 2006.

         Certain prior period amounts have been reclassified to conform with the current period presentation. These changes have no effect on net income.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital of $31.5 million at March 31, 2007 compared to $30.1 million at December 31, 2006, and had a net loss of $4.4 million and $2.9 million during the three months ended March 31, 2007 and 2006, respectively. We also had a stockholders' deficit of $49.4 million at March 31, 2007 compared to a $47.0 million at December 31, 2006.

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

NOTE 2 - BUSINESS ACQUISITION

         On November 15, 2006, we completed our acquisition of Radiologix, Inc as a stock purchase. Under the terms of the merger agreement, Radiologix shareholders received an aggregate consideration of 11,310,950 shares (or 22,621,900 shares before the one-for-two reverse stock split effected in late November 2006) of our common stock and $42,950,000 in cash.

         The total purchase price and the allocation of the estimated purchase price discussed below are preliminary and have not been finalized. The preliminary estimated total purchase price of the merger is as follows:

                                                               (IN THOUSANDS)
                                                               --------------
         Value of stock given by RadNet to Radiologix*               $  39,400
         Cash                                                           42,950
         Estimated transaction fees and expenses**                      15,208
                                                               ---------------
         Total purchase price                                        $  97,558
                                                               ===============

(*) Calculated as 11,310,950 shares multiplied by $3.48 (average closing price of $1.74 from June 28, 2006 to July 13, 2006, adjusted for the one-for-two reverse stock split).

(**) Includes $8,274,000 in assumed liabilities of Radiologix, including $3,210,000 in merger and acquisition fees and $5,064,000 in Radiologix bond prepayment penalties.

         Under the purchase method of accounting, the total estimated purchase price as shown above is allocated to Radiologix's net tangible and intangible assets based on their estimated fair values as of the date of acquisition. The purchase price allocation is preliminary and has not been finalized because the valuation of the assets and liabilities has not been completed. The following table summarizes the preliminary purchase price allocation at the date of acquisition.

                                                        (IN THOUSANDS)
                                                        --------------
Current assets                                              $115,094
Property and equipment, net                                   86,659
Identifiable intangible assets                                61,000
Goodwill                                                      38,074
Investments in joint ventures                                  9,482
Other assets                                                     999
Current liabilities                                          (24,150)
Accrued restructuring charges                                   (314)
Contracts                                                     (8,994)
Assumption of debt                                          (177,358)
Long-term liabilities                                         (1,725)
Minority interests in consolidated subsidiaries               (1,209)
                                                    ------------------
Total purchase price                                    $     97,558
                                                    ==================

         We have estimated the fair value of tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the valuation of property and equipment and identifiable intangible assets. The final allocation of the purchase price will be based upon the fair value of Radiologix's assets and liabilities as determined by an external valuation expert.

         CASH, MARKETABLE SECURITIES, INVESTMENTS AND OTHER ASSETS: We valued cash, marketable securities, investments and other assets at their respective carrying amounts as we believe that these amounts approximate their current fair values.

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


Identifiable intangible assets consist of:

                                                      ESTIMATED
                                    ESTIMATED       AMORTIZATION       ANNUAL
       (IN THOUSANDS)               FAIR VALUE        PERIOD        AMORTIZATION
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

         GOODWILL: Approximately $38,074,000 has been allocated to goodwill. This is a decrease of approximately $434,000 from our estimate at December 31, 2006, and includes a $750,000 increase to net accounts receivable, offset by $244,000 of additional legal and consulting fees related to the merger as well as $71,000 of revisions to our estimated valuation of income tax receivables of Radiologix. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill will not be amortized but instead will be tested for impairment at least annually. We perform this test annually on October 1. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made, which would normally be the fourth quarter. Because this goodwill was established through a stock purchase, no amount is deductible for tax purposes.

         OPERATING LEASES: We assumed certain operating leases for both equipment and facilities. All related historical deferred rent liabilities have been eliminated. The establishment of any assets or liabilities associated with the Company's assumption of these operating leases is contingent upon final analysis from our external valuation experts.

NOTE 3 - FACILITY OPENINGS

         In March 2007, we acquired the assets and business of Rockville Open MRI for $540,000 in cash and the assumption of a capital lease of $1.1 million. The center provides MRI services. The center is 3,500 square feet with a monthly rental of approximately $8,400 per month. Approximately $365,000 of goodwill was recorded from this transaction.

NOTE 4 - ADOPTION OF RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

         In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109" ("FIN 48"), and effective January 1, 2007, we adopted FIN 48. FIN 48 applies to all "tax positions" accounted for under SFAS 109. FIN 48 refers to "tax positions" as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not limited to, the following:

         o an allocation or a shift of income between taxing jurisdictions,

         o the characterization of income or a decision to exclude reporting taxable income in a tax return, or

         o a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

         FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is "more likely than not" that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from current practice, whereby companies may recognize a tax benefit only if it is probable a tax position will be sustained.

         FIN 48 also requires that we make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

         We are subject to tax audits in several tax jurisdictions within the U.S. and will remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:

         o Federal -- we are subject to U.S. federal tax examinations by tax authorities for the tax years ended 2003 to 2007

         o State -- we are subject to state tax examinations by tax authorities for the tax years ended 2002 to 2007

         The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and March 31, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision however, since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued interest and penalties.

         Additionally, the future utilization of the Company's net operating loss carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.


NOTE 5 - COMPREHENSIVE INCOME

         The following table summarizes total comprehensive income for the applicable periods (in thousands):

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2007          2006
                                                                        ----          ----
Net income                                                            $(4,378)      $(2,943)
Change in unrealized loss on the fair value of cash flow hedging         (678)           --
                                                                      -------       -------
Total comprehensive income                                            $(5,056)      $(2,943)
                                                                      -------       -------




NOTE 6 - EARNINGS PER SHARE

         Earnings per share are based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, and includes the effect of the one-for-two reverse stock split effective November 28, 2006, as follows (in thousands):

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                  2007           2006
                                                                                --------       --------
Net loss                                                                        $ (4,378)      $ (2,943)

BASIC EARNINGS (LOSS) PER SHARE
Weighted average number of common shares outstanding during the year              34,387         20,703
                                                                                --------       --------
Basic earnings (loss) per share:
Basic loss per share                                                            $  (0.13)      $  (0.14)
                                                                                --------       --------
DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of common shares outstanding during the year              34,387         20,703
                                                                                --------       --------
Add additional shares issuable upon exercise of stock options and warrants            --             --
                                                                                --------       --------
Weighted average number of common shares used in calculating diluted
earnings per share                                                                34,387         20,703
                                                                                --------       --------
Diluted earnings (loss) per share:
Diluted loss per share                                                          $  (0.13)      $  (0.14)
                                                                                --------       --------

         For the three months ended March 31, 2007 and 2006, we excluded all options, warrants and convertible debentures in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

NOTE 7 - INVESTMENT IN JOINT VENTURES

         We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures are accounted for under the equity method. Total assets at March 31, 2007 include notes receivable from certain unconsolidated joint ventures aggregating $725,000. Interest income related to these notes receivable was approximately $20,000 for the three months ended March 31, 2007. We also received management service fees of $943,000 for the three months ended March 31, 2007, in connection with operating the centers underlying these joint ventures.

         The following table is a summary of key financial data for these joint ventures as of and for the three months ended March 31 2007 (in thousands):

          Current assets                                     $16,578
          Noncurrent assets                                   12,995
          Current liabilities                                  3,365
          Noncurrent liabilities                                 811
          Minority interest                                    9,957
          Net revenue                                         14,709
          Net income                                           3,206


NOTE 8 - STOCK BASED COMPENSATION

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

         As of March 31, 2007, 255,000, or approximately 99%, of all the outstanding stock options are fully vested. No options were granted during the three months ended March 31, 2007.

         We have issued warrants under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. The warrants expire from five to seven years from the date of grant. Warrants issued to employees can vest immediately or up to seven years. Vesting terms are determined by the board of directors at the date of issuance. We issued 850,000 warrants during the three months ended March 31, 2007. As of March 31, 2007, 4,160,667, or approximately 82%, of all the outstanding warrants are fully vested.

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

         Mssrs. Linden, Hames and Stolper who hold the positions of Executive Vice President and General Counsel, Executive Vice President and Chief Operating Officer and Executive Vice President and Chief Financial Officer, respectively, were issued certain warrants in prior periods which fully vest upon the sooner of their respective multi-year vesting schedules or at such time as the 30 day average closing stock price of our shares in the public market in which it trades equals or exceeds $6.00. For the 30 day trading period ended March 7, 2007, the average closing price exceeded $6.00 per share. Accordingly, these warrants fully vested resulting in the full expensing of the remaining unamortized fair value of these warrants of $1.7 million.

         The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation within operating expenses with the same line item as the majority of the cash compensation paid to employees.

         The following table illustrates the impact of equity-based compensation on reported amounts (in thousands):

                                                                THREE MONTHS ENDED MARCH 31,
                                                         2007                                  2006
                                                         ----                                  ----
                                                IMPACT OF EQUITY-BASED                IMPACT OF EQUITY-BASED
                                                ----------------------                ----------------------
                                         AS REPORTED        COMPENSATION       AS REPORTED      COMPENSATION
                                         -----------        ------------       -----------      ------------
Income from operations                       $ 6,424           $(2,220)          $ 4,355           $  (164)
Net loss                                     $(3,628)          $(2,220)          $(2,943)          $  (164)
Net basic and diluted earning per share      $ (0.11)          $ (0.07)          $ (0.14)          $ (0.01)


         The following summarizes all of our option and warrant transactions for the three months ended March 31, 2007:

                                                                           WEIGHTED AVERAGE
                                                        WEIGHTED AVERAGE       REMAINING       AGGREGATE
                                                         EXERCISE PRICE    CONTRACTUAL LIFE   INTRINSIC
OUTSTANDING OPTIONS                         SHARES      PER COMMON SHARE      (IN YEARS)        VALUE
-------------------                         ------      ----------------      ----------        -----
Balance, December 31, 2006                  350,625         $   1.01
Granted                                          --               --
Exercised                                   (86,125)            0.85
Canceled or expired                          (7,000)              --

  Balance, March 31, 2007                   257,500         $   1.00            3.32          $1,212,075
                                         ----------         --------         -------          ----------
  Exercisable at March 31, 2007             255,000         $   1.00            3.29          $1,200,300
                                         ==========         ========         =======          ==========




                                                                              WEIGHTED AVERAGE
                                                           WEIGHTED AVERAGE      REMAINING         AGGREGATE
                                                          EXERCISE PRICE PER  CONTRACTUAL LIFE     INTRINSIC
OUTSTANDING WARRANTS                        SHARES           COMMON SHARE        (IN YEARS)          VALUE
--------------------                        ------           ------------        ----------          -----
Balance, December 31, 2006                 4,590,667          $   1.20
Granted                                      850,000              4.92
Exercised                                    350,000              0.94
Canceled or expired

  Balance, March 31, 2007                  5,090,667          $   2.14             3.64          $19,508,515
                                         -----------          --------             ----          -----------
  Exercisable at March 31, 2007            4,160,667          $   1.84             2.87          $16,151,763
                                         ===========          ========             ====          ===========

         The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March
31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on March 31, 2007. Total intrinsic value of options and warrants exercised during the three months ended March 31, 2007 was approximately $1.9 million. As of March 31, 2007, total unrecognized share-based compensation expense related to non-vested employee awards was approximately
$4.5 million, which is expected to be recognized over a weighted average period of approximately 3.7 years.

         The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The weighted-average grant date fair value of stock options and warrants was $3.19 for the three months ended March 31, 2007 and $0.41 for the three months ended
March 31, 2006. The following is the weighted average of the data used to calculate the fair value:

                                 Risk-free           Expected            Expected            Expected
                               Interest Rate           Life             Volatility           Dividends
                               -------------           ----             ----------           ---------

         March 31, 2007               4.66%         3.8 years             94.36%                   ---
         March 31, 2006               4.33%         4.8 years             92.21%                   ---

         We have determined the expected term assumption under the "Simplified Method" as defined in SAB 107. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

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

         Radiologix, our wholly-owned subsidiary, contracts with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures' performed in its diagnostic imaging centers. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.

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

         As of the period covered in this report, there have been no material changes to the critical accounting estimates we use, and have explained, in both our annual report on Form 10-K for the fiscal year ended October 31, 2006 and our transition report on Form 10-K/T for the two months ended December 31, 2006.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ----------------------------
                                                      2007           2006
                                                  -------------   ------------
                                                  (UNAUDITED)

NET REVENUE                                               100%           100%

OPERATING EXPENSES
     Operating expenses                                  76.9%          75.2%
     Depreciation and amortization                       10.1%          10.1%
     Provision for bad debts                              7.1%           3.7%
     Loss (gain) on sale of equipment                     0.0%           0.0%
     Severance costs                                      0.5%           0.0%
                                                  -------------   ------------
         Total operating expenses                        94.6%          89.0%

INCOME FROM OPERATIONS                                    5.4%          11.0%

OTHER EXPENSES (INCOME)                                   0.0%           0.0%
     Interest expense                                    10.3%          11.0%
     Loss on debt extinguishment, net                     0.0%           5.3%
     Other income                                         0.0%           0.0%
     Other expense                                        0.0%           2.1%
                                                  -------------   ------------
         Total other expense                             10.3%          18.4%

LOSS BEFORE INCOME TAXES, MINORITY
     INTERESTS AND EARNINGS FROM
     MINORITY INVESTMENTS                                -5.0%          -7.4%
     Provision for income taxes                           0.0%           0.0%
     Minority interest in (income) loss of subs          -0.1%           0.0%
     Earnings from minority investments                   0.9%           0.0%
                                                  -------------   ------------
NET LOSS                                                 -4.1%          -7.4%
                                                  =============   ============


THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

NET REVENUE

         Net revenue from continuing operations for the three months ended March 31, 2007 was $105.8 million compared to $39.7 million for the three months ended March 31, 2006, an increase of $66.2 million, or 166.9%. Net revenue from the acquisition of Radiologix, effective November 15, 2006, was $64.8 million for the three months ended March 31, 2007. Net revenue excluding Radiologix increased $1.4 million for the three months ended March 31, 2007 when compared to the same period last year. This increase is net of the effects of reimbursement reductions experienced as a result of the DRA which became effective in January 2007

OPERATING EXPENSES

         Operating expenses from continuing operations for the three months ended March 31, 2007 increased approximately $51.6 million, or 172.9%, from $29.8 million for the three months ended March 31, 2006 to $81.4 million for the three months ended March 31, 2007. The following table sets forth our operating expenses for the three months ended March 31, 2007 and 2006 (in thousands):


                                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                                       -----------------------------
                                                                                                           2007            2006
                                                                                                       -------------    ------------
         Salaries and professional reading fees (excluding stock based compensation and severance)         $ 44,156        $ 18,602
         Stock based compensation                                                                             2,220             164
         Severance                                                                                              538              --
         Building and equipment rental                                                                        9,700           2,093
         General administrative expenses (excluding NASDAQ one-time listing fee)                             24,666           8,971
         NASDAQ one-time listing fee                                                                            120             ---
                                                                                                       -------------    ------------
         Total operating expenses                                                                            81,400          29,803

         Depreciation and amortization                                                                       10,650           4,004
         Provision for bad debt                                                                               7,553           1,475
         Loss (gain) on sale of equipment, net                                                                   --              --
         Severance costs                                                                                        538              --

     o SALARIES AND PROFESSIONAL READING FEES (EXCLUDING STOCK COMPENSATION AND SEVERANCE)

         Salaries and professional reading fees increased $25.6 million, or 137.4%, to $44.2 million for the three months ended March 31, 2007 compared to $18.6 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, salaries and professional reading fees were $23.7 million for Radiologix. Salaries excluding Radiologix increased $1.9 million for the three months ended March 31, 2007 when compared to the same period last year.

         STOCK BASED COMPENSATION

         Stock compensation increased $2.0 million to $2.2 million for the three months ended March 31, 2007 compared to $164,000 for the three months ended March 31, 2006. This increase is primarily due to $1.7 million of additional stock based compensation expense recorded during the three months ended March 31, 2007 as a result of the acceleration of vesting of warrants.

         Messrs. Linden, Hames and Stolper who hold the positions of Executive Vice President and General Counsel, Executive Vice President and Chief Operating Officer and Executive Vice President and Chief Financial Officer, respectively, were issued certain warrants in prior periods which fully vest upon the sooner of their respective multi-year vesting schedules or at such time as the 30 day average closing stock price of our shares in the public market in which it trades equals or exceeds $6.00. For the 30 day trading period ended March 7, 2007, the average closing price exceeded $6.00 per share. Accordingly, these warrants fully vested resulting in the full expensing of the remaining unamortized fair value of these warrants of $1.7 million.

         SEVERANCE

         During the three months ended March 31, 2007, we recorded severance costs of $538,000 associated with the integration of Radiologix.

     o    BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $7.6 million, or 363.5%, to $9.7 million for the three months ended March 31, 2007 compared to $2.1 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, building and equipment rental expense was $7.3 million for Radiologix. Building and equipment rental expenses excluding Radiologix increased $336,000 for the three months ended March 31, 2007 when compared to the same period last year. The increase was due to normal consumer price index escalations built into the operating leases, and the increase in equipment rental was primarily due to the increased costs of renting mobile MRI equipment while repairs were being done at our Orange California facility.

     o    GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING NASDAQ ONE-TIME LISTING
          FEE)

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement at 3.62% of net revenue for the three-month period. Overall, general and administrative expenses increased $15.7 million, or 175.0%, for the three months ended March 31, 2007 compared to the previous period. During the three months ended March 31, 2007, general and administrative expenses were $13.8 million for Radiologix. General and administrative expenses excluding Radiologix increased $1.9 million for the three months ended March 31, 2006 when compared to the same period last year. The increase was primarily due to increased expenditures for accounting fees, costs related to repairs at our Orange California facility, and employee and marketing expenditures at year-end.

         NASDAQ ONE-TIME LISTING FEE

         During the three months ended March 31, 2007, we recorded $120,000 for fees associated with listing our common stock with NASDAQ.

     o    DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $6.6 million, or 166.0%, to $10.6 million for the three months ended March 31, 2007 when compared to the same period last year. During the three months ended March 31, 2007, depreciation and amortization expense was $6.1 million for Radiologix which includes $1.0 million of amortization of intangible assets associated with the fair value of management service agreements and covenants not to compete. Depreciation and amortization expense excluding Radiologix increased $486,000 for the three months ended March 31, 2007 when compared to the same period last year primarily due to property and equipment additions.

     o    PROVISION FOR BAD DEBT

         Provision for bad debt increased $6.1 million, or 412.0%, to $7.6 million, or 7.1% of net revenue, for the three months ended March 31, 2007 compared to $1.5 million, or 3.8% of net revenue, for the three months ended March 31, 2006. During the three months ended March 31, 2007, the provision for bad debt expense was $5.5 million, or 8.5% of net revenue, for Radiologix. Historically, Radiologix has experienced higher bad debt expense as compared to our business pre-acquisition due to the higher concentration of business associated with hospital payers in the markets that Radiologix serves and the poor collection percentages that are inherent with hospital business. Provision for bad debt expense excluding Radiologix increased $568,000 for the three months ended March 31, 2007 when compared to the same period last year. The increase was primarily due to increased write-offs due to billing issues related to untimely filing, and incomplete or incorrect demographic information collected at the sites.


INTEREST EXPENSE

         Interest expense for the three months ended March 31, 2007 increased approximately $6.5 million, or 149.3%, from the same period in 2006. The increase was primarily due to the increased indebtedness of $360.0 million upon the acquisition of Radiologix as well as the amortization of our deferred finance costs associated with this new financing which was $469,000 for the three months ended March 31, 2007. Also related to our increase in interest expense is a $138,000 fair value adjustment of certain interest rate swaps during the three months ended March 31, 2007.

LOSS ON DEBT EXTINGUISHMENTS, NET

         For the three months ended March 31, 2006, we recognized a loss on extinguishment of debt of 2.9 million.

INCOME TAX EXPENSE

         For the three months ended March 31, 2007, we recognized $16,000 in income tax expense related to certain state tax obligations of Radiologix.

MINORITY INTEREST IN (INCOME) LOSS OF SUBSIDIARIES

         For the three months ended March 31, 2007, we recognized $115,000 in minority interest expense related to consolidated joint ventures of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

         For the three months ended March 31, 2007, we recognized equity in earnings from unconsolidated joint ventures of $995,000 including $971,000 from investments of Radiologix and $24,000 from an investment in a PET center in Palm Desert, California.

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

         The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded an increase to interest expense of approximately $138,000 for the three months ended March 31, 2007. The corresponding liability of $848,000 is included in the other non-current liabilities in the consolidated balance sheet at March 31, 2007. This liability was $710,000 at December 31, 2006.

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

SOURCES AND USES OF CASH

         Cash decreased during the three months ended March 31, 2007 to $1.2 million from $3.2 million at December 31, 2006.

         Cash provided by operating activities for the three months ended March 31, 2007 was $9.0 million compared to $5.1 million for the same period in 2006.

         Cash used by investing activities for the three months ended March 31, 2007 was $5.7 million compared to cash used of $2.2 million for the same period in 2006. For the three months ended March 31, 2007 and 2006, we purchased property and equipment for approximately $4.8 million and $2.0 million, respectively. During the three months ended March 31, 2007, we recorded the purchase of a covenant not to compete contract for $250,000 which we recorded to other intangible assets on our consolidated balance sheet. Also, during the three months ended March 31, 2007, we paid cash of $540,000 for the purchase of an additional imaging facility.

         Cash used for financing activities for the three months ended March 31, 2007 was $5.3 million compared to $2.8 million for the same period in 2006. The primary use of cash during the three months ended March 31, 2007 was related to the increase in our disbursements in transit of $4.4 million, payments on notes and capital leases payable of $1.4 million, offset by $402,000 of cash generated from the issuance of our common stock through the exercise of options and warrants.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (January 1, 2008 for calendar-year-end companies). Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

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

         As part of the financing, we swapped at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floated with market conditions.

         In addition, our credit facility, classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest because it is based upon the current prime rate plus a factor.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal control over financial reporting: We concluded that we had (i) insufficient processes to identify and resolve non-routine accounting matters, such as the identification of off-balance sheet transactions and (ii) insufficient personnel resources and technical accounting expertise within the accounting function to resolve the recording of non-typical cost-based investments in accordance with generally accepted accounting principles. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal control over the accounting for non-routine transactions existed at March 31, 2007.

         We determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions and the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. We engaged MorganFranklin, a consulting firm with the requisite accounting expertise, to assist us, from time to time, in the evaluation and application of the appropriate accounting treatment, to provide support in the form of technical analysis related to accounting and financial reporting matters that may arise, and to provide management advice with respect to their preliminary conclusions regarding issues we wish to bring to their attention. To the extent our Chief Financial Officer identifies any non-routine accounting matters which require resolution, he will contact MorganFranklin and work closely with them, our audit committee and our auditors to resolve any issues. We are continuing to evaluate additional controls and procedures that we can implement and may add additional accounting personnel during fiscal 2007 to enhance our accounting processes and technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements. We believe that the engagement of MorganFranklin and use of their services should adequately address the identified weakness. With the acquisition of Radiologix we have added additional technical accounting staff from their organization which we believe will further reduce any material weakness.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         At March 31, 2006, the status of all current legal matters previously disclosed in Part 1, Item 3, of our Form 10-K/T for the two months ended December 31, 2006 is unchanged.

ITEM 1A  RISK FACTORS

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our Form 10-K for the year ended October 31, 2006 and our Form 10-K/T for the two months ended December 31, 2006, which could materially affect our business, financial condition, and results of operations. The risks described in our Forms 10-K and 10-K/T are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended March 31, 2007, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

         In January 2007, we issued to one of BRMG's radiologists in order to obtain his services, a five-year warrant exercisable at a price of $4.79 per share, which was the public market closing price for our common stock on the transaction date, to purchase 500,000 shares of our common stock. In January 2007, we issued to one of our key employees a six-year warrant exercisable at a price of $4.74 per share, which was the public market closing price for our common stock on the transaction date, to purchase 250,000 shares of our common stock.

         In February 2007, we issued to each of our four independent directors, as annual compensation in connection with their agreements to serve as directors, five year warrants to purchase 25,000 shares exercisable at a price of $5.99 per share , which was the public market price for our common stock on the transaction date.

ITEM 6   EXHIBITS

         The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         RADNET, INC.

         (Registrant)

Date:    May 21, 2007                           By: /s/   HOWARD G. BERGER, M.D.
                                                    ----------------------------
         Howard G. Berger, M.D.,
         President, Chief Executive Officer and Director


Date:  May 21, 2007                             By: /s/    Mark D. Stolper
                                                    ---------------------------
         Mark D. Stolper, Chief Financial Officer
         (Principal Accounting Officer)

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER       DESCRIPTION
 ------       -----------

31.1 Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2 Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D. *

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper *

-------------------
*     Filed herewith.