Form 10-Q
period 2007-06-30
RadNet, Inc.
filed 2007-08-14
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding on August 10, 2007, was 34,669,558 shares (excluding treasury shares).

         Table of Contents

                                  RADNET, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006

                  Consolidated Statements of Operations (unaudited) for the Three and Six Months ended June 30, 2007 and 2006

                  Consolidated Statement of Stockholders' Deficit (unaudited) for the Six Months ended June 30, 2007

                  Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2007 and 2006

                  Notes to Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         ITEM 4.  Controls and Procedures

PART II - OTHER INFORMATION

         ITEM 1   Legal Proceedings

         ITEM 1A. Risk Factors

         ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

         ITEM 6   Exhibits

SIGNATURES

INDEX TO EXHIBITS


                                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                         RADNET, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                             June 30,      December 31,
                                                                              2007            2006
                                                                            ---------       ---------
                                                                           (Unaudited)
                                                    ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                            $      18       $   3,221
       Accounts receivable, net                                                78,359          70,286
       Unbilled receivables and other receivables                                 997             508
       Due from affiliates                                                         --           1,427
       Refundable income taxes                                                    105           6,464
       Other current assets                                                    11,246           7,518
                                                                            ---------       ---------
                 Total current assets                                          90,725          89,424
PROPERTY AND EQUIPMENT, NET                                                   155,928         158,542
OTHER ASSETS
       Goodwill                                                                65,786          61,607
       Other intangible assets                                                 58,397          60,484
       Deferred financing costs, net                                            8,492           9,422
       Investment in joint ventures                                             9,473          10,125
       Trade name and other                                                     4,553           4,751
                                                                            ---------       ---------
                 Total other assets                                           146,701         146,389
                                                                            ---------       ---------
                 Total assets                                               $ 393,354       $ 394,355
                                                                            =========       =========

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
       Cash disbursements in transit                                        $   2,493       $   5,099
       Accounts payable                                                        15,348          17,939
       Accrued expenses                                                        24,976          27,561
       Notes payable                                                            2,680           2,969
       Due to affiliates                                                          230              --
       Obligations under capital leases                                         6,883           4,626
                                                                            ---------       ---------
                 Total current liabilities                                     52,610          58,194
                                                                            ---------       ---------
LONG-TERM LIABILITIES
       Line of credit                                                              --              22
       Notes payable, net of current portion                                  357,862         360,083
       Obligations under capital lease, net of current portion                 16,870          11,305
       Other non-current liabilities                                           14,848          10,493
                                                                            ---------       ---------
                 Total long-term liabilities                                  389,580         381,903
                                                                            ---------       ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                808           1,254
STOCKHOLDERS' DEFICIT
       Preferred stock - $.0001 par value, 30,000,000 shares                       --              --
          authorized, none issued
       Common stock - $.0001 par value, 200,000,000 shares authorized;
          35,582,058 and 34,973,780 shares issued at June 30, 2007
          and December 31, 2006, respectively; 34,669,558
          and 34,061,281 shares outstanding at June 30, 2007
          and December 31, 2006, respectively                                       4               3
       Paid-in-capital                                                        149,094         146,056
       Accumulated other comprehensive income (loss)                            1,045             (73)
       Accumulated deficit                                                   (199,092)       (192,287)
                                                                            ---------       ---------
                                                                              (48,949)        (46,301)
       Less:  Treasury stock - 912,500 shares at cost                            (695)           (695)
                                                                            ---------       ---------
          Total stockholders' deficit                                         (49,644)        (46,996)
                                                                            ---------       ---------
       Total liabilities and stockholders' deficit                          $ 393,354       $ 394,355
                                                                            =========       =========

                  The accompanying notes are an integral part of these financial statements.




                                             RADNET, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                        (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
                                                      -------------------------       -------------------------
                                                         2007            2006            2007           2006
                                                      ---------       ---------       ---------       ---------
NET REVENUE                                           $ 107,027       $  40,355       $ 212,842       $  80,005

OPERATING EXPENSES
     Operating expenses                                  79,140          29,995         160,902          59,825
     Depreciation and amortization                       10,440           4,051          21,090           8,055
     Provision for bad debts                              6,862           1,850          14,415           3,325
     Loss on sale of equipment                                4              82               4              68
     Severance costs                                        247              --             785              --
                                                      ---------       ---------       ---------       ---------
         Total operating expenses                        96,693          35,978         197,196          71,273
                                                      ---------       ---------       ---------       ---------


INCOME FROM OPERATIONS                                   10,334           4,377          15,646           8,732

OTHER EXPENSES (INCOME)
     Interest expense                                     9,858           5,004          20,774           9,383
     Loss on debt extinguishment, net                        --              21              --           2,118
     Other expense (income)                                 (51)            (80)            (51)            742
                                                      ---------       ---------       ---------       ---------
         Total other expense                              9,807           4,945          20,723          12,243
                                                      ---------       ---------       ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
     INTEREST AND EARNINGS FROM
     JOINT VENTURES                                         527            (568)         (5,077)         (3,511)
     Provision for income taxes                             (13)             --             (29)             --
     Minority interest in income of subsidiaries           (170)             --            (285)             --
     Earnings from joint ventures                           982              --           1,977              --
                                                      ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                     $   1,326       $    (568)      $  (3,414)      $  (3,511)
                                                      =========       =========       =========       =========

BASIC NET INCOME (LOSS) PER SHARE                     $    0.04       $   (0.03)      $   (0.10)      $   (0.17)
                                                      =========       =========       =========       =========

DILUTED NET INCOME (LOSS) PER SHARE                   $    0.04       $   (0.03)      $   (0.10)      $   (0.17)
                                                      =========       =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                  34,637          21,212          34,514          20,959
  Diluted                                                37,756          21,212          34,514          20,959


                  The accompanying notes are an integral part of these financial statements.




                                                   RADNET, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                  SIX MONTHS ENDED JUNE 30, 2007
                                                 (IN THOUSANDS EXCEPT SHARE DATA)


                                  Common Stock $.0001 par                                                   Accumulated
                                  value, 200,000,000 shares                                                     Other       Total
                                          authorized                  Treasury stock, at cost               Comprehensive   Stock-
                                   ----------------------  Paid-in    -----------------------  Accumulated     Income      holders'
                                     Shares   Amount (1)  Capital (1)  Shares (1)   Amount       Deficit       (loss)      Deficit
                                   ----------  --------- ------------  ---------- -----------  -----------  -----------  -----------
BALANCE - DECEMBER 31, 2006        34,973,780  $      3  $  146,056    (912,500)  $     (695)  $ (192,287)  $      (73)  $  (46,996)
                                   =================================================================================================

   Cumulative effect adjustment
      pursuant to adoption of
      SAB No. 108                          --        --          --          --           --       (3,391)          --       (3,391)
   Issuance of common stock
      upon exercise of stock
      options                         608,278         1         436          --           --           --           --          437
   Share-based payments                    --        --       2,602          --           --           --           --        2,602
   Change in fair value of                 --        --
    cash flow hedging                      --        --          --          --           --           --        1,118        1,118
    Net loss                               --        --          --          --           --       (3,414)          --       (3,414)

                                   -------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2007            35,582,058  $      4  $  149,094    (912,500)  $     (695)  $ (199,092)  $    1,045   $  (49,644)
                                   =================================================================================================

 The accompanying notes are an integral part of these financial statements.

 (1) All share information is restated for all periods presented to reflect the decrease in common shares outstanding resulting from the one-for-two reverse common stock split effected November 28, 2006 In addition, common stock and paid-in-capital amounts were restated to reflect the decrease in the par value of common stock to $.0001 per share





                                 RADNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                           (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                          2007            2006
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                          $  (3,414)      $  (3,511)
     Adjustments to reconcile net loss to net cash
       flows from operating activities:
     Depreciation and amortization                                        21,090           8,055
     Provision for bad debts and allowance adjustments                    14,415           3,325
     Minority interests in consolidated subsidiaries                         285              --
     Distributions to minority interests                                    (731)             --
     Equity in earnings of joint ventures                                 (1,977)             --
     Distributions from joint ventures                                     2,629              --
     Deferred rent                                                           697              --
     Deferred financing cost interest expense                                930              --
     Net loss on disposal of assets                                            4              68
     Loss on extinguishment of debt                                           --           2,097
     Employee stock compensation                                           2,602             276
     Deferred revenue from sale of building                                   --             (22)
     Changes in operating assets and liabilities:
          Accounts receivable                                            (21,886)         (4,447)
          Unbilled receivables                                              (489)           (749)
          Refundable income taxes                                          6,359              --
          Other current assets                                            (3,892)            165
          Other assets                                                     1,707            (551)
          Accounts payable and accrued expenses                           (6,503)          3,802
                                                                       ---------       ---------
             Net cash provided by operating activities                    11,826           8,508
                                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of imaging facilities                                         (540)           (238)
     Purchase of property and equipment                                  (12,067)         (4,748)
     Purchase of Radiologix                                                 (370)             --
     Proceeds from sale of imaging facility                                1,300
     Purchase of covenant not to compete contract                           (250)             --
     Payments collected on notes receivable                                  111              --
                                                                       ---------       ---------
             Net cash used in investing activities                       (11,816)         (4,986)
                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on notes and leases payable                       (3,728)         (3,493)
     Repayment of debt upon extinguishments                                   --        (141,243)
     Proceeds from borrowings upon refinancing                                --         146,468
     Debt issue costs                                                         --          (5,472)
     Proceeds from borrowings on notes payable & revolving credit            100              60
     Payments on line of credit                                              (22)             --
     Proceeds from issuance of common stock                                  437             158
                                                                       ---------       ---------
             Net cash used in financing activities                        (3,213)         (3,522)
                                                                       ---------       ---------
NET DECREASE IN CASH                                                      (3,203)             --
CASH, BEGINNING OF PERIOD                                                  3,221               2
                                                                       ---------       ---------
CASH, END OF PERIOD                                                    $      18       $       2
                                                                       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                          $  20,485       $   7,554

           The accompanying notes are an integral part of these financial statements.

                                                 6

                          RADNET, INC. AND SUBSIDIARIES

                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       We entered into capital leases for approximately $9,040,000 and $365,000 for the six months ended June 30, 2007 and 2006, respectively.

                          RADNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

         RadNet, Inc. or RadNet (formerly Primedex Health Systems, Inc.), was incorporated on October 21, 1985. Since our acquisition of Radiologix on November 15, 2006, we have operated a group of regional networks comprised of 132 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging
(MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

         The results of operations of Radiologix and its wholly owned subsidiaries have been included in the consolidated financial statements from the date of acquisition. The consolidated financial statements also include the accounts of Radnet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional corporation, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 17% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 52 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At eleven former Radiologix centers in California and at all of the former Radiologix centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among, BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). Medical services and supervision at most of our California imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

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

         Radiologix has no financial controlling interest in the contracted radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended June 30, 2007 and 2006 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2006 and our transition report on Form 10-K/T for the two months ended December 31, 2006.

         Certain prior period amounts have been reclassified to conform to the current period presentation. These changes have no effect on net income.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital balance of $38.1 million at June 30, 2007 compared to $31.2 million at December 31, 2006, and net income of $1.3 million and a net loss of 3.4 million during the three and six months ended June 30, 2007, respectively. We also had a stockholders' deficit of $49.6 million at June 30, 2007 compared to $47.0 million at December 31, 2006.

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

         Our business strategy with regard to operations will focus on the following:
         o        Maximizing performance at our existing facilities;
         o        Focusing on profitable contracting;
         o        Expanding MRI, CT and PET applications;
         o        Optimizing operating efficiencies; and
         o        Expanding our networks

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

NOTE 2 - BUSINESS ACQUISITION

         On November 15, 2006, we completed our acquisition of Radiologix, Inc. as a stock purchase. Under the terms of the merger agreement, Radiologix shareholders received aggregate consideration of 11,310,950 shares (or 22,621,900 shares before the one-for-two reverse stock split effected in late November 2006) of our common stock and $42,950,000 in cash.

         The total purchase price and the allocation of the estimated purchase price discussed below are preliminary and have not been finalized. The preliminary estimated total purchase price of the merger is as follows:

                                                      (IN THOUSANDS)
                                                    -----------------
Value of stock given by RadNet to Radiologix*              $  39,400
Cash                                                          42,950
Estimated transaction fees and expenses**                     15,208
                                                    -----------------
Total purchase price                                       $  97,558
                                                    =================

(*) Calculated as 11,310,950 shares multiplied by $3.48 (average closing price of $1.74 from June 28, 2006 to July 13, 2006, adjusted for the one-for-two reverse stock split).

(**) Includes $8,274,000 in assumed liabilities of Radiologix, including $3,210,000 in merger and acquisition fees and $5,064,000 in Radiologix bond prepayment penalties.

         Under the purchase method of accounting, the total estimated purchase price as shown above and determined by an external valuation expert is allocated to Radiologix's net tangible and intangible assets based on their estimated fair values as of the date of acquisition. The following table summarizes the preliminary purchase price allocation at the date of acquisition.

                                                       (IN THOUSANDS)
                                                       --------------
Current assets                                              $114,764
Property and equipment, net                                   83,116
Identifiable intangible assets                                61,000
Goodwill                                                      42,321
Investments in joint ventures                                  9,482
Other assets                                                     974
Current liabilities                                          (24,499)
Accrued restructuring charges                                   (314)
Contracts                                                     (8,994)
Assumption of debt                                          (177,358)
Long-term liabilities                                         (1,725)
Minority interests in consolidated subsidiaries               (1,209)
                                                       --------------
Total purchase price                                        $ 97,558
                                                       ==============

         CASH, MARKETABLE SECURITIES, INVESTMENTS AND OTHER ASSETS: We valued cash, marketable securities, investments and other assets at their respective carrying amounts as we believe that these amounts approximated their current fair values.

         IDENTIFIABLE INTANGIBLE ASSETS: Identifiable intangible assets acquired include management service agreements and covenants not to compete. Management service agreements represent the underlying relationships and agreements with certain professional radiology groups. Covenants not to compete are contracts entered into with certain former members of management of Radiologix on the date of acquisition.

Identifiable intangible assets consist of:
                                                           ESTIMATED
                                        ESTIMATED         AMORTIZATION           ANNUAL
              (IN THOUSANDS)           FAIR VALUE           PERIOD           AMORTIZATION
              --------------        --------------------------------------------------------
Management service agreements           $ 57,880             25 years           $ 2,315
Covenants not to compete                   3,120         1 to 2 years             1,810

         Estimated useful lives for the intangible assets were based on the average contract terms, which are greater than the amortization period that will be used for management contracts. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

         GOODWILL: Approximately $42,321,000 has been allocated to goodwill. This is an increase of approximately $4.3 million from our estimate at March 31, 2007 based on a further refinement of our purchase price allocation. This amount may change when we finalize our estimate. The increase in Goodwill includes a $148,000 decrease to net accounts receivable, a $182,000 decrease to other current assets, a $3.5 million decrease to property and equipment and a $374,000 increase to accrued liabilities. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill will not be amortized but instead will be tested for impairment at least annually. We perform this test annually on December 1. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made, which would normally be the fourth quarter. Because this goodwill was established through a stock purchase, no amount is deductible for tax purposes.

         OPERATING LEASES: We assumed certain operating leases for both equipment and facilities. All related historical deferred rent liabilities have been eliminated. The establishment of any assets or liabilities associated with the Company's assumption of these operating leases is contingent upon final analysis from our external valuation experts.

NOTE 3 - FACILITY OPENINGS

         In March 2007, we acquired the assets and business of Rockville Open MRI, located in Rockville, Maryland, for $540,000 in cash and the assumption of a capital lease of $1.1 million. The center provides MRI services. The center is 3,500 square feet with a monthly rental of approximately $8,400 per month. Approximately $365,000 of goodwill was recorded with respect to this transaction.

NOTE 4 - ADOPTION OF RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires an approach that considers the amount by which the current year Consolidated Statement of Operations is misstated ("rollover approach") and an approach that considers the cumulative amount by which the current year Consolidated Balance Sheet is misstated ("iron curtain approach").

         Prior to the issuance of SAB No. 108, either the rollover or iron curtain approach was acceptable for assessing the materiality of financial statement misstatements. Prior to the Company's application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

         Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The misstatement that has been corrected is described below.

         Subsequent to the completion of the financial statement close process for the three and six months ended June 30, 2007, we determined that certain lease rate escalation clauses had not been properly accounted for in accordance with generally accepted accounting principles for the fiscal years ended October 31, 2004, 2005 and 2006 as well as for the two months ended December 31, 2006 (our transition period) and for the quarter ended March 31, 2007. The Company has been recording rent expense based on the contractual terms of the lease agreements. We reviewed Statement of Financial Accounting Standards No. 13 (SFAS No. 13) and its related interpretations including Financial Accounting Standards Board Technical Bulletin 85-3 "Accounting for Operating Leases with Scheduled Rent Increases" (FTB 85-3), scheduled rent increases and rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed. FTB 85-3 specifically states that scheduled rent increases designed to reflect the anticipated effects of inflation is not a justification to support not straight lining the lease cost over the lease term. Based on our review, we have concluded that the straight-line method is required.

         In accordance with the transition provisions of SAB No. 108, we recorded a $3.4 million cumulative effect adjustment to retained earnings and an offsetting amount to long-term deferred rent as of January 1, 2007. In addition, we recognized an additional $697,000 of facility rent expense for the six months ended June 30, 2007 related to the application of the straight-line methodology to certain leases with rent escalators.

         Based on the nature of these adjustments and the totality of the circumstance surrounding these adjustments, we have concluded that these adjustments are immaterial to prior years' consolidated financial statements under our previous method of assessing materiality, and therefore, have elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening liabilities as of January 1, 2007, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2007.

         In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109" ("FIN 48"), and effective January 1, 2007, we adopted FIN 48. FIN 48 applies to all "tax positions" accounted for under SFAS 109. FIN 48 refers to "tax positions" as positions taken in a previously filed tax return or positions expected to be taken in a future tax return which are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include, but not be limited to, the following:

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

         We are subject to tax audits in several tax jurisdictions within the U.S. and will remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:

         o Federal -- we are subject to U.S. federal tax examinations by tax authorities for the tax years ended 2003 to 2007

         o State -- we are subject to state tax examinations by tax authorities for the tax years ended 2002 to 2007

         The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and June 30, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision; however, since there are no unrecognized tax benefits as a result of tax positions taken, there is no accrued interest and penalties.

         Additionally, the future utilization of the Company's net operating loss carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.


NOTE 5 - COMPREHENSIVE INCOME

         The following table summarizes total comprehensive income for the applicable periods (in thousands):

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                   June 30,
                                               ---------------------      ----------------------
                                                 2007         2006          2007          2006
                                               -------      -------       -------       -------
Net income (loss)                              $ 1,326      $  (568)      $(3,414)      $(3,511)
Change in fair value of cash flow hedging        1,796           --         1,118            --
                                               -------      -------       -------       -------
Total comprehensive income (loss)              $ 3,122      $  (568)      $(2,296)      $(3,511)
                                               =======      =======       =======       =======

NOTE 6 - EARNINGS PER SHARE

         Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, and includes the effect of the one-for-two reverse stock split effective November 28, 2006, as follows (in thousands):



                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     ------------------          ----------------
                                                           JUNE 30,                  JUNE 30,
                                                           --------                  --------
                                                      2007        2006          2007          2006
                                                     ------      ------       -------       --------
Net income (loss)                                    $1,326      $ (568)      $(3,414)      $ (3,511)
                                                     ======      ======       =======       ========

BASIC EARNINGS (LOSS) PER SHARE
Weighted average number of common
shares outstanding during the period                 34,637      21,212        34,514         20,959
                                                     ======      ======       =======       ========

Basic income (loss) per share                        $ 0.04      $(0.03)      $ (0.10)      $  (0.17)
                                                     ======      ======       =======       ========
DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of common shares
outstanding during the period                        34,637      21,212        34,514         20,959

Add additional shares issuable upon exercise of
stock options and warrants calculated using the
treasury stock method                                 3,119          --            --             --
                                                     ------      ------       -------       --------
Weighted average number of common shares used
in calculating diluted earnings per share            37,756      21,212        34,514         20,959
                                                     ======      ======       =======       ========

Diluted income (loss) per share                      $ 0.04      $(0.03)      $ (0.10)      $  (0.17)
                                                     ======      ======       =======       ========

         For the three months ended June 30, 2006 and the six months ended June 30, 2007 and 2006, we excluded all options and warrants in the calculation of diluted earnings per share because their effect is antidilutive.

NOTE 7 - INVESTMENT IN JOINT VENTURES

         We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. Total assets at June 30, 2007 includes notes receivable from certain unconsolidated joint ventures aggregating $495,000. Interest income related to these notes receivable was approximately $28,000 and $58,000 for the three and six months ended June 30, 2007, respectively. We also received management service fees of $1.2 million and $2.2 million for the three and six months ended June 30, 2007, respectively, in connection with operating the centers underlying these joint ventures.

         The following table is a summary of key financial data for these joint ventures as of and for the six months ended June 30, 2007 (in thousands):

         Current assets                                            $15,304
         Noncurrent assets                                          11,874
         Current liabilities                                         2,629
         Noncurrent liabilities                                        558
         Net assets:
              Radnet joint venture interests                         9,473
              Other joint venture partners
         interests                                                  14,518
         Net revenue                                                29,376
         Net income                                                  6,217

NOTE 8 - STOCK BASED COMPENSATION

         We have three long-term incentive stock option plans. The 1992 plan has not issued options since the adoption of the 2000 plan and the 2000 plan has not issued options since the adoption of the 2006 plan. We reserved 1,000,000 shares of common stock for grants of options under our 2006 plan. We have issued non-qualified stock options from time to time in connection with acquisitions and for other purposes and have also issued stock under the plans. Employee stock options generally vest over three to five years and expire five to ten years from date of grant.

         As of June 30, 2007, 227,750, or approximately 99%, of all outstanding stock options are fully vested. No options were granted during the three and six months ended June 30, 2007.

         We have issued warrants under various types of arrangements to employees, as well as to non-employees in conjunction with debt financing and in exchange for outside services. All warrants are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. The warrants expire from five to seven years from the date of grant. Warrants issued to employees can vest immediately or up to seven years. Vesting terms are determined by the board of directors at the date of issuance. We issued 1,450,000 warrants during the six months ended June 30, 2007. As of June 30, 2007, 3,831,667, or approximately 73%, of all the outstanding warrants are fully vested.

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

         Mssrs. Linden, Hames and Stolper who hold the positions of Executive Vice President and General Counsel, Executive Vice President and Chief Operating Officer and Executive Vice President and Chief Financial Officer, respectively, were issued certain warrants in prior periods which fully vest upon the sooner of their respective multi-year vesting schedules or at such time as the 30 day average closing stock price of our shares in the public market in which it trades equals or exceeds $6.00. For the 30 day trading period ended March 7, 2007, the average closing price exceeded $6.00 per share. Accordingly, these warrants fully vested resulting in the full expensing of the remaining unamortized fair value of these warrants of $1.7 million in the first quarter of 2007.

         The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

         The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands):

                                              THREE MONTHS ENDED JUNE 30,
                                       2007                                 2006
                                       ----                                 ----
                              IMPACT OF EQUITY-BASED              IMPACT OF EQUITY-BASED
                              ----------------------              ----------------------
                           AS REPORTED      COMPENSATION       AS REPORTED       COMPENSATION
                           -----------      ------------       -----------       ------------
Income from operations       $10,334           $(382)            $4,377            $(112)
Net income (loss)              1,326            (382)              (568)            (112)
Net basic and diluted
earnings per share              0.04           (0.01)             (0.03)           (0.01)


                                                SIX MONTHS ENDED JUNE 30,
                                      2007                                 2006
                                      ----                                 ----
                              IMPACT OF EQUITY-BASED               IMPACT OF EQUITY-BASED
                              ----------------------               ----------------------
                           AS REPORTED     COMPENSATION        AS REPORTED      COMPENSATION
                           -----------     ------------        -----------      ------------
Income from operations       $15,646         $(2,602)            $8,732            $(276)
Net income (loss)             (3,414)         (2,602)            (3,511)            (276)
Net basic and diluted
earnings per share             (0.10)          (0.08)             (0.17)            (0.01)




         The following summarizes all of our option and warrant activity for the six months ended June 30, 2007:

                                                                             WEIGHTED AVERAGE
                                                      WEIGHTED AVERAGE          REMAINING           AGGREGATE
                                                       EXERCISE PRICE        CONTRACTUAL LIFE       INTRINSIC
OUTSTANDING OPTIONS                       SHARES      PER COMMON SHARE          (IN YEARS)            VALUE
-------------------                       ------      ----------------          ----------            -----
Balance, December 31, 2006                350,625              $1.01
Granted                                       ----              ----
Exercised                                (113,125)              0.82
Canceled or expired                        (7,250)              3.26

Balance, June 30, 2007                    230,250              $1.03                  3.00          $1,077,548
                                          -------
Exercisable at June 30, 2007              227,750              $1.03                  2.96          $1,065,773
                                          =======

                                                                                   WEIGHTED AVERAGE
                                                           WEIGHTED AVERAGE           REMAINING         AGGREGATE
                                                          EXERCISE PRICE PER       CONTRACTUAL LIFE     INTRINSIC
OUTSTANDING WARRANTS                      SHARES             COMMON SHARE             (IN YEARS)          VALUE
--------------------                      ------             ------------             ----------          -----
Balance, December 31, 2006             4,590,667                      $1.20
Granted                                 1,450,000                      5.27
Exercised                               (517,000)                      0.93
Canceled or expired                     (282,000)                      2.47

Balance, June 30, 2007                 5,241,667                      $2.27                  3.64       $34,208,753
                                       ---------
Exercisable at June 30, 2007           3,831,667                      $3.63                  1.15       $30,925,453
                                       =========

         The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options/warrants) that would have been received by the holder had all holders exercised their options/warrants on June 30, 2007. Total intrinsic value of options and warrants exercised during the six months ended June 30, 2007 was approximately $574,000. As of June 30, 2007, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $4.5 million, which is expected to be recognized over a weighted average period of approximately 3.7 years.

         The fair value of each option/warrant granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option/warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option/warrant. The weighted-average grant date fair value of stock options and warrants granted during the six months ended June 30, 2007 was $3.34 and $0.41 for the six months ended June 30, 2006. The following is the weighted average data used to calculate the fair value:

                             Risk-free        Expected    Expected     Expected
                           Interest Rate        Life     Volatility    Dividends
                           -------------        ----     ----------    ---------

         June 30, 2007            4.57%      4.3 years    94.81%            ---
         June 30, 2006            4.71%      5.0 years    99.55%            ---

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

NOTE 9 - SUBSEQUENT EVENTS

         On July 2, 2007, we completed our previously announced acquisition of the assets of Borg Imaging Group for $11.7 million in cash plus the assumption of approximately $1.0 million of debt. Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. After combining the Borg centers with RadNet's existing centers in Rochester, New York, RadNet will have a total of 11 imaging centers in Rochester.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

OVERVIEW

         Since our acquisition of Radiologix on November 15, 2006, we have operated a group of regional networks comprised of 132 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including MRI, CT, PET, nuclear medicine, mammography, ultrasound, X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

         The results of operations of Radiologix and its wholly owned subsidiaries have been included in the consolidated financial statements from the date of acquisition. The consolidated financial statements also include the accounts of RadNet, Inc., Radnet Management, Inc., or Radnet Management, and BRMG, which is a professional corporation, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc., or DIS, all wholly owned subsidiaries of Radnet Management.

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 17% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 52 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At eleven former Radiologix centers in California and at all of the former Radiologix centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among, BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). Medical services and supervision at most of our California imaging centers are provided through BRMG and through other independent physicians and physician groups. BRMG is consolidated with Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

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

         Radiologix has no financial controlling interest in the contracted radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

ADOPTION OF THE PROVISIONS OF STAFF ACCOUNTING BULLETIN NO. 108 ("SAB NO. 108")

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires an approach that considers the amount by which the current year Consolidated Statement of Operations is misstated ("rollover approach") and an approach that considers the cumulative amount by which the current year Consolidated Balance Sheet is misstated ("iron curtain approach").

         Prior to the issuance of SAB No. 108, either the rollover or iron curtain approach was acceptable for assessing the materiality of financial statement misstatements. Prior to the Company's application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

         Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The misstatement that has been corrected is described below.

         Subsequent to the completion of the financial statement close process for the three and six months ended June 30, 2007, we determined that certain lease rate escalation clauses had not been properly accounted for in accordance with generally accepted accounting principles for the fiscal years ended October 31, 2004, 2005 and 2006 as well as for the two months ended December 31, 2006 (our transition period) and for the quarter ended March 31, 2007. The Company has been recording rent expense based on the contractual terms of the lease agreements. We reviewed Statement of Financial Accounting Standards No. 13 (SFAS No. 13) and its related interpretations including Financial Accounting Standards Board Technical Bulletin 85-3 "Accounting for Operating Leases with Scheduled Rent Increases" (FTB 85-3), scheduled rent increases and rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed. FTB 85-3 specifically states that scheduled rent increases designed to reflect the anticipated effects of inflation is not a justification to support not straight lining the lease cost over the lease term. Based on our review, we have concluded that the straight-line method is required.

         In accordance with the transition provisions of SAB No. 108, we recorded a $3.4 million cumulative effect adjustment to retained earnings and an offsetting amount to long-term deferred rent as of January 1, 2007. In addition, we recognized an additional $697,000 of facility rent expense for the six months ended June 30, 2007 related to the application of the straight-line methodology to certain leases with rent escalators.

         Based on the nature of these adjustments and the totality of the circumstance surrounding these adjustments, we have concluded that these adjustments are immaterial to prior years' consolidated financial statements under our previous method of assessing materiality, and therefore, have elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening liabilities as of January 1, 2007, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2007.

CRITICAL ACCOUNTING ESTIMATES

         Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements that were prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Management makes estimates and assumptions when preparing financial statements. These estimates and assumptions affect various matters, including:

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

         The Securities and Exchange Commission (SEC), defines critical accounting estimates as those that are both most important to the portrayal of a company's financial condition and results of operations and require management's most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         As of the period covered in this report, there have been no material changes to the critical accounting estimates we use, and have explained, in both our annual report on Form 10-K for the fiscal year ended October 31, 2006 and our transition report on Form 10-K/T for the two months ended December 31, 2006.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              JUNE 30,                    JUNE 30,
                                                      ----------------------      ------------------------
                                                         2007         2006            2007        2006
                                                      ----------  ----------      -----------  -----------
NET REVENUE                                              100.0%      100.0%           100.0%       100.0%

OPERATING EXPENSES
     Operating expenses                                   73.9%       74.3%            75.6%        74.8%
     Depreciation and amortization                         9.8%       10.0%             9.9%        10.1%
     Provision for bad debts                               6.4%        4.6%             6.8%         4.2%
     Loss on sale of equipment                             0.0%        0.2%             0.0%         0.1%
     Severance costs                                       0.2%        0.0%             0.4%         0.0%
                                                      ----------  ----------      -----------  -----------
         Total operating expenses                         90.3%       89.2%            92.6%        89.1%

INCOME FROM OPERATIONS                                     9.7%       10.8%             7.4%        10.9%

OTHER EXPENSES (INCOME)
     Interest expense                                      9.2%       12.4%             9.8%        11.7%
     Loss on debt extinguishment, net                      0.0%        0.1%             0.0%         2.6%
     Other expense (income)                                0.0%       (0.2%)            0.0%         0.9%
                                                      ----------  ----------      -----------  -----------
         Total other expense                               9.2%       12.3%             9.7%        15.3%

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
     INTERESTS AND EARNINGS FROM
     JOINT VENTURES                                        0.5%       (1.4%)           (2.4%)       (4.4%)
     Provision for income taxes                            0.0%        0.0%             0.0%         0.0%
     Minority interest in (income) loss of subs           (0.2%)       0.0%            (0.1%)        0.0%
     Earnings from joint ventures                          0.9%        0.0%             0.9%         0.0%
                                                      ----------  ----------      -----------  -----------
NET INCOME (LOSS)                                          1.2%       (1.4%)           (1.6%)       (4.4%)
                                                      ==========  ==========      ===========  ===========

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2006

NET REVENUE

         Net revenue for the three months ended June 30, 2007 was $107.0 million compared to $40.4 million for the three months ended June 30, 2006, an increase of $66.6 million, or 164.8%. Net revenue from the acquisition of Radiologix, effective November 15, 2006, was $65.9 million for the three months ended June 30, 2007. Net revenue excluding Radiologix increased $700,000 for the three months ended June 30, 2007 when compared to the same period last year. This increase is net of the effects of reimbursement reductions experienced as a result of the government's reduction of certain Medicare payments (DRA), which became effective in January 2007.

OPERATING EXPENSES

         Operating expenses for the three months ended June 30, 2007 increased approximately $49.1 million, or 163.8%, from $30.0 million for the three months ended June 30, 2006 to $79.1 million for the three months ended June 30, 2007. The following table sets forth our operating expenses for the three months ended June 30, 2007 and 2006 (in thousands):

                                                                                                       THREE MONTHS ENDED JUNE 30,
                                                                                                       ----------------------------
                                                                                                          2007            2006
                                                                                                       ------------    ------------
         Salaries and professional reading fees (excluding stock based compensation and severance)     $    40,867     $    18,733
         Stock based compensation                                                                              382             112
         Building and equipment rental                                                                      10,044           2,144
         General administrative expenses                                                                    27,847           9,006
                                                                                                       ------------    ------------
         Total operating expenses                                                                      $    79,140     $    29,995
                                                                                                       ============    ============

         Depreciation and amortization                                                                 $    10,440     $     4,051
         Provision for bad debts                                                                             6,861           1,850
         Loss on sale of equipment, net                                                                          4              82
         Severance costs                                                                                       247            ----

         SALARIES AND PROFESSIONAL READING FEES (EXCLUDING STOCK COMPENSATION AND SEVERANCE)

         Salaries and professional reading fees increased $22.1 million, or 118.0%, to $40.8 million for the three months ended June 30, 2007 compared to $18.7 million for the three months ended June 30, 2006. During the three months ended June 30, 2007, salaries and professional reading fees were $20.1 million for Radiologix. Salaries excluding Radiologix increased $2.0 million for the three months ended June 30, 2007 when compared to the same period last year.

         STOCK BASED COMPENSATION

         Stock compensation increased $270,000 to $382,000 for the three months ended June 30, 2007 compared to $112,000 for the three months ended June 30, 2006. This increase is primarily due to additional warrants granted during the last six months of 2006 and the first six months of 2007 as well as the acceleration of vesting of a warrant to a key employee resulting in additional stock compensation of $135,000.

         SEVERANCE

         During the three months ended June 30, 2007, we recorded severance costs of $247,000 associated with the integration of Radiologix.

         BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $7.9 million, or 368.5%, to $10.0 million for the three months ended June 30, 2007 compared to $2.1 million for the three months ended June 30, 2006. During the three months ended June 30, 2007, building and equipment rental expense was $7.1 million for Radiologix. Building and equipment rental expenses excluding Radiologix increased $800,000 for the three months ended June 30, 2007 when compared to the same period last year. The increase was due to normal consumer price index escalations built into the operating leases, and the increase in equipment rental was primarily due to the cost of renting mobile MRI equipment while repairs were in progress at our Orange, California, facility. Also included in this increase is our adjustment to building lease expense of $335,000 resulting from straight-lining the built-in rent escalators existing in some of our lease contracts.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement at 3.62% of net revenue for the three-month period. Overall, general and administrative expenses increased $18.8 million, or 209.2%, for the three months ended June 30, 2007 compared to the previous period. During the three months ended June 30, 2007, general and administrative expenses were $15.4 million for Radiologix. General and administrative expenses excluding Radiologix increased $3.4 million for the three months ended June 30, 2007 when compared to the same period last year. The increase was primarily due to increased expenditures for accounting fees, costs related to repairs at our Orange, California, facility, and employee and marketing expenditures at year-end.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $6.4 million, or 157.7%, to $10.4 million for the three months ended June 30, 2007 when compared to the same period last year. During the three months ended June 30, 2007, depreciation and amortization expense was $5.4 million for Radiologix, which includes $1.0 million of amortization of intangible assets associated with the fair value of management service agreements and covenants not to compete. Depreciation and amortization expense excluding Radiologix increased $1.0 million for the three months ended June 30, 2007 when compared to the same period last year. The increase is primarily due to property and equipment additions as well as the acceleration of the amortization of leasehold improvements related to our vacated Rancho Bernardo facility of approximately $467,000.

         PROVISION FOR BAD DEBTS

         Provision for bad debts increased $5.0 million, or 270.9%, to $6.9 million, or 6.4% of net revenue, for the three months ended June 30, 2007 compared to $1.9 million, or 4.6% of net revenue, for the three months ended June 30, 2006. During the three months ended June 30, 2007, the provision for bad debts was $5.2 million, or 7.9% of net revenue, for Radiologix. Historically, Radiologix has experienced higher bad debt expense as compared to our business pre-acquisition due to the higher concentration of business associated with hospital payers in the markets that Radiologix serves and the poor collection percentages that are inherent with hospital business. Provision for bad debts excluding Radiologix decreased $200,000 for the three months ended June 30, 2007 when compared to the same period last year.


INTEREST EXPENSE

         Interest expense for the three months ended June 30, 2007 increased approximately $4.9 million, or 97.0%, from the same period in 2006. The increase was primarily due to the increased indebtedness of $360.0 million incurred upon the acquisition of Radiologix as well as the amortization of our deferred finance costs associated with this new financing which were $461,000 for the three months ended June 30, 2007 offset by realized gains on our fair value hedges of $695,000 for the three months ended June 30, 2007.

MINORITY INTEREST IN INCOME OF SUBSIDIARIES

         For the three months ended June 30, 2007, we recognized $170,000 in minority interest expense related to consolidated joint ventures of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

         For the three months ended June 30, 2007, we recognized equity in earnings from unconsolidated joint ventures of $982,000, including $958,000 from investments of Radiologix and $24,000 from an investment in a PET center in Palm Desert, California.


SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

NET REVENUE

         Net revenue for the six months ended June 30, 2007 was $212.8 million compared to $80.0 million for the six months ended June 30, 2006, an increase of $132.8 million, or 166.0%. Net revenue from the acquisition of Radiologix, effective November 15, 2006, was $130.0 million for the six months ended June 30, 2007. Net revenue excluding Radiologix increased $2.8 million for the six months ended June 30, 2007 when compared to the same period last year. This increase is net of the effects of reimbursement reductions experienced as a result of the DRA, which became effective in January 2007.

OPERATING EXPENSES

         Operating expenses for the six months ended June 30, 2007 increased approximately $101.1 million, or 168.9%, from $59.8 million for the six months ended June 30, 2006 to $160.9 million for the six months ended June 30, 2007. The following table sets forth our operating expenses for the six months ended June 30, 2007 and 2006 (in thousands):

                                                                                                            SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                       ---------------------------
                                                                                                           2007            2006
                                                                                                       ------------    -----------
         Salaries and professional reading fees (excluding stock based compensation and severance)     $    85,561     $   37,335
         Stock based compensation                                                                            2,602            276
         Building and equipment rental                                                                      20,106          4,237
         General administrative expenses                                                                    52,513         17,977
         NASDAQ one-time listing fee                                                                           120            ---
                                                                                                       ------------    -----------
         Total operating expenses                                                                      $   160,902     $   59,825
                                                                                                       ============    ===========

         Depreciation and amortization                                                                 $    21,090     $    8,055
         Provision for bad debts                                                                            14,415          3,325
         Loss on sale of equipment, net                                                                          4             68
         Severance costs                                                                                       785           ----

         SALARIES AND PROFESSIONAL READING FEES (EXCLUDING STOCK COMPENSATION AND SEVERANCE)

         Salaries and professional reading fees increased $48.3 million, or 129.2%, to $85.6 million for the six months ended June 30, 2007 compared to $37.3 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, salaries and professional reading fees were $43.8 million for Radiologix. Salaries excluding Radiologix increased $4.4 million for the six months ended June 30, 2007 when compared to the same period last year, which is in line with DRA effected increases in net revenue and increases in our procedure volumes.

         STOCK BASED COMPENSATION

         Stock compensation increased $2.3 million to $2.6 million for the six months ended June 30, 2007 compared to $276,000 for the six months ended June 30, 2006. This increase is primarily due to $1.8 million of additional stock based compensation expense recorded during the six months ended June 30, 2007 as a result of the vesting of warrants.

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

         SEVERANCE

         During the six months ended June 30, 2007, we recorded severance costs of $785,000 associated with the integration of Radiologix.

         BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $15.9 million, or 374.5%, to $20.1 million for the six months ended June 30, 2007 compared to $4.2 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, building and equipment rental expense was $14.4 million for Radiologix. Building and equipment rental expenses excluding Radiologix increased $1.5 million for the six months ended June 30, 2007 when compared to the same period in the previous year. The increase was due to normal consumer price index escalations built into the operating leases, and the increase in equipment rental was primarily due to the costs of renting mobile MRI equipment while repairs were being done at our Orange, California, facility. Also included in this increase is $697,000 resulting from straight-lining the built-in rent escalators existing in some of our lease contracts.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature, including medical supplies and billing fees, which increase with volume and repairs, and maintenance under our GE service agreement at 3.62% of net revenue for the three-month period. Overall, general and administrative expenses increased $34.5 million, or 192.1%, for the six months ended June 30, 2007 compared to the previous period. During the six months ended June 30, 2007, general and administrative expenses were $31.0 million for Radiologix. General and administrative expenses excluding Radiologix increased $3.5 million for the six months ended June 30, 2006 when compared to the same period last year. The increase was primarily due to increased expenditures for accounting fees, costs related to repairs at our Orange, California, facility, and employee and marketing expenditures at year-end.

         NASDAQ ONE-TIME LISTING FEE

         During the six months ended June 30, 2007, we recorded $120,000 for fees associated with listing our common stock with NASDAQ.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $13.0 million, or 161.8%, to $21.1 million for the six months ended June 30, 2007 when compared to the same period last year. During the six months ended June 30, 2007, depreciation and amortization expense was $11.6 million for Radiologix, which includes $1.0 million of amortization of intangible assets associated with the fair value of management service agreements and covenants not to compete. Depreciation and amortization expense excluding Radiologix increased $1.4 million for the six months ended June 30, 2007 when compared to the same period last year primarily due to property and equipment additions, as well as the acceleration of the amortization of leasehold improvements related to our vacated Rancho Bernardo facility of approximately $467,000.

         PROVISION FOR BAD DEBTS

         Provision for bad debt increased $11.1 million, or 137.7%, to $14.4 million, or 6.8% of net revenue, for the six months ended June 30, 2007 compared to $3.3 million, or 4.2% of net revenue, for the six months ended June 30, 2006. During the six months ended June 30, 2007, the provision for bad debts was $10.7 million, or 8.2% of net revenue, for Radiologix. Historically, Radiologix has experienced higher bad debts as compared to our business pre-acquisition due to the higher concentration of business associated with hospital payers in the markets that Radiologix serves and the poor collection percentages that are inherent with hospital business. Provision for bad debts excluding Radiologix increased $400,000 for the six months ended June 30, 2007 when compared to the same period last year. The increase was primarily due to increased write-offs due to billing issues related to untimely filing, and incomplete or incorrect demographic information collected at the sites.


INTEREST EXPENSE

         Interest expense for the six months ended June 30, 2007 increased approximately $11.4 million, or 121.4%, from the same period in 2006. The increase was primarily due to the increased indebtedness of $360.0 million incurred upon the acquisition of Radiologix as well as the amortization of our deferred finance costs associated with this new financing which were $930,000 for the six months ended June 30, 2007, offset by realized gains on our fair value hedges of $557,000 for the six months ended June 30, 2007.

LOSS ON DEBT EXTINGUISHMENTS, NET

         For the six months ended June 30, 2006, we recognized a loss on debt extinguishments of $2.1 million.

MINORITY INTEREST IN INCOME OF SUBSIDIARIES

         For the six months ended June 30, 2007, we recognized $285,000 in minority interest expense related to consolidated joint ventures of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

         For the six months ended June 30, 2007, we recognized equity in earnings from unconsolidated joint ventures of $2.0 million including $1,952,000 from investments of Radiologix and $48,000 from an investment in a PET center in Palm Desert, California.

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

         As part of the financing, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the closing. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility that closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

         The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded a decrease to interest expense of approximately $557,000 for the six months ended June 30, 2007. The corresponding liability of $153,000 is included in the other non-current liabilities in the consolidated balance sheet at June 30, 2007. This liability was $710,000 at December 31, 2006.

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

         Our business strategy with regard to operations will focus on the following:
         o        Maximizing performance at our existing facilities;
         o        Focusing on profitable contracting;
         o        Expanding MRI, CT and PET applications;
         o        Optimizing operating efficiencies; and
         o        Expanding our networks

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

SOURCES AND USES OF CASH

         Cash decreased during the six months ended June 30, 2007 to $18,000 from $3.2 million at December 31, 2006.

         Cash provided by operating activities for the six months ended June 30, 2007 was $11.8 million compared to $8.5 million for the same period in 2006.

         Cash used by investing activities for the six months ended June 30, 2007 was $11.8 million compared to cash used of $5.0 million for the same period in 2006. For the six months ended June 30, 2007 and 2006, we purchased property and equipment for approximately $12.1 million and $4.7 million, respectively. During the six months ended June 30, 2007, we recorded the purchase of a covenant not to compete contract for $250,000, which we recorded to other intangible assets on our consolidated balance sheet. Also, during the six months ended June 30, 2007, we paid cash of $540,000 for the purchase of an additional imaging facility, and generated $1.3 million of cash from the sale of one of our imaging facilities acquired through our purchase of Radiologix.

         Cash used for financing activities for the six months ended June 30, 2007 was $3.2 million compared to $3.5 million for the same period in 2006. The primary use of cash during the six months ended June 30, 2007 was related to the increase in our disbursements in transit of $2.6 million, payments on notes and capital leases payable of $3.7 million, offset by $437,000 of cash generated from the issuance of our common stock through the exercise of options and warrants.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (January 1, 2008 for calendar year-end companies). Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect, among other things, management's current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "will," "expects," "should" and similar words and expressions are intended to identify forward-looking statements. Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The factors included in "Risks Relating to Our Business," in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 and our Transition Report on Form 10-K/T for the two month transition period ended December 31, 2006, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal control over financial reporting: We concluded that we had (i) insufficient processes to identify and resolve non-routine accounting matters, such as the identification of off-balance sheet transactions, and the appropriate accounting for leases with fixed rent escalators and (ii) insufficient personnel resources and technical accounting expertise within the accounting function to resolve the recording of non-typical cost-based investments in accordance with generally accepted accounting principles. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal control over the accounting for non-routine transactions existed at June 30, 2007.

         We determined to change the design of our internal controls over non-routine accounting matters by the identification of an outside resource at a recognized professional services company that we can consult with on non-routine transactions and the employment of qualified accounting personnel to deal with this issue together with the utilization of other senior corporate accounting staff, who are responsible for reviewing all non-routine matters and preparing formal reports on their conclusions, and conducting quarterly reviews and discussions of all non-routine accounting matters with our independent public accountants. We engaged MorganFranklin, a consulting firm with the requisite accounting expertise, to assist us, from time to time, in the evaluation and application of the appropriate accounting treatment, to provide support in the form of technical analysis related to accounting and financial reporting matters that may arise, and to provide management advice with respect to their preliminary conclusions regarding issues we wish to bring to their attention. To the extent our Chief Financial Officer identifies any non-routine accounting matters which require resolution, he will contact MorganFranklin and work closely with them, our audit committee and our auditors to resolve any issues. We are continuing to evaluate additional controls and procedures that we can implement and have added additional accounting personnel during fiscal 2007 to enhance our accounting processes and technical accounting resources. We do not anticipate that the cost of this remediation effort will be material to our financial statements. We believe that the engagement of MorganFranklin and use of their services should adequately address the identified weakness. With the acquisition of Radiologix we have added additional technical accounting staff from their organization which we believe will further reduce any material weakness.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

         At June 30, 2007, the status of all current legal matters previously disclosed in Part 1, Item 3, of our Form 10-K/T for the two months ended December 31, 2006 is unchanged except that on July 3, 2007 we received a demand for arbitration from the radiology group formerly providing professional services at our Duluth, Minnesota site, which was sold in mid-June 2007. The radiology group claims that they provided all of the value to the facility and that they should receive $1.2 million as a result of the sale. We believe the written contract between us and the Radiology group to be a statement of the party's rights and obligations in the event of a sale and that we complied with such agreement. We intend to vigorously protect our position.

ITEM 1A           RISK FACTORS

         In addition to the other information set forth in this report, we urge you to carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our Form 10-K for the year ended October 31, 2006 and our Form 10-K/T for the two months ended December 31, 2006, which could materially affect our business, financial condition, and results of operations. The risks described in our Forms 10-K and 10-K/T are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended June 30, 2007, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

         In April 2007, we issued to four key employees warrants vesting annually over five years of which one was to purchase 250,000 shares, two to purchase 150,000 shares, and one to purchase 50,000 shares, exercisable at a price of $5.88 per share, which was the public market price for our common stock on the transaction date. The warrants expire six years from the date of grant.


ITEM 6            EXHIBITS

         The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RADNET, INC.
                                    -------------------------------------------
                                    (Registrant)

Date:  August 14, 2007              By      /s/    HOWARD G. BERGER, M.D.
                                       ----------------------------------------
                                       Howard G. Berger, M.D., President,
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)


Date:  August 14, 2007              By      /s/    Mark D. Stolper
                                       ----------------------------------------
                                       Mark D. Stolper, Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER       DESCRIPTION
  ------       -----------
    3.1     Articles of Incorporation (1)
    3.2     Bylaws (2)
   31.1     Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
   31.2     Certification of Mark D. Stolper pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002. *
   32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D. *
   32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper *

----------------------
*     Filed herewith.

(1) Incorporated by reference to exhibit filed with Form 8-K for November 27, 2006.

(2) Incorporated by reference to exhibit filed with Form 8-K for November 15, 2006.