Form 10-Q
period 2007-09-30
RadNet, Inc.
filed 2007-11-14
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in
 Exchange Act Rule 12b-2) Yes       No X
                              ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---

The number of shares of the registrant's common stock outstanding on November 10, 2007, was 34,789,558 shares (excluding treasury shares).

         Table of Contents

                                  RADNET, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006

                  Consolidated Statements of Operations (unaudited) for the Three and Nine Months ended September 30, 2007 and 2006

                  Consolidated Statement of Stockholders' Deficit (unaudited) for the Nine Months ended September 30, 2007

                  Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and 2006

                  Notes to Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         ITEM 4. Controls and Procedures

PART II - OTHER INFORMATION

         ITEM 1 Legal Proceedings

         ITEM 1A. Risk Factors

         ITEM 6 Exhibits



SIGNATURES

INDEX TO EXHIBITS

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                                   RADNET, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       September 30,  December 31,
                                                                           2007            2006
                                                                        ---------      ---------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $    --        $   3,221
     Restricted cash                                                         6,909           --
     Accounts receivable, net                                               92,662         70,794
     Due from affiliates                                                      --            1,427
     Refundable income taxes                                                   105          6,464
     Other current assets                                                    9,115          7,518
                                                                         ---------      ---------
            Total current assets                                           108,791         89,424

PROPERTY AND EQUIPMENT, NET                                                160,186        158,542
OTHER ASSETS
     Goodwill                                                               83,476         61,607
     Other intangible assets, net                                           58,961         60,484
     Deferred financing cost`, net                                           9,160          9,422
     Investment in joint ventures                                            9,633         10,125
     Trade name and other                                                    3,758          4,751
                                                                         ---------      ---------
            Total other assets                                             164,988        146,389
                                                                         ---------      ---------
            Total assets                                                 $ 433,965      $ 394,355
                                                                         =========      =========

       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                    $  13,610      $  23,038
     Accrued expenses                                                       41,295         26,854
     Notes payable                                                           3,066          2,969
     Current portion of deferred rent                                          331            559
     Due to affiliates                                                         323           --
     Obligations under capital leases                                        9,361          4,626
                                                                         ---------      ---------
            Total current liabilities                                       67,986         58,046
                                                                         ---------      ---------
LONG-TERM LIABILITIES
     Line of credit                                                           --               22
     Notes payable, net of current portion                                 382,230        360,083
     Obligations under capital lease, net of current portio                 23,109         11,305
     Deferred rent, net of current portion                                   5,248            991
     Other non-current liabilities                                           8,464          9,650
                                                                         ---------      ---------
            Total long-term liabilities                                    419,051        382,051
                                                                         ---------      ---------
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                                             997          1,254
STOCKHOLDERS' DEFICIT
     Preferred stock - $.0001 par value, 30,000,000 shares                    --             --
       authorized, none issued
     Common stock - $.0001 par value, 200,000,000 shares authorized;
       34,789,558 and 34,973,780 shares issued at September 30, 2007 and December 31, 2006, respectively; 34,789,558
       and 34,061,281 shares outstanding at September 30, 2007
       and December 31, 2006, respectively                                       4              3
     Paid-in-capital                                                       148,793        146,056
     Accumulated other comprehensive loss                                   (1,819)           (73)
     Accumulated deficit                                                  (201,047)      (192,287)
                                                                         ---------      ---------
                                                                          (54,069)        (46,301)
     Less:  Treasury stock - 912,500 shares at cost                           --             (695)
                                                                         ---------      ---------
       Total stockholders' deficit                                         (54,069)       (46,996)
                                                                         ---------      ---------
     Total liabilities and stockholders' deficit                         $ 433,965      $ 394,355
                                                                         =========      =========


            The accompanying notes are an integral part of these financial statements.

                                                 3

                                       RADNET, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                    (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                    ------------------------     -------------------------
                                                      2007           2006            2007           2006
                                                    ---------      ---------      ---------      ---------

NET REVENUE                                         $ 110,209      $  40,038      $ 323,051      $ 120,043

OPERATING EXPENSES
    Operating expenses                                 83,503         30,323        244,405         90,148
    Depreciation and amortization                      11,405          4,131         32,495         12,186
    Provision for bad debts                             6,395          1,697         20,810          5,022
    Loss on sale of equipment                              (4)           305           --              373
    Severance costs                                        30           --              815           --
                                                    ---------      ---------      ---------      ---------
       Total operating expenses                       101,329         36,456        298,525        107,729
                                                    ---------      ---------      ---------      ---------

INCOME FROM OPERATIONS                                  8,880          3,582         24,526         12,314

OTHER EXPENSES (INCOME)
    Interest expense                                   11,675          6,135         32,449         15,518
    Loss on debt extinguishment, net                     --              (21)          --            2,097
    Other expense (income)                                (21)            28            (72)           770
                                                    ---------      ---------      ---------      ---------
       Total other expense                             11,654          6,142         32,377         18,385
                                                    ---------      ---------      ---------      ---------

LOSS BEFORE INCOME TAXES, MINORITY
    INTEREST AND EARNINGS FROM
    JOINT VENTURES                                     (2,774)        (2,560)        (7,851)        (6,071)
    Provision for income taxes                            (86)          --             (115)          --
    Minority interest in income of subsidiaries          (198)          --             (483)          --
    Earnings from joint ventures                        1,103             83          3,080             83
                                                    ---------      ---------      ---------      ---------
NET LOSS                                            $  (1,955)     $  (2,477)     $  (5,369)     $  (5,988)
                                                    =========      =========      =========      =========

BASIC AND DILUTED NET LOSS PER SHARE                $   (0.06)     $   (0.12)     $   (0.16)     $   (0.29)
                                                    =========      =========      =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic and diluted                                  34,749         21,238         34,567         20,971

                The accompanying notes are an integral part of these financial statements.

                                       RADNET, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                    NINE MONTHS ENDED SEPTEMBER 30, 2007
                                    (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                Common Stock $.0001 par
                                              value, 200,000,000 shares
                                                      authorized                                 Treasury stock, at cost
                                                 ----------------------         Paid-in         ------------------------
                                                 Shares         Amount           Capital          Shares          Amount
                                                 ------         ------           -------          ------          ------

BALANCE - DECEMBER 31, 2006                   34,973,780      $         3     $   146,056         (912,500)     $      (695)

   Cumulative effect adjustment pursuant
     to adoption of SAB No. 108                     --               --              --               --               --
   Issuance of common stock
     upon exercise of stock options              728,278                1             549             --               --
   Retirement of treasury shares                (912,500)            --              (695)         912,500              695
   Share-based payments                             --              2,883            --               --               --
   Change in fair value of                          --               --
    cash flow hedging                               --               --              --               --               --
    Net loss                                        --               --              --               --               --
                                              ---------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2007
             (UNAUDITED)                      34,789,558      $         4     $   148,793             --        $      --
                                              =================================================================================

[table continued]


                                                               Accumulated Other   Total
                                               Accumulated       Comprehensive   Stockholders'
                                                  Deficit        Income (loss)     Deficit
                                                  -------        -------------     -------

BALANCE - DECEMBER 31, 2006                    $  (192,287)     $       (73)     $   (46,996)

   Cumulative effect adjustment pursuant                                                  --
     to adoption of SAB No. 108                     (3,391)            --             (3,391)
   Issuance of common stock
     upon exercise of stock options                   --               --                550
   Retirement of treasury shares                      --               --               --
   Share-based payments                               --              2,883
   Change in fair value of
    cash flow hedging                                 --             (1,746)          (1,746)
    Net loss                                        (5,369)            --             (5,369)
                                              ------------      -----------      -----------
BALANCE - SEPTEMBER 30, 2007
             (UNAUDITED)                       $  (201,047)     $    (1,819)     $   (54,069)
                                              ============      ===========      ===========

                 The accompanying notes are an integral part of these financial statements.

                                                     5

                               RADNET, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       2007             2006
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                         $  (5,369)     $  (5,988)
    Adjustments to reconcile net loss to net cash
      flows provided by operating activities:
    Depreciation and amortization                                       32,495         12,186
    Provision for bad debts and allowance adjustments                   20,810          5,022
    Minority interests in income of subsidiaries                           483           --
    Distributions to minority interests                                   (740)          --
    Equity in earnings of joint ventures                                (3,080)           (83)
    Distributions from joint ventures                                    3,572           --
    Deferred rent                                                          638           --
    Amortization of deferred financing cost                              1,428           --
    Net loss on disposal of assets                                        --              373
    Loss on extinguishment of debt                                        --            2,097
    Employee stock compensation                                          2,883            392
    Deferred revenue from sale of building                                --              (60)
    Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
         Accounts receivable                                           (40,776)        (8,897)
         Refundable income taxes                                         6,359           --
         Other current assets                                           (1,478)        (1,035)
         Other assets                                                    1,815           (314)
         Accounts payable and accrued expenses                           1,660          4,047
                                                                     ---------      ---------
           Net cash provided by operating activities                    20,700          7,740
                                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of imaging facilities                                     (15,665)        (3,388)
    Purchase of property and equipment                                 (19,439)        (7,488)
    Purchase of Radiologix                                                (370)          --
    Proceeds from sale of imaging facility                               1,300           --
    Purchase of covenant not to compete contract                          (250)          --
    Payments collected on notes receivable                                 111           --
                                                                     ---------      ---------
           Net cash used in investing activities                       (34,313)       (10,876)
                                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes and leases payable                      (7,159)        (3,429)
    Repayment of debt upon extinguishments                                --         (141,243)
    Proceeds from borrowings upon refinancing                             --          146,468
    Debt issue costs                                                    (1,167)        (5,608)
    Change in restricted cash                                           (6,909)          --
    Proceeds from borrowings on notes payable & revolving credit        28,865          5,495
    Payments on line of credit                                          (3,787)          --
    Proceeds from issuance of common stock                                 549          1,453
                                                                     ---------      ---------
           Net cash generated from financing activities                 10,392          3,136
                                                                     ---------      ---------
NET DECREASE IN CASH                                                    (3,221)          --
CASH, BEGINNING OF PERIOD                                                3,221              2
                                                                     ---------      ---------
CASH, END OF PERIOD                                                  $    --        $       2
                                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                         $  30,953      $  11,331

                 The accompanying notes are an integral part of these financial statements.


                          RADNET, INC. AND SUBSIDIARIES

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       We entered into capital leases for approximately $16.6 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively.

                          RADNET, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

         RadNet, Inc. or RadNet (formerly Primedex Health Systems, Inc.), was incorporated on October 21, 1985. Since our acquisition of Radiologix on November 15, 2006, we have operated a group of regional networks comprised of 143 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging
(MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

         The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements from the date of acquisition. The consolidated financial statements also include the accounts of Radnet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional partnership, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 17% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 52 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At eleven former Radiologix centers in California and at all of the former Radiologix centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended September 30, 2007 and 2006 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended October 31, 2006 and our transition report on Form 10-K/T for the two months ended December 31, 2006.

         Certain prior period amounts have been reclassified to conform to the current period presentation. These changes have no effect on net income.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital balance of $40.8 million at September 30, 2007 compared to $31.4 million at December 31, 2006, and a net loss of $2.0 million and $5.4 million during the three and nine months ended September 30, 2007, respectively. We also had a stockholders' deficit of $54.1 million at September 30, 2007 compared to $47.0 million at December 31, 2006.

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

         Our business strategy with regard to operations will focus on the following:

         |X|      Maximizing performance at our existing facilities;
         |X|      Focusing on profitable contracting;
         |X|      Expanding MRI, CT and PET applications; |X| Optimizing
                  operating efficiencies; and
         |X|      Expanding our networks

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

         The total purchase price and the allocation of the estimated purchase price discussed below are preliminary and have not been finalized. The preliminary estimated total purchase price of the merger is as follows:

                                                          (IN THOUSANDS)
                                                          --------------
            Value of stock given by RadNet to Radiologix*     $39,400
            Cash                                               42,950
            Estimated transaction fees and expenses**          15,208
                                                              -------
            Total purchase price                              $97,558
                                                              =======

(*) Calculated as 11,310,950 shares multiplied by $3.48 (average closing price of $1.74 from June 28, 2006 to July 13, 2006, adjusted for the one-for-two reverse stock split).

(**) Includes $8,274,000 in assumed liabilities of Radiologix, including $3,210,000 in merger and acquisition fees and $5,064,000 in Radiologix bond prepayment penalties.

         Under the purchase method of accounting, the total estimated purchase price as shown above and based on our consultation with an external valuation expert is allocated to Radiologix's net tangible and intangible assets based on their estimated fair values as of the date of acquisition. The following table summarizes the preliminary purchase price allocation at the date of acquisition.

                                                           (IN THOUSANDS)
                                                           --------------
          Current assets                                      $ 114,764
          Property and equipment, net                            78,173
          Identifiable intangible assets                         61,000
          Goodwill                                               47,956
          Investments in joint ventures                           9,482
          Other assets                                              974
          Current liabilities                                   (25,191)
          Accrued restructuring charges                            (314)
          Contracts                                              (8,994)
          Assumption of debt                                   (177,358)
          Long-term liabilities                                  (1,725)
          Minority interests in consolidated subsidiaries        (1,209)
                                                              ---------
          Total purchase price                                $  97,558
                                                              =========


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

Identifiable intangible assets consist of:

                                                     ESTIMATED
                                      ESTIMATED    AMORTIZATION        ANNUAL
            (IN THOUSANDS)            FAIR VALUE      PERIOD        AMORTIZATION
            --------------            ----------      ------        ------------
    Management service agreements      $57,880      25 years          $ 2,315
    Covenants not to compete             3,120      1 to 2 years        1,810

         Estimated useful lives for the intangible assets were based on the average contract terms, which are greater than the amortization period that will be used for management contracts. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

         GOODWILL: Approximately $47,956,000 has been allocated to goodwill. This is an increase of approximately $5.6 million from our estimate at June 30, 2007 based on a further refinement of our purchase price allocation. This amount may change when we finalize our estimate. The increase in goodwill includes a $4.9 million decrease to property and equipment and a $692,000 increase to accrued liabilities. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill will not be amortized but instead will be tested for impairment at least annually. We perform this test annually on December 1. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made, which would normally be the fourth quarter. Because this goodwill was established through a stock purchase, no amount is deductible for tax purposes.

         OPERATING LEASES: We assumed certain operating leases for both equipment and facilities. All related historical deferred rent liabilities have been eliminated. The establishment of any assets or liabilities associated with the Company's assumption of these operating leases is contingent upon final analysis from our external valuation experts.

NOTE 3 - FACILITY ACQUISITIONS AND DIVESTITURES

         In September 2007, we acquired the assets and business of Walnut Creek Open MRI located in Walnut Creek, CA for $225,000. The center provides MRI services. The leased facility associated with this center includes a monthly rental of approximately $6,800 per month. Approximately $50,000 of goodwill was recorded with respect to this transaction.

         In September 2007, we acquired the assets and business of three facilities comprising of Valley Imaging Center, Inc. located in Victorville, CA for $3.3 million in cash plus the assumption of approximately $866,000 of debt. The acquired centers offer a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. The physician who provided the interpretive radiology services to these three locations joined BRMG. The leased facilities associated with these centers includes a total monthly rental of approximately $18,000. Approximately $2.8 million of goodwill was recorded with respect to this transaction.

         In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.7 million in cash plus the assumption of approximately $2.4 million of debt. Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. After combining the Borg centers with RadNet's existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester. The leased facilities associated with these centers includes a total monthly rental of approximately $71,000 per month. Approximately $9.2 million of goodwill was recorded with respect to this transaction.

         In March 2007, we acquired the assets and business of Rockville Open MRI, located in Rockville, Maryland, for $540,000 in cash and the assumption of a capital lease of $1.1 million. The center provides MRI services. The center is 3,500 square feet with a monthly rental of approximately $8,400 per month. Approximately $365,000 of goodwill was recorded with respect to this transaction.

         Our allocation of the purchase price with respect to our 2007 acquisitions to the fair value of the assets acquired and liabilities assumed is preliminary and subject to change upon completion of our allocation analysis.

         In June 2007 we divested a non-course center in Duluth, Minnesota to a local multi-center operator for $1.3 million. This was the only facility that we operated in Minnesota.


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

         Subsequent to the completion of the financial statement close process for the three and six months ended June 30, 2007, we determined that certain lease rate escalation clauses had not been properly accounted for in accordance with generally accepted accounting principles for the fiscal years ended October 31, 2004, 2005 and 2006 as well as for the two months ended December 31, 2006 (our transition period) and for the quarter ended March 31, 2007. The Company had been recording rent expense based on the contractual terms of the lease agreements. We reviewed Statement of Financial Accounting Standards No. 13 (SFAS No. 13) and its related interpretations including Financial Accounting Standards Board Technical Bulletin 85-3 "Accounting for Operating Leases with Scheduled Rent Increases" (FTB 85-3), scheduled rent increases and rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed. FTB 85-3 specifically states that scheduled rent increases designed to reflect the anticipated effects of inflation is not a justification to support not straight lining the lease cost over the lease term. Based on our review, we have concluded that the straight-line method is required.

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

         We are subject to tax audits in several tax jurisdictions within the U.S. and will remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:

         o Federal -- we are subject to U.S. federal tax examinations by tax authorities for the tax years ended 2003 to 2007

         o State -- we are subject to state tax examinations by tax authorities for the tax years ended 2002 to 2007

         The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and September 30, 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision; however, since there are no unrecognized tax benefits as a result of tax positions taken, there is no accrued interest and penalties.

         Additionally, the future utilization of the Company's net operating loss carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

NOTE 5 - COMPREHENSIVE LOSS

         The following table summarizes total comprehensive loss for the applicable periods (in thousands):

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                               --------------------      ---------------------
                                                 2007         2006        2007         2006
                                               -------      -------      -------      -------
Net loss                                      $(1,955)     $(2,477)     $(5,369)     $(5,988)
Change in fair value of cash flow hedging      (2,864)        --         (1,746)        --
                                              -------      -------      -------      -------
Total comprehensive loss                      $(4,819)     $(2,477)     $(7,115)     $(5,988)
                                              =======      =======      =======      =======

NOTE 6 - EARNINGS PER SHARE

         Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, and includes the effect of the one-for-two reverse stock split effective November 28, 2006, as follows (in thousands):

                                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                                          ------------------------         -------------------------
                                                                             2007            2006           2007             2006
                                                                           -------         -------         -------         -------
     Net loss                                                              $(1,955)        $(2,477)        $(5,369)        $(5,988)
                                                                           =======         =======         =======         =======

     BASIC LOSS PER SHARE
     Weighted average number of common shares
     outstanding during the period                                          34,749          21,238          34,567          20,971
                                                                           =======         =======         =======         =======
     Basic loss per share                                                  $ (0.06)        $ (0.12)        $ (0.16)        $ (0.29)
                                                                           =======         =======         =======         =======
     DILUTED LOSS PER SHARE
     Weighted average number of common shares
     outstanding during the period                                          34,749          21,238          34,567          20,971
     Add additional shares issuable upon exercise of stock
     options and warrants calculated using the treasury
     stock method                                                             --              --              --              --
                                                                           -------         -------         -------         -------
     Weighted average number of common shares used in
     calculating diluted earnings per share                                 34,749          21,238          34,567          20,971
                                                                           =======         =======         =======         =======
     Diluted loss per share                                                $ (0.06)        $ (0.12)        $ (0.16)        $ (0.29)
                                                                           =======         =======         =======         =======

     For the three and nine months ended September 30, 2007 and 2006, we excluded all options and warrants in the calculation of diluted earnings per share because their effect is antidilutive.

NOTE 7 - INVESTMENT IN JOINT VENTURES

      We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. Total assets at September 30, 2007 include notes receivable from certain unconsolidated joint ventures aggregated $376,000. Interest income related to these notes receivable was approximately $14,000 and $51,000 for the three and nine months ended September 30, 2007, respectively. We also received management service fees of $1.4 million and $3.6 million for the three and nine months ended September 30, 2007, respectively, in connection with operating the centers underlying these joint ventures.

      The following table is a summary of key financial data for these joint ventures as of and for the nine months ended September 30, 2007 (in thousands):

          Balance Sheet Data:
          Current assets                             $15,531
          Noncurrent assets                           11,345
          Current liabilities                          2,018
          Noncurrent liabilities                         558
          Net assets:
               Radnet joint venture interests          9,633
               Other joint venture partners
          interests                                   14,667
          Income Statement Data:
          Net revenue                                 44,080
          Net Income                                   9,669

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

         As of September 30, 2007, 202,750, or approximately 68%, of all outstanding stock options are fully vested. Options to acquire 95,000 shares of common stock were granted during the three and nine months ended September 30, 2007.

         We have issued warrants under various types of arrangements to employees, as well as to non-employees in conjunction with debt financing and in exchange for outside services. All warrants are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. The warrants expire from five to seven years from the date of grant. Warrants issued to employees can vest immediately or up to seven years. Vesting terms are determined by the board of directors at the date of issuance. We issued no warrants during the three months ended September 30, 2007 and 1,450,000 warrants during the nine months ended September 30, 2007. As of September 30, 2007, warrants to acquire 3,753,667 shares, or approximately 73%, of all the outstanding warrants are fully vested.

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

         Mssrs. Linden, Hames and Stolper who hold the positions of Executive Vice President and General Counsel, Executive Vice President and Chief Operating Officer, Western Operations and Executive Vice President and Chief Financial Officer, respectively, were issued certain warrants in prior periods which fully vest upon the sooner of their respective multi-year vesting schedules or at such time as the 30 day average closing stock price of our shares in the public market in which it trades equals or exceeds $6.00. For the 30 day trading period ended March 7, 2007, the average closing price exceeded $6.00 per share. Accordingly, these warrants fully vested resulting in the full expensing of the remaining unamortized fair value of these warrants of $1.7 million in the first quarter of 2007.

         The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

         The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands):

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                               2007                             2006
                                                               ----                             ----
                                                      IMPACT OF EQUITY-BASED           IMPACT OF EQUITY-BASED
                                                    AS REPORTED   COMPENSATION      AS REPORTED    COMPENSATION
                                                    -----------   ------------      -----------    ------------
          Income from operations                      $ 8,880         $  (281)        $ 3,582         $  (116)
          Net loss                                     (1,955)           (281)         (2,477)           (116)
          Net basic and diluted loss per share          (0.06)          (0.01)          (0.12)          (0.01)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                               2007                             2006
                                                               ----                             ----
                                                        IMPACT OF EQUITY-BASED         IMPACT OF EQUITY-BASED
                                                    AS REPORTED   COMPENSATION      AS REPORTED    COMPENSATION
                                                    -----------   ------------      -----------    ------------
          Income from operations                      $ 24,526        $ (2,883)       $ 12,314        $   (392)
          Net loss                                      (5,369)         (2,883)         (5,988)           (392)
          Net basic and diluted loss per share           (0.16)          (0.08)          (0.29)          (0.01)


         The following summarizes all of our option and warrant activity for the nine months ended September 30, 2007:

                                                                             WEIGHTED AVERAGE
                                                       WEIGHTED AVERAGE          REMAINING           AGGREGATE
                                                       EXERCISE PRICE        CONTRACTUAL LIFE       INTRINSIC
OUTSTANDING OPTIONS                        SHARES      PER COMMON SHARE          (IN YEARS)            VALUE
-------------------                        ------      ----------------          ----------            -----
Balance, December 31, 2006                 350,625             $1.01
Granted                                     95,000              9.50
Exercised                                (138,125)              0.85
Canceled or expired                        (7,250)              3.26

Balance, September 30, 2007                300,250             $3.72                  5.11          $1,612,545
                                           -------
Exercisable at September 30, 2007          202,750             $1.02                  1.93          $1,553,295
                                           -------

                                                                                   WEIGHTED AVERAGE
                                                           WEIGHTED AVERAGE           REMAINING         AGGREGATE
                                                          EXERCISE PRICE PER       CONTRACTUAL LIFE     INTRINSIC
OUTSTANDING WARRANTS                      SHARES             COMMON SHARE             (IN YEARS)          VALUE
--------------------                      ------             ------------             ----------          -----
Balance, December 31, 2006             4,590,667                      $1.20
Granted                                 1,450,000                      5.32
Exercised                               (612,000)                      0.93
Canceled or expired                     (282,000)                      2.47

Balance, September 30, 2007            5,146,667                      $2.32                3.48         $30,749,003
                                       ----------
Exercisable at September 30, 2007      3,753,667                      $3.61                1.16         $28,012,003
                                       ----------

         The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options/warrants) that would have been received by the holder had all holders exercised their options/warrants on September 30, 2007. Total intrinsic value of options and warrants exercised during the nine months ended September 30, 2007 was approximately $6.1 million. As of September 30, 2007, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately 4.4 years.

         The fair value of each option/warrant granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option/warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option/warrant. The weighted-average grant date fair value of stock options and warrants granted during the nine months ended September 30, 2007 was $3.80 and was $0.47 for the nine months ended September 30, 2006. The following is the weighted average data used to calculate the fair value:

                             Risk-free      Expected      Expected     Expected
                           Interest Rate      Life       Volatility    Dividends
                           -------------      ----       ----------    ---------

      September 30, 2007        4.64%       4.1 years      94.65%           ---
      September 30, 2006        4.73%      4.72 years      99.36%           ---

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

NOTE 9 - SUBSEQUENT EVENTS

         On October 9, 2007, we completed our purchase of Liberty Pacific Imaging located in Encino, California for $2.8 million. The center operates a successful MRI practice utilizing a 3T MRI unit, the strongest magnet strength commercially available at this time. The center was founded in 2003, and has since been a fixture in the Encino/Tarzana market of the San Fernando Valley in Los Angeles. The acquisition allows us to consolidate a portion of our Encino/Tarzana MRI volume onto the existing Liberty Pacific scanner. This consolidation will make available our existing 3T MRI unit in that market, which will be moved to our Squadron facility in Rockland County, New York.

         On October 15 2007 we divested a non-course center in Golden, Colorado for $325,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------------

OVERVIEW

         Since our acquisition of Radiologix on November 15, 2006, we have operated a group of regional networks comprised of 143 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including MRI, CT, PET, nuclear medicine, mammography, ultrasound, X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

         The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements from the date of acquisition. The consolidated financial statements also include the accounts of RadNet, Inc., Radnet Management, Inc., or Radnet Management, and BRMG, which is a professional partnership, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc., or DIS, all wholly owned subsidiaries of Radnet Management.

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 17% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 52 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At eleven former Radiologix centers in California and at all of the former Radiologix centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

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

     All of our facilities employ state-of-the-art equipment and technology in modern, patient-friendly settings. Many of our facilities within a particular region are interconnected and integrated through our advanced information technology system. One hundred-four of our facilities are multi-modality sites, offering various combinations of magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray and fluoroscopy. Thirty-nine of our facilities are single-modality sites, offering either X-ray or MRI. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality sites to help accommodate overflow in targeted demographic areas.

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

         Subsequent to the completion of the financial statement close process for the three and six months ended June 30, 2007, we determined that certain lease rate escalation clauses had not been properly accounted for in accordance with generally accepted accounting principles for the fiscal years ended October 31, 2004, 2005 and 2006 as well as for the two months ended December 31, 2006 (our transition period) and for the quarter ended March 31, 2007. The Company had been recording rent expense based on the contractual terms of the lease agreements. We reviewed Statement of Financial Accounting Standards No. 13 (SFAS No. 13) and its related interpretations including Financial Accounting Standards Board Technical Bulletin 85-3 "Accounting for Operating Leases with Scheduled Rent Increases" (FTB 85-3), scheduled rent increases and rent holidays in an operating lease should be recognized by the lessee on a straight-line basis over the lease term unless another systematic and rational allocation is more representative of the time pattern in which leased property is physically employed. FTB 85-3 specifically states that scheduled rent increases designed to reflect the anticipated effects of inflation is not a justification to support not straight lining the lease cost over the lease term. Based on our review, we have concluded that the straight-line method is required.

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

         The Securities and Exchange Commission (SEC), defines critical accounting estimates as those that are both most important to reflect a company's financial condition and results of operations and require management's most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         As of the period covered in this report, there have been no material changes to the critical accounting estimates we use, and have explained, in both our annual report on Form 10-K for the fiscal year ended October 31, 2006 and our transition report on Form 10-K/T for the two months ended December 31, 2006.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                                ---------------------       ---------------------
                                                                  2007          2006          2007          2006
                                                                -------       -------       -------       -------
          NET REVENUE                                             100.0%        100.0%        100.0%        100.0%

          OPERATING EXPENSES
              Operating expenses                                   75.8%         75.7%         75.7%         75.1%
              Depreciation and amortization                        10.3%         10.3%         10.1%         10.2%
              Provision for bad debts                               5.8%          4.2%          6.4%          4.2%
              Loss on sale of equipment                             0.0%          0.8%          0.0%          0.3%
              Severance costs                                       0.0%          0.0%          0.3%          0.0%
                                                                -------       -------       -------       -------
                 Total operating expenses                          91.9%         91.1%         92.4%         89.7%


          INCOME FROM OPERATIONS                                    8.1%          8.9%          7.6%         10.3%

          OTHER EXPENSES (INCOME)
              Interest expense                                     10.6%         15.3%         10.0%         12.9%
              Loss on debt extinguishment, net                      0.0%         -0.1%          0.0%          1.7%
              Other expense (income)                                0.0%          0.1%          0.0%          0.6%
                                                                -------       -------       -------       -------
                 Total other expense                               10.6%         15.3%         10.0%         15.3%

          LOSS BEFORE INCOME TAXES, MINORITY
              INTERESTS AND EARNINGS FROM
              JOINT VENTURES                                       -2.5%         -6.4%         -2.4%         -5.1%
              Provision for income taxes                           -0.1%          0.0%          0.0%          0.0%
              Minority interest in (income) loss of subs           -0.2%          0.0%         -0.1%          0.0%
              Earnings from joint ventures                          1.0%          0.2%          1.0%          0.1%
                                                                -------       -------       -------       -------
          NET LOSS                                                 -1.8%         -6.2%         -1.7%         -5.0%
                                                                =======       =======       =======       =======


THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

NET REVENUE

         Net revenue for the three months ended September 30, 2007 was $110.2 million compared to $40.0 million for the three months ended September 30, 2006, an increase of $70.2 million, or 175.3%. Net revenue from the acquisition of Radiologix, effective November 15, 2006, was $67.6 million for the three months ended September 30, 2007. Net revenue excluding Radiologix increased $2.6 million for the three months ended September 30, 2007 when compared to the same period last year. This increase is mainly due to an increase in procedure volumes from existing centers as well as from the addition of new centers and is net of the effects of reimbursement reductions experienced as a result of the government's reduction of certain Medicare payments (DRA), which became effective in January 2007.

OPERATING EXPENSES

         Operating expenses for the three months ended September 30, 2007 increased approximately $53.2 million, or 175.4%, from $30.3 million for the three months ended September 30, 2006 to $83.5 million for the three months ended September 30, 2007. The following table sets forth our operating expenses for the three months ended September 30, 2007 and 2006 (in thousands):

                                                                                                           THREE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                       ----------------------------
                                                                                                           2007           2006
                                                                                                       -------------   ------------
          Salaries and professional reading fees (excluding stock based compensation and severance)        $ 45,053        $ 19,140
          Stock based compensation                                                                              281             116
          Building and equipment rental                                                                      10,927           2,247
          General administrative expenses                                                                    27,242           8,820
                                                                                                           --------        --------
          Total operating expenses                                                                         $ 83,503        $ 30,323
                                                                                                           ========        ========

          Depreciation and amortization                                                                    $ 11,405        $  4,131
          Provision for bad debts                                                                             6,395           1,697
          Loss on sale of equipment, net                                                                         (4)            305
          Severance costs                                                                                        30            --


         SALARIES AND PROFESSIONAL READING FEES (EXCLUDING STOCK COMPENSATION AND SEVERANCE)

         Salaries and professional reading fees increased $25.9 million, or 135.4%, to $45.1 million for the three months ended September 30, 2007 compared to $19.2 million for the three months ended September 30, 2006. During the three months ended September 30, 2007, salaries and professional reading fees were $23.3 million for Radiologix. Salaries excluding Radiologix increased $2.6 million for the three months ended September 30, 2007 when compared to the same period last year.

         STOCK BASED COMPENSATION

         Stock compensation increased $165,000 to $281,000 for the three months ended September 30, 2007 compared to $116,000 for the three months ended September 30, 2006. This increase is primarily due to additional options and warrants granted during the last three months of 2006 and the first nine months of 2007.

         SEVERANCE

         During the three months ended September 30, 2007, we recorded severance costs of $30,000 associated with the integration of Radiologix.

         BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $8.7 million, or 386.3%, to $10.9 million for the three months ended September 30, 2007 compared to $2.2 million for the three months ended September 30, 2006. During the three months ended September 30, 2007, building and equipment rental expense was $7.9 million for Radiologix. Building and equipment rental expenses excluding Radiologix increased $800,000 for the three months ended September 30, 2007 when compared to the same period last year. The increase was due to normal consumer price index escalations built into existing operating leases as well as additional facility rent from new centers, including approximately $240,000 from centers acquired during 2007 (see Note 3 to our consolidated financial statements).

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement at 3.62% of net revenue for the three-month period. Overall, general and administrative expenses increased $18.4 million, or 208.9%, for the three months ended September 30, 2007 compared to the previous period. During the three months ended September 30, 2007, general and administrative expenses were $15.5 million for Radiologix. General and administrative expenses excluding Radiologix increased $2.9 million for the three months ended September 30, 2007 when compared to the same period last year. The increase is in line with our increase in procedure volumes at both existing centers as well as new centers. Also in this increase are increased expenditures for accounting fees associated with our efforts towards compliance with the Sarbanes-Oxley Act of 2002 by our deadline of December 2007.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $7.3 million, or 176.1%, to $11.4 million for the three months ended September 30, 2007 when compared to the same period last year. During the three months ended September 30, 2007, depreciation and amortization expense was $6.5 million for Radiologix, which includes $1.1 million of amortization of intangible assets associated with the fair value of management service agreements and covenants not to compete. Depreciation and amortization expense excluding Radiologix increased $800,000 for the three months ended September 30, 2007 when compared to the same period last year. The increase is primarily due to property and equipment additions as well as the acceleration of the amortization of leasehold improvements related to our vacated San Gabriel facility of approximately $184,000.

         PROVISION FOR BAD DEBT

         Provision for bad debts increased $4.7 million, or 276.8%, to $6.4 million, or 5.8% of net revenue, for the three months ended September 30, 2007 compared to $1.7 million, or 4.2% of net revenue, for the three months ended September 30, 2006. During the three months ended September 30, 2007, the provision for bad debt was $5.1 million, or 7.6% of net revenue, for Radiologix. Historically, Radiologix has experienced higher bad debt expense as compared to our business pre-acquisition due to the higher concentration of business associated with hospital payers in the markets that Radiologix serves and the poor collection percentages that are inherent with hospital business. Provision for bad debts excluding Radiologix decreased $400,000 for the three months ended September 30, 2007 when compared to the same period last year.


INTEREST EXPENSE

     Interest expense for the three months ended September 30, 2007 increased approximately $5.5 million, or 90.3%, from the same period in 2006. The increase was primarily due to the increased indebtedness of $360 million incurred upon the acquisition of Radiologix as well as an addition to our first lien Term Loan B of $25 million in August 2007. Also included is the amortization of our deferred finance costs associated with this new financing which was approximately $498,000 for the three months ended September 30, 2007 as well as realized losses on our fair value hedges of $712,000 for the three months ended September 30, 2007.

MINORITY INTEREST IN INCOME OF SUBSIDIARIES

     For the three months ended September 30, 2007, we recognized $198,000 in minority interest expense related to consolidated joint ventures of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

     For the three months ended September 30, 2007, we recognized equity in earnings from unconsolidated joint ventures of $1,103,000, including $1,079,000 from investments of Radiologix and $24,000 from an investment in a PET center in Palm Desert, California.


NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

NET REVENUE

         Net revenue for the nine months ended September 30, 2007 was $323.1 million compared to $120.0 million for the nine months ended September 30, 2006, an increase of $203.0 million, or 169.1%. Net revenue from the acquisition of Radiologix, effective November 15, 2006, was $197.6 million for the nine months ended September 30, 2007. Net revenue excluding Radiologix increased $5.4 million for the nine months ended September 30, 2007 when compared to the same period last year. This increase is mainly due to an increase in procedure volumes from existing centers as well as from the addition of new centers and is net of the effects of reimbursement reductions experienced as a result of the government's reduction of certain Medicare payments (DRA), which became effective in January 2007.

OPERATING EXPENSES

         Operating expenses for the nine months ended September 30, 2007 increased approximately $154.3 million, or 171.1%, from $90.1 million for the nine months ended September 30, 2006 to $244.4 million for the nine months ended September 30, 2007. The following table sets forth our operating expenses for the nine months ended September 30, 2007 and 2006 (in thousands):


                                                                                                               NINE MONTHS ENDED
                                                                                                                 SEPTEMBER 30,
                                                                                                           ------------------------
                                                                                                             2007            2006
                                                                                                           --------        --------
          Salaries and professional reading fees (excluding stock based compensation and severance)        $130,614        $ 56,475
          Stock based compensation                                                                            2,883             392
          Building and equipment rental                                                                      31,033           6,484
          General administrative expenses                                                                    79,755          26,797
          NASDAQ one-time listing fee                                                                           120            --
                                                                                                           --------        --------
          Total operating expenses                                                                         $244,405        $ 90,148
                                                                                                           ========        ========

          Depreciation and amortization                                                                    $ 32,495        $ 12,186
          Provision for bad debts                                                                            20,810           5,022
          Loss on sale of equipment, net                                                                       --               373
          Severance costs                                                                                       815            --

         SALARIES AND PROFESSIONAL READING FEES (EXCLUDING STOCK COMPENSATION AND SEVERANCE)

         Salaries and professional reading fees increased $74.1 million, or 131.3%, to $130.6 million for the nine months ended September 30, 2007 compared to $56.5 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, salaries and professional reading fees were $67.0 million for Radiologix. Salaries excluding Radiologix increased $7.1 million for the nine months ended September 30, 2007 when compared to the same period last year, which is in line with DRA effected increases in net revenue and increases in our procedure volumes.

         STOCK BASED COMPENSATION

         Stock compensation increased $2.5 million to $2.9 million for the nine months ended September 30, 2007 compared to $392,000 for the nine months ended September 30, 2006. This increase is primarily due to additional options and warrants granted during the last three months of 2006 and the first nine months of 2007. Also included in this increase is $1.7 million of additional stock based compensation expense recorded during the nine months ended September 30, 2007 as a result of the vesting of warrants.

         Messrs. Linden, Hames and Stolper who hold the positions of Executive Vice President and General Counsel, Executive Vice President and Chief Operating Officer, Western Operations and Executive Vice President and Chief Financial Officer, respectively, were issued certain warrants in prior periods which fully vest upon the sooner of their respective multi-year vesting schedules or at such time as the 30 day average closing stock price of our shares in the public market in which it trades equals or exceeds $6.00. For the 30 day trading period ended March 7, 2007, the average closing price exceeded $6.00 per share. Accordingly, these warrants fully vested resulting in the full expensing of the remaining unamortized fair value of these warrants of $1.7 million.

         SEVERANCE

         During the nine months ended September 30, 2007, we recorded severance costs of $815,000 associated with the integration of Radiologix.

         BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $24.6 million, or 378.6%, to $31.0 million for the nine months ended September 30, 2007 compared to $6.5 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, building and equipment rental expense was $22.4 million for Radiologix. Building and equipment rental expenses excluding Radiologix increased $2.2 million for the nine months ended September 30, 2007 when compared to the same period in the previous year. The increase was due to normal consumer price index escalations built into existing operating leases as well as additional facility rent from new centers including approximately $288,000 from centers acquired during 2007 (see
         Note 3 to our consolidated financial statements). Also included in this increase is $638,000 resulting from straight-lining the built-in rent escalators existing in some of our lease contracts.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature, including medical supplies and billing fees, which increase with volume and repairs, and maintenance under our GE service agreement at 3.62% of net revenue for the nine-month period. Overall, general and administrative expenses increased $53.0 million, or 197.6%, for the nine months ended September 30, 2007 compared to the previous period. During the nine months ended September 30, 2007, general and administrative expenses were $46.5 million for Radiologix. General and administrative expenses excluding Radiologix increased $6.5 million for the nine months ended September 30, 2006 when compared to the same period last year. The increase is in line with our increase in procedure volumes at both existing centers as well as new centers. Also in this increase are increased expenditures for accounting fees associated with our efforts towards compliance with the Sarbanes-Oxley Act of 2002 by our deadline of December 2007.

         NASDAQ ONE-TIME LISTING FEE

         During the nine months ended September 30, 2007, we recorded $120,000 for fees associated with listing our common stock with NASDAQ.

         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $20.3 million, or 166.7%, to $32.5 million for the nine months ended September 30, 2007 when compared to the same period last year. During the nine months ended September 30, 2007, depreciation and amortization expense was $18.1 million for Radiologix, which includes $3.2 million of amortization of intangible assets associated with the fair value of management service agreements and covenants not to compete. Depreciation and amortization expense excluding Radiologix increased $2.2 million for the nine months ended September 30, 2007 when compared to the same period last year primarily due to property and equipment additions, as well as the acceleration of the amortization of leasehold improvements related to our vacated Orange, Rancho Bernardo and San Gabriel facilities of approximately $716,000.

         PROVISION FOR BAD DEBT

         Provision for bad debt increased $15.8 million, or 314.4%, to $20.8 million, or 6.4% of net revenue, for the nine months ended September 30, 2007 compared to $5.0 million, or 4.2% of net revenue, for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the provision for bad debt was $15.8 million, or 8.0% of net revenue, for Radiologix. Historically, Radiologix has experienced higher bad debt as compared to our business pre-acquisition due to the higher concentration of business associated with hospital payers in the markets that Radiologix serves and the poor collection percentages that are inherent with hospital business. Provision for bad debts excluding Radiologix was unchanged at $5.0 million for the nine months ended September 30, 2007 and 2006.

INTEREST EXPENSE

         Interest expense for the nine months ended September 30, 2007 increased approximately $16.9 million, or 109.1%, from the same period in 2006. The increase was primarily due to the increased indebtedness of $360 million incurred upon the acquisition of Radiologix as well as an addition to our first lien Term Loan B of $25 million in August 2007. Also included is the amortization of our deferred finance costs associated with this new financing which was approximately $1.5 million for the nine months ended September 30, 2007 as well as realized losses on our fair value hedges of $155,000 for the nine months ended September 30, 2007.

MINORITY INTEREST IN INCOME OF SUBSIDIARIES

         For the nine months ended September 30, 2007, we recognized $483,000 in minority interest expense related to consolidated joint ventures of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

         For the nine months ended September 30, 2007, we recognized equity in earnings from unconsolidated joint ventures of $3,080,000 including $3,008,000 from investments of Radiologix and $72,000 from an investment in a PET center in Palm Desert, California.

LIQUIDITY AND CAPITAL RESOURCES

         On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services (the "November 2006 Credit Facility"). This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and to provide financing for working capital needs post-acquisition. The facility consists of a revolving credit facility of up to $45 million, a $225 million first lien Term Loan and a $135 million second lien Term Loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each of the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

         On August 23, 2007 we secured an incremental $35 million ("Incremental Facility") as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Incremental Facility consists of an additional $25 million as part of our first lien Term Loan B and $10 million of additional capacity under our existing revolving line of credit. The Incremental Facility will be used to fund certain identified strategic initiatives and for general corporate purposes. The terms of our first lien term loan as explained above will remain unchanged.

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

         The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded an increase to interest expense of approximately $289,000 for the nine months ended September 30, 2007. The corresponding liability of $442,000 is included in the other non-current liabilities in the consolidated balance sheet at September 30, 2007. This liability was $710,000 at December 31, 2006.

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

         Our business strategy with regard to operations will focus on the following:

         |X|      Maximizing performance at our existing facilities;
         |X|      Focusing on profitable contracting;
         |X|      Expanding MRI, CT and PET applications;
         |X|      Optimizing operating efficiencies; and
         |X|      Expanding our networks

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

SOURCES AND USES OF CASH

         Cash decreased during the nine months ended September 30, 2007 to zero from $3.2 million at December 31, 2006.

         Cash provided by operating activities for the nine months ended September 30, 2007 was $20.7 million compared to $7.8 million for the same period in 2006.

         Cash used by investing activities for the nine months ended September 30, 2007 was $34.3 million compared to cash used of $10.9 million for the same period in 2006. For the nine months ended September 30, 2007 and 2006, we purchased property and equipment for approximately $19.4 million and $7.5 million, respectively. During the nine months ended September 30, 2007, we recorded the purchase of imaging facilities of $15.7 million (see Note 3 to our consolidated financial statements) compared to $3.4 million during the nine months ended September 30, 2006. Also, during the nine months ended September 30, 2007, we generated $1.3 million of cash from the sale of one of our imaging facilities acquired through our purchase of Radiologix.

         Cash generated from financing activities for the nine months ended September 30, 2007 was $10.4 million compared to $3.1 million for the same period in 2006. The primary source of cash during the nine months ended September 30, 2007 is our addition to our first lien term loan B with GE of $25 million. This was offset by the classification of $6.9 million as restricted under the terms of our addition to our first lien term loan B. Also included in our cash generated from financing was $549,000 of cash from the issuance of our common stock through the exercise of options and warrants.

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective in alerting them prior to the end of a reporting period to all material information required to be included in our periodic filings with the SEC because we identified the following material weakness in the design of internal control over financial reporting: We concluded that we had insufficient processes to identify and resolve non-routine accounting matters, such as the identification of accrued liabilities associated with employee retention bonuses earned over specific time periods. The incorrect accounting for the foregoing was sufficient to lead management to conclude that a material weakness in the design of internal control over the accounting for non-routine transactions existed at September 30, 2007.

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


PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

         At September 30, 2007, the status of all current legal matters previously disclosed in Part 1, Item 3, of our Form 10-K/T for the two months ended December 31, 2006 and Part II, Item 1 of our Form 10-Q for the quarter ended June 30, 2007 is unchanged.

ITEM 1A  RISK FACTORS

         In addition to the other information set forth in this report, we urge you to carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our Form 10-K for the year ended October 31, 2006 and our Form 10-K/T for the two months ended December 31, 2006, which could materially affect our business, financial condition and results of operations. The risks described in our Forms 10-K and 10-K/T are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.


ITEM 6            EXHIBITS

         The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  RADNET, INC.

                                  (Registrant)

Date:  November 14, 2007          By       /s/    Howard G. Berger, M.D.
                                      -----------------------------------
                                      Howard G. Berger, M.D., President,
                                      Chief Executive Officer and Chairman
                                      (Principal Executive Officer)


Date:  November 14, 2007          By       /s/    Mark D. Stolper
                                      ----------------------------------------
                                      Mark D. Stolper, Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
   NUMBER               DESCRIPTION
   ------               -----------

    10.1    Amendment No. 3 to Credit Agreement (1)

    10.2    Amendment No. 3 to Second Lien Credit Agreement (2)

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


--------------------------------------------------------------------------------

*     Filed herewith.

      (1) Incorporated by reference to exhibit 99.1 filed with Form 8-K for August 24, 2007.

      (2) Incorporated by reference to exhibit 99.2 filed with Form 8-K for August 24, 2007.