Form 10-K
period 2007-12-31
RadNet, Inc.
filed 2008-04-01
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) or the act. Yes [ ] No [X]

      NOTE--Checking the box above will not relieve any registrant required to file reports pursuant to section 13 or (15(d) of the exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large Accelerated Filer [ ]
     Non-Accelerated Filer [ ] (Do not check if a smaller reporting company) Accelerated Filer [X]
     Smaller Reporting Company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

The aggregate market value of the registrant's voting and nonvoting common equity held by non-affiliates of the registrant was approximately $190,029,896 on June 30, 2007 (the last business day of the registrant's most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2007.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding on March 31, 2008, was 35,639,558 shares (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are herein incorporated by reference into the Part of the Form 10-K indicated.

Document                                                      Where Incorporated
--------                                                      ------------------
Proxy Statement for the 2008 Annual Meeting of Shareholders   Part III

                                  RADNET, INC.

                                TABLE OF CONTENTS

FORM 10-K ITEM                                                              PAGE
--------------                                                              ----
PART I.
   Item 1.   Business                                                          3
   Item 1A.  Risk Factors                                                     22
   Item 1B.  Unresolved Staff Comments                                        31
   Item 2.   Properties                                                       31
   Item 3.   Legal Proceedings                                                31
   Item 4.   Submission of Matters to a Vote of Security Holders              32

PART II.
   Item 5.   Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities              32
   Item 6.   Selected Financial Data                                          34
   Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      35
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       51
   Item 8.   Financial Statements and Supplementary Data                      51
   Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                       79
   Item 9A.  Controls and Procedures                                          79
   Item 9B.  Other Information                                                83

PART III.
   Item 10.  Directors and Executive Officers of the Registrant               83
   Item 11.  Executive Compensation                                           83
   Item 12.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     83
   Item 13.  Certain Relationships and Related Transactions                   83
   Item 14.  Principal Accountant Fees and Services                           83

PART IV.
   Item 15.  Exhibits, Financial Statement Schedules                          84

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in Item 1A, "Risk Factors," Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," "assumption" or the negative of these terms or other comparable terminology. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual events or results may differ materially depending on risks and uncertainties that may affect the Company's operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to statements concerning RadNet's ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our statements regarding cost savings, and our statements regarding increased business from new equipment or operations.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this annual report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this annual report.

                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

      We operate a group of regional networks comprised of 141 diagnostic imaging facilities located in six states with operations primarily in California, the Mid Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

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

      Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 16% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in Beverly Radiology Medical Group III, or BRMG. BRMG provides all of the professional medical services at 77 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At eleven centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities.

      We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the twelve months ended December 31, 2007, we performed 2,709,502 diagnostic imaging procedures and generated net revenue from continuing operations of $425.5 million.

      The following table illustrates our work performed over the five-year period ended December 31, 2007:

                                                       Years Ended                   Year Ended
                                                       October 31,                  December 31,
                                           ----------------------------------  ----------------------
                                              2003        2004        2005        2006        2007
                                           ----------  ----------  ----------  ----------  ----------
Total number of MRI, CT and PET systems            63          68          68          74         200
Total number of procedures performed*         947,032     946,928     958,414     919,342   2,709,502**

----------------
* All procedures.  Excludes discontinued operations.
** Excludes procedures of unconsolidated joint ventures.

COMPANY WEBSITE

We maintain a website at www.radnet.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on its website as soon as is reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

RADIOLOGIX ACQUISITION

      On November 15, 2006, we completed the acquisition of Radiologix, Inc. Radiologix, a Delaware corporation, employing approximately 2,200 people, through its subsidiaries, was a national provider of diagnostic imaging services through the ownership and operation of freestanding, outpatient diagnostic imaging centers. Radiologix owned, operated and maintained equipment in 69 locations, with imaging centers in seven states, including primary operations in the Mid-Atlantic; the Bay-Area, California; the Treasure Coast area, Florida; Northeast Kansas; and the Finger Lakes (Rochester) and Hudson Valley areas of New York State. Under the terms of the acquisition agreement, Radiologix shareholders received aggregate consideration of 11,310,950 shares (after giving effect to the one-for-two reverse stock split effected in November 2006) of our common stock and $42,950,000 in cash. We financed the transaction and refinanced substantially all of our outstanding debt with a $405 million senior secured credit facility with GE Commercial Healthcare Financial Services.

      The results of operations of Radiologix and its wholly owned subsidiaries have been included in our consolidated financial statements from the date of acquisition.

      In connection with our acquisition of Radiologix, we changed to a calendar-year basis of reporting financial results. As a requirement of this change under Rule 13a-10 of the Securities Exchange Act of 1934, we reported results for November and December 2006 as a separate transition ("stub") period on a Form 10-K/T and filed on April 17, 2007.

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

      IMV, a provider of database and market information products and services to the analytical, clinical diagnostic, biotechnology, life science and medical imaging industries, estimates that over 24.2 million MRI procedures and 50.1 million CT procedures were conducted in the United States in 2003, representing a 10% increase over the 2002 volume of both the MRI and CT procedures, respectively. This data is particularly relevant to us, given that revenue from MRI and CT scans constituted approximately 58% of our net revenue for the 12 months ended December 31, 2007. In addition, IMV estimates that over 706,100 clinical PET patient studies were performed in the United States in 2003, representing a 58% increase over the 2002 volume of 447,200 clinical PET patient studies. Revenue from PET scans constituted approximately 7% of our net revenue for the year ended December 31, 2007.

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

DIAGNOSTIC IMAGING MODALITIES

      The principal diagnostic imaging modalities we use at our facilities are:

      MRI

      MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue, including the brain, spine, abdomen, heart and extremities. A typical MRI examination takes from 20 to 45 minutes. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. We currently have 99 MRI systems in operation.

      CT

      CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. We currently have 62 CT systems in operation.

      PET

      PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. We provide PET-only services through the use of mobile equipment services at two of our sites. In addition, we have combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.8 million to $2.2 million. We currently have 20 PET or combination PET/CT systems in operation.

      NUCLEAR MEDICINE

      Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. We currently have 29 nuclear medicine systems in operation.

      X-RAY

      X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $50,000 to $250,000. We currently have 189 x-ray systems in operation.

      ULTRASOUND

      Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. We currently have 164 ultrasound systems in operation.

      MAMMOGRAPHY

      Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. We currently have 109 mammography systems in operation.

      FLUOROSCOPY

      Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $300,000. We currently have 77 fluoroscopy systems in operation.

COMPETITIVE STRENGTHS

      SIGNIFICANT AND KNOWLEDGEABLE PARTICIPANT IN THE NATION'S LARGEST ECONOMY AND ON A NATIONAL SCALE

      We believe our group of regional networks of fixed-site, freestanding outpatient diagnostic imaging facilities is the largest of its kind in California, the nation's largest economy and most populous state and the largest outpatient diagnostic imaging facility owner in the U.S. based on our 141 locations. Our two decades of experience in operating diagnostic imaging facilities in almost every major population center in California gives us intimate, first-hand knowledge of these geographic markets, as well as close, long-term relationships with key payors, radiology groups and referring physicians within these markets. The additional Radiologix centers reflect, for the most part, a similar clustering philosophy, which we believe will provide an opportunity to utilize our California model outside of California.

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

      DIVERSIFIED PAYOR MIX

      Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one-payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of profitable revenue. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2007.

      EXPERIENCED AND COMMITTED MANAGEMENT TEAM

      Our senior management group, together have over 100 years of healthcare management experience. Our executive management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. Our management beneficially owns approximately 24% of our common stock.

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

      EXPANDING MRI, CT AND PET APPLICATIONS

      We intend to continue to use expanding MRI, CT and PET applications as they become commercially available. Most of these applications can be performed by our existing MRI, CT and PET systems with upgrades to software and hardware. We intend to introduce applications that will decrease scan and image-reading time to increase our productivity.

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

      EXPANDING OUR NETWORKS

      Following our Radiologix acquisition we intend to continue to expand our networks of facilities through new developments and acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. We perform extensive due diligence before developing a new facility or acquiring an existing facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

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

      RADIOLOGY PROFESSIONALS

      In the states in which we provide services, a lay person or any entity other than a professional corporation or similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the "corporate practice" of medicine. In order to comply with this prohibition, we contract with radiologists to provide professional medical services in our facilities, including the supervision and interpretation of diagnostic imaging procedures. The radiology practice maintains full control over the physicians it employs. Pursuant to each management contract, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. In addition, we provide management services and administration of the non-medical functions relating to the professional medical practice at the facility, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities. As compensation for the services furnished under contracts with radiologists, we generally receive an agreed percentage of the medical practice billings for, or collections from, services provided at the facility, typically varying between 75% to 84% of net revenue or collections.

      At all but eight of our California facilities we contract, directly or through BRMG, with other radiology groups to provide professional medical services. At our imaging facilities we charge a fee for our services as manager of the entity which owns the center. Our fee is typically 80% to 90% of the collected revenue of each company after deduction of the professional fees. In addition, we generally own a percentage of the equity interests of the entity, which owns the facility from which we are also entitled to a percentage of income after a deduction of all expenses, including amounts paid for medical services and medical supervision commensurate with our ownership percentage.

      BRMG

      At 77 of our facilities, BRMG is our contracted radiology group. At December 31, 2007, BRMG employed 45 full-time and seven part-time radiologists. Under our management agreement with BRMG we are paid, as compensation for the use of our facilities and equipment and for our services, a percentage of the amounts collected for the professional services BRMG physicians render which for the year ended December 31, 2007, was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

      o The agreement expires on January 1, 2014. However, the agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. In addition, either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure, and we may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG. Dr. Berger owns 99% of the equity of BRMG.
      o At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities, except for eight facilities for which we contract with separate medical groups.
      o At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.
      o If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.
      o If we want to open a new facility, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.
      o BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

      At the non-California locations and at eight California locations:

      Typically, one of our subsidiaries contracts with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures performed in the imaging centers. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth; and a willingness to embrace our strategy for the delivery of diagnostic imaging services.

      We have two models by which we contract with radiology practices: a comprehensive services model and a technical services model. Under our comprehensive services model, we enter into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived outside of our imaging centers. Under our technical services model, which relates primarily to six of our subsidiary operations, we enter into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pay a fee to the radiology group (typically between 10% to 15% of the cash collections from reimbursement for imaging procedures). In both the comprehensive services and technical services models, we own the diagnostic imaging assets and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. Additionally, in most instances, both the comprehensive services and the technical services models contemplate an incentive technical bonus for the radiology group if the net technical income exceeds specific thresholds.

      The agreements with the radiology practices under our comprehensive services model contain provisions whereby both parties have agreed to certain restrictions on accepting or pursuing radiology opportunities within a five to fifteen-mile radius of any of our owned, operated or managed diagnostic imaging centers at which the radiology practice provides professional radiology services or any hospital at which the radiology practice provides on-site professional radiology services. Each of these agreements also restricts the applicable radiology practice from competing with us and our other contracted radiology practices within a specified geographic area during the term of the agreement. In addition, the agreements require the radiology practices to enter into and enforce agreements with their physician shareholders at each radiology practice (subject to certain exceptions) that include covenants not to compete with us for a period of two years after termination of employment or ownership, as applicable.

      Under our comprehensive services model, we have the right to terminate each agreement if the radiology practice or a physician of the contracted radiology practice engages in conduct, or is formally accused of conduct, for which the physician employee's license to practice medicine reasonably would be expected to be subject to revocation or suspension or is otherwise disciplined by any licensing, regulatory or professional entity or institution, the result of any of which (in the absence of termination of this physician or other action to monitor or cure this act or conduct) adversely affects or would reasonably be expected to adversely affect the radiology practice.

      Under our comprehensive services model, upon termination of an agreement with a radiology practice, depending upon the termination event, we may have the right to require the radiology practice to purchase and assume, or the radiology practice may have the right to require us to sell, assign and transfer to it, the assets and related liabilities and obligations associated with the professional and technical radiology services provided by the radiology practice immediately prior to the termination. The purchase price for the assets, liabilities and obligations would be the lesser of their fair market value or the return of the consideration received in the acquisition. However, the purchase price may not be less than the net book value of the assets being purchased.

      The agreements with most of the radiology practices under our technical services model contain non-compete provisions that are generally less restrictive than those provisions under our comprehensive services model. The geographic scope of and types of services covered by the non-compete provisions vary from practice to practice. Under our technical services model, we generally have the right to terminate the agreement if a contracted radiology practice loses the licenses required to perform the service obligations under the agreement, violates non-compete provisions relating to the modalities offered or if income thresholds are not met.

PAYORS

      The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

                                                  % OF NET REVENUE
                                         --------------------------------------
                                         TWO MONTHS ENDED         YEAR ENDED
                                         DECEMBER 31, 2006    DECEMBER 31, 2007
                                         -----------------    -----------------
Insurance (1)                                   52%                  57%
Managed Care Capitated Payors                   14%                  15%
Medicare/Medicaid                               25%                  22%
Other (2)                                        7%                   2%
Workers Compensation/Personal Injury             2%                   4%

----------------
(1) Includes Blue Cross/Blue Shield, which represented 18% of our net revenue for the two months ended December 31, 2006, and 19% of our net revenue for the year ended December 31, 2007.
(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

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

Facilities
----------

      Through our wholly owned subsidiaries, we operate 85 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 33 in the Baltimore-Washington, D.C. area and 18 in the Rochester and Hudson Valley areas of New York as well as one to three individual facilities each in Florida and Kansas. We lease the premises at which these facilities are located, with the exception of two facilities located in buildings we own. We lease the land on which both of those buildings are located.

      Our facilities are primarily located in regional networks that we refer to as regions. The majority of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray and fluoroscopy services. A portion of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

      The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2007:

                                                                             YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                    2003     2004     2005     2006     2007
                                                                   ------   ------   ------   ------   ------
     Total facilities owned or managed (at beginning of year)          59       56       56       57      132
     Facilities added by:
     Acquisition*                                                      --       --       --       78       12
     Internal development                                               3        3        1        4        2
     Facilities closed or sold                                         (6)      (3)      --       (7)      (5)
     Total facilities owned (at end of year)                           56       56       57      132*     141

     * Includes 69 Radiologix facilities acquired on November 15, 2006.

DIAGNOSTIC IMAGING EQUIPMENT

      The following table indicates, as of December 31, 2007, the quantity of principal diagnostic equipment available at our facilities, by region:

                                                                                                    Nuclear
                  MRI    Open MRI    CT    PET/CT   Mammography   Ultra Sound    X-ray   Medicine    Total
               ----------------------------------------------------------------------------------------------
Kansas              0           0     1         0             0             1        5          0         7
California         36          25    30        13            60            90      109         13       376
Florida             2           1     3         1             3             4        4          2        20
New York           13           2    11         0            15            25       23          2        91
Maryland           14           6    17         6            31            44       48         12       178
               ----------------------------------------------------------------------------------------------
  Total            65          34    62        20           109           164      189         29       672

     The average age of our MRI and CT units is less than six years, and the average age of our PET units is less than four years. The useful life of our
MRI, CT and PET units is typically ten years.

FACILITY ACQUISITIONS AND DIVESTITURES

Acquisitions
------------

      In March 2007, we acquired the assets and business of Rockville Open MRI, located in Rockville, Maryland, for $540,000 in cash and the assumption of a capital lease of $1.1 million. The center provides MRI services. The center is 3,500 square feet with a monthly rental of approximately $8,400 per month. Approximately $365,000 of goodwill was recorded with respect to this transaction.

      In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.7 million in cash plus the assumption of approximately $2.4 million of debt. Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. After combining the Borg centers with RadNet's existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester. The leased facilities associated with these centers includes a total monthly rental of approximately $71,000 per month. Approximately $9.2 million of goodwill was recorded with respect to this transaction. Also, $1.4 million was recorded for the fair value of covenant not to compete contracts.

      In September 2007, we acquired the assets and business of Walnut Creek Open MRI located in Walnut Creek, CA for $225,000. The center provides MRI services. The leased facility associated with this center includes a monthly rental of approximately $6,800 per month. Approximately $50,000 of goodwill was recorded with respect to this transaction.

      In September 2007, we acquired the assets and business of three facilities comprising Valley Imaging Center, Inc. located in Victorville, CA for $3.3 million in cash plus the assumption of approximately $866,000 of debt. The acquired centers offer a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. The physician who provided the interpretive radiology services to these three locations joined BRMG. The leased facilities associated with these centers includes a total monthly rental of approximately $18,000. Approximately $2.8 million of goodwill was recorded with respect to this transaction. Also, $150,000 was recorded for the fair value of a covenant not to compete contract.

      On October 9, 2007, we acquired the assets and business of Liberty Pacific Imaging located in Encino, California for $2.8 million in cash. The center operates a successful MRI practice utilizing a 3T MRI unit, the strongest magnet strength commercially available at this time. The center was founded in 2003. The acquisition allows us to consolidate a portion of our Encino/Tarzana MRI volume onto the existing Liberty Pacific scanner. This consolidation allows us to move our existing 3T MRI unit in that market to our Squadron facility in Rockland County, New York. Approximately $1.1 million of goodwill was recorded with respect to this transaction. Also, $200,000 was recorded for the fair value of a covenant not to compete contract.

Divestitures
------------

      In June 2007 we divested a non-core center in Duluth, Minnesota to a local multi-center operator for $1.3 million.

      In October 2007 we divested a non-core center in Golden, Colorado for $325,000.

      In December 2007, we sold 24% of a 73% investment in one of our consolidated joint ventures resulting in a revised ownership of 49%. As a result of this transaction, we no longer consolidate this joint venture. Accordingly, our consolidated balance sheet at December 31, 2007 includes this 49% interest as a component of our total investment in non-consolidated joint ventures where it is accounted for under the equity method. The amounts eliminated from our consolidated balance sheet as a result of the deconsolidation were not material. Since the deconsolidation occurred at the end of 2007, no significant amounts were eliminated from our statement of operations.

INFORMATION TECHNOLOGY

      Our corporate headquarters and many of our facilities are interconnected through a state-of-the-art information technology system. This system, which is compliant with the Health Insurance Portability and Accountability Act of 1996, is comprised of a number of integrated applications, provides a single operating platform for billing and collections, electronic medical records, practice management and image management.

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

      Currently diagnostic reports and images are accessible via the Internet to our California referring providers. We have worked with some of the larger medical groups in California with whom we have contracts to provide access to this content via their web portals. We are in the process of making such services available outside of California.

PERSONNEL

      At December 31, 2007, we employed the following personnel (including employees of BRMG):

      We employ a site manager who is responsible for overseeing day-to-day and routine operations at each of our facilities, including staffing, modality and schedule coordination, referring physician and patient relations and purchasing of materials. In turn, our 10 regional managers and directors are responsible for oversight of the operations of all facilities within their region, including sales, marketing and contracting. The regional managers and directors, along with our directors of contracting, marketing, facilities, management/purchasing and human resources report to our eastern and western chief operating officers. Our chief financial officer, director of information services and our medical director report to our chief executive officer.

      None of our employees is subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relationship with our employees is good.

EXECUTIVE OFFICERS

      Our executive officers are:

                                         Officer
      Name                         Age    Since    Position
      ----                         ---   -------   --------
      Howard G. Berger, M.D.        63     1992    President and Chief Executive
                                                     Officer

      John V. Crues, III, M.D.      58     2000    Medical Director

      Stephen M. Forthuber          46     2006    Executive Vice President and
                                                     Chief Operating Officer-
                                                     Eastern Operations

      Norman R. Hames               51     1996    Executive Vice President,
                                                     Secretary, Chief Operating
                                                     Officer-Western Operations

      Jeffrey L. Linden             65     2001    Executive Vice President and
                                                     General Counsel

      Mark D. Stolper               36     2004    Executive Vice President and
                                                     Chief Financial Officer

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

      Mark D. Stolper has served as our Chief Financial Officer since 2004 and prior to that was an independent member of our Board of Directors. Prior to joining us, he had diverse experiences in investment banking, private equity, venture capital investing and operations prior to joining us. Mr. Stolper began his career as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read. After Dillon Read, Mr. Stolper joined Archon Capital Partners, backed by the Milken Family and NewsCorp, which made private equity investments in media and entertainment companies. Mr. Stolper received his operating experience with Eastman Kodak, where he was responsible for business development for Kodak's Entertainment Imaging subsidiary ($1.5 billion in sales). Mr. Stolper was also co-founder of Broadstream Capital Partners, a Los Angeles-based investment banking firm focused on advising middle market companies engaged in financing and merger and acquisition transactions.

      The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers and directors.

MARKETING

      Our California marketing team consists of one director of marketing, five territory sales managers and 18 customer service representatives. Our eastern marketing team consists of 27 customer sales representatives and three sales managers who each report to a district manager. Our marketing team employs a multi-pronged approach to marketing.

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

      SPORTS MARKETING PROGRAM

      We have a sports marketing program designed to increase our public profile. We provide X-ray equipment and a technician for all of the games of the Lakers, Clippers, Kings, Avengers and Sparks held at the Staples Center in Los Angeles, Ducks games held at the Arrowhead Pond in Anaheim, and University of Southern California football games held in the Los Angeles Coliseum. In exchange for this service, we receive game tickets and an advertisement in each team program throughout the season. In addition, we have a close relationship with the physicians for some of these teams.

SUPPLIERS

      Historically, we have acquired a majority of our advanced diagnostic imaging equipment from GE Medical Systems, Inc., and we purchase medical supplies from various national vendors. We believe that we have excellent working relationships with all of our major vendors. However, there are several comparable vendors for our supplies that would be available to us if one of our current vendors becomes unavailable.

      We primarily acquire our equipment with cash or through various financing arrangements with equipment venders and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2007, capital lease obligations, excluding interest, totaled approximately $32.0 million through 2012, including current installments totaling approximately $9.5 million (see Note 9). If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

      Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debts, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue.

COMPETITION

      The market for diagnostic imaging services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., Medical Resources, Inc. and InSight Health Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices to compete with us. We experience additional competition as a result of those activities.

      Each of the non-BRMG contracted radiology practices under the comprehensive services model has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In most states, a covenant not to compete will be enforced only:

      o to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;
      o if it does not unreasonably restrain the party against whom enforcement is sought; and
      o     if it is not contrary to public interest.

      Enforceability of a non-compete covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether or to what extent a court will enforce the contracted radiology practices' covenants. The inability of the contracted radiology practices or us to enforce radiologist's non-compete covenants could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

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

      LICENSING AND CERTIFICATION LAWS

      Ownership, construction, operation, expansion and acquisition of diagnostic imaging facilities are subject to various federal and state laws, regulations and approvals concerning licensing of facilities and personnel. In addition, free-standing diagnostic imaging facilities that provide services not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare program. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services. We have experienced a slowdown in the credentialing of our physicians over he last several years which has lengthened our billing and collection cycle.

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

      MEDICARE AND MEDICAID FRAUD AND ABUSE

      Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the twelve months ended December 31, 2007, approximately 22% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid).

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

      In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, so as not to violate the anti-kickback and Stark Law and regulations. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms' length transactions and is not intended to induce the referral of patients. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on our business, financial condition and results of operations.

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

      FEDERAL FALSE CLAIMS ACT

      The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The Federal False Claims Act further provides that a lawsuit there under may be initiated in the name of the United States by an individual who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the Federal False Claims Act. Penalties include civil penalties of not less than $5,500 and not more than $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are in compliance with the rules and regulations that apply to the Federal False Claims Act. However, we could be found to have violated certain rules and regulations resulting in sanctions under the Federal False Claims Act, and if we are so found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusion from participation in federal and state healthcare programs that are integral to our business.

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

      Prior to January 1, 2007, the technical component of our imaging services was reimbursed under the Part B physician fee schedule, which, in most cases, allows for higher reimbursement than under the HOPPS. Under the DRA, as of January 1, 2007 we are reimbursed at the lower of the two schedules.

      The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (CMS). In November 2005, CMS announced that it will pay 100% of the technical component of the higher priced imaging procedure and 50% of the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. CMS had indicated that it would phase in this rate reduction over two years, so that the reduction was 25% for each additional imaging procedure in 2006 and another 25% in 2007. CMS has issued a rule that eliminated the 25% reduction in 2007.

      We believe the implementation of the reimbursement reductions contained in the DRA will have a significant adverse effect on our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

RISKS RELATING TO OUR BUSINESS

      OUR FAILURE TO INTEGRATE THE BUSINESSES WE ACQUIRE SUCCESSFULLY AND ON A TIMELY BASIS INTO OUR OPERATIONS COULD REDUCE OUR PROFITABILITY.

      We expect that our acquisitions will generally result in some synergies, business opportunities and growth prospects. We, however, may never realize these expected synergies, business opportunities and growth prospects. We may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. In addition, integrating operations will require significant efforts and expenses on our part. Personnel may leave or be terminated because of an acquisition. Our management may have its attention diverted while trying to integrate an acquisition. If these factors limit our ability to integrate the operations of an acquisition successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies expected to result from the acquisition, may not be met. In addition, our growth and operating strategies for a target's business may be different from the strategies that the target company pursued prior to our acquisition. If our strategies are not the proper strategies, it could have a material adverse effect on our business, financial condition and results of operations.

      WE HAVE EXPERIENCED OPERATING LOSSES AND WE HAVE A SUBSTANTIAL ACCUMULATED DEFICIT. IF WE ARE UNABLE TO IMPROVE OUR FINANCIAL PERFORMANCE, WE MAY BE UNABLE TO PAY OUR OBLIGATIONS.

      We have incurred net losses of $18.1 million, $11.0 million, and $6.9 million for the year ended December 31, 2007, the two months ended December 31, 2006, and the year ended October 31, 2006, respectively. We had a stockholders' deficit of $69.8 million, $47.0 million, and $78.8 million at December 31, 2007, 2006, and October 31, 2006, respectively. Also, in recent periods, we have suffered liquidity shortfalls which have led us to, among other things, undertake and complete a "pre-packaged" Chapter 11 plan of reorganization and in 2003 modify the terms of various of our financial obligations. While we believe that by taking these and other actions in the future we will be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

      The fees charged for the diagnostic imaging services performed at our facilities are paid by insurance companies, Medicare and Medicaid, workers compensation, private and other payors. Any change in the rates of or conditions for reimbursement from these sources of payment could substantially reduce the amounts reimbursed to us or to our contracted radiology practices for services provided, which could have a material adverse effect on our net revenue. For example, recent legislative changes in California's workers compensation rules had a negative impact on reimbursement rates for diagnostic imaging services, and federal Medicare changes taking effect beginning January 1, 2007 have also had a negative impact on the rates paid for MRI, CT and PET services.

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

      IF BRMG OR ANY OF OUR OTHER CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US, OUR BUSINESS COULD SUBSTANTIALLY DIMINISH.

      Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 77 of our 85 California facilities with the balance of our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, the radiology groups' strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2014, and with the other groups for terms as long, if not longer, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups' ability to continue performing under the management agreements may be curtailed or eliminated due to the groups' financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group's relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

      Acquisitions involve a number of special risks, including the following:

      o     Inability to obtain adequate financing;
      o     Possible adverse effects on our operating results;
      o     Diversion of management's attention and resources;
      o     Failure to retain key personnel;
      o Difficulties in integrating new operations into our existing infrastructure; and
      o     Amortization or write-offs of acquired intangible assets.

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

      WE EXPERIENCE COMPETITION FROM OTHER DIAGNOSTIC IMAGING COMPANIES AND HOSPITALS. THIS COMPETITION COULD ADVERSELY AFFECT OUR REVENUE AND BUSINESS.

      The market for diagnostic imaging services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our major national competitors include Alliance Imaging, Inc., Medical Resources, Inc. and InSight Health Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices and compete with us. We are experiencing increased competition as a result of such activities.

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

      BECAUSE WE HAVE HIGH FIXED COSTS, LOWER SCAN VOLUMES PER SYSTEM COULD ADVERSELY AFFECT OUR BUSINESS.

      The principal components of our expenses, excluding depreciation, consist of compensation paid to technologists, salaries, real estate lease expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results depending on the source of our revenue. Thus, decreased revenue as a result of lower scan volumes per system could result in lower margins, which could materially adversely affect our business.

      OUR SUCCESS DEPENDS IN PART ON OUR KEY PERSONNEL AND WE MAY NOT BE ABLE TO RETAIN SUFFICIENT QUALIFIED PERSONNEL. IN ADDITION, FORMER EMPLOYEES COULD USE THE EXPERIENCE AND RELATIONSHIPS DEVELOPED WHILE EMPLOYED WITH US TO COMPETE WITH US.

      Our success depends in part on our ability to attract and retain qualified senior and executive management, managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. The loss of the services of Dr. Howard
G. Berger, our President and Chief Executive Officer, Norman R. Hames or Stephen
M. Forthuber, our Chief Operating Officers, west and east coast, respectively, could have a significant negative impact on our operations. We believe that they could not easily be replaced with executives of equal experience and capabilities. We do not maintain key person insurance on the life of any of our executive officers with the exception of a $5.0 million policy on the life of Dr. Berger. Also, if we lose the services of Dr. Berger, our relationship with BRMG could deteriorate, which would adversely affect our business.

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

      CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

      For fiscal 2007 we derived approximately 15% of our net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

      We rely on our information systems to perform functions critical to our ability to operate, including patient scheduling, billing, collections, image storage and image transmission. Accordingly, an extended interruption in the system's function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.

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

      WE ARE VULNERABLE TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

      Our headquarters and 85 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Three of our facilities are located in an area of Florida, which has suffered from hurricanes. An earthquake or other natural disaster could seriously impair our operations, and our insurance may not be sufficient to cover us for the resulting losses.

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

      Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2007, approximately 22% of our net revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare.

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

      OUR SUBSTANTIAL DEBT COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS.

      Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition, which could make it more difficult for us to satisfy our obligations to our creditors. Our substantial indebtedness could also:

      |X| Require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;
      |X| Increase our vulnerability to adverse general economic and industry conditions;
      |X| Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
      |X| Place us at a competitive disadvantage compared to our competitors that have less debt; and
      |X| Limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

      WE HAVE INEFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING THAT IF UNSUCCESSFULLY REMEDIATED COULD ADVERSELY AFFECT OUR ABILITY TO REPORT OUR FINANCIAL RESULTS ON A TIMELY AND ACCURATE BASIS.

      The following material weaknesses were identified in our internal control over financial reporting as of December 31, 2007:

VALUATION OF ACCOUNTS RECEIVABLE

      We have determined that our methodology for determining the net realizable value of accounts receivable was inadequate and we recorded a post closing adjustment of $8.5 million to reduce accounts receivable to the revised estimated net realizable value at December 31, 2007. Our analysis overvalued accounts sent to collection and did not factor in a reduction of the expected collection percentages as the accounts age. The run-out of 2006 accounts receivable, which was our primary tool with which we analyzed the collectability of accounts receivable, indicated an overvaluation of our 2006 accounts receivable. The results of the run-out analysis was not considered in our initial analysis of the net realizable value of accounts receivable.

FINANCIAL STATEMENT CLOSE PROCESS

      We have determined that our financial statement close process is flawed. There is not a sufficient review of the financial statements or underlying reconciliations and account analyses prior to the closing of our books as is evidenced by the number of errors noted and material post closing adjustments recorded. For example, in addition to the material adjustment in accounts receivable noted above, other adjustments recorded include (1) a failure to record a non-cash accrual for a $600,000 bonus due to the our COO upon his future exercising of his warrants; the recording of this accrual should have been recorded upon vesting of his stock options in Q1 2007; (2) a missed recording of the settlement of a litigation matter for $120,000, and (3) the misstatement of the amortization of deferred financing cost by approximately $300,000 because we used an inaccurate amortization period.

FIXED ASSET RECORDING

      We have concluded that we do not have an adequate process to determine the appropriate date that an asset is placed in service. Our method has been to record assets as placed in service based on the date an invoice is paid. This has resulted in both the overstatement and understatement of depreciation, and the understatement of fixed assets and accounts payable at applicable balance sheet dates. As a result, we recorded an adjustment to increase depreciation expense by approximately $1.2 million for the year ended December 31, 2007. Prior to recording an adjustment, fixed assets and accounts payable were understated by $4.3 million as of December 31, 2007.

LIABILITY FOR MEDICAL MALPRACTICE EXPOSURE

      We have determined that we do not have appropriate control activities in place to account for our exposure to incurred but not reported malpractice claims (IBNR or the tail liability). We have a claims made medical malpractice insurance policy. We record a reserve for our portion of reported claims based on the policy deductible. However, based on the guidance in the American Institute of Certified Public Accountants' (AICPA's) Healthcare Audit Guide, Chapter 8, we should have been recording a reserve to account for our exposure to IBNR. Prior to recording an adjustment, the understatement of the medical malpractice liability as of December 31, 2007 was approximately $1.7 million, and the expense for medical malpractice insurance was understated by approximately $170,000 for the year ended December 31, 2007.

ENTITY LEVEL CONTROLS

      We have determined that we do not have adequate entity level controls in place as is evidenced by the number of material weaknesses noted above. We believe that the lack of adequate entity level controls is manifested in the lack of accounting personnel who are familiar with U.S. generally accepted accounting principles (GAAP), and the fact that the overall review process did not detect any of the accounting errors noted above, none of which involve complex accounting rules or involve an estimation process, except for the determination of the net realizable value of accounts receivable.

                           Our Remediation Initiatives
                           ---------------------------

VALUATION OF ACCOUNTS RECEIVABLE

      We have formed a Revenue Committee, which includes the participation of the Chief Executive Officer, Chief Financial Officer, Director of Reimbursement Operations and other financial personnel. The Committee will meet every month to review the collection statistics applied to monthly and year-to-date gross charges as well as review the collectability of accounts receivable balances as of the end of each month. The Committee will review and analyze collection run-out statistics and compare the cash collections to historical data and trends. We believe that collection patterns and anomalies will be identified more quickly and appropriate adjustments will be made in a more timely manner to establish the accurate net realizable value of accounts receivable balances. Furthermore, we have assigned additional personnel and other resources to review, monitor and analyze billing and collection performance.

FINANCIAL STATEMENT CLOSE PROCESS

      Our planned remediation includes:

      i) Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances;

      ii) Hiring additional accounting personnel with strong GAAP accounting knowledge;

      iii) Establishing a more comprehensive financial statement close-list, with pre-assigned roles and responsibilities for the completion of each item on the list;

      iv) Establishing procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities and the recording of assets;

      v) Increasing supervisory review of the consolidation process in anticipation of implementing an automated consolidation process;

      vi) Developing a more formalized process for the identification of subsequent events and complex or unusual transactions; and

      vii) Establishing monthly communications between finance and accounting personnel and representatives from the purchasing, legal and operations level managers to identify and quantify potential unrecorded liabilities and fixed assets.

FIXED ASSET RECORDING

      We will assign additional resources to track, record and depreciate fixed assets. We will schedule monthly meetings with the purchasing department and monthly calls with the regional controllers to identify assets when they are delivered to sites and record their correct in-service dates. We will focus on recording assets and depreciating them in the month when they placed in-service. Additionally, we will record expenses related to progress payments to vendors in the period in which services are rendered so as to keep accurate balances of Construction-in-Progress accounts.

LIABILITY FOR MEDICAL MALPRACTICE EXPOSURE

      We will engage a third-party actuary to determine the IBNR as of the end of each reporting period. Accordingly, we will use the results of each actuarial study to adjust our IBNR reserve as of the end of each period.

ENTITY LEVEL CONTROLS

      We will seek to add resources with GAAP accounting knowledge at the entity level. Additionally, we will assign senior level oversight and review to entity prepared trial balances and financial statements to insure that accounting errors are detected and corrected prior to the corporate-level consolidation process.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

      Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, in approximately 21,500 square feet occupied under leases, which expire (with options to extend) on June 30, 2017. In addition, we lease 52,941 square feet of warehouse and other space under leases, which expire at various dates between April 2007 and January 2018. We also occupy approximately 7,000 square feet in Dallas, Texas pursuant to a lease, which expires on September 30, 2011. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2012. Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 10 years depending upon the agreed upon terms with the local landlord. Facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

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

      We have answered the complaint. The matter is still in its discovery stage, tentatively intended to terminate in May 2008. Upon its termination we intend to seek a summary judgment pursuant to the decision in a recently released U.S. Supreme Court case. We intend to vigorously contest the allegations.

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

      We filed a motion to dismiss the complaint that was granted as to all claims except the RICO claim. In an effort to end our legal expenses with respect to this action we agreed to pay $120,000 in full and final settlement. The settlement is subject to court approval, which we anticipate receiving within the next few months. We accrued $120,000 as of December 31, 2007 for this settlement which is included in operating expenses in our Statement of Operations for the year ended December 31, 2007.

      (c) Siemens Medical Solutions USA, Inc. v. Radiologix, Inc., 192nd Judicial District, Dallas County, Case No. 07-01245.

      The action, filed February 12, 2007, arose out of Radiologix notifying Siemens of its revocation of certain equipment purchase orders. Siemens contended there was a breach of contract and sought unspecified damages. This complaint was terminated by Siemens in late 2007.

      (d) In the Matter of the Arbitration Between St. Paul Radiology and Questar Duluth, Inc. AAA Case No. 33-193Y00282-07.

      In connection with our sale of our Duluth, Minnesota imaging center assets in June 2007 we received a demand for arbitration from the radiologists providing professional services at the center stating they were entitled to at least $1.2 million of the $1.3 million paid to us for the imaging center assets. We believe the claim is without merit in that our contract with the radiologists is clear in providing ownership rights to us and we have denied the claim. We intend to vigorously contest the claim. It is anticipated the matter will be determined by arbitration in June 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Inapplicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock is quoted on the NASDAQ Global Market under the symbol "RDNT." The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the NASDAQ Global Market. Such quotations have been adjusted to reflect our reverse one-for-two stock split effected in November 2006 and reflect interdealer prices without adjustment for retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                    LOW       HIGH

                QUARTER ENDED
                -------------
                December 31, 2007                   8.31      10.39
                September 30, 2007                  7.81      10.57
                June 30, 2007                       5.38       9.60
                March 31, 2007                     $4.50      $6.67

                December 31, 2006                   2.13       5.15
                September 30, 2006                  1.45       2.90
                June 30, 2006                       0.51       1.99
                March 31, 2006                     $0.25      $0.59

      The last low and high prices for our common stock on the NASDAQ Global Market on March 31, 2008 were $6.00 and $7.19 respectively. As of March 31, 2008, the number of holders of record of our common stock was 3,786. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that customers of these broker-dealers beneficially own these shares and that the number of beneficial owners of our common stock is approximately 4,013.

STOCK PERFORMANCE GRAPH

      The following graph compares the yearly percentage change in cumulative total stockholder return of the Company's Common Stock during the period from 2002 to 2007 with (i) the cumulative total return of the S&P500 index and (ii) the cumulative total return of the S&P500 - Healthcare Sector index. The comparison assumes $100 was invested in January 1, 2002 in the Common Stock and in each of the foregoing indices and the reinvestment of dividends through January 1, 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

      This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

      We did not pay dividends in fiscal 2006 or 2007 and we do not expect to pay any dividends in the foreseeable future.

                               [PERFORMANCE GRAPH]



                                               ANNUAL RETURN PERCENTAGE            TWO MONTHS     YEAR
                                                      YEARS ENDED                    ENDED       ENDED
                                      ------------------------------------------    --------    --------
COMPANY / INDEX                       10/31/03   10/29/04    10/31/05    10/31/06   12/29/06    12/31/07
--------------------------------------------------------------------------------------------------------
RADNET, INC.                            -38.75      14.29      -33.93      594.59     -10.12      119.70
S&P 500 INDEX                            20.80       9.42        8.72       16.34       3.33        5.49
S&P HEALTH CARE SECTOR                    5.92       1.76        9.57       11.36       0.91        7.15


                                                    INDEXED RETURNS                TWO MONTHS     YEAR
                             BASE                     YEARS ENDED                    ENDED       ENDED
                            PERIOD    -------------------------------------------   --------    --------
COMPANY / INDEX            10/31/02   10/31/03    10/29/04    10/31/05   10/31/06   12/29/06    12/31/07
--------------------------------------------------------------------------------------------------------
RADNET, INC.                  100        61.25       70.00       46.25     321.25     288.75      634.37
S&P 500 INDEX                 100       120.80      132.18      143.71     167.19     172.76      182.25
S&P HEALTH CARE SECTOR        100       105.92      107.78      118.09     131.51     132.71      142.20

RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal year ended December 31, 2007, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

      o In January 2007, we issued to a radiologist in order to induce him to accept employment with BRMG, a five-year warrant exercisable at a price of $4.79 per share, which was the public market closing price for our common stock on the transaction date, to purchase 500,000 shares of our common stock.

      o In January 2007, we issued to one of our key employees a five-year warrant exercisable at a price of $4.74 per share, which was the public market closing price of our common stock on the transaction date, to purchase 250,000 shares of our common stock.
      o In February 2007, we issued to each of our four independent directors five-year warrants exercisable at $5.99 per share, which was the public market price closing price for our common stock on the transaction date, for each to purchase 25,000 shares of our common stock.
      o In April 2007, we issued to four of our key employees five-year warrants exercisable at a price of $5.88 per share, which was the public market closing price for our common stock on the transaction date, to purchase 250,000 shares, 150,000 shares, 150,000 shares and 50,000 shares, respectively, of our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2007, October 31, 2006 and 2005, the two months ended December 31, 2006, and the consolidated balance sheet data as of December 31, 2007 and 2006, and October 31, 2006, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended October 31, 2004 and 2003, and the consolidated balance sheet data set forth below as of October 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                        YEARS ENDED         TWO MONTHS ENDED                     YEARS ENDED
                                        DECEMBER 31,           DECEMBER 31,                      OCTOBER 31,
                                    -------------------    -------------------    -----------------------------------------
                                      2007       2006        2006       2005        2006       2005       2004       2003
                                    --------   --------    --------   --------    --------   --------   --------   --------
                                              (UNAUDITED)            (UNAUDITED)

                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net revenue                         $425,470   $192,859    $ 57,374   $ 22,520    $161,005   $145,573   $137,277   $140,259
Operating expenses:
Operating expenses                   330,550    147,226      46,033     19,149     120,342    109,012    105,828    106,078
Depreciation and amortization         45,281     19,542       5,907      2,759      16,394     17,536     17,917     16,979
Provision for bad bebts               27,467     10,707       3,907        826       7,626      4,929      3,911      4,944
Loss (gain) on disposal of
  equipment, net                          72        335         (38)         -         373        696          -          -
Gain from sale of joint venture
  interests                           (1,868)         -           -          -           -          -          -          -
Loss from continuing operations      (18,131)   (17,722)    (10,983)      (155)     (6,894)    (3,570)   (14,731)    (5,569)
Income from discontinued operation         -          -           -          -           -          -          -      3,197
Net loss                             (18,131)   (17,722)    (10,983)      (155)     (6,894)    (3,570)   (14,731)    (2,372)

Basic and diluted loss per share       (0.52)     (0.57)      (0.35)     (0.01)      (0.33)     (0.17)     (0.72)     (0.12)

Balance Sheet Data:

Cash and cash equivalents           $     18   $  3,221    $  3,221   $      2    $      2   $      2   $      1   $     30
Total assets                         433,620    394,766     394,766    119,112     131,636    117,784    124,437    139,176
Total long-term liabilities          428,743    381,903     381,903     23,586     179,288     23,840    139,980    122,096
Total liabilities                    503,450    441,762     441,762    189,725     210,430    191,866    195,006    195,122
Working capital (deficit)             23,180     31,230      31,230   (141,586)      2,896   (143,430)   (32,172)   (44,615)
Stockholders' deficit                (69,830)   (46,996)    (46,996)   (70,613)    (78,794)   (74,082)   (70,569)   (55,946)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We operate a group of regional networks comprised of 141 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

      The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements from the date of acquisition, November 15, 2006. The consolidated financial statements also include the accounts of Radnet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional partnership, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., Diagnostic Imaging Services, Inc. (DIS), and Radiologix, Inc., all wholly owned subsidiaries of RadNet Management.

      Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 16% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 77 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At eight former Radiologix centers in California and at all of the former Radiologix centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee (see "BRMG" for a discussion of our management agreement with BRMG).

      Through our wholly-owned subsidiary, Radiologix, we contract with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our non-California diagnostic imaging centers and eight California centers. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.

      In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived outside of our diagnostic imaging centers. Through Radiologix we own the diagnostic imaging assets and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. Our Radiologix subsidiary has no financial controlling interest in the contracted radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      We had a working capital balance of $23.2 million, $31.2 million, and $2.9 million at December 31, 2007, December 31, 2006, and October 31, 2006, respectively. We had net losses of $18.1 million, $11.0 million, $155,000, $6.9 million, and $3.6 million for the year ended December 31, 2007, the two months ended December 31, 2006 and 2005, and the years ended October 31, 2006 and 2005, respectively. We also had a stockholders' deficit of $69.8 million, $47.0 million, and $78.8 million at December 31, 2007, 2006, and October 31, 2006, respectively.

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

      Our business strategy with regard to operations focuses on the following:

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

SOURCES AND USES OF CASH

      Cash provided by operating activities was $29.2 million, $440,000 and $10.3 million for the year ended December 31, 2007, the two months ended December 31, 2006 and the year ended October 31, 2006, respectively. The primary reason for the increase in 2007 was due to consolidation of Radiologix.

      Cash used by investing activities for the year ended December 31, 2007 was $45.9 million compared to cash used of $13.5 million for the year ended October 31, 2006. For the year ended December 31, 2007, we purchased property and equipment for approximately $27.2 million, acquired the assets and businesses of additional imaging facilities (see facility acquisitions and divestiture below) for approximately $18.5 million, and increased our ownership interests in joint ventures that we initially acquired with Radiologix. We also generated cash of approximately $3.9 million from the sale of imaging centers and a joint venture interest (see facility acquisitions and divestitures below).

      Cash provided by financing activities for the year ended December 31, 2007 was $13.5 million and was primarily related to additional financing with GE Commercial Healthcare Financial Services, net of payments on notes and leases payable, and line of credit balances, as well as proceeds from the exercise of options and warrants of approximately $958,000. Cash provided by financing activities for the year ended October 31, 2006 was $3.2 million.

CONTRACTUAL COMMITMENTS

      Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

                                  2008         2009         2010         2011         2012      THEREAFTER      TOTAL
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Notes payable                  $    3,536   $    3,455   $    2,617   $    2,558   $  238,421   $  139,235   $  389,822
Capital leases*                    11,608       10,437        7,579        5,427        1,274            -       36,325
Operating leases (1)               33,555       28,987       24,681       19,459       16,163       66,386      189,231
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total                          $   48,699   $   42,879   $   34,877   $   27,444   $  255,858   $  205,621   $  615,378
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========

(*) Includes interest.
(1) Includes all existing options to extend lease terms

      We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debts, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue.

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

      During the preparation of our financial statements for the year ended December 31, 2007, we determined that we were under accrued for our obligations under our claims-made medical malpractice insurance policy. We determined that this accrual should have been on our balance sheet beginning in 2003, and through December 31, 2006 the balance should have been $1.5 million. Also, we concluded that we had overstated our restatement adjustment to our financial statements for the year ended October 31, 2005 as disclosed in our Form 10-K for the year ended October 31, 2006 related to the correction to the useful life of our leasehold improvements.

      In accordance with the transition provisions of SAB No. 108, we recorded a $4.5 million cumulative effect adjustment to retained earnings with an offsetting amount of $5.1 million to long-term deferred rent and accrual liabilities, and an increase to fixed assets of $0.6 million as of January 1, 2007.

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

      The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are both most important to the portrayal of a company's financial condition and results of operations and require management's most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 4 to our consolidated financial statements, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management's judgments and estimates are described below.

REVENUE RECOGNITION

      Our consolidated net revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue. Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on our evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Capitation revenue is recognized as revenue during the period in which we were obligated to provide services to plan enrollees under contracts with various health plans. Under these contracts, we receive a per-enrollee amount each month covering all contracted services needed by the plan enrollees.

      We re-evaluated December 31, 2006 recorded receivable balances and concluded that current revised estimates are less than the prior year recorded amounts. As a result, we have recorded adjustments in 2007 to appropriately reflect current estimates of December 31, 2006 recorded receivables which decreased 2007 net revenue by $8.5 million. Information acquired during this evaluation will be utilized in our ongoing estimation of the net realizable value of accounts receivable.

ACCOUNTS RECEIVABLE

      Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience.

DEPRECIATION AND AMORTIZATION OF LONG-LIVED ASSETS

      We expense our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets useful lives or the lease term of the facility for which these assets are associated.

DEFERRED TAX ASSETS

      We evaluate the realizability of the net deferred tax assets and assess the valuation allowance periodically. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required. Even though we expect to utilize our net operating loss carry forwards in the future, the last three fiscal year losses and available evidence cause the valuation of our net deferred tax assets to be uncertain in the near term. As of December 31, 2007, we have provided a full allowance on our net deferred tax assets.

VALUATION OF GOODWILL AND LONG-LIVED ASSETS

      Goodwill at December 31, 2007 totaled $84.4 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Using the services of an external valuation expert, we performed our annual impairment test of goodwill as of October 1, 2007. Based on our analysis , we recorded no impairment loss related to goodwill as of the year ended December 31, 2007. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

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

DERIVATIVE FINANCIAL INSTRUMENTS

      The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Our use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. We do not hold or issue derivative financial instruments for speculative purposes.

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

MEDICAL MALPRACTICE INSURANCE

      We and our affiliated physicians are insured by Fairway Physicians Insurance Company. Fairway provides claims-made malpractice insurance coverage that covers only asserted malpractice claims within policy limits. With the assistance of actuarial advisors, we maintain an accrual for our exposure to incurred but not reported claims. At December 31, 2007, this accrual was $1.7 million. The accrual is based on an estimate of the ultimate amount of claims we expect to pay which have not been reported at December 31, 2007.

SIGNIFICANT EVENTS

RADIOLOGIX

      On November 15, 2006, we completed our acquisition of Radiologix, Inc. as a stock purchase. Under the terms of the merger agreement, Radiologix shareholders received aggregate consideration of 11,310,950 shares of our common stock and $42,950,000 in cash.

                                                        (IN THOUSANDS)
                                                        --------------
        Value of stock given by RadNet to Radiologix*   $       39,400
        Cash                                                    42,950
        Transaction fees and expenses**                         15,208
                                                        --------------
        Total purchase price                            $       97,558
                                                        ==============

(*) Calculated as 11,310,950 shares multiplied by $3.48 (average closing price of $3.48 from June 28, 2006 to July 13, 2006).

(**) Includes $8,274,000 in assumed liabilities of Radiologix, including $3,210,000 in merger and acquisition fees and $5,064,000 in Radiologix bond prepayment penalties.

      Under the purchase method of accounting, the total purchase price as shown above is allocated to Radiologix's net tangible and intangible assets based on their fair values as of the date of acquisition. The following table summarizes the final purchase price allocation at the date of acquisition.

                                                        (IN THOUSANDS)
                                                        --------------
        Current assets                                  $      114,764
        Property and equipment, net                             78,644
        Identifiable intangible assets                          61,000
        Goodwill                                                47,762
        Investments in joint ventures                            9,482
        Other assets                                               974
        Current liabilities                                    (25,191)
        Accrued restructuring charges                             (314)
        Contracts                                               (8,994)
        Assumption of debt                                    (177,358)
        Long-term liabilities                                   (2,002)
        Minority interests in consolidated subsidiaries         (1,209)
                                                        --------------
        Total purchase price                            $       97,558
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

Identifiable intangible assets consist of:

                                                   ESTIMATED
                                   ESTIMATED     AMORTIZATION       ANNUAL
       (IN THOUSANDS)              FAIR VALUE       PERIOD       AMORTIZATION
-----------------------------      ----------    ------------    ------------
Management service agreements      $   57,880      25 years      $      2,315
Covenants not to compete                3,120    1 to 2 years           1,810

      Estimated useful lives for the intangible assets were based on the average contract terms, which are greater than the amortization period that will be used for management contracts. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

      GOODWILL: $47,762,000 has been allocated to goodwill. This is an increase of approximately $9.3 million from our previous estimate. The increase in goodwill relates to an $8.0 million decrease to property and equipment, a $100,000 increase to current assets, a 277,000 increase to deferred taxes and a $1.1 million increase to accrued liabilities. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill will not be amortized but instead will be tested for impairment at least annually. We performed this test on October 1, 2007. As a result of this test, management determined that the value of goodwill is not impaired. Because this goodwill was established through a stock purchase, no amount is deductible for tax purposes.

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

                                      YEAR ENDED           TWO MONTHS ENDED
                                      OCTOBER 31,            DECEMBER 31,
                                         2006           2005              2006
                                     ------------   ------------   ------------
      Net revenue                    $418,650,000   $ 66,719,000   $ 65,458,000
      Pro-forma net loss               (4,963,000)    (1,333,000)   (12,088,000)

      Pro-forma net loss per share   $      (0.24)  $      (0.06)  $      (0.39)

FACILITY ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

      In March 2007, we acquired the assets and business of Rockville Open MRI, located in Rockville, Maryland, for $540,000 in cash and the assumption of a capital lease of $1.1 million. The center provides MRI services. The center is 3,500 square feet with a monthly rental of approximately $8,400 per month. Approximately $365,000 of goodwill was recorded with respect to this transaction.

      In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.6 million in cash plus the assumption of approximately $2.4 million of debt. Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. After combining the Borg centers with RadNet's existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester. The leased facilities associated with these centers includes a total monthly rental of approximately $71,000 per month. Approximately $9.2 million of goodwill was recorded with respect to this transaction. Also, $1.4 million was recorded for the fair value of covenant not to compete contracts.

      In September 2007, we acquired the assets and business of Walnut Creek Open MRI located in Walnut Creek, CA for $225,000. The center provides MRI services. The leased facility associated with this center includes a monthly rental of approximately $6,800 per month. Approximately $50,000 of goodwill was recorded with respect to this transaction.

      In September 2007, we acquired the assets and business of three facilities comprising Valley Imaging Center, Inc. located in Victorville, CA for $3.3 million in cash plus the assumption of approximately $866,000 of debt. The acquired centers offer a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. The physician who provided the interpretive radiology services to these three locations joined BRMG. The leased facilities associated with these centers includes a total monthly rental of approximately $18,000. Approximately $2.8 million of goodwill was recorded with respect to this transaction. Also, $150,000 was recorded for the fair value of a covenant not to compete contract.

      On October 9, 2007, we acquired the assets and business of Liberty Pacific Imaging located in Encino, California for $2.8 million in cash. The center operates a successful MRI practice utilizing a 3T MRI unit, the strongest magnet strength commercially available at this time. The center was founded in 2003. The acquisition allows us to consolidate a portion of our Encino/Tarzana MRI volume onto the existing Liberty Pacific scanner. This consolidation allows us to move our existing 3T MRI unit in that market to our Squadron facility in Rockland County, New York. Approximately $1.1 million of goodwill was recorded with respect to this transaction. Also, $200,000 was recorded for the fair value of a covenant not to compete contract.

      Our allocation of the purchase price with respect to our 2007 acquisitions to the fair value of the assets acquired and liabilities assumed is preliminary and subject to change upon completion of our allocation analysis.

DIVESTITURES

      In June 2007 we divested a non-core center in Duluth, Minnesota to a local multi-center operator for $1.3 million.

      In October 2007 we divested a non-core center in Golden, Colorado for $325,000.

      In December 2007, we sold 24% of a 73% investment in one of our consolidated joint ventures resulting in a revised ownership of 49%. As a result of this transaction, we no longer consolidate this joint venture. Accordingly, our consolidated balance sheet at December 31, 2007 includes this 49% interest as a component of our total investment in non-consolidated joint ventures where it is accounted for under the equity method. The amounts eliminated from our consolidated balance sheet as a result of the deconsolidation were not material. Since the deconsolidation occurred at the end of 2007, no significant amounts were eliminated from our statement of operations.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                          RADNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEARS END        TWO MONTHS ENDED    FISCAL YEARS ENDED
                                                DECEMBER 31,        DECEMBER 31,          OCTOBER 31,
                                            ------------------   ------------------   ------------------
                                              2007      2006       2006      2005       2006      2005
                                            --------  --------   --------  --------   --------  --------
                                                    (unaudited)          (unaudited)
NET REVENUE                                   100.0%    100.0%     100.0%    100.0%     100.0%    100.0%

OPERATING EXPENSES
   Operating expenses                          77.7%     76.3%      80.2%     75.0%      74.7%     74.9%
   Depreciation and amortization               10.6%     10.1%      10.3%     10.8%      10.2%     12.0%
   Provision for bad debts                      6.5%      5.6%       6.8%      3.2%       4.7%      3.4%
   Loss (gain) on sale of equipment             0.0%      0.2%      -0.1%      0.0%       0.2%      0.5%
   Severance costs                              0.2%      0.1%       0.4%      0.0%       0.0%      0.0%
      Total operating expenses                 95.0%     92.3%      97.6%     89.1%      89.9%     90.8%


INCOME FROM OPERATIONS                          5.0%      7.7%       2.4%     10.9%      10.1%      9.2%

OTHER EXPENSES (INCOME)
   Interest expense                            10.4%     11.9%       9.8%     11.6%      12.6%     12.0%
   Gain from sale of joint venture interest    -0.4%      0.0%       0.0%      0.0%       0.0%      0.0%
   Loss (gain) on debt extinguishment, net      0.0%      4.8%      12.6%      0.0%       1.3%     -0.4%
   Other (income) expense                       0.0%      0.4%      -0.1%     -0.1%       0.5%      0.0%
      Total other expense                      10.0%     17.2%      22.3%     11.5%      14.4%     11.7%

LOSS BEFORE INCOME TAXES, MINORITY
   INTERESTS AND EARNINGS FROM
   MINORITY INVESTMENTS                        -5.0%     -9.5%     -19.9%     -0.6%      -4.3%     -2.5%
   Provision for income taxes                  -0.1%     -9.5%       0.0%      0.0%       0.0%      0.0%
   Minority interest in (income)
     loss of subsidiaries                      -0.1%      0.0%      -0.1%      0.0%       0.0%      0.0%
   Equity in earnings from joint ventures       1.0%      0.0%       0.9%      0.0%       0.1%      0.0%
                                            --------  --------   --------  --------   --------  --------

NET LOSS                                       -4.2%    -19.0%     -19.1%     -0.6%      -4.3%     -2.5%
                                            ========  ========   ========  ========   ========  ========

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)

      During the year ended December 31, 2006, we completed our acquisition of Radiologix. The results of Radiologix and its wholly owned subsidiaries have been included in our consolidated financial statements from the date of acquisition, November 15, 2006.

NET REVENUE

      Net revenue from continuing operations for the year ended December 31, 2007 was $425.5 million compared to $192.9 million for the year ended December 31, 2006, an increase of $232.6 million, or 120.6 %. Net revenue from the acquisition of Radiologix, effective November 15, 2006, was $264.3 million and $30.5 million for the years ended December 31, 2007 and 2006, respectively. Net revenue excluding Radiologix increased $7.3 million for the year ended December 31, 2007 when compared to the year ended December 31, 2006. This increase is mainly due to an increase in procedure volumes from existing centers as well as from the addition of new centers and is net of the effects of reimbursement reductions experienced as a result of the government's reduction of certain Medicare payments (DRA), which became effective in January 2007.

      During 2007, we re-evaluated the net realizable value of our December 31, 2006 receivable balances and concluded that current revised estimates are less than the prior year recorded amounts. As a result, we have recorded adjustments in 2007 to appropriately reflect current estimates of the net realizable value of our December 31, 2006 receivables which decreased 2007 net revenue by $8.5 million.

OPERATING EXPENSES

      Operating expenses from continuing operations for the year ended December 31, 2007 increased approximately $227.3 million, or 127.1%, to $404.3 million for the year ended December 31, 2007 compared to $177.0 million for the year ended December 31, 2006. The following table sets forth our operating expenses for the years ended December 31, 2007 and 2006 (dollars in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                     2007          2006
                                                  ----------    ----------
                                                                (UNAUDITED)
      Salaries and professional reading fees,
        excluding stock compensation              $  178,573    $   88,514
      Stock compensation                               3,313           510
      Building and equipment rental                   41,299        13,536
      General administrative expenses                107,245        44,666
      NASDAQ one-time listing fee                        120             -
                                                  ----------    ----------
      Operating expenses                             330,550       147,226

      Depreciation and amortization                   45,281        19,542
      Provision for bad debts                         27,467        10,707
      Loss on sale of equipment, net                      72           335
      Severance costs                                    934           205
                                                  ----------    ----------
      Total operating expenses                    $  404,304    $  178,015
                                                  ==========    ==========

      o SALARIES AND PROFESSIONAL READING FEES (EXCLUDING STOCK COMPENSATION AND SEVERANCE)

            Salaries and professional reading fees increased $90.1 million, or 101.7%, to $178.6 million for the year ended December 31, 2007 compared to $88.5 million for the year ended December 31, 2006. Salaries and professional reading fees from Radiologix were $90.2 million and $11.2 million for the years ended December 31, 2007 and 2006, respectively. Salaries excluding Radiologix increased $11.1 million for the year ended December 31, 2007 when compared to the same period last year. This increase includes a $600,000 accrual for a cash bonus tied to the vesting of certain warrants. The remaining increase of $10.5 million is in line with DRA effected increases in net revenue and increases in our procedure volumes.

      o     STOCK BASED COMPENSATION

            Stock compensation increased $2.8 million to $3.3 million for the year ended December 31, 2007 compared to $510,000 for the year ended December 31, 2006. This increase is primarily due to additional options and warrants granted during 2007 and $1.7 million of additional stock based compensation expense recorded during 2007 as a result of the vesting of certain warrants to our senior executives.

            Messrs. Linden, Hames and Stolper who hold the positions of Executive Vice President and General Counsel, Executive Vice President and Chief Operating Officer, Western Operations and Executive Vice President and Chief Financial Officer, respectively, were issued certain warrants in prior periods which fully vest upon the sooner of their respective multi-year vesting schedules or at such time as the 30 day average closing stock price of our shares in the public market in which it trades equals or exceeds $6.00. For the 30 day trading period ended March 7, 2007, the average closing price exceeded $6.00 per share. Accordingly, these warrants fully vested resulting in the expensing of the remaining unamortized fair value of these warrants of $1.7 million.

      o     SEVERANCE

            During the year ended December 31, 2007, we recorded severance costs of $934,000 associated with the integration of Radiologix.

      o     BUILDING AND EQUIPMENT RENTAL

            Building and equipment rental expenses increased $28.0 million, or 206.4%, to $41.5 million for the year ended December 31, 2007 compared to $13.5 million for the year ended December 31, 2006. Building and equipment rental expense from Radiologix was $29.8 million and $4.0 million for the years ended December 31, 2007 and 2006, respectively. Building and equipment rental expenses excluding Radiologix increased $2.0 million for the year ended December 31, 2007 when compared to the same period in the previous year. The increase was due to normal consumer price index escalations built into existing operating leases as well as additional facility rent from new centers including approximately $288,000 from centers acquired during 2007 (see Note 3 to our consolidated financial statements). Also included in this increase is $381,000 resulting from straight-lining the fixed rent escalators existing in some of our lease contracts.

      o     GENERAL AND ADMINISTRATIVE EXPENSES

            General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature, including medical supplies and billing fees, which increase with volume and repairs, and maintenance under our GE service agreement, which adjust with changes in net revenue. Overall, general and administrative expenses increased $62.4 million, or 139.7%, to $107.1 million for the year ended December 31, 2007 compared to $44.7 million for the year ended December 31, 2006. General and administrative expenses for Radiologix were $61.2 million and $7.4 million for the years ended December 31, 2007 and 2006, respectively. General and administrative expenses excluding Radiologix increased $8.8 million for the year ended December 31, 2007 when compared to the same period last year. The increase is in line with our increase in procedure volumes at both existing centers as well as new centers. Also in this increase are increased expenditures for accounting fees associated with our efforts towards compliance with the Sarbanes-Oxley Act of 2002, as well as a $172,000 increases to accrued medical insurance and a $120,000 increase to accrued legal settlements.

      o     NASDAQ ONE-TIME LISTING FEE

            During the year ended December 31, 2007, we recorded $120,000 for fees associated with listing our common stock with NASDAQ.

      o     DEPRECIATION AND AMORTIZATION

            Depreciation and amortization increased $25.8 million, or 131.7%, to $45.3 million for the year ended December 31, 2007 compared to $19.5 million for the year ended December 31, 2006. Depreciation and amortization expense for Radiologix was $24.8 million and $3.0 million for the years ended December 31, 2007 and 2006, respectively. Depreciation and amortization expense excluding Radiologix increased $3.9 million for the year ended December 31, 2007 when compared to the same period last year primarily due to property and equipment additions, as well as the acceleration of the amortization of leasehold improvements related to our vacated San Francisco, Rancho Bernardo and San Gabriel facilities of approximately $716,000, as well as $743,000 related to adjustments to our in-service dates in our fixed asset system.

      o     PROVISION FOR BAD DEBTS

            Provision for bad debts increased $16.8 million, or 156.5%, to $27.5 million, or 6.3% of net revenue, for the year ended December 31, 2007 compared to $10.7 million, or 5.6% of net revenue, for the year ended December 31, 2006. Provision for bad debts for Radiologix was $21.2 million and $2.7 million, and was 8.0% and 8.8 % of net revenue, for the years ended December 31, 2007 and 2006, respectively. Historically, Radiologix has experienced higher bad debts/expense as compared to our business pre-acquisition due to the higher concentration of business associated with hospital payers in the markets that Radiologix serves and the poor collection percentages that are inherent with hospital business. Provision for bad debts excluding Radiologix was $6.3 million and $8.0 million for the years ended December 31, 2007 and 2006, respectively.

INTEREST EXPENSE

      Interest expense for the year ended December 31, 2007 increased approximately $21.3 million, or 92.5%, to $44.3 million compared to $23.0 million for the year ended December 31, 2006. The increase was primarily due to the increased indebtedness of $214 million incurred upon the acquisition of Radiologix as well as an addition to our first lien Term Loan B of $25 million in August 2007. Also included is the amortization of our deferred finance costs associated with this new financing which was approximately $1.6 million for the year ended December 31, 2007 as well as realized losses on our fair value hedges of $820,000 for the year ended December 31, 2007.

GAIN ON SALE OF JOINT VENTURE INTERESTS

      During the year ended December 31, 2007, we recorded a gain of $1.9 million from the sale of part of our interest in a joint venture acquired from our acquisition of Radiologix (see Acquisitions and Divestitures above).

INCOME TAX EXPENSE

      For the year ended December 31, 2007, we recognized $337,000 in income tax expense related to certain state tax obligations of Radiologix.

MINORITY INTEREST IN INCOME OF SUBSIDIARIES

      For the year ended December 31, 2007, we recognized $600,000 in minority interest in income of our consolidated joint ventures.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

      For the year ended December 31, 2007, we recognized equity in earnings from unconsolidated joint ventures of $4.1 million.

            TWO MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE TWO MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)

      During the two months ended December 31, 2006, we completed our acquisition of Radiologix. The results of Radiologix and its wholly owned subsidiaries have been included in our consolidated financial statements from the date of acquisition, November 15, 2006, which is the primary reason for the increase noted below.

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

OPERATING EXPENSES

      Operating expenses from continuing operations for the two months ended December 31, 2006 increased approximately $33.4 million, or 146.4%, from $22.6 million for the two months ended December 31, 2005 to $56.0 million for the two months ended December 31, 2006. The following table sets forth our operating expenses for the two months ended December 31, 2005 and 2006 (dollars in thousands):

                                                      TWO MONTHS ENDED
                                                        DECEMBER 31,
                                                  ------------------------
                                                     2006          2005
                                                  ----------    ----------
                                                                (UNAUDITED)

      Salaries and professional reading fees      $   25,382    $   11,880
      Building and equipment rental                    6,112         1,388
      General administrative expenses                 14,539         5,881
                                                  ----------    ----------
      Operating expenses                              46,033        19,149

      Depreciation and amortization                    5,907         2,759
      Provision for bad debts                          3,907           826
      Gain on sale of equipment, net                     (38)           --
      Severance costs                                    205            --
                                                  ----------    ----------
      Total operating expenses                    $   56,014    $   22,734
                                                  ==========    ==========

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

      o     PROVISION FOR BAD DEBTS

            Provision for bad debts increased $3.1 million, or 373.0%, in the two months ended December 31, 2006 to $3.9 million compared to $826,000 for the two months ended December 31, 2005. During the two months ended December 31, 2006, the provision for bad debts was $2.7 million and $0.1 million for Radiologix and the five new centers opened during calendar 2006 (net of two closed centers), respectively. Radiologix's provision for bad debts is higher due to the large number of hospital-based receivables they possess. Same store provision for bad debt expense increased $0.3 million for the two months ended December 31, 2006 when compared to the same period last year. The increase was primarily due to increased write-offs due to billing issues related to untimely filing, and incomplete or incorrect demographic information collected at the sites.

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

NET REVENUE

      Net revenue from continuing operations for fiscal 2006 was $161.0 million compared to $145.6 million for fiscal 2005, an increase of approximately $15.4 million, or 10.6%. The largest net revenue increases were at the following facilities:

                                           FISCAL 06
                                           INCREASE            %
                                          ----------      ----------
                Temecula (5 sites)        $3,433,000         45.2%
                Tarzana  (2 sites)        $2,301,000         25.2%
                Palm Springs (6 sites)    $1,557,000         17.1%

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

OPERATING EXPENSES

      Operating expenses from continuing operations for fiscal 2006 increased approximately $12.5 million, or 9.5%, from $132.2 million in fiscal 2005 to $144.7 million in fiscal 2006. The following table sets forth our operating expenses for fiscal 2005 and 2006 (dollars in thousands):

                                                   YEAR ENDED OCTOBER 31,
                                                  ------------------------
                                                     2006          2005
                                                  ----------    ----------
      Salaries and professional reading fees      $   75,522    $   66,674
      Building and equipment rental                    8,811         7,919
      General administrative expenses                 36,009        34,419
                                                  ----------    ----------
      Operating expenses                             120,342       109,012

      Depreciation and amortization                   16,394        17,536
      Provision for bad debts                          7,626         4,929
      Loss on disposal of equipment, net                 373           696
                                                  ----------    ----------
      Total operating expenses                    $  144,735    $  132,173
                                                  ==========    ==========

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

      o     PROVISION FOR BAD DEBTS

            The $2.7 million increase in the provision for bad debts was primarily a result of increased net revenue and the increase in bad debts as a percentage of net revenue from 3.4% to 4.7% in fiscal 2005 and 2006, respectively. The bad debt percentage increased due to maturing accounts receivable, the write-off of receivables due to incomplete demographic information and billing statute issues, and the faster write-off of slower-paying receivables to collection agencies to expedite cash receipts.

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

RELATED PARTY TRANSACTIONS

      We describe certain transactions between us and certain related parties under "Certain Relationships and Related Transactions" which is incorporated by reference herein to the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2008 (the "Proxy Statement").

RECENT ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 in 2008 to have a material impact on our consolidated financial statements.

      In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We do not expect the adoption of SFAS 159 in 2008 to have a material impact on our consolidated financial statements.

      In December 2007, the FASB issued SFAS 141(R), BUSINESS COMBINATIONS and SFAS 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not evaluated the potential impact that SFAS 141(R) will have on our financial statements.

      SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have any material outstanding minority interests at December 31, 2007.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

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

      On February 22, 2008, we secured an incremental $35 million ("Second Incremental Facility") as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the ability to further increase the second lien term loan by up to $25 million and the first line term loan or revolving credit facility by up to an additional $40 million sometime in the future. As part of the transaction, partly due to the drop in LIBOR of over 2.00% since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% for the revolving credit facility and the term loan and 9.0% for the second lien term loan. The additions to RadNet's existing credit facilities are intended to provide capital for near-term opportunities and future expansion.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements are attached hereto and begin on page 54.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheet of RadNet, Inc. and subsidiaries (the "Company" or "RadNet") as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the index at Item 15(a) for the year ended December 31, 2007. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008, expressed an adverse opinion thereon.

                                                /s/ Ernst & Young LLP

Los Angeles, California
March 31, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and affiliates (the "Company") as of December 31, 2006 and October 31, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two moth period ended December 31, 2006 and for each of the two years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and affiliates as of December 31, 2006 and October 31, 2006, and the consolidated results of their operations and their cash flows for the two month period ended December 31, 2006 and for each of the two years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Notes 4 and 11 to the consolidated financial statements, effective November 1, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123R, SHARE-BASED PAYMENT.

                                                /s/ Moss Adams LLP

Los Angeles, California
April 17, 2007

                                           RADNET, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS EXCEPT SHARE DATA)


                                                                     December 31,    December 31,     October 31,
                                                                         2007            2006            2006
                                                                     ------------    ------------    -----------
                                                       ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                      $         18    $      3,221    $          2
      Accounts receivable, net                                             87,285          70,794          30,163
      Due from affiliates                                                      --           1,427              --
      Refundable income taxes                                                 105           6,464              --
      Prepaid and other current assets                                     10,273           7,929           3,873
                                                                     ------------    ------------    ------------
            Total current assets                                           97,681          89,835          34,038
PROPERTY AND EQUIPMENT, NET                                               164,097         158,542          64,566
OTHER ASSETS
      Goodwill                                                             84,395          61,607          23,099
      Other intangible assets                                              58,908          60,484              --
      Deferred financing costs, net                                         9,161           9,422           5,195
      Investment in joint ventures                                         15,036          10,125              --
      Deposits and other                                                    4,342           4,751           4,738
                                                                     ------------    ------------    ------------
            Total other assets                                            171,842         146,389          33,032
                                                                     ------------    ------------    ------------
            Total assets                                             $    433,620    $    394,766    $    131,636
                                                                     ============    ============    ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Cash disbursements in transit                                  $         --    $      5,099    $        612
      Accounts payable and accrued expenses                                59,965          45,911          26,221
      Due to affiliates                                                     1,350              --             737
      Notes payable                                                         3,536           2,969           1,162
      Current portion of deferred rent                                        195              --              --
      Obligations under capital leases                                      9,455           4,626           2,410
                                                                     ------------    ------------    ------------
            Total current liabilities                                      74,501          58,605          31,142
                                                                     ------------    ------------    ------------

LONG-TERM LIABILITIES
      Subordinated debentures payable                                          --              --          16,031
      Line of credit                                                        4,222              22          12,437
      Deferred rent, net of current portion                                 4,394              --              --
      Deferred taxes                                                          277              --              --
      Notes payable, net of current portion                               382,064         360,083         145,987
      Obligations under capital lease, net of current potion               22,527          11,305           3,889
      Other non-current liabilities                                        15,259          10,493             944
                                                                     ------------    ------------    ------------
            Total long-term liabilities                                   428,743         381,903         179,288
                                                                     ------------    ------------    ------------

COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                                            206           1,254              --
STOCKHOLDERS' DEFICIT
      Common stock - $.0001 par value, 200,000,000 shares authorized;
       35,239,558, 34,973,780 and 22,985,252 shares issued;
       35,239,558, 34,061,281 and 22,072,752 shares outstanding
       at December 31, 2007, 2006 and October 31, 2006, respectively            4               3               2
      Paid-in-capital                                                     149,631         146,056         103,203
      Accumulated other comprehensive loss                                 (4,579)            (73)             --
      Accumulated deficit                                                (214,886)       (192,287)       (181,304)
                                                                     ------------    ------------    ------------
                                                                          (69,830)        (46,301)        (78,099)
      Less:  Treasury stock - 912,500 shares at cost                         --              (695)           (695)
                                                                     ------------    ------------    ------------
       Total stockholders' deficit                                        (69,830)        (46,996)        (78,794)
                                                                     ------------    ------------    ------------
      Total liabilities and stockholders' deficit                    $    433,620    $    394,766    $    131,636
                                                                     ============    ============    ============


                    The accompanying notes are an integral part of these financial statements.


                                                 RADNET, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS EXCEPT SHARE DATA)


                                                       YEAR ENDED         TWO MONTHS ENDED              FISCAL YEARS ENDED
                                                      DECEMBER 31,           DECEMBER 31,                  OCTOBER 31,
                                                      ------------   ---------------------------   ---------------------------
                                                          2007           2006           2005           2006           2005
                                                      ------------   ------------   ------------   ------------   ------------
                                                                                     (unaudited)

NET REVENUE                                           $    425,470   $     57,374   $     25,520   $    161,005   $    145,573

OPERATING EXPENSES
   Operating expenses                                      330,550         46,033         19,149        120,342        109,012
   Depreciation and amortization                            45,281          5,907          2,759         16,394         17,536
   Provision for bad debts                                  27,467          3,907            826          7,626          4,929
   Loss (gain) on sale of equipment                             72            (38)            --            373            696
   Severance costs                                             934            205             --             --             --
                                                      ------------   ------------   ------------   ------------   ------------
      Total operating expenses                             404,304         56,014         22,734        144,735        132,173

INCOME FROM OPERATIONS                                      21,166          1,360          2,786         16,270         13,400

OTHER EXPENSES (INCOME)
   Interest expense                                         44,307          5,620          2,970         20,362         17,493
   Gain from sale of joint venture interest                 (1,868)            --             --             --             --
   Loss (gain) on debt extinguishment, net                      --          7,212             --          2,097           (515)
   Other (income) expense                                      (29)           (51)           (29)           788             (8)
                                                      ------------   ------------   ------------   ------------   ------------
      Total other expense                                   42,410         12,781          2,941         23,247         16,970

LOSS BEFORE INCOME TAXES, MINORITY
   INTERESTS AND EARNINGS FROM

   MINORITY INVESTMENTS                                    (21,244)       (11,421)          (155)        (6,977)        (3,570)
   Provision for income taxes                                 (337)           (20)            --             --             --
   Minority interest in (income) loss subsidiaries            (600)           (45)            --             --             --
   Equity in earnings of joint ventures                      4,050            503             --             83             --
                                                      ------------   ------------   ------------   ------------   ------------
NET LOSS                                              $    (18,131)  $    (10,983)  $       (155)  $     (6,894)  $     (3,570)
                                                      ============   ============   ============   ============   ============

BASIC AND DILUTED NET LOSS PER SHARE                  $      (0.52)  $      (0.35)  $      (0.01)  $      (0.33)  $      (0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic and diluted                                    34,592,716      30,972,282    20,703,406     21,013,957     20,603,955


                          The accompanying notes are an integral part of these financial statements.


                                                    RADNET, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                  (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                           Accumulated
                                                                         Treasury stock,                      Other
                                     Common Stock                            at cost                         Compre-      Total
                               ----------------------     Paid-in     ----------------------  Accumulated    hensive   Stockholders'
                                  Shares      Amount      Capital       Shares      Amount      Deficit       Loss       Deficit
                               ------------  --------   ------------  ----------  ----------  ------------ ----------- -------------
BALANCE - OCTOBER 31, 2005      21,615,906   $      2   $    101,021   (912,500)  $    (695)  $  (174,410)  $      --  $    (74,082)

   Issuance of warrant           1,290,062         --          1,451         --          --            --          --         1,451
   Issuance of common
     stock upon exercise
     of options/warrants            56,084         --            156         --          --            --          --           156
   Conversion of bonds              23,200         --            116         --          --            --          --           116
   Share-based
     compensation                       --         --            459         --          --            --          --           459
   Net loss                             --         --             --         --          --        (6,894)         --        (6,894)
                                                                                                                       -------------
    Comprehensive loss                                                                                                       (6,894)
                               ------------  --------   ------------  ----------  ----------  ------------ ----------- -------------
BALANCE - OCTOBER 31, 2006      22,985,252   $      2   $    103,203   (912,500)  $    (695)  $  (181,304)  $      --  $    (78,794)

   Issuance of common
     stock to shareholders
     of Radiologix              11,310,950          1         39,399         --          --            --          --        39,400
   Issuance of common
     stock upon conversion
     of bonds                      674,600         --          3,373         --          --            --          --         3,373
   Issuance of common
     stock upon exercise of
     options/warrants                3,125         --              3         --          --            --          --             3
    Stock split partial
     shares                           (147)        --             --         --          --            --          --            --
   Share-based compensation             --         --             78         --          --            --          --            78
   Unrealized loss on the
     change in fair value
     of cash flow hedging               --         --             --         --          --            --         (73)          (73)
   Net loss                             --         --             --         --          --       (10,983)         --       (10,983)
                                                                                                                       -------------
    Comprehensive loss                                                                                                      (11,056)
                               ------------  --------   ------------  ----------  ----------  ------------ ----------- -------------
BALANCE - DECEMBER 31, 2006     34,973,780   $      3   $    146,056   (912,500)  $    (695)  $  (192,287)  $     (73) $    (46,996)
   Cumulative effect
     adjustment pursuant
     to adoption of SAB
     No. 108                            --         --             --         --          --        (4,468)         --        (4,468)
   Issuance of common
     stock upon exercise
     of options/warrants         1,178,278          1            957         --          --            --          --           958
   Retirement of treasury
     shares                       (912,500)        --           (695)   912,500         695            --          --            --
   Share-based compensation             --         --          3,313         --          --            --          --         3,313
   Change in fair value of
     cash flow hedge                    --         --             --         --          --            --      (4,506)       (4,506)
   Net loss                             --         --             --         --          --       (18,131)         --       (18,131)
                                                                                                                       -------------
     Comprehensive loss                                                                                                     (22,637)
                               ------------  --------   ------------  ----------  ----------  ------------ ----------- -------------
BALANCE - DECEMBER 31, 2007     35,239,558   $      4   $    149,631         --   $      --   $  (214,886)  $  (4,579) $    (69,830)
                               ============  ========   ============  ==========  ==========  ============ =========== =============


                             The accompanying notes are an integral part of these financial statements.


                                                  RADNET, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)


                                                       YEAR ENDED         TWO MONTHS ENDED              FISCAL YEARS ENDED
                                                      DECEMBER 31,           DECEMBER 31,                  OCTOBER 31,
                                                          2007           2006           2005           2006           2005
                                                      ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 (unaudited)

  Net loss                                            $    (18,131)  $    (10,983)  $       (155)  $     (6,894)  $     (3,570)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and amortization                             45,281          5,907          2,759         16,394         17,536
  Provision for bad debts                                   27,467          3,907            826          7,626          4,929
  Minority interest in income of subsidiarie                   600             45             --             --             --
  Distributions to minority interests                       (1,219)          (285)            --             --             --
  Equity in earnings of joint ventures                      (4,050)          (503)            --            (83)            --
  Distributions from joint ventures                          4,570            179             --             --             --
  Deferred rent amortization                                 1,037             --             --             --             --
  Deferred financing cost interest expense                   1,632            233             21            710            204
  Net loss (gain) on disposal of assets                         72            (38)            --            373            696
  Gain from sale of joint venture interest                  (1,868)            --             --             --             --
  Loss (gain) on extinguishment of debt                         --          4,939             --          2,097           (430)
  Accrued interest expense and interest related to swap         --          2,426            189          1,366          1,044
  Refinancing fees and pre-payment penalties                    --          2,273             --             --             --
  Share-based compensation                                   3,313             78             28            459             --
  Amortization of tenant improvements and other
   contracts                                                    --            (46)            --             98             --
  Changes in operating assets and liabilities,
   net of assets acquired and liabilities assumed in
   purchase transactions:
     Accounts receivable                                   (42,923)        (2,705)          (866)       (13,727)        (6,127)
     Other current assets                                    4,396            621             63             --             --
     Other assets                                              588          2,077           (229)        (1,973)        (2,572)
     Accounts payable and accrued expenses                   8,436         (7,685)        (1,739)         3,805           (570)
                                                      ------------   ------------   ------------   ------------   ------------
       Net cash provided by operating activities            29,201            440            897         10,251         11,140
                                                      ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of imaging facilities                           (18,465)            --             --         (4,092)            --
  Purchase of property and equipment                       (27,207)        (2,513)          (453)        (9,452)        (4,063)
  Purchase of Radiologix, net of cash acquired                (370)        12,708             --             --             --
  Proceeds from sale of equipment                              845             19             --             47             65
  Proceeds from sale of joint venture interest               2,260             --             --             --             --
  Purchase of equity interest in joint ventures             (4,413)            --             --             --             --
  Proceeds from the divestiture of imaging centers           1,625             --             --             --             --
  Purchase of covenant not to compete contract                (250)            --             --             --             --
  Payments collected on notes receivable                       111             --             --             --             --
                                                      ------------   ------------   ------------   ------------   ------------
       Net cash provided (used) by investing
         activites                                         (45,864)        10,214           (453)       (13,497)        (3,998)
                                                      ------------   ------------   ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disbursements in transit                             (5,099)         4,488          1,511         (2,813)           889
  Principal payments on notes and leases                   (10,398)          (708)        (3,070)        (6,962)       (14,146)
  Repayment of debt upon extinguishments                        --       (348,411)            --       (141,242)            --
  Proceeds from borrowings upon refinancing                     --        360,000             --        146,468             --
  Proceeds from borrowings on notes payable &
   revolving credit facility                                33,137             --          1,115         11,425          4,746
  Proceeds from borrowings from line of credit                  --          4,918             --            737          1,370
  Deferred financing costs                                  (1,351)        (9,655)            --         (5,864)            --
  Payments on notes to related party                            --           (737)            --             --             --
  Payments on line of credit                                (3,787)       (17,333)            --             --             --
  Proceeds from issuance of common stock                       958              3             --          1,497             --
                                                      ------------   ------------   ------------   ------------   ------------
       Net cash provided (used) by financing
         activities                                         13,460         (7,435)          (444)         3,246         (7,141)
                                                      ------------   ------------   ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                             (3,203)         3,219             --             --              1
CASH, BEGINNING OF PERIOD                                    3,221              2              2              2              1
                                                      ------------   ------------   ------------   ------------   ------------
CASH, END OF PERIOD                                   $         18   $      3,221   $          2   $          2   $          2
                                                      ============   ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest            $     41,382   $      3,229   $      2,894   $     18,392   $     16,073
  Cash paid during the period for income taxes        $        186   $         --   $         --   $         --   $         --


                           The accompanying notes are an integral part of these financial statements.


                          RADNET, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      We entered into capital leases for financed equipment through notes payable for approximately $19.6 million, $6.0 million, $0 (unaudited), $4.0 million, and $4.8 million for the year ended December 31, 2007, the two months ended December 31, 2006 and 2005, and the years ended October 31, 2006 and 2005, respectively.

      Detail of non-cash investing and financing activity related to acquisitions can be found in Notes 2 and 3.

                           RADNET, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

      RadNet, Inc. or RadNet (formerly Primedex Health Systems, Inc.) (the Company) was incorporated on October 21, 1985. We operate a group of regional networks comprised of 141 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

      The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements from November 15, 2006, the date of acquisition. The consolidated financial statements also include the accounts of Radnet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional partnership, all collectively referred to as "us" or "we". The consolidated financial statements also include RadNet Sub, Inc., RadNet Management I, Inc., RadNet Management II, Inc., SoCal MR Site Management, Inc., and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

      Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 16% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 52 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At eleven former Radiologix centers in California and at all of the former Radiologix centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

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

      Radiologix enters into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, it provides management services and receives a fee based on the practice group's professional revenue, including revenue derived outside of its diagnostic imaging centers. Radiologix owns the diagnostic imaging assets and, therefore, receives 100% of the technical reimbursements associated with imaging procedures. Radiologix enters into managed care contracts normally for a term of one year. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting our management service fees. Our management service fees are included in net revenue in the consolidated statement of operations and totaled $31.2 million and $1.8 million for the year ended December 31, 2007 and the two months ended December 31, 2006. Radiologix has no financial controlling interest in the contracted radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      We had a working capital balance of $23.2 million, $31.2 million, and $2.9 million at December 31, 2007, 2006, and October 31, 2006, respectively. We had net losses of $18.1 million, $11.0 million, $155,000, $6.9 million, and $3.6 million for the year ended December 31, 2007, the two months ended December 31, 2006 and 2005, and the years ended October 31, 2006 and 2005, respectively. We also had a stockholders' deficit of $69.8 million, $47.0 million, and $78.8 million at December 31, 2007, 2006, and October 31, 2006, respectively.

      We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require a significant amount of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties.

      Our business strategy with regard to operations focuses on the following:

            o     Maximizing performance at our existing facilities;
            o     Focusing on profitable contracting;
            o     Expanding MRI, CT and PET applications;
            o     Optimizing operating efficiencies; and
            o     Expanding our networks

      Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Taking these factors into account, including our historical experience although no assurance can be given, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in the next twelve months.

      REVERSE STOCK SPLIT

      All share and per share amounts included herein have been retroactively adjusted for the one-for two reverse common stock split effected November 28, 2006.

NOTE 2 - BUSINESS ACQUISITION

      On November 15, 2006, we completed our acquisition of Radiologix, Inc. as a stock purchase. Under the terms of the merger agreement, Radiologix shareholders received aggregate consideration of 11,310,950 shares of our common stock and $42,950,000 in cash.

                                                         (IN THOUSANDS)
                                                         --------------
      Value of stock given by RadNet to Radiologix*      $       39,400
      Cash                                                       42,950
      Transaction fees and expenses**                            15,208
                                                         --------------
      Total purchase price                               $       97,558
                                                         ==============

(*) Calculated as 11,310,950 shares multiplied by $3.48 (average closing price of $3.48 from June 28, 2006 to July 13, 2006).

(**) Includes $8,274,000 in assumed liabilities of Radiologix, including $3,210,000 in merger and acquisition fees and $5,064,000 in Radiologix bond prepayment penalties.

      Under the purchase method of accounting, the total purchase price as shown above is allocated to Radiologix's net tangible and intangible assets based on their fair values as of the date of acquisition. The following table summarizes the final purchase price allocation at the date of acquisition.

                                                         (IN THOUSANDS)
                                                         --------------
      Current assets                                     $      114,764
      Property and equipment, net                                78,644
      Identifiable intangible assets                             61,000
      Goodwill                                                   47,762
      Investments in joint ventures                               9,482
      Other assets                                                  974
      Current liabilities                                       (25,191)
      Accrued restructuring charges                                (314)
      Contracts                                                  (8,994)
      Assumption of debt                                       (177,358)
      Long-term liabilities                                      (2,002)
      Minority interests in consolidated subsidiaries            (1,209)
                                                         --------------
      Total purchase price                               $       97,558
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

      GOODWILL: $47,762,000 has been allocated to goodwill. This is an increase of approximately $9.3 million from our previous estimate. The increase in goodwill relates to an $8.0 million decrease to property and equipment, a $100,000 increase to current assets, a 277,000 increase to deferred taxes and a $1.1 million increase to accrued liabilities. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill will not be amortized but instead will be tested for impairment at least annually. We performed this test on October 1, 2007. As a result of this test, management determined that the value of goodwill is not impaired. Because this goodwill was established through a stock purchase, no amount is deductible for tax purposes.

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

                                      YEAR ENDED          TWO MONTHS ENDED
                                      OCTOBER 31,           DECEMBER 31,
                                         2006           2005           2006
                                     ------------   ------------   ------------
      Net revenue                    $418,650,000   $ 66,719,000   $ 65,458,000
      Pro-forma net loss               (4,963,000)    (1,333,000)   (12,088,000)

      Pro-forma net loss per share         $(0.24)        $(0.06)        $(0.39)

NOTE 3 - FACILITY ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

      In March 2007, we acquired the assets and business of Rockville Open MRI, located in Rockville, Maryland, for $540,000 in cash and the assumption of a capital lease of $1.1 million. The center provides MRI services. The center is 3,500 square feet with a monthly rental of approximately $8,400 per month. Approximately $365,000 of goodwill was recorded with respect to this transaction.

      In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.6 million in cash plus the assumption of approximately $2.4 million of debt. Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. After combining the Borg centers with RadNet's existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester. The leased facilities associated with these centers includes a total monthly rental of approximately $71,000 per month. Approximately $9.2 million of goodwill was recorded with respect to this transaction. Also, $1.4 million was recorded for the fair value of covenant not to compete contracts.

      In September 2007, we acquired the assets and business of Walnut Creek Open MRI located in Walnut Creek, CA for $225,000. The center provides MRI services. The leased facility associated with this center includes a monthly rental of approximately $6,800 per month. Approximately $50,000 of goodwill was recorded with respect to this transaction.

      In September 2007, we acquired the assets and business of three facilities comprising Valley Imaging Center, Inc. located in Victorville, CA for $3.3 million in cash plus the assumption of approximately $866,000 of debt. The acquired centers offer a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. The physician who provided the interpretive radiology services to these three locations joined BRMG. The leased facilities associated with these centers includes a total monthly rental of approximately $18,000. Approximately $2.8 million of goodwill was recorded with respect to this transaction. Also, $150,000 was recorded for the fair value of a covenant not to compete contract.

      On October 9, 2007, we acquired the assets and business of Liberty Pacific Imaging located in Encino, California for $2.8 million in cash. The center operates a successful MRI practice utilizing a 3T MRI unit, the strongest magnet strength commercially available at this time. The center was founded in 2003. The acquisition allows us to consolidate a portion of our Encino/Tarzana MRI volume onto the existing Liberty Pacific scanner. This consolidation allows us to move our existing 3T MRI unit in that market to our Squadron facility in Rockland County, New York. Approximately $1.1 million of goodwill was recorded with respect to this transaction. Also, $200,000 was recorded for the fair value of a covenant not to compete contract.

DIVESTITURES

      In June 2007 we divested a non-core center in Duluth, Minnesota to a local multi-center operator for $1.3 million.

      In October 2007 we divested a non-core center in Golden, Colorado for $325,000.

      In December 2007, we sold 24% of a 73% investment in one of our consolidated joint ventures for approximately $2.3 million resulting in a revised ownership of 49%. As a result of this transaction, we no longer consolidate this joint venture. Accordingly, our consolidated balance sheet at December 31, 2007 includes this 49% interest as a component of our total investment in non-consolidated joint ventures where it is accounted for under the equity method. The amounts eliminated from our consolidated balance sheet as a result of the deconsolidation were not material. Since the deconsolidation occurred at the end of 2007, no significant amounts were eliminated from our statement of operations.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      USE OF ESTIMATES - The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters, including our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements; our disclosure of contingent assets and liabilities at the dates of the financial statements; and our reported amounts of revenues and expenses in our consolidated statements of operations during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management's control. As a result, actual amounts could materially differ from these estimates.

      REVENUE RECOGNITION - Our consolidated net revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue. Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on our evaluation of expected collections resulting from their analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Capitation revenue is recognized as revenue during the period in which we were obligated to provide services to plan enrollees under contracts with various health plans. Under these contracts, we receive a per-enrollee amount each month covering all contracted services needed by the plan enrollees.

      During 2007, we re-evaluated the net realizable value of our December 31, 2006 recorded receivable balances and concluded that current revised estimates are less than the prior year recorded amounts. As a result, we have recorded adjustments in 2007 to appropriately reflect current estimates of the net realizable value of our December 31, 2006 receivables which decreased 2007 net revenue by $8.5 million.

      CONCENTRATION OF CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC. Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for bad debts based upon any specific payor collection issues that we have identified and our historical experience. As of December 31, 2007, December 31, 2006 and October 31, 2006, our allowance for bad debts was $11.6 million, $8.5 million, and $1.5 million, respectively.

      CASH AND CASH EQUIVALENTS - We consider all highly liquid investments purchased that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

      DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the respective loan.

      PROPERTY AND EQUIPMENT - Property and equipment are state at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over their estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of lease term or their estimated useful lives, whichever is lower, which range from 3 to 30 years. Only a few leasehold improvements are deemed to have a life greater than 15 to 20 years. Maintenance and repairs are charged to expenses as incurred.

      GOODWILL - Goodwill at December 31, 2007 totaled $84.4 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We tested goodwill on October 1, 2007. Based on our review, we noted no impairment related to goodwill as of October 1, 2007. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

      LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell.

      INCOME TAXES - Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. Income taxes are further explained in
Note 10.

      UNINSURED RISKS - The Company maintains a high deductible insurance program for workers' compensation. The liability is based on the Company's estimate of losses for claims incurred but unpaid. Funding is made directly to the providers and/or claimants through a third party administrator. To guarantee performance under the workers' compensation program, the Company maintains a cash collateral account with the administrator. The cash collateral account is restricted as security for potential claims. The Company has recorded restricted cash of approximately $1.3 million, $1.3 million and $1.3 million as of December 31, 2007, December 31, 2006 and October 31, 2006, respectively. These amounts are included in the other current assets balance sheet line item. At December 31, 2007, December 31, 2006 and October 31, 2006, the Company has recorded a reserve of approximately $3.0 million, $1.7 million and $482,000, respectively, for potential losses on existing claims as such amounts are believed to be probable and reasonably estimable.

      We and our affiliated physicians are insured by Fairway Physicians Insurance Company. Fairway provides claims-made medical malpractice insurance coverage that covers only asserted medical malpractice claims within policy limits. We have accrued a value of $1.7 million as of December 31, 2007 for our exposure to incurred but not reported claims. We currently hold a $300,000 asset for the cost basis of our investment in the common stock we hold in Fairway Physicians Insurance Company, the risk retention group that holds our medical malpractice policy.

      LOSS CONTRACTS - We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs. If the anticipated future revenue exceeds the costs, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted revenue exceeds forecasted costs. As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual will be accreted into operations over the remaining term of the acquired management service agreements. As of December 31, 2007 and 2006, the remaining accrual balance is $8.5 million, and $8.9 million, respectively.

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

      In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Deficit. The remaining gain or loss, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive income are reclassified into income in the same period in which the hedged forecasted transaction affects earnings.

      COMPREHENSIVE INCOME - SFAS No. 130 REPORTING COMPREHENSIVE INCOME establishes rules for reporting and displaying comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the change in fair value of the Company's cash flow hedging activities to be included in comprehensive income. The components of comprehensive loss are included in the Consolidated Statement of Stockholders Deficit.

      RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform with the current period presentation. These changes have no effect on income.

      EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

                                            YEAR ENDED           TWO MONTHS ENDED                   YEARS ENDED
                                           DECEMBER 31,             DECEMBER 31,                    OCTOBER 31,
                                           ------------    ----------------------------    ----------------------------
                                               2007            2006            2005            2006            2005
                                               ----            ----            ----            ----            ----
                                                                            (unaudited)
Net loss                                   $    (18,131)   $    (10,983)   $       (155)   $     (6,894)   $     (3,570)

BASIC EARNINGS (LOSS) PER SHARE
Weighted average number of common
shares outstanding during the year           34,592,716      30,972,282      20,703,406      21,013,957      20,603,955
                                           ------------    ------------    ------------    ------------    ------------
Basic earnings (loss) per share:
Basic loss per share                       $      (0.52)   $      (0.35)   $      (0.01)   $      (0.33)   $      (0.17)
                                           ------------    ------------    ------------    ------------    ------------
DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of common
shares outstanding during the year           34,592,716      30,972,282      20,703,406      21,013,957      20,603,955
                                           ------------    ------------    ------------    ------------    ------------
Add additional shares issuable upon
exercise of stock options and warrants               --              --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------
Weighted average number of common shares
used in calculating diluted earnings
per share                                    34,592,716    30,972,282 hare   20,703,406      21,013,957      20,603,955
                                           ------------    ------------    ------------    ------------    ------------
Diluted earnings (loss) per share:
Diluted loss per share                     $      (0.52)   $      (0.35)   $      (0.01)   $      (0.33)   $      (0.17)
                                           ------------    ------------    ------------    ------------    ------------

      For the fiscal year ended December 31, 2007, the two months ended December 31, 2006 and 2005, and the fiscal years ended October 31, 2006 and 2005, we excluded all options, warrants and convertible debentures in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

INVESTMENT IN JOINT VENTURES - We have nine unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. Investment in joint ventures increased $4.9 million to $15.0 million at December 31, 2007 compared to $10.1 million at December 31, 2006. This increase is primarily related to our purchase of an additional $4.4 million of share holdings in joint ventures that were existing as of December 31, 2006 as well as the addition of $789,000 from the de-consolidation of another joint venture that we are now accounting for under the equity method (see note 3).

      Total assets at December 31, 2007 include notes receivable from certain unconsolidated joint ventures aggregating $254,000. Interest income related to these notes receivable was approximately $55,000 for the year ended December 31, 2007. We also received management service fees of $5.0 million and $456,000 for the year ended December 31, 2007 and the two months ended December 31, 2006, respectively, from the centers underlying these joint ventures.

      The following table is a summary of key financial data for these joint ventures as of and for the year ended December 31, 2007 (in thousands):

Balance Sheet Data:
Current assets                                      $       21,076
Noncurrent assets                                           13,691
Current liabilities                                         (3,360)
Noncurrent liabilities                                      (5,300)
                                                   ----------------
  Total net assets                                  $       26,107
                                                   ================

    Book value of Radnet joint venture interests    $       11,856
    Cost in excess of book value of acquired
       joint venture interests                               3,180
                                                   ----------------
      Total value of Radnet joint venture
         interests                                  $       15,036
                                                   ================

      Total book value of other joint venture
         partner interests                          $       14,251
                                                   ================

    Net revenue                                     $       59,501
    Net income                                      $       11,758

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

      The Company reviewed its investment in unconsolidated joint ventures obtained through the acquisition of Radiologix and contracted radiology practice arrangements as of December 31, 2007 and under the provisions of FIN 46 and has determined that none of its arrangements or investments meet the definition of a variable interest entity.

NOTE 5 - RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

      Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. We elected to record the effects of applying SAB No. 108 using the cumulative effect transition method. The misstatements that have been corrected are described below.

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

      During the preparation of our financial statements for the year ended December 31, 2007, we determined that we were under accrued for our obligations under our claims-made medical malpractice insurance policy. We determined that this accrual should have been on our balance sheet beginning in 2003, and through December 31, 2006 the balance should have been $1.5 million. Also, we concluded that we had overstated our restatement adjustment to our financial statements for the year ended October 31, 2005 as disclosed in our Form 10-K for the year ended October 31, 2006 related to the correction to the useful life of our leasehold improvements.

      In accordance with the transition provisions of SAB No. 108, we recorded a $4.5 million cumulative effect adjustment to retained earnings with an offsetting $5.1 million to long-term deferred rent and accrued liabilities, and an increase to fixed assets of $0.6 million as of January 1, 2007.

      Based on the nature of these adjustments and the totality of the circumstance surrounding these adjustments, we have concluded that these adjustments are immaterial to prior years' consolidated financial statements under our previous method of assessing materiality, and therefore, have elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of these adjustments in opening assets and liabilities as of January 1, 2007, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of January 1, 2007.

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

      We are subject to tax audits in several tax jurisdictions within the U.S. and will remain subject to examination until the statute of limitations expires for each respective tax jurisdiction. Tax audits by their very nature are often complex and can require several years to complete. Information relating to our tax examinations by jurisdiction is as follows:

      o Federal -- we are subject to U.S. federal tax examinations by tax authorities for the tax years ended 2003 to 2007

      o State -- we are subject to state tax examinations by tax authorities for the tax years ended 2002 to 2007

      The adoption of FIN 48 did not have a material impact on our financial statements or disclosures. As of January 1, 2007 and December 31. 2007 we did not recognize any assets or liabilities for unrecognized tax benefits relative to uncertain tax positions. We do not currently anticipate that any significant increase or decrease to the gross unrecognized tax benefits will be recorded during the next 12 months. Any interest or penalties resulting from examinations will continue to be recognized as a component of the income tax provision; however, since there are no unrecognized tax benefits as a result of tax positions taken, there is no accrued interest and penalties.

      Additionally, the future utilization of the Company's net operating loss carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

      In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 in 2008 to have a material impact on our consolidated financial statements.

      In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We do not expect the adoption of SFAS 159 in 2008 to have a material impact on our consolidated financial statements.

      In December 2007, the FASB issued SFAS 141(R), BUSINESS COMBINATIONS and SFAS 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not evaluated the potential impact that SFAS 141(R) will have on our financial statements.

      SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not have any material outstanding minority interests at December 31, 2007.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

NOTE 6 - PROPERTY AND EQUIPMENT

                                                         DECEMBER 31,           OCTOBER 31,
                                                  --------------------------    -----------
                                                     2007           2006           2006
                                                  -----------    -----------    -----------
      Buildings                                   $       602    $       602    $       600
      Medical equipment                               142,423        134,655        107,729
      Office equipment, furniture and fixtures         42,466         42,060         13,371
      Leasehold improvements                           80,518         66,960         33,453
      Equipment under capital lease                    43,162         21,551         11,110
                                                  -----------    -----------    -----------
                                                      309,171        265,828        166,263
      Accumulated depreciation and amortization      (145,074)      (107,286)      (101,697)
                                                  -----------    -----------    -----------
                                                  $   164,097    $   158,542    $    64,566
                                                  ===========    ===========    ===========

      Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

      Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the fiscal year ended December 31, 2007, the two months ended December 31, 2006 and 2005, and the fiscal years ended October 31, 2006 and 2005 was $40.7 million, $5.4 million, $2.7 million, $16.2 million, and $17.3 million, respectively.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill at December 31, 2007 totaled $84.4 million. Goodwill is recorded as a result of business combinations. Activity in goodwill for the year ended October 31, 2006, the two months ended December 31, 2006, and the year ended December 31, 2007 is provided below (in thousands):

         Balance as of October 31, 2006 and 2005                                                        $    23,099
              Goodwill acquired through the acquisition of Radiologix (see Note 2)                           38,508
                                                                                                        -----------
         Balance as of December 31. 2006                                                                     61,607
              Adjustments to our preliminary allocation of the purchase price of Radiologix (see Note 2)      9,253
              Goodwill acquired through the acquisition of Walnut Creek Open MRI (see Note 3)                    50
              Goodwill acquired through the acquisition of Valley Imaging Center, Inc. (see Note 3)           2,818
              Goodwill acquired through the acquisition of Borge Imaging Group (see Note 3)                   9,202
              Goodwill acquired through the acquisition of Rockville Open MRI (see Note 3)                      365
              Goodwill acquired through the acquisition of Liberty Pacific Imaging (see Note 3)               1,100
                                                                                                        -----------
         Balance as of December 31, 2007                                                                $    84,395
                                                                                                        ===========

      Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix and are recorded at cost of $57.9 million less accumulated amortization of $2.6 million at December 31, 2007. Also included in other intangible assets is the value of covenant not to compete contracts associated with our recent facility acquisitions (see note 3) totaling $5.1 million less accumulated amortization of $2.3 million, as well as the value of trade names associated with acquired imaging facilities totaling $1.5 million less accumulated amortization of $637,000. Amortization expense for the year ended December 31, 2007 was $4.5 million. Intangible assets are amortized using the straight-line method. Management service agreements are amortized over 25 years using the straight line method. The weighted average amortization period of identifiable intangible assets is 23 years.

     The following table shows annual amortization expense, by asset class, that will be recorded over the next five years (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                          2008          2009          2010          2011          2012       THEREAFTER
                                       ----------    ----------    ----------    ----------    ----------    ----------
Management service agreements          $    2,315    $    2,315    $    2,315    $    2,315    $    2,315    $   43,701
Covenent not to compete contracts           1,513           357           357           357           185             -
Trade names                                   150           150           150           150           150           113
                                       ----------    ----------    ----------    ----------    ----------    ----------
   Total annual amortization           $    3,978    $    2,822    $    2,822    $    2,822    $    2,650    $   43,814
                                       ==========    ==========    ==========    ==========    ==========    ==========

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

                                            DECEMBER 31,           OCTOBER 31,
                                     --------------------------    -----------
                                        2007           2006           2006
                                     -----------    -----------    -----------
      Accounts payable               $    13,288    $    17,935    $    10,545
      Accrued expenses                    31,950         15,442         10,118
      Accrued payroll and vacation         8,216          3,612          5,025
      Accrued professional fees            6,511          8,008            533
      Other                                   --            914             --
                                     -----------    -----------    -----------
        Total                        $    59,965    $    45,911    $    26,221
                                     ===========    ===========    ===========

NOTE 9 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES

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

      On August 23, 2007, we secured an incremental $35 million ("Incremental Facility") as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Incremental Facility consists of an additional $25 million as part of our first lien Term Loan and $10 million of additional capacity under our existing revolving line of credit. The Incremental Facility will be used to fund certain identified strategic initiatives and for general corporate purposes. The terms of our first lien term loan as explained above will remain unchanged.

      On February 22, 2008, we secured an incremental $35 million ("Second Incremental Facility")of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the ability to further increase the second lien term loan by up to $25 million and the first lien term loan or revolving credit facility by up to an additional $40 million sometime in the future. As part of the transaction, partly due to the drop in LIBOR of over 2.00% since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% for the revolving credit facility and the term loan and to 9.0% from 6% for the second lien term loan. The additions to our existing credit facilities are intended to provide capital for near-term opportunities and future expansion.

      As part of the senior secured credit facility financing, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the closing. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility that closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

      The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded an increase to interest expense of approximately $820,000, a decrease of $210,000 and an increase of $920,000 for the year ended December 31, 2007, two months ended December 31, 2006 and the year ended October 31, 2006, respectively. The corresponding liability of approximately $1.5 million, $710,000, and $920,000 is included in the other non-current liabilities in the consolidated balance sheets at December 31, 2007, October 31, 2006, and December 31, 2006, respectively. Of the derivatives that were designated as cash flow hedging instruments, we recorded $4.6 million to accumulated other comprehensive loss, and an offsetting liability of the same amount for the fair value of these hedging instruments at December 31, 2007.

      Notes payable, long-term debt, line of credit and capital lease obligations consist of the following (in thousands):

                                                    DECEMBER 31,           OCTOBER 31,
                                             --------------------------    -----------
                                                2007           2006            2006
                                             -----------    -----------    -----------
Revolving lines of credit                    $     4,222    $        22    $    12,437
Notes payable at interest rates ranging
from 8.8% to 13.5%, due through 2009,
collateralized by medical equipment              385,600        363,052        147,149

Obligations under capital leases at
interest rates ranging from 9.1% to 13.0%,
due through 2012, collateralized by
medical and office equipment                      31,982         15,931          6,299
                                             -----------    -----------    -----------
                                                 421,804        379,005        165,885

Less: current portion                            (12,991)        (7,595)        (3,572)
                                             -----------    -----------    -----------
                                             $   408,813    $   371,410    $   162,313
                                             ===========    ===========    ===========

      The following is a listing of annual principal maturities of notes payable and long-term obligations ] exclusive of capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

                  2008                               $       3,536
                  2009                                       3,455
                  2010                                       2,617
                  2011                                       2,558
                  2012                                     238,422
                  Thereafter                               139,234
                                                     -------------
                                                     $     389,822
                                                     =============

      We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

                  2008                               $      11,608
                  2009                                      10,437
                  2010                                       7,579
                  2011                                       5,427
                  2012                                       1,274
                                                     -------------
                  Total minimum payments                    36,325
                  Amount representing interest              (4,343)
                                                     -------------
                  Present value of net minimum
                  lease payments                            31,982
                  Less current portion                      (9,455)
                                                     -------------
                  Long-term portion                  $      22,527
                                                     =============

NOTE 10 - INCOME TAXES

      Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards. For the year ended December 31, 2007 and the two months ended December 31, 2006, we recognized $337,000 and $20,000, respectively, of state income tax related to profitable imaging centers from Radiologix. We did not incur any federal or state income taxes during the two months ended December 31, 2005 or the fiscal years ended October 31, 2006 and 2005.

      Following is a reconciliation between the effective tax rate and the statutory tax rates:

                                                YEAR ENDED        TWO MONTHS ENDED             YEAR ENDED
                                               DECEMBER 31,          DECEMBER 31,              OCTOBER 31,
                                               ------------   ------------------------   ------------------------
                                                   2007          2006          2005         2006          2005
                                               ------------   ----------    ----------   ----------    ----------
                                                                           (unaudited)
Federal tax                                      -34.00%       (34.00)%      (34.00)%     (34.00)%      (34.00)%
State franchise tax, net of federal benefit       -4.79%        (5.02)%       (5.80)%      (5.80)%       (5.80)%
Non deductible expenses                            1.14%         0.70%         0.00%        0.70%         0.00%
Provision to return reconciliation and other       1.36%

Changes in valuation allowance                    38.41%        38.32%        39.80%       39.10%        39.80%
                                               ------------   ----------    ----------   ----------    ----------
Income tax expense                                 2.12%         0.00%         0.00%        0.00%         0.00%
                                               ------------   ----------    ----------   ----------    ----------

      Our deferred tax assets and liabilities were comprised of the following items:

      Deferred Tax Assets & Liabilities:
      ------------------------------------
                                                   DECEMBER 31,          OCTOBER 31,
                                           --------------------------    -----------
      Deferred tax assets:                     2007           2006           2006
                                           -----------    -----------    -----------
      Net operating losses                 $    61,108    $    71,389    $    61,537
      MSA liability                              3,348          3,220             --
      Capital leases                                --          1,581             --
      Allowance for doubtful accounts            1,482            674          1,545
      Accrued expenses                              --          1,166            990
      Other                                      1,567             --            160

                                           -----------    -----------    -----------
      Total Deferred Tax Assets            $    67,505    $    78,030    $    64,232
                                           -----------    -----------    -----------

      Deferred tax liabilities:
      Fixed and intangible assets              (19,492)       (23,780)       (11,090)
      Other                                       (288)           (82)            --

                                           -----------    -----------    -----------
      Total Deferred Tax Liabilities       $   (19,780)   $   (23,862)   $   (11,090)
                                           -----------    -----------    -----------

      Net deferred tax Asset (Liability)        47,725         54,168         53,142

      Valuation Allowance                      (48,002)       (54,168)       (53,142)

                                           -----------    -----------    -----------
                                           $      (277)   $        --    $        --
                                           ===========    ===========    ===========

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $163,641,000 and $110,823,000, respectively, which expire at various intervals from the years 2007 to 2026. As of December 31, 2007, $24,597,000 of our federal net operating loss carryforwards acquired in connection with the 1998 acquisition of Diagnostic Imaging Services, Inc. and the 2006 acquisition of Radiologix Inc. were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. As of December 31, 2006, future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Included in the net operating loss is $3.4 million of excess tax benefits related to the exercise of nonqualified stock options which will be recorded in equity when realized.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

                            TOTAL NET OPERATING      AMOUNT SUBJECT
          YEAR ENDED         LOSS CARRYFORWARDS    TO 382 LIMITATION
       ----------------     -------------------    -----------------
       2008                  $            2,513     $          2,513
       2009                              18,562                5,337
       2010                              13,283                1,737
       2011                               1,501                1,501
       2012                                  --                    -
       Thereafter                       127,782               13,509
                            -------------------    -----------------
                             $          163,641     $         24,597
                            ===================    =================

NOTE 11 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

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

      As of December 31, 2007, 225,250, or approximately 48.4%, of all the outstanding stock options are fully vested. During the year ended December 31, 2007, we granted options to acquire 260,000 shares of common stock.

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

      As of December 31, 2007, 3,396,667, or approximately 72.3%, of all the outstanding warrants are fully vested. During the year ended December 31, 2007, we granted warrants to acquire 1,450,000 shares of common stock.

      In anticipation of the adoption of SFAS No. 123(R), we did not modify the terms of any previously granted awards.

      Mssrs. Linden, Hames and Stolper who hold the positions of Executive Vice President and General Counsel, Executive Vice President and Chief Operating Officer, Western Operations and Executive Vice President and Chief Financial Officer, respectively, were issued certain warrants in prior periods which fully vest upon the sooner of their respective multi-year vesting schedules or at such time as the 30 day average closing stock price of our shares in the public market in which it trades equals or exceeds $6.00. For the 30 day trading period ended March 7, 2007, the average closing price exceeded $6.00 per share. Accordingly, these warrants fully vested resulting in the expensing of the remaining unamortized fair value of these warrants of $1.7 million in the first quarter of 2007. In 2007, we also recorded $600,000 in bonus expense for the $0.40 cash bonus Mr. Hames will receive for each vested share exercised (see
Note 12).

      The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

      The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):

                                  FOR THE YEAR ENDED            FOR THE TWO MONTHS ENDED       FOR THE YEAR ENDED
                                  DECEMBER 31, 2007                DECEMBER 31, 2006            OCTOBER 31, 2006
                                IMPACT OF EQUITY-BASED          IMPACT OF EQUITY-BASED        IMPACT OF EQUITY-BASED
                                     COMPENSATION                    COMPENSATION                  COMPENSATION

                              AS REPORTED   COMPENSATION      AS REPORTED   COMPENSATION    AS REPORTED   COMPENSATION
                              -----------   ------------      -----------   ------------    -----------   ------------
Income from operations        $    21,166   $     (3,313)     $     1,360   $        (78)   $    16,270   $       (459)
Loss before income tax        $   (17,794)  $     (3,313)     $   (10,963)  $        (78)   $    (6,894)  $       (459)
Net loss                      $   (18,131)  $     (3,313)     $   (10,983)  $        (78)   $    (6,894)  $       (459)
Net basic and diluted
earning per sha re            $     (0.52)  $      (0.10)     $     (0.35)  $      (0.00)   $     (0.33)  $      (0.02)

      Prior to November 1, 2005, we accounted for equity-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25 and related Interpretations.

      The following summarizes all of our option and warrant transactions from November 1, 2006 to December 31, 2007:

                                                                       WEIGHTED AVERAGE
                                                  WEIGHTED AVERAGE        REMAINING          AGGREGATE
                                                   EXERCISE PRICE      CONTRACTUAL LIFE      INTRINSIC
OUTSTANDING OPTIONS                   SHARES      PER COMMON SHARE        (IN YEARS)           VALUE
---------------------------------  -----------  --------------------  -------------------  --------------
Balance, October 31, 2006              353,750     $          1.02
Granted                                     --                  --
Exercised                               (3,125)               0.92
Canceled or expired                         --                  --
                                   -----------
Balance, December 31, 2006             350,625                1.01
Granted                                260,000                9.03
Exercised                             (138,125)               0.85
Canceled or expired                     (7,250)               3.26
                                   -----------
Balance, December 31, 2007             465,250     $          5.50                 6.59     $ 2,161,558
                                   ===========
Exercisable at December 31, 2007       225,250     $          1.73                 1.60     $ 1,897,308
                                   ===========


                                                                       WEIGHTED AVERAGE
                                                  WEIGHTED AVERAGE        REMAINING          AGGREGATE
                                                   EXERCISE PRICE      CONTRACTUAL LIFE      INTRINSIC
OUTSTANDING OPTIONS                   SHARES      PER COMMON SHARE        (IN YEARS)           VALUE
---------------------------------  -----------  --------------------  -------------------  --------------
Balance, October 31, 2006            4,628,167     $          1.20
Granted                                     --                  --
Exercised                                   --                  --
Canceled or expired                    (37,500)               1.90
                                   -----------
Balance, December 31, 2006           4,590,667                1.20
Granted                              1,450,000                5.32
Exercised                           (1,040,153)               0.92
Canceled or expired                   (303,847)               2.31
                                   -----------
Balance, December 31, 2007           4,696,667     $          2.45                 4.01     $ 31,835,336
                                   ===========
Exercisable at December 31, 2007     3,396,667     $          1.49                 2.77     $ 28,793,936
                                   ===========

      The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on December 31, 2007. Total intrinsic value of options and warrants exercised during the year ended December 31, 2007 was approximately $11.1 million. As of December 31, 2007, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $5.5 million, which is expected to be recognized over a weighted average period of approximately 3.5 years.

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

      The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation (in thousands except per share date):

                                                              ----------------
                                                                    2005
                                                              ----------------
      Net loss as reported                                      $      (3,570)

      Deduct: Total stock-based employee compensation
           expense determined under fair value-based method              (341)
                                                              ----------------

      Pro forma net loss                                        $      (3,911)
                                                              ----------------

      Loss per share:

           Basic - as reported                                  $       (0.17)
                                                              ----------------
           Basic - pro forma                                    $       (0.19)
                                                              ----------------
           Diluted - as reported                                $       (0.17)
                                                              ----------------
           Diluted - pro forma                                  $       (0.19)
                                                              ----------------

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

                              RISK-FREE              EXPECTED               EXPECTED        EXPECTED
                            INTEREST RATE              LIFE                VOLATILITY       DIVIDENDS
                            -------------              ----                ----------       ---------
December 31, 2007                      4.54%         4.19 years                   94.38%           --
December 31, 2006         No options were granted during the two months                            --
October 31, 2006              4.75% to 5.07%          3.5 years        96.21% to 101.31%           --
October 31. 2005                       3.00%            5 years                   99.22%           --

      We have determined the 2007 expected term assumption under the "Simplified Method" as defined in SAB 107. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

      The weighted average fair value of options granted during the year ended December 31, 2007 was $3.43. No options were issued during the two months ended December 31, 2006. The weighted average fair value of options granted during the year ended October 31, 2006 was $1.30.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASES - We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2029. Certain leases contain renewal options from two to ten years and escalation based either on the consumer price index or fixed rent escalators. The schedule below includes lease renewals that are reasonably assured. Minimum annual payments under noncancellable operating leases for future years ending December 31 are as follows (in thousands):

                          FACILITIES       EQUIPMENT           TOTAL
                        --------------   --------------   --------------
          2008           $     23,227     $     10,328     $     33,555
          2009                 21,269            7,719           28,988
          2010                 20,218            4,463           24,681
          2011                 18,005            1,454           19,459
          2012                 16,163                -           16,163
          Thereafter           66,386                -           66,386
                        --------------   --------------   --------------
                         $    165,268     $     23,964     $    189,232
                        ==============   ==============   ==============

      Total rent expense, including equipment rentals, for the year ended December 31, 2007, the two months ended December 31, 2006 and 2005, and the years ended October 31, 2006 and 2005, was $34.3 million, $6.1 million, $1.4 million, $8.8 million, and $7.9 million, respectively.

      Salaries and consulting agreements - We have a variety of arrangements for the payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements, including a percentage of revenue collected from 15.0% to 21.0%, fixed amounts per periods and combinations thereof.

      In consideration of the continued employment by Norman Hames, our Executive Vice President and Chief Operating Officer - Western Operations and a director in March 2006 we issued to Mr. Hames a seven year warrant to purchase 1,500,000 shares at an exercise price of $1.12 per share, the price of our common stock on the date of the transaction in the public market in which it trades, vesting over the seven year period. We have agreed to provide to Mr. Hames a bonus of $0.40 per share for each share exercised. This warrant fully vested in March 2007. Accordingly, we have accrued $600,000 as of December 31, 2007 for the vested $0.40 per share bonus.

      We also have employment agreements with officers, key employees and through BRMG physicians, at annual compensation rates ranging from $50,000 to $600,000 per year and for periods extending up to five years through September 2011. Total commitments under the agreements are approximately $26,019,000 for calendar 2007. The majority of the contracts are for one year.

EQUIPMENT SERVICE CONTRACT

      On March 1, 2000, we entered into an equipment maintenance service contract through October 2005, extended through October 2009, with GE Medical Systems to provide maintenance and repair on the majority of our medical equipment for a fee based upon a percentage of net revenues, subject to certain minimum aggregate net revenue requirements. Net revenue is reduced by the provision for bad debts, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue.

LITIGATION

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

      We have answered the complaint. The matter is still in its discovery stage, tentatively intended to terminate in May 2008. Upon its termination we intend to seek a summary judgment pursuant to the decision in a recently released U.S. Supreme Court case. We intend to vigorously contest the allegations.

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the fiscal years ended December 31, 2007 and October 31, 2006. This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for earnings per share).

                                                2007 QUARTER ENDED                           2006 QUARTER ENDED
                                     -----------------------------------------   -----------------------------------------
                                      Mar 31    June 30    Sept 30     Dec 31     Jan 31     Apr 30     Jul 31     Oct 31
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                       (as        (as        (as        (1)
                                     restated)  restated)  restated)
Statement of Operations Data:
Net revenue                          $105,815   $107,027   $110,209   $102,419   $ 38,538   $ 39,588   $ 40,336   $ 42,543

Total operating expenses              101,406     96,875    101,546    104,477     34,638     34,820     36,400     38,877

Total other expense                    10,837      9,728     11,575     10,270      4,410      7,469      5,392      5,976

Equity in earnings of joint ventures      995        982      1,103        970          -          -        (61)       (22)

Minority interests in income of
  subsidiaries                           (115)      (170)      (198)      (117)         -          -          -          -

Income tax expense                         16         13         86        222          -          -          -          -

Net income (loss)                      (5,564)     1,223     (2,093)   (11,697)      (510)    (2,701)    (1,517)    (2,332)

Basic earnings (loss) per share:        (0.16)      0.04      (0.06)     (0.33)     (0.02)     (0.13)     (0.07)     (0.11)

Diluted earnings (loss) are:            (0.16)      0.03      (0.06)     (0.33)     (0.02)     (0.13)     (0.07)     (0.11)

(1) During the quarter ended December 31, 2007, the Company revised its estimate of the net realizable value of its accounts receivable and recorded a charge of $8.5 million.

      Results for the quarters ended March 31, 2007, June 30, 2007, and September 30, 2007 have been restated to properly reflect adjustments identified during the preparation of our financial statements for the year ended December 31, 2007 (see Note 5). These adjustments were primarily related to an increase in our accrued liabilities for medical malpractice insurance exposure ($43,000, $43,000 and $43,000 for the quarters ended March 31, June 30, and September 30, 2007, respectively) and employee bonus ($600,000 for the quarter ended March 31,
2007), as well as adjustments to depreciation expense for corrections to in-service dates in our fixed asset system ($260,000, $139,000 and $174,000 for the quarters ended March 31, June 30, and September 30, 2007, respectively). These adjustments resulted in an increase to total operating expense, total other expenses, and net loss and net loss per shares as follows (in thousands except for earnings per share):

                                 MARCH 31, 2007          JUNE 30, 2007       SEPTEMBER 30, 2007
                              --------------------   --------------------   --------------------
                                 AS      PREVIOSLY      AS      PREVIOSLY      AS      PREVIOSLY
                              ADJUSTED   REPORTED    ADJUSTED   REPORTED    ADJUSTED   REPORTED
                              --------   --------    --------   --------    --------   --------
Total operating expenses      $101,406   $100,141    $ 96,875   $ 96,693    $101,546   $101,329
Total other expenses            10,837     10,916       9,728      9,807      11,575     11,654
Net income (loss)               (5,564)    (4,378)      1,223      1,326      (2,093)    (1,955)
Basic income (loss) per          (0.16)     (0.13)       0.04       0.04       (0.06)     (0.06)
Diluted (loss) per share         (0.16)     (0.13)       0.03       0.04       (0.06)     (0.06)

NOTE 15 - SUBSEQUENT EVENTS

      On, February 1, 2008, we acquired the Rolling Oaks Radiology imaging centers in Thousand Oaks, California, an affluent suburb of Los Angeles in Southern Ventura County. The practice consists of two centers, one of which is a dedicated women's center. The centers are multimodality and include a combination of MRI, CT, PET/CT, mammography, ultrasound and x-ray. The acquired facilities will add approximately $9.0 million of revenue on an annualized basis. The purchase price consisted of approximately $5.9 million in cash and the assumption of approximately $5.9 million of debt.

      On February 22, 2008, we secured an incremental $35 million ("Second Incremental Facility") as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the ability to further increase the second lien term loan by up to $25 million and the first lien term loan or revolving credit facility by up to an additional $40 million sometime in the future. As part of the transaction, partly due to the drop in LIBOR of over 2.00% since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% from 2%for the revolving credit facility and the term loan and to 9.0% from 6% for the second lien term loan. The additions to RadNet's existing credit facilities are intended to provide capital for near-term opportunities and future expansion.

      On February 26, 2008, we signed a definitive agreement to purchase the assets of six Los Angeles imaging centers from InSight Health Corp. for $8.5 million. The cash purchase price will be funded by a portion of the Second Incremental Facility provided by GE Healthcare Financial Services. The operations of the to-be-acquired centers produce approximately $10 million in annual revenue. The centers that we will acquire include InSight's centers in Simi Valley, Thousand Oaks, Westlake, Encino, Van Nuys and Valencia. The facilities operate a combination of imaging modalities, including MRI, CT, X-ray, Ultrasound and Mammography. The transaction is expected to close in March or April 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Inapplicable.

ITEM 9A. CONTROLS AND PROCEDURES

      Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule l3a-15(e) and 15d-15(e) promulgated under the Securities Exchange0 Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007, the end of the period covered by this annual report on Form 10-K, due to the existence of the material weaknesses described below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the INTERNAL CONTROL- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2007 due to the existence of material weaknesses discussed below.

      A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

      The following material weaknesses were identified in our internal control over financial reporting as of December 31, 2007:

VALUATION OF ACCOUNTS RECEIVABLE

      We have determined that our methodology for determining the net realizable value of accounts receivable was inadequate and we recorded a post closing adjustment of $8.5 million to reduce accounts receivable to the revised estimated net realizable value at December 31, 2007. Our analysis overvalued accounts sent to collection and did not factor in a reduction of the expected collection percentages as the accounts age. The run-out of 2006 accounts receivable, which was our primary tool with which we analyzed the collectability of accounts receivable, indicated an overvaluation of our 2006 accounts receivable. The results of the run-out analysis was not considered in our initial analysis of the net realizable value of accounts receivable.

FINANCIAL STATEMENT CLOSE PROCESS

      We have determined that our financial statement close process is flawed. There is not a sufficient review of the financial statements or underlying reconciliations and account analyses prior to the closing of our books as is evidenced by the number of errors noted and material post closing adjustments recorded. For example, in addition to the material adjustment in accounts receivable noted above, other adjustments recorded include (1) a failure to record a non-cash accrual for a $600,000 bonus due to the our COO upon his future exercising of his warrants; the recording of this accrual should have been recorded upon vesting of his stock options in Q1 2007; (2) a missed recording of the settlement of a litigation matter for $120,000 and (3) the misstatement of the amortization of deferred financing cost by approximately $300,000 because we used an inaccurate amortization period.

FIXED ASSET RECORDING

      We have concluded that we do not have an adequate process to determine the appropriate date that an asset is placed in service. Our method has been to record assets as placed in service based on the date an invoice is paid. This has resulted in both the overstatement and understatement of depreciation, and the understatement of fixed assets and accounts payable at applicable balance sheet dates. As a result, we recorded an adjustment to increase depreciation expense by approximately $1.2 million for the year ended December 31, 2007. Prior to recording an adjustment, fixed assets and accounts payable were understated by $4.3 million as of December 31, 2007.

LIABILITY FOR MEDICAL MALPRACTICE EXPOSURE

      We have determined that we do not have appropriate control activities in place to account for our exposure to incurred but not reported malpractice claims (IBNR or the tail liability). We have a claims made medical malpractice insurance policy. We record a reserve for our portion of reported claims based on the policy deductible. However, based on the guidance in the American Institute of Certified Public Accountants' (AICPA's) Healthcare Audit Guide, Chapter 8, we should have been recording a reserve to account for our exposure to IBNR. Prior to recording an adjustment, the understatement of the medical malpractice liability as of December 31, 2007 was approximately $1.7 million, and the expense for medical malpractice insurance was understated by approximately $170,000 for the year ended December 31, 2007.

ENTITY LEVEL CONTROLS

      We have determined that we do not have adequate entity level controls in place as is evidenced by the number of material weaknesses noted above. We believe that the lack of adequate entity level controls is manifested in the lack of accounting personnel who are familiar with U.S. generally accepted accounting principles (GAAP), and the fact that the overall review process did not detect any of the accounting errors noted above, none of which involve complex accounting rules or involve an estimation process, except for the determination of the net realizable value of accounts receivable.

      The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report thereon which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      Except as noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                      MANAGEMENT'S REMEDIATION INITIATIVES

VALUATION OF ACCOUNTS RECEIVABLE

      We have formed a Revenue Committee, which includes the participation of the Chief Executive Officer, Chief Financial Officer, Director of Reimbursement Operations and other financial personnel. The Committee will meet every month to review the collection statistics applied to monthly and year-to-date gross charges as well as review the collectability of accounts receivable balances as of the end of each month. The Committee will review and analyze collection run-out statistics and compare the cash collections to historical data and trends. We believe that collection patterns and anomalies will be identified more quickly and appropriate adjustments will be made in a more timely manner to establish the accurate net realizable value of accounts receivable balances. Furthermore, we have assigned additional personnel and other resources to review, monitor and analyze billing and collection performance.

FINANCIAL STATEMENT CLOSE PROCESS

      Our planned remediation includes:

      i) Implementing processes and procedures to perform the necessary analysis, critical review, approval, and reconciliation of journal entries and account balances;

      ii) Hiring additional accounting personnel with strong GAAP accounting knowledge;

      iii) Establishing a more comprehensive financial statement close-list, with pre-assigned roles and responsibilities for the completion of each item on the list;

      iv) Establishing procedures for period end cut-offs, including, but not limited to, identifying and recognizing all incurred liabilities and the recording of assets;

      v) Increasing supervisory review of the consolidation process in anticipation of implementing an automated consolidation process;

      vi) Developing a more formalized process for the identification of subsequent events and complex or unusual transactions; and

      vii) Establishing monthly communications between finance and accounting personnel and representatives from the purchasing, legal and operations level managers to identify and quantify potential unrecorded liabilities and fixed assets.

FIXED ASSET RECORDING

      We will assign additional resources to track, record and depreciate fixed assets. We will schedule monthly meetings with the purchasing department and monthly calls with the regional controllers to identify assets when they are delivered to sites and record their correct in-service dates. We will focus on recording assets and depreciating them in the month when they placed in-service. Additionally, we will record expenses related to progress payments to vendors in the period in which services are rendered so as to keep accurate balances of Construction-in-Progress accounts.

LIABILITY FOR MEDICAL MALPRACTICE EXPOSURE

      We will engage a third-party actuary to determine the IBNR as of the end of each reporting period. Accordingly, we will use the results of each actuarial study to adjust our IBNR reserve as of the end of each period.

ENTITY LEVEL CONTROLS

      We will seek to add resources with GAAP accounting knowledge at the entity level. Additionally, we will assign senior level oversight and review to entity prepared trial balances and financial statements to insure that accounting errors are detected and corrected prior to the corporate-level consolidation process.

      The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Form 10-K.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders of
RadNet, Inc.


We have audited RadNet Inc. and subsidiaries ("RadNet's") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RadNet's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Report of Management on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and are included in management's assessment. Management has identified the following material weaknesses related to: (1) the estimation process used to determine the net realizable value of accounts receivable; (2) the Company's financial statement close process; (3) controls over the capitalization and depreciation of property and equipment; (4) the estimation of liabilities related to medical malpractice insurance and (5) entity level controls, as more fully described in management's assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 31, 2008 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, RadNet has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.


                                        /s/ Ernst & Young LLP

Los Angeles, California
March 31, 2008

ITEM 9B. OTHER INFORMATION.

      None

                                    PART III

As used in this Part III, "RadNet" and the "Company" means RadNet, Inc.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information required by this item regarding the Company's directors and executive officers is incorporated herein by reference to the sections entitled "Proposal 1 - Election Of Directors" and "Executive Compensation -
Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance - Board Committees and Related Matters" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2008 (the "Proxy Statement"). Information regarding the Company's executive officers is set forth in Part 1 of this Report under the caption "Executive Officers."

      The Company adopted a code of financial ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a "code of ethics" as defined by applicable rules of the SEC. This code is publicly available on the Company's web site at www.radnet.com. If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company's chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its web site or in a report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" and "Compensation Committee" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

      The information required by this item is incorporated by reference to the sections entitled "Beneficial Ownership of Common Stock" and "Executive Compensation - Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

      The information required by this item is incorporated by reference to the section entitled "Executive Compensation - Certain Relationships and Related Transactions" and "Corporate Governance - Affirmative Determinations Regarding Director Independence and Other Matters" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the sections entitled "Independent Registered Public Accounting Firm Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                     PAGE NO.
                                                                        --------

(a) Financial Statements - The following financial statements are filed herewith:

Reports of Independent Registered Public Accounting Firms               52 to 53

Consolidated Balance Sheets                                             54

Consolidated Statements of Operations                                   55

Consolidated Statements of Stockholders' Deficit                        56

Consolidated Statements of Cash Flows                                   57

Notes to Consolidated Financial Statements                              58 to 79

(b) Financial Statements Schedules

Schedules - The Following financial statement schedules are filed herewith:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

RADNET, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE AT   CHARGES                    BALANCE
                                                     BEGINNING    AGAINST     DEDUCTIONS     AT END
                                                      OF YEAR      INCOME    FROM RESERVE    OF YEAR
                                                     ---------   ---------   ------------   ---------
Year Ended December 31, 2007
  Accounts Receivable-Allowance for Bad Debts        $   8,486   $  27,467   $     24,382   $  11,571

Two Months Ended December 31, 2006
  Accounts Receivable-Allowance for Bad Debts        $   1,490   $   3,907   $     (3,087)  $   8,486

Year Ended October 31, 2006
  Accounts Receivable-Allowance for Bad Debts        $     980   $   7,626   $      7,116   $   1,490

Year Ended October 31, 2005
  Accounts Receivable-Allowance for Bad Debts        $     741   $   4,929   $      4,690   $     980

(c) Exhibits - The following exhibits are filed herewith or incorporated by reference herein:

                                                                                               INCORPORATED BY
EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT                               REFERENCE TO
-----------                                 ----------------------                               ------------
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

3.2.1            First Amendment to By-laws

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

10.38            Amendment of Existing Credit Agreement with General Electric Capital                 (T)
                 Corporation dated November 2007.

10.39            Amendment of Existing Credit Agreement with General Electric Capital                 (V)
                 Corporation dated February 2008.

14               Code of Financial Ethics                                                             (H)

21               List of Subsidiaries                                                                 (V)

23.1             Consent of Registered Independent Public Accounting Firm                             (V)


                                                                                               INCORPORATED BY
EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT                               REFERENCE TO
-----------                                 ----------------------                               ------------

31.1             CEO Certification pursuant to Section 302                                            (V)

31.2             CFO Certification pursuant to Section 302                                            (V)

32.1             CEO Certification pursuant to Section 906                                            (V)

32.2             CFO Certification pursuant to Section 906                                            (V)

--------------
* Management contract with compensatory arrangement.

(A) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-1 File No. 33-51870.

(AA) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-3 File 33-73150.

(B) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form T-3 File No. 022-28703.

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

(O) Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-4 (File No. 333-136800).

(P) Incorporated by reference to exhibit filed with Form 8-K for November 15, 2006.

(Q) Incorporated by reference to exhibit filed with Form 8-K for November 27, 2006.

(R) Incorporated by reference to exhibit filed with Form 10-K for October 31, 2006.

(S) Incorporated by reference to exhibit filed with Form 10-K/T for December 31, 2006.

(T) Incorporated by reference to exhibit filed with Form 8-K for August 24, 2007.

(U) Incorporated by reference to exhibit filed with Form 8-K for November 30, 2007.

(V)      Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RADNET, INC.

Date:  March 31, 2008                      /s/ HOWARD G. BERGER, M.D.
                                           -------------------------------------
                                           HOWARD G. BERGER, M.D., PRESIDENT,
                                           CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By /s/ HOWARD G. BERGER, M.D.
-------------------------------------
HOWARD G. BERGER, M.D., DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date: March 31, 2008


By /s/    MARVIN S. CADWELL
-------------------------------------
MARVIN S. CADWELL, DIRECTOR

Date: March 31, 2008


By /s/ JOHN V. CRUES, III, M.D.
-------------------------------------
JOHN V. CRUES, III, M.D., DIRECTOR

Date: March 31, 2008


By /s/ NORMAN R. HAMES
-------------------------------------
NORMAN R. HAMES, DIRECTOR

Date: March 31, 2008


By /s/ DAVID L. SWARTZ
-------------------------------------
DAVID L. SWARTZ, DIRECTOR

Date: March 31, 2008


By /s/ LAWRENCE L. LEVITT
-------------------------------------
LAWRENCE L. LEVITT, DIRECTOR

Date: March 31, 2008


By /s/ MICHAEL L. SHERMAN, M.D.
-------------------------------------
MICHAEL L. SHERMAN, M.D., DIRECTOR

Date: March 31, 2008


By /s/ MARK D. STOLPER
-------------------------------------
MARK D. STOLPER, CHIEF FINANCIAL OFFICER (Principal Accounting Officer)

Date: March 31, 2008