Form 10-K/A
period 2007-12-31
RadNet, Inc.
filed 2008-04-02
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/A

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

     Large Accelerated Filer  [ ]
     Accelerated Filer  [X]
     Non-Accelerated Filer [ ] (Do not check if a smaller reporting company) Smaller Reporting Company [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are herein incorporated by reference into the Part of the Form 10-K indicated.

    Document                                              Where Incorporated
    --------                                              ------------------
    Proxy Statement for the 2008 Annual
    Meeting of Shareholders                               Part III

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-K for the year ended December 31, 2007, is filed to include Exhibit 10.39. This exhibit was inadvertently not included in the original filing of the Annual Report on Form 10-K. This Amendment No. 1 does not amend any other information and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date the Form 10-K was originally filed.

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

10.37            Retention Agreement with Stephen Forthuber dated November 15, 2006.                  (S)

10.38            Amendment of Existing Credit Agreement with General Electric Capital                 (T)
                 Corporation dated November 2007.

10.39            Amendment of Existing Credit Agreement with General Electric Capital                 (V)
                 Corporation dated February 2008.


                                                                                                INCORPORATED BY
EXHIBIT NO.                                DESCRIPTION OF EXHIBIT                                REFERENCE TO
-----------                                ----------------------                                ------------
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

-------------
*     Management contract with compensatory arrangement.

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

                                        RADNET, INC.

Date: April 1, 2008                     /s/ Howard G. Berger, M.D.
                                        ------------------------------------
                                        HOWARD G. BERGER, M.D., PRESIDENT,
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By     /s/ HOWARD G. BERGER, M.D.
   ---------------------------------------
   HOWARD G. BERGER, M.D., DIRECTOR, CHIEF
   EXECUTIVE OFFICER AND PRESIDENT

Date:  April 1, 2008

By     /s/ MARVIN S. CADWELL
   ---------------------------------------
   MARVIN S. CADWELL, DIRECTOR

Date:  April 1, 2008

By     /s/ JOHN V. CRUES, III, M.D.
   ---------------------------------------
   JOHN V. CRUES, III, M.D., DIRECTOR

Date:  April 1, 2008

By     /s/ NORMAN R. HAMES
   ---------------------------------------
   NORMAN R. HAMES, DIRECTOR

Date:  April 1, 2008

By     /s/ DAVID L. SWARTZ
   ---------------------------------------
   DAVID L. SWARTZ, DIRECTOR

Date:  April 1, 2008

By     /s/ LAWRENCE L. LEVITT
   ---------------------------------------
   LAWRENCE L. LEVITT, DIRECTOR

Date:  April 1, 2008

By     /s/ MICHAEL L. SHERMAN, M.D.
   ---------------------------------------
   MICHAEL L. SHERMAN, M.D., DIRECTOR

Date:   April 1, 2008

By     /s/ MARK D. STOLPER
   ---------------------------------------
   MARK D. STOLPER, CHIEF FINANCIAL OFFICER
   (Principal Accounting Officer)

Date:  April 1, 2008