Form 10-Q
period 2008-03-31
RadNet, Inc.
filed 2008-05-12
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  [_]          Accelerated Filer  [X]
Non-Accelerated Filer [_]             Smaller Reporting Company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [_] No [X]


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

The number of shares of the registrant's common stock outstanding on May 12, 2008, was 35,667,891 shares (excluding treasury shares).

Table of Contents

                                  RADNET, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets at March 31, 2008 (unaudited) and
          December 31, 2007

        Consolidated Statements of Operations (unaudited) for the Three
          Months ended March 31, 2008 and 2007

        Consolidated Statement of Stockholders' Deficit (unaudited) for the Three Months ended March 31, 2008

        Consolidated Statements of Cash Flows (unaudited) for the Three
          Months Ended March 31, 2008 and 2007

        Notes to Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     ITEM 4. Controls and Procedures

PART II - OTHER INFORMATION

     ITEM 1 Legal Proceedings

     ITEM 1A. Risk Factors

     ITEM 6 Exhibits

SIGNATURES

INDEX TO EXHIBITS

                                    PART 1 - FINANCIAL INFORMATION

                                    RADNET, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS EXCEPT SHARE DATA)

                                                                          March 31,     December 31,
                                                                            2008            2007
                                                                        ------------    ------------
                                                                         (unaudited)
                                                ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                         $         --    $         18
      Restricted cash                                                          8,046              --
      Accounts receivable, net                                                96,963          87,285
      Refundable income taxes                                                    103             105
      Prepaid expenses and other current assets                               11,356          10,273
                                                                        ------------    ------------
              Total current assets                                           116,468          97,681
PROPERTY AND EQUIPMENT, NET                                                  194,599         164,097
OTHER ASSETS
      Goodwill                                                                94,040          84,395
      Other intangible assets                                                 59,064          58,908
      Deferred financing costs, net                                           12,825           9,161
      Investment in joint ventures                                            16,011          15,036
      Deposits and other                                                       4,916           4,342
                                                                        ------------    ------------
              Total other assets                                             186,856         171,842
                                                                        ------------    ------------
              Total assets                                              $    497,923    $    433,620
                                                                        ============    ============
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses                             $     73,684    $     59,965
      Due to affiliates                                                          809           1,350
      Notes payable                                                            4,802           3,536
      Current portion of deferred rent                                           195             195
      Obligations under capital leases                                        11,780           9,455
                                                                        ------------    ------------
              Total current liabilities                                       91,270          74,501
                                                                        ------------    ------------
LONG-TERM LIABILITIES
      Line of credit                                                          12,379           4,222
      Deferred rent, net of current portion                                    4,684           4,394
      Deferred taxes                                                             277             277
      Notes payable, net of current portion                                  420,050         382,064
      Obligations under capital lease, net of current portion                 27,268          22,527
      Other non-current liabilities                                           20,357          15,259
                                                                        ------------    ------------
              Total long-term liabilities                                    485,015         428,743
                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                               220             206
STOCKHOLDERS' DEFICIT
      Common stock - $.0001 par value, 200,000,000 shares authorized;
       35,667,891 and 35,239,558 shares issued and outstanding at
       March 31, 2008 and December 31, 2007, respectively                          4               4
      Paid-in-capital                                                        150,346         149,631
      Accumulated other comprehensive loss                                    (8,571)         (4,579)
      Accumulated deficit                                                   (220,361)       (214,886)
                                                                        ------------    ------------
       Total stockholders' deficit                                           (78,582)        (69,830)
                                                                        ------------    ------------
      Total liabilities and stockholders' deficit                       $    497,923    $    433,620
                                                                        ============    ============


             The accompanying notes are an integral part of these financial statements.



                          RADNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                      2008            2007
                                                  ------------    ------------

NET REVENUE                                       $    114,698    $    105,815

OPERATING EXPENSES
    Operating expenses                                  88,966          82,405
    Depreciation and amortization                       12,469          10,910
    Provision for bad debts                              6,487           7,553
    Loss on sale of equipment                                8              --
    Severance costs                                         31             538
                                                  ------------    ------------
       Total operating expenses                        107,961         101,406


INCOME FROM OPERATIONS                                   6,737           4,409

OTHER EXPENSES (INCOME)
    Interest expense                                    13,588          10,837
    Other income                                           (32)             --
                                                  ------------    ------------
       Total other expense                              13,556          10,837

LOSS BEFORE INCOME TAXES, MINORITY
    INTERESTS AND EARNINGS FROM
    JOINT VENTURES                                      (6,819)         (6,428)
    Provision for income taxes                            (123)            (16)
    Minority interest in income of subsidiaries            (24)           (115)
    Equity in earnings of joint ventures                 1,491             995
                                                  ------------    ------------
NET LOSS                                          $     (5,475)   $     (5,564)
                                                  ============    ============

BASIC AND DILUTED NET LOSS PER SHARE              $      (0.15)   $      (0.16)
                                                  ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and diluted                               35,561,041      34,386,915
                                                  ============    ============


   The accompanying notes are an integral part of these financial statements.



                                              RADNET, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                      THREE MONTHS ENDED MARCH 31, 2008 (unaudited)
                                             (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                             Accumulated
                                           Common Stock                                         Other          Total
                                    --------------------------     Paid-in     Accumulated   Comprehensive  Stockholders'
                                      Shares         Amount        Capital       Deficit         Loss          Deficit
                                    -----------    -----------   -----------   -----------    -----------    -----------

BALANCE - DECEMBER 31, 2007          35,239,558    $         4   $   149,631   $  (214,886)   $    (4,579)   $   (69,830)
   Issuance of common stock upon
     exercise of options/warrants       428,333                          261            --            --            261
   Share-based compensation                  --                          454            --            --            454
   Change in fair value of                   --             --
     cash flow hedge                         --             --            --            --         (3,992)        (3,992)
   Net loss                                  --             --            --        (5,475)            --         (5,475)
                                                                                                             -----------
      Comprehensive loss                                                                                          (9,467)

                                    -----------    -----------   -----------   -----------    -----------    -----------
BALANCE - MARCH 31, 2008             35,667,891    $         4   $   150,346   $  (220,361)   $    (8,571)   $   (78,582)
                                    ===========    ===========   ===========   ===========    ===========    ===========

                        The accompanying notes are an integral part of these financial statements.


                                     RADNET, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                              (unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              2008            2007
                                                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                              $     (5,475)   $     (5,564)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                               12,469          10,910
    Provision for bad debts                                                      6,487           7,553
    Minority interest in income of subsidiaries                                     24             115
    Distributions to minority interests                                            (10)           (319)
    Equity in earnings of joint ventures                                        (1,491)           (995)
    Distributions from joint ventures                                              844           1,164
    Deferred rent amortization                                                     290              --
    Amortization of deferred financing costs                                       531             469
    Net loss on disposal of assets                                                   8              --
    Share-based compensation                                                       454           2,220
    Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
         Accounts receivable                                                   (14,182)        (14,406)
         Other current assets                                                   (1,027)         (1,072)
         Other assets                                                             (573)          1,700
         Accounts payable and accrued expenses                                  (1,042)          7,237
                                                                          ------------    ------------
           Net cash provided by (used in) operating activities                  (2,693)          9,012
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of imaging facilities                                             (15,028)           (540)
    Purchase of property and equipment                                          (9,743)         (4,790)
    Purchase of Radiologix, net of cash acquired                                    --            (244)
    Purchase of equity interest in joint ventures                                 (328)             --
    Proceeds from sale of equipment                                                228              --
    Purchase of covenant not to compete contract                                    --            (250)
    Payments collected on notes receivable                                          --             111
                                                                          ------------    ------------
           Net cash used in investing activities                               (24,871)         (5,713)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash disbursements in transit                                                   --          (4,413)
    Change in restricted cash                                                   (8,046)             --
    Principal payments on notes and leases payable                              (4,410)         (1,412)
    Proceeds from borrowings on credit facility                                 35,000              --
    Net proceeds from borrowings on notes and revolving credit facility          8,936             100
    Deferred financing costs                                                    (4,195)             --
    Payments on line of credit                                                      --             (22)
    Proceeds from issuance of common stock                                         261             402
                                                                          ------------    ------------
           Net cash provided by (used in) financing activities                  27,546          (5,345)
                                                                          ------------    ------------
NET DECREASE IN CASH                                                               (18)         (2,046)
CASH, beginning of period                                                           18           3,221
                                                                          ------------    ------------
CASH, end of period                                                       $         --    $      1,175
                                                                          ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                              $     11,446    $      9,515
                                                                          ============    ============




               The accompanying notes are an integral part of these financial statements.

                                                   6

                          RADNET, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

      We entered into capital leases for approximately $12.1 million and $4.2 million, excluding capital leases assumed in acquisitions, for the three months ended March 31, 2008 and 2007, respectively. We also acquired capital equipment for approximately $13.2 million during the three months ended March 31, 2008 that we had not paid for as of March 31, 2008. The offsetting amount due is recorded in our consolidated balance sheet under Accounts Payable and Accrued Expenses.

      Detail of non-cash investing and financing activity related to acquisitions can be found in Note 2.

                           RADNET, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

      RadNet, Inc. or RadNet (formerly Primedex Health Systems, Inc.) ("we" or the "Company") was incorporated on October 21, 1985. We operate a group of regional networks comprised of 155 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

      The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements from November 15, 2006, the date of the Company's acquisition of Radiologix. The consolidated financial statements also include the accounts of RadNet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional partnership, all collectively referred to as "us" or "we". The consolidated financial statements also include RadNet Sub, Inc., RadNet Management I, Inc., RadNet Management II, Inc., SoCal MR Site Management, Inc., Radiologix, Inc., Delaware Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

      Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 16% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 80 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At 13 centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with the Company as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

      Outside of California (and in 13 of our California facilities) we contract with third party radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have: outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees. Our management service fees are included in net revenue in the consolidated statement of operations and totaled $8.3 million and $7.9 million for the three months ended March 31 2008 and 2007, respectively. We have no financial controlling interest in the contracted radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended March 31, 2008 and 2007 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

      We had a working capital balance of $25.2 million and $23.2 million at March 31, 2008, and December 31, 2007, respectively. We had net losses of $5.5 million and $5.6 million for the three months ended March 31, 2008 and 2007, respectively. We also had a stockholders' deficit of $78.6 million and $69.8 million at March 31, 2008 and December 31, 2007, respectively.

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

      Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance. A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance. Although no assurance can be given, taking these factors into account, including our historical experience, we believe that through implementing our strategic plans and continuing to restructure our financial obligations, we will obtain sufficient cash to satisfy our obligations as they become due in the next twelve months.

      On February 22, 2008, we secured a second incremental $35 million ("Second Incremental Facility") of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the first lien term loan or revolving credit facility may be increased by up to an additional $40 million sometime in the future. As part of the transaction, partly due to the drop in LIBOR of over 2.00% since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% for the revolving credit facility and the term loan to 9% from 6% for the second lien term loan. The additions to our existing credit facilities are intended to provide capital for near-term opportunities and future expansion.

NOTE 2 - FACILITY ACQUISITIONS AND DIVESTITURES

      On February 1, 2008, we acquired the net assets and business of The Rolling Oaks Imaging Group, located in Westlake and Thousand Oaks, California, for $6.0 million in cash and the assumption of capital leases of $2.7 million. The practice consists of two centers, one of which is a dedicated women's center. The centers are multimodality and include a combination of MRI, CT, PET/CT, mammography, ultrasound and x-ray. The centers are positioned in the community as high-end, high-quality imaging facilities that employ state-of-the-art technology, including 3 Tesla MRI and 64 slice CT units. The facilities have been fixtures in the Westlake/Thousand Oaks market since 2003. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $6.7 million of goodwill was recorded with respect to this transaction.

      On March 12, 2008, we acquired the net assets and business of Papastavros Associates Medical Imaging for $9.0 million in cash and the assumption of capital leases of $337,000. Founded in 1958, Papastavros Associates Medical Imaging is one of the largest and most established outpatient imaging practices in Delaware. The 12 Papastavros centers offer a combination of MRI, CT, PET, nuclear medicine, mammography, bone densitometry, fluoroscopy, ultrasound and X-ray. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $3.2 million of goodwill, and $1.2 million for covenants not to compete, was recorded with respect to this transaction.

NOTE 3 - LOSS PER SHARE

      Loss per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, as follows (in thousands except share and per share data):

                                                         Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      2008             2007
                                                   ------------    ------------
                                                           (unaudited)

Net loss                                           $     (5,475)   $     (5,564)

BASIC LOSS PER SHARE
Weighted average number of common shares
  outstanding during the period                      35,561,041      34,386,915
                                                   ------------    ------------

Basic loss per share                               $      (0.15)   $      (0.16)
                                                   ------------    ------------
DILUTED LOSS PER SHARE
Weighted average number of common shares
  outstanding during the period                      35,561,041      34,386,915
                                                   ------------    ------------
Add additional shares issuable upon
  exercise of stock options and warrants                     --              --
                                                   ------------    ------------
Weighted average number of common shares
  used in calculating diluted earnings per share     35,561,041      34,386,915
                                                   ------------    ------------

Diluted loss per share                             $      (0.15)   $      (0.16)
                                                   ------------    ------------

      For the three months ended March 31, 2008 and 2007, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.

NOTE 4 - INVESTMENT IN JOINT VENTURES

      We have nine unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. Investment in joint ventures increased $1.0 million to $16.0 million at March 31, 2008 compared to $15.0 million at December 31, 2007. This increase is primarily related to our purchase of an additional $328,000 of share holdings in joint ventures that were existing as of December 31, 2007 as well as our equity earnings of $1.5 million for the three months ended March 31, 2008, offset by $844,000 of distributions received during the period.

      Total assets at March 31, 2008 include notes receivable from certain unconsolidated joint ventures aggregating $254,000. Interest income related to these notes receivable was approximately $5,000 and $17,000 for the three months ended March 31, 2008 and 2007, respectively. We also received management service fees from the centers underlying these joint ventures of $1.8 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.

      The following table is a summary of key financial data for these joint ventures as of and for the three months ended March 31, 2008 and 2007 (in thousands):

                                                                                   March 31,
                                                                         ----------------------------
Balance Sheet Data:                                                          2008            2007
                                                                         ------------    ------------

Current assets                                                           $     17,322    $     16,578
Noncurrent assets                                                              24,826          12,995
Current liabilities                                                            (5,342)         (3,365)
Noncurrent liabilities                                                         (9,397)           (811)
                                                                         ------------    ------------
   Total net assets                                                      $     27,409    $     25,397
                                                                         ============    ============

      Book value of Radnet joint venture interests                       $     12,831    $      9,957
      Cost in excess of book value of acquired joint venture interests          3,180              --
                                                                         ------------    ------------
         Total value of Radnet joint venture interests                   $     16,011    $      9,957
                                                                         ============    ============

         Total book value of other joint venture partner interests       $     14,578    $     15,440
                                                                         ============    ============
Statement of Operations Data:
      Net revenue                                                        $     19,507    $     14,709
      Net income                                                         $      3,831    $      3,206


NOTE 5 - SHARE BASED COMPENSATION

      We have three long-term incentive plans. The 1992 plan has not issued options since the inception of the 2000 plan and the 2000 plan has not issued options since the adoption of the 2006 plan. The 2006 plan reserves 2,500,000 shares of common stock. Options granted under the plan are intended to qualify as incentive stock options under existing tax regulations. In addition, we have issued non-qualified stock options and warrants from time to time in connection with acquisitions and for other purposes and have also issued stock under the plans. Employee stock options and warrants generally vest over three to five years and expire five to ten years from date of grant.

      As of March 31, 2008, 345,250, or approximately 28.3%, of all the outstanding stock options and warrants are fully vested. During the three months ended March 31, 2008, we granted options and warrants to acquire 120,000 shares of common stock.

      We have issued warrants outside the 2006 plan under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants outside the plan are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. The warrants expire from five to seven years from the date of grant. Vesting terms are determined by the board of directors or the compensation committee of the board of directors at the date of issuance.

      As of March 31, 2008, 2,817,904, or approximately 79.5%, of all the outstanding warrants outside the 2006 plan are fully vested. During the three months ended March 31, 2008, we did not grant any warrants outside the 2006 plan.

      The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

      The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):

                                                  For the Three Months Ended March 31,
                                       --------------------------------------------------------
                                                 2008                          2007
                                       --------------------------    --------------------------
                                         Impact of Equity-Based       Impact of Equity-Based
                                              Compensation                  Compensation

                                       As Reported   Compensation    As Reported   Compensation
                                       -----------    -----------    -----------    -----------
Income from operations                 $     6,737    $      (454)   $     4,409    $    (2,220)
Loss before income tax                 $    (5,352)   $      (454)   $    (5,548)   $    (2,220)
Net loss                               $    (5,475)   $      (454)   $    (5,564)   $    (2,220)
Net basic and diluted loss per share   $     (0.15)   $     (0.01)   $     (0.16)   $     (0.06)



      The following summarizes all of our option and warrant activity for the three months ended March 31, 2008:

                                                                                      Weighted Average
                                                             Weighted Average            Remaining            Aggregate
    Outstanding Options and Warrants                          Exercise Price          Contractual Life        Intrinsic
          Under the 2006 Plan                  Shares         Per Common Share            (in years)             Value
-----------------------------------------   ------------  -----------------------  -----------------------  ---------------
Balance, December 31, 2007                    1,165,250         $   5.74
Granted                                         120,000             7.78
Exercised                                       (50,000)            1.44
Canceled or expired                             (15,000)            9.50
                                            ------------
Balance, March 31, 2008                       1,220,250         $   6.07                    5.48              $  1,751,780
                                            ============
Exercisable at March 31, 2008                   345,250         $   3.96                    1.08              $  1,113,780
                                            ============

                                                                                       Weighted Average
                                                             Weighted Average             Remaining             Aggregate
               Non-Plan                                       Exercise Price           Contractual Life         Intrinsic
         Outstanding Warrants                Shares          Per Common Share             (in years)              Value
----------------------------------------  --------------   ----------------------   -----------------------  ----------------
Balance, December 31, 2006                    3,996,667         $   1.85
Granted                                               -               --
Exercised                                      (378,333)            1.07
Canceled or expired                             (73,763)            1.85
                                          --------------
Balance, March 31, 2008                       3,544,571         $   1.93                    3.53              $ 18,116,393
                                          ==============
Exercisable at March 31, 2008                 2,817,904         $   1.29                    2.77              $ 16,194,325
                                          ==============


      The aggregate intrinsic value in the table above represents the difference between our closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options and warrants on March 31, 2008. Total intrinsic value of options and warrants exercised during the three months ended March 31, 2008 was approximately $3.2 million. As of March 31, 2008, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $5.6 million, which is expected to be recognized over a weighted average period of approximately 4.0 years.

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

      The following is the weighted average data used to calculate the fair value:

                    Risk-free     Expected      Expected     Expected
                  Interest Rate     Life       Volatility    Dividends
                  -------------   ---------    ----------    ---------
March 31, 2008        2.52%       4.2 years      86.17%         --
March 31, 2007        4.66%       3.8 years      94.36%         --

      We have determined the expected term assumption under the "Simplified Method" as defined in SAB 107, as amended by SAB 110. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

      The weighted-average grant date fair value of stock options and warrants granted during the three months ended March 31, 2008 and 2007 was $4.95 and $3.19, respectively.

NOTE 6 - FAIR VALUE MEASUREMENTS

      In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial position, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

      SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

      The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At March, 31, 2008 the fair value of these swaps of $11.1 million was determined using Level 2 inputs and is included in other non-current liabilities.


NOTE 7 - SUBSEQUENT EVENTS

      On April 15, 2008, we completed our purchase of the assets of five of six previously announced Los Angeles area imaging centers from InSight Health Corp. The completion of our purchase of the sixth center, in Van Nuys, California, is pending third-party approvals. The centers we acquired include the former InSight centers in Simi Valley, Thousand Oaks, Westlake, Encino, and Valencia. The centers provide a combination of imaging modalities, including MRI, CT, X-ray, Ultrasound and Mammography. The cash purchase price was funded by a portion of the recently completed incremental term loan provided by GE Healthcare Financial Services. The operations of the five centers historically have produced approximately $7 million in annual revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect, among other things, management's current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "will," "expects," "should" and similar words and expressions are intended to identify forward-looking statements. Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The factors included in "Risks Relating to Our Business," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended or supplemented by the information if any, in Part II - Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

      The Company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based upon, among other things, the Company's assumptions with respect to:

      o     future revenues;
      o     expected performance and cash flows;
      o     changes in regulations affecting the Company;
      o     changes in third-party reimbursement rates;
      o     the outcome of litigation;
      o the availability of radiologists at BRMG and our other contracted radiology practices;
      o     competition;
      o     acquisitions and divestitures of businesses;
      o     joint ventures and other business arrangements;
      o     access to capital and the terms relating thereto;
      o     technological changes in our industry;
      o     successful execution of internal plans;
      o     compliance with our debt covenants; and
      o     anticipated costs of capital investments.

      You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. The Company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the Company's filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and Form 8-K.

OVERVIEW

      The following discussion should be read along with the unaudited consolidated condensed financial statements included in this Form 10-Q, as well as the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company's services, industry outlook, and business trends.

      We operate a group of regional networks comprised of 155 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

      The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements from the date of acquisition, November 15, 2006. The consolidated financial statements also include the accounts of Radnet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional partnership, all collectively referred to as "us" or "we". The consolidated financial statements also include Radnet Sub, Inc., Radnet Management I, Inc., Radnet Management II, Inc., SoCal MR Site Management, Inc., Diagnostic Imaging Services, Inc. (DIS), Delaware Imaging Partners, Inc. and Radiologix, Inc., all wholly owned subsidiaries of RadNet Management.

      Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 16% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 77 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At 13 centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with us as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. and Beverly Radiology Medical Group, both of which are 99%-owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee (see "BRMG" for a discussion of our management agreement with BRMG).

      Outside of California we contract with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our non-California diagnostic imaging centers and 10 California centers. The radiology practices maintain full control over the provision of professional radiological services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.

      In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging assets and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. We have no financial controlling interest in the contracted radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

      The SEC, defines critical accounting estimates as those that are both most important to reflect a company's financial condition and results of operations and require management's most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      As of the period covered in this report, there have been no material changes to the critical accounting estimates we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

                          RADNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                            2008          2007
                                                           -------       -------

NET REVENUE                                                 100.0%        100.0%

OPERATING EXPENSES
    Operating expenses                                       77.6%         77.9%
    Depreciation and amortization                            10.9%         10.3%
    Provision for bad debts                                   5.7%          7.1%
    Loss on sale of equipment                                 0.0%          0.0%
    Severance costs                                           0.0%          0.5%
                                                           -------       -------
       Total operating expenses                              94.1%         95.8%


INCOME FROM OPERATIONS                                        5.9%          4.2%

OTHER EXPENSES (INCOME)
    Interest expense                                         11.8%         10.2%
    Other expense                                             0.0%          0.0%
                                                           -------       -------
       Total other expense                                   11.8%         10.2%

LOSS BEFORE INCOME TAXES, MINORITY
    INTERESTS AND EARNINGS FROM
    JOINT VENTURES                                           -5.9%         -6.1%
    Provision for income taxes                               -0.1%          0.0%
    Minority interest in income of subsidiaries               0.0%         -0.1%
    Equity in earnings of joint ventures                      1.3%          0.9%
                                                           -------       -------
NET LOSS                                                     -4.8%         -5.3%
                                                           =======       =======

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

NET REVENUE

      Net revenue for the three months ended March 31, 2008 was $114.7 million compared to $105.8 million for the three months ended March 31, 2007, an increase of $8.9 million, or 8.4%. This increase is mainly due to an increase in procedure volumes from existing centers as well as from the addition of new centers.

OPERATING EXPENSES

      Operating expenses for the three months ended March 31, 2008 increased approximately $6.6 million, or 8.0%, from $82.4 million for the three months ended March 31, 2007 to $89.0 million for the three months ended March 31, 2008. The following table sets forth our operating expenses for the three months ended March 31, 2008 and 2007 (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2008           2007
                                                         --------       --------

Salaries and professional reading fees,
  excluding stock compensation                           $ 49,385       $ 45,294
Stock compensation                                            454          2,220
Building and equipment rental                              10,256         10,062
General administrative expenses                            28,871         24,709
NASDAQ one-time listing fee                                    --            120
                                                         --------       --------
Operating expenses                                         88,966         82,405

Depreciation and amortization                              12,469         10,910
Provision for bad debts                                     6,487          7,553
Loss on sale of equipment, net                                  8             --
Severance costs                                                31            538
                                                         --------       --------
Total operating expenses                                 $107,961       $101,406
                                                         ========       ========


      SALARIES AND PROFESSIONAL READING FEES (EXCLUDING STOCK COMPENSATION AND SEVERANCE)

      Salaries and professional reading fees increased $4.1 million, or 9.0%, to $49.4 million for the three months ended March 31, 2008 compared to $45.3 million for the three months ended March 31, 2007. The increase is primarily due to increased staffing related to the addition of imaging centers acquired during the second half of 2007 and the first half of 2008.

      STOCK BASED COMPENSATION

      Stock compensation decreased $1.8 million to $454,000 for the three months ended March 31, 2008 compared to $2.2 million for the three months ended March 31, 2007. This decrease is primarily due to $1.7 million of stock based compensation expense recorded during the three months ended March 31, 2007 as a result of the acceleration of vesting of certain warrants.

      BUILDING AND EQUIPMENT RENTAL

      Building and equipment rental expenses increased $194,000, or 1.9%, to $10.3 million for the three months ended March 31, 2008 compared to $10.0 million for the three months ended March 31, 2007. The increase is primarily due to increased facility rent related to the addition of imaging centers acquired during the second half of 2007 and the first half of 2008. Also included in this increase is our adjustment to building lease expense resulting from straight-lining the built-in rent escalators existing in some of our lease contracts.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement as a percentage of net revenue. Overall, general and administrative expenses increased $4.2 million, or 16.8%, for the three months ended March 31, 2008 compared to the previous period. The increase is in line with our increase in procedure volumes at both existing centers as well as new centers.

      DEPRECIATION AND AMORTIZATION

      Depreciation and amortization increased $1.6 million, or 14.3%, to $12.5 million for the three months ended March 31, 2008 when compared to the same period last year. The increase is primarily due to property and equipment additions for new and existing centers.

      PROVISION FOR BAD DEBTS

      Provision for bad debts decreased $1.1 million, or 14.1%, to $6.5 million, or 5.7% of net revenue, for the three months ended March 31, 2008 compared to $7.6 million, or 7.1% of net revenue, for the three months ended March 31, 2007. The decrease is primarily due to an increase in collection performance and the completion of our billing system implementation which began in the first quarter of 2007.

      SEVERANCE

      During the three months ended March 31, 2008, we recorded severance costs of $31,000 associated with the integration of Radiologix, compared to $538,000 recorded during the three months ended March 31, 2007.

INTEREST EXPENSE

      Interest expense for the three months ended March 31, 2008 increased approximately $2.8 million, or 25.4%, from the same period in 2007. The increase is primarily due to the $60M increase in Term Loans B & C and increased borrowing on the line of credit as well as $951,000 of realized losses on our fair value hedges recorded for the three months ended March 31, 2008 compared to $138,000 recorded for the three months ended March 31, 2007. Also included in interest expense for the three months ended March 31, 2008 and 2007 is amortization of deferred loan costs of $531,000 and 469,000, respectively.

INCOME TAX EXPENSE

      For the three months ended March 31, 2008, we recorded $123,000 in income tax expense related to certain state tax obligations of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

      For the three months ended March 31, 2008, we recognized equity in earnings from unconsolidated joint ventures of $1.5 million compared to $1.0 million for the three months ended March 31, 2007. This increase is due to our purchase of additional equity holdings in existing joint ventures as well as the deconsolidation in the fourth quarter of 2007of a consolidated joint venture bringing the number of these joint ventures from eight to nine.

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

      On February 22, 2008, we secured a second incremental $35 million ("Second Incremental Facility") of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the first lien term loan or revolving credit facility may be increased by up to an additional $40 million sometime in the future. As part of the transaction, partly due to the drop in LIBOR of over 2.00% since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% for the revolving credit facility and the term loan and to 9.0% from 6.0% for the second lien term loan. The additions to our existing credit facilities are intended to provide capital for near-term opportunities and future expansion.

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

      The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded an increase to interest expense of approximately $951,000, and $138,000 for the three months ended March 31, 2008 and 2007, respectively. The corresponding liability of approximately $2.5 million is included in the other non-current liabilities in the consolidated balance sheets at March 31, 2008. Of the derivatives that were designated as cash flow hedging instruments, we recorded $8.6 million to accumulated other comprehensive loss, and an offsetting liability of the same amount for the fair value of these hedging instruments at December 31, 2007.

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

SOURCES AND USES OF CASH

      Cash used by operating activities was $2.7 million for the three months ended March 31, 2008 compared to cash provided by operating activities of $9.0 million for the three months ended March 31, 2007.

      Cash used by investing activities was $24.9 million and $5.7 million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, we purchased property and equipment for approximately $9.7 million and acquired the assets and businesses of additional imaging facilities for approximately $15.0 million. We also purchased additional equity interests in joint ventures of $328,000.

      Cash provided by financing activities was $27.5 million for the three months ended March 31, 2008 and cash used in financing activities was $5.3 million for the three months ended March 31, 2007. The cash provided by financing activities for the three months ended March 31, 2008 was primarily related to our borrowing of an additional $35 million as part of our second lien term loan with GE Commercial Healthcare Financial Services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      FOREIGN CURRENCY. We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

      INTEREST RATES. A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan.

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

      DEBENTURES. As part of the financing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on November 15, 2006. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule l3a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2008, the end of the period covered by this quarterly report on Form 10-Q, due to the existence of the material weaknesses in our financial statement close process and our entity level controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      During the period covered in the report on Form 10-Q for the three months ended March 31, 2008, we implemented improvements to our internal controls as explained below:

VALUATION OF ACCOUNTS RECEIVABLE

      We have formed a Revenue Committee, which includes the participation of the Chief Executive Officer, Chief Financial Officer, Director of Reimbursement Operations and other financial personnel. The Committee meets every month to review the collection statistics applied to monthly and year-to-date gross charges as well as review the collectability of accounts receivable balances as of the end of each month. The Committee has reviewed and analyzed collection run-out statistics and compared cash collections to historical data and trends during the three months ended March 31, 2008. We believe that the implementation of our Revenue Committee enhanced our controls and improved our ability to accurately value our accounts receivable balances.

FIXED ASSET RECORDING

      We have assigned additional resources to track, record and depreciate fixed assets. We have scheduled monthly meetings with the purchasing department and monthly calls with the regional controllers and have identified assets when they were delivered to sites and have recorded correct in-service dates during the three months ended March 31, 2008.

LIABILITY FOR MEDICAL MALPRACTICE EXPOSURE

      We have engaged a third-party actuary that assisted us in the determination of IBNR as of March 31, 2008 which we used to adjust our IBNR reserve as of March 31, 2008.


PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

      At March 31, 2008, the status of all current legal matters previously disclosed in Part 1, Item 3, of our Form 10-K for the year ended December 31, 2007 is unchanged except:

      In the Matter of the Arbitration Between St. Paul Radiology and Questar Duluth, Inc. AAA Case No. 33-193Y00282-07.

      In connection with our sale of our Duluth, Minnesota imaging center assets in June 2007 we received a demand for arbitration from the radiologists providing professional services at the center stating they were entitled to at least $1.2 million of the $1.3 million paid to us for the imaging center assets. In May 2008, the arbitration panel granted a summary judgment in our favor thereby dismissing the claim against us.

ITEM 1A RISK FACTORS

      In addition to the other information set forth in this report, we urge you to carefully consider the factors discussed in Part I, "Item 1A Risk Factors" in our Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition and results of operations. The risks described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 OTHER INFORMATION

      EQUITY COMPENSATION PLAN INFORMATIN

      The following table summarizes information with respect to options, warrants and other rights under our equity compensation plans at March 31, 2008 (as adjusted to reflect the reverse one-for-two stock split effected November
2006):

                                     NUMBER OF SECURITIES TO BE
                                      ISSUED UPON EXERCISE OF          WEIGHTED-AVERAGE EXERCISE      NUMBER OF SECURITIES REMAINING
                                    OUTSTANDING OPTIONS WARRANTS     PRICE OF OUTSTANDING OPTIONS     AVAILABLE FOR FUTURE ISSUANCE
          PLAN CATEGORY                      AND RIGHTS                   WARRANTS AND RIGHTS        UNDER EQUITY COMPENSATION PLANS
--------------------------------- --------------------------------- -------------------------------- -------------------------------
Equity compensation plans
approved by security holders                  1,220,250                         $6.07                         1,279,750

Equity compensation plans not
approved by security holders               *  3,544,571                         $1.93                               N/A
                                           ------------                                                   -----------------

                  TOTAL                       4,754,821                                                       1,279,750

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

                                    RADNET, INC.
                                    --------------------------------------------
                                    (Registrant)


Date:  May 12, 2008                 By /s/ Howard G. Berger, M.D.
                                    --------------------------------------------
                                    Howard G. Berger, M.D., President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  May 12, 2008                 By /s/ Mark D. Stolper
                                    --------------------------------------------
                                    Mark D. Stolper, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER       DESCRIPTION
----------  ----------------------

    10.1 Form of Indemnification Agreement between the registrant and each of its officers and directors.

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