Form 10-Q
period 2008-06-30
RadNet, Inc.
filed 2008-08-11
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:


Large accelerated filer    [ ]     Accelerated Filer                  [X]
Non-Accelerated Filer      [ ]     Smaller Reporting Company          [ ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]


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


The number of shares of the registrant's common stock outstanding on August 7, 2008, was 35,786,474 shares.

Table of Contents

                                  RADNET, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007

                 Consolidated Statements of Operations (unaudited) for the Three and Six Months ended June 30, 2008 and 2007

                 Consolidated Statement of Stockholders' Deficit (unaudited) for the Six Months ended June 30, 2008

                 Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2008 and 2007

                 Notes to Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         ITEM 4. Controls and Procedures

PART II - OTHER INFORMATION

         ITEM 1 Legal Proceedings

         ITEM 1A. Risk Factors

         ITEM 5 Other Information

         ITEM 6 Exhibits

SIGNATURES

INDEX TO EXHIBITS

                                 PART 1 - FINANCIAL INFORMATION

                                  RADNET, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS EXCEPT SHARE DATA)

                                                                June 30,    December 31,
                                                                  2008          2007
                                                                ---------    ---------
                                                               (unaudited)
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                 $      --    $      18
      Accounts receivable, net                                    100,754       87,285
      Refundable income taxes                                         103          105
      Prepaid expenses and other current assets                    11,172       10,273
                                                                ---------    ---------
          Total current assets                                    112,029       97,681
PROPERTY AND EQUIPMENT, NET                                       203,512      164,097
OTHER ASSETS
      Goodwill                                                    102,101       84,395
      Other intangible assets                                      57,971       58,908
      Deferred financing costs, net                                12,246        9,161
      Investment in joint ventures                                 17,017       15,036
      Deposits and other                                            4,952        4,342
                                                                ---------    ---------
          Total other assets                                      194,287      171,842
                                                                ---------    ---------
          Total assets                                          $ 509,828    $ 433,620
                                                                =========    =========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
      Accounts payable and accrued expenses                     $  81,726    $  59,965
      Due to affiliates                                             2,255        1,350
      Notes payable                                                 5,244        3,536
      Current portion of deferred rent                                195          195
      Obligations under capital leases                             12,702        9,455
                                                                ---------    ---------
          Total current liabilities                               102,122       74,501
                                                                ---------    ---------
LONG-TERM LIABILITIES
      Line of credit                                               12,262        4,222
      Deferred rent, net of current portion                         7,195        4,394
      Deferred taxes                                                  277          277
      Notes payable, net of current portion                       421,752      382,064
      Obligations under capital lease, net of current portion      26,010       22,527
      Other non-current liabilities                                16,774       15,259
                                                                ---------    ---------
          Total long-term liabilities                             484,270      428,743
                                                                ---------    ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                    100          206
STOCKHOLDERS' DEFICIT
      Common stock - $.0001 par value, 200,000,000 shares
        authorized; 35,686,224 and 35,239,558 shares issued
        and outstanding at June 30, 2008 and December 31,
        2007, respectively                                              4            4
      Paid-in-capital                                             150,978      149,631
      Accumulated other comprehensive loss                         (5,136)      (4,579)
      Accumulated deficit                                        (222,510)    (214,886)
                                                                ---------    ---------
       Total stockholders' deficit                                (76,664)     (69,830)
                                                                ---------    ---------
      Total liabilities and stockholders' deficit               $ 509,828    $ 433,620
                                                                =========    =========

           The accompanying notes are an integral part of these financial statements.




                                  RADNET, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS EXCEPT SHARE DATA)
                                           (UNAUDITED)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2008            2007            2008            2007
                                                  ------------    ------------    ------------    ------------

NET REVENUE                                       $    127,446    $    107,027    $    242,144    $    212,842

OPERATING EXPENSES
    Operating expenses                                  97,886          79,183         186,852         161,588
    Depreciation and amortization                       14,071          10,579          26,540          21,489
    Provision for bad debts                              7,088           6,862          13,575          14,415
    Loss (gain) on sale of equipment                       (38)              4             (30)              4
    Severance costs                                          4             247              35             785
                                                  ------------    ------------    ------------    ------------
        Total operating expenses                       119,011          96,875         226,972         198,281


INCOME FROM OPERATIONS                                   8,435          10,152          15,172          14,561

OTHER EXPENSES (INCOME)
    Interest expense                                    12,516           9,779          26,104          20,616
    Other income                                           (21)            (51)            (53)            (51)
                                                  ------------    ------------    ------------    ------------
        Total other expense                             12,495           9,728          26,051          20,565

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
    INTERESTS AND EARNINGS FROM
    JOINT VENTURES                                      (4,060)            424         (10,879)         (6,004)
    Provision for income taxes                             (14)            (13)           (137)            (29)
    Minority interest in income of subsidiaries            (25)           (170)            (49)           (285)
    Equity in earnings of joint ventures                 1,950             982           3,441           1,977
                                                  ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                 $     (2,149)   $      1,223    $     (7,624)   $     (4,341)
                                                  ============    ============    ============    ============

BASIC NET INCOME (LOSS) PER SHARE                 $      (0.06)   $       0.04    $      (0.21)   $      (0.13)
                                                  ============    ============    ============    ============

DILUTED NET INCOME (LOSS) PER SHARE               $      (0.06)   $       0.03    $      (0.21)   $      (0.13)
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                           35,671,554      34,636,573      35,616,298      34,514,166
                                                  ============    ============    ============    ============

    Diluted                                         35,671,554      36,989,320      35,616,298      34,514,166
                                                  ============    ============    ============    ============

           The accompanying notes are an integral part of these financial statements.



                                          RADNET, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   SIX MONTHS ENDED JUNE 30, 2008 (unaudited)
                                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                          Accumulated
                                          Common Stock                                       Other         Total
                                     -----------------------    Paid-in     Accumulated  Comprehensive Stockholders'
                                       Shares       Amount      Capital       Deficit        Loss         Deficit
                                     ----------   ----------   ----------   ----------    ----------    ----------

BALANCE - DECEMBER 31, 2007          35,239,558   $        4   $  149,631   $ (214,886)   $   (4,579)   $  (69,830)
   Issuance of common stock upon
      exercise of options/warrants      446,666           --          291           --            --           291
   Share-based compensation                  --           --        1,056            --           --         1,056
   Change in fair value of                   --           --
    cash flow hedge                          --           --           --           --          (557)         (557)
    Net loss                                 --           --           --       (7,624)           --        (7,624)
                                                                                                        ----------
      Comprehensive loss                     --           --           --           --            --        (8,181)


                                     ----------   ----------   ----------   ----------    ----------    ----------
BALANCE - JUNE 30, 2008              35,686,224   $        4   $  150,978   $ (222,510)   $   (5,136)   $  (76,664)
                                     ==========   ==========   ==========   ==========    ==========    ==========

                   The accompanying notes are an integral part of these financial statements.



                                 RADNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                          (unaudited)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                            2008        2007
                                                                          --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                              $ (7,624)   $ (4,341)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
    Depreciation and amortization                                           26,540      21,489
    Provision for bad debts                                                 13,575      14,415
    Minority interest in income of subsidiaries                                 49         285
    Distributions to minority interests                                       (155)       (731)
    Equity in earnings of joint ventures                                    (3,441)     (1,977)
    Distributions from joint ventures                                        2,041       2,629
    Deferred rent                                                            2,801         697
    Amortization of deferred financing costs                                 1,192         772
    Net (gain) loss on sale of assets                                          (30)          4
    Share-based compensation                                                 1,056       2,602
    Changes in operating assets and liabilities,
      net of assets acquired and liabilities
      assumed in purchase transactions:
         Accounts receivable                                               (23,697)    (22,375)
         Refundable income taxes                                                --       6,359
         Other current assets                                                 (458)     (3,892)
         Other assets                                                         (369)      1,707
         Accounts payable and accrued expenses                                (476)     (5,817)
                                                                          --------    --------
           Net cash provided by operating activities                        11,004      11,826
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of imaging facilities                                         (23,528)       (540)
    Purchase of property and equipment                                     (18,190)    (12,067)
    Purchase of Radiologix, net of cash acquired                                --        (370)
    Purchase of equity interest in joint ventures                             (728)         --
    Proceeds from sale of equipment                                             65       1,300
    Purchase of covenant not to compete contract                                --        (250)
    Payments collected on notes receivable                                      --         111
                                                                          --------    --------
           Net cash used in investing activities                           (42,381)    (11,816)
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes and leases payable                          (9,104)     (3,728)
    Proceeds from borrowings on credit facility                             35,000          --
    Proceeds from borrowings on notes and revolving credit facility          9,449         100
    Deferred financing costs                                                (4,277)         --
    Payments on line of credit                                                  --         (22)
    Proceeds from issuance of common stock                                     291         437
                                                                          --------    --------
           Net cash provided by (used in) financing activities              31,359      (3,213)
                                                                          --------    --------
NET DECREASE IN CASH                                                           (18)     (3,203)
CASH, BEGINNING OF PERIOD                                                       18       3,221
                                                                          --------    --------
CASH, END OF PERIOD                                                       $     --    $     18
                                                                          ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for interest                              $ 23,787    $ 20,485
                                                                          ========    ========

           The accompanying notes are an integral part of these financial statements.

                                               6

                          RADNET, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       We entered into capital leases for approximately $15.7 million and $9.0 million, excluding capital leases assumed in acquisitions, during the six months ended June 30, 2008 and 2007, respectively. We also acquired capital equipment for approximately $17.5 million during the six months ended June 30, 2008 that we had not paid for as of June 30, 2008. The offsetting amount due is recorded in our consolidated balance sheet under Accounts Payable and Accrued Expenses.

       Detail of non-cash investing and financing activity related to acquisitions can be found in Note 2.

                           RADNET, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

         RadNet, Inc. or RadNet (formerly Primedex Health Systems, Inc.) ("we" or the "Company") was incorporated on October 21, 1985. We operate a group of regional networks comprised of 164 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

         The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements from November 15, 2006, the date of the Company's acquisition of Radiologix. The consolidated financial statements also include the accounts of RadNet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III
(BRMG), which is a professional partnership, all collectively referred to as "us" or "we". The consolidated financial statements also include RadNet Sub, Inc., RadNet Management I, Inc., RadNet Management II, Inc., SoCal MR Site Management, Inc., Radiologix, Inc., RadNet Management Imaging Services, Inc., Delaware Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 16% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 84 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At 15 centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with the Company as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% -owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

         Outside of California (and in 15 of our California facilities) we contract with third party radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have: outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees. Our management service fees are included in net revenue in the consolidated statement of operations and totaled $7.9 million and $7.8 million, for the three months ended June 30, 2008 and 2007, respectively, and $16.2 and $15.6 for the six months ended June 30, 2008 and 2007, respectively. We have no financial controlling interest in the contracted radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended June 30, 2008 and 2007 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital balance of $9.9 million and $23.2 million at June 30, 2008 and December 31, 2007, respectively. We had net losses of $2.1 million and $7.6 million for the three and six months ended June 30, 2008, respectively. We had net income of $1.2 million and net losses of $4.3 million for the three and six months ended June 30, 2007, respectively. We also had a stockholders' deficit of $76.7 million and $69.8 million at June 30, 2008 and December 31, 2007, respectively.

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

NOTE 2 - FACILITY ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

         On June 18, 2008, we acquired the assets and business of Ellicott Open MRI for the assumption of approximately $181,000 of capital lease debt. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and no goodwill was recorded with respect to this transaction.

         On June 2, 2008, we acquired the assets and business of Simi Valley Advanced Medical, a Southern California based multi-modality imaging center, for the assumption of capital lease debt of $1.7 million. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $300,000 of goodwill was recorded with respect to this transaction.


         On April 15, 2008, we acquired the net assets of five Los Angeles area imaging centers from InSight Health Corp. We completed the purchase of a sixth center in Van Nuys, CA from Insight Health Corp. on June 2, 2008. The total purchase price for the six centers was $8.5 million in cash. The centers provide a combination of imaging modalities, including MRI, CT, X-ray, Ultrasound and Mammography. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $5.2 million of goodwill was recorded with respect to this transaction.

         On April 1, 2008, we acquired the net assets and business of BreastLink Medical Group, Inc., a prominent Southern California Breast Medical Oncology business and a leading breast surgery business, for the assumption of approximately $4.0 million of accrued liabilities and capital lease obligations. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $2.1 million of goodwill was recorded with respect to this transaction.

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

DIVESTITURES

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

NOTE 3 - INCOME (LOSS) PER SHARE

         Income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, as follows (in thousands except share and per share data):

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                 ----------------------------   ----------------------------
                                                     2008            2007           2008            2007
                                                 ------------    ------------   ------------    ------------
                                                         (unaudited)                     (unaudited)

Net income (loss)                                $     (2,149)   $      1,223   $     (7,624)   $     (4,341)

BASIC INCOME (LOSS) PER SHARE
Weighted average number of common shares
outstanding during the period                      35,671,554      34,636,573     35,616,298      34,514,166
                                                 ------------    ------------   ------------    ------------

Basic income (loss) per share                    $      (0.06)   $       0.04   $      (0.21)   $      (0.13)
                                                 ------------    ------------   ------------    ------------
DILUTED INCOME (LOSS) PER SHARE
Weighted average number of common shares
outstanding during the period                      35,671,554      34,636,573     35,616,298      34,514,166
                                                 ------------    ------------   ------------    ------------
Add additional shares issuable upon
exercise of stock options and warrants                     --       2,352,747             --              --
                                                 ------------    ------------   ------------    ------------
Weighted average number of common shares
used in calculating diluted earnings per share     35,671,554      36,989,320     35,616,298      34,514,166
                                                 ------------    ------------   ------------    ------------

Diluted income (loss) per share                  $      (0.06)   $       0.03   $      (0.21)   $      (0.13)
                                                 ------------    ------------   ------------    ------------

         For the three and six months ended June 30, 2008 and the six months ended June 30, 2007, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.

NOTE 4 - INVESTMENT IN JOINT VENTURES

         We have nine unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. Investment in joint ventures increased $2.0 million to $17.0 million at June 30, 2008 compared to $15.0 million at December 31, 2007. This increase is primarily related to our purchase of an additional $728,000 of share holdings in joint ventures that were existing as of December 31, 2007 as well as our equity earnings of $3.4 million for the six months ended June 30, 2008, offset by $2.0 of distributions received during the period.

         We received management service fees from the centers underlying these joint ventures of approximately $2.0 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively, and $3.8 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively.

         The following table is a summary of key financial data for these joint ventures as of and for the six months ended June 30, 2008 and 2007 (in thousands):

                                                                               JUNE 30,
                                                                         --------------------
Balance Sheet Data:                                                        2008        2007
                                                                         --------    --------
Current assets                                                           $ 20,592    $ 15,304
Noncurrent assets                                                          24,937      11,874
Current liabilities                                                        (4,661)     (2,629)
Noncurrent liabilities                                                    (10,136)       (558)
                                                                         --------    --------
   Total net assets                                                      $ 30,732    $ 23,991
                                                                         ========    ========

      Book value of Radnet joint venture interests                       $ 13,547    $  9,473
      Cost in excess of book value of acquired joint venture interests      3,470          --
                                                                         --------    --------
         Total value of Radnet joint venture interests                   $ 17,017    $  9,473
                                                                         ========    ========

         Total book value of other joint venture partner interests       $ 17,185    $ 14,518
                                                                         ========    ========

      Net revenue                                                        $ 40,341    $ 29,376
      Net income                                                         $  8,945    $  6,217


NOTE 5 - SHARE BASED COMPENSATION

         We have three long-term incentive plans. We have not issued options under the 1992 plan since the inception of the 2000 plan and we have not issued options under the 2000 plan since the adoption of the 2006 plan. We have reserved for issuance under the 2006 plan 2,500,000 shares of common stock. Options granted under the 2006 plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the plans. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant.

         As of June 30, 2008, 513,750, or approximately 33.3%, of all the outstanding stock options and warrants under the 2006 plan are fully vested. During the six months ended June 30, 2008, we granted options and warrants to acquire 445,000 shares of common stock.

         We have issued warrants outside the plan under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants issued to employees, directors and consultants after our February 2007 listing on the NASDAQ Global Market have been characterized as awards under the 2006 plan. All warrants outside the plan are issued with an exercise price equal to the fair market value of the underlying common stock on the date of issuance. The warrants expire from five to seven years from the date of grant. Vesting terms are determined by the board of directors or the compensation committee of the board of directors at the date of issuance.

         As of June 30, 2008, 2,841,237, or approximately 81.0%, of all the outstanding warrants outside the 2006 plan are fully vested. During the six months ended June 30, 2008, we did not grant any warrants outside the 2006 plan.

         The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

         The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):

                                                   FOR THE THREE MONTHS ENDED JUNE 30,
                                      ----------------------------------------------------------
                                                 2008                           2007
                                      ---------------------------    ---------------------------
                                        IMPACT OF EQUITY-BASED         IMPACT OF EQUITY-BASED
                                             COMPENSATION                   COMPENSATION
                                      AS REPORTED    COMPENSATION    AS REPORTED    COMPENSATION
                                      -----------    ------------    -----------    ------------
Income from operations                $     8,435    $       (602)   $    10,152    $       (382)
Income (loss) before income tax       $    (2,135)   $       (602)   $     1,236    $       (382)
Net income (loss)                     $    (2,149)   $       (602)   $     1,223    $       (382)
Net basic income (loss) per share     $     (0.06)   $      (0.02)   $      0.04    $      (0.01)
Net diluted income (loss) per share   $     (0.06)   $      (0.02)   $      0.03    $      (0.01)


                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                      ----------------------------------------------------------
                                                 2008                           2007
                                      ---------------------------    ---------------------------
                                        IMPACT OF EQUITY-BASED         IMPACT OF EQUITY-BASED
                                             COMPENSATION                   COMPENSATION
                                      AS REPORTED    COMPENSATION    AS REPORTED    COMPENSATION
                                      -----------    ------------    -----------    ------------
Income from operations                $    15,172    $     (1,056)   $    14,561    $     (2,602)
Loss before income tax                $    (7,487)   $     (1,056)   $    (4,312)   $     (2,602)
Net loss                              $    (7,624)   $     (1,056)   $    (4,341)   $     (2,602)
Net basic loss per share              $     (0.21)   $      (0.03)   $     (0.13)   $      (0.08)
Net diluted loss per share            $     (0.21)   $      (0.03)   $     (0.13)   $      (0.08)


         The following summarizes all of our option and warrant activity for the six months ended June 30, 2008:

                                                                WEIGHTED AVERAGE
                                               WEIGHTED AVERAGE    REMAINING        AGGREGATE
OUTSTANDING OPTIONS AND WARRANTS                EXERCISE PRICE  CONTRACTUAL LIFE    INTRINSIC
      UNDER THE 2006 PLAN           SHARES     PER COMMON SHARE    (IN YEARS)         VALUE
--------------------------------  ----------    --------------   --------------   --------------
Balance, December 31, 2007         1,165,250    $         5.74
Granted                              445,000              7.43
Exercised                            (50,000)             1.44
Canceled or expired                  (19,000)             7.69
                                  ----------
Balance, June 30, 2008             1,541,250    $         6.34             5.21   $    1,012,250
                                  ==========
Exercisable at June 30, 2008         513,750    $         4.80             1.33   $      871,450
                                  ==========


                                                                WEIGHTED AVERAGE
                                               WEIGHTED AVERAGE    REMAINING        AGGREGATE
            NON-PLAN                            EXERCISE PRICE  CONTRACTUAL LIFE    INTRINSIC
     OUTSTANDING WARRANTS           SHARES     PER COMMON SHARE    (IN YEARS)         VALUE
--------------------------------  ----------    --------------   --------------   --------------
Balance, December 31, 2007         3,996,667    $         1.85
Granted                                   --                --
Exercised                           (396,666)             1.10
Canceled or expired                  (90,430)             1.42
                                  ----------
Balance, June 30, 2008             3,509,571    $         1.93             3.30   $   14,968,820
                                  ==========
Exercisable at June 30, 2008       2,841,237    $         1.36             2.64   $   13,760,484
                                  ==========


         The aggregate intrinsic value in the table above represents the difference between our closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options and warrants on June 30, 2008. Total intrinsic value of options and warrants exercised during the six months ended June 30, 2008 was approximately $3.5 million. As of June 30, 2008, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $6.2 million, which is expected to be recognized over a weighted-average period of approximately 3.8 years.

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

         The following is the weighted average data used to calculate the fair value:

                            RISK-FREE     EXPECTED     EXPECTED      EXPECTED
                          INTEREST RATE     LIFE      VOLATILITY     DIVIDENDS
                          -------------     ----      ----------     ---------

         June 30, 2008        2.63%       4.0 years      76.13%         -
         June 30, 2007        4.57%       4.1 years      94.65%         -

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

         The weighted-average grant date fair value of stock options and warrants granted during the six months ended June 30, 2008 and 2007 was $4.25 and $3.34, respectively.

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

         The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At June, 30, 2008 the fair value of these swaps of $6.9 million was determined using Level 2 inputs and is included in other non-current liabilities.

NOTE 7 - SUBSEQUENT EVENTS

         On July 23, 2008, we completed our purchase of the assets and business of NeuroSciences Imaging Center in Newark, Delaware for $4.5 million in cash. The center, which performs MRI, CT, Bone Density, X-ray, Fluoroscopy and other specialized procedures, is located in a highly specialized medical complex called the Neuroscience and Surgery Institute of Delaware. The acquisition complements our recent purchase of the Papastavros Associates Imaging centers completed in March, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect, among other things, management's current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "will," "expects," "should" and similar words and expressions are intended to identify forward-looking statements. Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. The factors included in "Risks Relating to Our Business," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended or supplemented by the information if any, in Part II - Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

         The Company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to
Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are based upon, among other things, the Company's assumptions with respect to:

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

         You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. The Company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the Company's filings with the SEC on Form 10-K, Form 10-Q and Form 8-K.

OVERVIEW

         The following discussion should be read along with the unaudited consolidated condensed financial statements included in this Form 10-Q, as well as the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company's services, industry outlook, and business trends.

         We operate a group of regional networks comprised of 164 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

         The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements from November 15, 2006, the date of the Company's acquisition of Radiologix. The consolidated financial statements also include the accounts of RadNet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III
(BRMG), which is a professional partnership, all collectively referred to as "us" or "we". The consolidated financial statements also include RadNet Sub, Inc., RadNet Management I, Inc., RadNet Management II, Inc., SoCal MR Site Management, Inc., Radiologix, Inc., RadNet Management Imaging Services, Inc., Delaware Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 16% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 84 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At 15 centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. The operations of BRMG are consolidated with the Company as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% -owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

         Outside of California we contract with radiology practices to provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our non-California diagnostic imaging centers and 15 California centers. The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.

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

                                  RADNET, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                        --------------------------    ---------------------------
                                                            2008          2007            2008           2007
                                                        ------------  ------------    ------------   ------------

NET REVENUE                                                  100.0%        100.0%          100.0%         100.0%

OPERATING EXPENSES
    Operating expenses                                        76.8%         74.0%           77.2%          75.9%
    Depreciation and amortization                             11.0%          9.9%           11.0%          10.1%
    Provision for bad debts                                    5.6%          6.4%            5.6%           6.8%
    Loss (gain) on sale of equipment                           0.0%          0.0%            0.0%           0.0%
    Severance costs                                            0.0%          0.2%            0.0%           0.4%
                                                        ------------  ------------    ------------   ------------
        Total operating expenses                              93.4%         90.5%           93.7%          93.2%


INCOME FROM OPERATIONS                                         6.6%          8.0%           11.9%          11.4%

OTHER EXPENSES (INCOME)
    Interest expense                                           9.8%          9.1%           10.8%           9.7%
    Other income                                               0.0%          0.0%            0.0%           0.0%
                                                        ------------  ------------    ------------   ------------
        Total other expense                                    9.8%          9.1%           10.8%           9.7%

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
    INTERESTS AND EARNINGS FROM
    JOINT VENTURES                                            -3.2%          0.4%           -4.5%          -2.8%
    Provision for income taxes                                 0.0%          0.0%           -0.1%           0.0%
    Minority interest in income of subsidiaries                0.0%         -0.2%            0.0%          -0.1%
    Equity in earnings of joint ventures                       1.5%          0.9%            1.4%           0.9%
                                                        ------------  ------------    ------------   ------------
NET INCOME (LOSS)                                             -1.7%          1.0%           -6.0%          -3.4%
                                                        ============  ============    ============   ============


THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2007

NET REVENUE

         Net revenue for the three months ended June 30, 2008 was $127.4 million compared to $107.0 million for the three months ended June 30, 2007, an increase of $20.4 million, or 19.1%.

         Net revenue, including only those centers which were in operation throughout the second quarters of both 2007 and 2008, increased $4.1 million, or 3.8%. This 3.8% increase is mainly due to an increase in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to March 31, 2007. For the three months ended June 30, 2008, net revenue from centers that were acquired subsequent to March 31, 2007 and excluded from the above comparison (see Note 2) was $19.7 million. Contributing to the net revenue of the second quarter ended June 30, 2007 and excluded from the above comparison was $3.4 million from centers that were divested and were not operational in the second quarter ended June 30, 2008.

OPERATING EXPENSES

         Operating expenses for the three months ended June 30, 2008 increased approximately $18.7 million, or 23.6%, from $79.2 million for the three months ended June 30, 2007 to $97.9 million for the three months ended June 30, 2008. The following table sets forth our operating expenses for the three months ended June 30, 2008 and 2007 (in thousands):

                                                         THREE MONTHS ENDED
                                                               JUNE 30,
                                                      --------------------------
                                                        2008              2007
                                                      ---------        ---------

         Salaries and professional reading
         fees excluding stock compensation            $  53,677        $  40,867
         Share-based compensation                           602              382
         Building and equipment rental                   10,636           10,044
         General administrative expenses                 32,971           27,890
                                                      ---------        ---------
         Operating expenses                              97,886           79,183

         Depreciation and amortization                   14,071           10,579
         Provision for bad debts                          7,088            6,862
         Gain (loss) on sale of equipment, net              (38)               4
         Severance costs                                      4              247
                                                      ---------        ---------
         Total operating expenses                     $ 119,011        $  96,875
                                                      =========        =========


SALARIES AND PROFESSIONAL READING FEES, EXCLUDING STOCK COMPENSATION AND
SEVERANCE

         Salaries and professional reading fees increased $12.8 million, or 31.4%, to $53.7 million for the three months ended June 30, 2008 compared to $40.9 million for the three months ended June 30, 2007.

         Salaries and professional reading fees, including only those centers which were in operation throughout the second quarters of both 2007 and 2008, increased $6.8 million, or 16.5%. This 16.5% increase is primarily due to increased salaries and staffing related to these existing imaging centers. This comparison excludes contributions from centers that were acquired or divested subsequent to March 31, 2007. For the three months ended June 30, 2008, salaries and professional reading fees from centers that were acquired subsequent to March 31, 2007 and excluded from the above comparison (see Note 2) was $7.0 million. Contributing to the salaries and professional reading fees of the second quarter ended June 30, 2007 and excluded from the above comparison was $1.0 million from centers that were divested and were not operational in the second quarter ended June 30, 2008.

SHARE-BASED COMPENSATION

         Share-based compensation increased $220,000, or 57.6%, to $602,000 for the three months ended June 30, 2008 compared to $382,000 for the three months ended June 30, 2007. The increase is primarily due to additional options granted during the second half of 2007 and the first half of 2008.

BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $592,000, or 5.9%, to $10.6 million for the three months ended June 30, 2008 compared to $10.0 million for the three months ended June 30, 2007.

         Building and equipment rental expenses, including only those centers which were in operation throughout the second quarters of both 2007 and 2008, decreased $733,000, or 7.3%. This 7.3% decrease is primarily due to the conversion of certain equipment leases contracts from operating to capital leases. This comparison excludes contributions from centers that were acquired or divested subsequent to March 31, 2007. For the three months ended June 30, 2008, building and equipment rental expenses from centers that were acquired subsequent to March 31, 2007 and excluded from the above comparison (see Note 2) was $1.7 million. Contributing to the building and equipment rental expenses of the second quarter ended June 30, 2007 and excluded from the above comparison was $344,000 from centers that were divested and were not operational in the second quarter ended June 30, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement as a percentage of net revenue. Overall, general and administrative expenses increased $5.1 million, or 18.2%, for the three months ended June 30, 2008 compared to the previous period. The increase is in line with our increase in procedure volumes at both existing centers as well as newly acquired centers.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $3.5 million, or 33.0%, to $14.1 million for the three months ended June 30, 2008 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

PROVISION FOR BAD DEBTS

         Provision for bad debts increased $226,000, or 3.3%, to $7.1 million, or 5.5% of net revenue, for the three months ended June 30, 2008 compared to $6.9 million, or 6.4% of net revenue, for the three months ended June 30, 2007. The decrease in our provision for bad debts as a percentage of revenue is primarily due to an increase in collection performance and the completion of our billing system implementation which began in the first quarter of 2007.

SEVERANCE COSTS

         During the three months ended June 30, 2008, we recorded severance costs of $4,000 compared to $247,000 recorded during the three months ended June 30, 2007. In each period, these costs were primarily associated with the integration of Radiologix.

INTEREST EXPENSE

         Interest expense for the three months ended June 30, 2008 increased approximately $2.7 million, or 28.0%, from the same period in 2007. The increase is primarily due to the $60 million increase in Term Loans B & C and increased borrowing on the line of credit. Also included in interest expense for the three months ended June 30, 2008 and 2007 is amortization of deferred loan costs of $579,000 and 461,000, respectively as well as realized gains on our fair value hedges of 690,000 and 695,000, respectively.

INCOME TAX EXPENSE

         For the three months ended June 30, 2008, we recorded $14,000 in income tax expense related to certain state tax obligations of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

         For the three months ended June 30, 2008, we recognized equity in earnings from unconsolidated joint ventures of $2.0 million compared to $1.0 million for the three months ended June 30, 2007. This increase is due to our purchase of additional equity interests in certain existing joint ventures as well as the deconsolidation in the fourth quarter of 2007of a previously consolidated joint venture increasing the number of our consolidated joint ventures from eight to nine.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

NET REVENUE

         Net revenue for the six months ended June 30, 2008 was $242.1 million compared to $212.8 million for the six months ended June 30, 2007, an increase of $29.3 million, or 13.8%.

         Net revenue, including only those centers which were in operation throughout the first six months of both 2007 and 2008, increased $7.5 million, or 3.5%. This 3.5% increase is mainly due to an increase in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 31, 2007. For the six months ended June 30, 2008, net revenue from centers that were acquired subsequent to January 31, 2007 and excluded from the above comparison (see Note 2) was $28.7 million. Contributing to the net revenue of the six months ended June 30, 2007 and excluded from the above comparison was $6.9 million from centers that were divested and were not operational in the six months ended June 30, 2008.

OPERATING EXPENSES

         Operating expenses for the six months ended June 30, 2008 increased approximately $25.3 million, or 15.6%, from $161.6 million for the six months ended June 30, 2007 to $186.9 million for the six months ended June 30, 2008. The following table sets forth our operating expenses for the six months ended June 30, 2008 and 2007 (in thousands):

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                      --------------------------
                                                         2008             2007
                                                      ---------        ---------

         Salaries and professional reading
         fees, excluding stock compensation           $ 103,062        $  86,161
         Share-based compensation                         1,056            2,602
         Building and equipment rental                   20,892           20,106
         General administrative expenses                 61,842           52,599
         NASDAQ one-time listing fee                         --              120
                                                      ---------        ---------
         Operating expenses                             186,852          161,588

         Depreciation and amortization                   26,540           21,489
         Provision for bad debts                         13,575           14,415
         Loss (gain) on sale of equipment, net              (30)               4
         Severance costs                                     35              785
                                                      ---------        ---------
         Total operating expenses                     $ 226,972        $ 198,281
                                                      =========        =========


SALARIES AND PROFESSIONAL READING FEES, EXCLUDING STOCK COMPENSATION AND
SEVERANCE

         Salaries and professional reading fees increased $16.9 million, or 19.6%, to $103.1 million for the six months ended June 30, 2008 compared to $86.2 million for the six months ended June 30, 2007.

         Salaries and professional reading fees, including only those centers which were in operation throughout the first six months of both 2007 and 2008, increased $8.4 million, or 9.7%. This 9.7% increase is primarily due to increased salaries and staffing related to these existing imaging centers. This comparison excludes contributions from centers that were acquired or divested subsequent to January 31, 2007. For the six months ended June 30, 2008, salaries and professional reading fees from centers that were acquired subsequent to January 31, 2007 and excluded from the above comparison (see Note 2) was $10.4 million. Contributing to the salaries and professional reading fees of the six months ended June 30, 2007 and excluded from the above comparison was $1.9 million from centers that were divested and were not operational in the six months ended June 30, 2008.

SHARE-BASED COMPENSATION

         Share-based compensation decreased $1.5 million, or 59.4%, to $1.1 million for the six months ended June 30, 2008 compared to $2.6 million for the six months ended June 30, 2007. Stock compensation for the six months ended June 30, 2007 included $1.8 million of additional stock based compensation expense as a result of the acceleration of vesting of certain warrants.

BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $786,000, or 3.9%, to $20.9 million for the six months ended June 30, 2008 compared to $20.1 million for the six months ended June 30, 2007.

         Building and equipment rental expenses, including only those centers which were in operation throughout the first six months of both 2007 and 2008, decreased $1.6 million, or 8.1%. This 8.1% decrease is primarily due to the conversion of certain equipment leases contracts from operating to capital leases. This comparison excludes contributions from centers that were acquired or divested subsequent to January 31, 2007. For the six months ended June 30, 2008, building and equipment rental expenses from centers that were acquired subsequent to January 31, 2007 and excluded from the above comparison (see Note
2) was $3.0 million. Contributing to the building and equipment rental expenses of the six months ended June 30, 2007 and excluded from the above comparison was $630,000 from centers that were divested and were not operational in the six months ended June 30, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement as a percentage of net revenue. Overall, general and administrative expenses increased $9.2 million, or 17.6%, for the six months ended June 30, 2008 compared to the previous period. The increase is in line with our increase in procedure volumes at both existing centers as well as newly acquired centers.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $5.1 million, or 23.5%, to $26.5 million for the six months ended June 30, 2008 when compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers and newly acquired centers.

PROVISION FOR BAD DEBTS

         Provision for bad debts decreased $840,000, or 5.8%, to $13.6 million, or 5.6% of net revenue, for the six months ended June 30, 2008 compared to $14.4 million, or 6.8% of net revenue, for the six months ended June 30, 2007. The decrease in our provision for bad debts as a percentage of revenue is primarily due to an increase in collection performance and the completion of our billing system implementation which began in the first quarter of 2007.

SEVERANCE COSTS

         During the six months ended June 30, 2008, we recorded severance costs of $35,000 compared to $785,000 recorded during the six months ended June 30, 2007. In each period, these costs were primarily associated with the integration of Radiologix.

INTEREST EXPENSE

         Interest expense for the six months ended June 30, 2008 increased approximately $5.5 million, or 26.6%, from the same period in 2007. The increase is primarily due to the $60 million increase in Term Loans B & C and increased borrowing on the line of credit. Also included in interest expense for the six months ended June 30, 2008 and 2007 is amortization of deferred loan costs of $1.2 million and 772,000, respectively, as well as realized losses of $261,000 and realized gains of $557,000 on our fair value hedges for the six months ended June 30, 2008 and 2007, respectively.

INCOME TAX EXPENSE

         For the six months ended June 30, 2008 and 2007, we recorded $137,000 and $29,000, respectively, for income tax expense related to certain state tax obligations of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

         For the six months ended June 30, 2008, we recognized equity in earnings from unconsolidated joint ventures of $3.4 million compared to $2.0 million for the six months ended June 30, 2007. This increase is due to our purchase of additional equity interests in certain existing joint ventures as well as the deconsolidation in the fourth quarter of 2007of a previously consolidated joint venture increasing the number of our consolidated joint ventures from eight to nine.

LIQUIDITY AND CAPITAL RESOURCES

         On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services (the "November 2006 Credit Facility"). This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and provide financing for working capital needs post-acquisition. The facility consists of a revolving credit facility of up to $45 million, a $225 million first lien Term Loan and a $135 million second lien Term Loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each of the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

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

         The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded an increase to interest expense of approximately $261,000, and a decrease to interest expense of $690,000 for the six months ended June 30, 2008 and 2007, respectively. The corresponding liability of approximately $1.8 million is included in the other non-current liabilities in the consolidated balance sheets at June 30, 2008. Of the derivatives that were designated as cash flow hedging instruments, we recorded $5.1 million to accumulated other comprehensive loss, and an offsetting liability of the same amount for the fair value of these hedging instruments at June 30, 2008.

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

SOURCES AND USES OF CASH

         Cash provided by operating activities was $11.0 million and $11.8 million for the six months ended June 30, 2008 and 2007, respectively.

         Cash used by investing activities was $42.4 million and $11.8 million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, we purchased property and equipment for approximately $18.2 million and acquired the assets and businesses of additional imaging facilities for approximately $23.5 million (see Note 2). We also purchased additional equity interests in joint ventures of $728,000.

         Cash provided by financing activities was $31.4 million for the six months ended June 30, 2008 and cash used in financing activities was $3.2 million for the six months ended June 30, 2007. The cash provided by financing activities for the six months ended June 30, 2008 was primarily related to our borrowing of an additional $35 million as part of our second lien term loan with GE Commercial Healthcare Financial Services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Foreign Currency. We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars. As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

         Interest Rates. A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. Until February 22, 2008, the Applicable Index Margin on each the revolving credit facility and the term loan was 2% and on the second lien term loan was 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which was 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan.

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule l3a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008, the end of the period covered by this quarterly report on Form 10-Q, due to the existence of the material weaknesses in our financial statement close process and our entity level controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the three months ended June 30, 2008, we implemented improvements to our internal controls as explained below:

VALUATION OF ACCOUNTS RECEIVABLE
--------------------------------

         We have formed a Revenue Committee, which includes the participation of the Chief Executive Officer, Chief Financial Officer, Director of Reimbursement Operations and other financial personnel. The Committee meets every month to review the collection statistics applied to monthly and year-to-date gross charges as well as review the collectability of accounts receivable balances as of the end of each month. The Committee has reviewed and analyzed collection run-out statistics and compared cash collections to historical data and trends during the six months ended June 30, 2008. We believe that the implementation of our Revenue Committee enhanced our controls and improved our ability to accurately value our accounts receivable balances.

FIXED ASSET RECORDING
---------------------

         We have assigned additional resources to track, record and depreciate fixed assets. We have scheduled monthly meetings with the purchasing department and monthly calls with the regional controllers and have identified assets when they were delivered to sites and have recorded correct in-service dates during the six months ended June 30, 2008.

LIABILITY FOR MEDICAL MALPRACTICE EXPOSURE
------------------------------------------

         We have engaged a third-party actuary that assisted us in the determination of IBNR as of June 30, 2008 which we used to adjust our IBNR reserve as of June 30, 2008.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         At June 30, 2008, the status of all current legal matters previously disclosed in Part 1, Item 3, of our Form 10-K for the year ended December 31, 2007 is unchanged except:

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

         The putative plaintiff class consists of those persons who purchased or otherwise acquired DVI, Inc. securities between August of 1999 and August of 2003. Plaintiffs allege that in 2000, we acquired from a third party one or more unprofitable imaging centers in order to help DVI conceal the fact that existing DVI loans on the centers were delinquent. Plaintiffs argue that we should have known that DVI was engaging in fraudulent practices to conceal losses, and our alleged "lack of due diligence" in investigating DVI's finances in the course of these acquisitions amounted to complicity in deceptive and misleading practices. We denied all allegations.

         The plaintiff has sent to us a stipulation to dismiss us from the case in consideration of our agreement to waive our claim for costs against the plaintiff. The dismissal is subject to notice to the class and court approval.

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

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual meeting held on May 28, 2008 and adjourned until June 12, 2008 the following occurred:

                a) The following directors were elected:

                                                          For        Withheld
                                                      -----------   ----------
                         Howard G. Berger, M.D.        26,238,386   5,351,710
                         Marvin S. Cadwell             30,887,830     702,266
                         John V. Crues, III, M.D.      26,501,020   5,089,076
                         Norman R. Hames               26,481,193   5,108,903
                         Lawrence L. Levitt            30,871,580     718,516
                         M.L. Sherman, M.D.            31,370,391     219,705
                         David L. Swartz               30,876,430     713,666


                b) The proposal to reincorporate the Company in Delaware was approved:

                                                        Abstentions &
                            For            Against     Broker Non-votes
                        ------------    ------------   ----------------

                         25,009,048          57,690             16,447

                c) In the approved proposal to ratify the appointment of
                   independent accountants the vote was:


                                                        Abstentions &
                            For            Against     Broker Non-votes
                        ------------    ------------   ----------------

                         31,532,431          22,036             35,628

ITEM 5   OTHER INFORMATION

         From February 2007 to April 2008, we issued warrants to certain directors, officers and employees, and to a physician who performs professional services for BRMG, exercisable for an aggregate of 800,000 shares. These warrants have been characterized as nonstatutory stock options granted under our 2006 Equity Incentive Plan, or 2006 plan, in order to comply with the qualitative listing requirements of the NASDAQ Stock Market requiring stockholder approval of the establishment or material amendment of stock option or purchase plans pursuant to which stock may be acquired by officers, directors, employees or consultants. In general, the terms of these warrants are comparable to the terms of nonstatutory stock options granted under the 2006 plan. The 2006 plan at all times had sufficient shares reserved and available for issuance to accommodate these warrants as awards under the 2006 plan. The forms of these warrants are attached to this report as Exhibits 10.2 and 10.3.

         The 2006 plan provides a limit on the aggregate number of shares subject to awards granted during any calendar year to any one awardee. The sole purpose of this limit is to enable awards granted to "covered employees" (defined below) to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. Section 162(m) of the Code places a limit of $1 million on the amount of compensation that we may deduct in any one year with respect to the "covered employees," which are the chief executive officer and the three other most highly paid executive officers (excluding the chief financial officer). Performance-based compensation, in which the material terms of the applicable performance goals have been approved by stockholders, is not subject to this deduction limit. Awards granted under the 2006 plan may constitute performance-based compensation not subject to the deduction limit of
Section 162(m) of the Code. One of the requirements for gains on stock options to qualify as performance-based compensation is that there must be a limit to the number of shares granted to any one individual under the plan. Accordingly, the 2006 plan provides that the maximum number of shares for which awards may be made to any awardee in any calendar year is 125,000, except that in connection with his or her initial service, an awardee may be granted awards covering up to an additional 125,000 shares. We refer to this limit as the Section 162(m) share limit.

         The warrants discussed above were not intended to qualify as performance-based compensation under Section 162(m) of the Code, and two of the warrants granted were in excess of the Section 162(m) share limit. In order to address any ambiguity in the applicability of the Section 162(m) share limit, on August 11, 2008, our Compensation and Management Development Committee and Board approved an amendment to the 2006 plan to clarify that the 162(m) share limit does not apply to awards granted under the 2006 plan that are not intended to qualify as performance-based compensation within the meaning of Section 162(m) of the Code. The amendment was retroactive to the effective date of the 2006 plan, and expressly applied to the two warrants granted in excess of the Section 162(m) limit. The amendment is attached to this report as Exhibit 10.1.

         The foregoing disclosure concerning the amendment to the 2006 plan is provided in lieu of disclosure in Item 1.01 of Form 8-K.

Section 16(a) Beneficial Ownership Reporting and Compliance
-----------------------------------------------------------

         In the course of our review of the warrants discussed above, we discovered certain filings required during 2006 and 2007 under Section 16(a) of the Exchange Act were filed late or filed on the incorrect form. Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Directors Michael L. Sherman, M.D. and Marvin
S. Cadwell each filed late a Form 3 disclosing his respective holdings upon being appointed a director of the Company in January 2007, and each disclosed the grant of a warrant on February 27, 2007 on such Form 3 rather than on a Form
4. Each of such Form 3s was however filed within the time permitted for disclosing such grant on Form 4. Stephen M. Forthuber, our Executive Vice President and Chief Operating Officer for Eastern Operations, filed late a Form 3 disclosing his holdings upon being appointed an executive officer of the Company in November 2006 upon our acquisition of Radiologix, and disclosed the grant of a warrant on April 3, 2007 on such Form 3 rather than on a Form 4. Such Form 3 was however filed within the time permitted for disclosing such grant on Form 4. Based solely on copies of these reports provided to us and written representations that no other reports were required, we believe that except as set forth above, our directors, executive officers and beneficial owners of more than 10% of our common stock met all of the applicable Section 16(a) filing requirements during 2007.

ITEM 6   EXHIBITS

         The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                RADNET, INC.
                                ------------------------------------------------
                                (Registrant)

Date:  August 11, 2008          By  /s/    Howard G. Berger, M.D.
                                    --------------------------------------------
                                    Howard G. Berger, M.D., President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 11, 2008          By  /s/    Mark D. Stolper
                                    --------------------------------------------
                                    Mark D. Stolper, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBIT
  NUMBER       DESCRIPTION
  ------       -----------
   10.1      First amendment to the 2006 Equity Incentive Plan
   10.2 Form of warrant recharacterized as under the 2006 Equity Incentive Plan - Form A
   10.3 Form of warrant recharacterized as under the 2006 Equity Incentive Plan - Form B
   10.4 Warrant To Purchase Shares Of Common Stock between RadNet, Inc. and Derek Bomar, dated January 8, 2007
   10.5 Warrant To Purchase Shares Of Common Stock between Primedex Health Systems, Inc. ("Primedex") and Derek Bomar, dated October 20, 2005
   10.6 Warrant To Purchase Shares Of Common Stock between Primedex and June W. Chen, dated March 14, 2006
   10.7 Warrant To Purchase Shares Of Common Stock between Primedex and John V. Crues, dated June 7, 2005
   10.8 Warrant To Purchase Shares Of Common Stock between Primedex and Lawrence L. Levitt, dated March 28, 2006
   10.9 Warrant To Purchase Shares Of Common Stock between Primedex and Lawrence L. Levitt, dated March 14, 2005
   10.10 Warrant To Purchase Shares Of Common Stock between Primedex and Jeffrey L. Linden, dated April 28, 2006
   10.11 Warrant To Purchase Shares Of Common Stock between Primedex and Jeffrey L. Linden, dated July 30, 2004
   10.12 Warrant To Purchase Shares Of Common Stock between Primedex and Judith G. Rose, dated June 7, 2005
   10.13 Warrant To Purchase Shares Of Common Stock between Primedex and Mark Stolper, dated July 30, 2004
   10.14 Warrant To Purchase Shares Of Common Stock between Primedex and Mark Stolper, dated July 30, 2004
   10.15 Warrant To Purchase Shares Of Common Stock between Primedex and Mark Stolper, dated March 1, 2004
   10.16 Warrant To Purchase Shares Of Common Stock between Primedex and Mark Stolper, dated July 11, 2006
   10.17 Warrant To Purchase Shares Of Common Stock between Primedex and David L. Swartz, dated March 28, 2006
   10.18 Warrant To Purchase Shares Of Common Stock between Primedex and David L. Swartz, dated July 8, 2005
   10.19 Warrant To Purchase Shares Of Common Stock between Primedex and David L. Swartz, dated March 1, 2004
   10.20 Warrant To Purchase Shares Of Common Stock between Primedex and Norman Hames, dated March 27, 2006
   31.1 Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard
             G. Berger, M.D.
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark
             D. Stolper