Form 10-Q
period 2008-09-30
RadNet, Inc.
filed 2008-11-10
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-19019

                                  RADNET, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                 DELAWARE                               13-3326724
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


                 1510 COTNER AVENUE
               LOS ANGELES, CALIFORNIA                           90025
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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No X

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding on November 6, 2008, was 35,786,474 shares.


         Table of Contents

                                               RADNET, INC.

                                                   INDEX


PART I - FINANCIAL INFORMATION  .........................................................................3

         ITEM 1.  FINANCIAL STATEMENTS...................................................................3

                  Consolidated Balance Sheets at September 30, 2008 (unaudited)
                  and December 31, 2007..................................................................3

                  Consolidated Statements of Operations (unaudited) for
                  the Three and Nine Months ended September 30, 2008.....................................4
                  and 2007

                  Consolidated Statement of Stockholders' Deficit (unaudited for the Nine Months ended September 30, 2008...........................................5

                  Consolidated Statements of Cash Flows (unaudited) for
                  the Nine Months Ended September 30, 2008 and 2007......................................6

                  Notes to Consolidated Financial Statements.............................................8

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.............................................................................16

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.............................26

         ITEM 4.  Controls and Procedures................................................................26

PART II - OTHER INFORMATION..............................................................................27

         ITEM 1      Legal Proceedings...................................................................27

         ITEM 1A.   Risk Factors.........................................................................27

         ITEM 5      Other Information...................................................................27

         ITEM 6      Exhibits............................................................................27


SIGNATURES...............................................................................................27

INDEX TO EXHIBITS........................................................................................27

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                                2008           2007
                                                                                              ---------      ---------
                                                                                             (unaudited)
                                                            ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                               $      --      $      18
      Accounts receivable, net                                                                  107,611         87,285
      Refundable income taxes                                                                       103            105
      Prepaid expenses and other current assets                                                  10,881         10,273
                                                                                              ---------      ---------
          Total current assets                                                                  118,595         97,681

PROPERTY AND EQUIPMENT, NET                                                                     201,514        164,097
OTHER ASSETS
      Goodwill                                                                                  105,604         84,395
      Other intangible assets                                                                    56,878         58,908
      Deferred financing costs, net                                                              11,576          9,161
      Investment in joint ventures                                                               18,595         15,036
      Deposits and other                                                                          4,865          4,342
                                                                                              ---------      ---------
          Total other assets                                                                    197,518        171,842
                                                                                              ---------      ---------
          Total assets                                                                        $ 517,627      $ 433,620
                                                                                              =========      =========

                                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                                   $  87,316      $  59,965
      Due to affiliates                                                                           2,323          1,350
      Notes payable                                                                               5,427          3,536
      Current portion of deferred rent                                                               --            195
      Obligations under capital leases                                                           14,393          9,455
                                                                                              ---------      ---------
          Total current liabilities                                                             109,459         74,501
                                                                                              ---------      ---------

LONG-TERM LIABILITIES
      Line of credit                                                                             13,894          4,222
      Deferred rent, net of current portion                                                       7,943          4,394
      Deferred taxes                                                                                277            277
      Notes payable, net of current portion                                                     420,935        382,064
      Obligations under capital lease, net of current portion                                    25,443         22,527
      Other non-current liabilities                                                              13,832         15,259
                                                                                              ---------      ---------
          Total long-term liabilities                                                           482,324        428,743
                                                                                              ---------      ---------

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                                   77            206
STOCKHOLDERS' DEFICIT
      Common stock - $.0001 par value, 200,000,000 shares authorized;
       35,786,474 and 35,239,558 shares issued and outstanding at
       September 30, 2008 and December 31, 2007, respectively                                         4              4
      Paid-in-capital                                                                           151,901        149,631
      Accumulated other comprehensive loss                                                       (3,766)        (4,579)
      Accumulated deficit                                                                      (222,372)      (214,886)
                                                                                              ---------      ---------
       Total stockholders' deficit                                                              (74,233)       (69,830)
                                                                                              ---------      ---------
      Total liabilities and stockholders' deficit                                             $ 517,627      $ 433,620
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




                                             RADNET, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS EXCEPT SHARE DATA)
                                                      (UNAUDITED)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              September 30,                     September 30,
                                                    ------------------------------      ------------------------------
                                                        2007              2008               2008            2007
                                                    ------------      ------------      ------------      ------------

NET REVENUE                                         $    131,717      $    110,209      $    373,861      $    323,051

OPERATING EXPENSES
    Operating expenses                                    99,552            83,546           286,404           245,134
    Depreciation and amortization                         13,083            11,395            39,623            32,352
    Provision for bad debts                                7,065             6,395            20,640            20,810
    Loss on disposal of equipment                          1,525               180             1,495               716
    Severance costs                                          137                30               172               815
                                                    ------------      ------------      ------------      ------------
        Total operating expenses                         121,362           101,546           348,334           299,827
INCOME FROM OPERATIONS                                    10,355             8,663            25,527            23,224
OTHER EXPENSES (INCOME)
    Interest expense                                      12,126            11,596            38,230            32,212
    Other income                                             (79)              (21)             (132)              (72)
                                                    ------------      ------------      ------------      ------------
        Total other expense                               12,047            11,575            38,098            32,140
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
    INTERESTS AND EARNINGS FROM
    JOINT VENTURES                                        (1,692)           (2,912)          (12,571)           (8,916)
    Provision for income taxes                               (14)              (86)             (151)             (115)
    Minority interest in income of subsidiaries              (27)             (198)              (76)             (483)
    Equity in earnings of joint ventures                   1,871             1,103             5,312             3,080
                                                    ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                   $        138      $     (2,093)     $     (7,486)     $     (6,434)
                                                    ============      ============      ============      ============
BASIC NET INCOME (LOSS) PER SHARE                   $       0.00      $      (0.06)     $      (0.21)     $      (0.19)
                                                    ============      ============      ============      ============
DILUTED NET INCOME (LOSS) PER SHARE                 $       0.00      $      (0.06)     $      (0.21)     $      (0.19)
                                                    ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                             35,759,779        34,748,844        35,669,400        34,566,725
                                                    ============      ============      ============      ============
     Diluted                                          37,014,784        34,748,844        35,669,400        34,566,725
                                                    ============      ============      ============      ============

                       The accompanying notes are an integral part of these financial statements.




                                                   RADNET, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)
                                                  (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                  Accumulated
                                                                                                     Other               Total
                                           Common Stock           Paid-in        Assumulated      Comprehensive      Stockholders'
                                       Shares       Amount        Capital          Deficit            Loss             Deficit
                                     ----------     ------      ------------     ------------      ------------      ------------

BALANCE - DECEMBER 31, 2007          35,239,558     $    4      $    149,631     $   (214,886)     $      4,579)     $    (69,830)
   Issuance of common stock upon
      exercise of options/warrants      546,916          --              383               --                --               383
   Share-based compensation                  --          --            1,887               --                --             1,887
   Change in fair value of
    cash flow hedge                          --          --               --               --               813               813
   Net loss                                  --          --               --           (7,486)               --            (7,486)
   Comprehensive loss                                                                                                      (6,673)
                                     ----------     ------      ------------     ------------      ------------      ------------
BALANCE - SEPTEMBER 30, 2008         35,786,474     $    4      $    151,901     $   (222,372)     $     (3,766)     $    (74,233)
                                     ==========     ======      ============     ============      ============      ============

                                     The accompanying notes are an integral part of these financial statements.





                          RADNET, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
                                   (unaudited)


                                                                     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  2008          2007
                                                                --------      --------
 OPERATING ACTIVITIES
     Net loss                                                   $ (7,486)     $ (6,434)

     Adjustments to reconcile net loss to net cash
       provided by operating activities:
      Depreciation and amortization                               39,623        32,352
     Provision for bad debts                                      20,640        20,810
     Minority interest in income of subsidiaries                      76           483
     Distributions to minority interests                            (205)         (740)
     Equity in earnings of joint ventures                         (5,312)       (3,080)
     Distributions from joint ventures                             2,334         3,572
     Deferred rent                                                 3,071           638
     Amortization of deferred financing costs                      1,862         1,191
     Loss on disposal of equipment                                 1,495           716
     Share-based compensation                                      1,887         2,883
     Changes in operating assets and liabilities,
       net of assets acquired and liabilities
       assumed in purchase transactions:
         Accounts receivable                                     (37,619)      (40,776)
         Refundable income taxes                                      --         6,359
         Other current assets                                        259        (1,478)
         Other assets                                               (282)        1,815
         Accounts payable and accrued expenses                     1,793         2,389
                                                                --------      --------
           Net cash provided by operating activities              22,136        20,700
                                                                --------      --------
 INVESTING ACTIVITIES
     Purchase of imaging facilities                              (28,649)      (15,665)
     Purchase of property and equipment                          (20,950)      (19,439)
     Purchase of Radiologix, net of cash acquired                     --          (370)
     Purchase of equity interest in joint ventures                  (728)           --
     Proceeds from sale of equipment                                 166         1,300
     Purchase of covenant not to compete contract                     --          (250)
     Payments collected on notes receivable                           --           111
                                                                --------      --------
          Net cash used in investing activities                  (50,161)      (34,313)
                                                                --------      --------
FINANCING ACTIVITIES
     Principal payments on notes and leases payable              (13,976)       (7,159)
     Proceeds from borrowings on credit facility                  35,000        28,865
     Proceeds from borrowings on notes and revolving credit
        facility                                                  10,877            --
     Deferred financing costs                                     (4,277)       (1,167)
     Change in restricted cash                                                  (6,909)
     Payments on line of credit                                       --        (3,787)
     Proceeds from issuance of common stock                          383           549
                                                                --------      --------
          Net cash provided by financing activities               28,007        10,392
                                                                --------      --------
 NET DECREASE IN CASH                                                (18)       (3,221)
 CASH, BEGINNING OF PERIOD                                            18         3,221
                                                                --------      --------
 CASH, END OF PERIOD                                            $     --      $     --
                                                                ========      ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                   $ 36,529      $ 30,953
                                                                ========      ========

        The accompanying notes are an integral part of these financial statements.

                          RADNET, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       We entered into capital leases for approximately $21.4 million and $16.6 million, excluding capital leases assumed in acquisitions, during the nine months ended September 30, 2008 and 2007, respectively. We also acquired capital equipment for approximately $19.1 million during the nine months ended September 30, 2008 that we had not paid for as of September 30, 2008. The offsetting amount due is recorded in our consolidated balance sheet under accounts payable and accrued expenses.

       Detail of non-cash investing and financing activity related to acquisitions can be found in Note 2.

                           RADNET, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

         RadNet, Inc. or RadNet (formerly Primedex Health Systems, Inc.) ("we" or the "Company") was incorporated on October 21, 1985 in New York. On September 3, 2008, we reincorporated in the state of Delaware. We operate a group of regional networks comprised of 165 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

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

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. The operations of BRMG are consolidated with the Company as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

         At a portion of our centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees. Our management service fees are included in net revenue in the consolidated statement of operations and totaled $8.7 million and $7.5 million, for the three months ended September 30, 2008 and 2007, respectively, and $24.9 and $23.1 for the nine months ended September 30, 2008 and 2007, respectively. We have no financial controlling interest in the contracted radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods ended September 30, 2008 and 2007 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital balance of $9.1 million and $23.2 million at September 30, 2008 and December 31, 2007, respectively. We had net income of $138,000 and a net loss of $7.5 million for the three and nine months ended September 30, 2008, respectively. We had net losses of $2.1 million and $6.4 million for the three and nine months ended September 30, 2007, respectively. We also had a stockholders' deficit of $74.2 million and $69.8 million at September 30, 2008 and December 31, 2007, respectively.

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

                  |X|      Expanding our networks.

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

         On February 22, 2008, we secured a second incremental $35 million ("Second Incremental Facility") of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the first lien term loan or revolving credit facility may be increased by up to an additional $40 million sometime in the future. As part of the transaction, partly due to a material drop in LIBOR since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% for the revolving credit facility and the term loan to 9% from 6% for the second lien term loan. The additions to our existing credit facilities are intended to provide capital for near-term opportunities and future expansion.

NOTE 2 - FACILITY ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

         On August 15, 2008, we acquired the women's imaging practice of Parvis Gamagami, M.D., Inc. in Van Nuys, CA for $600,000. Upon acquisition, we relocated the practice to a nearby center we recently acquired from InSight Health in Encino, CA. We rebranded the InSight center as the Encino Breast Care Center, and focused it on Digital Mammography, Ultrasound, MRI and other modalities pertaining to women's health. We have allocated the full purchase price of $600,000 to goodwill.

         On July 23, 2008, we acquired the assets and business of NeuroSciences Imaging Center in Newark, Delaware for $4.5 million in cash. The center, which performs MRI, CT, Bone Density, X-ray, Fluoroscopy and other specialized procedures, is located in a highly specialized medical complex called the Neuroscience and Surgery Institute of Delaware. The acquisition complements our recent purchase of the Papastavros Associates Imaging centers completed in March, 2008. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $2.6 million of goodwill was recorded with respect to this transaction.

         On June 18, 2008, we acquired the assets and business of Ellicott Open MRI for the assumption of approximately $181,000 of capital lease debt. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and no goodwill was recorded with respect to this transaction.

         On June 2, 2008, we acquired the assets and business of Simi Valley Advanced Medical, a Southern California based multi-modality imaging center, for the assumption of capital lease debt of $1.7 million. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $313,000 of goodwill was recorded with respect to this transaction.

         On April 15, 2008, we acquired the net assets of five Los Angeles area imaging centers from InSight Health Corp. We completed the purchase of a sixth center in Van Nuys, CA from Insight Health Corp. on June 2, 2008. The total purchase price for the six centers was $8.5 million in cash. The centers provide a combination of imaging modalities, including MRI, CT, X-ray, Ultrasound and Mammography. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

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

         On March 12, 2008, we acquired the net assets and business of Papastavros Associates Medical Imaging for $9.0 million in cash and the assumption of capital leases of $337,000. Founded in 1958, Papastavros Associates Medical Imaging is one of the largest and most established outpatient imaging practices in Delaware. The 12 Papastavros centers offer a combination of MRI, CT, PET, nuclear medicine, mammography, bone densitometry, fluoroscopy, ultrasound and X-ray. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $3.4 million of goodwill, and $1.2 million for covenants not to compete, was recorded with respect to this transaction. In September 2008, we retired two MRI units from this acquisition and reclassified them to Other Current Assets on our consolidated balance sheet as of September 30, 2008, as assets held for sale. The amount reclassified was approximately $425,000 and is what we expect to receive upon completion of the sale of these assets during the fourth quarter of 2008.

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

         In September 2007, we acquired the assets and business of three facilities comprising Valley Imaging Center, Inc. located in Victorville, CA for $3.3 million in cash plus the assumption of approximately $866,000 of debt. The acquired centers offer a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. The physician who provided the interpretive radiology services to these three locations joined BRMG. The leased facilities associated with these centers includes a total monthly rental of approximately $18,000. Approximately $3.0 million of goodwill was recorded with respect to this transaction. Also, $150,000 was recorded for the fair value of a covenant not to compete contract.

         In September 2007, we acquired the assets and business of Walnut Creek Open MRI located in Walnut Creek, CA for $225,000. The center provides MRI services. The leased facility associated with this center includes a monthly rental of approximately $6,800 per month. Approximately $50,000 of goodwill was recorded with respect to this transaction.

         In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.6 million in cash plus the assumption of approximately $2.4 million of debt. Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. After combining the Borg centers with RadNet's existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester. The leased facilities associated with these centers includes a total monthly rental of approximately $71,000 per month. Approximately $9.0 million of goodwill was recorded with respect to this transaction. Also, $1.4 million was recorded for the fair value of covenant not to compete contracts.

         In March 2007, we acquired the assets and business of Rockville Open MRI, located in Rockville, Maryland, for $540,000 in cash and the assumption of a capital lease of $1.1 million. The center provides MRI services. The center is 3,500 square feet with a monthly rental of approximately $8,400 per month. Approximately $365,000 of goodwill was recorded with respect to this transaction.

DIVESTITURES

         In December 2007, we sold 24% of a 73% investment in one of our consolidated joint ventures for approximately $2.3 million reducing our ownership to 49%. As a result of this transaction, we no longer consolidate this joint venture. Accordingly, our consolidated balance sheet at December 31, 2007 includes this 49% interest as a component of our total investment in non-consolidated joint ventures where it is accounted for under the equity method. The amounts eliminated from our consolidated balance sheet as a result of the deconsolidation were not material. Since the deconsolidation occurred at the end of 2007, no significant amounts were eliminated from our statement of operations.

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


 NOTE 3 - INCOME (LOSS) PER SHARE

         Income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, as follows (in thousands except share and per share data):


                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                    -----------------------------      ------------------------------
                                                        2008             2007              2008              2007
                                                    ------------     ------------      ------------      ------------
                                                             (unaudited)                        (unaudited)

Net Income (loss)                                   $        138     $     (2,093)     $     (7,486)     $     (6,434)

BASIC INCOME (LOSS) PER SHARE
Weighted average number of common shares
 outstanding during the period                        35,759,779       34,748,844        35,669,400        34,566,725
                                                    ------------     ------------      ------------      ------------

Basic income (loss) per share                       $       0.00     $      (0.06)     $      (0.21)     $      (0.19)
                                                    ------------     ------------      ------------      ------------
DILUTED INCOME (LOSS) PER SHARE
Weighted average number of common
 shares outstanding during the period                 35,759,779       34,748,844        35,669,400        34,566,725
                                                    ------------     ------------      ------------      ------------
Add additional shares issuable upon
 exercise of stock options and warrants                1,255,005               --                --                --
                                                    ------------     ------------      ------------      ------------
Weighted average number of common shares
 used in calculating diluted earnings per share       37,014,784       34,748,844        35,669,400        34,566,725
                                                    ------------     ------------      ------------      ------------

Diluted income (loss) per share                     $       0.00     $      (0.06)     $      (0.21)     $      (0.19)
                                                    ------------     ------------      ------------      ------------


         For the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.

NOTE 4 - INVESTMENT IN JOINT VENTURES

         We have nine unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. Investment in joint ventures increased $3.6 million to $18.6 million at September 30, 2008 compared to $15.0 million at December 31, 2007. This increase is primarily related to our purchase of an additional $728,000 of share holdings in joint ventures that were existing as of December 31, 2007 as well as our equity earnings of $5.3 million for the nine months ended September 30, 2008, offset by $2.4 of distributions received during the period.

         We received management service fees from the centers underlying these joint ventures of approximately $1.7 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively, and $5.6 million and $3.6 million for the nine months ended September 30, 2008 and 2007, respectively.

         The following table is a summary of key financial data for these joint ventures as of and for the nine months ended September 30, 2008 and 2007 (in thousands):

                                                                                    SEPTEMBER 30,
                                                                               ----------------------
Balance Sheet Data:                                                              2008          2007
                                                                               --------      --------
Current assets                                                                 $ 23,029      $ 15,531
Noncurrent assets                                                                24,015        11,345
Current liabilities                                                              (4,560)       (2,018)
Noncurrent liabilities                                                           (8,699)         (558)
                                                                               --------      --------
   Total net assets                                                            $ 33,785      $ 24,300
                                                                               ========      ========
          Book value of Radnet joint venture interests                         $ 15,212      $  9,633
          Cost in excess of book value of acquired joint venture interests        3,383            --
                                                                               --------      --------
             Total value of Radnet joint venture interests                     $ 18,595      $  9,633
                                                                               ========      ========

             Total book value of other joint venture partner interests         $ 18,573      $ 14,667
                                                                               ========      ========

          Net revenue                                                          $ 60,196      $ 44,080
          Net income                                                           $ 13,386      $  9,669


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

         As of September 30, 2008, 642,500, or approximately 39.2%, of all the outstanding stock options and warrants under our option plans are fully vested. During the nine months ended September 30, 2008, we granted options and warrants to acquire 545,000 shares of common stock.

         We have issued warrants outside the plan under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services. All warrants issued to employees, directors and consultants after our February 2007 listing on the NASDAQ Global Market have been characterized as awards under the 2006 plan. All warrants outside the plan are issued with an exercise price equal to the fair market value of the underlying common stock on the date of grant. The warrants expire from five to seven years from the date of grant. Vesting terms are determined by the board of directors or the compensation committee of the board of directors at the date of grant.

         As of September 30, 2008, 2,741,237, or approximately 80.4%, of all the outstanding warrants outside the 2006 plan are fully vested. During the nine months ended September 30, 2008, we did not grant any warrants outside the 2006 plan.

         The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

         The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):


                                             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                2008                        2007
                                      --------------------------   ---------------------------
                                        IMPACT OF EQUITY-BASED      IMPACT NOF EQUITY-BASED
                                            COMPENSATION                   COMPENSATION
                                      AS REPORTED   COMPENSATION   AS REPORTED    COMPENSATION
                                      -----------   ------------   -----------    -------------
Income from operations                  $ 1,355     $  (831)         $ 8,663       $  (281)
Income (loss) before income tax         $   152     $  (831)         $(2,007)      $  (281)
Net income (loss)                       $   138     $  (831)         $(2,093)      $  (281)
Net basic income (loss) per share       $  0.00     $  0.02)         $  0.06)      $ (0.01)
Net diluted income (loss) per share     $  0.00     $  0.02)         $  0.06)      $ (0.01)



                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                2008                        2007
                                      --------------------------   ---------------------------
                                        IMPACT OF EQUITY-BASED      IMPACT NOF EQUITY-BASED
                                            COMPENSATION                   COMPENSATION
                                      AS REPORTED   COMPENSATION   AS REPORTED    COMPENSATION
                                      -----------   ------------   -----------    -------------
Income from operations                  $ 25,527    $ (1,887)        $ 23,224       $ (2,883)
Loss before income tax                  $ (7,335)   $ (1,887)        $ (6,319)      $ (2,883)
Net loss                                $ (7,486)   $ (1,887)        $ (6,434)      $ (2,883)
Net basic loss per share                $  (0.21)   $  (0.05)        $  (0.19)      $  (0.08)
Net diluted loss per share              $  (0.21)   $  (0.05)        $  (0.19)      $  (0.08)


       The following summarizes all of our option and warrant activity for the nine months ended September 30, 2008:

                                                                             WEIGHTED AVERAGE
                                                     WEIGHTED AVERAGE            REMAINING        AGGREGATE
 OUTSTANDING OPTIONS AND WARRANTS                     EXERCISE PRICE         CONTRACTUAL LIFE     INTRINSIC
       UNDER THE 2006 PLAN              SHARES       PER COMMON SHARE           (IN YEARS)          VALUE
       -------------------              ------       ----------------           ----------          -----

Balance, December 31, 2007             1,165,250      $   5.74
Granted                                  545,000          7.76
Exercised                                (50,250)         1.44
Canceled or expired                      (19,000)         7.69
                                       --------
Balance, September 30, 2008            1,641,000      $   6.52                      4.92          $  467,240
                                       ========
Exercisable at September 30, 2008        642,500      $   5.69                      1.58          $  467,240
                                       ========



                                                                              WEIGHTED AVERAGE
                                                   WEIGHTED AVERAGE              REMAINING        AGGREGATE
       NON-PLAN                                       EXERCISE PRICE          CONTRACTUAL LIFE    INTRINSIC
 OUTSTANDING WARRANTS                   SHARES       PER COMMON SHARE           (IN YEARS)          VALUE
 --------------------                   ------       ----------------           ----------          -----

Balance, December 31, 2007             3,996,667      $   1.85
Granted                                       --            --
Exercised                               (496,666)         1.06
Canceled or expired                      (90,430)         1.42
                                       --------
Balance, September 30, 2008            3,409,571      $   1.96                    3.13            $ 7,546,359
                                       ========
Exercisable at September 30, 2008      2,741,237      $   1.37                    2.51            $ 7,343,675
                                       ========

         The aggregate intrinsic value in the table above represents the difference between our closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options and warrants on September 30, 2008. Total intrinsic value of options and warrants exercised during the nine months ended September 30, 2008 was approximately $3.9 million. As of September 30, 2008, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $5.8 million, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

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

         The following is the weighted average data used to calculate the fair value:



                                   RISK-FREE          EXPECTED     EXPECTED          EXPECTED
                                  INTEREST RATE         LIFE      VOLATILITY        DIVIDENDS
                                  -------------         ----      ----------        ---------

           September 30, 2008         2.75%           3.7 years     74.68%               --
           September 30, 2007         4.64%           4.1 years     94.65%               --


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

         The weighted-average grant date fair value of stock options and warrants granted during the nine months ended September 30, 2008 and 2007 was $4.20 and $3.80, respectively.

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

         The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At September, 30, 2008 the fair value of these swaps of $4.3 million was determined using Level 2 inputs and is included in other non-current liabilities.

NOTE 7 - SUBSEQUENT EVENTS

         At the close of business on Oct 31, 2008 we acquired the assets of Middletown Imaging located in Middletown, Delaware for $1,450,000 of which $1,239,602 consisted of the assumption of existing equipment debt with the balance paid in cash. The facility offers MRI, CT and ultrasound.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

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

         We operate a group of regional networks comprised of 165 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

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

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. The operations of BRMG are consolidated with the Company as a result of the contractual and operational relationship among BRMG, Dr. Berger, and us. We are considered to have a controlling financial interest in BRMG pursuant to the guidance in Emerging Issues Task Force Issue 97-2 (EITF 97-2). BRMG is a partnership of Pronet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee.

         At a portion of our centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.

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

                          RADNET, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                     ------------------    -------------------
                                                       2007       2008       2008       2007
                                                     -------    -------    -------    -------
NET REVENUE                                            100.0%     100.0%     100.0%     100.0%

OPERATING EXPENSES
     Operating expenses                                 75.8%      76.6%      75.6%      75.9%
     Depreciation and amortization                      10.3%      10.6%       9.9%      10.0%
     Provision for bad debts                             5.8%       5.5%       5.4%       6.4%
     Loss on disposal of equipment                       0.2%       0.4%       1.2%       0.2%
     Severance costs                                     0.0%       0.0%       0.1%       0.3%
                                                     -------    -------    -------    -------
          Total operating expenses                      92.1%      93.2%      92.1%      92.8%


INCOME FROM OPERATIONS                                   7.9%       6.8%       7.9%       7.2%

OTHER EXPENSES (INCOME)
     Interest expense                                   10.5%      10.2%       9.2%      10.0%
     Other income                                        0.0%       0.0%      -0.1%       0.0%
                                                     -------    -------    -------    -------
          Total other expense                           10.5%      10.2%       9.1%       9.9%

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
     INTERESTS AND EARNINGS FROM
     JOINT VENTURES                                    -2.6%       -3.4%      -1.3%      -2.8%
     Provision for income taxes                        -0.1%        0.0%       0.0%       0.0%
     Minority interest in income of subsidiaries       -0.2%        0.0%       0.0%      -0.1%
     Equity in earnings of joint ventures               1.0%        1.4%       1.4%       1.0%
                                                     -------    -------    -------    -------
NET INCOME (LOSS)                                      -1.9%      -2.0%        0.1%     -2.0%
                                                     -------    -------    -------    -------


THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

NET REVENUE

         Net revenue for the three months ended September 30, 2008 was $131.7 million compared to $110.2 million for the three months ended September 30, 2007, an increase of $21.5 million, or 19.5%.

         Net revenue, including only those centers which were in operation throughout the third quarters of both 2008 and 2007 increased $6.0 million, or 5.6%. This 5.6% increase is mainly due to an increase in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to June 30, 2007. For the three months ended September 30, 2008, net revenue from centers that were acquired subsequent to June 30, 2007 and excluded from the above comparison (see Note 2) was $18.3 million. Contributing to the net revenue of the third quarter ended September 30, 2007 and excluded from the above comparison was $2.8 million from centers that were divested and were not operational in the third quarter ended September 30, 2008.

OPERATING EXPENSES

         Operating expenses for the three months ended September 30, 2008 increased approximately $19.8 million, or 19.5%, from $101.6 million for the three months ended September 30, 2007 to $121.4 million for the three months ended September 30, 2008. The following table sets forth our operating expenses for the three months ended June 30, 2008 and 2007 (in thousands):

                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ---------------------
                                                   2008         2007
                                                 --------     --------

     Salaries and professional reading fees,
     excluding stock compensation                $ 54,217     $ 45,053
     Share-based compensation                         831          281
     Building and equipment rental                 10,968       10,927
     General administrative expenses               33,536       27,285
                                                 --------     --------

     Operating expenses                            99,552       83,546

     Depreciation and amortization                 13,083       11,395
     Provision for bad debts                        7,065        6,395
     Loss on disposal of equipment                  1,525          180
     Severance costs                                  137           30
                                                 --------     --------

     Total operating expenses                    $121,362     $101,546
                                                 ========     ========

SALARIES AND PROFESSIONAL READING FEES, EXCLUDING STOCK COMPENSATION AND
SEVERANCE

         Salaries and professional reading fees increased $9.2 million, or 20.3%, to $54.2 million for the three months ended September 30, 2008 compared to $45.0 million for the three months ended September 30, 2007.

         Salaries and professional reading fees, including only those centers which were in operation throughout the third quarters of both 2008 and 2007, increased $2.8 million, or 6.3%. This 6.3% increase is primarily due to increased salaries and staffing to support the revenue growth of these existing imaging centers. This comparison excludes contributions from centers that were acquired or divested subsequent to June 30, 2007. For the three months ended September 30, 2008, salaries and professional reading fees from centers that were acquired subsequent to June 30, 2007 and excluded from the above comparison (see Note 2) was $6.8 million. Contributing to the salaries and professional reading fees of the third quarter ended September 30, 2007 and excluded from the above comparison was $460,000 from centers that were divested and were not operational in the third quarter ended September 30, 2008.

SHARE-BASED COMPENSATION

         Share-based compensation increased $550,000, or 195.7%, to $831,000 for the three months ended September 30, 2008 compared to $281,000 for the three months ended September 30, 2007. The increase is primarily due to additional options granted during the second half of 2007 and the first half of 2008.

BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $41,000, or 0.4%, to $11.0 million for the three months ended September 30, 2008 compared to $10.9 million for the three months ended September 30, 2007.

         Building and equipment rental expenses, including only those centers which were in operation throughout the third quarters of both 2008 and 2007, decreased $918,000, or 8.6%. This 8.6% decrease is primarily due to the conversion of certain equipment leases contracts from operating to capital leases. This comparison excludes contributions from centers that were acquired or divested subsequent to June 30, 2007. For the three months ended September 30, 2008, building and equipment rental expenses from centers that were acquired subsequent to June 30, 2007 and excluded from the above comparison (see Note 2) was $1.3 million. Contributing to the building and equipment rental expenses of the third quarter ended September 30, 2007 and excluded from the above comparison was $303,000 from centers that were divested and were not operational in the third quarter ended September 30, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement as a percentage of net revenue. Overall, general and administrative expenses increased $6.3 million, or 22.9%, for the three months ended September 30, 2008 compared to the previous period. The increase is in line with our increase in procedure volumes at both existing centers as well as newly acquired centers.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $1.7 million, or 14.8%, to $13.1 million for the three months ended September 30, 2008 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

PROVISION FOR BAD DEBTS

         Provision for bad debts increased $670,000, or 10.5%, to $7.1 million, or 5.3% of net revenue, for the three months ended September 30, 2008 compared to $6.4 million, or 5.8% of net revenue, for the three months ended September 30, 2007. The decrease in our provision for bad debts as a percentage of revenue is primarily due to an increase in collection performance and the completion of our billing system implementation which began in the first quarter of 2007.

LOSS ON DISPOSAL OF EQUIPMENT

         Loss on disposal of equipment was $1.5 million and $180,000 for the three months ended September 30, 2008 and 2007, respectively. The loss on disposal in 2008 and 2007 primarily related to assets acquired in our November 2006 purchase of Radiologix.

SEVERANCE COSTS

         During the three months ended September 30, 2008, we recorded severance costs of $137,000 compared to $30,000 recorded during the three months ended September 30, 2007. In each period, these costs were primarily associated with the integration of Radiologix and other acquired operations.

INTEREST EXPENSE

         Interest expense for the three months ended September 30, 2008 increased approximately $530,000, or 4.6%, from the same period in 2007. Included in interest expense for the three months ended September 30, 2008 and 2007 is amortization of deferred loan costs of $669,000 and $498,000, respectively as well as realized gains on our fair value hedges of $1.3 million for the three months ended September 30, 2008 and realized losses of $712,000 in 2007, respectively. The increase in interest expense exclusive of adjustments for our fair value hedges is primarily due to the $60 million increase in Term Loans B & C and increased borrowing on the line of credit.

INCOME TAX EXPENSE

         For the three months ended September 30, 2008, we recorded $14,000 in income tax expense related to certain state tax obligations of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

         For the three months ended September 30, 2008, we recognized equity in earnings from unconsolidated joint ventures of $1.9 million compared to $1.1 million for the three months ended September 30, 2007. This increase is due to our purchase of additional equity interests in certain existing joint ventures as well as the deconsolidation in the fourth quarter of 2007of a previously consolidated joint venture increasing the number of our consolidated joint ventures from eight to nine.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

NET REVENUE

         Net revenue for the nine months ended September 30, 2008 was $373.9 million compared to $323.1 million for the nine months ended September 30, 2007, an increase of $50.8 million, or 15.7%.

         Net revenue, including only those centers which were in operation throughout the first nine months of both 2008 and 2007, increased $15.8 million, or 4.9%. This 4.9% increase is mainly due to an increase in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2007. For the nine months ended September 30, 2008, net revenue from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison (see Note 2) was $48.3 million. For the nine months ended September 30, 2007, net revenue from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison (see Note 2) was $4.2 million. Also excluded was $9.1 million from centers that were divested subsequent to January 1, 2007.

OPERATING EXPENSES

         Operating expenses for the nine months ended September 30, 2008 increased approximately $48.5 million, or 16.2%, from $299.8 million for the nine months ended September 30, 2007 to $348.3 million for the nine months ended September 30, 2008. The following table sets forth our operating expenses for the nine months ended September 30, 2008 and 2007 (in thousands):

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                 ---------------------
                                                    2008         2007
                                                 --------     --------

     Salaries and professional reading fees,
     excluding stock compensation                 $157,27     $131,214
     Share-based compensation                       1,887        2,883
     Building and equipment rental                 31,860       31,033
     General administrative expenses               95,378       79,884
     NASDAQ one-time listing fee                       --          120
                                                 --------     --------
     Operating expenses                           286,404      245,134

     Depreciation and amortization                 39,623       32,352
     Provision for bad debts                       20,640       20,810
     Loss on disposal of equipment                  1,495          716
     Severance costs                                  172          815
                                                 --------     --------
     Total operating expenses                    $348,334     $299,827
                                                 ========     ========

SALARIES AND PROFESSIONAL READING FEES, EXCLUDING STOCK COMPENSATION AND
SEVERANCE

         Salaries and professional reading fees increased $26.1 million, or 19.9%, to $157.3 million for the nine months ended September 30, 2008 compared to $131.2 million for the nine months ended September 30, 2007.

         Salaries and professional reading fees, including only those centers which were in operation throughout the first nine months of both 2008 and 2007, increased $12.3 million, or 9.4%. This 9.4% increase is primarily due to increased salaries and staffing to support the revenue growth of these existing imaging centers. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2007. For the nine months ended September 30, 2008, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison (see Note 2) was $17.5 million. For the nine months ended September 30, 2007, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison (see Note
2) was $1.1 million. Also excluded was $2.6 million from centers that were divested subsequent to January 1, 2007.

SHARE-BASED COMPENSATION

         Share-based compensation decreased $1.0 million, or 34.6%, to $1.9 million for the nine months ended September 30, 2008 compared to $2.9 million for the nine months ended September 30, 2007. Share-based compensation for the nine months ended September 30, 2007 included $1.7 million of additional stock based compensation expense as a result of the acceleration of vesting of certain warrants.

BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $827,000, or 2.7%, to $31.9 million for the nine months ended September 30, 2008 compared to $31.1 million for the nine months ended September 30, 2007.

         Building and equipment rental expenses, including only those centers which were in operation throughout the first nine months of both 2008 and 2007, decreased $2.0 million, or 6.5%. This 6.5% decrease is primarily due to the conversion of certain equipment leases contracts from operating to capital leases. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2007. For the nine months ended September 30, 2008, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison (see Note
2) was $4.4 million. For the nine months ended September 30, 2007, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison (see Note 2) was $561,000. Also excluded was $987,000 from centers that were divested subsequent to January 1, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement as a percentage of net revenue. Overall, general and administrative expenses increased $15.5 million, or 19.4%, for the nine months ended September 30, 2008 compared to the previous period. The increase is in line with our increase in procedure volumes at both existing centers as well as newly acquired centers.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased $7.3 million, or 22.5%, to $39.6 million for the nine months ended September 30, 2008 when compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers and newly acquired centers.

PROVISION FOR BAD DEBTS

         Provision for bad debts decreased $170,000, or 0.8%, to $20.6 million, or 5.5% of net revenue, for the nine months ended September 30, 2008 compared to $20.8 million, or 6.4% of net revenue, for the nine months ended September 30, 2007. The decrease in our provision for bad debts as a percentage of revenue is primarily due to an increase in collection performance and the completion of our billing system implementation which began in the first quarter of 2007.

LOSS ON DISPOSAL OF EQUIPMENT

         Loss on disposal of equipment was $1.5 million and $716,000 for the nine months ended September 30, 2008 and 2007, respectively. The loss on disposal in 2008 and 2007 primarily related to assets acquired in our November 2006 purchase of Radiologix.

SEVERANCE COSTS

         During the nine months ended September 30, 2008, we recorded severance costs of $172,000 compared to $815,000 recorded during the nine months ended September 30, 2007. In each period, these costs were primarily associated with the integration of Radiologix and other acquired operations.

INTEREST EXPENSE

         Interest expense for the nine months ended September 30, 2008 increased approximately $6.0 million, or 18.7%, from the same period in 2007. The increase is primarily due to the $60 million increase in Term Loans B & C and increased borrowing on the line of credit. Also included in interest expense for the nine months ended September 30, 2008 and 2007 is amortization of deferred loan costs of $1.5 million and $1.5 million, respectively, as well as realized gains of $1.0 million and realized losses of $155,000 on our fair value hedges for the nine months ended September 30, 2008 and 2007, respectively.

INCOME TAX EXPENSE

         For the nine months ended September 30, 2008 and 2007, we recorded $151,000 and $115,000, respectively, for income tax expense related to certain state tax obligations of Radiologix.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

         For the nine months ended September 30, 2008, we recognized equity in earnings from unconsolidated joint ventures of $5.3 million compared to $3.1 million for the nine months ended September 30, 2007. This increase is due to our purchase of additional equity interests in certain existing joint ventures as well as the deconsolidation in the fourth quarter of 2007of a previously consolidated joint venture increasing the number of our consolidated joint ventures from eight to nine.

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

         On February 22, 2008, we secured a second incremental $35 million ("Second Incremental Facility") of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the first lien term loan or revolving credit facility may be increased by up to an additional $40 million sometime in the future. As part of the transaction, partly due to the drop in LIBOR of over 2.00% since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% for the revolving credit facility and first lien term loan and to 9.0% for the second lien term loan. The additions to our existing credit facilities are intended to provide capital for near-term opportunities and future expansion.

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

         The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. Of the derivatives that were not designated as cash flow hedging instruments, we recorded a decrease to interest expense of approximately $1.0 million, and an increase to interest expense of $155,000 for the nine months ended September 30, 2008 and 2007, respectively. The corresponding liability of approximately $500,000 is included in the other non-current liabilities in the consolidated balance sheets at September 30, 2008. Of the derivatives that were designated as cash flow hedging instruments, we recorded $3.8 million to accumulated other comprehensive loss, and an offsetting liability of the same amount for the fair value of these hedging instruments at September 30, 2008.

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

SOURCES AND USES OF CASH

         Cash provided by operating activities was $22.1 million and $20.7 million for the nine months ended September 30, 2008 and 2007, respectively.

         Cash used in investing activities was $50.2 million and $34.3 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, we purchased property and equipment for approximately $21.0 million and acquired the assets and businesses of additional imaging facilities for approximately $28.7 million (see Note 2). We also purchased additional equity interests in joint ventures totaling $728,000.

         Cash provided by financing activities was $28.0 million and $10.4 million for the nine months ended September 30, 2008 and 2007, respectively. The cash provided by financing activities for the nine months ended September 30, 2008 was primarily related to our borrowing of an additional $35 million as part of our second lien term loan with GE Commercial Healthcare Financial Services as well as additional borrowings on our line of credit.

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

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule l3a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008, the end of the period covered by this quarterly report on Form 10-Q, due to the existence of material weaknesses in our financial statement close process and our entity level controls.

PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         At September 30, 2008, the status of all current legal matters previously disclosed in Part 1, Item 3, of our Form 10-K for the year ended December 31, 2007 is unchanged except:

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

         We and the plaintiff have executed a stipulation to dismiss us from the case in consideration of our agreement to waive our claim for costs against the plaintiff. The dismissal is subject to notice to the class and court approval.

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

         None


ITEM 6   EXHIBITS

         The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RADNET, INC.

                                     (Registrant)

Date:  November 10, 2008             By  /s/ Howard G. Berger, M.D.
                                         ------------------------------------
                                             Howard G. Berger, M.D., President
                                             and Chief Executive Officer
                                             (Principal Executive Officer)


Date:  November 10, 2008             By  /s/ Mark D. Stolper
                                         ------------------------------------
                                             Mark D. Stolper, Chief Financial
                                             Officer(Principal Financial and
                                             Accounting Officer)

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