Form 10-Q/A
period 2008-09-30
RadNet, Inc.
filed 2008-11-10
CIK 790526

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

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




                                             RADNET, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS EXCEPT SHARE DATA)
                                                      (UNAUDITED)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              September 30,                     September 30,
                                                    ------------------------------      ------------------------------
                                                        2008              2007               2008            2007
                                                    ------------      ------------      ------------      ------------

NET REVENUE                                         $    131,717      $    110,209      $    373,861      $    323,051

OPERATING EXPENSES
    Operating expenses                                    99,552            83,546           286,404           245,134
    Depreciation and amortization                         13,083            11,395            39,623            32,352
    Provision for bad debts                                7,065             6,395            20,640            20,810
    Loss on disposal of equipment                          1,525               180             1,495               716
    Severance costs                                          137                30               172               815
                                                    ------------      ------------      ------------      ------------
        Total operating expenses                         121,362           101,546           348,334           299,827
INCOME FROM OPERATIONS                                    10,355             8,663            25,527            23,224
OTHER EXPENSES (INCOME)
    Interest expense                                      12,126            11,596            38,230            32,212
    Other income                                             (79)              (21)             (132)              (72)
                                                    ------------      ------------      ------------      ------------
        Total other expense                               12,047            11,575            38,098            32,140
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
    INTERESTS AND EARNINGS FROM
    JOINT VENTURES                                        (1,692)           (2,912)          (12,571)           (8,916)
    Provision for income taxes                               (14)              (86)             (151)             (115)
    Minority interest in income of subsidiaries              (27)             (198)              (76)             (483)
    Equity in earnings of joint ventures                   1,871             1,103             5,312             3,080
                                                    ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                   $        138      $     (2,093)     $     (7,486)     $     (6,434)
                                                    ============      ============      ============      ============
BASIC NET INCOME (LOSS) PER SHARE                   $       0.00      $      (0.06)     $      (0.21)     $      (0.19)
                                                    ============      ============      ============      ============
DILUTED NET INCOME (LOSS) PER SHARE                 $       0.00      $      (0.06)     $      (0.21)     $      (0.19)
                                                    ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                             35,759,779        34,748,844        35,669,400        34,566,725
                                                    ============      ============      ============      ============
     Diluted                                          37,014,784        34,748,844        35,669,400        34,566,725
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