Form 10-K
period 2008-12-31
RadNet, Inc.
filed 2009-03-16
CIK 790526

z

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

   Large Accelerated Filer [  ]         Accelerated Filer  [X]
   Non-Accelerated Filer   [  ]         Smaller Reporting Company  [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

The aggregate market value of the registrant's voting and nonvoting common equity held by non-affiliates of the registrant was approximately $171,470,387 on June 30, 2008 (the last business day of the registrant's most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2008.

The number of shares of the registrant's common stock outstanding on March 10, 2009, was 35,924,279 shares (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 28, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant's fiscal year.

                                  RADNET, INC.

                                TABLE OF CONTENTS

FORM 10-K ITEM                                                                   PAGE
--------------                                                                   ----
PART I.
   Item 1.   Business                                                               3
   Item 1A.  Risk Factors                                                          22
   Item 1B.  Unresolved Staff Comments                                             29
   Item 2.   Properties                                                            29
   Item 3.   Legal Proceedings                                                     29
   Item 4.   Submission of Matters to a Vote of Security Holders                   30

PART II.
   Item 5.   Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity Securities       30
   Item 6.   Selected Financial Data                                               33
   Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           33
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk            47
   Item 8.   Financial Statements and Supplementary Data                           48
   Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                            75
   Item 9A.  Controls and Procedures                                               75
   Item 9B.  Other Information                                                     77

PART III.
   Item 10.  Directors and Executive Officers of the Registrant                    77
   Item 11.  Executive Compensation                                                77
   Item 12.  Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                                    77
   Item 13.  Certain Relationships and Related Transactions                        77
   Item 14.  Principal Accountant Fees and Services                                77

PART IV.
   Item 15.  Exhibits, Financial Statement Schedules                               77

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

                                     PART I

ITEM 1.      BUSINESS

BUSINESS OVERVIEW

         We operate a group of regional networks comprised of 164 diagnostic imaging facilities located in six states with operations in California, Delaware, Maryland, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

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

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in Beverly Radiology Medical Group III, or BRMG. BRMG provides all of the professional medical services at 85 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. At eleven centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent radiology groups in the area to provide physician services at those facilities.

         We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended December 31, 2008, we performed 3,014,039 diagnostic imaging procedures and generated net revenue from continuing operations of $502.1 million.

         On September 3, 2008 we reincorporated from New York into Delaware and are now a Delaware corporation.

COMPANY WEBSITE

         We maintain a website at WWW.RADNET.COM. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available on our website as soon as is reasonably practicable after the material is electronically filed with the Securities and Exchange Commission. References to our website addressed in this report are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

RADIOLOGIX ACQUISITION

         On November 15, 2006, we completed the acquisition of Radiologix, Inc. Radiologix, a Delaware corporation, then employing approximately 2,200 people, through its subsidiaries, was a national provider of diagnostic imaging services through the ownership and operation of freestanding, outpatient diagnostic imaging centers. Radiologix owned, operated and maintained equipment in 69 locations, with imaging centers in seven states, including primary operations in the Mid-Atlantic; the Bay-Area, California; the Treasure Coast area, Florida; Northeast Kansas; and the Finger Lakes (Rochester) and Hudson Valley areas of New York State. Under the terms of the acquisition agreement, Radiologix shareholders received aggregate consideration of 11,310,950 shares (after giving effect to the one-for-two reverse stock split effected in November 2006) of our common stock and $42,950,000 in cash. We financed the transaction and refinanced substantially all of our outstanding debt with a $405 million senior secured credit facility with GE Commercial Healthcare Financial Services.

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

DIAGNOSTIC IMAGING MODALITIES

         The principal diagnostic imaging modalities we use at our facilities are:

         MRI

         MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue, including the brain, spine, abdomen, heart and extremities. A typical MRI examination takes from 20 to 45 minutes. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. We currently have 115 MRI systems in operation.

         CT

         CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. We currently have 66 CT systems in operation.

         PET

         PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. We provide PET-only services through the use of mobile equipment services at two of our sites. In addition, we have combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.8 million to $2.2 million. We currently have 26 PET or combination PET/CT systems in operation.

         NUCLEAR MEDICINE

         Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. We currently have 24 nuclear medicine systems in operation.

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

         ULTRASOUND

         Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. We currently have 194 ultrasound systems in operation.

         MAMMOGRAPHY

         Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. We currently have 113 mammography systems in operation.

         FLUOROSCOPY

         Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $300,000. We currently have 73 fluoroscopy systems in operation.

COMPETITIVE STRENGTHS

         SIGNIFICANT AND KNOWLEDGEABLE PARTICIPANT IN THE NATION'S LARGEST ECONOMY AND ON A NATIONAL SCALE

         We believe our group of regional networks of fixed-site, freestanding outpatient diagnostic imaging facilities is the largest of its kind in California, the nation's largest economy and most populous state and the largest outpatient diagnostic imaging facility owner in the U.S. based on our 165 locations. Our two decades of experience in operating diagnostic imaging facilities in almost every major population center in California gives us intimate, first-hand knowledge of these geographic markets, as well as close, long-term relationships with key payors, radiology groups and referring physicians within these markets.


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

         DIVERSIFIED PAYOR MIX

         Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors. We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one-payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of profitable revenue. With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2008.

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

         BRMG

         At 85 of our facilities, BRMG is our contracted radiology group. At December 31, 2008, BRMG employed 72 full-time and eight part-time radiologists. Under our management agreement with BRMG we are paid, as compensation for the use of our facilities and equipment and for our services, a percentage of the amounts collected for the professional services BRMG physicians render which for the year ended December 31, 2008, was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

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

         We have two models by which we contract with radiology practices: a comprehensive services model and a technical services model. Under our comprehensive services model, we enter into a long-term agreement with a radiology practice group (typically 40 years). Under this arrangement, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived outside of our imaging centers. Under our technical services model, which relates primarily to seven of our subsidiary operations, we enter into a shorter-term agreement with a radiology practice group (typically 10 to 15 years) and pay a fee to the radiology group (typically between 10% to 15% of the cash collections from reimbursement for imaging procedures). In both the comprehensive services and technical services models, we own the diagnostic imaging assets and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.

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

PAYORS

         The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:


                                                                    % OF NET REVENUE
                                                    -------------------------------------------
                                                        YEAR ENDED              YEAR ENDED
                                                     DECEMBER 31, 2007       DECEMBER 31, 2008
                                                    ------------------     --------------------
         Insurance (1)                                      57%                     56%
         Managed Care Capitated Payors                      15%                     15%
         Medicare/Medicaid                                  22%                     23%
         Other (2)                                          2%                      2%
         Workers Compensation/Personal Injury               4%                      4%

----------

(1) Includes Blue Cross/Blue Shield, which represented 19% of our net revenue for the year ended December 31, 2007 and 19% of our net revenue for the year ended December 31, 2008.

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

         MEDICARE/MEDICAID

         Medicare is the national health insurance program for people age 65 or older and people under age 65 with certain disabilities. Medicaid is the state health insurance program for qualifying low-income persons. Medicare and Medicaid reimburse us, directly or indirectly, including through the contracted radiology group, in accordance with the Medicare Fee Schedule, which is a schedule of rates applicable to particular services and annually adjusted upwards or downwards, typically, within a 4-8% range. Medicare patients are not responsible for any amount above the Medicare allowable amount. Medicaid patients are not responsible for any unreimbursed portion.

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

FACILITIES

         Through our wholly owned subsidiaries, we operate 93 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 35 in the Baltimore-Washington, D.C. area and 18 in the Rochester and Hudson Valley areas of New York, 15 in Delaware, as well as two individual facilities in Florida and one in Kansas. We lease the premises at which these facilities are located.

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

         The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2008:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                      2004      2005     2006       2007      2008
                                                                      ----      ----     ----       ----      ----
         Total facilities owned or managed (at beginning of year)       56        56       57        132       141
         Facilities added by:
         Acquisition*                                                   --        --       78         12        24
         Internal development                                            3         1        4          2         4
         Facilities closed or sold                                      (3)       --       (7)        (5)       (5)
                                                                      ----      ----     ----       ----      ----
         Total facilities owned (at end of year)                        56        57      132*       141       164
                                                                      ====      ====     ====       ====      ====

         * Includes 69 Radiologix facilities acquired on November 15, 2006.


DIAGNOSTIC IMAGING EQUIPMENT

         The following table indicates, as of December 31, 2008, the quantity of principal diagnostic equipment available at our facilities, by region:


                        MRI       Open MRI       CT       PET/CT       Mammography      Ultra Sound    X-ray     Medicine     Total
                     --------------------------------------------------------------------------------------------------------------
Kansas                    0             0         1           0                  0             1          4           0          6
California               46            21        30          17                 70           107         74           9        374
Florida                   2             1         3           1                  3             4          4           2         20
New York                 14             1        10           3                 13            30         16           2         89
Maryland                 15             7        16           5                 23            41         26          10        143
Delaware                  7             1         6           0                  4            11         11           1         41
                     --------------------------------------------------------------------------------------------------------------
  Total                  84            31        66          26                113           194        135          24        673
                     ==============================================================================================================

         The average age of our MRI and CT units is less than six years, and the average age of our PET units is less than four years. The useful life of our MRI, CT and PET units is typically ten years.

FACILITY ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

         On October 31, 2008, we acquired the assets and business of Middletown Imaging in Middletown, Delaware for $210,000 in cash and the assumption of capital lease debt of $1.2 million. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $530,000 of goodwill was recorded with respect to this transaction.

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

         On July 23, 2008, we acquired the assets and business of NeuroSciences Imaging Center in Newark, Delaware for $4.5 million in cash. The center, which performs MRI, CT, Bone Density, X-ray, Fluoroscopy and other specialized procedures, is located in a highly specialized medical complex called the Neuroscience and Surgery Institute of Delaware. The acquisition complements our recent purchase of the Papastavros Associates Imaging centers completed in March, 2008. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $2.6 million of goodwill was recorded with respect to this transaction.

         On June 18, 2008, we acquired the assets and business of Ellicott Open MRI for the assumption of approximately $181,000 of capital lease debt. We made a preliminary purchase price allocation of the acquired assets and liabilities, and no goodwill was recorded with respect to this transaction.

         On June 2, 2008, we acquired the assets and business of Simi Valley Advanced Medical, a Southern California based multi-modality imaging center, for the assumption of capital lease debt of $1.7 million. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $313,000 of goodwill was recorded with respect to this transaction.

         On April 15, 2008, we acquired the net assets of five Los Angeles area imaging centers from InSight Health Corp. We completed the purchase of a sixth center in Van Nuys, CA from Insight Health Corp. on June 2, 2008. The total purchase price for the six centers was $8.5 million in cash. The centers provide a combination of imaging modalities, including MRI, CT, X-ray, Ultrasound and Mammography. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

         On April 1, 2008, we acquired the net assets and business of BreastLink Medical Group, Inc., a prominent Southern California breast medical oncology business and a leading breast surgery business, for the assumption of approximately $4.0 million of accrued liabilities and capital lease obligations. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $2.1 million of goodwill was recorded with respect to this transaction.

         On March 12, 2008, we acquired the net assets and business of Papastavros Associates Medical Imaging for $9.0 million in cash and the assumption of capital leases of $337,000. Founded in 1958, Papastavros Associates Medical Imaging is one of the largest and most well established outpatient imaging practices in Delaware. The 12 Papastavros centers offer a combination of MRI, CT, PET, nuclear medicine, mammography, bone densitometry, fluoroscopy, ultrasound and X-ray. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $3.6 million of goodwill, and $1.2 million for covenants not to compete, was recorded with respect to this transaction.

         On February 1, 2008, we acquired the net assets and business of The Rolling Oaks Imaging Group, located in Westlake and Thousand Oaks, California, for $6.0 million in cash and the assumption of capital leases of $2.7 million. The practice consists of two centers, one of which is a dedicated women's center. The centers are multimodality and include a combination of MRI, CT, PET/CT, mammography, ultrasound and X-ray. The centers are positioned in the community as high-end, high-quality imaging facilities that employ state-of-the-art technology, including 3 Tesla MRI and 64 slice CT units. The facilities have been fixtures in the Westlake/Thousand Oaks market since 2003. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

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

         In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.6 million in cash plus the assumption of approximately $2.4 million of debt. Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. After combining the Borg centers with RadNet's existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester. The leased facilities associated with these centers includes a total monthly rental of approximately $71,000 per month. Approximately $8.9 million of goodwill was recorded with respect to this transaction. Also, $1.4 million was recorded for the fair value of covenant not to compete contracts.

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

PERSONNEL

         At December 31, 2008, we had a total of 2,940 full-time, 789 part-time and 574 per diem employees. These numbers include 72 full-time and eight part-time physicians and 1,073 full-time, 569 part-time and 261 per-diem technologists.

         We employ site managers who are responsible for overseeing day-to-day and routine operations at each of our facilities, including staffing, modality and schedule coordination, referring physician and patient relations and purchasing of materials. In turn, these site managers report to regional managers and directors, who are responsible for oversight of the operations of all facilities within their region, including sales, marketing and contracting.

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

EXECUTIVE OFFICERS

         Our executive officers are:

NAME                                       AGE     OFFICER SINCE   POSITION
----                                       ---     -------------   --------
Howard G. Berger, M.D.                      64          1992       President and Chief Executive Officer

John V. Crues, III, M.D.                    58          2000       Medical Director

Stephen M. Forthuber                        46          2006       Executive Vice President and Chief Operating
                                                                   Officer-Eastern Operations

Norman R. Hames                             51          1996       Executive Vice President, Secretary, Chief Operating
                                                                   Officer-Western Operations

Jeffrey L. Linden                           65          2001       Executive Vice President and General Counsel

Mark D. Stolper                             37          2004       Executive Vice President and Chief Financial Officer

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

MARKETING

         Our California marketing team consists of one director of marketing, six territory sales managers and 20 customer service representatives. Our eastern marketing team consists of 27 customer sales representatives and six sales managers who each report to a district manager. Our marketing team employs a multi-pronged approach to marketing.

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

   SPORTS MARKETING PROGRAM

         We have a sports marketing program designed to increase our public profile. We provide X-ray equipment and a technician for all of the basketball games of the Lakers, Clippers and Sparks held at the Staples Center in Los Angeles, Ducks hockey games held at the Arrowhead Pond in Anaheim, and University of Southern California football games held in the Los Angeles Coliseum. In exchange for this service, we receive game tickets and an advertisement in each team program throughout the season. In addition, we have a close relationship with the physicians for some of these teams.

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

         We primarily acquire our equipment with cash or through various financing arrangements with equipment venders and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2008, capital lease obligations, excluding interest, totaled approximately $39.3 million through 2013, including current installments totaling approximately $15.1 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

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

   LICENSING AND CERTIFICATION LAWS

         Ownership, construction, operation, expansion and acquisition of diagnostic imaging facilities are subject to various federal and state laws, regulations and approvals concerning licensing of facilities and personnel. In addition, free-standing diagnostic imaging facilities that provide services not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare program. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services. We have experienced a slowdown in the credentialing of our physicians over he last several years which has lengthened our billing and collection cycle. Physician credentialing is a requirement of our payors prior to their commencement of payment.

   CORPORATE PRACTICE OF MEDICINE

         In the states in which we operate, a lay person or any entity other than a professional corporation or other similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. The laws of such states also prohibit a lay person or a non-professional entity from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians or violating the prohibitions against fee-splitting. However, because challenges to these types of arrangements are not required to be reported, we cannot substantiate our belief. There can be no assurance that our present arrangements with BRMG or the other physicians providing medical services and medical supervision at our imaging facilities will not be challenged, and, if challenged, that they will not be found to violate the corporate practice prohibition, thus subjecting us to a potential combination of damages, injunction and civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services or change the amounts we receive under our management agreements, or both.


   MEDICARE AND MEDICAID FRAUD AND ABUSE

         Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the twelve months ended December 31, 2008, approximately 23% of our revenue generated at our diagnostic imaging centers was derived from government sponsored healthcare programs (principally Medicare and Medicaid).

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

         Federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare, Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the radiology practices. Our or the radiology practices' activities may be investigated, claims may be made against us or the radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

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

         Implementation of the reimbursement reductions contained in the DRA has had a significant adverse effect on our business, financial condition and results of operations.

ITEM 1A.     RISK FACTORS

RISKS RELATING TO OUR BUSINESS

CURRENT LEVELS OF MARKET VOLATILITY ARE UNPRECEDENTED AND ADVERSE CAPITAL AND CREDIT MARKET CONDITIONS MAY AFFECT OUR ABILITY TO ACCESS COST-EFFECTIVE SOURCES OF FUNDING.

         The capital and credit markets have been experiencing extreme volatility and disruption which has led to uncertainty and liquidity issues for both borrowers and investors. We currently have in place financing arrangements which we anticipate will be sufficient to meet our needs for the next two years and we anticipate that our business will generate sufficient cash for us to service our debt.

         In connection with our revolving line of credit we have some exposure to financial institutions which have come under pressure as a result of the current credit crisis. For example, GE Commercial Finance Healthcare Financial Services finances the largest portion of our $55 million revolving credit facility. While GE has stated its GE Capital business to be sound, nevertheless, should it be unable to continue to provide funding under the revolving credit facility, our ability to replace GE at this time, on favorable terms, or at all, would be difficult, which could have a material adverse effect on our business and results of operations.

THE CALIFORNIA BUDGET CRISIS, IF NOT SUCCESSFULLY RESOLVED COULD HAVE AN IMPACT ON OUR REVENUE.

         California is experiencing a budget crisis which has resulted in significant state government cutbacks. 93 of our facilities are located in California. One to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program ($5 million to $7.5 million). While this is a relatively minor portion of our overall revenues, nevertheless, to the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

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

         We have incurred net losses of $12.8 million, $18.1 million, $11.0 million and $6.9 million for the years ended December 31, 2008 and 2007, the two months ended December 31, 2006, and the year ended October 31, 2006, respectively. We had a stockholders' deficit of $81.1 million and $69.8 million at December 31, 2008 and 2007, respectively. While we believe that our past actions have been successful in dealing with our liquidity and that in the future we will be able to address these issues and solidify our financial condition, we cannot give assurances that we will be able to generate sufficient cash flow from operations to satisfy our debt obligations.

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

IF BRMG OR ANY OF OUR OTHER CONTRACTED RADIOLOGY PRACTICES TERMINATE THEIR AGREEMENTS WITH US, OUR BUSINESS COULD SUBSTANTIALLY DIMINISH.

         Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 85 of our 93 California facilities with the balance of our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, the radiology groups' strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2014, and with the other groups for terms as long, if not longer, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups' ability to continue performing under the management agreements may be curtailed or eliminated due to the groups' financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group's relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

         Any claim made against us that is not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, all of which could have an adverse effect on our financial performance. In addition, successful claims against us may adversely affect our business or reputation. Although California places a $250,000 limit on non-economic damages for medical malpractice cases, no limit applies to economic damages and no such limits exist in the other states in which we now provide services. To reduce our exposure to claims incurred but not reported under the annual policy, the Company purchased an effective tail policy to cover all claims filed after December 31, 2008 relating to incidents prior to January 1, 2009, thus eliminating any liability for future claims made related to December 31, 2008 and prior.

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

         Our success depends in part on our ability to attract and retain qualified senior and executive management, managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. The loss of the services of Dr. Howard G. Berger, our President and Chief Executive Officer, and Norman R. Hames or Stephen M. Forthuber, our Chief Operating Officers, west and east coast, respectively, could have a significant negative impact on our operations. We believe that they could not easily be replaced with executives of equal experience and capabilities. We do not maintain key person insurance on the life of any of our executive officers with the exception of a $5.0 million policy on the life of Dr. Berger. Also, if we lose the services of Dr. Berger, our relationship with BRMG could deteriorate, which would adversely affect our business.

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

CAPITATION FEE ARRANGEMENTS COULD REDUCE OUR OPERATING MARGINS.

         For fiscal 2008 we derived approximately 15% of our net revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

WE ARE VULNERABLE TO EARTHQUAKES AND OTHER NATURAL DISASTERS.

         Our headquarters and 93 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Three of our facilities are located in an area of Florida, which has suffered from hurricanes. An earthquake or other natural disaster could seriously impair our operations, and our insurance may not be sufficient to cover us for the resulting losses.

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

         If our operations are found to be in violation of any of the laws and regulations to which we or the radiology practices with which we contract are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. For a more detailed discussion of the various federal and state laws and regulations to which we are subject, see "Business - Regulation."

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

         Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2008, approximately 23% of our net revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare. Credentialing of physicians is required by our payors prior to commencing payment.

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

THE REGULATORY FRAMEWORK IN WHICH WE OPERATE IS UNCERTAIN AND EVOLVING.

         Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of the contracted radiology practices have been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

         Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, in approximately 21,500 square feet occupied under leases, which expire (with options to extend) on June 30, 2017. In addition, we lease 52,941 square feet of warehouse and other space under leases, which expire at various dates through August 2020. We also occupy approximately 7,000 square feet in Dallas, Texas pursuant to a lease, which expires on September 30, 2011. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2012. Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 10 years depending upon the agreed upon terms with the local landlord. Facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Inapplicable

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is quoted on the NASDAQ Global Market under the symbol "RDNT." The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the NASDAQ Global Market. Such quotations have been adjusted to reflect interdealer prices without adjustment for retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                                      LOW       HIGH

                 QUARTER ENDED
                 December 31, 2008                   1.94       3.84
                 September 30, 2008                  3.53       6.60
                 June 30, 2008                       6.09       7.75
                 March 31, 2008                     $6.23      $9.64

                 December 31, 2007                   8.31      10.39
                 September 30, 2007                  7.81      10.57
                 June 30, 2007                       5.38       9.60
                 March 31, 2007                     $4.50      $6.67

         The last low and high prices for our common stock on the NASDAQ Global Market on March 10, 2009 were $0.97 and $1.06, respectively. As of March 10, 2009, the number of holders of record of our common stock was 3,786. However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date. Our management believes that customers of these broker-dealers beneficially own these shares and that the number of beneficial owners of our common stock is approximately 4,000.

STOCK PERFORMANCE GRAPH

         The following graph compares the yearly percentage change in cumulative total stockholder return of the Company's Common Stock during the period from 2003 to 2008 with (i) the cumulative total return of the S&P500 index and (ii) the cumulative total return of the S&P500 - Healthcare Sector index. The comparison assumes $100 was invested in October 31, 2003 in the Common Stock and in each of the foregoing indices and the reinvestment of dividends through January 1, 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

         This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

         We did not pay dividends in fiscal 2007 or 2008 and we do not expect to pay any dividends in the foreseeable future.


       [Comparison of Cumulative Five Year Total Return Graph appears here]


                          TOTAL RETURN TO SHAREHOLDERS
                      (INCLUDES REINVESTMENT OF DIVIDENDS)


                                                                   ANNUAL RETURN PERCENTAGE
                                                                         YEARS ENDING

COMPANY / INDEX                                      10/29/04    10/31/05    10/31/06     12/29/06    12/31/07     12/31/08
----------------------------------------------------------------------------------------------------------------------------
RADNET, INC.                                            14.29      -33.93      594.59       -10.12      119.70       -67.00
S&P 500 INDEX                                            9.42        8.72       16.34         3.33        5.49       -37.00
S&P HEALTH CARE SECTOR                                   1.76        9.57       11.36         0.91        7.15       -22.81



                                                                       INDEXED RETURNS
                                        BASE                             YEARS ENDING
                                       PERIOD
COMPANY / INDEX                       10/31/03       10/29/04    10/31/05    10/31/06     12/29/06    12/31/07     12/31/08
----------------------------------------------------------------------------------------------------------------------------
RADNET, INC.                            100            114.29       75.51      524.49       471.43     1035.71       341.84
S&P 500 INDEX                           100            109.42      118.96      138.40       143.01      150.87        95.05
S&P HEALTH CARE SECTOR                  100            101.76      111.49      124.16       125.29      134.25       103.63


RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended December 31, 2008, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

         o In October 2008, we issued to two radiologists in order retain their employment with BRMG, five-year warrants exercisable at a price of $3.24 per share, which was the public market closing price for our common stock on the transaction date, to purchase 75,000 shares and 35,000 shares of our common stock, respectively.

         o In November 2008, we issued to a radiologist in order to retain his employment with BRMG, a five-year warrant exercisable at a price of $3.29 per share, which was the public market closing price of our common stock on the transaction date, to purchase 50,000 shares of our common stock.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2008 and 2007, the year ended October 31, 2006, the two months ended December 31, 2006, and the consolidated balance sheet data as of December 31, 2008 and 2007, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended October 31, 2005 and 2004, and the consolidated balance sheet data set forth below as of December 31, 2006 and October 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The financial data set forth below and discussed in this Annual Report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates. As a result of the contractual and operational relationship among BRMG, Dr. Berger and us, we are considered to have a controlling financial interest in BRMG pursuant to guidance issued by the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, in EITF's release 97-2. Due to the deemed controlling financial interest, we are required to include BRMG as a consolidated entity in our consolidated financial statements. This means, for example, that revenue generated by BRMG from the provision of professional medical services to our patients, as well as BRMG's costs of providing those services, are included as net revenue in our consolidated statement of operations, whereas the management fee that BRMG pays to us under our management agreement with BRMG is eliminated as a result of the consolidation of our results with those of BRMG. Also, because BRMG is a consolidated entity in our financial statements, any borrowings or advances we have received from or made to BRMG have been eliminated in our consolidated balance sheet. If BRMG were not treated as a consolidated entity in our consolidated financial statements, the presentation of certain items in our income statement, such as net revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties.

                                                       YEARS ENDED               TWO MONTHS ENDED            YEARS ENDED
                                                        December 31,                DECEMBER 31,               OCTOBER 31,
                                          ---------------------------------  ---------------------  -------------------------------
                                             2008       2007       2006        2006        2005       2006        2005      2004
                                          ---------  ---------   ---------   ---------   ---------  ---------  ---------  ---------
                                                                (UNAUDITED)             (UNAUDITED)

                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:

Net revenue                               $ 502,118  $ 425,470   $ 192,859   $  57,374   $  22,520  $ 161,005  $ 145,573  $ 137,277
Operating expenses:
Operating expenses                          384,297    330,550     147,226      46,033      19,149    120,342    109,012    105,828
Depreciation and amortization                53,548     45,281      19,542       5,907       2,759     16,394     17,536     17,917
Provision for bad bebts                      30,832     27,467      10,707       3,907         826      7,626      4,929      3,911
Loss (gain) on disposal of equipment, net       516         72         335         (38)         --        373        696         --
Gain from sale of joint venture interests        --     (1,868)         --          --          --         --         --         --
Net loss                                    (12,836)   (18,131)    (17,722)    (10,983)       (155)    (6,894)    (3,570)   (14,731)

Basic and diluted loss per share              (0.36)     (0.52)      (0.57)      (0.35)      (0.01)     (0.33)     (0.17)     (0.72)

Balance Sheet Data:

Cash and cash equivalents                 $      --  $      18   $   3,221   $   3,221   $       2  $       2  $       2  $       1
Total assets                                495,572    433,620     394,766     394,766     119,112    131,636    117,784    124,437
Total long-term liabilities                 469,994    428,743     381,903     381,903      23,586    179,288     23,840    139,980
Total liabilities and minority interests    576,680    503,450     441,762     441,762     189,725    210,430    191,866    195,006
Working capital (deficit)                     1,962     23,180      31,230      31,230    (141,586)     2,896   (143,430)   (32,172)
Stockholders' deficit                       (81,108)   (69,830)    (46,996)    (46,996)    (70,613)   (78,794)   (74,082)   (70,569)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We operate a group of regional networks comprised of 164 diagnostic imaging facilities located in six states with operations in California, Delaware, Maryland, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging, or MRI, computed tomography, or CT, positron emission tomography, or PET, nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

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

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of Pronet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Based on the provisions of the agreement, we have determined that BRMG is a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 (FIN 46(R)), and consequently, we consolidate the revenue and expenses of BRMG. All intercompany balances and transactions have been eliminated in consolidation.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had a working capital balance of $2.0 million and $23.2 million at December 31, 2008 and 2007, respectively. We had net losses of $12.8 million, $18.1 million, $11.0 million and $6.9 million for the years ended December 31, 2008 and 2007, the two months ended December 31, 2006, and the year ended October 31, 2006, respectively. We also had a stockholders' deficit of $81.1 million and $69.8 million at December 31, 2008 and 2007, respectively.

         We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations. In addition to operations, we require significant amounts of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment, and to service our existing debt and contractual obligations. Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties or have entered into capital leases.

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

SOURCES AND USES OF CASH

         Cash provided by operating activities was $45.2 million, $29.2 million, $440,000 and $10.3 million for the years ended December 31, 2008 and 2007, the two months ended December 31, 2006 and the year ended October 31, 2006, respectively.

         Cash used in investing activities was $56.0 million, $45.9 million, and $13.5 million for the years ended December 31, 2008, 2007, and October 31, 2006, respectively. Cash provided by investing activities for the two months ended December 31, 2006 was $10.2 million. For the year ended December 31, 2008, we purchased property and equipment for approximately $29.2 million and acquired the assets and businesses of additional imaging facilities for approximately $28.9 million (see Note 2 to our consolidated financial statements). We also generated $3.0 million from the sale of equipment.

         Cash provided by financing activities was $10.8 million, $13.5 million and $3.2 million for the years ended December 31, 2008 and 2007, and October 31, 2006, respectively. Cash used in financing activities for the two months ended December 31, 2006 was $7.4 million. The cash provided by financing activities for the year ended December 31, 2008 was primarily related to our borrowing of an additional $35 million as part of our second lien term loan with GE Commercial Healthcare Financial Services offset by principal payments on notes and leases payable of $19 million.

CONTRACTUAL COMMITMENTS

         Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):


                           2009         2010         2011        2012          2013      THEREAFTER     TOTAL
                         --------     --------     --------     --------     --------     --------     --------
Notes payable (1)        $ 46,444     $ 38,907     $ 39,168     $270,009     $177,368     $     --     $571,896
Capital leases (2)         17,700       13,597        8,288        4,155          615           --       44,355
Operating leases (3)       38,531       35,441       28,852       24,933       20,827       74,771      223,355
                         --------     --------     --------     --------     --------     --------     --------
Total                    $102,675     $ 87,945     $ 76,308     $299,097     $198,810     $ 74,771     $839,606
                         ========     ========     ========     ========     ========     ========     ========

(1) Includes variable rate debt for which the contractual obligation was estimated using the applicable rate as of December 31, 2008.
(2)   Includes interest component of capital lease obligations.
(3) Includes all existing options to extend lease terms that are reasonably assured to be exercised.

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

         These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management's control. As a result, actual amounts could differ materially from these estimates.

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

REVENUE RECOGNITION

         Our consolidated net revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue. Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on our evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. The amount of expected collection is continually adjusted as more information is received and such adjustments are recorded in current operations. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Capitation revenue is recognized as revenue during the period in which we were obligated to provide services to plan enrollees under contracts with various health plans. Under these contracts, we receive a per-enrollee amount each month covering all contracted services needed by the plan enrollees.

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

DEPRECIATION AND AMORTIZATION OF LONG-LIVED ASSETS

         We depreciate our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets useful lives or the lease term of the facility for which these assets are associated.

DEFERRED TAX ASSETS

         We evaluate the realizability of the net deferred tax assets and assess the valuation allowance periodically. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required. Even though we expect to utilize our net operating loss carry forwards in the future, the last three fiscal year losses and available evidence cause the valuation of our net deferred tax assets to be uncertain in the near term. As of December 31, 2008, we have provided a full allowance on our net deferred tax assets.

VALUATION OF GOODWILL AND LONG-LIVED ASSETS

         Goodwill at December 31, 2008 totaled $105.3 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Using the services of an external valuation expert, we performed our annual impairment test of goodwill as of October 1, 2008. Based on our analysis, we recorded no impairment loss related to goodwill in 2008. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

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

MEDICAL MALPRACTICE INSURANCE

         We and our affiliated physicians are insured by Fairway Physicians Insurance Company. Fairway provides claims-made malpractice insurance coverage that covers only asserted malpractice claims made during the policy period and within policy limits. To reduce our exposure to claims incurred but not reported under the annual policy, the Company purchased an effective tail policy to cover all claims filed after December 31, 2008 relating to incidents prior to January 1, 2009, thus eliminating any liability for future claims made related to December 31, 2008 and prior.

FACILITY ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

         On October 31, 2008, we acquired the assets and business of Middletown Imaging in Middletown, Delaware for $210,000 in cash and the assumption of capital lease debt of $1.2 million. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $530,000 of goodwill was recorded with respect to this transaction.

         On August 15, 2008, we acquired the women's imaging practice of Parvis Gamagami, M.D., Inc. in Van Nuys, CA for $600,000. Upon acquisition, we relocated the practice to a nearby center we recently acquired from InSight Health in Encino, CA. We rebranded the InSight center as the Encino Breast Care Center, and focused it on Digital Mammography, Ultrasound, MRI and other modalities pertaining to women's health. We allocated the full purchase price of $600,000 to goodwill.

         On July 23, 2008, we acquired the assets and business of NeuroSciences Imaging Center in Newark, Delaware for $4.5 million in cash. The center, which performs MRI, CT, Bone Density, X-ray, Fluoroscopy and other specialized procedures, is located in a highly specialized medical complex called the Neuroscience and Surgery Institute of Delaware. The acquisition complements our recent purchase of the Papastavros Associates Imaging centers completed in March, 2008. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $2.6 million of goodwill was recorded with respect to this transaction.

         On June 18, 2008, we acquired the assets and business of Ellicott Open MRI for the assumption of approximately $181,000 of capital lease debt. We made a preliminary purchase price allocation of the acquired assets and liabilities, and no goodwill was recorded with respect to this transaction.

         On June 2, 2008, we acquired the assets and business of Simi Valley Advanced Medical, a Southern California based multi-modality imaging center, for the assumption of capital lease debt of $1.7 million. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $313,000 of goodwill was recorded with respect to this transaction.

         On April 15, 2008, we acquired the net assets of five Los Angeles area imaging centers from InSight Health Corp. We completed the purchase of a sixth center in Van Nuys, CA from Insight Health Corp. on June 2, 2008. The total purchase price for the six centers was $8.5 million in cash. The centers provide a combination of imaging modalities, including MRI, CT, X-ray, Ultrasound and Mammography. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

         On April 1, 2008, we acquired the net assets and business of BreastLink Medical Group, Inc., a prominent Southern California breast medical oncology business and a leading breast surgery business, for the assumption of approximately $4.0 million of accrued liabilities and capital lease obligations. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $2.1 million of goodwill was recorded with respect to this transaction.

         On March 12, 2008, we acquired the net assets and business of Papastavros Associates Medical Imaging for $9.0 million in cash and the assumption of capital leases of $337,000. Founded in 1958, Papastavros Associates Medical Imaging is one of the largest and most established outpatient imaging practices in Delaware. The 12 Papastavros centers offer a combination of MRI, CT, PET, nuclear medicine, mammography, bone densitometry, fluoroscopy, ultrasound and X-ray. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $3.6 million of goodwill, and $1.2 million for covenants not to compete, was recorded with respect to this transaction.

         On February 1, 2008, we acquired the net assets and business of The Rolling Oaks Imaging Group, located in Westlake and Thousand Oaks, California, for $6.0 million in cash and the assumption of capital leases of $2.7 million. The practice consists of two centers, one of which is a dedicated women's center. The centers are multimodality and include a combination of MRI, CT, PET/CT, mammography, ultrasound and X-ray. The centers are positioned in the community as high-end, high-quality imaging facilities that employ state-of-the-art technology, including 3 Tesla MRI and 64 slice CT units. The facilities have been fixtures in the Westlake/Thousand Oaks market since 2003. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

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

         In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.6 million in cash plus the assumption of approximately $2.4 million of debt. Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. After combining the Borg centers with RadNet's existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester. The leased facilities associated with these centers includes a total monthly rental of approximately $71,000 per month. Approximately $8.9 million of goodwill was recorded with respect to this transaction. Also, $1.4 million was recorded for the fair value of covenant not to compete contracts.

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


                                           RADNET, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED         TWO MONTHS ENDED   YEAR ENDED
                                                                 DECEMBER 31,         DECEMBER 31,     OCTOBER 31,
                                                               ---------------      -------------      -----------
                                                               2008      2007            2006             2006
                                                              -----      -----          -----            -----

NET REVENUE                                                   100.0%     100.0%         100.0%           100.0%


OPERATING EXPENSES
     Operating expenses                                        76.5%      77.7%          80.2%            74.7%
     Depreciation and amortization                             10.7%      10.6%          10.3%            10.2%
     Provision for bad debts                                    6.1%       6.5%           6.8%             4.7%
     Loss (gain) on sale of equipment                           0.1%       0.0%          -0.1%             0.2%
     Severance costs                                            0.1%       0.2%           0.4%             0.0%
         Total operating expenses                              93.5%      95.0%          97.6%            89.9%


INCOME FROM OPERATIONS                                          6.5%       5.0%           2.4%            10.1%

OTHER EXPENSES (INCOME)
     Interest expense                                          10.3%      10.4%           9.8%            12.6%
     Gain from sale of joint venture interest                   0.0%      -0.4%           0.0%             0.0%
     Loss (gain) on debt extinguishment, net                    0.0%       0.0%          12.6%             1.3%
     Other (income) expense                                     0.0%       0.0%          -0.1%             0.5%
         Total other expense                                   10.3%      10.0%          22.3%            14.4%

LOSS BEFORE INCOME TAXES, MINORITY
     INTERESTS AND EARNINGS FROM
     MINORITY INVESTMENTS                                      -3.8%      -5.0%         -19.9%            -4.3%
     Provision for income taxes                                 0.0%      -0.1%           0.0%             0.0%
     Minority interest in (income) loss of subsidiaries         0.0%      -0.1%          -0.1%             0.0%
     Equity in earnings of joint ventures                       1.3%       1.0%           0.9%             0.1%
                                                              ------     ------         ------           ------
NET LOSS                                                      -2.6%       -4.3%         -19.1%            -4.3%
                                                              =====      ======         ======           =====


YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

NET REVENUE

         Net revenue for the year ended December 31, 2008 was $502.1 million compared to $425.5 million for the year ended December 31, 2007, an increase of $76.6 million, or 18.0%.

         Net revenue, including only those centers which were in operation throughout the full fiscal years of both 2008 and 2007, increased $28.6 million, or 7.1%. This 7.1% increase is mainly due to an increase in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2007. For the year ended December 31, 2008, net revenue from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison was $70.0 million. For the year ended December 31, 2007, net revenue from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison was $10.6 million. Also excluded was $11.4 million from centers that were divested subsequent to January 1, 2007.

OPERATING EXPENSES

         Operating expenses for the year ended December 31, 2008 increased approximately $53.7 million, or 16.3%, from $330.6 million for the year ended December 31, 2007 to $384.3 million for the year ended December 31, 2008. The following table sets forth our operating expenses for the years ended December 31, 2008 and 2007 (in thousands):

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                      ---------------------
                                                        2008         2007
                                                      --------     --------

Salaries and professional reading fees,
  excluding stock compensation                        $210,450     $178,573
Stock compensation                                       2,902        3,313
Building and equipment rental                           43,478       41,299
General administrative expenses                        127,467      107,245
NASDAQ one-time listing fee                                 --          120
                                                      --------     --------
Operating expenses                                     384,297      330,550

Depreciation and amortization                           53,548       45,281
Provision for bad debts                                 30,832       27,467
Loss on sale of equipment, net                             516           72
Severance costs                                            335          934
                                                      --------     --------
Total operating expenses                              $469,528     $404,304
                                                      ========     ========


o SALARIES AND PROFESSIONAL READING FEES, EXCLUDING STOCK COMPENSATION AND SEVERANCE

         Salaries and professional reading fees increased $31.9 million, or 17.9%, to $210.5 million for the year ended December 31, 2008 compared to $178.6 million for the year ended December 31, 2007.

         Salaries and professional reading fees, including only those centers which were in operation throughout the full fiscal years of both 2008 and 2007 increased $12.7 million, or 7.1%. This 7.1% increase is primarily due to increased salaries and staffing to support the revenue growth of these existing imaging centers. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2007. For the year ended December 31, 2008, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison was $25.6 million. For the year ended December 31, 2007, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison was $3.2 million. Also excluded was $3.2 million from centers that were divested subsequent to January 1, 2007.

o        SHARE-BASED COMPENSATION

         Share-based compensation decreased $411,000, or 12.4%, to $2.9 million for the year ended December 31, 2008 compared to $3.3 million for the year ended December 31, 2007. Share-based compensation for the year ended December 31, 2007 included $1.7 million of additional stock based compensation expense as a result of the acceleration of vesting of certain warrants.

o        BUILDING AND EQUIPMENT RENTAL

         Building and equipment rental expenses increased $2.2 million, or 5.3%, to $43.5 million for the year ended December 31, 2008 compared to $41.3 million for the year ended December 31, 2007.

         Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2008 and 2007 decreased $1.7 million, or 4.2%. This 4.2% decrease is primarily due to the conversion of certain equipment leases contracts from operating to capital leases. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2007. For the year ended December 31, 2008, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison was $6.4 million. For the year ended December 31, 2007, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison was $1.2 million. Also excluded was $1.3 million from centers that were divested subsequent to January 1, 2007.

o        GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement as a percentage of net revenue. Overall, general and administrative expenses increased

         $20.2 million, or 18.8%, for the year ended December 31, 2008 compared to the previous period. The increase is consistent with our increase in procedure volumes at both existing centers as well as newly acquired centers.

o        DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expense increased $8.3 million, or 18.3%, to $53.6 million for the year ended December 31, 2008 when compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers and newly acquired centers.

o        PROVISION FOR BAD DEBTS

         Provision for bad debts increased $3.3 million, or 12.3%, to $30.8 million, or 6.1% of net revenue, for the year ended December 31, 2008 compared to $27.5 million, or 6.4% of net revenue, for the year ended December 31, 2007. The decrease in our provision for bad debts as a percentage of revenue is primarily due to an increase in collection performance and the completion of our billing system implementation which began in the first quarter of 2007.

o        LOSS ON SALE OF EQUIPMENT

         Loss on sale of equipment was $516,000 and $72,000 for the years ended December 31, 2008 and 2007, respectively.

o        SEVERANCE COSTS

         During the year ended December 31, 2008, we recorded severance costs of $335,000 compared to $934,000 recorded during the year ended December 31, 2007. In each period, these costs were primarily associated with the integration of Radiologix and other acquired operations.

INTEREST EXPENSE

         Interest expense for the year ended December 31, 2008 increased approximately $7.5 million, or 16.9%, from the same period in 2007. The increase is primarily due to the $60 million increase in Term Loans B & C and increased borrowing on our line of credit. Also included in interest expense for the year ended December 31, 2008 and 2007 is amortization of deferred loan costs of $2.6 million and $1.6 million, respectively, as well as realized gains of $707,000 and realized losses of $820,000 on our fair value hedges for the years ended December 31, 2008 and 2007, respectively.

INCOME TAX EXPENSE

         For the years ended December 31, 2008 and 2007, we recorded $151,000 and $337,000, respectively, for income tax expense related to taxable income generated in the state of Maryland.

EQUITY IN EARNINGS FROM UNCONSOLIDATED JOINT VENTURES

         For the year ended December 31, 2008, we recognized equity in earnings from unconsolidated joint ventures of $6.5 million compared to $4.1 million for the year ended December 31, 2007. This increase is due to our purchase of additional equity interests in certain existing joint ventures as well as the deconsolidation in the fourth quarter of 2007of a previously consolidated joint venture.

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

OPERATING EXPENSES

         Operating expenses from continuing operations for the year ended December 31, 2007 increased approximately $227.3 million, or 127.1%, to $404.3 million for the year ended December 31, 2007 compared to $177.0 million for the year ended December 31, 2006. The following table sets forth our operating expenses for the years ended December 31, 2007 and 2006 (dollars in thousands):


                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                        2007            2006
                                                      --------        --------
                                                                    (UNAUDITED)
          Salaries and professional reading fees,
             excluding stock compensation             $178,573        $ 88,514
          Stock compensation                             3,313             510
          Building and equipment rental                 41,299          13,536
          General administrative expenses              107,245          44,666
          NASDAQ one-time listing fee                      120              --
                                                      --------        --------
          Operating expenses                           330,550         147,226

          Depreciation and amortization                 45,281          19,542
          Provision for bad debts                       27,467          10,707
          Loss on sale of equipment, net                    72             335
          Severance costs                                  934             205
                                                      --------        --------
          Total operating expenses                    $404,304        $178,015
                                                      ========        ========


o SALARIES AND PROFESSIONAL READING FEES (EXCLUDING STOCK COMPENSATION AND SEVERANCE)

         Salaries and professional reading fees increased $90.1 million, or 101.7%, to $178.6 million for the year ended December 31, 2007 compared to $88.5 million for the year ended December 31, 2006. Salaries and professional reading fees from Radiologix were $90.2 million and $11.2 million for the years ended December 31, 2007 and 2006, respectively. Salaries excluding Radiologix increased $11.1 million for the year ended December 31, 2007 when compared to the same period last year. This increase includes a $600,000 accrual for a cash bonus tied to the vesting of certain warrants. The remaining increase of $10.5 million is consistent with DRA effected increases in net revenue and increases in our procedure volumes.

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

o        GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses. Many of these expenses are variable in nature, including medical supplies and billing fees, which increase with volume and repairs, and maintenance under our GE service agreement, which adjust with changes in net revenue. Overall, general and administrative expenses increased $62.4 million, or 139.7%, to $107.1 million for the year ended December 31, 2007 compared to $44.7 million for the year ended December 31, 2006. General and administrative expenses for Radiologix were $61.2 million and $7.4 million for the years ended December 31, 2007 and 2006, respectively. General and administrative expenses excluding Radiologix increased $8.8 million for the year ended December 31, 2007 when compared to the same period last year. The increase is in line with our increase in procedure volumes at both existing centers as well as new centers. Also in this increase are increased expenditures for accounting fees associated with our efforts towards compliance with the Sarbanes-Oxley Act of 2002, as well as a $172,000 increase to accrued medical insurance and a $120,000 increase to accrued legal settlements.

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

OPERATING EXPENSES

         Operating expenses from continuing operations for the two months ended December 31, 2006 increased approximately $33.4 million, or 146.4%, from $22.6 million for the two months ended December 31, 2005 to $56.0 million for the two months ended December 31, 2006. The following table sets forth our operating expenses for the two months ended December 31, 2005 and 2006 (dollars in thousands):

                                                           TWO MONTHS ENDED
                                                              DECEMBER 31,
                                                      -------------------------
                                                        2006            2005
                                                      --------         --------
                                                                     (unaudited)

           Salaries and professional reading fees     $ 25,382         $ 11,880
           Building and equipment rental                 6,112            1,388
           General administrative expenses              14,539            5,881
                                                      --------         --------
           Operating expenses                           46,033           19,149

           Depreciation and amortization                 5,907            2,759
           Provision for bad debts                       3,907              826
           Gain on sale of equipment, net                  (38)              --
           Severance costs                                 205               --
                                                      --------         --------
           Total operating expenses                   $ 56,014         $ 22,734
                                                      ========         ========

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

RECENT ACCOUNTING PRONOUNCEMENTS

         As discussed in Note 2, we adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. We are required to adopt the provisions of SFAS 157 for non-financial instruments in 2009 and do not expect this adoption to have a material impact on our consolidated financial statements.

         In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. We adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 for financial instruments did not materially impact our financial position, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements (see Note 2 to our consolidated financial statements). We are required to adopt the provisions of SFAS 157 for non-financial instruments in 2009 and do not expect this adoption to have a material impact on our consolidated financial statements.

         In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. As we have not elected the fair value option allowed for by SFAS 159 for any assets or liabilities that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principals, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

         In December 2007, the FASB issued SFAS 141(R), BUSINESS COMBINATIONS and SFAS 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. Those standards were intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires acquisition related transaction costs to be expensed, and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not evaluated the potential impact that SFAS 141(R) will have on our financial statements.

         SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We currently do not expect SFAS 160 to have a material impact on our financial statements, however, the effect is largely dependent on potential future transactions which we are currently unable to forecast.

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

         Subsequent to year end 2008, the Company was able to modify two of its three interest rate swaps. The modifications extended the maturity of, and re-priced two existing interest rate hedges originally executed in 2006 for an additional 36 months, resulting in an annualized cash interest expense savings of $2.9 million. On one of the LIBOR hedge modifications for a notional amount of $107 million of LIBOR exposure, the Company on January 29, 2009 replaced a fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012. On the second LIBOR hedge modification for a notional amount of $90 million of LIBOR exposure, the Company on February 5, 2009 replaced a fixed LIBOR rate of 5.03% with a new rate of 3.61% also maturing on November 15, 2012.

     In addition, our credit facility, classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest because it is based upon the current prime rate plus a factor.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements are attached hereto and begin on page 47.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the "Company" or "RadNet") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. Our audit also includes the financial statement schedule listed in the index at Item 15(b) for the years ended December 31, 2008 and 2007. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet's internal control over financial reporting as of December 31, 2008, based on criteria established in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009, expressed an unqualified opinion thereon.


                                            /s/ Ernst & Young LLP


Los Angeles, California
March 16, 2009


<

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
RadNet, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of RadNet, Inc. and subsidiaries (the "Company") for the two month period ended December 31, 2006 and for the year ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows of RadNet, Inc. and subsidiaries for the two month period ended December 31, 2006 and for the year ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ Moss Adams LLP

Los Angeles, California
April 17, 2007


                                     RADNET, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS EXCEPT SHARE DATA)
                                                                             DECEMBER 31,  DECEMBER 31,
                                                                                2008           2007
                                                                              ---------      ---------
                                                 ASSETS
CURRENT ASSETS
          Cash and cash equivalents                                           $      --      $      18
          Accounts receivable, net                                               96,097         87,285
          Refundable income taxes                                                   103            105
          Prepaid expenses and other current assets                              12,370         10,273
                                                                              ---------      ---------
                       Total current assets                                     108,570         97,681
PROPERTY AND EQUIPMENT, NET                                                     193,104        164,097
OTHER ASSETS
          Goodwill                                                              105,278         84,395
          Other intangible assets                                                56,861         58,908
          Deferred financing costs, net                                          10,907          9,161
          Investment in joint ventures                                           17,100         15,036
          Deposits and other                                                      3,752          4,342
                                                                              ---------      ---------
                       Total other assets                                       193,898        171,842
                                                                              ---------      ---------
                      Total assets                                            $ 495,572      $ 433,620
                                                                              =========      =========
                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
          Accounts payable and accrued expenses                               $  83,676      $  59,965
          Due to affiliates                                                       1,977          1,350
          Notes payable                                                           5,501          3,536
          Current portion of deferred rent                                          390            195
          Obligations under capital leases                                       15,064          9,455
                                                                              ---------      ---------
                       Total current liabilities                                106,608         74,501
                                                                              ---------      ---------
LONG-TERM LIABILITIES
          Line of credit                                                          1,742          4,222
          Deferred rent, net of current portion                                   7,996          4,394
          Deferred taxes                                                            277            277
          Notes payable, net of current portion                                 419,735        382,064
          Obligations under capital lease, net of current portion                24,238         22,527
          Other non-current liabilities                                          16,006         15,259
                                                                              ---------      ---------
                       Total long-term liabilities                              469,994        428,743
                                                                              ---------      ---------
COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS                                                                   78            206
STOCKHOLDERS' DEFICIT
          Common stock - $.0001 par value, 200,000,000 shares authorized;
             35,911,474 and 35,239,558 shares issued and outstanding at
             December 31, 2008 and 2007, respectively                                 4              4
          Paid-in-capital                                                       153,006        149,631
          Accumulated other comprehensive loss                                   (6,396)        (4,579)
          Accumulated deficit                                                  (227,722)      (214,886)
                                                                              ---------      ---------
             Total stockholders' deficit                                        (81,108)       (69,830)
                                                                              ---------      ---------
          Total liabilities and stockholders' deficit                         $ 495,572      $ 433,620
                                                                              =========      =========

               The accompanying notes are an integral part of these financial statements.


                                              RADNET, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (IN THOUSANDS EXCEPT SHARE DATA)


                                                             YEARS ENDED               TWO MONTHS ENDED    YEAR ENDED
                                                              DECEMBER 31,               DECEMBER 31,     OCTOBER 31,
                                                     ------------------------------      ------------     -------------
                                                        2008               2007              2006              2006
                                                     ------------      ------------      ------------      ------------

NET REVENUE                                          $    502,118      $    425,470      $     57,374      $    161,005

OPERATING EXPENSES
     Operating expenses                                   384,297           330,550            46,033           120,342
     Depreciation and amortization                         53,548            45,281             5,907            16,394
     Provision for bad debts                               30,832            27,467             3,907             7,626
     Loss (gain) on sale of equipment                         516                72               (38)              373
     Severance costs                                          335               934               205                --
                                                     ------------      ------------      ------------      ------------
          Total operating expenses                        469,528           404,304            56,014           144,735
                                                     ------------      ------------      ------------      ------------


INCOME FROM OPERATIONS                                     32,590            21,166             1,360            16,270

OTHER EXPENSES (INCOME)
     Interest expense                                      51,811            44,307             5,620            20,362
     Gain from sale of joint venture interest                  --            (1,868)               --                --
     Loss on debt extinguishment, net                          --                --             7,212             2,097
     Other (income) expense                                  (151)              (29)              (51)              788
                                                     ------------      ------------      ------------      ------------
          Total other expense                              51,660            42,410            12,781            23,247
                                                     ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES, MINORITY
     INTERESTS AND EARNINGS FROM
     MINORITY INVESTMENTS                                 (19,070)          (21,244)          (11,421)           (6,977)
     Provision for income taxes                              (151)             (337)              (20)               --
     Minority interest in income of subsidiaries             (103)             (600)              (45)               --
     Equity in earnings of joint ventures                   6,488             4,050               503                83
                                                     ------------      ------------      ------------      ------------
NET LOSS                                             $    (12,836)     $    (18,131)     $    (10,983)     $     (6,894)
                                                     ============      ============      ============      ============

BASIC AND DILUTED NET LOSS PER SHARE                 $      (0.36)     $      (0.52)     $      (0.35)     $      (0.33)

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic and diluted                                 35,721,028        34,592,716        30,972,282        21,013,957


                       The accompanying notes are an integral part of these financial statements.


                                                   RADNET, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                 (IN THOUSANDS EXCEPT SHARE DATA)


                                                      Common Stock                                Treasury stock, at cost
                                             ----------------------------       Paid-in        ---------------------------
                                                Shares           Amount         Capital           Shares           Amount
                                             -----------      -----------     -----------      -----------      -----------

BALANCE - OCTOBER 31, 2005                    21,615,906      $         2     $   101,021         (912,500)     $      (695)
   Issuance of warrant                         1,290,062               --           1,451               --               --
   Issuance of common stock upon
       exercise of options/warrants               56,084                              156
   Conversion of bonds                            23,200               --             116               --               --
   Share-based compensation                           --               --             459               --               --
   Net loss                                           --               --              --               --               --

     Comprehensive loss
                                             -----------      -----------     -----------      -----------      -----------
BALANCE - OCTOBER 31, 2006                    22,985,252      $         2     $   103,203         (912,500)     $      (695)
   Issuance of common stock
       to shareholders of Radiologix          11,310,950                1          39,399               --               --
   Issuance of common stock
       upon conversion of bonds                  674,600               --           3,373               --               --
   Issuance of common stock upon
       exercise of options/warrants                3,125               --               3               --               --
     Stock split partial shares                     (147)              --              --               --               --
   Share-based compensation                           --               --              78               --               --
   Unrealized loss on the change in fair
     value of cash flow hedging                       --               --              --               --               --
     Net loss                                         --               --              --               --               --

       Comprehensive loss
                                             -----------      -----------     -----------      -----------      -----------
BALANCE - DECEMBER 31, 2006                   34,973,780      $         3     $   146,056         (912,500)     $      (695)
   Cumulative effect adjustment pursuant
       to adoption of SAB No. 108                     --               --              --               --               --
   Issuance of common stock upon
       exercise of options/warrants            1,178,278                1             957               --               --
   Retirement of treasury shares                (912,500)              --            (695)         912,500              695
   Share-based compensation                           --               --           3,313               --               --
   Change in fair value of
     cash flow hedge                                  --               --              --               --               --
     Net loss                                         --               --              --               --               --

       Comprehensive loss
                                             -----------      -----------     -----------      -----------      -----------
BALANCE - DECEMBER 31, 2007                   35,239,558      $         4     $   149,631               --      $        --
   Issuance of common stock upon
       exercise of options/warrants              671,916               --             473               --               --
   Share-based compensation                           --               --           2,902               --               --
   Change in fair value of
     cash flow hedge                                  --               --              --               --               --
     Net loss                                         --               --              --               --               --

       Comprehensive loss
                                             -----------      -----------     -----------      -----------      -----------
BALANCE - DECEMBER 31, 2008                   35,911,474      $         4     $   153,006               --      $        --
                                             ===========      ===========     ===========      ===========      ===========



                                                      51a
[table continued on next page]

[table continued from previous page]



                                                                  Accumulated
                                                                   Other              Total
                                                Accumulated     Comprehensive     Stockholders'
                                                  Deficit           Loss            Deficit
                                                -----------      -----------      -----------

BALANCE - OCTOBER 31, 2005                      $  (174,410)     $        --      $   (74,082)
   Issuance of warrant                                   --               --            1,451
   Issuance of common stock upon
       exercise of options/warrants                                                       156
   Conversion of bonds                                   --               --              116
   Share-based compensation                              --               --              459
   Net loss                                          (6,894)              --           (6,894)
                                                                                  -----------
     Comprehensive loss                                                                (6,894)
                                                -----------      -----------      -----------
BALANCE - OCTOBER 31, 2006                      $  (181,304)     $        --      $   (78,794)
   Issuance of common stock
       to shareholders of Radiologix                     --               --           39,400
   Issuance of common stock
       upon conversion of bonds                          --               --            3,373
   Issuance of common stock upon
       exercise of options/warrants                      --               --                3
     Stock split partial shares                          --               --               --
   Share-based compensation                              --               --               78
   Unrealized loss on the change in fair
     value of cash flow hedging                          --              (73)             (73)
     Net loss                                       (10,983)              --          (10,983)
                                                                                  -----------
       Comprehensive loss                                                             (11,056)
                                                -----------      -----------      -----------
BALANCE - DECEMBER 31, 2006                     $  (192,287)     $       (73)     $   (46,996)
   Cumulative effect adjustment pursuant
       to adoption of SAB No. 108                    (4,468)              --           (4,468)
   Issuance of common stock upon
       exercise of options/warrants                      --               --              958
   Retirement of treasury shares                         --               --               --
   Share-based compensation                              --               --            3,313
   Change in fair value of
     cash flow hedge                                     --           (4,506)          (4,506)
     Net loss                                       (18,131)              --          (18,131)
                                                                                  -----------
       Comprehensive loss                                                            (22,637)
                                                -----------      -----------      -----------
BALANCE - DECEMBER 31, 2007                     $  (214,886)     $    (4,579)     $   (69,830)
   Issuance of common stock upon
       exercise of options/warrants                      --               --              473
   Share-based compensation                              --               --            2,902
   Change in fair value of
     cash flow hedge                                     --           (1,817)          (1,817)
     Net loss                                       (12,836)              --          (12,836)
                                                                                  -----------
       Comprehensive loss                                                             (14,653)
                                                -----------      -----------      -----------
BALANCE - DECEMBER 31, 2008                     $  (227,722)     $    (6,396)     $   (81,108)
                                                ===========      ===========      ===========


                            The accompanying notes are an integral part of these financial statements.


                                                                51b


                                                  RADNET, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                             YEARS ENDED          TWO MONTHS ENDED  YEAR ENDED
                                                                              DECEMBER 31,           DECEMBER 31,    OCTOBER 31,
                                                                          2008            2007           2006          2006
                                                                        ---------      ---------      ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                           $ (12,836)     $ (18,131)     $ (10,983)     $  (6,894)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
     Depreciation and amortization                                         53,548         45,281          5,907         16,394
     Provision for bad debts                                               30,832         27,467          3,907          7,626
     Minority interest in income of subsidiaries                              103            600             45             --
     Distributions to minority interests                                     (231)        (1,219)          (285)            --
     Equity in earnings of joint ventures                                  (6,488)        (4,050)          (503)           (83)
     Distributions from joint ventures                                      5,216          4,570            179             --
     Deferred rent amortization                                             3,514          1,037             --             --
     Deferred financing cost interest expense                               2,567          1,632            233            710
     Net loss (gain) on disposal of assets                                    516             72            (38)           373
     Gain from sale of joint venture interest                                  --         (1,868)            --             --
     Loss (gain) on extinguishment of debt                                    (47)            --          4,939          2,097
     Accrued interest expense and interest related to swap                  3,674          2,959          2,426          1,366
     Refinancing fees and pre-payment penalties                                --             --          2,273             --
     Share-based compensation                                               2,902          3,313             78            459
     Amortization of tenant improvements and other contracts                   --             --            (46)            98
     Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
            Accounts receivable                                           (36,297)       (42,923)        (2,705)       (13,727)
            Other current assets                                           (1,515)         4,396            621             --
            Other assets                                                      684            588          2,077         (1,973)
            Accounts payable and accrued expenses                            (941)         5,477         (7,685)         3,805
                                                                        ---------      ---------      ---------      ---------
               Net cash provided by operating activities                   45,201         29,201            440         10,251
                                                                        ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of imaging facilities                                       (28,859)       (18,465)            --         (4,092)
     Purchase of property and equipment                                   (29,199)       (27,207)        (2,513)        (9,452)
     Purchase of Radiologix, net of cash acquired                              --           (370)        12,708             --
     Proceeds from sale of equipment                                        2,961            845             19             47
     Proceeds from sale of joint venture interest                              --          2,260             --             --
     Purchase of equity interest in joint ventures                           (938)        (4,413)            --             --
     Proceeds from the divestiture of imaging centers                          --          1,625             --             --
     Purchase of covenant not to compete contract                              --           (250)            --             --
     Payments collected on notes receivable                                    --            111             --             --
                                                                        ---------      ---------      ---------      ---------
               Net cash provided (used) by investing activities           (56,035)       (45,864)        10,214        (13,497)
                                                                        ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Cash disbursements in transit                                             --         (5,099)         4,488         (2,813)
     Principal payments on notes and leases payable                       (19,112)       (10,398)          (708)        (6,962)
     Repayment of debt upon extinguishments                                    --             --       (348,411)      (141,242)
     Proceeds from borrowings upon refinancing                              1,212             --        360,000        146,468
     Proceeds from borrowings on notes payable                             35,000         33,137             --         11,425
     Proceeds from borrowings from line of credit                              --             --          4,918            737
     Deferred financing costs                                              (4,277)        (1,351)        (9,655)        (5,864)
     Payments on notes to related party                                        --             --           (737)            --
     Payments on line of credit                                            (2,480)        (3,787)       (17,333)            --
     Proceeds from issuance of common stock                                   473            958              3          1,497
                                                                        ---------      ---------      ---------      ---------
               Net cash provided (used) by financing activities            10,816         13,460         (7,435)         3,246
                                                                        ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                                               (18)        (3,203)         3,219             --
CASH, BEGINNING OF PERIOD                                                      18          3,221              2              2
                                                                        ---------      ---------      ---------      ---------
CASH, END OF PERIOD                                                     $      --      $      18      $   3,221      $       2
                                                                        =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                           $  49,236      $  41,382      $   3,229      $  18,392
     Cash paid during the period for income taxes                       $     389      $     186      $      --      $      --

   The accompanying notes are an integral part of these financial statements.

                          RADNET, INC. AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       We entered into capital leases and equipment notes for approximately $23.7 million, $19.6 million, $6.0 million and $4.0 million for the years ended December 31, 2008 and 2007, the two months ended December 31, 2006 and the year ended October 31, 2006, respectively. We also acquired capital equipment for approximately $17.8 million and $4.4 million during the years ended December 31 2008 and 2007 that we had not paid for as of December 31, 2008 and 2007, respectively. The offsetting amount due was recorded in our consolidated balance sheets under accounts payable and accrued expenses.

       We record the change in fair value of our interest rate swaps that are designated as cash flow hedges to accumulated other comprehensive loss. During the years ended December 31, 2008 and 2007 and the two months ended December 31, 2006, we recorded unrealized losses of $1.8 million, $4.5 million and 73,000, respectively, to accumulated other comprehensive loss for the change in fair value in these respective periods.

       Detail of non-cash investing and financing activity related to acquisitions can be found in Notes 3 and 4.

                           RADNET, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

         RadNet, Inc. or RadNet (formerly Primedex Health Systems, Inc.) ("we" or the "Company") was incorporated on October 21, 1985 in New York. On September 3, 2008, we reincorporated in the state of Delaware. We operate a group of regional networks comprised of 165 diagnostic imaging facilities located in six states with operations primarily in California, Maryland, the Treasure Coast area of Florida, Kansas, Delaware and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company's operations comprise a single segment for financial reporting purposes.

         The consolidated financial statements also include the accounts of RadNet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional partnership, all collectively referred to as "us" or "we". The consolidated financial statements also include RadNet Sub, Inc., RadNet Management I, Inc., RadNet Management II, Inc., SoCal MR Site Management, Inc. (sold in 2008), Radiologix, Inc., RadNet Management Imaging Services, Inc., Delaware Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

         Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of Pronet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Based on the provisions of the agreement, we have determined that BRMG is a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 (FIN 46(R)), and consequently, we consolidate the revenue and expenses of BRMG. All intercompany balances and transactions have been eliminated in consolidation.

         At a portion of our centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group's professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees. Our management service fees are included in net revenue in the consolidated statement of operations and totaled $31.8 and $31.2 for the years ended December 31, 2008 and 2007, respectively. We have no financial controlling interest in the independent radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

       We had a working capital balance of $2.0 million and $23.2 million at December 31, 2008 and 2007, respectively. We had net losses of $12.8 million, $18.1 million, $11.0 million and $6.9 million for the years ended December 31, 2008 and 2007, the two months ended December 31, 2006, and the year ended October 31, 2006, respectively. We also had a stockholders' deficit of $81.1 million and $69.8 million at December 31, 2008 and 2007, respectively.

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

         Subsequent to year end 2008, the Company was able to modify two of its three interest rate swaps. The modifications extended the maturity of, and re-priced two existing interest rate hedges originally executed in 2006 for an additional 36 months, resulting in an annualized cash interest expense savings of $2.9 million. On one of the LIBOR hedge modifications for a notional amount of $107 million of LIBOR exposure, the Company on January 29, 2009 replaced a fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012. On the second LIBOR hedge modification for a notional amount of $90 million of LIBOR exposure, the Company on February 5, 2009 replaced a fixed LIBOR rate of 5.03% with a new rate of 3.61% also maturing on November 15, 2012.

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

         REVENUE RECOGNITION - Our consolidated net revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue. Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on our evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. The amount of expected collection is continually adjusted as more information is received and such adjustments are recorded in current operations. Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Capitation revenue is recognized as revenue during the period in which we were obligated to provide services to plan enrollees under contracts with various health plans. Under these contracts, we receive a per-enrollee amount each month covering all contracted services needed by the plan enrollees. Net revenue is reduced by the provision for bad debts.

         CONCENTRATION OF CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC. Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients. Services are generally provided pursuant to one-year contracts with healthcare providers. Receivables generally are collected within industry norms for third-party payors. We continuously monitor collections from our clients and maintain an allowance for bad debts based upon any specific payor collection issues that we have identified and our historical experience. As of December 31, 2008 and 2007, our allowance for bad debts was $12.1 million and $11.6 million, respectively.

         CASH AND CASH EQUIVALENTS - We consider all highly liquid investments purchased that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

         DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the loan.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of lease term or their estimated useful lives, whichever is lower, which range from 3 to 30 years. Only a few leasehold improvements are deemed to have a life greater than 15 to 20 years. Maintenance and repairs are charged to expenses as incurred.

         GOODWILL - Goodwill at December 31, 2008 totaled $105.3 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We tested goodwill on October 1, 2008. Based on our review, we noted no impairment related to goodwill as of October 1, 2008. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

         LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2008.

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

         UNINSURED RISKS - Prior to November 1, 2006 the Company maintained a high deductible self-insured workers' compensation insurance program. The liability is based on the Company's estimate of losses for claims incurred but unpaid. Funding is made directly to the providers and/or claimants through a third party administrator. To guarantee performance under the workers' compensation program, the Company has maintained a cash collateral account with the administrator. The cash collateral account is restricted as security for potential claims. The Company has recorded restricted cash of approximately $1.3 million and $1.3 million as of December 31, 2008 and December 31, 2007, respectively. These amounts are included in the other current assets balance sheet line item. At December 31, 2008 and December 31, 2007 the Company has recorded a reserve of approximately $973,000 and $1.4 million, respectively, for potential losses on existing claims as such amounts are believed to be probable and reasonably estimable.

         For the subsequent two years that ended October 31, 2008, the Company pre-funded the anticipated claims' losses as well as the policy and claim handling costs. The total loss reserves reported as of January 2009 for the two years ended October 31, 2008 was $1.26 million and the company has paid $2.15 million to the administrator. Thus, unless the incurred losses increase by more than $900,000, the Company will not have any uninsured risks for those periods. The Company does not anticipate that the loss development will exceed our reserve.

         On November 1, 2008 the Company obtained a fully funded and insured workers' compensation policy, thereby eliminating any uninsured risks for injuries occurring on or after that date.

         We and our affiliated physicians are insured by Fairway Physicians Insurance Company. Fairway provides claims-made medical malpractice insurance coverage that covers only asserted medical malpractice claims during the year that fall within policy limits. We accrued a liability of $1.7 million as of

December 31, 2007 for our exposure to incurred but unreported claims. In December 2008, to remove the exposure to unreported claims, the Company purchased a medical malpractice tail policy, which provides coverage for any future claims reported that were incurred during previous periods. Therefore, as of December 31, 2008 the Company no longer requires an accrued liability for future claims. The $960,000 cost of the policy versus the reversal of the previous accrual of $1.7 million resulted in a $700,000 reduction in the Company's malpractice insurance costs in 2008. We currently hold a $300,000 asset for the cost basis of our investment in the common stock we hold in Fairway Physicians Insurance Company, the risk retention group that holds our medical malpractice policy.

         On January 1, 2008 the Company entered into an arrangement with Blue Shield to administer and process the claims for the Company's new self-insured health insurance plan that provides coverage for its employees and dependents. We have recorded a $1.7 million liability as of December 31, 2008 for claims incurred in 2008 by its participants, but were not paid by December 31, 2008. Additionally, the Company entered into an agreement with Sun Life Assurance Company to provide a stop loss policy that provides coverage for any claims in excess of $150,000 up to a maximum of $1.0 million in order to limit its exposure for unusual or catastrophic claims.

         LOSS CONTRACTS - We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses. Anticipated future revenue is compared to anticipated costs. If the anticipated future costs exceeds the revenue, a loss contract accrual is recorded. In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue. As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements. As of December 31, 2008 and 2007, the remaining accrual balance is $8.8 million, and $8.5 million, respectively.

         EQUITY BASED COMPENSATION - We have three long-term incentive plans. We have not issued options under the 1992 plan since the adoption of the 2000 plan and we have not issued options under the 2000 plan since the adoption of the 2006 plan. We have reserved for issuance under the 2006 plan 2,500,000 shares of common stock. Options granted under the 2006 plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the plans. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

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

         FAIR VALUE MEASUREMENTS - In September 2006, the FASB issued SFAS 157, FAIR VALUE MEASUREMENTS. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial position, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

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

         Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, receivables, trade accounts payable, capital leases, long-term debt and other liabilities. We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. Additionally, we consider the carrying amount of our capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.

         At December 31, 2008, based on Level 2 inputs, we determined the fair values of our first and second lien term loans issued on November 15, 2006 and extended on August 23, 2007 (see Note 9) to be $196.1million and $127.5million, respectively. The carrying amount of the first and second lien term loans at December 31, 2008 was $245.1 million and $170.0 million, respectively.

         The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At December 31, 2008 the fair value of these swaps of $7.2 million was determined using Level 2 inputs. More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty's forward LIBOR curve, which would be the input used in the valuations. The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets. We have included $822,000 of this fair value in accounts payable and accrued expenses and the remaining in other non-current liabilities.

         EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):


                                                                       YEARS ENDED              TWO MONTHS ENDED     YEAR ENDED
                                                                      DECEMBER 31,                 DECEMBER 31,      OCTOBER 31,
                                                              -------------------------------------------------------------------
                                                                  2008             2007               2006             2006
                                                              ------------      ------------      ------------      ------------
Net loss                                                      $    (12,836)     $    (18,131)     $    (10,983)     $     (6,894)

BASIC LOSS PER SHARE
Weighted average number of common shares
outstanding during the year                                     35,721,028        34,592,716        30,972,282        21,013,957
                                                              ------------      ------------      ------------      ------------
Basic loss per share:
Basic loss per share                                          $      (0.36)     $      (0.52)     $      (0.35)     $      (0.33)
                                                              ------------      ------------      ------------      ------------
DILUTED LOSS PER SHARE
Weighted average number of common shares
outstanding during the year                                      35,721,028        34,592,716        30,972,282        21,013,957
                                                              ------------      ------------      ------------      ------------
Add additional shares issuable upon exercise of
stock options and warrants                                              --                --                --                --
                                                              ------------      ------------      ------------      ------------
Weighted average number of common shares used
in calculating diluted loss per share                           35,721,028        34,592,716        30,972,282        21,013,957
                                                              ------------      ------------      ------------      ------------
Diluted loss per share:
Diluted loss per share                                        $      (0.36)     $      (0.52)     $      (0.35)     $      (0.33)
                                                              ------------      ------------      ------------      ------------


         For all periods presented we excluded all options and warrants in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

         INVESTMENT IN JOINT VENTURES - We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. Investment in joint ventures increased $2.1 million to $17.1 million at December 31, 2008 compared to $15.0 million at December 31, 2007. This increase is primarily related to our purchase of an additional $938,000 of share holdings in joint ventures that were existing as of

December 31, 2007 as well as our equity earnings of $6.5 million for the year ended December 31, 2008, offset by $5.2 of distributions received during the period.

         We received management service fees from the centers underlying these joint ventures of approximately $7.6 million, $5.0 million and $456,000 for the years ended December 31, 2008 and 2007, and the two months ended December 31, 2006, respectively.

         The following table is a summary of key financial data for these joint ventures as of and for the years ended December 31, 2008 and 2007, respectively (in thousands):

                                                                                             DECEMBER 31,
                                                                                       ----------------------
          Balance Sheet Data:                                                            2008          2007
                                                                                       --------      --------
          Current assets                                                               $ 20,732      $ 21,076
          Noncurrent assets                                                              23,557        13,691
          Current liabilities                                                            (4,634)       (3,360)
          Noncurrent liabilities                                                         (7,848)       (5,300)
                                                                                       --------      --------
             Total net assets                                                          $ 31,807      $ 26,107
                                                                                       ========      ========

                  Book value of Radnet joint venture interests                         $ 13,717      $ 11,674
                  Cost in excess of book value of acquired joint venture interests        3,383         3,362
                                                                                       --------      --------
                     Total value of Radnet joint venture interests                     $ 17,100      $ 15,036
                                                                                       ========      ========

                     Total book value of other joint venture partner interests         $ 18,090      $ 14,433
                                                                                       ========      ========

                  Net revenue                                                          $ 80,948      $ 59,501
                  Net income                                                           $ 17,758      $ 11,758


NOTE 3 - FACILITY ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

         On October 31, 2008, we acquired the assets and business of Middletown Imaging in Middletown, Delaware for $210,000 in cash and the assumption of capital lease debt of $1.2 million. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $530,000 of goodwill was recorded with respect to this transaction.

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

         On July 23, 2008, we acquired the assets and business of NeuroSciences Imaging Center in Newark, Delaware for $4.5 million in cash. The center, which performs MRI, CT, Bone Density, X-ray, Fluoroscopy and other specialized procedures, is located in a highly specialized medical complex called the Neuroscience and Surgery Institute of Delaware. The acquisition complements our recent purchase of the Papastavros Associates Imaging centers completed in March, 2008. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $2.6 million of goodwill was recorded with respect to this transaction.

         On June 18, 2008, we acquired the assets and business of Ellicott Open MRI for the assumption of approximately $181,000 of capital lease debt. We made a preliminary purchase price allocation of the acquired assets and liabilities, and no goodwill was recorded with respect to this transaction.

         On June 2, 2008, we acquired the assets and business of Simi Valley Advanced Medical, a Southern California based multi-modality imaging center, for the assumption of capital lease debt of $1.7 million. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $313,000 of goodwill was recorded with respect to this transaction.

         On April 15, 2008, we acquired the net assets of five Los Angeles area imaging centers from InSight Health Corp. We completed the purchase of a sixth center in Van Nuys, CA from Insight Health Corp. on June 2, 2008. The total purchase price for the six centers was $8.5 million in cash. The centers provide a combination of imaging modalities, including MRI, CT, X-ray, Ultrasound and Mammography. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

         On April 1, 2008, we acquired the net assets and business of BreastLink Medical Group, Inc., a prominent Southern California breast medical oncology business and a leading breast surgery business, for the assumption of approximately $4.0 million of accrued liabilities and capital lease obligations. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $2.1 million of goodwill was recorded with respect to this transaction.

         On March 12, 2008, we acquired the net assets and business of Papastavros Associates Medical Imaging for $9.0 million in cash and the assumption of capital leases of $337,000. Founded in 1958, Papastavros Associates Medical Imaging is one of the largest and most established outpatient imaging practices in Delaware. The 12 Papastavros centers offer a combination of MRI, CT, PET, nuclear medicine, mammography, bone densitometry, fluoroscopy, ultrasound and X-ray. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $3.6 million of goodwill, and $1.2 million for covenants not to compete, was recorded with respect to this transaction.

         On February 1, 2008, we acquired the net assets and business of The Rolling Oaks Imaging Group, located in Westlake and Thousand Oaks, California, for $6.0 million in cash and the assumption of capital leases of $2.7 million. The practice consists of two centers, one of which is a dedicated women's center. The centers are multimodality and include a combination of MRI, CT, PET/CT, mammography, ultrasound and X-ray. The centers are positioned in the community as high-end, high-quality imaging facilities that employ state-of-the-art technology, including 3 Tesla MRI and 64 slice CT units. The facilities have been fixtures in the Westlake/Thousand Oaks market since 2003. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

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

         In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.6 million in cash plus the assumption of approximately $2.4 million of debt. Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound. After combining the Borg centers with RadNet's existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester. The leased facilities associated with these centers includes a total monthly rental of approximately $71,000 per month. Approximately $8.9 million of goodwill was recorded with respect to this transaction. Also, $1.4 million was recorded for the fair value of covenant not to compete contracts.

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

NOTE 4 - ACQUISITION OF RADIOLOGIX

         On November 15, 2006, we completed our acquisition of Radiologix, Inc. as a stock purchase. Under the terms of the merger agreement, Radiologix shareholders received aggregate consideration of 11,310,950 shares of our common stock and $42,950,000 in cash.

                                                         (IN THOUSANDS)
                                                         --------------
          Value of stock given by RadNet to Radiologix*     $39,400
          Cash                                               42,950
          Transaction fees and expenses**                    15,208
                                                            -------
          Total purchase price                              $97,558
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

                                                           (IN THOUSANDS)
                                                           --------------
          Current assets                                      $ 114,764
          Property and equipment, net                            78,644
          Identifiable intangible assets                         61,000
          Goodwill                                               47,762
          Investments in joint ventures                           9,482
          Other assets                                              974
          Current liabilities                                   (25,191)
          Accrued restructuring charges                            (314)
          Contracts                                              (8,994)
          Assumption of debt                                   (177,358)
          Long-term liabilities                                  (2,002)
          Minority interests in consolidated subsidiaries        (1,209)
                                                              ---------

          Total purchase price                                $  97,558
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

Identifiable intangible assets consist of:

                                                        ESTIMATED
                                           ESTIMATED    AMORTIZATION        ANNUAL
             (IN THOUSANDS)                FAIR VALUE      PERIOD         AMORTIZATION
             -------------                ----------- ------------------  ------------

          Management service agreements       $57,880     25 years            $ 2,315
          Covenants not to compete              3,120     1 to 2 years          1,810

         Estimated useful lives for the intangible assets were based on the average contract terms, which are greater than the amortization period that will be used for management contracts. Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

         GOODWILL: $47,762,000 has been allocated to goodwill. This is an increase of approximately $9.3 million from our previous estimate. The increase in goodwill relates to an $8.0 million decrease to property and equipment, a $100,000 increase to current assets, a $277,000 increase to deferred taxes and a $1.1 million increase to accrued liabilities. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets net of liabilities assumed. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill will not be amortized but instead will be tested for impairment at least annually. We performed this test on October 1, 2008. As a result of this test, management determined that the value of goodwill is not impaired. Because this goodwill was established through a stock purchase, no amount is deductible for tax purposes.

         OPERATING LEASES: We assumed certain operating leases for both equipment and facilities. All related historical deferred rent liabilities have been eliminated.


NOTE 5 - RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

         As discussed in Note 2, we adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. We are required to adopt the provisions of SFAS 157 for non-financial instruments in 2009 and do not expect this adoption to have a material impact on our consolidated financial statements.

         In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements. As we have not elected the fair value option allowed for by SFAS 159 for any assets or liabilities that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principals, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

         In December 2007, the FASB issued SFAS 141(R), BUSINESS COMBINATIONS and SFAS 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. Those standards were intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires acquisition related transaction costs to be expensed and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We have not evaluated the potential impact that SFAS 141(R) will have on our financial statements.

         SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We currently do not expect SFAS 160 to have a material impact on our financial statements, however, the effect is largely dependent on potential future transactions which we are currently unable to forecast.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

                                                            DECEMBER 31,
                                                      ------------------------
                                                        2008           2007
                                                      ---------      ---------
          Buildings                                   $       2      $     602
          Medical equipment                             173,884        142,423
          Office equipment, furniture and fixtures       49,676         42,466
          Leasehold improvements                         93,573         80,518
          Equipment under capital lease                  59,543         43,162
                                                      ---------      ---------
                                                        376,678        309,171
          Accumulated depreciation and amortization    (183,574)      (145,074)
                                                      ---------      ---------
                                                      $ 193,104      $ 164,097
                                                      =========      =========


     Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the fiscal years ended December 31, 2008 and 2007, the two months ended December 31, 2006 and the year ended October 31, 2006 was $49.4 million, $40.7 million, $5.4 million and $16.2 million, respectively.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill at December 31, 2008 totaled $105.3 million. Goodwill is recorded as a result of business combinations. Activity in goodwill for the year ended October 31, 2006, the two months ended December 31, 2006, and the years ended December 31, 2007 and 2008 are provided below (in thousands):


          Balance as of October 31, 2006 and 2005                                                                 $  23,099
               Goodwill acquired through the acquisition of Radiologix                                               38,508
                                                                                                                  ---------
          Balance as of December 31. 2006                                                                            61,607
               Adjustments to our preliminary allocation of the purchase price of Radiologix                          9,253
               Goodwill acquired through the acquisition of Walnut Creek Open MRI                                        50
               Goodwill acquired through the acquisition of Valley Imaging Center, Inc.                               2,818
               Goodwill acquired through the acquisition of Borge Imaging Group                                       9,202
               Goodwill acquired through the acquisition of Rockville Open MRI                                          365
               Goodwill acquired through the acquisition of Liberty Pacific Imaging                                   1,100
                                                                                                                  ---------
          Balance as of December 31, 2007                                                                            84,395
               Adjustments to our preliminary allocation of the purchase price of Borge Imaging Group                  (254)
               Adjustments to our preliminary allocation of the purchase price of Valley Imaging Center, Inc.           212
               Goodwill acquired through the acquisition of Rolling Oaks Imaging Group                                5,612
               Goodwill acquired through the acquisition of Papastavros Associates Medical Imaging                    3,649
               Goodwill acquired through the acquisition of BreastLink Medical Group, Inc                             2,048
               Goodwill acquired through the acquisition of InSight Health Corp.                                      5,560
               Goodwill acquired through the acquisition of Simi Valley Advanced Medical                                313
               Goodwill acquired through the acquisition of NeuroSciences Imaging Center                              2,613
               Goodwill acquired through the acquisition of imaging practice of Parvis Gamagami, M.D                    600
               Goodwill acquired through the acquisition of Middletown Imaging                                          530
                                                                                                                  ---------
          Balance as of December 31, 2008                                                                         $ 105,278
                                                                                                                  =========


         Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix and are recorded at cost of $57.9 million less accumulated amortization of $4.9 million at December 31, 2008. Also included in other intangible assets is the value of covenant not to compete contracts associated with our recent facility acquisitions (see note 3) totaling $6.4 million less accumulated amortization of $3.9 million, as well as the value of trade names associated with acquired imaging facilities totaling $2.2 million less accumulated amortization of $791,000. Amortization expense for the year ended December 31, 2008 was $4.1 million. Intangible assets are amortized using the straight-line method. Management service agreements are amortized over 25 years using the straight line method.

     The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):


                                                          YEAR ENDED DECEMBER 31,
                                           2009         2010        2011        2012       2013     THEREAFTER      TOTAL
                                          -------     -------     -------     -------     -------     -------     -------
    Management service agreements         $ 2,315     $ 2,315     $ 2,315     $ 2,315     $ 2,315     $41,385     $52,960
    Covenent not to compete contracts         727         660         597         438          50          --       2,472
    Trade names                               150         150         150         150         109         720       1,429
                                          -------     -------     -------     -------     -------     -------     -------
       Total annual amortization          $ 3,192     $ 3,125     $ 3,062     $ 2,903     $ 2,474     $42,105     $56,861
                                          =======     =======     =======     =======     =======     =======     =======


NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

                                               DECEMBER 31,
                                           -------------------
                                             2008        2007
                                           -------     -------

          Accounts payable                 $26,071     $13,288
          Accrued expenses                  37,950      31,950
          Accrued payroll and vacation      11,506       8,216
          Accrued professional fees          8,149       6,511
                                           -------     -------
              Total                        $83,676     $59,965
                                           =======     =======


NOTE 9 - NOTES PAYABLE, LONG-TERM DEBT, LINE OF CREDIT AND CAPITAL LEASES

         On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services (the "November 2006 Credit Facility"). This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and provide financing for working capital needs post-acquisition. The facility consists of a revolving credit facility of up to $45 million, a $225 million first lien Term Loan and a $135 million second lien Term Loan. The first lien term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each of the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

         On August 23, 2007, we secured an incremental $35 million ("Incremental Facility") as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services. The Incremental Facility consists of an additional $25 million as part of our first lien Term Loan and $10 million of additional capacity under our existing revolving line of credit bringing the total capacity to $55 million. As of December 31, 2008, the Company qualified to borrow up to $34 million on the revolver. The Incremental Facility will be used to fund certain identified strategic initiatives and for general corporate purposes.

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

         As part of the senior secured credit facility financing, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the closing. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap, not designated as a cash flow hedge, on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility that closed on March 9, 2006. In addition, on November 15, 2006, we entered into a designated cash flow hedge interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into a designated cash flow hedge interest rate swap on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

         The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company's use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in the Company's Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings. For the derivative held that is not designated as a cash flow hedging instrument, we recorded a decrease to interest expense of approximately $707,000 and an increase to interest expense of $820,000 for the years ended December 31, 2008 and 2007, respectively. The corresponding liability of approximately $823,000 is included in accounts payable and accrued expenses in the consolidated balance sheet at December 31, 2008. Of the derivatives that were designated as cash flow hedging instruments, we recorded $6.4 million to accumulated other comprehensive loss, and have an offsetting liability of the same amount, included in other non-current liabilities, for the fair value of these hedging instruments at December 31, 2008.

         Subsequent to year end 2008, the Company was able to modify two of its three interest rate swaps. The modifications extended the maturity of, and re-priced two existing interest rate hedges originally executed in 2006 for an additional 36 months, resulting in an annualized cash interest expense savings of $2.9 million. On one of the LIBOR hedge modifications for a notional amount of $107 million of LIBOR exposure, the Company on January 29, 2009 replaced a fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012. On the second LIBOR hedge modification for a notional amount of $90 million of LIBOR exposure, the Company on February 5, 2009 replaced a fixed LIBOR rate of 5.03% with a new rate of 3.61% also maturing on November 15, 2012.

         Notes payable, long-term debt, line of credit and capital lease obligations consist of the following (in thousands):


                                                                                                  DECEMBER 31,
                                                                                             ------------------------
                                                                                               2008         2007
                                                                                             ---------      ---------
          Revolving lines of credit                                                          $   1,742      $   4,222

          Notes payable at interest rates ranging from 8.8% to 13.5%, due
          through 2009, collateralized by medical equipment                                    425,236        385,600

          Obligations under capital leases at interest rates ranging from 9.1% to 13.0%, due through 2010, collateralized by medical and
           office equipment                                                                     39,302         31,982
                                                                                             ---------      ---------
                                                                                               466,280        421,804

          Less: current portion                                                                (20,565)       (12,991)
                                                                                             ---------      ---------
                                                                                             $ 445,715      $ 408,813
                                                                                             =========      =========


         The following is a listing of annual principal maturities of notes payable and long-term obligations exclusive of capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

                                  2009      $ 5,501
                                  2010        4,993
                                  2011        5,711
                                  2012      238,636
                                  2013      170,395
                                           --------
                                           $425,236
                                           ========

         We lease equipment under capital lease arrangements. Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

          2009                             $ 17,700
          2010                               13,597
          2011                                8,288
          2012                                4,155
          2013                                  615
                                           --------
          Total minimum payments             44,355
          Amount representing interest       (5,053)
                                           --------
          Present value of net minimum
          lease payments                     39,302
          Less current portion              (15,064)
                                           --------
          Long-term portion                $ 24,238
                                           ========


NOTE 10 - INCOME TAXES

         Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards. For the years ended December 31, 2008 and 2007, and the two months ended December 31, 2006, we recognized $151,000, $337,000 and $20,000, respectively, of state income tax related to profitable imaging centers from Radiologix. We did not incur any federal or state income taxes during the year ended October 31, 2006.

Following is a reconciliation between the effective tax rate and the statutory tax rates:

                                                          YEARS ENDED            TWO MONTHS ENDED    YEAR ENDED
                                                          DECEMBER 31,             DECEMBER 31,      OCTOBER 31,
                                                 ----------------------------      -----------------------------
                                                     2008            2007              2006             2006
                                                 ------------    ------------      ------------     ------------
Federal tax                                          -34.00%         -34.00%           -34.00%          -34.00%
State franchise tax, net of federal benefit            1.26%           2.12%             0.00%            0.00%
Non deductible expenses                                1.44%           1.14%             0.70%            0.70%
Provision to return reconciliation and other          -2.89%           1.36%

Changes in valuation allowance                        35.45%          31.50%            33.30%           33.30%
                                                 ------------    ------------      ------------     ------------
Income tax expense                                     1.26%           2.12%             0.00%            0.00%
                                                 ============    ============      ============     ============

Our deferred tax assets and liabilities comprise the following items:


Deferred Tax Assets & Liabilities:
----------------------------------
                                                         DECEMBER 31,
                                                  -----------------------
         Deferred tax assets:                       2008           2007
                                                  --------       --------
         Net operating losses                     $ 68,860       $ 61,108
         Tax Basis in Goodwill & Intangibles        25,276         26,657
         Unfaverable contract liability              3,647          3,348
         Allowance for doubtful accounts             1,510          1,482
         Other                                       8,020          1,567
         Valuation Allowance                       (57,409)       (48,002)
                                                  --------       --------
         Total Deferred Tax Assets                $ 49,904       $ 46,160
                                                  --------       --------

         Deferred tax liabilities:
         Property Plant & Equipment                 (7,421)        (7,638)
         Book Basis in Goodwill                    (19,195)       (14,276)
         Book Basis in Intangibles                 (23,065)       (24,275)
         Other                                        (500)          (248)

                                                  --------       --------
         Total Deferred Tax Liabilities           $(50,181)      $(46,437)
                                                  --------       --------

                                                  --------       --------
         Net deferred tax liability               $   (277)      $   (277)
                                                  ========       ========

         As of December 31, 2008, we had federal and state net operating loss carryforwards of approximately $181.2 million and $166.8 million, respectively, which expire at various intervals from the years 2007 to 2026. As of December 31, 2008, $23.3 million of our federal net operating loss carryforwards acquired in connection with the 1998 acquisition of Diagnostic Imaging Services, Inc. and the 2006 acquisition of Radiologix Inc. were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. As of December 31, 2006, future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Included in the net operating loss is $1.6 million of excess tax benefits related to the exercise of nonqualified stock options which will be recorded in equity when realized.

         We consider all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including tax planning strategies that would be employed to prevent an NOL from expiring unutilized. As of December 31, 2008, we have determined that deferred tax assets of $49.9 million are more-likely than not to be realized. We have also determined that deferred tax liabilities of $19.2 million are required related to book basis in goodwill that has an indefinite life.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

                              TOTAL NET OPERATING            AMOUNT SUBJECT
      Year Ended               LOSS CARRYFORWARDS          TO 382 LIMITATION
----------------------    --------------------------   -------------------------
2009                                      $  18,562                    $  5,337
2010                                         13,283                       1,737
2011                                          1,501                       1,501
2012                                              -                           -
2013                                              -                           -
Thereafter                                  147,852                      14,698
                          ------------------------------------------------------
                                          $ 181,198                    $ 23,273
                          ======================================================

NOTE 11 - CAPITAL STRUCTURE AND CAPITAL TRANSACTIONS

STOCK INCENTIVE PLANS

         We have three long-term incentive plans. We have not issued options under the 1992 plan since the adoption of the 2000 plan and we have not issued options under the 2000 plan since the adoption of the 2006 plan. We have reserved for issuance under the 2006 plan 2,500,000 shares of common stock. Options granted under the 2006 plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

         As of December 31, 2008, 932,500, or approximately 38.0%, of all the outstanding stock options and warrants under our option plans are fully vested. During the year ended December 31, 2008, we granted options and warrants to acquire approximately 1.4 million shares of common stock.

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

         As of December 31, 2008, 2,666,232, or approximately 77.7%, of all the outstanding warrants outside the 2006 plan are fully vested. During the year ended December 31, 2008, we granted warrants outside the 2006 plan to acquire 160,000 shares of common stock.

         In anticipation of the adoption of SFAS No. 123(R), we did not modify the terms of any previously granted awards.

         Mssrs. Linden, Hames and Stolper who hold the positions of Executive Vice President and General Counsel, Executive Vice President and Chief Operating Officer, Western Operations and Executive Vice President and Chief Financial Officer, respectively, were issued certain warrants in prior periods which fully vest upon the sooner of their respective multi-year vesting schedules or at such time as the 30 day average closing stock price of our shares in the public market in which it trades equals or exceeds $6.00. For the 30 day trading period ended March 7, 2007, the average closing price exceeded $6.00 per share. Accordingly, these warrants fully vested resulting in the expensing of the remaining unamortized fair value of these warrants of $1.7 million in the first quarter of 2007. In 2007, we also recorded $600,000 in bonus expense for the $0.40 per share for each share exercised cash bonus Mr. Hames will receive for each vested share exercised (see Note 12).

         The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

         The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                         2008                            2007
                                            ---------------------------------------------------------------
                                                              IMPACT OF EQUITY-BASED COMPENSATION
                                            ---------------------------------------------------------------
                                              AS REPORTED         COMP.      AS REPORTED         COMP.
                                            ---------------------------------------------------------------
Income from operations                      $     32,590      $  (2,902)     $    21,166      $  (3,313)
Loss before income tax                      $    (12,685)     $  (2,902)     $   (17,794)     $  (3,313)
Net loss                                    $    (12,836)     $  (2,902)     $   (18,131)     $  (3,313)
Net basic and diluted earning per share     $      (0.36)     $   (0.08)     $     (0.52)     $   (0.10)



[table continued]



                                                FOR THE TWO MONTHS ENDED          FOR THE YEAR ENDED
                                                      DECEMBER 31, 2006           OCTOBER 31, 2006
                                            ------------------------------------------------------------
                                                IMPACT OF EQUITY-BASED COMPENSATION
                                            ------------------------------------------------------------
                                                AS REPORTED        COMP.      AS REPORTED         COMP.
                                            ------------------------------------------------------------
Income from operations                          $    1,360      $    (78)     $   16,270      $   (459)
Loss before income tax                          $  (10,963)     $    (78)     $   (6,894)     $   (459)
Net loss                                        $  (10,983)     $    (78)     $   (6,894)     $   (459)
Net basic and diluted earning per share         $    (0.35)     $  (0.00)     $    (0.33)     $  (0.02)

         The following summarizes all of our option and warrant transactions from January 1, 2006 to December 31, 2008:

                                                           Weighted Average      Remaining      Aggregate
Outstanding Options and Warrants                            Exercise price   Contractual Life   Intrinsic
      Under the 2006 Plan                   Shares         Per Common Share     (in years)        Value
      -------------------                   ------         ----------------     ----------        -----

Balance, December 31, 2007                 1,165,250           $   5.74
Granted                                    1,355,000               5.06
Exercised                                    (50,250)              1.44
Canceled or expired                          (19,000)              7.69
                                          ---------
Balance, December 31, 2008                 2,451,000               5.44            4.88         $  456,680
                                         ==========
Exercisable at December 31, 2008             932,500               5.05            4.51            397,280
                                         ==========

                                                                             Weighted Average
                                                           Weighted Average    Remaining        Aggregate
         Non-Plan                                           Exercise price   Contractual Life    Intrinsic
   Outstanding Warrants                      Shares        Per Common Share    (in years)         Value
   --------------------                      ------        ----------------    ----------         -----

Balance, December 31, 2007                 3,996,667           $   1.85
Granted                                      160,000               3.26
Exercised                                   (621,666)              0.99
Canceled or expired                         (102,103)              1.78
                                          ----------
Balance, December 31, 2008                 3,432,898               2.07            3.05         $5,465,363
                                          ==========
Exercisable at December 31, 2008           2,666,232               1.44            3.01          5,302,296
                                          ==========


         The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on December 31, 2008. Total intrinsic value of options and warrants exercised during the year ended December 31, 2008 was approximately $4.2 million. As of December 31, 2008, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $6.3 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.


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

                         RISK-FREE         EXPECTED             EXPECTED
                      INTEREST RATE          LIFE              VOLATILITY
                      -------------          ----              ----------

December 31, 2008             2.75%       3.41 years             71.75%
December 31, 2007             4.54%       4.19 years             94.38%
December 31, 2006     No options were granted during the two months
                                    ended December 31, 2006
October 31, 2006     4.75% to 5.07%       3.5 years    96.21% to 101.31%


         We have determined the 2008 and 2007 expected life assumption under the "Simplified Method" as defined in SAB 107 and amended by SAB 110. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

         The weighted average fair value of options granted during the years ended December 31, 2008 and 2007 was $2.54 and $3.43, respectively. No options were issued during the two months ended December 31, 2006. The weighted average fair value of options granted during the year ended October 31, 2006 was $1.30.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASES - We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2025. Certain leases contain renewal options from two to ten years and escalation based either on the consumer price index or fixed rent escalators. The schedule below includes lease renewals that are reasonably assured. Minimum annual payments under noncancellable operating leases for future years ending December 31 are as follows (in thousands):

                              FACILITIES        EQUIPMENT             TOTAL
                              ----------        ----------         ----------
             2009             $   27,320        $   11,211         $   38,531
             2010                 26,014             9,427             35,441
             2011                 23,590             5,262             28,852
             2012                 21,447             3,486             24,933
             2013                 18,484             2,343             20,827
             Thereafter           74,771                --             74,771
                              ----------        ----------         ----------
                              $  191,626        $   31,729         $  223,355
                              ==========        ==========         ==========


         Total rent expense, including equipment rentals, for the years ended December 31, 2008 and 2007, the two months ended December 31, 2006 and the year ended October 31, 2006 was $43.5 million, $41.3 million, $6.1 million and $8.8 million, respectively.

         Salaries and consulting agreements - We have a variety of arrangements for the payment of professional and employment services. The agreements provide for the payment of professional fees to physicians under various arrangements, including a percentage of revenue collected from 15.0% to 21.0%, fixed amounts per periods and combinations thereof.

         In consideration of the continued employment by Norman Hames, our Executive Vice President and Chief Operating Officer - Western Operations and a director in March 2006 we issued to Mr. Hames a seven year warrant to purchase 1,500,000 shares at an exercise price of $1.12 per share, the price of our common stock on the date of the transaction in the public market in which it trades, vesting over the seven year period. The issuance was an extension of the option originally issued to Mr. Hames in 2001 in connection with the sale of his business to us. We have agreed to provide to Mr. Hames a bonus of $0.40 per share for each share exercised. This warrant fully vested in March 2007. Accordingly, we have accrued $600,000 as of December 31, 2007 for the vested $0.40 per share bonus.

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

         The plaintiff's have signed an agreement and given notice to the class that they intend to dismiss us from the case in exchange for our agreement not to seek costs in connection with our being named. The Court is expected to rule on the dismissal in April 2009.

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


NOTE 13 - EMPLOYEE BENEFIT PLAN

         We adopted a profit-sharing/savings plan pursuant to Section 401(k) of the Internal Revenue Code that covers substantially all non-professional employees. Eligible employees may contribute on a tax-deferred basis a percentage of compensation, up to the maximum allowable under tax law. Employee contributions vest immediately. The plan does not require a matching contribution by us. There was no expense for any periods presented in the report.

NOTE 14 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2008 and 2007. This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for earnings per share).

                                                    2008 QUARTER ENDED                             2007 QUARTER ENDED
                                     ---------------------------------------------   ---------------------------------------------
                                       Mar 31     June 30     Sept 30     Dec 31      Mar 31      June 30     Sept 30      Dec 31
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                            (1)                                              (2)
Statement of Operations Data:
Net revenue                          $ 114,698   $ 127,446   $ 131,717   $ 128,257   $ 105,815   $ 107,027   $ 110,209   $ 102,419

Total operating expenses               107,961     119,011     121,362     121,194     101,406      96,875     101,546     104,477

Total other expense                     13,556      12,495      12,047      13,562      10,837       9,728      11,575      10,270

Equity in earnings of joint ventures     1,491       1,950       1,871       1,176         995         982       1,103         970

Minority interests in income
      of subsidiaries                      (24)        (25)        (27)        (27)       (115)       (170)       (198)       (117)

Income tax expense                         123          14          14          --          16          13          86         222

Net income (loss)                       (5,475)     (2,149)        138      (5,350)     (5,564)      1,223      (2,093)    (11,697)


Basic earnings (loss) per share:         (0.15)      (0.06)       0.00       (0.15)      (0.16)       0.04       (0.06)      (0.33)

Diluted earnings (loss) per share:       (0.15)      (0.06)       0.00       (0.15)      (0.16)       0.03       (0.06)      (0.33)

         (1) During the quarter ended December 31, 2008, the Company revised its estimate of the net realizable value of its accounts receivable and recorded a charge of $7.2 million.

         (2) During the quarter ended December 31, 2007, the Company revised its estimate of the net realizable value of its accounts receivable and recorded a charge of $8.5 million.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------

     Inapplicable.


ITEM 9A.     CONTROLS AND PROCEDURES
             -----------------------

         We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer, and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in our disclosure controls and procedures during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the guidelines established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles GAAP.

         Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. We reviewed the results of management's assessment with our Audit Committee.

         The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
RadNet, Inc.


We have audited RadNet Inc. and subsidiaries ("RadNet's") internal control over financial reporting as of December 31, 2008, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RadNet's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion RadNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of RadNet, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and our report dated March 16, 2009 expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

Los Angeles, California
March 16, 2009

ITEM 9B.     OTHER INFORMATION.
             ------------------

         None

                                    PART III

As used in this Part III, "RadNet" and the "Company" means RadNet, Inc.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
             ------------------------------------------------------

         The information required by this item regarding the Company's directors and executive officers is incorporated herein by reference to the sections entitled "Proposal 1 - Election Of Directors" and "Compensation of Directors and Executive Officers" and "Corporate Governance - Board Committees - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May ___, 2009 (the "Proxy Statement"). Information regarding the Company's executive officers is set forth in Part 1 of this Report under the caption "Executive Officers."

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

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

         The information required by this item is incorporated by reference to the sections entitled "Compensation of Directors and Executive Officers" and "Compensation Discussion and Analysis" in the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             ------------------------------------------------------------------
             RELATED SHAREHOLDER MATTERS
             ---------------------------

         The information required by this item is incorporated by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Compensation of Directors and Executive Officers- Summary Compensation Table" in the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             ------------------------------------------------------------
             INDEPENDENCE
             ------------

         The information required by this item is incorporated by reference to the section entitled ""Certain Relationships and Related Party Transactions" in the Proxy Statement.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
             --------------------------------------

         The information required by this item is incorporated by reference to the sections entitled "Independent Registered Public Accounting Firm Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" in the Proxy Statement.

                                     PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                 PAGE NO.
             ------------------------------------------                 --------

(a) Financial Statements - The following financial statements are filed herewith:

Reports of Independent Registered Public Accounting Firms               47 to 48

Consolidated Balance Sheets                                             49

Consolidated Statements of Operations                                   50

Consolidated Statements of Stockholders' Deficit                        51

Consolidated Statements of Cash Flows                                   52

Notes to Consolidated Financial Statements                              54 to 71

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

RADNET, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    BALANCE AT         CHARGES
                                                   BEGINNING OF        AGAINST          DEDUCTIONS        BALANCE AT END
                                                       YEAR            INCOME          FROM RESERVE          OF YEAR
                                                     --------          --------          --------           --------

Year Ended December 31, 2008
Accounts Receivable-Allowance for Bad Debts          $ 11,571          $ 30,833          $(30,338)          $ 12,066

Year Ended December 31, 2007
Accounts Receivable-Allowance for Bad Debts          $  8,486          $ 27,467          $ 24,382           $ 11,571

Two months Ended December 31, 2006
Accounts Receivable-Allowance for Bad Debts          $  1,490          $  3,907          $ (3,807)          $  8,486

Year Ended October 31, 2006
Accounts Receivable-Allowance for Bad Debts          $    980          $  7,626          $  7,116           $  1,490

(c) Exhibits - The following exhibits are filed herewith or incorporated by reference herein:

                                                                                               INCORPORATED BY
EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT                               REFERENCE TO
-----------                                 ----------------------                               ------------

2.1.1            Agreement and Plan of Merger, dated as of July 6, 2006, by and among                 (O)
                 Primedex, Radiologix, RadNet and Merger Sub

2.1.2            Agreement and Plan of Merger and Reorganization, dated as of September 3,            (Y)
                 2008
3.1.1            Certificate of Incorporation as amended                                              (A)

3.1.2            November 17, 1992 amendment to the Certificate of Incorporation                      (A)

3.1.3            December 27, 2000 amendment to the Certificate of Incorporation                      (E)

3.1.4            November 15, 2006 amendment to the Certificate of Incorporation                      (Q)

3.1.5            November 27, 2006 amendment to the Certificate of Incorporation                      (Q)

3.1.6            Certificate of Incorporation of RadNet, Inc., a Delaware corporation                 (Y)

3.1.7            Certificate of Amendment to Certificate of Incorporation of RadNet, Inc.,            (Y)
                 a Delaware corporation, dated September 2, 2008

3.3              By-laws                                                                              (Y)

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

10.12            Securities Purchase Agreement between the Company and Howard G. Berger,              (E)
                 M.D.

10.13            2000 Long-Term Incentive Plan*                                                       (F)

10.14            Employment Agreement dated April 16, 2001, with Jeffrey L. Linden                    (G)
                 and amendment to agreement*                                                          (I)

10.15            Employment Agreement with Norman R. Hames dated May 1, 2001                          (G)
                 and amendment to agreement*                                                          (I)

                                                                                               INCORPORATED BY
EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT                               REFERENCE TO
-----------                                 ----------------------                               ------------

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

10.38            Amendment of Existing Credit Agreement with General Electric Capital                 (T)
                 Corporation dated November 2007.

10.39            Amendment of Existing Credit Agreement with General Electric Capital                 (V)
                 Corporation dated February 2008.


                                                                                               INCORPORATED BY
EXHIBIT NO.                                 DESCRIPTION OF EXHIBIT                               REFERENCE TO
-----------                                 ----------------------                               ------------

10.40            First amendment to the 2006 Equity Incentive Plan                                    (W)

10.41            Form of warrant recharacterized as under the 2006 Equity Incentive plan -            (W)
                 Form A

10.42            Form of warrant recharacterized as under the 2006 Equity Incentive plan -            (W)
                 Form B

10.43            Form of Indemnification Agreement between the registrant and each of its             (X)
                 officers and directors

14               Code of Financial Ethics                                                             (H)

21               List of Subsidiaries                                                                 (Z)

23.1             Consent of Registered Independent Public Accounting Firm                             (Z)

31.1             CEO Certification pursuant to Section 302                                            (Z)

31.2             CFO Certification pursuant to Section 302                                            (Z)

32.1             CEO Certification pursuant to Section 906                                            (Z)

32.2             CFO Certification pursuant to Section 906                                            (Z)

---------------
    * Management contract with compensatory arrangement.

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

(V) Incorporated by reference to exhibit filed with Form 10-K for December 31, 2007.

(W) Incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008.

(X) Incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008.

(Y) Incorporated by reference to exhibit filed with Form 8-K for September 3, 2008.

(Z)      Filed herewith.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RADNET, INC.
Date:  March 16, 2009                       /s/  HOWARD G. BERGER, M.D.
                                            ------------------------------------
                                            HOWARD G. BERGER, M.D., PRESIDENT,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By              /s/    HOWARD G. BERGER, M.D.
    --------------------------------------------------------
HOWARD G. BERGER, M.D., DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Date:   March 16, 2009


By              /s/    MARVIN S. CADWELL
    --------------------------------------------------------
MARVIN S. CADWELL, DIRECTOR

Date:   March 16, 2009


By              /s/    JOHN V. CRUES, III, M.D.
    --------------------------------------------------------
JOHN V. CRUES, III, M.D., DIRECTOR

Date:     March 16, 2009


By              /s/    NORMAN R. HAMES
    --------------------------------------------------------
NORMAN R. HAMES, DIRECTOR

Date:   March 16, 2009


By              /s/    DAVID L. SWARTZ
    --------------------------------------------------------
DAVID L. SWARTZ, DIRECTOR

Date:   March 16, 2009


By              /s/    LAWRENCE L. LEVITT
    --------------------------------------------------------
LAWRENCE L. LEVITT, DIRECTOR

Date:   March 16, 2009

By              /s/    MICHAEL L. SHERMAN, M.D.
    --------------------------------------------------------
MICHAEL L. SHERMAN, M.D., DIRECTOR

Date:   March 16, 2009


By              /s/    MARK D. STOLPER
    --------------------------------------------------------
MARK D. STOLPER, CHIEF FINANCIAL OFFICER (Principal Accounting Officer)

Date:   March 16, 2009