Form 10-Q
period 2009-03-31
RadNet, Inc.
filed 2009-05-11
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding on April 30, 2009, was 35,924,279 shares.

RADNET, INC.

INDEX

PART I – FINANCIAL INFORMATION

	ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets at March 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the Three Months ended March 31, 2009 and 2008

Consolidated Statement of Stockholders’ Deficit for the Three Months ended March 31, 2009

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

	ITEM 4.	Controls and Procedures

PART II – OTHER INFORMATION

	ITEM 1.	Legal Proceedings

	ITEM 1A.	Risk Factors

	ITEM 5.	Other Information

	ITEM 6.	Exhibits

SIGNATURES

INDEX TO EXHIBITS

PART 1 - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable, net	97,170	96,097
Refundable income taxes	103	103
Prepaid expenses and other current assets	10,497	12,370
Total current assets	107,770	108,570
PROPERTY AND EQUIPMENT, NET	189,956	193,104
OTHER ASSETS
Goodwill	105,378	105,278
Other intangible assets	56,022	56,861
Deferred financing costs, net	10,237	10,907
Investment in joint ventures	18,712	17,637
Deposits and other	3,748	3,752
Total other assets	194,097	194,435
Total assets	$491,823	$496,109
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$71,319	$81,175
Due to affiliates	5,524	5,015
Notes payable	7,412	5,501
Current portion of deferred rent	408	390
Obligations under capital leases	16,862	15,064
Total current liabilities	101,525	107,145
LONG-TERM LIABILITIES
Line of credit	-	1,742
Deferred rent, net of current portion	7,801	7,996
Deferred taxes	277	277
Notes payable, net of current portion	421,687	419,735
Obligations under capital lease, net of current portion	23,555	24,238
Other non-current liabilities	21,222	16,006
Total long-term liabilities	474,542	469,994
COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
RadNet, Inc.'s equity deficit:
Common stock - $.0001 par value, 200,000,000 shares authorized;
35,924,279 and 35,911,474 shares issued and outstanding at
March 31, 2009 and December 31, 2008, respectively	4	4
Paid-in-capital	153,715	153,006
Accumulated other comprehensive loss	(9,476)	(6,396)
Accumulated deficit	(228,564)	(227,722)
Total RadNet, Inc.'s equity deficit	(84,321)	(81,108)
Noncontrolling interests	77	78
Total equity deficit	(84,244)	(81,030)
Total liabilities and equity deficit	$491,823	$496,109

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

NET REVENUE	$128,003	$113,897

OPERATING EXPENSES
Operating expenses	97,013	88,966
Depreciation and amortization	13,174	12,469
Provision for bad debts	7,974	6,487
Loss on sale of equipment	26	8
Severance costs	17	31
Total operating expenses	118,204	107,961

INCOME FROM OPERATIONS	9,799	5,936

OTHER EXPENSES (INCOME)
Interest expense	13,022	13,588
Other (income) expense	197	(32)
Total other expense	13,219	13,556

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	(3,420)	(7,620)
Provision for income taxes	(37)	(123)
Equity in earnings of joint ventures	2,635	2,292
NET LOSS	(822)	(5,451)
Net income attributable to noncontrolling interests	20	24
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON SHAREHOLDERS	$(842)	$(5,475)

BASIC AND DILUTED NET LOSS PER SHARE
ATTRIBUTABLE TO RADNET, INC. COMMON SHAREHOLDERS	$(0.02)	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	35,916,169	35,561,041

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA) (Unaudited)

					Accumulated
					Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	RadNet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity Deficit	Interests	Equity Deficit

BALANCE - JANUARY 1, 2009	35,911,474	$4	$153,006	$(227,722)	$(6,396)	$(81,108)	$78	$(81,030)
Issuance of common stock upon exercise of options/warrants	12,805	-		-	-	-		-
Share-based compensation	-	-	709	-	-	709		709
Dividends paid to noncontrolling interests						-	(21)	(21)
Change in fair value of cash flow hedge	-	-	-	-	(3,080)	(3,080)		(3,080)
Net income (loss)	-	-	-	(842)	-	(842)	20	(822)
Comprehensive loss	-	-	-	-	-	(3,922)	20	(3,902)

BALANCE - MARCH 31, 2009	35,924,279	$4	$153,715	$(228,564)	$(9,476)	$(84,321)	$77	$(84,244)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(822)	$(5,451)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	13,174	12,469
Provision for bad debts	7,974	6,487
Dividends paid to noncontrolling interests	(21)	(10)
Equity in earnings of joint ventures	(2,635)	(2,292)
Distributions from joint ventures	1,770	1,371
Deferred rent amortization	(177)	290
Deferred financing cost interest expense	670	531
Net loss on disposal of assets	26	8
Share-based compensation	709	454
Changes in operating assets and liabilities, net of assets
acquired and liabilities assumed in purchase transactions:
Accounts receivable	(9,047)	(14,182)
Other current assets	1,955	(1,027)
Other assets	4	(573)
Accounts payable and accrued expenses	3,087	(768)
Net cash provided by (used in) operating activities	16,667	(2,693)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(1,811)	(15,028)
Purchase of property and equipment	(6,885)	(9,743)
Proceeds from sale of equipment	-	228
Purchase of equity interest in joint ventures	(210)	(328)
Net cash used in investing activities	(8,906)	(24,871)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in restricted cash	-	(8,046)
Principal payments on notes and leases payable	(5,519)	(4,410)
Proceeds from borrowings on notes payable	-	35,000
Deferred financing costs	-	(4,195)
Net (payments) proceeds on line of credit	(1,742)	8,936
Distributions to counterparties of cash flow hedges	(500)	-
Proceeds from issuance of common stock	-	261
Net cash (used in) provided by financing activities	(7,761)	27,546
NET DECREASE IN CASH	-	(18)
CASH, beginning of period	-	18
CASH, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$11,020	$11,446
The accompanying notes are an integral part of these financial statements

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We entered into capital leases and equipment notes for approximately $10.5 million and $12.1 million, excluding capital leases assumed in acquisitions, during the three months ended March 31, 2009 and 2008, respectively.  We also acquired equipment for approximately $1.3 million and $13.2 million during the three months ended March 31, 2009 and 2008 that we had not paid for as of March 31, 2009 and 2008, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

We record the effective portion of the change in fair value of our interest rate swaps that are designated as cash flow hedges to accumulated other comprehensive loss.  During the three months ended March 31, 2009 and 2008, we recorded charges of $3.1 million and $4.0 million, respectively, to accumulated other comprehensive loss for the change in fair value in these respective periods.  As discussed in Note 5, we entered into interest rate swap modifications in the first quarter of 2009.  These modifications include a significant financing element and, as such, all cash inflows and outflows subsequent to the date of modification are presented as financing activities.

Detail of investing activity related to acquisitions can be found in Notes 3.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

RadNet, Inc. or RadNet (“we” or the “Company”) is incorporated in the state of Delaware.  We operate a group of regional networks comprised of 167 diagnostic imaging facilities located in six states with operations primarily in California, Maryland, the Treasure Coast area of Florida, Kansas, Delaware and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company’s operations comprise a single segment for financial reporting purposes.

The consolidated financial statements also include the accounts of RadNet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional partnership, all collectively referred to as "us" or "we".  The consolidated financial statements also include RadNet Sub, Inc., RadNet Management I, Inc., RadNet Management II, Inc., SoCal MR Site Management, Inc. , Radiologix, Inc., RadNet Management Imaging Services, Inc., Delaware Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

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

At a portion of our centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  Our management service fees are included in net revenue in the consolidated statement of operations and totaled $7.4 million and $8.3 million for the three months ended March 31, 2009 and 2008, respectively.  We have no financial controlling interest in the independent radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2009 and 2008 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior period amounts have been reclassified to conform with the current period presentation.  These changes have no effect on net income.

Liquidity and Capital Resources

We had a working capital balance of $6.2 million and $1.4 million at March 31, 2009 and December 31, 2008, respectively.  We had net losses attributable to RadNet, Inc.’s common shareholders of $842,000 and $5.5 million for the three months ended March 31, 2009 and 2008, respectively.  We also had a RadNet, Inc. shareholder equity deficit of $84.3 million and $81.1 million at March 31, 2009 and December 31, 2008, respectively.

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

Our business strategy with regard to operations focuses on the following:

▪	Maximizing performance at our existing facilities;

▪	Focusing on profitable contracting;

▪	Expanding MRI, CT and PET applications;

▪	Optimizing operating efficiencies; and

▪	Expanding our networks.

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

NOTE 2 – RECENT AND PENDING ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R), an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date will be recognized as part of on-going operations. In addition, SFAS 141(R) will have an impact on the goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after January 1, 2009. The impact that the adoption of SFAS 141(R) will have on our consolidated financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions. The Company adopted the provisions of SFAS 160 on January 1, 2009.  Such provisions are applied prospectively except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented.  Accordingly, we have reclassified minority interests as a component of equity deficit and renamed this item “Non-controlling interests” on our consolidated balance sheets at March 31, 2009 and December 31, 2008.  Additionally, our net loss for the three months ended March 31, 2009 and 2008 has been allocated between RadNet, Inc.’s common shareholders and noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133), have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS No. 161 effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not affect the presentation of the Company’s financial position, results of operations or cash flows. See Note 5 for the disclosures required by SFAS No. 161.

On April 9, 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1).  FSP 107-1 amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  It also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  We plan to adopt FSP 107-1, and provide the additional required disclosures, in the second quarter of 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

NOTE 3 – FACILITY ACQUISITIONS

On March 27, 2009, we acquired the assets and business of Elite Diagnostic Imaging, LLC in Victorville, CA for approximately $1.3 million.  We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $1.2 million of fixed assets and $100,000 of goodwill was recorded with respect to this transaction.

On March 31, 2009, we acquired the assets and business of Inter-County Imaging in Yonkers, NY for approximately $553,000.  We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $500,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 12, 2008, we acquired the net assets and business of Papastavros Associates Medical Imaging for $9.0 million in cash and the assumption of capital leases of $337,000.  Founded in 1958, Papastavros Associates Medical Imaging is one of the largest and most established outpatient imaging practices in Delaware. The 12 Papastavros centers offer a combination of MRI, CT, PET, nuclear medicine, mammography, bone densitometry, fluoroscopy, ultrasound and X-ray. We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $2.0 million of accounts receivable, $3.6 million of goodwill, and $1.2 million for covenants not to compete, was recorded with respect to this transaction.

On February 1, 2008, we acquired the net assets and business of The Rolling Oaks Imaging Group, located in Westlake and Thousand Oaks, California, for $6.0 million in cash and the assumption of capital leases of $2.7 million.  The practice consists of two centers, one of which is a dedicated women’s center. The centers are multimodality and include a combination of MRI, CT, PET/CT, mammography, ultrasound and X-ray. The centers are positioned in the community as high-end, high-quality imaging facilities that employ state-of-the-art technology, including 3 Tesla MRI and 64 slice CT units. The facilities have been fixtures in the Westlake/Thousand Oaks market since 2003.  We made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $3.4 million of fixed assets and $5.6 million of goodwill was recorded with respect to this transaction.

NOTE 4 – LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.’S COMMON SHAREHOLDERS

Loss per share attributable to RadNet, Inc.’s common shareholders is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2009	2008

Net loss attributable to RadNet, Inc.'s common shareholders	$(842)	$(5,475)

BASIC LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON SHAREHOLDERS
Weighted average number of common shares outstanding during the year	35,916,169	35,561,041
Basic loss per share attributable to RadNet, Inc.'s common shareholders	$(0.02)	$(0.15)
DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON SHAREHOLDERS
Weighted average number of common shares outstanding during the year	35,916,169	35,561,041
Add additional shares issuable upon exercise of stock options and warrants	-	-
Weighted average number of common shares used in calculating diluted loss per share	35,916,169	35,561,041
Diluted loss per share attributable to RadNet, Inc.'s common shareholders	$(0.02)	$(0.15)

For the three months ended March 31, 2009 and 2008, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.

NOTE 5 – DERIVITIVE INSTRUMENTS

Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (Statement 133(R)), requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

We are exposed to certain risks relating to our ongoing business operations. Our primary risk managed by using derivative instruments is interest rate risk. We have entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis during the period of the interest rate swap, thus reducing the impact of interest-rate changes on future interest expense.

In accordance with Statement 133(R), we designate certain interest rate swaps as cash flow hedges of floating-rate borrowings. For interest rate swaps that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive income, then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge components excluded from the assessment of effectiveness, are recognized in the statement of operations during the current period.

As part of our senior secured credit facility financing, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the closing. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility that closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap, designated as a cash flow hedge, on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap, also designated as a cash flow hedge, on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

During the three months ended March 31, 2009, we modified the two interest rate swaps designated as cash flow hedges mentioned above.  The modifications, commonly referred to as “blend and extends”, extended the maturity of, and re-priced these two interest rate swaps originally executed in 2006, for an additional 36 months, resulting in an estimated annualized cash interest expense savings of $2.9 million.

On the LIBOR hedge modification for a notional amount of $107 million of LIBOR exposure, the Company on January 29, 2009 replaced the existing fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012.  On the second LIBOR hedge modification for a notional amount of $90 million of LIBOR exposure, the Company on February 5, 2009 replaced the existing fixed LIBOR rate of 5.03% with a new rate of 3.61% also maturing on November 15, 2012. Both modified interest swaps have been designated as cash flow hedges.

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Other Comprehensive Income (OCI) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, is being amortized on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.  As of March 31, 2009, after amortization of $1.2 in the first quarter of 2009, the remaining unamortized OCI associated with the original cash flow hedges was $4.9 million.

We document our risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Our use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. We do not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in our Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings.

Of the derivatives that were not designated as cash flow hedging instruments, we recorded a decrease to interest expense of approximately $570,000 and an increase to interest expense of  $951,000 for the three months ended March 31, 2009 and 2008, respectively. The corresponding liability of approximately $253,000 is included in accounts payable and accrued expenses in the consolidated balance sheet at March 31, 2009. Of the derivatives that were designated as cash flow hedging instruments, we recorded $11.9 million to accumulated other comprehensive loss, and a long-term offsetting liability of the same amount for the fair value of these hedging instruments at March 31, 2009.

A tabular presentation of the fair value of derivative instruments as of March 31, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other non-current liabilities	$(11,880)

Derivative not designated as a hedging instrument under Statement 133

Interest rate contracts	Accounts payable and accrued expenses	$(253)

A tabular presentation of the effect of derivative instruments on our statement of operations for the three months ended March 31, 2009 is as follows (amounts in thousands):

Derivatives in Statement 133 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AccumulatedOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate contracts	$ (4,292)	Interest income/ (expense)	* $ (1,724)	Interest income/(expense)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate contracts	Interest income/ (expense)	$ 570

  *    Includes $1.2 million of amortization of OCI associated with the original cash flow hedges prior to modification (see discussion above).

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased $1.1 million to $18.7 million at March 31, 2009 compared to $17.6 million at December 31, 2008.  This increase is primarily related to our purchase of an additional $210,000 of share holdings in joint ventures that were existing as of December 31, 2008 as well as our equity earnings, net of eliminating all inter company profits, of $2.7 million for the three months ended March 31, 2009, offset by $1.8 million of distributions received during the period.

We received management service fees from the centers underlying these joint ventures of approximately $1.9 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively.

The following table is a summary of key financial data for these joint ventures as of and for the three months ended March 31, 2009 (in thousands):

Balance Sheet Data:	March 31, 2009
Current assets	$22,654
Noncurrent assets	24,179
Current liabilities	(5,851)
Noncurrent liabilities	(7,378)
Total net assets	$33,604

Book value of RadNet joint venture interests	$14,732
Cost in excess of book value of acquired joint venture interests	3,383
Elimination of intercompany profit remaining on RadNet's consolidated balance sheet	597
Total value of RadNet joint venture interests	$18,712

Total book value of other joint venture partner interests	$18,872

Net revenue	$18,923
Net income	$3,689

NOTE 7 – SHARE BASED COMPENSATION

We have three long-term incentive plans which we refer to as the 1992 Plan, the 2000 Plan and the 2006 Plan. We have not issued options under the 1992 plan since the adoption of the 2000 plan and we have not issued options under the 2000 plan since the adoption of the 2006 plan. We have reserved for issuance under the 2006 plan 2,500,000 shares of common stock. Certain options granted under the 2006 plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the plan. Stock options and warrants generally vest over three to five years and expire five to ten years from date of grant.

As of March 31, 2009, 1,052,500, or approximately 41.3%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the three months ended March 31, 2009, we granted options and warrants to acquire 100,000 shares of common stock.

We have issued warrants outside the plan under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services.  All warrants issued after our February 2007 listing on the NASDAQ Global Market have been characterized as awards under the 2006 plan.  All warrants outside the plan have been issued with an exercise price equal to the fair market value of the underlying common stock on the date of grant. The warrants expire from five to seven years from the date of grant.  Vesting terms are determined by the board of directors or the compensation committee of the board of directors at the date of grant.

As of March 31, 2009, 2,811,232, or approximately 82.5%, of all the outstanding warrants outside the 2006 plan are fully vested.   During the three months ended March 31, 2009, we did not grant any warrants outside the 2006 plan.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):

	For the Three Months Ended March 31,
	2009		2008
	Impact of Equity-Based Compensation
	As Reported	Comp.	As Reported	Comp.
Income from operations	$9,799	$(709)	$5,936	$(454)
Loss attributable to RadNet, Inc.'s common shareholders before income tax	$(805)	$(709)	$(5,352)	$(454)
Net loss attributable to RadNet, Inc.'s common shareholders	$(842)	$(709)	$(5,475)	$(454)
Net basic and diluted earning per share attributable to RadNet, Inc.'s common shareholders	$(0.02)	$(0.02)	$(0.15)	$(0.01)

The following summarizes all of our option and warrant activity for the three months ended March 31, 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Outstanding Options and Warrants		Exercise price	Contractual Life	Intrinsic
Under the 2006 Plan	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2008	2,451,000	$5.44
Granted	100,000	3.53
Exercised	-	-
Canceled or expired	-	-
Balance, March 31, 2009	2,551,000	5.36	4.64	$48,970
Exercisable at March 31, 2009	1,052,500	4.95	4.33	48,970

			Weighted Average
		Weighted Average	Remaining	Aggregate
Non-Plan		Exercise price	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2008	3,432,898	$2.07
Granted	-	-
Exercised	(25,000)	1.20
Canceled or expired	-	-
Balance, March 31, 2009	3,407,898	2.08	2.83	$631,948
Exercisable at March 31, 2009	2,811,232	1.62	2.79	614,348

The aggregate intrinsic value in the table above represents the difference between our closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options and warrants on March 31, 2009. Total intrinsic value of options and warrants exercised during the three months ended March 31, 2009 was approximately $16,000.  As of March 31, 2009, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $5.8 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The following is the weighted average data used to calculate the fair value:
	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

March 31, 2009	1.73%	2.5 years	74.27%	-
March 31, 2008	2.52%	4.20 years	86.17%	-

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

The weighted-average grant date fair value of stock options and warrants granted during the three months ended March 31, 2009 and 2008 was $1.61 and $4.95, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

At March 31, 2009, based on Level 2 inputs, we determined the fair values of our first and second lien term loans issued on November 15, 2006 and extended on August 23, 2007 to be $199.3 million and $110.5 million, respectively.  The carrying amount of the first and second lien term loans at March 31, 2009 was $244.5 million and $170.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At March 31, 2009 the fair value of these swaps of a liability of $12.2 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

              On January 1, 2009, the Company adopted without material impact on its condensed consolidated financial statements the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value including goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements reflect, among other things, management’s current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements.  Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “will,” “expects,” “should” and similar words and expressions are intended to identify forward-looking statements.  Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.  The factors included in “Risks Relating to Our Business,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended or supplemented by the information if any, in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

The Company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements are based upon, among other things, the Company’s assumptions with respect to:

•  future revenues;
•  expected performance and cash flows;
•  changes in regulations affecting the Company;
•  changes in third-party reimbursement rates;
•  the outcome of litigation;
•  the availability of radiologists at BRMG and our other contracted radiology practices;
•  competition;
•  acquisitions and divestitures of businesses;
•  joint ventures and other business arrangements;
•  access to capital and the terms relating thereto;
•  technological changes in our industry;
•  successful execution of internal plans;
•  compliance with our debt covenants; and
•  anticipated costs of capital investments.

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.  As noted above, these forward-looking statements speak only as of the date when they are made.  The Company does not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.  Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the Company’s filings with the SEC on Form 10-K, Form 10-Q and Form 8-K.

Overview

The following discussion should be read along with the unaudited consolidated condensed financial statements included in this Form 10-Q, as well as the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s services, industry outlook, and business trends.

We operate a group of regional networks comprised of 167 diagnostic imaging facilities located in seven states with operations primarily in California, the Mid-Atlantic, the Treasure Coast area of Florida, Kansas and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company’s operations comprise a single segment for financial reporting purposes.

The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements from November 15, 2006, the date of the Company’s acquisition of Radiologix. The consolidated financial statements also include the accounts of RadNet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional partnership, all collectively referred to as "us" or "we".  The consolidated financial statements also include RadNet Sub, Inc., RadNet Management I, Inc., RadNet Management II, Inc., SoCal MR Site Management, Inc., Radiologix, Inc., RadNet Management Imaging Services, Inc., Delaware Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

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

At a portion of our centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  Our management service fees are included in net revenue in the consolidated statement of operations and totaled $7.4 million and $8.3.million for the three months ended March 31, 2009 and 2008, respectively.  We have no financial controlling interest in the independent radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

As of the period covered in this report, there have been no material changes to the critical accounting estimates we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008

NET REVENUE	100.0%	100.0%

OPERATING EXPENSES
Operating expenses	75.8%	78.1%
Depreciation and amortization	10.3%	10.9%
Provision for bad debts	6.2%	5.7%
Loss on sale of equipment	0.0%	0.0%
Severance costs	0.0%	0.0%
Total operating expenses	92.3%	94.8%

INCOME FROM OPERATIONS	7.7%	5.2%

OTHER EXPENSES (INCOME)
Interest expense	10.2%	11.9%
Other (income) expense	0.2%	0.0%
Total other expense	10.3%	11.9%

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	-2.7%	-6.7%
Provision for income taxes	0.0%	-0.1%
Equity in earnings of joint ventures	2.1%	2.0%
NET LOSS	-0.6%	-4.8%
Net income attributable to noncontrolling interests	0.0%	0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON SHAREHOLDERS	-0.7%	-4.8%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net Revenue

Net revenue for the three months ended March 31, 2009 was $128.0 million compared to $113.9 million for the three months ended March 31, 2008, an increase of $14.1 million, or 12.4%.

Net revenue, including only those centers which were in operation throughout the first quarters of both 2009 and 2008, increased $3.2 million, or 2.9%.  This 2.9% increase is mainly due to an increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the three months ended March 31, 2009, net revenue from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $14.1 million.  For the three months ended March 31, 2008, net revenue from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $2.5 million.  Also excluded from the above comparison was $700,000 from centers that were divested subsequent to December 31, 2007.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 increased approximately $8.0 million, or 9.0%, from $89.0 million for the three months ended March 31, 2008 to $97.0 million for the three months ended March 31, 2009.  The following table sets forth our operating expenses for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Salaries and professional reading fees, excluding stock compensation	$52,900	$49,385
Stock compensation	709	454
Building and equipment rental	10,538	10,256
General and administrative expenses	32,866	28,871
Operating expenses	97,013	88,966

Depreciation and amortization	13,174	12,469
Provision for bad debts	7,974	6,487
Loss on sale of equipment, net	26	8
Severance costs	17	31
Total operating expenses	$118,204	$107,961

Salaries and professional reading fees, excluding stock compensation and severance

Salaries and professional reading fees increased $3.5 million, or 7.1%, to $52.9 million for the three months ended March 31, 2009 compared to $49.4 million for the three months ended March 31, 2008.

Salaries and professional reading fees, including only those centers which were in operation throughout the first quarters of both 2009 and 2008, decreased $302,000, or 0.6%.  This 0.6% decrease is primarily due to cost cutting measures implemented in the third quarter of 2008.  This comparison excludes contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the three months ended March 31, 2009, salaries and professional reading fees from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $5.2 million.  For the three months ended March 31, 2008, salaries and professional reading fees from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $1.1 million.  Also excluded from the above comparison was $272,000 from centers that were divested subsequent to December 31, 2007.

Share-based compensation

Share-based compensation increased $255,000, or 56.2%, to $709,000 for the three months ended March 31, 2009 compared to $454,000 for the three months ended March 31, 2008.  The increase is primarily due to additional options granted during the second half of 2008.

Building and equipment rental

Building and equipment rental expenses increased $282,000, or 2.7%, to $10.5 million for the three months ended March 31, 2009 compared to $10.2 million for the three months ended March 31, 2008.

Building and equipment rental expenses, including only those centers which were in operation throughout the first quarters of both 2009 and 2008, decreased $496,000, or 5.0%.  This 5.0% decrease is primarily due to the conversion of certain equipment leases contracts from operating to capital leases. This comparison excludes contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the three months ended March 31, 2009, building and equipment rental expenses from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $1.1 million.  For the three months ended March 31, 2008, building and equipment rental expenses from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $263,000.  Also excluded from the above comparison was $65,000 from centers that were divested subsequent to December 31, 2007.

General and administrative expenses

General and administrative expenses include billing fees, medical supplies, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.  Many of these expenses are variable in nature including medical supplies and billing fees, which increase with volume and repairs and maintenance under our GE service agreement as a percentage of net revenue.  Overall, general and administrative expenses increased $4.0 million, or 13.8%, for the three months ended March 31, 2009 compared to the previous period.  The increase is in line with our increase in procedure volumes at both existing centers as well as newly acquired centers.

Depreciation and amortization

Depreciation and amortization increased $705,000, or 7.5%, to $13.2 million for the three months ended March 31, 2009 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Provision for bad debts

Provision for bad debts increased $1.5 million, or 22.9%, to $8.0 million, or 6.2% of net revenue, for the three months ended March 31, 2009 compared to $6.5 million, or 5.7% of net revenue, for the three months ended March 31, 2008.  We increased our provision for bad debts as a percentage of net revenue in light of the current economic slow down and our expectations concerning a decrease in collections related to the patient portion of our total billings that we may experience in subsequent quarters.

Interest expense

Interest expense for the three months ended March 31, 2009 decreased approximately $566,000, or 4.2%, from the same period in 2008.  This decrease is primarily due to lower LIBOR interest rates realized during the first quarter of 2009 on both our First and Second Lien Term loans  as well as a gain of $570,000 recognized related to the change in the fair value of one of our interest rate swaps for the three months ended March 31, 2009.  These benefits to interest expense in the quarter were offset by $1.7 million from the build up of accrued interest and the amortization of Other Comprehensive Income associated with the modification of two interest rate swaps designated as cash flow hedges (see Liquidity and Capital Resources below) and amortization of deferred loan costs of $670,000 for the three months ended March 31, 2009.

For the corresponding quarterly period ended March 31, 2008, interest expense was impacted by $531,000 of amortization related to deferred loan costs and realized losses of $951,000 on our fair value hedges.

Income tax expense

For the three months ended March 31, 2009 and 2008, we recorded $37,000 and $123,000, respectively, for income tax expense related to taxable income generated in the state of Maryland.

Equity in earnings from unconsolidated joint ventures

For the three months ended March 31, 2009, we recognized equity in earnings from unconsolidated joint ventures of $2.6 million compared to $2.3 million for the three months ended March 31, 2008.  This increase is due to our purchase of additional equity interests in certain existing joint ventures.

Liquidity and Capital Resources

On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services (the “November 2006 Credit Facility”). This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and provide financing for working capital needs post-acquisition.  The facility consists of a revolving credit facility of up to $45 million, a $225 million first lien Term Loan and a $135 million second lien Term Loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's largest 30 banks" or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each of the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control, and payment of consulting and management fees.

On August 23, 2007, we secured an incremental $35 million (“Incremental Facility”) as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The Incremental Facility consists of an additional $25 million as part of our first lien Term Loan and $10 million of additional capacity under our existing revolving line of credit.  The Incremental Facility will be used to fund certain identified strategic initiatives and for general corporate purposes.

On February 22, 2008, we secured a second incremental $35 million (“Second Incremental Facility”) of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the first lien term loan or revolving credit facility may be increased by up to an additional $40 million sometime in the future.  As part of the transaction, partly due to the drop in LIBOR of over 2.00% since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% for the revolving credit facility and first lien term loan and to 9.0% for the second lien term loan.  The additions to our existing credit facilities are intended to provide capital for near-term opportunities and future expansion.

As part of our senior secured credit facility financing, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the closing. On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years. This swap was made in conjunction with the $161.0 million credit facility that closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap, designated as a cash flow hedge, on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap, also designated as a cash flow hedge, on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

During the three months ended March 31, 2009, we modified the two interest rate swaps designated as cash flow hedges mentioned above.  The modifications, commonly referred to as “blend and extends”, extended the maturity of, and re-priced these two interest rate swaps originally executed in 2006, for an additional 36 months, resulting in an annualized cash interest expense savings of $2.9 million.

On the LIBOR hedge modification for a notional amount of $107 million of LIBOR exposure, the Company on January 29, 2009 replaced the existing fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012.  On the second LIBOR hedge modification for a notional amount of $90 million of LIBOR exposure, the Company on February 5, 2009 replaced the existing fixed LIBOR rate of 5.03% with a new rate of 3.61% also maturing on November 15, 2012. Both modified interest swaps have been designated as cash flow hedges.

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Other Comprehensive Income (OCI) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, is being amortized on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.  As of March 31, 2009, after amortization of $1.2 in the first quarter of 2009, the remaining unamortized OCI associated with the original cash flow hedges was $4.9 million.

We document our risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Our use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. We do not hold or issue derivative financial instruments for speculative purposes. In accordance with Statement of Financial Accounting Standards No. 133, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive income in our Consolidated Statement of Stockholders' Equity. The remaining gain or loss, if any, is recognized currently in earnings.

Of the derivatives that were not designated as cash flow hedging instruments, we recorded a decrease to interest expense of approximately $570,000 and an increase to interest expense of  $951,000 for the three months ended March 31, 2009 and 2008, respectively. The corresponding liability of approximately $253,000 is included in accounts payable and accrued expenses in the consolidated balance sheet at March 31, 2009. Of the derivatives that were designated as cash flow hedging instruments, we recorded $11.9 million to accumulated other comprehensive loss, and a long-term offsetting liability of the same amount for the fair value of these hedging instruments at March 31, 2009.

A tabular presentation of the fair value of derivative instruments as of March 31, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability)Derivatives
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other non-current liabilities	$ (11,880)

Derivative not designated as a hedging instrument under Statement 133

Interest rate contracts	Accounts payable and accrued expenses	$ (253)

A tabular presentation of the effect of derivative instruments on our statement of operations for the three months ended March 31, 2009 is as follows (amounts in thousands):

Derivatives in Statement 133 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate contracts	$ (4,292)	Interest income/ (expense)	* $ (1,724)	Interest income/(expense)

Derivatives Not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate contracts	Interest income/ (expense)	$ 570

  *    Includes $1.2 million of amortization of OCI associated with the original cash flow hedges prior to modification (see discussion above).

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

Our business strategy with regard to operations will focus on the following:

▪	Maximizing performance at our existing facilities;

▪	Focusing on profitable contracting;

▪	Expanding MRI, CT and PET applications;

▪	Optimizing operating efficiencies; and

▪	Expanding our networks

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

Sources and Uses of Cash

Cash provided by operating activities was $16.7 million for the three months ended March 31, 2009 and cash used in operating activities was $2.7 million for the three months ended March 31, 2008.

Cash used in investing activities was $8.9 million and $24.9 million for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009, we purchased property and equipment for approximately $6.9 million and acquired the assets and businesses of additional imaging facilities for approximately $1.8 million (see Note 3).  We also purchased additional equity interests in joint ventures totaling $210,000.

Cash used by financing activities was $7.8 million for the three months ended March 31, 2009 and cash provided by financing activities was $27.6 million for the three months ended March 31, 2008.  The cash used by financing activities for the three months ended March 31, 2009 was related to payments we made toward our term loans, capital leases and line of credit balances.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars.  As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

Interest Rate Sensitivity.  A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is based upon the current prime rate plus a factor.

On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services.  The facility consists of a revolving credit facility of up to $45 million, a $225 million term loan and a $135 million second lien term loan. The revolving credit facility has a term of five years, the term loan has a term of six years and the second lien term loan has a term of six and one-half years.  Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation's largest 30 banks” or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan.

On February 22, 2008, we secured an incremental $35 million (“Second Incremental Facility”) as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the ability to further increase the second lien term loan by up to $25 million and the first line term loan or revolving credit facility by up to an additional $40 million sometime in the future.  As part of the transaction, partly due to the drop in LIBOR of over 2% since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% for the revolving credit facility and the term loan and 9% for the second lien term loan.  The additions to RadNet’s existing credit facilities are intended to provide capital for near-term opportunities and future expansion.

As part of the financing, we were required to swap at least 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the close of the agreement on November 15, 2006.  On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years.  This swap was made in conjunction with the $161.0 million credit facility closed on March 9, 2006.  In addition, on November 15, 2006, we entered into an interest rate swap on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap on $90 million fixing the LIBOR rate of interest at 5.03% for a period of three years.  Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

During the three months ended March 31, 2009, we modified two interest rate swaps designated as cash flow hedges.  The modifications extended the maturity of, and re-priced these two interest rate swaps originally executed in 2006, as described above, for an additional 36 months, resulting in an annualized cash interest expense savings of $2.9 million.  On one of the LIBOR hedge modifications for a notional amount of $107 million of LIBOR exposure, the Company on January 29, 2009 replaced a fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012.  On the second LIBOR hedge modification for a notional amount of $90 million of LIBOR exposure, the Company on February 5, 2009 replaced a fixed LIBOR rate of 5.03% with a new rate of 3.61% also maturing on November 15, 2012.

ITEM 4.                      Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule l3a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, submitted and reported within the time periods specified in the SEC’s rules.

Changes in Internal Control over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1         Legal Proceedings

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. We believe that the outcome of our current litigation will not have a material adverse impact on our business, financial condition and results of operations.  However, we could be subsequently named as a defendant in other lawsuits that could adversely affect us.

ITEM 1A      Risk Factors

In addition to the other information set forth in this report, we urge you to carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition and results of operations.  The risks described in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RADNET, INC. (Registrant)

Date: May 11, 2009	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper