Form 10-Q
period 2009-06-30
RadNet, Inc.
filed 2009-08-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)         Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on July 31, 2009, was 35,924,279 shares.

Table of Contents

RADNET, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2009 and December 31, 2008

Consolidated Statements of Operations for the Three and Six Months ended June 30, 2009 and 2008

Consolidated Statement of Stockholders’ Deficit for the Six Months ended June 30, 2009

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008

Notes to Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURES

INDEX TO EXHIBITS

PART I – FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable, net	94,617	96,097
Refundable income taxes	151	103
Prepaid expenses and other current assets	10,343	12,370
Total current assets	105,111	108,570
PROPERTY AND EQUIPMENT, NET	184,643	193,104
OTHER ASSETS
Goodwill	105,378	105,278
Other intangible assets	55,488	56,861
Deferred financing costs, net	9,567	10,907
Investment in joint ventures	18,677	17,637
Deposits and other	3,424	3,752
Total assets	$482,288	$496,109
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,363	$81,175
Due to affiliates	3,538	5,015
Notes payable	7,265	5,501
Current portion of deferred rent	473	390
Obligations under capital leases	15,943	15,064
Total current liabilities	92,582	107,145
LONG-TERM LIABILITIES
Line of credit	1,406	1,742
Deferred rent, net of current portion	8,287	7,996
Deferred taxes	277	277
Notes payable, net of current portion	419,975	419,735
Obligations under capital lease, net of current portion	20,126	24,238
Other non-current liabilities	17,058	16,006
Total liabilities	559,711	577,139
COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 35,924,279 and 35,911,474 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4	4
Paid-in-capital	155,230	153,006
Accumulated other comprehensive loss	(3,821)	(6,396)
Accumulated deficit	(228,900)	(227,722)
Total Radnet, Inc.'s equity deficit	(77,487)	(81,108)
Noncontrolling interests	64	78
Total equity deficit	(77,423)	(81,030)
Total liabilities and equity deficit	$482,288	$496,109

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET REVENUE	$131,146	$126,559	$259,149	$240,456

OPERATING EXPENSES
Operating expenses	99,716	97,886	196,729	186,852
Depreciation and amortization	13,212	14,071	26,386	26,540
Provision for bad debts	8,369	7,088	16,343	13,575
Loss (gain) on sale of equipment	277	(38)	303	(30)
Severance costs	340	4	357	35
Total operating expenses	121,914	119,011	240,118	226,972

INCOME FROM OPERATIONS	9,232	7,548	19,031	13,484

OTHER EXPENSES (INCOME)
Interest expense	12,326	12,516	25,348	26,104
Gain on bargain purchase	(1,387)	-	(1,387)	-
Other expenses (income)	1,044	(21)	1,241	(53)
Total other expenses	11,983	12,495	25,202	26,051

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	(2,751)	(4,947)	(6,171)	(12,567)
Provision for income taxes	(13)	(14)	(50)	(137)
Equity in earnings of joint ventures	2,453	2,837	5,088	5,129
NET LOSS	(311)	(2,124)	(1,133)	(7,575)
Net income attributable to noncontrolling interests	25	25	45	49

NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON SHAREHOLDERS	$(336)	$(2,149)	$(1,178)	$(7,624)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON SHAREHOLDERS	$(0.01)	$(0.06)	$(0.03)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	35,924,279	35,671,554	35,920,246	35,616,298

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)
						Total
					Accumulated	Radnet,
					Other	Inc.'s	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity	controlling	Equity
	Shares	Amount	Capital	Deficit	Loss	Deficit	Interests	Deficit

BALANCE - JANUARY 1, 2009	35,911,474	$4	$153,006	$(227,722)	$(6,396)	$(81,108)	$78	$(81,030)

Issuance of common stock upon exercise of options/warrants	12,805		-	-	-	-	-	-
Share-based compensation	-	-	2,224	-	-	2,224	-	2,224
Dividends paid to noncontrolling interests	-	-	-	-	-	-	(59)	(59)
Change in fair value of cash flow hedge	-	-	-	-	2,575	2,575	-	2,575
Net income (loss)				(1,178)		(1,178)	45	(1,133)
Comprehensive income	-	-	-	-	-	1,397	45	1,442
BALANCE - JUNE 30, 2009	35,924,279	$4	$155,230	$(228,900)	$(3,821)	$(77,487)	$64	$(77,423)
The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
(unaudited)
	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,133)	$(7,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,386	26,540
Provision for bad debts	16,343	13,575
Dividends paid to noncontrolling interests	(59)	(155)
Equity in earnings of joint ventures	(5,088)	(5,129)
Distributions from joint ventures	4,363	3,452
Deferred rent amortization	374	2,801
Amortization of deferred financing cost	1,340	1,192
Net loss (gain) on disposal of assets	303	(30)
Gain on bargain purchase	(1,387)	-
Share-based compensation	2,224	1,056
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(13,863)	(23,697)
Other current assets	2,211	(458)
Other assets	328	(369)
Accounts payable and accrued expenses	478	(199)
Net cash provided by operating activities	32,820	11,004

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(3,917)	(23,528)
Proceeds from sale of imaging facilities	650	-
Purchase of property and equipment	(15,594)	(18,190)
Proceeds from sale of equipment	-	65
Purchase of equity interest in joint ventures	(315)	(728)
Net cash used in investing activities	(19,176)	(42,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(11,666)	(9,104)
Proceeds from borrowings on notes payable	-	35,000
Deferred financing costs	-	(4,277)
Net (payments) proceeds on line of credit	(336)	9,449
Distributions to counterparties of cash flow hedges	(1,642)	-
Proceeds from issuance of common stock	-	291
Net cash (used in) provided by financing activities	(13,644)	31,359
NET DECREASE IN CASH	-	(18)
CASH AND CAH EQUIVALENTS, beginning of period	-	18
CASH AND CASH EQUIVALENTS, end of period	-	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$21,832	$23,787
The accompanying notes are an integral part of these financial statements

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We entered into capital leases and equipment notes for approximately $10.4 million and $15.7 million, excluding capital leases assumed in acquisitions, during the six months ended June 30, 2009 and 2008, respectively.  We also acquired equipment for approximately $2.9 million and $17.5 million during the six months ended June 30, 2009 and 2008 that we had not paid for as of June 30, 2009 and 2008, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

We record the change in fair value of the effective portion of our interest rate swaps that are designated as cash flow hedges to accumulated other comprehensive loss.  As such, we recorded unrealized losses of $485,000 and of $557,000, for the six months ended June 30, 2009 and 2008, respectively.

As discussed in Note 5, we entered into interest rate swap modifications in the first quarter of 2009.  These modifications include a significant financing element and, as such, all cash inflows and outflows subsequent to the date of modification are presented as financing activities.

Detail of investing activity related to acquisitions can be found in Note 3.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

RadNet, Inc. is incorporated in the state of Delaware.  We operate a group of regional networks comprised of 175 diagnostic imaging facilities located in seven states with operations primarily in California, Maryland, the Treasure Coast area of Florida, Kansas, Delaware, New Jersey and the Finger Lakes (Rochester) and Hudson Valley areas of New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company’s operations comprise a single segment for financial reporting purposes.

The consolidated financial statements also include the accounts of RadNet Management, Inc. ("or RadNet Management") and Beverly Radiology Medical Group III, a professional partnership ("BRMG").  The consolidated financial statements also include RadNet Sub, Inc., RadNet Management I, Inc., RadNet Management II, Inc., SoCal MR Site Management, Inc., Radiologix, Inc., RadNet Management Imaging Services, Inc., Delaware Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.  All of these affililiated entities are referred to collectively in this report as "Radnet", "we", "us" or the "Company".

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

At a portion of our centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  Our management service fees are included in net revenue in the consolidated statement of operations and totaled $7.7 million and $7.9 million for the three months ended June 30, 2009 and 2008, respectively, and $15.1 million and $16.2 million for the six months ended June 30, 2009 and 2008, respectively.  We have no financial controlling interest in the independent radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2009 and 2008 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior period amounts have been reclassified to conform with the current period presentation.  These changes have no effect on net income.

Liquidity and Capital Resources

We had a working capital balance of $12.5 million and $1.4 million at June 30, 2009 and December 31, 2008, respectively.  We had net losses attributable to Radnet, Inc.’s common shareholders of $336,000 and $2.1 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $7.6 million for the six months ended June 30, 2009 and 2008, respectively.  We also had a Radnet, Inc. shareholder equity deficit of $77.4 million and $81.0 million at June 30, 2009 and December 31, 2008, respectively.

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

NOTE 2 – RECENT AND PENDING ACCOUNTING STANDARDS AND PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) introduces significant changes in the accounting for and reporting of business acquisitions. SFAS 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to SFAS 141(R), an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date will be recognized as part of on-going operations. In addition, SFAS 141(R) will have an impact on the goodwill impairment test associated with acquisitions. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after January 1, 2009. The Company applied the provisions of SFAS 141(R) to the facility acquisitions discussed in Note 3.

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions.  The Company adopted the provisions of SFAS 160 on January 1, 2009.  Such provisions are applied prospectively except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented.  Accordingly, we have reclassified minority interests as a component of equity deficit and renamed this item “Non-controlling interests” on our consolidated balance sheets at June 30, 2009 and December 31, 2008.  Additionally, our net loss for the three and six months ended June 30, 2009 and 2008 has been allocated between Radnet, Inc.’s common shareholders and noncontrolling interests.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133), have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS No. 161 effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS No. 161 did not affect the presentation of the Company’s financial position, results of operations, or cash flows.  See Note 5 for the disclosures required by SFAS No. 161.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1).  FSP 107-1 amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  It also amends APB 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  FSP 107-1 is effective for interim periods ending after June 15, 2009.  We have adopted and have provided the additional required disclosures in Note 8.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which is effective for financial statements ending after June 15, 2009. SFAS No. 165 requires that a public company evaluate subsequent events through the date when it issues its financial statements and disclose the date and any material nonrecognized subsequent events.  We have evaluated subsequent events through the date of issuance, August 10, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FIN 46(R), and changes the consolidation guidance applicable to a Variable Interest Entity (VIE). SFAS No. 167 requires the use of a qualitative analysis rather than a quantitative analysis to determine whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE. SFAS No. 167 also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE, while FIN 46(R) only requires reconsideration of the primary beneficiary of a VIE when specific events occur. This new pronouncement also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS No. 167 will be effective for interim and annual reporting periods beginning after November 15, 2009. Although we have not completed our assessment, we believe the adoption of SFAS No. 167 will not have a material impact on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

NOTE 3 – FACILITY ACQUISITIONS

Medical Resources, Inc.

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc. for approximately $2.1 million.  At the time of the acquisition, we immediately sold the assets and business of one of those nine centers for approximately $650,000. We have made a preliminary purchase price allocation of the acquired assets and liabilities associated with the remaining eight centers at their respective fair values in accordance with SFAS No. 141 (R).

In accordance with SFAS No. 141(R), any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date. The final acquisition consideration and allocation thereof may change significantly from these estimates.

We believe that the gain on bargain purchase resulted from various factors that impacted the sale of those New Jersey assets.  The seller was performing a full liquidation of its assets for the benefit of its creditors.  Upon liquidation of all of its assets, the seller intended to close its business.  The New Jersey assets were the only remaining assets to be sold before a full wind-down of the seller’s business could be completed.  We believe that the seller was willing to accept a bargain purchase price from us in return for our ability to act more quickly and with greater certainty than any other prospective acquirer.  The decline in the credit markets made it difficult for other acquirers who relied upon third party financing to complete the transaction.  The relatively small size of the transaction for us, the lack of required third-party financing and our expertise in completing similar transactions in the past gave the seller confidence that we could complete the transaction expeditiously and without difficulty.

In our preliminary purchase price allocation we recorded approximately $3.1 million of land and fixed assets, $250,000 of intangible assets and $121,000 of other current assets.

  Inter-County Imaging.

On March 31, 2009, we acquired the assets and business of Inter-County Imaging in Yonkers, NY for approximately $553,000.  We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $500,000 of fixed assets and no goodwill was recorded with respect to this transaction.

  Elite Diagnostic Imaging LLC.

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

 NOTE 4 – LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.’S COMMON SHAREHOLDERS

Loss per share attributable to Radnet, Inc.’s common shareholders is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss attributable to Radnet, Inc.'s common shareholders	$(336)	$(2,149)	$(1,178)	$(7,624)

BASIC LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON SHAREHOLDERS
Weighted average number of common shares outstanding during the year	35,924,279	35,671,554	35,920,246	35,616,298
Basic loss per share attributable to Radnet, Inc.'s common shareholders	$(0.01)	$(0.06)	$(0.03)	$(0.21)
DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON SHAREHOLDERS
Weighted average number of common shares outstanding during the year	35,924,279	35,671,554	35,920,246	35,616,298
Add additional shares issuable upon exercise of stock options and warrants	-	-	-	-
Weighted average number of common shares used in calculating diluted loss per share	35,924,279	35,671,554	35,920,246	35,616,298
Diluted loss per share attributable to Radnet, Inc.'s common shareholders	$(0.01)	$(0.06)	$(0.03)	$(0.21)

For the three and six months ended June 30, 2009 and 2008, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.

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

We are exposed to certain risks relating to our ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. We have entered into interest rate swap agreements to manage interest rate risk exposure. The interest rate swap agreements utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis during the period of the interest rate swap, thus reducing the impact of interest-rate changes on future interest expense.

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

During the first quarter of 2009 we modified the two interest rate swaps designated as cash flow hedges mentioned above.  The modifications, commonly referred to as “blend and extends”, extended the maturity of, and re-priced these two interest rate swaps originally executed in 2006, for an additional 36 months, resulting in an estimated annualized cash interest expense savings of $2.9 million.

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

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Other Comprehensive Income (OCI) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, is being amortized on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.  As of June 30, 2009, after amortization of $3.1 recorded in the first and second quarters of 2009, the remaining unamortized OCI associated with the original cash flow hedges was $3.0 million.

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

Of the derivatives that were designated as cash flow hedging instruments, we recorded $8.1 million to accumulated other comprehensive loss, and a long-term offsetting liability of the same amount for the fair value of these hedging instruments at June 30, 2009.

A tabular presentation of the fair value of derivative instruments as of June 30, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other non-current liabilities	$(8,073)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended June 30, 2009
Derivatives in Statement 133 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate contracts	$ 3,819	Interest income/ (expense)	* ($1,836)	Interest income/ (expense)

  *    Amortization of OCI associated with the original cash flow hedges prior to modification (see discussion above).

For the Six Months Ended June 30, 2009
Derivatives in Statement 133 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate contracts	($ 485)	Interest income/ (expense)	* ($3,059)	Interest income/ (expense)

  *    Amortization of OCI associated with the original cash flow hedges prior to modification (see discussion above).

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased $1.1 million to $18.7 million at June 30, 2009 compared to $17.6 million at December 31, 2008.  This increase is primarily related to our purchase of an additional $315,000 of share holdings in joint ventures that were existing as of December 31, 2008 as well as our equity earnings, net of eliminating all inter company profits, of $5.1 million for the six months ended June 30, 2009, offset by $4.3 million of distributions received during the period.

We received management service fees from the centers underlying these joint ventures of approximately $1.8 million and $2.0 million for the three months ended June 30, 2009 and 2008, respectively, and $3.7 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively.

The following table is a summary of key financial data for these joint ventures as of and for the six months ended June 30, 2009 (in thousands):

Balance Sheet Data:	June 30, 2009
Current assets	$22,241
Noncurrent assets	26,029
Current liabilities	(5,897)
Noncurrent liabilities	(7,682)
Total net assets	$34,691

Book value of Radnet joint venture interests	$15,024
Cost in excess of book value of acquired joint venture interests	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	270
Total value of Radnet joint venture interests	$18,677

Total book value of other joint venture partner interests	$19,667

Net revenue	$39,471
Net income	$7,713

NOTE 7 – SHARE BASED COMPENSATION

We have three long-term incentive plans which we refer to as the 1992 Plan, the 2000 Plan and the 2006 Plan. We have not issued options under the 1992 Plan since the adoption of the 2000 Plan and we have not issued options under the 2000 Plan since the adoption of the 2006 Plan. We have reserved for issuance under the 2006 Plan 6,500,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of June 30, 2009, 1,915,583, or approximately 45.8%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the six months ended June 30, 2009, we granted options and warrants to acquire 1,733,750 shares of common stock.

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

As of June 30, 2009, 2,811,232, or approximately 82.5%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the six months ended June 30, 2009, we did not grant any warrants outside the 2006 Plan.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Staff Accounting Bulletin ("SAB") No. 107, we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):

	For the Three Months Ended June 30,
	2009		2008
	Impact of Equity-Based Compensation
	As Reported	Comp.	As Reported	Comp.
Income from operations	$9,232	$(1,515)	$7,548	$(602)
Loss attributable to Radnet, Inc.'s common shareholders before income taxes	$(323)	$(1,515)	$(2,163)	$(602)
Net loss attributable to Radnet, Inc.'s common shareholders	$(336)	$(1,515)	$(2,149)	$(602)
Net basic and diluted earning per share attributable to Radnet, Inc.'s common shareholders	$(0.01)	$(0.04)	$(0.06)	$(0.02)

	For the Six Months Ended June 30,
	2009		2008
	Impact of Equity-Based Compensation
	As Reported	Comp.	As Reported	Comp.
Income from operations	$19,031	$(2,224)	$13,484	$(1,056)
Loss attributable to Radnet, Inc.'s common shareholders before income taxes	$(1,228)	$(2,224)	$(7,761)	$(1,056)
Net loss attributable to Radnet, Inc.'s common shareholders	$(1,178)	$(2,224)	$(7,624)	$(1,056)
Net basic and diluted earning per share attributable to Radnet, Inc.'s common shareholders	$(0.03)	$(0.06)	$(0.21)	$(0.03)

The following summarizes all of our option and warrant activity for the six months ended June 30, 2009:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
Outstanding Options and Warrants		price Per	Contractual Life	Intrinsic
Under the 2006 Plan	Shares	Common Share	(in years)	Value
Balance, December 31, 2008	2,451,000	$5.44
Granted	1,733,750	2.41
Exercised	-	-
Canceled or expired	-	-
Balance, June 30, 2009	4,184,750	4.18	4.61	$279,480
Exercisable at June 30, 2009	1,915,583	4.17	4.40	279,480

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
Non-Plan		price Per	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Common Share	(in years)	Value
Balance, December 31, 2008	3,432,898	$2.07
Granted	-	-
Exercised	(25,000)	1.20
Canceled or expired	-	-
Balance, June 30, 2009	3,407,898	2.08	2.57	$2,801,325
Exercisable at June 30, 2009	2,811,232	1.62	2.53	2,743,325

The aggregate intrinsic value in the table above represents the difference between our closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options and warrants on June 30, 2009. Total intrinsic value of options and warrants exercised during the six months ended June 30, 2009 was approximately $16,000.  As of June 30, 2009, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $6.6 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

The following is the weighted average data used to calculate the fair value:

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

June 30, 2009	2.63%	3.0 years	91.35%	-
June 30, 2008	2.63%	4.0 years	76.13%	-

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

The weighted-average grant date fair value of stock options and warrants granted during the six months ended June 30, 2009 and 2008 was $1.43 and $4.25, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of SFAS No. 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS No. 157 did not materially impact our financial position, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

At June 30, 2009, based on Level 2 inputs, we determined the fair values of our first and second lien term loans issued on November 15, 2006 and extended on August 23, 2007 to be $224.4 million and $131.8 million, respectively.  The carrying amount of the first and second lien term loans at June 30, 2009 was $243.9 million and $170.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At June 30, 2009 the fair value of these swaps of a liability of $8.1 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

On June 1, 2009 we entered into a 10 year operating lease for a building at one of our imaging centers located in Wilmington, Delaware in which our Senior Vice President of Materials Management is a 50% owner.  The monthly rent under this operating lease is approximately $25,000.   We feel that the monthly lease amount is in line with similar 10 year operating lease contracts available for comparable buildings in the area.

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

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s services, industry outlook, and business trends.

We operate a group of regional networks comprised of 175 diagnostic imaging facilities located in seven states with operations primarily in California, Maryland, the Treasure Coast area of Florida, Kansas, Delaware, New Jersey and the Finger Lakes (Rochester) and Hudson Valley areas of New York.  Diagnostic imaging uses non-invasive procedures to generate representations of internal anatomy and function that can facilitate the early diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures often minimizing the cost and amount of care for patients.  Services at our facilities include magnetic resonance imaging ("MRI"), computed tomography ("CT"), positron emission tomography ("PET"), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company’s operations comprise a single segment for financial reporting purposes.

Our business strategy with regard to operations focuses on the following:

▪	Maximizing performance at our existing facilities;

▪	Focusing on profitable contracting;

▪	Expanding MRI, CT and PET applications;

▪	Optimizing operating efficiencies; and

▪	Expanding our networks

During the second quarter of 2009 we continued to improve on a number of these operating objectives.  Revenue increased at our existing facilities over the prior year period, primarily as a result of an increase in the number of procedures.  We have maintained tight control on major expenses including salaries and professional reading fees.  In addition, on June 12, 2009 we continued the expansion of our networks with the acquisition of the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc.

The following discussion should be read along with the unaudited consolidated condensed financial statements included in this Form 10-Q, as well as the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s services, industry outlook, and business trends.

We operate a group of regional networks comprised of 175 diagnostic imaging facilities located in seven states with operations primarily in California, Maryland, the Treasure Coast area of Florida, Kansas, Delaware, New Jersey and the Finger Lakes (Rochester) and Hudson Valley areas of New York, providing diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, and fluoroscopy. The Company’s operations comprise a single segment for financial reporting purposes.

The results of operations of Radiologix and its wholly-owned subsidiaries have been included in the consolidated financial statements. The consolidated financial statements also include the accounts of RadNet Management, Inc., or RadNet Management, and Beverly Radiology Medical Group III (BRMG), which is a professional partnership, all collectively referred to as "us" or "we".  The consolidated financial statements also include RadNet Sub, Inc., RadNet Management I, Inc., RadNet Management II, Inc., SoCal MR Site Management, Inc., Radiologix, Inc., RadNet Management Imaging Services, Inc., Delaware Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.

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

At a portion of our centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  Our management service fees are included in net revenue in the consolidated statement of operations and totaled $7.7 million and $7.9 million for the three months ended June 30, 2009 and 2008, respectively, and $15.1 million and $16.2 million for the six months ended June 30, 2009 and 2008, respectively.  We have no financial controlling interest in the independent radiology practices, as defined in EITF 97-2; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET REVENUE	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES
Operating expenses	76.0%	77.3%	75.9%	77.7%
Depreciation and amortization	10.1%	11.1%	10.2%	11.0%
Provision for bad debts	6.4%	5.6%	6.3%	5.6%
Loss (gain) on sale of equipment	0.2%	0.0%	0.1%	0.0%
Severance costs	0.3%	0.0%	0.1%	0.0%
Total operating expenses	93.0%	94.0%	92.7%	94.4%

INCOME FROM OPERATIONS	7.0%	6.0%	7.3%	5.6%

OTHER EXPENSES (INCOME)
Interest expense	9.4%	9.9%	9.8%	10.9%
Gain on bargin purchase	-1.1%	0.0%	-0.5%	0.0%
Other expenses (income)	0.8%	0.0%	0.5%	0.0%
Total other expenses	9.1%	9.9%	9.7%	10.8%

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-2.1%	-3.9%	-2.4%	-5.2%
Provision for income taxes	0.0%	0.0%	0.0%	-0.1%
Equity in earnings of joint ventures	1.9%	2.2%	2.0%	2.1%
NET LOSS	-0.2%	-1.7%	-0.4%	-3.2%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON SHAREHOLDERS	-0.3%	-1.7%	-0.5%	-3.2%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net Revenue

Net revenue for the three months ended June 30, 2009 was $131.2 million compared to $126.6 million for the three months ended June 30, 2008, an increase of $4.6 million, or 3.6%.

Net revenue, including only those centers which were in operation throughout the second quarters of both 2009 and 2008, increased $2.5 million, or 2.0%.  This 2.0% increase is mainly due to an increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2008.  For the three months ended June 30, 2009, net revenue from centers that were acquired subsequent to April 1, 2008 and excluded from the above comparison was $5.0 million.  For the three months ended June 30, 2008, net revenue from centers that were acquired subsequent to April 1, 2008 and excluded from the above comparison was $1.3 million.  Also excluded from the above comparison was $1.6 million from centers that were divested subsequent to April 1, 2008.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 increased approximately $1.8 million, or 1.9%, from $97.9 million for the three months ended June 30, 2008 to $99.7 million for the three months ended June 30, 2009.  The following table sets forth our operating expenses for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008

Salaries and professional reading fees, excluding stock compensation	$52,938	$53,667
Share-based compensation	1,515	602
Building and equipment rental	11,084	10,636
Medical supplies	8,562	8,115
Other operating expense *	25,617	24,866
Operating expenses	99,716	97,886

Depreciation and amortization	13,212	14,071
Provision for bad debts	8,369	7,088
Gain (loss) on sale of equipment, net	277	(38)
Severance costs	340	4
Total operating expenses	$121,914	$119,011

*         Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock compensation and severance

Salaries and professional reading fees decreased $729,000, or 1.4%, to $52.9 million for the three months ended June 30, 2009 compared to $53.6 million for the three months ended June 30, 2008.

Salaries and professional reading fees, including only those centers which were in operation throughout the second quarters of both 2009 and 2008, decreased $1.5 million, or 2.8%.  This 2.8% decrease is primarily due to cost cutting measures implemented in the third quarter of 2008.  This comparison excludes contributions from centers that were acquired or divested subsequent to April 1, 2008.  For the three months ended June 1, 2009, salaries and professional reading fees from centers that were acquired subsequent to April 1, 2008 and excluded from the above comparison was $2.1 million.  For the three months ended June 30, 2008, salaries and professional reading fees from centers that were acquired subsequent to April 1, 2008 and excluded from the above comparison was $533,000.  Also excluded from the above comparison was $799,000 from centers that were divested subsequent to April 1, 2008.

Share-based compensation

Share-based compensation increased $913,000, or 151.7%, to $1.5 million for the three months ended June 30, 2009 compared to $602,000 for the three months ended June 30, 2008.  The increase is primarily due to additional options granted during the first half of 2009.

Building and equipment rental

Building and equipment rental expenses increased $448,000, or 4.2%, to $11.1 million for the three months ended June 30, 2009 compared to $10.6 million for the three months ended June 30, 2008.

Building and equipment rental expenses, including only those centers which were in operation throughout the first quarters of both 2009 and 2008, increased $113,000, or 1.1%.  This 1.1% increase is primarily due to the addition of equipment leases contracts at existing centers for capacity expansion at these centers. This comparison excludes contributions from centers that were acquired or divested subsequent to April 1, 2008.  For the three months ended June 30, 2009, building and equipment rental expenses from centers that were acquired subsequent to April 1, 2008 and excluded from the above comparison was $535,000.  For the three months ended June 30, 2008, building and equipment rental expenses from centers that were acquired subsequent to April 1, 2008 and excluded from the above comparison was $113,000.  Also excluded from the above comparison was $87,000 from centers that were divested subsequent to April 1, 2008.

Medical supplies

Medical supplies expense increased $447,000, or 5.5%, to $8.6 million for the three months ended June 30, 2009 compared to $8.1 million for the three months ended June 30, 2008.

Medical supplies expenses, including only those centers which were in operation throughout the second quarters of both 2009 and 2008, increased $429,000, or 5.4%.  This 5.4% increase is in line with procedure volumes and net revenues generated at these existing centers. This comparison excludes contributions from centers that were acquired or divested subsequent to April 1, 2008.  For the three months ended June 30, 2009, medical supplies expense from centers that were acquired subsequent to April 1, 2008 and excluded from the above comparison was $192,000.  For the three months ended June 30, 2008, medical supplies expense from centers that were acquired subsequent to April 1, 2008 and excluded from the above comparison was $18,000.  Also excluded from the above comparison was $156,000 from centers that were divested subsequent to April 1, 2008.

Depreciation and amortization

Depreciation and amortization decreased $859,000, or 6.1%, to $13.2 million for the three months ended June 30, 2009 compared to the same period last year. The decrease is due in part to the completion of amortization schedules related to covenant- not-to-compete contracts in early 2009, offset by increases to depreciation expense on new imaging equipment.

Provision for bad debts

Provision for bad debts increased $1.3 million, or 18.1%, to $8.4 million, or 6.4% of net revenue, for the three months ended June 30, 2009 compared to $7.1 million, or 5.6% of net revenue, for the three months ended June 30, 2008.  We increased our provision for bad debts as a percentage of net revenue in light of the current economic slow down and our expectations concerning a decrease in collections related to the patient portion of our total billings that we may experience in subsequent quarters.

Interest expense

Interest expense for the three months ended June 30, 2009 was $12.3 million compared to $12.5 million for the three months ended June 30, 2008.  The interest expense for the three months ended June 30, 2009 includes $1.8 million of amortization of Other Comprehensive Income associated with the modification of two interest rate swaps designated as cash flow hedges (see Liquidity and Capital Resources below) and amortization of deferred loan costs of $670,000.

Gain on bargain purchase

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc. (see Note 3 to the interim condensed consolidated financial statements for more details).

In accordance with SFAS No. 141(R), any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date. The final acquisition consideration and allocation thereof may change significantly from these estimates.

We believe that the gain on bargain purchase resulted from various factors that impacted the sale of these New Jersey assets.  The seller was performing a full liquidation of its assets for the benefit of its creditors.  Upon liquidation of all of its assets, the seller intended to close its business.  The New Jersey assets were the only remaining assets to be sold before a full wind-down of the seller’s business could be completed.  We believe that the seller was willing to accept a bargain purchase price from us in return for our ability to act more quickly and with greater certainty than any other prospective acquirer.  The decline in the credit markets made it difficult for other acquirers who relied upon third party financing to complete the transaction.  The relatively small size of the transaction for us, the lack of required third-party financing and our expertise in completing similar transactions in the past gave the seller confidence that we could complete the transaction expeditiously and without difficulty.

Other expenses (income)

For the three months ended June 30, 2009 we recorded $1.0 million of other expenses primarily related to litigation.

Income tax expense

For the three months ended June 30, 2009 and 2008, we recorded $13,000 and $14,000, respectively, for income tax expense related to taxable income generated in the state of Maryland.

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2009, we recognized equity in earnings from unconsolidated joint ventures of $2.5 million compared to $2.8 million for the three months ended June 30, 2008.  This decrease is due to a reduction in procedure volumes at these joint ventures.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net Revenue

Net revenue for the six months ended June 30, 2009 was $259.2 million compared to $240.5 million for the six months ended June 30, 2008, an increase of $18.7 million, or 7.8%.

Net revenue, including only those centers which were in operation throughout the first half of both 2009 and 2008, increased $5.9 million, or 2.7%.  This 2.7% increase is mainly due to an increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the six months ended June 30, 2009, net revenue from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $32.2 million.  For the six months ended June 30, 2008, net revenue from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $16.0 million.  Also excluded from the above comparison was $3.2 million from centers that were divested subsequent to December 31, 2007.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 increased approximately $9.8 million, or 5.3%, from $186.9 million for the six months ended June 30, 2008 to $196.7 million for the six months ended June 30, 2009.  The following table sets forth our operating expenses for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Salaries and professional reading fees, excluding stock compensation	$105,838	$103,062
Share-based compensation	2,224	1,056
Building and equipment rental	21,622	20,892
Medical supplies	16,459	13,424
Other operating expense *	50,586	48,418
Operating expenses	196,729	186,852

Depreciation and amortization	26,386	26,540
Provision for bad debts	16,343	13,575
Loss (gain) on sale of equipment, net	303	(30)
Severance costs	357	35
Total operating expenses	$240,118	$226,972

*         Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock compensation and severance

Salaries and professional reading fees increased $2.8 million, or 2.7%, to $105.8 million for the six months ended June 30, 2009 compared to $103.0 million for the six months ended June 30, 2008.

Salaries and professional reading fees, including only those centers which were in operation throughout the first half of both 2009 and 2008, decreased $1.8 million, or 1.9%.  This 1.9% decrease is primarily due to cost cutting measures implemented in the third quarter of 2008.  This comparison excludes contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the six months ended June 30, 2009, salaries and professional reading fees from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $12.0 million.  For the six months ended June 30, 2008, salaries and professional reading fees from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $5.9 million.  Also excluded from the above comparison was $1.5 million from centers that were divested subsequent to December 31, 2007.

Share-based compensation

Share-based compensation increased $1.2 million, or 110.6%, to $2.2 million for the six months ended June 30, 2009 compared to $1.0 million for the six months ended June 30, 2008.  The increase is primarily due to additional options granted during the first half of 2009.

Building and equipment rental

Building and equipment rental expenses increased $730,000, or 3.5%, to $21.6 million for the six months ended June 30, 2009 compared to $20.9 million for the six months ended June 30, 2008.

Building and equipment rental expenses, including only those centers which were in operation throughout the first half of both 2009 and 2008, decreased $374,000, or 1.9%.  This 1.9% decrease is primarily due to the conversion of certain equipment lease contracts from operating to capital leases in the first quarter of 2009 offset in part by the addition of equipment leases contracts at existing centers for capacity expansion at these centers.  This comparison excludes contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the six months ended June 30, 2009, building and equipment rental expenses from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $2.4 million.  For the six months ended June 30, 2008, building and equipment rental expenses from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $1.2 million.  Also excluded from the above comparison was $174,000 from centers that were divested subsequent to December 31, 2007.

Medical supplies

Medical supplies expense increased $3.0 million, or 22.6%, to $16.4 million for the six months ended June 30, 2009 compared to $13.4 million for the six months ended June 30, 2008.

Medical supplies expenses, including only those centers which were in operation throughout the second quarters of both 2009 and 2008, increased $146,000, or 1.4%.  This 1.4% increase is in line with procedure volumes and net revenues generated at these existing centers. This comparison excludes contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the six months ended June 30, 2009, medical supplies expense from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $5.9 million.  For the six months ended June 30, 2008, medical supplies expense from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $2.8 million.  Also excluded from the above comparison was $277,000 from centers that were divested subsequent to December 31, 2007.

Depreciation and amortization

Depreciation and amortization decreased $154,000, or 0.6%, to $26.4 million for the six months ended June 30, 2009 compared to the same period last year. The decrease is due in part to the completion of amortization schedules related to covenant-not-to-compete contracts in early 2009, offset by increases to depreciation expense on new imaging equipment.

Provision for bad debts

Provision for bad debts increased $2.8 million, or 20.4%, to $16.4 million, or 6.3% of net revenue, for the six months ended June 30, 2009 compared to $13.6 million, or 5.6% of net revenue, for the six months ended June 30, 2008.  We increased our provision for bad debts as a percentage of net revenue in light of the current economic slow down and our expectations concerning a decrease in collections related to the patient portion of our total billings that we may experience in subsequent quarters.

Interest expense

Interest expense for the six months ended June 30, 2009 was $25.3 million compared to $26.1 million for the three months ended June 30, 2008.  The interest expense for the six months ended June 30, 2009 includes $3.1 million of amortization of Other Comprehensive Income associated with the modification of two interest rate swaps designated as cash flow hedges (see Liquidity and Capital Resources below) and amortization of deferred loan costs of $1.3 million.

Gain on bargain purchase

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc. (see Note 3 to the interim condensed consolidated financial statement for more details).

In accordance with SFAS No. 141(R), any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date. The final acquisition consideration and allocation thereof may change significantly from these estimates.

We believe that the gain on bargain purchase resulted from various factors that impacted the sale of these New Jersey assets.  The seller was performing a full liquidation of its assets for the benefit of its creditors.  Upon liquidation of all of its assets, the seller intended to close its business.  The New Jersey assets were the only remaining assets to be sold before a full wind-down of the seller’s business could be completed.  We believe that the seller was willing to accept a bargain purchase price from us in return for our ability to act more quickly and with greater certainty than any other prospective acquirer.  The decline in the credit markets made it difficult for other acquirers who relied upon third party financing to complete the transaction.  The relatively small size of the transaction for us, the lack of required third-party financing and our expertise in completing similar transactions in the past gave the seller confidence that we could complete the transaction expeditiously and without difficulty.

Other expense (income)

For the six months ended June 30, 2009 we recorded $1.2 million of other expense primarily related to litigation.

Income tax expense

For the six months ended June 30, 2009 and 2008, we recorded $50,000 and $137,000, respectively, for income tax expense related to taxable income generated in the state of Maryland.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2009 and 2008, we recognized equity in earnings from unconsolidated joint ventures of $5.1 million.

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

In the first quarter of 2009, we modified the two interest rate swaps designated as cash flow hedges mentioned above.  The modifications, commonly referred to as “blend and extends”, extended the maturity of, and re-priced these two interest rate swaps originally executed in 2006, for an additional 36 months, resulting in an annualized cash interest expense savings of $2.9 million.

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

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Other Comprehensive Income (OCI) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, is being amortized on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.  As of June 30, 2009, after amortization of $3.1 recorded in the first and second quarters of 2009, the remaining unamortized OCI associated with the original cash flow hedges was $3.0 million.

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

Of the derivatives that were designated as cash flow hedging instruments, we recorded $8.1 million to accumulated other comprehensive loss, and a long-term offsetting liability of the same amount for the fair value of these hedging instruments at June 30, 2009.

A tabular presentation of the fair value of derivative instruments as of June 30, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other non-current liabilities	$(8,073)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended June 30, 2009
Derivatives in Statement 133 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate contracts	$ 3,819	Interest income/ (expense)	* ($1,836)	Interest income/ (expense)

  *    Amortization of OCI associated with the original cash flow hedges prior to modification (see discussion above).

For the Six Months Ended June 30, 2009
Derivatives in Statement 133 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Interest rate contracts	($ 485)	Interest income/ (expense)	* ($3,059)	Interest income/ (expense)

  *    Amortization of OCI associated with the original cash flow hedges prior to modification (see discussion above).

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

Sources and Uses of Cash

Cash provided by operating activities was $32.8 million for the six months ended June 30, 2009 and $11.0 million for the six months ended June 30, 2008.

Cash used in investing activities was $19.2 million and $42.4 million for the six months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009, we purchased property and equipment for approximately $3.9 million and acquired the assets and businesses of additional imaging facilities for approximately $15.0 million, which is net of proceeds generated from the immediate sale of one of these acquired centers (see Note 3).  We also purchased additional equity interests in joint ventures totaling $315,000.

Cash used by financing activities was $13.6 million for the six months ended June 30, 2009 and cash provided by financing activities was $31.4 million for the six months ended June 30, 2008.  The cash used by financing activities for the six months ended June 30, 2009 was related to payments we made toward our term loans, capital leases and line of credit balances, as well as $1.6 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

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

Interest Rate Sensitivity.  A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is based upon an index rate plus a factor.  As noted in "Liquidity and Capital Resources" above, we have entered into interest rate swaps to fix the interest rate on approximately $270 million of our credit facility.  The remaining portion of the credit facility bears interest at rates that float as market conditions change, and as such, are subject to market risk.

ITEM 4.   Controls and Procedures

Disclosure Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities and Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined under Rule l3a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, submitted and reported within the time periods specified in the SEC’s rules.

Changes in Internal Control over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have determined that as of June 30, 2009, our disclosure controls were effective at that “reasonable assurance” level. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Submission of Matters to a Vote of Security Holders

At our annual meeting held June 5, 2009, the following occurred:

(a)	The following directors were elected:

	For	Withheld
Howard G. Berger, M.D.	27,733,272	4,735,470
Marvin S. Cadwell	32,038,198	430,544
John V. Crues, III, M.D.	27,682,733	4,786,009
Norman R. Hames	27,292,415	5,176,327
Lawrence L.Levitt	31,281,810	1,186,932
M.L. Sherman, M.D.	31,339,845	1,128,897
David L. Swartz	31,394,191	1,074,551

(b)	The proposal to amend the Company’s 2006 Equity Incentive Plan to increase the number of shares available to 6,500,000 was approved:

For	Against	Abstentions and
Broker Non-Votes
19, 466,655	1,125,306	61,607

(c)	The proposal to ratify the appointment of independent accountants was approved:

For	Against	Abstentions and
Broker Non-Votes
32,213,483	211,395	43,863

ITEM 5	Other Information

None

ITEM 6	Exhibits

The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

(Registrant)
Date: August 10, 2009
	By	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper