Form 10-Q
period 2009-09-30
RadNet, Inc.
filed 2009-11-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding on November 5, 2009, was 36,184,279 shares.

TABLE OF CONTENTS

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,198	$-
Accounts receivable, net	92,264	96,097
Refundable income taxes	154	103
Prepaid expenses and other current assets	9,528	12,370
Total current assets	103,144	108,570
PROPERTY AND EQUIPMENT, NET	182,945	193,104
OTHER ASSETS
Goodwill	105,378	105,278
Other intangible assets	54,703	56,861
Deferred financing costs, net	8,898	10,907
Investment in joint ventures	17,939	17,637
Deposits and other	3,160	3,752
Total assets	$476,167	$496,109
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$66,565	$81,175
Due to affiliates	3,061	5,015
Notes payable	7,103	5,501
Current portion of deferred rent	506	390
Obligations under capital leases	14,851	15,064
Total current liabilities	92,086	107,145
LONG-TERM LIABILITIES
Line of credit	-	1,742
Deferred rent, net of current portion	8,494	7,996
Deferred taxes	277	277
Notes payable, net of current portion	418,248	419,735
Obligations under capital lease, net of current portion	17,089	24,238
Other non-current liabilities	18,434	16,006
Total liabilities	554,628	577,139

COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized;
36,184,279 and 35,911,474 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	4	4
Paid-in-capital	155,943	153,006
Accumulated other comprehensive loss	(3,841)	(6,396)
Accumulated deficit	(230,626)	(227,722)
Total Radnet, Inc.'s equity deficit	(78,520)	(81,108)
Noncontrolling interests	59	78
Total equity deficit	(78,461)	(81,030)
Total liabilities and equity deficit	$476,167	$496,109

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NET REVENUE	$133,404	$130,902	$392,553	$371,358

OPERATING EXPENSES
Operating expenses	101,924	99,552	298,653	286,404
Depreciation and amortization	13,593	13,083	39,979	39,623
Provision for bad debts	8,386	7,065	24,729	20,640
Loss on sale of equipment	72	1,525	375	1,495
Severance costs	286	137	643	172

Total operating expenses	124,261	121,362	364,379	348,334

INCOME FROM OPERATIONS	9,143	9,540	28,174	23,024

OTHER EXPENSES (INCOME)
Interest expense	12,367	12,126	37,715	38,230
Gain on bargain purchase	-	-	(1,387)	-
Other expenses (income)	(2)	(79)	1,239	(132)

Total other expenses	12,365	12,047	37,567	38,098

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	(3,222)	(2,507)	(9,393)	(15,074)
Provision for income taxes	(231)	(14)	(281)	(151)
Equity in earnings of joint ventures	1,751	2,686	6,839	7,815

NET INCOME (LOSS)	(1,702)	165	(2,835)	(7,410)
Net income attributable to noncontrolling interests	24	27	69	76

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.
COMMON SHAREHOLDERS	$(1,726)	$138	$(2,904)	$(7,486)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
RADNET, INC. COMMON SHAREHOLDERS	$(0.05)	$0.00	$(0.08)	$(0.21)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
RADNET, INC. COMMON SHAREHOLDERS	$(0.05)	$0.00	$(0.08)	$(0.21)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	36,105,149	35,759,779	35,982,558	35,669,400

Diluted	36,105,149	37,014,784	35,982,558	35,669,400

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity Deficit	Interests	Equity Deficit
BALANCE - JANUARY 1, 2009	35,911,474	$4	$153,006	$(227,722)	$(6,396)	$(81,108)	$78	$(81,030)
Issuance of common stock upon exercise of options/warrants	272,805	-	-	-	-	-	-	-
Share-based compensation	-	-	2,937	-	-	2,937	-	2,937
Distributions to noncontrolling interests	-	-	-	-	-	-	(88)	(88)
Change in fair value and amortization of cash flow hedge	-	-	-	-	2,555	2,555	-	2,555
Net income (loss)				(2,904)		(2,904)	69	(2,835)
Comprehensive income (loss)	-	-	-	-	-	(349)	69	(280)
BALANCE - SEPTEMBER 30, 2009	36,184,279	$4	$155,943	$(230,626)	$(3,841)	$(78,520)	$59	$(78,461)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,835)	$(7,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,979	39,623
Provision for bad debts	24,729	20,640
Equity in earnings of joint ventures	(6,839)	(7,815)
Distributions from joint ventures	6,852	4,286
Deferred rent amortization	614	3,071
Amortization of deferred financing cost	2,009	1,862
Net loss on disposal of assets	375	1,495
Gain on bargain purchase	(1,387)	-
Amortization of cash flow hedge	4,895	-
Share-based compensation	2,937	1,887
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(20,896)	(37,619)
Other current assets	3,213	810
Other assets	592	(282)
Accounts payable and accrued expenses	(3,988)	1,793
Net cash provided by operating activities	50,250	22,341

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(3,917)	(28,649)
Proceeds from sale of imaging facilities	650	-
Purchase of property and equipment	(22,805)	(20,950)
Proceeds from sale of equipment	-	166
Purchase of equity interest in joint ventures	(315)	(728)
Net cash used in investing activities	(26,387)	(50,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(17,684)	(13,976)
Proceeds from borrowings on notes payable	-	35,000
Deferred financing costs	-	(4,277)
Net (payments) proceeds on line of credit	(1,742)	10,877
Distributions to counterparties of cash flow hedges	(3,151)	-
Distributions to noncontrolling interests	(88)	(205)
Proceeds from issuance of common stock	-	383
Net cash (used in) provided by financing activities	(22,665)	27,802

NET INCREASE (DECREASE) IN CASH	1,198	(18)
CASH AND CAH EQUIVALENTS, beginning of period	-	18
CASH AND CASH EQUIVALENTS, end of period	$1,198	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$32,046	$36,529

 The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We entered into capital leases and equipment notes for approximately $10.4 million and $21.4 million, excluding capital leases assumed in acquisitions, during the nine months ended September 30, 2009 and 2008, respectively.  We also acquired equipment for approximately $8.2 million and $19.1 million during the nine months ended September 30, 2009 and 2008 that we had not paid for as of September 30, 2009 and 2008, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

We record the change in fair value of the effective portion of our interest rate swaps that are designated as cash flow hedges to accumulated other comprehensive loss.  As such, we recorded unrealized gains (losses) as a component of other comprehensive loss of ($2.3 million) and of $813,000, for the nine months ended September 30, 2009 and 2008, respectively.

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
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of RadNet Management, Inc. ("or RadNet Management") and Beverly Radiology Medical Group III, a professional partnership ("BRMG").  The consolidated financial statements also include RadNet Management I, Inc., RadNet Management II, Inc.,  Radiologix, Inc., RadNet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.  All of these affililiated entities are referred to collectively in this report as "Radnet", "we", "us" or the "Company" in this report.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of Pronet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Based on the provisions of the agreement, we have determined that BRMG is a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810 (ASC Topic 810, originally issued as Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46(R)), and consequently, we consolidate the revenue and expenses of BRMG. All intercompany balances and transactions have been eliminated in consolidation.

At a portion of our centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  Our management service fees are included in net revenue in the consolidated statement of operations and totaled $7.6 million and $8.7 million for the three months ended September 30, 2009 and 2008, respectively, and $22.6 million and $24.9 million for the nine months ended September 30, 2009 and 2008, respectively.  We have no financial controlling interest in the independent radiology practices, as defined in ASC Topic 810 (originally defined in EITF 97-2); accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2009 and 2008 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior period amounts have been reclassified to conform with the current period presentation.  These changes have no effect on net income (loss).

We have evaluated subsequent events through November 9, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission.

Liquidity and Capital Resources

We had a working capital balance of $11.1 million and $1.4 million at September 30, 2009 and December 31, 2008, respectively.  We had a net loss attributable to Radnet, Inc.’s common shareholders of $1.7 million, and net income attributable to Radnet, Inc.’s common shareholders of $138,000 for the three months ended September 30, 2009 and 2008, respectively.  We had losses attributable to Radnet, Inc.’s common shareholders of $2.9 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively.  We also had a Radnet, Inc. shareholder equity deficit of $78.5 million and $81.0 million at September 30, 2009 and December 31, 2008, respectively.

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

NOTE 2 - RECENT AND PENDING ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

FASB Accounting Standards Codification

During the three months ended September 30, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) became the authoritative source of accounting principles accepted in the United States (“GAAP”) recognized by the FASB.  All existing FASB accounting standards and guidance were superseded by the ASC.  Instead of issuing new accounting standards in the form of statements, FASB staff positions and Emerging Issues Task Force abstracts, the FASB now issues Accounting Standards Updates that update the Codification.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be additional sources of authoritative GAAP for SEC registrants.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

NOTE 3 - FACILITY ACQUISITIONS

Medical Resources, Inc.

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc. for approximately $2.1 million.  At the time of the acquisition, we immediately sold the assets and business of one of those nine centers to an unrelated third party for approximately $650,000. We have made a preliminary purchase price allocation of the acquired assets and liabilities associated with the remaining eight centers at their respective fair values in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805 (ASC Topic 805, originally issued as Statement of Financial Accounting Standards No. 141 (R), Business Combinations.

In accordance with ASC Topic 805, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date. The final acquisition consideration and allocation thereof may change significantly from these estimates.

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

NOTE 4 - INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.’S COMMON SHAREHOLDERS

We utilize Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260 (ASC Topic 260, originally issued as Statement of Financial Accounting Standards SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods of operating loss for which no common share equivalents are included because their effect would be anti-dilutive  Loss per share attributable to Radnet, Inc.’s common shareholders for the three and nine month periods ended September 30, 2009 and 2008 was calculated as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) attributable to Radnet, Inc.'s common shareholders	$(1,726)	$138	$(2,904)	$(7,486)

BASIC LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON SHAREHOLDERS
Weighted average number of common shares outstanding during the year	36,105,149	35,759,779	35,982,558	35,669,400
Basic loss per share attributable to Radnet, Inc.'s common shareholders	$(0.05)	$0.00	$(0.08)	$(0.21)
DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON SHAREHOLDERS
Weighted average number of common shares outstanding during the year	36,105,149	35,759,779	35,982,558	35,669,400
Add additional shares issuable upon exercise of stock options and warrants	-	1,255,005	-	-
Weighted average number of common shares used in calculating diluted loss per share	36,105,149	37,014,784	35,982,558	35,669,400
Diluted loss per share attributable to Radnet, Inc.'s common shareholders	$(0.05)	$0.00	$(0.08)	$(0.21)

For the three months ended September 30, 2009 and the nine months ended September 30, 2009 and 2008, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.

NOTE 5 - DERIVITIVE INSTRUMENTS

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 815 (ASC Topic 815, originally issued as Statement of Financial Accounting Standards  No. 133, Accounting for Derivative Instruments and Hedging Activities), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

In accordance with ASC Topic 815, we designate our interest rate swaps as cash flow hedges of floating-rate borrowings. For interest rate swaps that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive income, then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge components excluded from the assessment of effectiveness, are recognized in the statement of operations during the current period.

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

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Accumulated Other Comprehensive Loss (AOCL) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, is being amortized on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.  As of September 30, 2009, after amortization of $4.9 recorded in the first three quarters of 2009, the remaining unamortized AOCL associated with the original cash flow hedges was $1.2 million.

We document our risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Our use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. We do not hold or issue derivative financial instruments for speculative purposes. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive loss in the Company's Consolidated Statement of Stockholders' Equity Deficit. The remaining gain or loss, if any, is recognized currently in earnings.

A tabular presentation of the fair value of derivative instruments as of September 30, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other non-current liabilities	$(9,929)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended September 30, 2009

Derivatives in ASC Topic 815 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)	Location of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)
Interest rate contracts	($ 1,856)	Interest income/ (expense)	* ($1,836)	Interest income/(expense)

For the Nine Months Ended September 30, 2009

Derivatives in ASC Topic 815 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)	Location of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)
Interest rate contracts	($ 2,341)	Interest income/ (expense)	* ($4,895)	Interest income/(expense)

*  Amortization of OCI associated with the original cash flow hedges prior to modification (see discussion above).

NOTE 6 - INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 18% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased $302,000 to $17.9 million at September 30, 2009 compared to $17.6 million at December 31, 2008.  This increase is primarily related to our purchase of an additional $315,000 of share holdings in joint ventures that were existing as of December 31, 2008 as well as our equity earnings, net of eliminating all inter company profits, of $6.8 million for the nine months ended September 30, 2009, offset by $6.8 million of distributions received during the period.

We received management service fees from the centers underlying these joint ventures of approximately $1.6 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, and $5.4 million and $5.5 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table is a summary of key financial data for these joint ventures as of and for the nine months ended September 30, 2009 (in thousands):

Balance Sheet Data:	September 30, 2009
Current assets	$19,669
Noncurrent assets	28,471
Current liabilities	(6,767)
Noncurrent liabilities	(8,383)
Total net assets	$32,990

Book value of Radnet joint venture interests	$14,348
Cost in excess of book value of acquired joint venture interests	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	208
Total value of Radnet joint venture interests	$17,939

Total book value of other joint venture partner interests	$18,642

Net revenue	$56,826

Net income	$10,334

NOTE 7 - SHARE BASED COMPENSATION

We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the shareholders in 2006. We have reserved for issuance under the 2006 Plan 6,500,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of September 30, 2009, 1,855,583, or approximately 46.6%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the nine months ended September 30, 2009, we granted options and warrants to acquire 1,733,750 shares of common stock.

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

As of September 30, 2009, 2,486,232, or approximately 80.6%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the nine months ended September 30, 2009, we did not grant any warrants outside the 2006 Plan.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards' service period. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (ASC Topic 718, originally issued as Staff Accounting Bulletin (“SAB”) No. 110, Valuation of Share Based Payment arraignments for Public Companies), we classified equity-based compensation in operating expenses with the same line item as the majority of the cash compensation paid to employees.

The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):

	For the Three Months Ended September 30,
	2009		2008
	Impact of Equity-Based Compensation
	As Reported	Comp.	As Reported	Comp.
Income from operations	$9,143	$(712)	$9,540	$(831)
Income (loss) attributable to Radnet, Inc.'s common shareholders before income taxes	$(1,495)	$(712)	$152	$(831)
Net Income (loss) attributable to Radnet, Inc.'s common shareholders	$(1,726)	$(712)	$138	$(831)
Net basic earnings per share attributable to Radnet, Inc.'s common shareholders	$(0.05)	$(0.02)	$0.00	$(0.02)

Net diluted earnings per share attributable to Radnet, Inc.'s common shareholders	$(0.05)	$(0.02)	$0.00	$(0.02)

	For the Nine Months Ended September 30,
	2009		2008
	Impact of Equity-Based Compensation
	As Reported	Comp.	As Reported	Comp.
Income from operations	$28,174	$(2,937)	$23,024	$(1,887)
Loss attributable to Radnet, Inc.'s common shareholders before income taxes	$(2,623)	$(2,937)	$(7,335)	$(1,887)
Net loss attributable to Radnet, Inc.'s common shareholders	$(2,904)	$(2,937)	$(7,486)	$(1,887)
Net basic earnings per share attributable to Radnet, Inc.'s common shareholders	$(0.08)	$(0.08)	$(0.21)	$(0.05)

Net diluted earnings per share attributable to Radnet, Inc.'s common shareholders	$(0.08)	$(0.08)	$(0.21)	$(0.05)

The following summarizes all of our option and warrant activity for the nine months ended September 30, 2009:

Outstanding Options and Warrants Under the 2006 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2008	2,451,000	$5.44
Granted	1,733,750	2.41
Exercised	-	-
Canceled or expired	(200,000)	5.01
Balance, September 30, 2009	3,984,750	4.14	4.36	$646,733
Exercisable at September 30, 2009	1,855,583	4.11	4.11	473,991

Non-Plan Outstanding Warrants	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2008	3,432,898	$2.07
Granted	-	-
Exercised	(350,000)	0.64
Canceled or expired	-	-
Balance, September 30, 2009	3,082,898	2.23	2.55	$2,902,360
Exercisable at September 30, 2009	2,486,232	1.75	2.56	2,830,760

The aggregate intrinsic value in the table above represents the difference between our closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options and warrants on September 30, 2009. Total intrinsic value of options and warrants exercised during the nine months ended September 30, 2009 was approximately $811,500.  As of September 30, 2009, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $5.5 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

The following is the weighted average data used to calculate the fair value:

	Risk-free Interest Rate	Expected Life	Expected Volatility	Expected Dividends
September 30, 2009	2.65%	3.1 years	91.45%	-
September 30, 2008	2.75%	3.7 years	74.68%	-

We have determined the expected term assumption under the "Simplified Method" as defined in ASC Topic 718, originally issued as SAB No. 110. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

The weighted-average grant date fair value of stock options and warrants granted during the nine months ended September 30, 2009 and 2008 was $1.43 and $4.20, respectively.

NOTE 8 - FAIR VALUE MEASUREMENTS

ASC Topic 820 (originally issued as SFAS 157, Fair Value Measurements), defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We adopted the provisions of ASC Topic 820 as of January 1, 2008 for financial instruments. Although the adoption of ASC Topic 820 did not materially impact our financial position, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.

ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

At September 30, 2009, based on Level 2 inputs, we determined the fair values of our first and second lien term loans issued on November 15, 2006 and extended on August 23, 2007 to be $231.1 million and $163.2 million, respectively.  The carrying amount of the first and second lien term loans at September 30, 2009 was $243.3 million and $170.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At September 30, 2009 the fair value of these swaps of a liability of $9.9 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

On January 1, 2009, the Company adopted without material impact on its condensed consolidated financial statements the provisions of ASC Topic 820 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value including goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

NOTE 9 - RELATED PARTY TRANSACTIONS

On June 1, 2009 we entered into a 10 year operating lease for a building at one of our imaging centers located in Wilmington, Delaware in which our Senior Vice President of Materials Management is a 50% owner.  The monthly rent under this operating lease is approximately $25,000.   We believe that the monthly lease amount is in line with similar 10 year lease contracts available for comparable buildings in the area.

NOTE 10 - SUBSEQUENT EVENTS

On October 1, 2009, we completed the acquisition of the imaging assets of Chesapeake Urology Associates in Baltimore, Maryland for approximately $900,000.  Chesapeake Urology operated CT scanners in three locations in the greater Baltimore area.

On October 1, 2009, we completed the acquisition of the women’s imaging business of Ridgewood Diagnostics, a multi-modality women’s imaging practice located near Rochester, New York’s Unity Hospital for $1.1 million and 50,000 shares of RadNet common stock.  In conjunction with the Ridgewood Diagnostics transaction, on October 16, 2009, we completed the acquisition of the women’s imaging business of Unity Hospital for $100,000.  We plan to consolidate the Ridgewood Diagnostics and Unity Hospital operations into one facility during 2010.

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

During the nine months ended September 30, 2009 we continued to improve on a number of these operating objectives.  Revenue increased at our existing facilities over the prior year period, primarily as a result of an increase in the number of procedures.  We have maintained tight control on major expenses including salaries and professional reading fees.  In addition, on June 12, 2009 we continued the expansion of our networks with the acquisition of the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc.

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

The consolidated financial statements include the accounts of RadNet Management, Inc. ("or RadNet Management") and Beverly Radiology Medical Group III, a professional partnership ("BRMG").  The consolidated financial statements also include RadNet Management I, Inc., RadNet Management II, Inc.,  Radiologix, Inc., RadNet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of RadNet Management.  All of these affililiated entities are referred to collectively in this report as "Radnet", "we", "us" or the "Company".

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of Pronet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Based on the provisions of the agreement, we have determined that BRMG is a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 810 (ASC Topic 810, originally issued as Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46(R)), and consequently, we consolidate the revenue and expenses of BRMG. All intercompany balances and transactions have been eliminated in consolidation.

At a portion of our centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  Our management service fees are included in net revenue in the consolidated statement of operations and totaled $7.6 million and $8.7 million for the three months ended September 30, 2009 and 2008, respectively, and $22.6 million and $24.9 million for the nine months ended September 30, 2009 and 2008, respectively.  We have no financial controlling interest in the independent radiology practices, as defined in ASC Topic 810 (originally defined in EITF 97-2); accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NET REVENUE	100.00%	100.00%	100.00%	100.00%

OPERATING EXPENSES
Operating expenses	76.40%	76.05%	76.08%	77.12%
Depreciation and amortization	10.19%	9.99%	10.18%	10.67%
Provision for bad debts	6.29%	5.40%	6.30%	5.56%
Loss on sale of equipment	0.05%	1.16%	0.10%	0.40%
Severance costs	0.21%	0.10%	0.16%	0.05%

Total operating expenses	93.15%	92.71%	92.82%	93.80%

INCOME FROM OPERATIONS	6.85%	7.29%	7.18%	6.20%

OTHER EXPENSES (INCOME)
Interest expense	9.27%	9.26%	9.61%	10.29%
Gain on bargain purchase	0.00%	0.00%	-0.35%	0.00%
Other expenses (income)	0.00%	-0.06%	0.32%	-0.04%

Total other expenses	9.27%	9.20%	9.57%	10.26%

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	-2.42%	-1.92%	-2.39%	-4.06%
Provision for income taxes	-0.17%	-0.01%	-0.07%	-0.04%
Equity in earnings of joint ventures	1.31%	2.05%	1.74%	2.10%
NET INCOME (LOSS)	-1.28%	0.13%	-0.72%	-2.00%
Net income attributable to noncontrolling interests	0.02%	0.02%	0.02%	0.02%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.
COMMON SHAREHOLDERS	-1.29%	0.11%	-0.74%	-2.02%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net Revenue

Net revenue for the three months ended September 30, 2009 was $133.4 million compared to $130.9 million for the three months ended September 30, 2008, an increase of $2.5 million, or 2.4%.

Net revenue, including only those centers which were in operation throughout the third quarters of both 2009 and 2008, increased $82,000, or 0.06%.  This 0.06% increase is mainly due to an increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2008.  For the three months ended September 30, 2009, net revenue from centers that were acquired subsequent to July 1, 2008 and excluded from the above comparison was $4.5 million.  For the three months ended September 30, 2008, net revenue from centers that were acquired subsequent to July 1, 2008 and excluded from the above comparison was $662,000.  Also excluded from the above comparison was $1.4 million from centers that were divested subsequent to July 1, 2008.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 increased approximately $2.4 million, or 2.4%, from $99.5 million for the three months ended September 30, 2008 to $101.9 million for the three months ended September 30, 2009.  The following table sets forth our operating expenses for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Salaries and professional reading fees, excluding share-based compensation	$55,001	$54,217
Share-based compensation	712	831
Building and equipment rental	10,896	10,969
Medical supplies	8,070	8,488
Other operating expense *	27,245	25,047
Operating expenses	101,924	99,552

Depreciation and amortization	13,593	13,083
Provision for bad debts	8,386	7,065
Loss on sale of equipment, net	72	1,525
Severance costs	286	137
Total operating expenses	$124,261	$121,362

*  Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding share-based compensation and severance

Salaries and professional reading fees increased $784,000, or 1.5%, to $55.0 million for the three months ended September 30, 2009 compared to $54.2 million for the three months ended September 30, 2008.

Salaries and professional reading fees including only those centers which were in operation throughout the third quarters of both 2009 and 2008 increased $191,000, or 0.4%.  This 0.4% increase is primarily due to increases is professional reading fees that are driven by procedure volumes.  This comparison excludes contributions from centers that were acquired or divested subsequent to July 1, 2008.  For the three months ended September 30, 2009, salaries and professional reading fees from centers that were acquired subsequent to July 1, 2008 and excluded from the above comparison was $1.5 million.  For the three months ended September 30, 2008, salaries and professional reading fees from centers that were acquired subsequent to July 1, 2008 and excluded from the above comparison was $66,000.  Also excluded from the above comparison was $848,000 from centers that were divested subsequent to July 1, 2008.

Share-based compensation

Share-based compensation decreased $119,000, or 14.3%, to $712,000 for the three months ended September 30, 2009 compared to $831,000 for the three months ended September 30, 2008.  Share-based compensation for the three months ended September 30, 2008 includes additional expense related to certain options granted during the third quarter of 2008 that were fully vested on the date of grant.

Building and equipment rental

Building and equipment rental expenses decreased $73,000, or 0.7%, to $10.9 million for the three months ended September 30, 2009 compared to $11.0 million for the three months ended September 30, 2008.

Building and equipment rental expenses including only those centers which were in operation throughout the third quarters of both 2009 and 2008, decreased $533,000, or 4.9%.  This 4.9% decrease is primarily due to the conversion of certain equipment lease contracts from operating to capital leases in the first quarter of 2009.  This comparison excludes contributions from centers that were acquired or divested subsequent to July 1, 2008.  For the three months ended September 30, 2009, building and equipment rental expenses from centers that were acquired subsequent to July 1, 2008 and excluded from the above comparison was $584,000.  For the three months ended September 30, 2008, building and equipment rental expenses from centers that were acquired subsequent to July 1, 2008 and excluded from the above comparison was $47,000.  Also excluded from the above comparison was $77,000 from centers that were divested subsequent to July 1, 2008.

Medical supplies

Medical supplies expense decreased $418,000, or 4.9%, to $8.1 million for the three months ended September 30, 2009 compared to $8.5 million for the three months ended September 30, 2008.

Medical supplies expenses, including only those centers which were in operation throughout the third quarters of both 2009 and 2008, decreased $393,000, or 4.7%.  This 4.7% decrease is primarily due to a change in vendors supplying certain drugs used in operating our Breastlink centers. This comparison excludes contributions from centers that were acquired or divested subsequent to July 1, 2008.  For the three months ended September 30, 2009, medical supplies expense from centers that were acquired subsequent to July 1, 2008 and excluded from the above comparison was $142,000.  For the three months ended September 30, 2008, medical supplies expense from centers that were acquired subsequent to July 1, 2008 and excluded from the above comparison was $19,000.  Also excluded from the above comparison was $148,000 from centers that were divested subsequent to July 1, 2008.

Depreciation and amortization

Depreciation and amortization increased $510,000, or 3.9%, to $13.6 million for the three months ended September 30, 2009 compared to the same period last year. The increase is primarily due to the addition of equipment at new and existing centers as well as the capitalization of certain equipment previously held under operating leases.

Provision for bad debts

Provision for bad debts increased $1.3 million, or 18.7%, to $8.4 million, or 6.3% of net revenue, for the three months ended September 30, 2009 compared to $7.1 million, or 5.4% of net revenue, for the three months ended September 30, 2008.  We increased our provision for bad debts as a percentage of net revenue in light of the current economic slow down and our expectations concerning a decrease in collections related to the patient portion of our total billings that we may experience in subsequent quarters.

Interest expense

Interest expense for the three months ended September 30, 2009 was $12.4 million compared to $12.1 million for the three months ended September 30, 2008.  The interest expense for the three months ended September 30, 2009 includes $1.8 million of amortization of Other Comprehensive Income associated with the modification of two interest rate swaps designated as cash flow hedges (see Liquidity and Capital Resources below) and amortization of deferred loan costs of $670,000.

Income tax expense

For the three months ended September 30, 2009 and 2008, we recorded $231,000 and $14,000, respectively, for income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2009, we recognized equity in earnings from unconsolidated joint ventures of $1.8 million compared to $2.7 million for the three months ended September 30, 2008.  This variance is due to a combination of decreases in our collection rates and increases in our repair and maintenance costs associated with new equipment transitioning from warranty to maintenance contracts in the third quarter of 2009.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net Revenue

Net revenue for the nine months ended September 30, 2009 was $392.6 million compared to $371.4 million for the nine months ended September 30, 2008, an increase of $21.2 million, or 5.7%.

Net revenue, including only those centers which were in operation throughout the three quarters of both 2009 and 2008, increased $6.9 million, or 2.0%.  This 2.0% increase is mainly due to an increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the nine months ended September 30, 2009, net revenue from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $50.2 million.  For the nine months ended September 30, 2008, net revenue from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $31.1 million.  Also excluded from the above comparison was $4.8 million from centers that were divested subsequent to December 31, 2007.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 increased approximately $12.3 million, or 4.3%, from $286.4 million for the nine months ended September 30, 2008 to $298.7 million for the nine months ended September 30, 2009.  The following table sets forth our operating expenses for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Salaries and professional reading fees, excluding share-based compensation	$160,839	$157,279
Share-based compensation	2,936	1,887
Building and equipment rental	32,518	31,861
Medical supplies	24,529	21,912
Other operating expense *	77,831	73,465
Operating expenses	298,653	286,404

Depreciation and amortization	39,979	39,623
Provision for bad debts	24,729	20,640
Loss on sale of equipment, net	375	1,495
Severance costs	643	172
Total operating expenses	$364,379	$348,334

*  Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding share-based compensation and severance

Salaries and professional reading fees increased $3.5 million, or 2.3%, to $160.8 million for the nine months ended September 30, 2009 compared to $157.3 million for the nine months ended September 30, 2008.

Salaries and professional reading fees, including only those centers which were in operation throughout the three quarters of both 2009 and 2008, decreased $1.7 million, or 1.2%.  This 1.2% decrease is primarily due to cost cutting measures implemented in the third quarter of 2008.  This comparison excludes contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the nine months ended September 30, 2009, salaries and professional reading fees from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $18.9 million.  For the nine months ended September 30, 2008, salaries and professional reading fees from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $11.3 million.  Also excluded from the above comparison was $2.4 million from centers that were divested subsequent to December 31, 2007.

Share-based compensation

Share-based compensation increased $1.0 million, or 55.6%, to $2.9 million for the nine months ended September 30, 2009 compared to $1.9 million for the nine months ended September 30, 2008.  The increase is primarily due to additional options granted during the first half of 2009 some of which were fully vested on the date of grant.

Building and equipment rental

Building and equipment rental expenses increased $657,000, or 2.1%, to $32.5 million for the nine months ended September 30, 2009 compared to $31.9 million for the nine months ended September 30, 2008.

Building and equipment rental expenses, including only those centers which were in operation throughout the three quarters of both 2009 and 2008, decreased $1.0 million, or 3.5%.  This 3.5% decrease is primarily due to the conversion of certain equipment lease contracts from operating to capital leases in the first quarter of 2009.  This comparison excludes contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the nine months ended September 30, 2009, building and equipment rental expenses from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $4.0 million.  For the nine months ended September 30, 2008, building and equipment rental expenses from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $2.1 million.  Also excluded from the above comparison was $260,000 from centers that were divested subsequent to December 31, 2007.

Medical supplies

Medical supplies expense increased $2.6 million, or 11.9%, to $24.5 million for the nine months ended September 30, 2009 compared to $21.9 million for the nine months ended September 30, 2008.

Medical supplies expenses, including only those centers which were in operation throughout the three quarters of both 2009 and 2008, increased $803,000, or 5.3%.  This 5.3% increase is in line with procedure volumes and net revenues generated at these existing centers. This comparison excludes contributions from centers that were acquired or divested subsequent to December 31, 2007.  For the nine months ended September 30, 2009, medical supplies expense from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $8.7 million.  For the nine months ended September 30, 2008, medical supplies expense from centers that were acquired subsequent to December 31, 2007 and excluded from the above comparison was $6.5 million.  Also excluded from the above comparison was $404,000 from centers that were divested subsequent to December 31, 2007.

Depreciation and amortization

Depreciation and amortization increased $356,000, or 0.9%, to $40.0 million for the nine months ended September 30, 2009 compared to the same period last year. The increase is due in part to increases to depreciation expense on new imaging equipment offset by the completion of amortization schedules related to covenant-not-to-compete contracts in early 2009.

Provision for bad debts

Provision for bad debts increased $4.1 million, or 19.8%, to $24.7 million, or 6.3% of net revenue, for the nine months ended September 30, 2009 compared to $20.6 million, or 5.6% of net revenue, for the nine months ended September 30, 2008.  We increased our provision for bad debts as a percentage of net revenue in light of the current economic slow down and our expectations concerning a decrease in collections related to the patient portion of our total billings that we may experience in subsequent quarters.

Interest expense

Interest expense for the nine months ended September 30, 2009 was $37.7 million compared to $38.2 million for the nine months ended September 30, 2008.  The interest expense for the nine months ended September 30, 2009 includes $4.9 million of amortization of Other Comprehensive Income associated with the modification of two interest rate swaps designated as cash flow hedges (see Liquidity and Capital Resources below) and amortization of deferred loan costs of $2.0 million.

Gain on bargain purchase

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc. (see Note 3 to the interim condensed consolidated financial statement for more details).

In accordance with ASC Topic 805, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million. If new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized for assets acquired and liabilities assumed, the Company will retrospectively adjust the amounts recognized as of the acquisition date. The final acquisition consideration and allocation thereof may change significantly from these estimates.

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

Other expense (income)

For the nine months ended September 30, 2009 we recorded $1.2 million of other expense primarily related to litigation.

Income tax expense

For the nine months ended September 30, 2009 and 2008, we recorded $281,000 and $151,000, respectively, for income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2009, we recognized equity in earnings from unconsolidated joint ventures of $6.8 million compared to $7.8 million for the nine months ended September 30, 2008.  This variance is due to a combination of decreases in our collection rates and increases in our repair and maintenance costs associated with new equipment transitioning from warranty to maintenance contracts in the third quarter of 2009.

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

On August 23, 2007, we secured an incremental $35 million (“Incremental Facility”) as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The Incremental Facility consists of an additional $25 million as part of our first lien Term Loan and $10 million of additional capacity under our existing revolving line of credit.  Borrowings under the Incremental Facility were used to fund strategic initiatives and for general corporate purposes.

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

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Accumulated Other Comprehensive Loss (AOCL) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, is being amortized on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.  As of September 30, 2009, after amortization of $4.9 recorded in the first three quarters of 2009, the remaining unamortized AOCL associated with the original cash flow hedges was $1.2 million.

We document our risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Our use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. We do not hold or issue derivative financial instruments for speculative purposes. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive loss in the Company's Consolidated Statement of Stockholders' Equity Deficit. The remaining gain or loss, if any, is recognized currently in earnings.

A tabular presentation of the fair value of derivative instruments as of September 30, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other non-current liabilities	$(9,929)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended September 30, 2009

Derivatives in ASC Topic 815 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)	Location of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)
Interest rate contracts	($ 1,856)	Interest income/ (expense)	* ($1,836)	Interest income/(expense)

For the Nine Months Ended September 30, 2009

Derivatives in ASC Topic 815 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)	Location of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)
Interest rate contracts	($ 2,341)	Interest income/ (expense)	* ($4,895)	Interest income/(expense)

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

Sources and Uses of Cash

Cash provided by operating activities was $50.3 million for the nine months ended September 30, 2009 and $22.3 million for the nine months ended September 30, 2008.

Cash used in investing activities was $26.4 million and $50.2 million for the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009, we purchased property and equipment for approximately $22.8 million and acquired the assets and businesses of additional imaging facilities for approximately $3.3 million, which is net of proceeds generated from the immediate sale of one of these acquired centers (see Note 3).  We also purchased additional equity interests in joint ventures totaling $315,000.

Cash used by financing activities was $22.7 million for the nine months ended September 30, 2009 compared to cash provided by financing activities of $27.8 million for the nine months ended September 30, 2008.  The cash used by financing activities for the nine months ended September 30, 2009 was related to payments we made toward our term loans, capital leases and line of credit balances, as well as $3.2 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

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

Interest Rate Sensitivity.  A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is based upon an index rate plus a factor.  As noted in "Liquidity and Capital Resources" above, we have entered into interest rate swaps to fix the interest rate on approximately $270 million of our credit facility.  The remaining portion of the credit facility bears interest at rates that float as market conditions change, and as such, is subject to market risk.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

PART II - OTHER INFORMATION

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

ITEM 1A.  Risk Factors

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
(Registrant)

Date: November 9, 2009	By	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper