Form 10-K
period 2009-12-31
RadNet, Inc.
filed 2010-03-15
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 0-19019

RadNet, Inc.
(Exact name of registrant as specified in charter)

Delaware	13-3326724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 Cotner Avenue
Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 478-7808

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.0001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) or the act.  Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)                                                                                                                                                                   Yes  ☐ No ☒

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant was approximately $63,538,580 on June 30, 2009 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2009.

The number of shares of the registrant’s common stock outstanding on March 10, 2010, was 36,488,354 shares (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

RADNET, INC.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in Item 1A, “Risk Factors,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual events or results may differ materially depending on risks and uncertainties that may affect the Company’s operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to statements concerning RadNet’s ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our statements regarding future cost savings, our statements regarding increased business from new equipment or operations and our statements regarding our ability to finance our operations.

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

Business Overview

With 180 centers located in California, Delaware, Maryland, New Jersey, Florida, Kansas and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes, and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop regional markets in order to leverage operational efficiencies. Our scale and density within our selected geographies provides close, long-term relationships with key payors, radiology groups and referring physicians. Each of our facility managers is responsible for managing relationships with local physicians and payors, meeting our standards of patient service and maintaining profitability. We provide corporate training programs, standardized policies and procedures and sharing of best practices among the physicians in our regional networks.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended December 31, 2009, we performed 3,174,006 diagnostic imaging procedures and generated net revenue from continuing operations of $524.4 million. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2009, December 31, 2008 and December 31, 2007 is included in the consolidated financial statements and notes thereto in this Annual Report.

History of our Business

We were originally incorporated in the State of New York in 1985 and have been continuously engaged in the medical imaging business since that time.

On November 15, 2006, we completed the acquisition of Radiologix, Inc. Radiologix, a Delaware corporation, then employing approximately 2,200 people, through its subsidiaries, was a national provider of diagnostic imaging services through the ownership and operation of freestanding, outpatient diagnostic imaging centers. Radiologix owned, operated and maintained equipment in 69 locations, with imaging centers in seven states, including primary operations in the Mid-Atlantic; the Bay-Area, California; the Treasure Coast area, Florida; Northeast Kansas; and the Finger Lakes (Rochester) and Hudson Valley areas of New York State. Under the terms of the acquisition agreement, Radiologix stockholders received aggregate consideration of 11,310,950 shares (after giving effect to the one-for-two reverse stock split effected in November 2006) of our common stock and $42,950,000 in cash. We financed the transaction and refinanced substantially all of our outstanding debt with a $405 million senior secured credit facility with GE Commercial Healthcare Financial Services.

Since that time we have continued to develop our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions and dispositions of facilities, see “Management’s Discussion and Analysis and Results of Operations—Facility Acquisitions” below.

On September 3, 2008 we reincorporated from New York into Delaware and have operated as a Delaware corporation since that time. References to
“RadNet,” “we,” “us,” “our” or the “Company” in this report refer to RadNet, Inc., its subsidiaries and affiliated entities. See “Management’s Discussion and Analysis and Results of Operations—Overview.”

Company Website

We maintain a website at www.radnet.com. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after the material is electronically filed with the Securities and Exchange Commission. References to our website addressed in this report are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Industry Overview

 Diagnostic imaging involves the use of non-invasive procedures to generate representations of internal anatomy and function that can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures facilitate the early diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Diagnostic imaging procedures include MRI, CT, PET, nuclear medicine, ultrasound, mammography, X-ray and fluoroscopy. We estimate that the national imaging market in the United States is $100 billion, with projected mid-single digit growth for MRI, CT and PET/CT driven by the aging of the U.S. population, wider physician and payor acceptance for imaging technologies, and greater consumer and physician awareness of diagnostic screening capabilities.

While general X-ray remains the most commonly performed diagnostic imaging procedure, the fastest growing and higher margin procedures are MRI, CT and PET. The rapid growth in PET scans is attributable to the increasing recognition of the efficacy of PET scans in the diagnosis and monitoring of cancer. The number of MRI and CT scans continues to grow due to their wider acceptance by physicians and payors, an increasing number of applications for their use and a general increase in demand due to the aging population in the United States.

Industry Trends

We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population

Persons over the age of 65 comprise one of the fastest growing segments of the population in the United States. According to the United States Census Bureau, this group is expected to increase as much as 33% from 2010 to 2020. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures.

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

Additional improvements in imaging technologies, contrast agents and scan capabilities are leading to new non-invasive methods of diagnosing blockages in the heart’s vital coronary arteries, liver metastases, pelvic diseases and vascular abnormalities without exploratory surgery. We believe that the use of the diagnostic capabilities of MRI and other imaging services will continue to increase because they are cost-effective, time-efficient and non-invasive, as compared to alternative procedures, including surgery, and that newer technologies and future technological advancements will further increase the use of imaging services. At the same time, the industry has increasingly used upgrades to existing equipment to expand applications, extend the useful life of existing equipment, improve image quality, reduce image acquisition time and increase the volume of scans that can be performed. We believe this trend toward equipment upgrades rather than equipment replacements will continue, as we do not foresee new imaging technologies on the near-term horizon that will displace MRI, CT or PET as the principal advanced diagnostic imaging modalities.

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

Greater Consumer Awareness of and Demand for Preventive Diagnostic Screening

Diagnostic imaging, such as elective full-body scans, is increasingly being used as a screening tool for preventive care procedures. Consumer awareness of diagnostic imaging as a less invasive and preventive screening method has added to the growth in diagnostic imaging procedures. We believe that further technological advancements allowing for early diagnosis of diseases and disorders using less invasive procedures will create additional demand for diagnostic imaging.

Diagnostic Imaging Settings

Diagnostic imaging services are typically provided in one of the following settings:

Fixed-site, freestanding outpatient diagnostic facilities

These facilities range from single-modality to multi-modality facilities and are generally not owned by hospitals or clinics. These facilities depend upon physician referrals for their patients and generally do not maintain dedicated, contractual relationships with hospitals or clinics. In fact, these facilities may compete with hospitals or clinics that have their own imaging systems to provide services to these patients. These facilities bill third-party payors, such as managed care organizations, insurance companies, Medicare or Medicaid. All of our facilities are in this category.

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

While many hospitals own or lease their own equipment, certain hospitals provide these services by contracting with providers of mobile imaging equipment. Using specially designed trailers, mobile imaging service providers transport imaging equipment and provide services to hospitals and clinics on a part-time or full-time basis, thus allowing small to mid-size hospitals and clinics that do not have the patient demand to justify fixed on-site access to advanced diagnostic imaging technology. Diagnostic imaging providers contract directly with the hospital or clinic and are typically reimbursed directly by them.

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue, including the brain, spine, abdomen, heart and extremities. A typical MRI examination takes from 20 to 45 minutes. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2009, we had 139 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. As of December 31, 2009, we had 79 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2009, we had 32 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2009, we had 40 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2009, we had 155 x-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2009, we had 253 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2009, we had 122 mammography systems in operation, 113 of which are digital mammography systems. During the last two years we converted 92 of our analog mammography systems to digital mammography systems.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2009, we had 86 fluoroscopy systems in operation.

Our Competitive Strengths

Our Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2009, we operated 180 centers in California, Delaware, Maryland, New Jersey, Florida, Kansas and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

Our Comprehensive "Multi-Modality" Diagnostic Imaging Offering

  The vast majority of our centers offer multi-modality procedures, driving strong relationships with referring physicians and payors in our markets and a diversified revenue base. At each of our multi-modality facilities, we offer patients and referring physicians one location to serve their needs for multiple procedures. Furthermore, we have complemented many of our multi-modality sites with single-modality sites to accommodate overflow and to provide a full range of services within a local area consistent with demand. This prevents multiple patient visits or unnecessary travel between facilities, thereby increasing patient throughput and decreasing costs and time delays. Our revenue is generated by a broad mix of modalities. We believe our multi-modality strategy lessens our exposure to reimbursement changes in any specific modality.

Our Facility Density in Many Highly Populated Areas of the United States

  The strategic organization of our diagnostic imaging facilities into regional networks densely concentrated around major population centers in seven states offers unique benefits to our patients, our referring physicians, our payors and us. We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging facilities within a particular region can access the patient appointment calendars of other facilities within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time or location preferences. The grouping of our facilities within regional networks enables us to easily move technologists and other personnel, as well as equipment, from under-utilized to over-utilized facilities on an as-needed basis, and drive referrals. Our organization of referral networks results in increased patient throughput, greater operating efficiencies and better equipment utilization rates and improved response time for our patients. We believe our networks of facilities and tailored service offerings for geographic areas drives local physician referrals, makes us an attractive candidate for selection as a preferred provider by third-party payors, creates economies of scale and provides barriers to entry by competitors in our markets.

Our Strong Relationships with Payors and Diversified Payor Mix

  Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. As of December 31, 2009, we received approximately 56% of our payments from commercial insurance payors, 15% from managed care capitated payors, 20% from Medicare and 3% from Medicaid. With the exception of Blue Cross/Blue Shield, which are managed by different entities in each of the states in which we operate, and Medicare, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2009.

Our Strong Relationships with Experienced and Highly Regarded Radiologists

Our contracted radiologists have outstanding credentials, strong relationships with referring physicians, and a broad mix of sub-specialties. The collective experience and expertise of these radiologists translates into more accurate and efficient service to patients. Our close relationship with Dr. Berger, our President and Chief Executive Officer, and BRMG in California and our long-term arrangements with radiologists outside of California enable us to better ensure that medical service provided at our facilities is consistent with the needs and expectations of our referring physicians, patients and payors.

Our Experienced and Committed Management Team

 Our senior management group has more than 100 years of combined healthcare management experience. Our executive management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. We have a track record of successful acquisitions and integration of acquired businesses into RadNet, and have managed the business through a variety of economic and reimbursement cycles. Our management beneficially owns approximately 29% of our common stock.

Our Technologically Advanced Imaging Systems

  We have invested significant capital in our imaging systems over the last three years. Our state-of-the-art imaging systems can perform high quality scans more rapidly and can be used for a wider variety of imaging applications than less advanced systems. While general X-ray remains the most commonly performed diagnostic imaging procedure, the fastest growing and higher margin procedures are MRI, CT and PET. Because technological change in diagnostic imaging is gradual, most of our systems can be upgraded with software or hardware enhancements, which should allow us to continue to provide advanced technology without significant capital expenditure to replace an entire system. In recent years, we have made significant investments in upgrading our facilities to 100% digital imaging technology, inclusive of x-ray and mammography, and believe our advanced imaging systems will drive increased applications and higher patient through-put.

Business Strategy

Maximize Performance at Our Existing Facilities

  We intend to enhance our operations and increase scan volume and revenue at our existing facilities by expanding physician relationships and increasing the procedure offerings.

Focus on Profitable Contracting

 We regularly evaluate our contracts with third-party payors, industry vendors and radiology groups, as well as our equipment and real property leases, to determine how we may improve the terms to increase our revenues and reduce our expenses. Because many of our contracts with third party payors are short-term in nature, we can regularly renegotiate these contracts, if necessary. We believe our position as a leading provider of diagnostic imaging services and our long-term relationships with physician groups in our markets enable us to obtain more favorable contract terms than would be available to smaller or less experienced imaging services providers.

Expand MRI, CT and PET Applications

 We intend to continue to use expanding MRI, CT and PET applications as they become commercially available. Most of these applications can be performed by our existing MRI, CT and PET systems with upgrades to software and hardware, thereby minimizing capital expenditure requirements. We intend to introduce applications that will decrease scan and image-reading time to increase our productivity.

Optimize Operating Efficiencies

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

Expand Our Networks

We intend to continue to expand the number of our facilities through new developments and targeted acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. Our current plans are to strengthen our market presence in geographic areas where we currently have existing operations and to expand into neighboring and other areas which we determine to be appropriate. We perform extensive due diligence before developing a new facility or acquiring an existing facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

•	there is sufficient patient demand for outpatient diagnostic imaging services;

•	we believe we can gain significant market share;

•	we can build key referral relationships or we have already established such relationships; and

•	payors are receptive to our entry into the market.

Our Services

 We offer a comprehensive set of imaging services including MRI, CT, PET, nuclear medicine, X-ray, ultrasound, mammography, fluoroscopy and other related procedures. In our centers we focus on providing standardized high quality imaging services, regardless of location, to ensure patients, physicians and payors consistency in service and quality. To ensure the high quality of our services, we monitor patient satisfaction, timeliness of services to patients and reports to physicians. Based on our conversations with payors, in our experience, our fees are generally lower than hospital fees for the services we provide.

The key features of our services include:

•	patient-friendly, non-clinical environments;

•	a 24-hour turnaround on routine examinations;

•	interpretations within one to two hours, if needed;

•	flexible patient scheduling, including same-day appointments;

•	extended operating hours, including weekends;

•	reports delivered by courier, facsimile or email;

•	availability of second opinions and consultations;

•	availability of sub-specialty interpretations at no additional charge; and

•	standardized fee schedules by region.

Radiology Professionals

In the states in which we provide services (except Florida), a lay person or any entity other than a professional corporation or similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the “corporate practice” of medicine. In order to comply with this prohibition, we contract with radiologists to provide professional medical services in our facilities, including the supervision and interpretation of diagnostic imaging procedures. The radiology practice maintains full control over the physicians it employs. Pursuant to each management contract, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. In addition, we provide management services and administration of the non-medical functions relating to the professional medical practice at the facility, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities. As compensation for the services furnished under contracts with radiologists, we generally receive an agreed percentage of the medical practice billings for, or collections from, services provided at the facility, typically varying between 75% to 85% of global net revenue or collections after deduction of the professional fees.

At all but 10 of our California facilities we contract, directly or through BRMG, with other radiology groups to provide professional medical services. At our imaging facilities we charge a fee for our services as manager of the entity which owns the center.

Many states have also enacted laws prohibiting a licensed professional from splitting fees derived from the practice of medicine with an unlicensed person or business entity. We do not believe that the management, administrative, technical and other non-medical services we provide to each of our contracted radiology groups violate the corporate practice of medicine prohibition or that the fees we charge for such services violate the fee splitting prohibition. However, the enforcement and interpretation of these laws by regulatory authorities and state courts vary from state to state. If our arrangements with our independent contractor radiology groups are found to violate state laws prohibiting the practice of medicine by general business corporations or fee splitting, our business, financial condition and ability to operate in those states could be adversely affected.

BRMG in California

Howard G. Berger, M.D., is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 87 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

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

As of December 31, 2009, BRMG employed 78 full-time and nine part-time radiologists. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2009, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•
The agreement expires on January 1, 2014. However, the agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2009, he owned 99% of the equity of BRMG.

•
At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities, except for 10 facilities for which we contract with separate medical groups.

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

Non-California Locations and 10 California Locations

At the 10 centers in California that BRMG does not provide professional medical services, and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent third-party radiology groups in the area to provide physician services at those facilities. These arrangements also allow us to comply with the prohibition against the “corporate practice” of medicine in other states in which we operate (except in Florida which does not have an equivalent statute prohibiting the corporate practice of medicine).

These third-party radiology practice groups provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth. In these facilities we have entered into long-term agreements (typically 10-40 years in length) under which, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue. We typically receive 100% of the technical reimbursements associated with imaging procedures plus certain fees paid to us for providing additional management services. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting certain additional management service fees paid to us.

Additionally, we perform certain management services for a portion of the professional groups with whom we contract who provide professional radiology services at local hospitals. For performing these management services, which include billing, collecting, transcription and medical coding, we receive management fees.

Payors

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Revenue
	Year Ended December 31, 2007	Year Ended December 31, 2008	Year Ended December 31, 2009
Commercial Insurance (1)	57%	56%	56%
Managed Care Capitated Payors	15%	15%	15%
Medicare	19%	20%	20%
Medicaid	3%	3%	3%
Other (2)	2%	2%	2%
Workers Compensation/Personal Injury	4%	4%	4%

(1) Includes Blue Cross/Blue Shield plans, which represented 19% of our net revenue for the year ended December 31, 2007, 19% of our net revenue for the year ended December 31, 2008 and 24% of our net revenue for the year ended December 31, 2009.
(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

We have described below the types of reimbursement arrangements we have with third-party payors.

Commercial Insurance

Generally, insurance companies reimburse us, directly or indirectly, including through BRMG in California or through the contracted radiology groups elsewhere, on the basis of agreed upon rates. These rates are on average approximately the same as the rates set forth in the Medicare Physician Fee Schedule for the particular service. The patients are generally not responsible for any amount above the insurance allowable amount.

Managed Care Capitation Agreements

Under these agreements, which are generally between BRMG in California and outside of California between the contracted radiology group and the payor, typically an independent physician group or other medical group, the payor pays a pre-determined amount per-member per-month in exchange for the radiology group providing all necessary covered services to the managed care members included in the agreement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to the radiology group and, as a result of our management agreement with the radiology group, to us.

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

•	Physician Education

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

•	Prospective Review

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

•	Retrospective Review

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

Medicare/Medicaid

Medicare is the federal health insurance program for people age 65 or older and people under age 65 with certain disabilities. Medicaid, funded by both the federal government and states, is a state-administered health insurance program for qualifying low-income and medically needy persons. For services for which we bill Medicare directly or indirectly, including through contracted radiologists, we are paid under the Medicare Physician Fee Schedule. Medicare patients usually pay a 20% co-payment unless they have secondary insurance. Medicaid rates are set by the individual states for each state program and Medicaid patients may be responsible for a modest co-payment.

Contracts with Physician Groups and Other Entities

For some of our contracts with physician groups and other providers, we do not bill payors, but instead accept agreed upon rates for our radiology services.

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

Facilities

Through our wholly owned subsidiaries, we operate 97 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 36 in the Baltimore-Washington, D.C. area, 22 in the Rochester and Hudson Valley areas of New York, 12 in Delaware, eight in New Jersey, as well as three individual facilities in Florida and two in Kansas. We lease the premises at which these facilities are located.

Our facilities are primarily located in regional networks that we refer to as regions. The majority of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray, fluoroscopy services and other related procedures. A portion of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2009:

	Year Ended December 31
	2005	2006		2007	2008	2009

Total facilities owned or managed (at beginning of the year)	56	57		132	141	164
Facilities added by:
Acquisition *	-	78		12	24	14
Internal development	1	4		2	4	3
Facilities closed or sold	-	(7)		(5)	(5)	(1)
Total facilities owned or managed (at year end)	57	132	*	141	164	180

* Includes 69 Radiologix facilities acquired on November 15, 2006

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2009, the quantity of principal diagnostic equipment available at our facilities, by region:

	MRI	Open/MRI	CT	PET/CT	Mammo	Ultrasound	X-ray	NucMed	Fluoroscopy	Total
Kansas	-	-	2	-	-	3	4	-	1	10
California	47	22	29	18	62	103	69	15	51	416
Florida	2	1	2	1	6	5	4	2	2	25
Delaware	7	1	6	1	4	14	13	1	4	51
New Jersey	7	1	3	-	3	5	-	-	3	22
New York	17	1	11	3	14	35	17	2	9	109
Maryland	24	9	26	9	33	88	48	20	16	273
Total	104	35	79	32	122	253	155	40	86	906

The average age of our MRI and CT units is less than six years, and the average age of our PET units is less than four years. The useful life of our MRI, CT and PET units is typically ten years.

Facility Acquisitions and Divestitures

Information regarding our facility acquisitions can be found within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 3 to the consolidated financial statements of this Form 10-K.

Information Technology

Our corporate headquarters and many of our facilities are interconnected through a state-of-the-art information technology system. This system, which is compliant with the Health Insurance Portability and Accountability Act of 1996, is comprised of a number of integrated applications and provides a single operating platform for billing and collections, electronic medical records, practice management and image management.

This technology has created cost reductions for our facilities in areas such as image storage, support personnel and financial management and has further allowed us to optimize the productivity of all aspects of our business by enabling us to:

•	capture patient demographic, history and billing information at point-of-service;

•	automatically generate bills and electronically file claims with third-party payors;

•	record and store diagnostic report images in digital format;

•
digitally transmit in real-time diagnostic images from one location to another, thus enabling networked radiologists to cover larger geographic markets by using the specialized training of other networked radiologists;

•	perform claims, rejection and collection analysis; and

•	perform sophisticated financial analysis, such as analyzing cost and profitability, volume, charges, current activity and patient case mix, with respect to each of our managed care contracts.

Diagnostic reports and images are currently accessible via the Internet by our California referring providers. We have worked with some of the larger medical groups in California with whom we have contracts to provide access to this content through their web portals. We are in the process of making such services available outside of California.

Personnel

At December 31, 2009, we had a total of 3,006 full-time, 501 part-time and 639 per diem employees, including those employed by BRMG. These numbers include 78 full-time and nine part-time physicians and 873 full-time, 312 part-time and 396 per-diem technologists.

We employ site managers who are responsible for overseeing day-to-day and routine operations at each of our facilities, including staffing, modality and schedule coordination, referring physician and patient relations and purchasing of materials. These site managers report to regional managers and directors, who are responsible for oversight of the operations of all facilities within their region, including sales, marketing and contracting. The regional managers and directors, along with our directors of contracting, marketing, facilities, management/purchasing and human resources report to our chief operating officers. These officers, our chief financial officer, our director of information services and our medical director report to our chief executive officer.

None of our employees is subject to a collective bargaining agreement nor have we experienced any work stoppages. We believe our relationship with our employees is good.

Marketing

Our California marketing team consists of one director of marketing, six territory sales managers and 20 customer service representatives. Our eastern marketing team consists of 27 customer sales representatives and six sales managers who each report to a district manager. Our marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs.

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

Sports Marketing Program

We have a sports marketing program designed to increase our public profile. We provide X-ray equipment and a technician for all of the basketball games of the Lakers, Clippers and Sparks held at the Staples Center in Los Angeles, Ducks hockey games held at the Honda Center in Anaheim, and University of Southern California football games held in the Los Angeles Coliseum. In exchange for this service, we receive game tickets and an advertisement in each team program throughout the season. In addition, we have a close relationship with the physicians for some of these teams.

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

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2009, capital lease obligations, excluding interest, totaled approximately $27.7 million through 2014, including current installments totaling approximately $14.1 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We have an arrangement with GE Medical Systems, Inc. under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment. Net revenue is reduced by the provision for bad debts, mobile PET revenue and other professional reading service revenue to obtain adjusted net revenue.

Competition

The market for diagnostic imaging services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities, the quality of our diagnostic imaging services and technologists and the ability to establish and maintain relationships with healthcare providers and referring physicians. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our competitors include Alliance Healthcare Services, Inc., Diagnostic Imaging Group, InSight Health Services Corp. and American Radiology Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices to compete with us. We experience additional competition as a result of those activities.

Each of the non-BRMG contracted radiology practices under the comprehensive services model has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In certain states, like California, a covenant not to compete is enforced in limited circumstances involving the sale of a business. In other states, a covenant not to compete will be enforced only:

•	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

•	if it does not unreasonably restrain the party against whom enforcement is sought; and

•	if it is not contrary to public interest.

Enforceability of a non-compete covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible to predict whether or to what extent a court will enforce the contracted radiology practices’ covenants. The inability of the contracted radiology practices or us to enforce radiologist’s non-compete covenants could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

Liability Insurance

We maintain insurance policies with coverage we believe is appropriate in light of the risks attendant to our business and consistent with industry practice. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all. We maintain general liability insurance and professional liability insurance in commercially reasonable amounts. Additionally, we maintain workers’ compensation insurance on all of our employees. Coverage is placed on a statutory basis and responds to individual state’s requirements.

Pursuant to our agreements with physician groups with whom we contract, including BRMG, each group must maintain medical malpractice insurance for each physician in the group, having coverage limits of not less than $1.0 million per incident and $3.0 million in the aggregate per year.

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

Licensing and Certification Laws

Ownership, construction, operation, expansion and acquisition of diagnostic imaging facilities are subject to various federal and state laws, regulations and approvals concerning licensing of facilities and personnel. In addition, free-standing diagnostic imaging facilities that provide services not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility to bill the Medicare program. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle.

Corporate Practice of Medicine

In the states in which we operate, a lay person or any entity other than a professional corporation or other similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. The laws of such states also prohibit a lay person or a non-professional entity from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine, exercising control over the medical judgments or decisions of the radiology practices or their physicians, or violating the prohibitions against fee-splitting. There can be no assurance that our present arrangements with BRMG or the other physicians providing medical services and medical supervision at our imaging facilities will not be challenged, and, if challenged, that they will not be found to violate the corporate practice of medicine or fee splitting prohibitions, thus subjecting us to a potential combination of damages, injunction and civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services or change the amounts we receive under our management agreements, or both.

Medicare and Medicaid Fraud and Abuse

Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the twelve months ended December 31, 2009, approximately 20% of our revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

Federal law known as the Anti-kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under the Medicare, Medicaid or other governmental programs or (iii) the purchase, lease or order or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under the Medicare, Medicaid or other governmental programs. Enforcement of this anti-kickback law is a high priority for the federal government, which has substantially increased enforcement resources and is scheduled to continue increasing such resources. Noncompliance with the federal Anti-kickback Statute can result in exclusion from the Medicare, Medicaid or other governmental programs and civil and criminal penalties.

As described above, the Anti-kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the Anti-kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the healthcare industry, the Office of the Inspector General of the U.S. Department of Health and Human Services issued regulations in July of 1991, which the Department has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure healthcare providers and other parties that they will not be prosecuted under the federal Anti-kickback Statute. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Our arrangements with physicians, physician practice groups, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Although full compliance with these provisions ensures against prosecution under the federal Anti-kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-kickback Statute will be pursued.

Although some of our arrangements may not fall within a safe harbor, we believe that such business arrangements do not violate the Anti-kickback Statute because we are careful to structure them to reflect fair market value and ensure that the reasons underlying our decision to enter into a business arrangement comport with reasonable interpretations of the Anti-kickback Statute. However, even though we continuously strive to comply with the requirements of the Anti-kickback Statute, liability under the Anti-kickback Statute may still arise because of the intentions or actions of the parties with whom we do business. While we are not aware of any such intentions or actions, we have only limited knowledge regarding the intentions or actions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General.

Significant prohibitions against physician referrals have been enacted by Congress. These prohibitions include the Ethics in Patient Referral Act of 1989 which is commonly known as the Stark Law. The Stark Law prohibits a physician from referring Medicare patients to an entity providing designated health services, as defined under the Stark Law, including, without limitation, radiology services, in which the physician (or immediate family member) has an ownership or investment interest or with which the physician (or immediate family member) has entered into a compensation arrangement. The Stark Law also prohibits the entity from billing for any such prohibited referral. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violation referral and $100,000 for participation in a circumvention scheme. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

On January 4, 2001, the Centers for Medicare and Medicaid Services (CMS) published the first phase of the final regulations to implement the Stark Law. CMS subsequently released phase two of the Stark Law final rule as a final rule effective July 26, 2004; phase three, effective on December 4, 2007; and finally, on August 19, 2008, CMS finalized additional changes to the Stark Law which became effective on October 1, 2009. Under the Stark Law, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). The Stark Law, however, excludes from designated health services: (i) X-ray, fluoroscopy or ultrasound procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, non-radiological medical procedures; and (iii) invasive or interventional radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered. Beginning January 1, 2007, PET and nuclear medicine procedures are included as designated health services under the Stark Law.

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

In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, so as not to violate the Anti-kickback Statute and Stark Law and regulations. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms’ length transactions and is not intended to induce the referral of patients or other business generated by such physicians. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on our business, financial condition and results of operations.

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

Federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare, Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the radiology practices. The federal government also has increased funding to fight healthcare fraud and is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, the U.S. Department of Health and Human Services Office of Inspector General, and state Medicaid fraud control units. The trend towards increased funding is also seen most recently in President Obama’s budget for fiscal year 2011. The government may investigate our or the radiology practices’ activities, claims may be made against us or the radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.

State Anti-kickback and Physician Self-referral Laws

Many states have adopted laws similar to the federal Anti-kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Although we believe that we comply with both federal and state Anti-kickback laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs. Such penalties would adversely affect our financial performance and our ability to operate our business.

Federal False Claims Act

The federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual, a “whistleblower,” who is an original source of the allegations. The government has taken the position that claims presented in violation of the federal anti-kickback law or Stark Law may be considered a violation of the federal False Claims Act. Penalties include civil penalties of not less than $5,500 and not more than $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person.

Recently, the number of suits brought against healthcare providers by private individuals has increased dramatically. Further, on May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (FERA), which greatly expanded the types of entities and conduct subject to the False Claims Act. Also, various states are considering or have enacted laws modeled after the federal False Claims Act. Under the Deficit Reduction Act of 2005, or DRA, states are being encouraged to adopt false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain whistleblower provisions. Even in instances when a whistleblower action is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the False Claims Act may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.

We believe that we are in compliance with the rules and regulations that apply to the federal False Claims Act as well as its state counterparts. However, we could be found to have violated certain rules and regulations resulting in sanctions under the federal False Claims Act or its state counterparts. If we are so found in violation, any sanctions imposed could result in fines and penalties and restrictions on and exclusion from participation in federal and state healthcare programs that are integral to our business.

Healthcare Reform Initiatives

Currently pending before the United States Congress is health care reform legislation which, if enacted, could affect the amount of reimbursement from federally-funded health care programs such as Medicare and Medicaid. Changes in reimbursement for services rendered to beneficiaries of Medicare managed care or Medicare Advantage plans, may also impact our finances in general. We cannot predict at this time the nature of the final reform legislation, whether current initiatives will be finalized or their effects on radiology service providers such as us.

Health Insurance Portability and Accountability Act of 1996

Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable healthcare information.  HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes, including actions affecting non-government healthcare benefit programs.  Under HIPAA, a healthcare benefit program includes any private plan or contract affecting interstate commerce under which any medical benefit, item or service is provided.  A person or entity that knowingly and willfully obtains the money or property of any healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine or imprisonment, or potentially both.  In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries.  A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable protected health information (“PHI”). HIPAA imposes federal standards for electronic transactions, for the security of electronic health information and for protecting the privacy of PHI. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), signed into law on February 17, 2009, dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals, DHHS and prominent media outlets, of certain breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year.

In addition, many states have enacted comparable privacy and security statutes or regulations that, in some cases, are more stringent than HIPAA requirements. In those cases it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

We believe that we are in compliance with the current HIPAA requirements, as amended by HITECH, and comparable state laws, but we anticipate that we may encounter certain costs associated with future compliance. Moreover, we cannot guarantee that enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with ours, or the interpretations of our contracted radiology practices or their affiliated physicians. A finding of liability under the HIPAA standards may result in significant criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, and results of operations.

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

U.S. Food and Drug Administration or FDA

The FDA has issued the requisite pre-market approval for all of the MRI and CT systems we use. We do not believe that any further FDA approval is required in connection with the majority of equipment currently in operation or proposed to be operated, except under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, as amended by the Mammography Quality Standards Reauthorization Acts of 1998 and 2004 (collectively, the MQSA). All mammography facilities are required to meet the applicable MQSA requirements, including quality standards, be accredited by an approved accreditation body or state agency and certified by the FDA or an FDA-approved certifying state agency. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards that include, among other things, annual inspection of the facility's equipment, personnel (interpreting physicians, technologists and medical physicists) and practices.

Compliance with these MQSA requirements and standards is required to obtain Medicare payment for services provided to beneficiaries and to avoid various sanctions, including monetary penalties, or suspension of certification. Although the Mammography Accreditation Program of the American College of Radiology is an approved accreditation body and currently accredits all of our facilities which provide mammography services, and although we anticipate continuing to meet the requirements for accreditation, if we lose such accreditation, the FDA could revoke our certification. Congress has extended Medicare benefits to include coverage of screening mammography but coverage is subject to the facility performing the mammography meeting prescribed quality standards described above. The Medicare requirements to meet the standards apply to diagnostic mammography and image quality examination as well as screening mammography.

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

Deficit Reduction Act of 2005 (DRA)

On February 8, 2006, the President signed into law the Deficit Reduction Act, or DRA. Effective January 1, 2007, the DRA provides that Medicare reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) performed in freestanding facilities will be capped. Payment will be the lesser of the Medicare Physician Fee Schedule or the Hospital Outpatient Prospective Payment System (HOPPS) rates. Implementation of these reimbursement reductions contained in the DRA has had a significant adverse effect on our business, financial condition and results of operations.

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare & Medicaid Services (CMS), the agency responsible for administering the Medicare program. In November 2005, CMS announced that it would pay 100% of the technical component of the higher priced imaging procedure and 50% of the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. CMS had indicated that it would phase in this 50% rate reduction over two years, so that the reduction was 25% for each additional imaging procedure in 2006 and another 25% in 2007. To date, CMS has implemented the 25% reduction for each additional procedure but has not yet implemented the additional 25% reduction scheduled for 2007. The U.S. Congress is currently considering legislative proposals that would change the percentage reduction to require the additional 25% reduction. At this time, we cannot predict the impact on our business if the proposal is passed.

Item 1A.                Risk Factors

If BRMG or any of our other contracted radiology practices terminate their agreements with us, our business could substantially diminish.

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 87 of our 97 California facilities. Professional medical services are provided at the balance of our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2014, and for terms as long, if not longer, with the other groups, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.

We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit and the United States mortgage market have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government's financial assistance to certain companies and other federal government’s interventions in the United States financial system has led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes have been impacted in 2009 by rising unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers.

Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

We have experienced operating losses and we have a substantial accumulated deficit. If we are unable to improve our financial performance, we may be unable to pay our obligations.

We have incurred net losses of $2.3 million, $12.8 million and $18.1 million, for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, our accumulated deficit was $74.8 million. We have been successful in significantly reducing our net losses over the past two years. We expect to continue this trend and to begin generating net income. However, we cannot provide any assurances as to the likelihood, timing, or extent of our ability to achieve net income from operations. If we cannot generate income from operations in sufficient amounts, we will not be able to pay our obligations as they become due. Our inability to generate income from operations to pay our obligations could adversely impact our business, financial condition and results of operations.

Our success depends in part on our key personnel and loss of key executives could adversely affect our operations. In addition, former employees and radiology practices we have previously contracted with could use the experience and relationships developed while employed or under contract with us to compete with us.

Our success depends in part on our ability to attract and retain qualified senior and executive management, managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. The loss of the services of Dr. Howard G. Berger, our President and Chief Executive Officer, and Norman R. Hames or Stephen M. Forthuber, our Chief Operating Officers, west and east coast, respectively, could have a significant negative impact on our operations. We believe that they could not easily be replaced with executives of equal experience and capabilities. We do not maintain key person insurance on the life of any of our executive officers with the exception of a $5.0 million policy on the life of Dr. Berger. Also, if we lose the services of Dr. Berger, our relationship with BRMG could deteriorate, which would materially adversely affect our business.

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

The agreements with most of our radiology practices contain non-compete provisions however the enforceability of these provisions is determined by a court based on all the facts and circumstances of the specific case at the time enforcement is sought. The inability of us to enforce radiologists’ non-compete provisions could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

The California budget crisis, if not successfully resolved could have an impact on our revenue.

California is experiencing a budget crisis which has resulted in significant state government cutbacks. 97 of our 180 facilities are located in California. One to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program ($5 million to $7.5 million). To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

Our failure to integrate the businesses we acquire successfully and on a timely basis could reduce our profitability.

We may never realize expected synergies, business opportunities and growth prospects in connection with our acquisitions. We may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. In addition, integrating operations will require significant efforts and expenses on our part. Personnel may leave or be terminated because of an acquisition. Our management may have its attention diverted while trying to integrate an acquisition. If these factors limit our ability to integrate the operations of an acquisition successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies as a result of the acquisition, may not be met. In addition, our growth and operating strategies for a target’s business may be different from the strategies that the target company pursued prior to our acquisition. If our strategies are not the proper strategies, it could have a material adverse effect on our business, financial condition and results of operations.

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

A significant reduction in physician referrals would have a negative impact on our business. We derive substantially all of our net revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. We depend on referrals of patients from unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, our scan volume could decrease, which would reduce our net revenue and operating margins. Further, commercial third-party payors have implemented programs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, sometimes contract directly with providers and require their enrollees to obtain these services exclusively from those providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These “closed panel” systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside the system’s designated panel of providers. If we are unable to compete successfully for these managed care contracts, our results and prospects for growth could be adversely affected.

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

Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations. These laws and regulations, if adopted in the states in which we operate, may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to us and the contracted radiology practices and limit our ability to enter into capitation or other risk-sharing managed care arrangements.

Changes in the method or rates of third-party reimbursement could have a negative impact on our results.

From time to time, changes designed to contain healthcare costs have been implemented, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business. For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), the 0.5% increase was continued for the rest of 2008. In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. For 2010, CMS is projecting a rate reduction of 21.2%. However, on December 19, 2009, Congress enacted the Department of Defense Appropriations Act of 2010, which provided a two-month 0% update to the 2010 Medicare physician fee schedule effective only for dates of service January 1, 2010 through February 28, 2010. This was further extended through March 31, 2010 by the Temporary Extension Act of 2010. It remains uncertain whether Congress will enact legislation to revise the formula which determines the annual update to the conversion factor and payment rates, or if, once again, it will pass additional legislation to delay the payment reductions. It is also possible that no action will be taken and the 21.2% reduction in payments will be implemented. ,

MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine. The impact of these payment rate reductions could impact the Company’s future revenue depending upon our service mix.

A number of other legislative changes impact our business. For example, DRA imposed caps on Medicare payment rates for certain imaging services furnished in physician’s offices and other non-hospital based settings. The caps impact MRI and PET/CT. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished on or after January 1, 2007. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule.

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. To date, CMS only implemented a 25% reduction for each additional imaging procedure on contiguous body parts, beginning in 2006. The U.S. Congress is currently considering legislative proposals that would require the percentage reduction of 25% to be further reduced to 50%.

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change applied to MRI and CT scans. Congress is currently considering legislative proposals that would result in lower usage assumptions and, if finalized, would supersede CMS’s regulatory changes, resulting in higher payments. Further with respect to its 2010 changes, CMS also reduced payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services. The reductions primarily impacted radiology and other diagnostic tests. All these changes to the Medicare Fee Schedule will be transitioned over a four year period such that beginning in 2013, CMS will fully implement the revised payment rates. CMS projects that the combined impact of these changes, when fully implemented will result in an estimated 16% reduction in radiology, 23% reduction in nuclear medicine and 34% reduction for all suppliers providing diagnostic tests generally. For the 2010 transitioned payment, CMS estimates the impact of its changes will result in a 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally. These impacts are calculated prior to any application of the projected negative update factor of 21.2% (which will be implemented in April 2010 unless Congress intervenes) related to MIPPA and may impact our future revenues.

Pressure to control healthcare costs could have a negative impact on our results.

One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive, and reimbursement schedules are at or below Medicare reimbursement levels. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our network could have a negative impact on the utilization and pricing of our services, because these organizations will exert greater control over patients’ access to diagnostic imaging services, the selections of the provider of such services and reimbursement rates for those services.

If our contracted radiology practices, including BRMG, lose a significant number of their radiologists, our financial results could be adversely affected.

At times, there has been a shortage of qualified radiologists in some of the regional markets we serve. In addition, competition in recruiting radiologists may make it difficult for our contracted radiology practices to maintain adequate levels of radiologists. If a significant number of radiologists terminates their relationships with our contracted radiology practices and those radiology practices cannot recruit sufficient qualified radiologists to fulfill their obligations under our agreements with them, our ability to maximize the use of our diagnostic imaging facilities and our financial results could be adversely affected. For example, in fiscal 2002, due to a shortage of qualified radiologists in the marketplace, BRMG experienced difficulty in hiring and retaining physicians and thus engaged independent contractors and part-time fill-in physicians. Their cost was double the salary of a regular BRMG full-time physician. Increased expenses to BRMG will impact our financial results because the management fee we receive from BRMG, which is based on a percentage of BRMG’s collections, is adjusted annually to take into account the expenses of BRMG. Neither we, nor our contracted radiology practices, maintain insurance on the lives of any affiliated physicians.

We may not be able to successfully grow our business, which would adversely affect our financial condition and results of operations.

Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

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

•
compete for opportunities.  We may not be able to compete effectively for the acquisition of diagnostic imaging facilities.  Our competitors may have more established operating histories and greater resources than we do.  Competition may also make any acquisitions more expensive.

Acquisitions involve a number of special risks, including the following:

•	inability to obtain adequate financing;

•	possible adverse effects on our operating results;

•	diversion of management’s attention and resources;

•	failure to retain key personnel;

•	difficulties in integrating new operations into our existing infrastructure; and

•	amortization or write-offs of acquired intangible assets, including goodwill.

If we are unable to successfully grow our business through acquisitions it could have an adverse affect on our financial condition and results of operations.

We may become subject to professional malpractice liability, which could be costly and negatively impact our business.

The physicians employed by our contracted radiology practices are from time to time subject to malpractice claims. We structure our relationships with the practices under our management agreements in a manner that we believe does not constitute the practice of medicine by us or subject us to professional malpractice claims for acts or omissions of physicians employed by the contracted radiology practices. Nevertheless, claims, suits or complaints relating to services provided by the contracted radiology practices have been asserted against us in the past and may be asserted against us in the future. In addition, we may be subject to professional liability claims, including, without limitation, for improper use or malfunction of our diagnostic imaging equipment or for accidental contamination or injury from exposure to radiation. We may not be able to maintain adequate liability insurance to protect us against those claims at acceptable costs or at all.

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

We may not receive payment from some of our healthcare provider customers because of their financial circumstances.

Some of our healthcare provider customers do not have significant financial resources, liquidity or access to capital. If these customers experience financial difficulties they may be unable to pay us for the equipment and services that we provide. A significant deterioration in general or local economic conditions could have a material adverse affect on the financial health of certain of our healthcare provider customers. As a result, we may have to increase the amounts of accounts receivables that we write-off, which would adversely affect our financial condition and results of operations.

Some of our imaging modalities use radioactive materials, which generate regulated waste and could subject us to liabilities for injuries or violations of environmental and health and safety laws.

Some of our imaging procedures use radioactive materials, which generate medical and other regulated wastes. For example, patients are injected with a radioactive substance before undergoing a PET scan. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental and health and safety laws and regulations. Also, we cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. Although we believe that we maintain professional liability insurance coverage consistent with industry practice in the event of an accident, we could be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our professional liability insurance.

We experience competition from other diagnostic imaging companies and hospitals, and this competition could adversely affect our revenue and business.

The market for diagnostic imaging services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our competitors include Alliance Healthcare Services, Inc., Diagnostic Imaging Group, InSight Health Services Corp. and American Radiology Services. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices and compete with us. We are experiencing increased competition as a result of such activities, and if we are unable to successfully compete, our business and financial condition would be adversely affected.

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

Federal law prohibiting physician self-referrals, known as the Stark Law, prohibits a physician from referring Medicare or Medicaid patients to an entity for certain “designated health services” if the physician has a prohibited financial relationship with that entity, unless an exception applies. Certain radiology services are considered “designated health services” under the Stark Law. Although we believe our operations do not violate the Stark Law, our activities may be challenged. If a challenge to our activities is successful, it could have an adverse effect on our operations. In addition, legislation may be enacted in the future that further addresses Medicare and Medicaid fraud and abuse or that imposes additional requirements or burdens on us.

In addition, under the DRA, states enacting false claims statutes similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the State Medicaid program and contain qui tam or whistleblower provisions, receive an increased percentage of any recovery from a State Medicaid judgment or settlement. Adoption of new false claims statutes in states where we operate may impose additional requirements or burdens on us.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.

The development of new technologies or refinements of existing modalities may require us to upgrade and enhance our existing equipment before we may otherwise intend. Many companies currently manufacture diagnostic imaging equipment. Competition among manufacturers for a greater share of the diagnostic imaging equipment market may result in technological advances in the speed and imaging capacity of new equipment. This may accelerate the obsolescence of our equipment, and we may not have the financial ability to acquire the new or improved equipment and may not be able to maintain a competitive equipment base. In addition, advances in technology may enable physicians and others to perform diagnostic imaging procedures without us. If we are unable to deliver our services in the efficient and effective manner that payors, physicians and patients expect and thus our revenue could substantially decrease.

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

The principal components of our expenses, excluding depreciation, consist of debt service, capital lease payments, compensation paid to technologists, salaries, real estate lease expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results depending on the source of our revenue. Thus, decreased revenue as a result of lower scan volumes per system could result in lower margins, which could materially adversely affect our business.

Capitation fee arrangements could reduce our operating margins.

For the year ended December 31, 2009, we derived approximately 15% of our payments from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

We may be unable to effectively maintain our equipment or generate revenue when our equipment is not operational.

Timely, effective service is essential to maintaining our reputation and high use rates on our imaging equipment. Although we have an agreement with GE Medical Systems pursuant to which it maintains and repairs the majority of our imaging equipment, this agreement does not compensate us for loss of revenue when our systems are not fully operational and our business interruption insurance may not provide sufficient coverage for the loss of revenue. Also, GE Medical Systems may not be able to perform repairs or supply needed parts in a timely manner, which could result in a loss of revenue. Therefore, if we experience more equipment malfunctions than anticipated or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our ability to provide services would be adversely affected and our revenue could decline.

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

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 97 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Three of our facilities are located in an area of Florida that has suffered from hurricanes. Some of our facilities have been affected by snow and other harsh weather conditions. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly through the radiology practices with which we contract subject to extensive regulation by both the federal government and the state governments in which we provide services, including:

•	the federal False Claims Act;

•	the federal Medicare and Medicaid Anti-Kickback Laws, and state anti-kickback prohibitions;

•	federal and state billing and claims submission laws and regulations;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and comparable state laws;

•	the federal physician self-referral prohibition commonly known as the Stark Law and the state equivalent of the Stark Law;

•	state laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians;

•
federal and state laws governing the diagnostic imaging and therapeutic equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels; and

•	state laws governing reimbursement for diagnostic services related to services compensable under workers compensation rules.

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

Ownership, construction, operation, expansion and acquisition of our diagnostic imaging facilities are subject to various federal and state laws, regulations and approvals concerning licensing of personnel, other required certificates for certain types of healthcare facilities and certain medical equipment. In addition, freestanding diagnostic imaging facilities that provide services independent of a physician’s office must be enrolled by Medicare as an independent diagnostic treatment facility, or IDTF, to bill the Medicare program. Medicare carriers have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. In addition, federal legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS (which currently include the American College of Radiology (ACR), the Intersocietal Accreditation Commission (IAC) and the Joint Commission) by January 1, 2012. Our MRI, CT, nuclear medicine, ultrasound and mammography facilities are currently accredited by the American College of Radiology. We may not be able to receive the required regulatory approvals or accreditation for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2009, approximately 23% of our net revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare. Credentialing of physicians is required by our payors prior to commencing payment.

Our agreements with the contracted radiology practices must be structured to avoid the corporate practice of medicine and fee-splitting.

State law prohibits us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws are enforced by state courts and regulatory authorities, each with broad discretion. A component of our business has been to enter into management agreements with radiology practices. We provide management, administrative, technical and other non-medical services to the radiology practices in exchange for a service fee typically based on a percentage of the practice’s revenue. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the radiology practices or their physicians, or violating the prohibitions against fee-splitting. There can be no assurance that our present arrangements with BRMG or the physicians providing medical services and medical supervision at our imaging facilities will not be challenged, and, if challenged, that they will not be found to violate the corporate practice of medicine or fee splitting prohibitions, thus subjecting us to potential damages, injunction and/or civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services and/or change the amounts we receive under our management agreements. Any of these results could jeopardize our business.

Future federal legislation could limit the prices we can charge for our services, which would reduce our revenue and adversely affect our operating results.

In addition to extensive existing government healthcare regulation, there have been and continue to be numerous initiatives at the federal and state levels for reforms affecting the payment for and availability of healthcare services, including proposals that would significantly limit reimbursement under the Medicare and Medicaid programs. Limitations on reimbursement amounts and other cost containment pressures have in the past resulted in a decrease in the revenue we receive for each scan we perform. For example, the DRA, which was signed into law on February 8, 2006, contained provisions affecting Medicare payment for imaging services furnished in a number of settings.

Currently pending before the United States Congress is healthcare reform legislation which, if enacted, could affect the amount of reimbursement from federally-funded health care programs such as Medicare and Medicaid. Changes in reimbursement for services rendered to beneficiaries of Medicare managed care or Medicare Advantage plans, may also impact our finances in general. We cannot predict at this time the nature of the final reform legislation, whether current initiatives will be finalized and their effects on radiology service providers such as us.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition, which could make it more difficult for us to satisfy our obligations to our creditors. As of December 31, 2009, our total indebtedness was $423.6 million. Our substantial indebtedness could also:

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

We will be able to incur substantial additional indebtedness in the future. Although our existing credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness or to refinance our indebtedness on acceptable terms, our financial condition would be materially harmed, our business may fail and you may lose all of your investment.

Our ability to make scheduled payments on or to refinance our obligations with respect to our debt will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. As a result of the recent global market and economic conditions, the cost and availability of credit and equity capital have been severely impacted. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2007 through December 31, 2009, the trading price of our common stock fluctuated from a high of $10.57 per share to a low of $0.85 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

•	changes in expectations as to future financial performance or buy/sell recommendations of securities analysts;

•	our, or a competitor’s, announcement of new services, or significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	the operating and stock price performance of other comparable companies.

In addition, the U.S. securities markets have experienced significant price and volume fluctuations.  These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of our common stock, regardless of our operating performance.  Moreover, our stock has limited trading volume, and this illiquidity may increase the volatility of our stock price.

In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company.  The institution of similar litigation against us could result in substantial costs and a diversion of management’s attention and resources, which could negatively affect our business, results of operations or financial condition.

Provisions of the Delaware General Corporation Law and our organizational documents may discourage an acquisition of us.

In the future, we could become the subject of an unsolicited attempted takeover of our company.  Although an unsolicited takeover could be in the best interests of our stockholders, our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that will impede the removal of directors and may discourage a third-party from making a proposal to acquire us.  For example, the provisions:

•	permit the board of directors to increase its own size, within the maximum limitations set forth in the bylaws, and fill the resulting vacancies;

•	authorize the issuance of additional shares of preferred stock in one or more series without a stockholder vote; and

•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors.

We are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                    Properties

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, in approximately 21,500 square feet occupied under leases, which expire (with options to extend) on June 30, 2017. In addition, we lease approximately 60,000 square feet of warehouse and other space under leases nationwide, which expire at various dates through August 2020. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2012. Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 10 years depending upon the agreed upon terms with the local landlord. Facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

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

Item 4.                    (Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “RDNT.”  The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the NASDAQ Global Market.

	Low	High

Quarter Ended
December 31, 2009	$1.90	$3.39
September 30, 2009	2.01	3.18
June 30, 2009	1.00	2.79
March 31, 2009	0.85	3.96

December 31, 2008	$1.90	$5.16
September 30, 2008	2.94	6.90
June 30, 2008	6.00	8.00
March 31, 2008	5.99	10.12

The last low and high prices for our common stock on the NASDAQ Global Market on March 10, 2010 were $2.36 and $2.40, respectively.  As of March 10, 2010, the number of holders of record of our common stock was 685.  However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date.  Our management believes that the number of beneficial owners of our common stock is approximately 4,000.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company’s Common Stock during the period from 2004 to 2009 with (i) the cumulative total return of the S&P500 index and (ii) the cumulative total return of the S&P500 – Healthcare Sector index.  The comparison assumes $100 was invested in October 29, 2004 in the Common Stock and in each of the foregoing indices and the reinvestment of dividends through January 1, 2010.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

We did not pay dividends in fiscal 2008 or 2009 and we do not expect to pay any dividends in the foreseeable future.

Total Return To Stockholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	10/31/05	10/31/06	12/29/06	12/31/07	12/31/08	12/31/09
RadNet, Inc.	-33.93	594.59	-10.12	119.70	-67.00	-39.10
S&P 500 Index	8.72	16.34	3.33	5.49	-37.00	26.46
S&P Health Care Sector	9.57	11.36	0.91	7.15	-22.81	19.70

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	10/29/04	10/31/05	10/31/06	12/29/06	12/31/07	12/31/08	12/31/09
RadNet, Inc.	100	66.07	458.93	412.50	906.25	299.11	182.14
S&P 500 Index	100	108.72	126.49	130.70	137.88	86.87	109.86
S&P Health Care Sector	100	109.57	122.02	123.13	131.94	101.84	121.90

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

•	In October 2009, we issued 50,000 shares of our common stock to an individual as part of the purchase price for acquisition of an imaging center in Greece, New York.

Item 6.                    Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data.  The selected consolidated statements of operations data set forth below for the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009 and 2008, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein.  The selected historical consolidated statements of operations data set forth below for the years ended October 31, 2006 and 2005, and the consolidated balance sheet data set forth below as of  October 31, 2006 and 2005 are derived from our audited consolidated financial statements not included herein.  This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this Annual Report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates.  As a result of the contractual and operational relationship among BRMG, Dr. Berger and us, we are considered to have a controlling financial interest in BRMG pursuant to applicable accounting guidance.  Due to the deemed controlling financial interest, we are required to include BRMG as a consolidated entity in our consolidated financial statements.  This means, for example, that revenue generated by BRMG from the provision of professional medical services to our patients, as well as BRMG’s costs of providing those services, are included as net revenue in our consolidated statement of operations, whereas the management fee that BRMG pays to us under our management agreement with BRMG is eliminated as a result of the consolidation of our results with those of BRMG.  Also, because BRMG is a consolidated entity in our financial statements, any borrowings or advances we have received from or made to BRMG have been eliminated in our consolidated balance sheet.  If BRMG were not treated as a consolidated entity in our consolidated financial statements, the presentation of certain items in our income statement, such as net revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger’s compensation, fees payable to us and amounts payable to third parties.

	Years Ended				Two Months Ended		Years Ended
	December 31,				December 31,		October 31,
	2009	2008	2007	2006	2006	2005	2006	2005
				(unaudited)		(unaudited)
	(dollars in thousands, except per share data)
Statement of Operations Data:

Net revenue	$524,368	$498,815	$423,576	$192,859	$57,374	$22,520	$161,005	$145,573

Operating expenses	397,753	384,297	330,550	147,226	46,033	19,149	120,342	109,012
Depreciation and amortization	53,800	53,548	45,281	19,542	5,907	2,759	16,394	17,536
Provision for bad bebts	32,704	30,832	27,467	10,707	3,907	826	7,626	4,929
Loss (gain) on disposal of equipment, net	523	516	72	335	(38)	-	373	696
Gain on bargin purchase	(1,387)	-	-	-	-	-	-	-
Gain from sale of joint venture interests	-	-	(1,868)	-	-	-	-	-
Net loss attributable to RadNet, Inc.
common stockholders	(2,267)	(12,836)	(18,131)	(17,722)	(10,983)	(155)	(6,894)	(3,570)
Basic and diluted loss per share	(0.06)	(0.36)	(0.52)	(0.57)	(0.35)	(0.01)	(0.33)	(0.17)

Balance Sheet Data:

Cash and cash equivalents	$10,094	$-	$18	$3,221	$3,221	$2	$2	$2
Total assets	480,671	495,572	433,620	394,766	394,766	119,112	131,636	117,784
Total long-term liabilities	456,727	469,994	428,743	381,903	381,903	23,586	179,288	23,840
Total liabilities	555,432	576,602	503,244	440,508	440,508	189,725	210,430	191,866
Working capital (deficit)	9,204	2,720	23,180	31,230	31,230	(141,586)	2,896	(143,430)
Stockholders' deficit	(74,761)	(81,030)	(69,830)	(46,996)	(46,996)	(70,613)	(78,794)	(74,082)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business Overview

 With 180 centers located in California, Delaware, Maryland, New Jersey, Florida, Kansas and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations.  Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients.  Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.  The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes, and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop regional markets in order to leverage operational efficiencies.  Our scale and density within our selected geographies provides close, long-term relationships with key payors, radiology groups and referring physicians.  Each of our facility managers is responsible for meeting our standards of patient service, managing relationships with local physicians and payors and maintaining profitability.  We provide corporate training programs, standardized policies and procedures and sharing of best practices among our regional networks.

As of December 31, 2009, we had in operation 139 MRI systems, 79 CT systems, 32 PET or combination PET/CT systems, 40 nuclear medicine systems, 155 x-ray systems, 122 mammography systems and 86 fluoroscopy systems.

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors.  We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one-payor class.  In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. As of December 31, 2009, we received approximately 56% of our payments from commercial insurance payors, 15% from managed care capitated payors, 20% from Medicare and 3% from Medicaid.  With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2009.

The consolidated financial statements include the accounts of Radnet Management and BRMG.  The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us,” “our” or the “Company” in this report.

Recent Developments

On February 28, 2010, we amended and extended for approximately five additional years our arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment through 2017.  Under this amended contract, we have obtained lower pricing for the maintenance and repair of the majority of our advanced imaging equipment and we will be eligible to earn rebates from purchasing other General Electric products and services, such as medical equipment and information technology.  We believe this revised GE Medical Systems contract will provide us significant cost savings through the term of the agreement.

On March 12, 2010, as part of a plan to refinance our existing revolving line of credit, term loan B and second lien credit facility, that matures in 2011, 2012 and 2013, respectively, together with Radnet Management, Inc., our wholly owned subsidiary, we entered into a commitment  and term loan engagement letter (or, the Commitment Letter) with Barclays Capital (the investment banking division of Barclays Bank PLC), Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, General Electric Capital Corporation, GE Capital Markets, Inc., Royal Bank of Canada, RBC Capital Markets (the brand name for the capital markets activities of Royal Bank of Canada and its affiliates) and Jefferies Finance LLC (together, the Banks).  Under the Commitment Letter, these Banks have severally committed, subject to the terms and conditions set forth in the Commitment Letter, to provide us with proposed new $100 million senior secured revolving credit facility expiring on the fifth anniversary of the closing of the financing (or, the new revolving credit facility), and we have agreed to seek commitments for a new $275 million senior secured term loan maturing on the sixth anniversary of the closing of the financing (or, the new term loan credit facility and together with the new revolving credit facility, the new senior secured credit facilities).

While the new term loan credit facility will be raised using the Banks best efforts, the new revolving credit facility is committed by the Banks, and would be undrawn at close and available to us upon successfully raising the new term loan credit facility.  Radnet Management, Inc. will be the borrower under the new senior secured credit facilities.  The new senior secured credit facilities will be unconditionally guaranteed by us, all current and future domestic restricted subsidiaries as well as certain affiliates of Radnet Management, Inc. The new senior secured credit facilities will be secured by a perfected first priority security interest in all of our and the guarantors' tangible and intangible assets, including, but not limited to, a stock pledge of all current and future subsidiary guarantors.

In addition, we intend to offer approximately $210 million aggregate principal amount of senior unsecured debt securities due 2018 (or, the notes) to qualified institutional buyers in a private placement, subject to market and other conditions. The notes will be issued by Radnet Management, Inc., our wholly-owned subsidiary, and guaranteed by us and the subsidiaries that guarantee our new senior secured credit facilities, on a full and unconditional basis.

We expect to close the senior note issuance and the new senior secured credit facilities concurrently in April 2010, and the closing of each would be conditioned upon the closing of the other. The refinancing, upon completion, would extend the maturity of our debt, increase the size of our revolving credit facility by approximately $45 million and further enhance our liquidity by approximately $25 million of cash we intend to fund to our balance sheet upon closing the refinancing transaction.

On March 15, 2010, we announced that we had entered into letters of intent to acquire the business of the Truxton Medical Group in Bakersfield, California, and the New Jersey operating subsidiary of Health Diagnostics, the cash consideration for which will be financed from a portion of the net proceeds of the New Credit Facilities and the notes.  We expect that aggregate consideration for the target acquisitions will be approximately $24.5 million, plus the issuance of 375,000 shares of our common stock. The acquisitions are subject to the execution of definitive agreements and customary closing conditions. Truxton Medical Group offers a broad range of services, including MRI, CT, PET/CT, mammography, nuclear medicine, fluoroscopy, ultrasound, x-ray and related procedures.  The facilities included in the New Jersey acquisition operate a combination of MRI, CT, PET/CT, mammography, ultrasound and x-ray.

Industry Trends

Prior to 2007, for services for which we bill Medicare directly, we were paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008. Beginning July 1, 2008, under MIPPA, the 0.5% increase was continued for the rest of 2008. In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009. For 2010, the CMS’ are projecting a rate reduction of 21.2% unless Congress intervenes again to avoid the payment reduction. Federal legislative proposals have been introduced to prevent the rate reduction.  In the meantime, under legislation signed by President Obama, the 2009 Medicare Physician Fee Schedule payment rates are effective for claims through March 31, 2010.

MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix.  Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS (which currently include the American College of Radiology (ACR), the Intersocietal Accreditation Commission (IAC) and The Joint Commission) by January 1, 2012. Our MRI, CT, nuclear medicine, ultrasound and mammography facilities are currently accredited by the American College of Radiology.

A number of other legislative changes impact our retail business. For example, beginning on January 1, 2007, the DRA imposed caps on Medicare payment rates for certain imaging services furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the hospital outpatient prospective payment rates, which are used to develop the caps. If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate.

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, to include a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. To date, CMS has not yet implemented the additional 25% reduction scheduled for 2007. Congress is currently considering legislative proposals that would require CMS to implement the percentage reduction from 25% to 50%. It is unclear whether this federal legislation will be passed.

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change applied to MRI and CT scans. Congress is currently considering legislative proposals that would result in lower usage assumptions and, if finalized, would supersede CMS’s regulatory changes. Further with respect to its 2010 changes, CMS also reduced payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services. The reductions primarily impact radiology and other diagnostic tests. After 2010, CMS will further reduce payments each year through 2013 by increasing the usage assumption rate to 90% and further adjusting downward malpractice payments and other components of the technical component on our reimbursement.  CMS projects that the combined impact on Medicare reimbursement of these changes, when fully implemented will result in an estimated 16% reduction in radiology, 23% reduction in nuclear medicine and 34% reduction for all suppliers providing diagnostic tests generally. These impacts are calculated prior to any application of the projected negative update factor of 21.2% related to MIPPA (which will be implemented in April 2010 unless Congress intervenes) and may impact our future revenues.

Currently pending before the United States Congress is health care reform legislation which, if enacted, could affect the amount of reimbursement from federally-funded health care programs such as Medicare and Medicaid.  Changes in reimbursement for services rendered to beneficiaries of Medicare managed care or Medicare Advantage plans, may also impact on our finances in general.  We cannot predict at this time the nature of the final reform legislation, whether current initiatives will be finalized or their effects on radiology service providers such as us.

Recent global market and economic conditions have been unprecedented. Concerns about the potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. These conditions, combined with declining business and consumer confidence and increased unemployment, have contributed to unusual volatility.  At this time, it is unclear what impact this might have on our future revenues or business.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If market conditions continue, they may limit our ability to timely access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

RADNET,  INC ..  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS  OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007

NET REVENUE	100.0%	100.0%	100.0%

OPERATING EXPENSES
Operating expenses	75.9%	77.0%	78.0%
Depreciation and amortization	10.3%	10.7%	10.7%
Provision for bad debts	6.2%	6.2%	6.5%
Loss on sale of equipment	0.1%	0.1%	0.0%
Severance costs	0.1%	0.1%	0.2%

Total operating expenses	92.6%	94.1%	95.5%

INCOME FROM OPERATIONS	7.4%	5.9%	4.5%

OTHER EXPENSES (INCOME)
Interest expense	9.4%	10.4%	10.5%
Gain on bargain purchase	-0.3%	0.0%	0.0%
Gain from sale of joint venture interests	0.0%	0.0%	-0.4%
Other expenses (income)	0.2%	0.0%	0.0%

Total other expenses	9.4%	10.4%	10.0%

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-1.9%	-4.5%	-5.5%

Provision for income taxes	-0.1%	0.0%	-0.1%
Equity in earnings of joint ventures	1.6%	2.0%	1.4%
NET LOSS	-0.4%	-2.6%	-4.1%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.1%

NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-0.4%	-2.6%	-4.3%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net Revenue

Net revenue for the year ended December 31, 2009 was $524.4 million compared to $498.8 million for the year ended December 31, 2008, an increase of $25.6 million, or 5.1%.

Net revenue, including only those centers which were in operation throughout the full fiscal years of both 2009 and 2008, increased $8.1 million, or 1.8%. This 1.8% increase is mainly due to an increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2008.  For the year ended December 31, 2009, net revenue from centers that were acquired subsequent to January 1, 2008 and excluded from the above comparison was $71.0 million.  For the year ended December 31, 2008, net revenue from centers that were acquired subsequent to January 1, 2008 and excluded from the above comparison was $47.7 million.  Also excluded was $5.8 million from centers that were divested subsequent to January 1, 2008.

Operating Expenses

Operating expenses for the year ended December 31, 2009 increased approximately $13.5 million, or 3.5%, from $384.3 million for the year ended December 31, 2008 to $397.8 million for the year ended December 31, 2009.  The following table sets forth our operating expenses for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008

Salaries and professional reading fees, excluding stock-based compensation	$215,095	$210,450
Stock-based compensation	3,607	2,902
Building and equipment rental	43,346	43,478
Medical supplies	32,507	29,848
Other operating expense *	103,198	97,619
Operating expenses	397,753	384,297

Depreciation and amortization	53,800	53,548
Provision for bad debts	32,704	30,832
Loss on sale of equipment, net	523	516
Severance costs	731	335
Total operating expenses	$485,511	$469,528

*            Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $4.6 million, or 2.2%, to $215.1 million for the year ended December 31, 2009, compared to $210.5 million for the year ended December 31, 2008.

Salaries and professional reading fees, including only those centers which were in operation throughout the full fiscal years of both 2009 and 2008, decreased $1.9 million, or 1.0%.  This 1.0% decrease is primarily due to cost cutting measures implemented in the third quarter of 2008.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2008.  For the year ended December 31, 2009, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2008 and excluded from the above comparison was $26.6 million.  For the year ended December 31, 2008, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2008, and excluded from the above comparison was $17.1 million.  Also excluded was $3.0 million from centers that were divested subsequent to January 1, 2008.

•	Stock-based compensation

Stock-based compensation increased $705,000, or 24.3%, to $3.6 million for the year ended December 31, 2009 compared to $2.9 million for the year ended December 31, 2008.  The increase is primarily due to additional options granted during the first half of 2009, some of which were fully vested on the date of grant.

•	Building and equipment rental

Building and equipment rental expenses decreased $132,000, or 0.3%, to $43.4 million for the year ended December 31, 2009, compared to $43.5 million for the year ended December 31, 2008.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2009 and 2008, decreased $2.4 million, or 6.1%.  This 6.1% decrease is primarily due to the conversion of certain equipment lease contracts from operating to capital leases in the first quarter of 2009.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2008.  For the year ended December 31, 2009, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2008, and excluded from the above comparison, was $6.2 million. For the year ended December 31, 2008, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2008, and excluded from the above comparison, was $3.6 million.  Also excluded was $328,000 from centers that were divested subsequent to January 1, 2008.

•	Medical supplies

Medical supplies expense increased $2.7 million, or 8.9%, to $32.5 million for the year ended December 31, 2009, compared to $29.8 million for the year ended December 31, 2008.

Medical supplies expenses, including only those centers which were in operation throughout the full fiscal years of both 2009 and 2008, increased $1.3 million, or 6.4%.  This 6.4% increase is in line with procedure volumes and net revenues generated at these existing centers. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2008.  For the year ended December 31, 2009, medical supplies expense from centers that were acquired subsequent to January 1, 2008, and excluded from the above comparison was $11.5 million.  For the year ended December 31, 2008, medical supplies expense from centers that were acquired subsequent to January 1, 2008, and excluded from the above comparison was $9.6 million.  Also excluded from the above comparison was $500,000 from centers that were divested subsequent to January 1, 2008.

•	Depreciation and amortization expense

Depreciation and amortization expense increased $252,000, or 0.4%, to $53.8 million for the year ended December 31, 2009 when compared to the same period last year. The increase is due in part to increases to depreciation expense on new imaging equipment offset by the completion of amortization schedules related to covenant-not-to-compete contracts in early 2009.

•	Provision for bad debts

Provision for bad debts increased $1.9 million, or 6.0%, to $32.7 million, or 6.2% of net revenue, for the year ended December 31, 2009 compared to $30.8 million, or 6.2% of net revenue, for the year ended December 31, 2008. This increase is in line with the increase in net revenues.

•	Loss on sale of equipment

Loss on sale of equipment was $523,000 and $516,000 for the years ended December 31, 2009 and 2008, respectively.  In both years, this loss resulted from the sale of imaging equipment for scrape value upon acquisition of upgraded equipment.

•	Severance costs

During the year ended December 31, 2009, we recorded severance costs of $731,000 compared to $335,000 recorded during the year ended December 31, 2008.  In each period, these costs were primarily associated with the integration of Radiologix and other acquired operations.

Interest expense

Interest expense for the year ended December 31, 2009 was $49.2 million compared to $51.8 million for the year ended December 31, 2008.  The interest expense for the year ended December 31, 2009 includes $6.1 million of amortization associated with a swap agreement that expired in April 2009 and the modification of two interest rate swaps designated as cash flow hedges (see Liquidity and Capital Resources below) and amortization of deferred loan costs of $2.7 million. Excluding the $6.1 million one-time amortization, interest expense for the year ended December 31, 2009 decreased by $8.7 million when compared to the prior year.  This decrease is primarily due to a $9.7 million decrease in interest expense on our senior debt, partially offset by a $1.6 million increase in interest expense on our interest rate swaps for the year ended December 31, 2009 as compared to the prior year.

Gain on bargain purchase

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc. for approximately $2.1 million.  At the time of the acquisition, we immediately sold the assets and business of one of those nine centers to an unrelated third party for approximately $650,000. We have made a preliminary purchase price allocation of the acquired assets and liabilities associated with the remaining eight centers at their respective fair values.

In accordance with accounting standards, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million.

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

Other expense (income)

For the year ended December 31, 2009, we recorded $1.2 million of other expense primarily related to litigation.

Income tax expense

For the year ended December 31, 2009 and 2008, we recorded $443,000 and $151,000, respectively, for income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the year ended December 31, 2009, we recognized equity in earnings from unconsolidated joint ventures of $8.5 million compared to $9.8 million for the year ended December 31, 2008.  This variance is due to a combination of decreases in our collection rates and increases in our repair and maintenance costs associated with new equipment transitioning from warranty to maintenance contracts in the third quarter of 2009.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net Revenue

Net revenue for the year ended December 31, 2008 was $498.8 million compared to $423.6 million for the year ended December 31, 2007, an increase of $75.2 million, or 17.5%.

Net revenue, including only those centers which were in operation throughout the full fiscal years of both 2008 and 2007, increased $27.2 million, or 6.8%.  This 6.8% increase is mainly due to an increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2007.  For the year ended December 31, 2008, net revenue from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison was $70.0 million.  For the year ended December 31, 2007, net revenue from centers that were acquired subsequent to January 1, 2007 and excluded from the above comparison was $10.6 million.  Also excluded was $11.4 million from centers that were divested subsequent to January 1, 2007.

Operating Expenses

Operating expenses for the year ended December 31, 2008 increased approximately $53.7 million, or 16.3%, from $330.6 million for the year ended December 31, 2007 to $384.3 million for the year ended December 31, 2008.  The following table sets forth our operating expenses for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007

Salaries and professional reading fees, excluding stock-based compensation	$210,450	$178,573
Stock-based compensation	2,902	3,313
Building and equipment rental	43,478	41,299
General administrative expenses	127,467	107,245
NASDAQ one-time listing fee	-	120
Operating expenses	384,297	330,550

Depreciation and amortization	53,548	45,281
Provision for bad debts	30,832	27,467
Loss on sale of equipment, net	516	72
Severance costs	335	934
Total operating expenses	$469,528	$404,304

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $31.9 million, or 17.9%, to $210.5 million for the year ended December 31, 2008, compared to $178.6 million for the year ended December 31, 2007.

Salaries and professional reading fees, including only those centers which were in operation throughout the full fiscal years of both 2008 and 2007, increased $12.7 million, or 7.1%.  This 7.1% increase is primarily due to increased salaries and staffing to support the revenue growth of these existing imaging centers.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2007.  For the year ended December 31, 2008, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2007, and excluded from the above comparison was $25.6 million.  For the year ended December 31, 2007, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2007, and excluded from the above comparison was $3.2 million.  Also excluded was $3.2 million from centers that were divested subsequent to January 1, 2007.

•	Stock-based compensation

Stock-based compensation decreased $411,000, or 12.4%, to $2.9 million for the year ended December 31, 2008 compared to $3.3 million for the year ended December 31, 2007.  Share-based compensation for the year ended December 31, 2007, included $1.7 million of additional stock based compensation expense as a result of the acceleration of vesting of certain warrants.

•	Building and equipment rental

Building and equipment rental expenses increased $2.2 million, or 5.3%, to $43.5 million for the year ended December 31, 2008, compared to $41.3 million for the year ended December 31, 2007.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2008 and 2007, decreased $1.7 million, or 4.2%.  This 4.2% decrease is primarily due to the conversion of certain equipment leases contracts from operating to capital leases. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2007.  For the year ended December 31, 2008, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2007, and excluded from the above comparison, was $6.4 million. For the year ended December 31, 2007, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2007, and excluded from the above comparison, was $1.2 million.  Also excluded was $1.3 million from centers that were divested subsequent to January 1, 2007.

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

•	Depreciation and amortization expense

Depreciation and amortization expense increased $8.3 million, or 18.3%, to $53.6 million for the year ended December 31, 2008 when compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers and newly acquired centers.

•	Provision for bad debts

Provision for bad debts increased $3.3 million, or 12.3%, to $30.8 million, or 6.2% of net revenue, for the year ended December 31, 2008 compared to $27.5 million, or 6.4% of net revenue, for the year ended December 31, 2007.  The decrease in our provision for bad debts as a percentage of revenue is primarily due to an increase in collection performance and the completion of our billing system implementation which began in the first quarter of 2007.

•	Loss on sale of equipment

Loss on sale of equipment was $516,000 and $72,000 for the years ended December 31, 2008 and 2007, respectively.

•	Severance costs

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

Equity in earnings from unconsolidated joint ventures

For the year ended December 31, 2008, we recognized equity in earnings from unconsolidated joint ventures of $9.8 million compared to $5.9 million for the year ended December 31, 2007.  This increase is due to our purchase of additional equity interests in certain existing joint ventures as well as the deconsolidation in the fourth quarter of 2007 of a previously consolidated joint venture.

Liquidity and Capital Resources

We had a working capital balance of $9.2 million and $2.7 million at December 31, 2009 and 2008, respectively.  We had a net loss attributable to our common stockholders of $2.3 million, $12.8 million and $18.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  We also had a stockholder equity deficit of $74.8 million and $81.0 million at December 31, 2009 and 2008, respectively.

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

On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services (the “November 2006 Credit Facility”). This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix and provide financing for working capital needs post-acquisition.  The facility consists of a revolving credit facility of up to $45 million, a $225 million first lien term loan and a $135 million second lien term loan.  The first lien term loan has a term of six years and the second lien term loan has a term of six and one-half years. Interest is payable on all loans initially at an Index Rate plus the Applicable Index Margin, as defined. The Index Rate is initially a floating rate equal to the higher of the rate quoted from time to time by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s largest 30 banks” or the Federal Funds Rate plus 50 basis points. The Applicable Index Margin on each of the revolving credit facility and the term loan is 2% and on the second lien term loan is 6%. We may request that the interest rate instead be based on LIBOR plus the Applicable LIBOR Margin, which is 3.5% for the revolving credit facility and the term loan and 7.5% for the second lien term loan. The credit facility includes customary covenants for a facility of this type, including minimum fixed charge coverage ratio, maximum total leverage ratio, maximum senior leverage ratio, limitations on indebtedness, contingent obligations, liens, capital expenditures, lease obligations, mergers and acquisitions, asset sales, dividends and distributions, redemption or repurchase of equity interests, subordinated debt payments and modifications, loans and investments, transactions with affiliates, changes of control and payment of consulting and management fees.

On August 23, 2007, we secured an incremental $35 million (“Incremental Facility”) as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The Incremental Facility consists of an additional $25 million as part of our first lien term loan and $10 million of additional capacity under our existing revolving line of credit bringing the total capacity to $55 million.  The Incremental Facility can be used to fund certain identified strategic initiatives and for general corporate purposes.

On February 22, 2008, we secured a second incremental $35 million (“Second Incremental Facility”) of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The Second Incremental Facility consists of an additional $35 million as part of our second lien term loan and the first lien term loan or revolving credit facility may be increased by up to an additional $40 million sometime in the future.  As part of the transaction, partly due to the drop in LIBOR of over 2.00% since the credit facilities were established in November 2006, we increased the Applicable LIBOR Margin to 4.25% for the revolving credit facility and first lien term loan and to 9.0% for the second lien term loan.  The additions to our existing credit facilities are intended to provide capital for near-term opportunities and future expansion. As of December 31, 2009, we qualified to borrow up to $30.4 million dollars under our existing credit facilities.

On November 15, 2006, we entered into an interest rate swap, designated as a cash flow hedge, on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap, also designated as a cash flow hedge, on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the $270.0 million first lien term and revolving credit facilities was based upon a spread over LIBOR which floats with market conditions.

During the first quarter of 2009 we modified the two interest rate swaps designated as cash flow hedges described above.  The modifications, commonly referred to as “blend and extends,” extended the maturity of, and re-priced these two interest rate swaps for an additional 36 months, resulting in an estimated annualized cash interest expense savings of $2.9 million.

With respect to the $107 million interest rate swap, on January 28, 2009, we replaced the existing fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012.  With respect to the $90 million interest rate swap, on February 5, 2009 we replaced the existing fixed LIBOR rate of 5.03% with a new rate of 3.62% also maturing on November 15, 2012. Both modified interest swaps have been designated as cash flow hedges.

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Accumulated Other Comprehensive Loss (AOCL) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, was on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.

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

Sources and Uses of Cash

Cash provided by operating activities was $76.6 million, $45.4 million and $25.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash used in investing activities was $36.3 million, $56.0 million and $45.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  For the year ended December 31, 2009, we purchased property and equipment for approximately $30.8 million and acquired the assets and businesses of additional imaging facilities for approximately $6.1 million, which is net of proceeds generated from the immediate sale of one of these acquired centers (see Note 3).  We also purchased additional equity interests in joint ventures totaling $315,000.

Cash used by financing activities was $30.2 million for the year ended December 31, 2009, compared to cash provided by financing activities of $10.6 million and $17.3 million for the years ended December 31, 2008 and 2007, respectively.  The cash used by financing activities for the year ended December 31, 2009, was related to payments we made toward our term loans, capital leases and line of credit balances, as well as $4.7 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Notes payable (1)	$6,927	$7,207	$239,097	$170,395	$-	$-	$423,626
Capital leases (2)	16,019	9,597	4,242	810	32	-	30,700
Operating leases (3)	35,105	30,593	26,417	21,801	16,541	59,931	190,388
Total	$58,051	$47,397	$269,756	$193,006	$16,573	$59,931	$644,714

(1) Includes variable rate debt for which the contractual obligation was estimated using the applicable rate as of December 31, 2009.
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

Critical Accounting Policies

Use of Estimates

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

Accounts Receivable

Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients.  Services are generally provided pursuant to one-year contracts with healthcare providers.  Receivables generally are collected within industry norms for third-party payors.  We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience.

Depreciation and Amortization of Long-Lived Assets

We depreciate our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets useful lives or the lease term of the facility for which these assets are associated.

Deferred Tax Assets

We evaluate the realizability of the net deferred tax assets and assess the valuation allowance periodically.  If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required.  For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies in determining whether our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Long-Lived Assets

Goodwill at December 31, 2009 totaled $106.5 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” codified in FASB ASC Topic 350.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment  on October 1, 2009.  Based on our review, we noted no impairment related to goodwill as of October 1, 2009. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2009.

Derivative Financial Instruments

The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company’s use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes.

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

Facility Acquisitions

On January 1, 2009, we adopted the provisions of SFAS No. 141(R), Business Combinations, codified in FASB ASC Topic 805.  ASC Topic 805 changed how our business acquisitions are accounted for and impacts our financial statements at the acquisition date and in subsequent periods. Pursuant to ASC Topic 805, we are required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date will be recognized as part of our on-going operations. In addition, Topic 805 impacts our goodwill impairment test associated with acquisitions.  We applied the provisions of ASC Topic 805 to the facility acquisitions subsequent to January 1, 2009 as discussed below.

On October 1, 2009, we completed the acquisition of the imaging assets of Chesapeake Urology Associates in Baltimore, Maryland for approximately $950,000.  Chesapeake Urology operated CT scanners in three locations in the greater Baltimore area. We have made a purchase price allocation of the acquired assets and liabilities, and approximately $650,000 of fixed assets, $275,000 of covenant not to compete contracts and $19,000 of goodwill were recorded with respect to this transaction.

On October 1, 2009, we completed the acquisition of the women’s imaging business of Ridgewood Diagnostics, a multi-modality women’s imaging practice located near Rochester, New York’s Unity Hospital for $1.1 million and 50,000 shares of our common stock valued at approximately $129,000 on the date of acquisition.  In conjunction with the Ridgewood Diagnostics transaction, on October 16, 2009, we completed the acquisition of the women’s imaging business of Unity Hospital for $100,000.  We plan to consolidate the Ridgewood Diagnostics and Unity Hospital operations into one facility during 2010. We have made a purchase price allocation of the acquired assets and liabilities, and approximately $92,000 of fixed assets, $150,000 of covenant not to compete contracts and $1.1 million of goodwill were recorded with respect to these transactions.

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from a single owner for approximately $2.1 million.  At the time of the acquisition, we immediately sold the assets and business of one of those nine centers to an unrelated third party for approximately $650,000. We have made a purchase price allocation of the acquired assets and liabilities associated with the remaining eight centers at their respective fair values.

In accordance with accounting standards, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million.

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

In our purchase price allocation we recorded approximately $3.1 million of land and fixed assets, $250,000 of intangible assets and $121,000 of other current assets.

On March 31, 2009, we acquired the assets and business of Inter-County Imaging in Yonkers, NY for approximately $553,000.  We have made a purchase price allocation of the acquired assets and liabilities, and approximately $500,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 27, 2009, we acquired the assets and business of Elite Diagnostic Imaging, LLC in Victorville, CA for approximately $1.3 million.  We have made a purchase price allocation of the acquired assets and liabilities, and approximately $1.2 million of fixed assets and $100,000 of goodwill was recorded with respect to this transaction.

On October 31, 2008, we acquired the assets and business of Middletown Imaging in Middletown, Delaware for $210,000 in cash and the assumption of capital lease debt of $1.2 million. We allocated the purchase price to the acquired assets and liabilities.  Approximately $530,000 of goodwill was recorded with respect to this transaction.

On August 15, 2008, we acquired the women’s imaging practice of Parvis Gamagami, M.D., Inc. in Van Nuys, CA for $600,000.  Upon acquisition, we relocated the practice to a nearby center we recently acquired from InSight Health in Encino, CA.  We rebranded the InSight center as the Encino Breast Care Center, and focused it on Digital Mammography, Ultrasound, MRI and other modalities pertaining to women’s health.  We have allocated the full purchase price of $600,000 to goodwill.

On July 23, 2008, we acquired the assets and business of NeuroSciences Imaging Center in Newark, Delaware for $4.5 million in cash. The center, which performs MRI, CT, Bone Density, X-ray, Fluoroscopy and other specialized procedures, is located in a highly specialized medical complex called the Neuroscience and Surgery Institute of Delaware. The acquisition complements our recent purchase of the Papastavros Associates Imaging centers completed in March, 2008.  We made a purchase price allocation of the acquired assets and liabilities, and approximately $2.6 million of goodwill was recorded with respect to this transaction.

On June 18, 2008, we acquired the assets and business of Ellicott Open MRI for the assumption of approximately $181,000 of capital lease debt.

On June 2, 2008, we acquired the assets and business of Simi Valley Advanced Medical, a Southern California based multi-modality imaging center, for the assumption of capital lease debt of $1.7 million.  We allocated the purchase price to the acquired assets and liabilities, and approximately $313,000 of goodwill was recorded with respect to this transaction.

On April 15, 2008, we acquired the net assets of five Los Angeles area imaging centers from InSight Health Corp. We completed the purchase of a sixth center in Van Nuys, CA from Insight Health Corp. on June 2, 2008.  The total purchase price for the six centers was $8.5 million in cash.  The centers provide a combination of imaging modalities, including MRI, CT, X-ray, Ultrasound and Mammography.  We allocated the purchase price to the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

On April 1, 2008, we acquired the net assets and business of BreastLink Medical Group, Inc., a prominent Southern California breast medical oncology business and a leading breast surgery business, for the assumption of approximately $4.0 million of accrued liabilities and capital lease obligations.  We allocated the purchase price to the acquired assets and liabilities, and approximately $2.1 million of goodwill was recorded with respect to this transaction.

On March 12, 2008, we acquired the net assets and business of Papastavros Associates Medical Imaging for $9.0 million in cash and the assumption of capital leases of $337,000.  Founded in 1958, Papastavros Associates Medical Imaging is one of the largest and most established outpatient imaging practices in Delaware. The 12 Papastavros centers offer a combination of MRI, CT, PET, nuclear medicine, mammography, bone densitometry, fluoroscopy, ultrasound and X-ray. We allocated the purchase price to the acquired assets and liabilities, and approximately $3.6 million of goodwill, and $1.2 million for covenants not to compete, were recorded with respect to this transaction.

On February 1, 2008, we acquired the net assets and business of The Rolling Oaks Imaging Group, located in Westlake and Thousand Oaks, California, for $6.0 million in cash and the assumption of capital leases of $2.7 million.  The practice consists of two centers, one of which is a dedicated women’s center. The centers are multimodality and include a combination of MRI, CT, PET/CT, mammography, ultrasound and X-ray. The centers are positioned in the community as high-end, high-quality imaging facilities that employ state-of-the-art technology, including 3 Tesla MRI and 64 slice CT units. The facilities have been fixtures in the Westlake/Thousand Oaks market since 2003.  We allocated the purchase price to the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

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

In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.6 million in cash plus the assumption of approximately $2.4 million of debt.  Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound.  After combining the Borg centers with RadNet’s existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester.  The leased facilities associated with these centers include a total monthly rental of approximately $71,000 per month.  Approximately $8.9 million of goodwill was recorded with respect to this transaction.  Also, $1.4 million was recorded for the fair value of covenant not to compete contracts.

In March 2007, we acquired the assets and business of Rockville Open MRI, located in Rockville, Maryland, for $540,000 in cash and the assumption of a capital lease of $1.1 million.  The center provides MRI services.  The center is 3,500 square feet with a monthly rental of approximately $8,400 per month.  Approximately $365,000 of goodwill was recorded with respect to this transaction.

On November 15, 2006, we completed the acquisition of Radiologix, Inc.  Radiologix, a Delaware corporation, then employing approximately 2,200 people through its subsidiaries, was a national provider of diagnostic imaging services through the ownership and operation of freestanding, outpatient diagnostic imaging centers.  Radiologix owned, operated and maintained equipment in 69 locations, with imaging centers in seven states, including primary operations in the Mid-Atlantic; the Bay Area, California; the Treasure Coast area, Florida; Northeast, Kansas; and the Finger Lakes (Rochester) and Hudson Valley areas of New York State.

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) (codified in FASB ASC Topic 805, Business Combinations) introduces significant changes in the accounting for and reporting of business acquisitions.  ASC Topic 805 changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to ASC Topic 805, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date will be recognized as part of on-going operations. In addition, Topic 805 will have an impact on the goodwill impairment test associated with acquisitions. The provisions of ASC Topic 805 are effective for business combinations for which the acquisition date is on or after January 1, 2009. The Company applied the provisions of ASC Topic to the facility acquisitions subsequent to January 1, 2009 as discussed in Note 3.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, codified in FASB ASC Topic 810,  is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, ASC Topic 810 eliminates the diversity that accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions.  The Company adopted the provisions of ASC Topic 810 on January 1, 2009.  Such provisions are applied prospectively except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented.  Accordingly, we have reclassified minority interests as a component of equity deficit and renamed this item “Non-controlling interests” on our consolidated balance sheets at December 31, 2009 and 2008.  Additionally, our net loss for the years ended December 31, 2009, 2008 and 2007 have been allocated between RadNet, Inc.’s common stockholders and noncontrolling interests.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” codified in FASB ASC Topic 855, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC Topic 855 for the quarter ended September 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

In September 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) became the authoritative source of accounting principles accepted in the United States (“GAAP”) recognized by the FASB.  All existing FASB accounting standards and guidance were superseded by the ASC.  Instead of issuing new accounting standards in the form of statements, FASB staff positions and Emerging Issues Task Force abstracts, the FASB now issues Accounting Standards Updates that update the Codification.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be additional sources of authoritative GAAP for SEC registrants.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. We do not expect that the adoption of ASU 2009-17 will have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk.  We sell our services exclusively in the United States and receive payment for our services exclusively in United States dollars.  As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

Interest Rate Sensitivity.  A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because the majority of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is based upon an index rate plus a factor.  As noted in “Liquidity and Capital Resources” above, we have entered into interest rate swaps to fix the interest rate on approximately $270 million of our credit facility.  The remaining portion of the credit facility bears interest at rates that float as market conditions change, and as such, is subject to market risk.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 50.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the “Company” or “RadNet”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity deficit, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 5 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 15, 2010

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	December 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,094	$-
Accounts receivable, net	87,825	96,097
Refundable income taxes	-	103
Prepaid expenses and other current assets	9,990	13,665
Total current assets	107,909	109,865
PROPERTY AND EQUIPMENT, NET	182,571	193,104
OTHER ASSETS
Goodwill	106,502	105,278
Other intangible assets	54,313	56,861
Deferred financing costs, net	8,229	10,907
Investment in joint ventures	18,741	17,637
Deposits and other	2,406	2,457
Total assets	$480,671	$496,109

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$69,641	$81,175
Due to affiliates	7,456	5,015
Notes payable	6,927	5,501
Current portion of deferred rent	560	390
Obligations under capital leases	14,121	15,064
Total current liabilities	98,705	107,145
LONG-TERM LIABILITIES
Line of credit	-	1,742
Deferred rent, net of current portion	8,920	7,996
Deferred taxes	277	277
Notes payable, net of current portion	416,699	419,735
Obligations under capital lease, net of current portion	13,568	24,238
Other non-current liabilities	17,263	16,006
Total liabilities	555,432	577,139

COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized;
36,259,279 and 35,911,474 shares issued and outstanding at
December 31, 2009 and 2008	4	4
Paid-in-capital	156,758	153,006
Accumulated other comprehensive loss	(1,588)	(6,396)
Accumulated deficit	(229,989)	(227,722)
Total RadNet, Inc.'s equity deficit	(74,815)	(81,108)
Noncontrolling interests	54	78
Total equity deficit	(74,761)	(81,030)
Total liabilities and equity deficit	$480,671	$496,109

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)

	Years Ended December 31,
	2009	2008	2007

NET REVENUE	$524,368	$498,815	$423,576

OPERATING EXPENSES
Operating expenses	397,753	384,297	330,550
Depreciation and amortization	53,800	53,548	45,281
Provision for bad debts	32,704	30,832	27,467
Loss on sale of equipment	523	516	72
Severance costs	731	335	934

Total operating expenses	485,511	469,528	404,304

INCOME FROM OPERATIONS	38,857	29,287	19,272

OTHER EXPENSES (INCOME)
Interest expense	49,193	51,811	44,307
Gain on bargain purchase	(1,387)	-	-
Gain from sale of joint venture interests	-	-	(1,868)
Other expenses (income)	1,239	(151)	(29)

Total other expenses	49,045	51,660	42,410

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	(10,188)	(22,373)	(23,138)

Provision for income taxes	(443)	(151)	(337)
Equity in earnings of joint ventures	8,456	9,791	5,944
NET LOSS	(2,175)	(12,733)	(17,531)
Net income attributable to noncontrolling interests	92	103	600
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(2,267)	$(12,836)	$(18,131)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.06)	$(0.36)	$(0.52)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	36,047,033	35,721,028	34,592,716

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)

					Accumulated
					Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Radnet, Inc.’s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity Deficit	Interests	Equity Deficit
BALANCE - DECEMBER 31, 2006	34,973,780	$3	$146,056	$(192,287)	$(73)	$(46,996)	$1,254	$(45,742)
Cumulative effect adjustment pursuant to adoption of SAB No. 108	-	-	-	(4,468)	-	(4,468)	-	(4,468)
Issuance of common stock upon							-	-
exercise of options/warrants	1,178,278	1	957	-	-	958	-	958
Retirement of treasury shares	(912,500)	-	(695)	-	-	-	-	-
Stock-based compensation	-	-	3,313	-	-	3,313	-	3,313
Dividends paid to noncontrolling							-	-
interests	-	-	-	-	-	-	(1,219)	(1,219)
De-consolidation of joint venture							(429)	(429)
Change in fair value of	-	-	-	-	-	-	-	-
cash flow hedge	-	-	-	-	(4,506)	(4,506)	-	(4,506)
Net loss	-	-	-	(18,131)	-	(18,131)	600	(17,531)
Comprehensive loss	-	-	-	-	-	(22,637)	600	(22,037)
BALANCE - DECEMBER 31, 2007	35,239,558	$4	$149,631	$(214,886)	$(4,579)	$(69,830)	$206	$(69,624)
Issuance of common stock upon exercise of options/warrants	671,916	-	473	-	-	473	-	473
Stock-based compensation	-	-	2,902	-	-	2,902	-	2,902
Dividends paid to noncontrolling							-	-
interests	-	-	-	-	-	-	(231)	(231)
Change in fair value of							-	-
cash flow hedge	-	-	-	-	(1,817)	(1,817)	-	(1,817)
Net loss	-	-	-	(12,836)	-	(12,836)	103	(12,733)
Comprehensive loss						(14,653)	103	(14,550)
BALANCE - DECEMBER 31, 2008	35,911,474	$4	$153,006	$(227,722)	$(6,396)	$(81,108)	$78	$(81,030)
Issuance of common stock to shareholders of Ridgewood Diagnostics	50,000	$-	129	$-	$-	129	-	129
Issuance of common stock upon						-	-	-
exercise of options/warrants	297,805	-	16	-	-	16	-	16
Stock-based compensation	-	-	3,607	-	-	3,607	-	3,607
Dividends paid to noncontrolling						-	-	-
interests	-	-	-	-	-	-	(116)	(116)
Change in fair value of						-	-	-
cash flow hedge	-	-	-	-	(1,311)	(1,311)	-	(1,311)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	6,119	6,119	-	6,119
Net loss				(2,267)		(2,267)	92	(2,175)
Comprehensive income	-	-	-	-	-	2,541	92	2,633
BALANCE - DECEMBER 31, 2009	36,259,279	$4	$156,758	$(229,989)	$(1,588)	$(74,815)	$54	$(74,761)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,175)	$(12,733)	$(17,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,800	53,548	45,281
Provision for bad debts	32,704	30,832	27,467
Equity in earnings of joint ventures	(8,456)	(9,791)	(5,944)
Distributions from joint ventures	7,667	7,982	6,464
Deferred rent amortization	1,094	3,514	1,037
Amortization of deferred financing cost	2,678	2,567	1,632
Net loss on disposal of assets	523	516	72
Gain on bargain purchase	(1,387)	-	-
Gain from sale of joint venture interests	-		(1,868)
Gain on extinguishment of debt	-	(47)
Amortization of cash flow hedge	6,119	-	-
Stock-based compensation	3,607	2,902	3,313
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(24,432)	(36,297)	(42,923)
Other current assets	4,206	(1,515)	4,396
Other assets	51	684	588
Accounts payable and accrued expenses	619	3,270	3,337
Net cash provided by operating activities	76,618	45,432	25,321
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(6,085)	(28,859)	(18,465)
Proceeds from sale of imaging facilities	650	-	-
Purchase of property and equipment	(30,752)	(29,199)	(27,207)
Proceeds from sale of equipment	219	2,961	845
Proceeds from sale of joint venture interests	-	-	2,260
Purchase of equity interest in joint ventures	(315)	(938)	(4,413)
Adjustment to purchase of Radio logix, net of cash acquired	-	-	(370)
Proceeds from the divestiture of imaging centers	-	-	1,625
Purchase of covenant not to compete contract	-	-	(250)
Payments collected on notes receivable	-	-	111
Net cash used in investing activities	(36,283)	(56,035)	(45,864)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(23,660)	(19,112)	(10,398)
Proceeds from borrowings on notes payable	-	35,000	33,137
Proceeds from borrowings upon refinancing	-	1,212	-
Deferred financing costs	-	(4,277)	(1,351)
Net payments on line of credit	(1,742)	(2,480)	(3,787)
Distributions to counterparties of cash flow hedges	(4,739)	-	-
Distributions to noncontrolling interests	(116)	(231)	(1,219)
Proceeds from issuance of common stock	16	473	958
Net cash (used in) provided by financing activities	(30,241)	10,585	17,340

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,094	(18)	(3,203)
CASH AND CAH EQUIVALENTS, beginning of period	-	18	3,221
CASH AND CASH EQUIVALENTS, end of period	$10,094	$-	$18

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$40,092	$49,236	$41,382
Cash paid during the period for income taxes	$348	$389	$186

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We entered into capital leases and equipment notes for approximately $10.4 million, $23.7 million and $19.6 million, excluding capital leases assumed in acquisitions, during the years ended December 31, 2009, 2008 and 2007, respectively.  We also acquired equipment for approximately $12.3 million, $17.8 million and $4.4 million during the years ended December 31, 2009, 2008 and 2007, respectively, that we had not paid for as of December 31, 2009, 2008 and 2007, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

As discussed in Note 9, we entered into interest rate swap modifications in the first quarter of 2009.  These modifications include a significant financing element and, as such, all cash inflows and outflows subsequent to the date of modification are presented as financing activities.

We record the change in fair value of the effective portion of our interest rate swaps that are designated as cash flow hedges to accumulated other comprehensive loss.  As such, we recorded unrealized losses as a component of other comprehensive loss of $1.3 million, $1.8 million and $4.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Detail of investing activity related to acquisitions can be found in Note 3.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

RadNet, Inc. or RadNet was incorporated on October 21, 1985 in New York.  On September 3, 2008, we reincorporated in the state of Delaware.  We operate a group of regional networks comprised of 180 diagnostic imaging facilities located in seven states with operations primarily in California, Maryland, the Treasure Coast area of Florida, Kansas, Delaware, New Jersey and the Finger Lakes (Rochester) and Hudson Valley areas of New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. The Company’s operations comprise a single segment for financial reporting purposes.

The consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”).  The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (“DIS”), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively in this report as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Based on the provisions of the agreement, we have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. All intercompany balances and transactions have been eliminated in consolidation.

At the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

Liquidity and Capital Resources

We had a working capital balance of $9.2 million and $2.7 million at December 31, 2009 and 2008, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $2.3 million, $12.8 million and $18.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  We also had a RadNet, Inc. stockholder equity deficit of $74.8 million and $81.0 million at December 31, 2009 and 2008, respectively.

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

Our business strategy with regard to operations focuses on the following:

•	maximizing performance at our existing facilities;

•	focusing on profitable contracting;

•	expanding MRI, CT and PET applications;

•	optimizing operating efficiencies; and

•	expanding our networks.

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

RECLASSIFICATION – Certain reclassifications have been made to the December 31, 2008 and 2007 consolidated financial statements and accompanying notes to conform with the December 31, 2009 presentation including certain immaterial balance sheet reclassifications as well as reclassifying out of revenue and into equity in earnings of joint ventures a certain portion of managements fees billed to our non-consolidated joint ventures that are intercompany in nature.

REVENUE RECOGNITION – Our consolidated net revenue consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue.   Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on our evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. The amount of expected collection is continually adjusted as more information is received and such adjustments are recorded in current operations.  Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Capitation revenue is recognized as revenue during the period in which we were obligated to provide services to plan enrollees under contracts with various health plans. Under these contracts, we receive a per-enrollee amount each month covering all contracted services needed by the plan enrollees.

CONCENTRATION OF CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.  Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients.  Services are generally provided pursuant to one-year contracts with healthcare providers.  Receivables generally are collected within industry norms for third-party payors.  We continuously monitor collections from our clients and maintain an allowance for bad debts based upon any specific payor collection issues that we have identified and our historical experience.  As of December 31, 2009 and 2008, our allowance for bad debts was $13.0 million and $12.1 million, respectively.

CASH AND CASH EQUIVALENTS - We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

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

GOODWILL - Goodwill at December 31, 2009 totaled $106.5 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2009.  Based on our review, we noted no impairment related to goodwill as of October 1, 2009. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2009.

INCOME TAXES - Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies in determining whether our net deferred tax assets are more likely than not to be realized. Income taxes are further explained in Note 10.

UNINSURED RISKS – Prior to November 1, 2006 we maintained a self-insured workers’ compensation insurance program for which our third party administrator over this program continues to make payments on behalf of the Company for claims incurred from November 1, 2004 through October 31, 2006.  We are required to maintain a cash collateral account with this administrator as guarantee of our submission of full reimbursement of claims paid on our behalf.  We record this collateral deposit as restricted cash and include it as other current assets in our consolidated balance sheet which amounted to approximately $869,000 and $1.3 million as of December 31, 2009 and 2008, respectively.

With respect to the above-mentioned claims incurred from November 1, 2004 through October 31, 2006, the estimated future cash obligation associated with the unpaid portion of those claims that remain open but have not yet been resolved is recorded to accrued expenses in our consolidated balance sheet. This current liability is determined by the administrator’s estimate of loss development of open claims and was approximately $358,000 and $364,000 at December 31, 2009 and 2008, respectively.

For the two years from November 1, 2006 through October 31, 2008, we pre-funded our anticipated workers’ compensation claims’ losses through a third party administrator.  As of December 31, 2009, we do not anticipate that the loss development on the claims for these two years will exceed what has already paid and expensed.

On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits.  The policy has a deductible for which we have recorded liabilities and included it in our consolidated balance sheet at December 31, 2009 and December 31, 2008 of approximately $207,000 and $161,000, respectively.

In December 2008, to eliminate the exposure for claims not reported during the regular malpractice policy period, the Company purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires.  As of December 31, 2009, this policy remains in effect.

On January 1, 2008 we entered into an arrangement with Blue Shield to administer and process claims under a new self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2009 and December 31, 2008 of $2.1 and $1.7 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $200,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses.  Anticipated future revenue is compared to anticipated costs.  If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded.  In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue.  As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements.  As of December 31, 2009 and 2008, the remaining accrual balance is $8.3 million, and $9.0 million, respectively.

EQUITY BASED COMPENSATION – We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. We have reserved for issuance under the 2006 Plan 6,500,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service period. Equity-based compensation is classified in operating expenses with the same line item as the majority of the cash compensation paid to employees.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of cash flows caused by movements in interest rates. The Company documents its risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. The Company’s use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. The Company does not hold or issue derivative financial instruments for speculative purposes.

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

COMPREHENSIVE INCOME - Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 210 (originally issued as SFAS No. 130, Reporting Comprehensive Income) establishes rules for reporting and displaying comprehensive income and its components.  Unrealized gains or losses on the change in fair value of the Company’s cash flow hedging activities are included in comprehensive income (loss). The components of comprehensive income (loss) are included in the Consolidated Statement of Stockholders Deficit.

FAIR VALUE MEASUREMENTS – We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

At December 31, 2009, based on Level 2 inputs, we determined the fair values of our first and second lien term loans issued on November 15, 2006 and extended on August 23, 2007 to be $232.9 million and $160.7 million, respectively.  The carrying amount of the first and second lien term loans at December 31, 2009 was $242.6 million and $170.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At December 30, 2009 the fair value of these swaps of a liability of $8.9 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

On January 1, 2009, the Company adopted, without material impact on its consolidated financial statements, the provisions of FASB ASC Topic 820 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value including goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Years Ended December 31,
	2009	2008	2007

Net loss attributable to RadNet, Inc.’s common stockholders	$(2,267)	$(12,836)	$(18,131)

BASIC LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.’S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	36,047,033	35,721,028	34,592,716
Basic loss per share attributable to RadNet, Inc.’s common stockholders	$(0.06)	$(0.36)	$(0.52)
DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.’S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	36,047,033	35,721,028	34,592,716
Add additional shares issuable upon exercise of stock options and warrants	-	-	-
Weighted average number of common shares used in calculating diluted loss per share	36,047,033	35,721,028	34,592,716
Diluted loss per share attributable to RadNet, Inc.’s common stockholders	$(0.06)	$(0.36)	$(0.52)

For all periods presented we excluded all options and warrants in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

INVESTMENT IN JOINT VENTURES - We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased $1.1 million to $18.7 million at December 31, 2009 compared to $17.6 million at December 31, 2008.  This increase is primarily related to our purchase of an additional $315,000 of share holdings in joint ventures that were existing as of December 31, 2008 as well as our equity earnings of $8.5 million for the year ended December 31, 2009, offset by $7.7 of distributions received during the period.  We noted no other than temporary impairment with respect to our joint venture ownership interests at December 31, 2009.

We received management service fees from the centers underlying these joint ventures of approximately $7.1 million, $7.3 million and $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table is a summary of key financial data for these joint ventures as of December 31, 2009 and 2008 and for the years then ended (in thousands):

	December 31,
Balance Sheet Data:	2009	2008

Current assets	$20,920	$20,732
Noncurrent assets	27,243	23,557
Current liabilities	(5,929)	(4,634)
Noncurrent liabilities	(7,692)	(7,848)
Total net assets	$34,542	$31,807

Book value of RadNet joint venture interests	$14,934	$13,717
Cost in excess of book value of acquired joint venture interests	3,383	3,383
Elimination of intercompany profit remaining on RadNet’s consolidated balance sheet	424	537
Total value of RadNet joint venture interests	$18,741	$17,637

Total book value of other joint venture partner interests	$19,608	$18,090

Net revenue	$76,557	$80,948
Net income	$12,744	$17,758

NOTE 3 – FACILITY ACQUISITIONS

On January 1, 2009, we adopted the provisions of SFAS No. 141(R), Business Combinations, codified in FASB ASC Topic 805.  ASC Topic 805 changed how our business acquisitions are accounted for and impacts our financial statements at the acquisition date and in subsequent periods. Pursuant to ASC Topic 805, we are required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date will be recognized as part of our on-going operations. In addition, Topic 805 impacts our goodwill impairment test associated with acquisitions.  We applied the provisions of ASC Topic 805 to the facility acquisitions subsequent to January 1, 2009 as discussed below.

On October 1, 2009, we completed the acquisition of the imaging assets of Chesapeake Urology Associates in Baltimore, Maryland for approximately $950,000.  Chesapeake Urology operated CT scanners in three locations in the greater Baltimore area. We have made a purchase price allocation of the acquired assets and liabilities, and approximately $650,000 of fixed assets, $275,000 of covenant not to compete contracts and $19,000 of goodwill was recorded with respect to this transaction.

On October 1, 2009, we completed the acquisition of the women’s imaging business of Ridgewood Diagnostics, a multi-modality women’s imaging practice located near Rochester, New York’s Unity Hospital for $1.1 million and 50,000 shares of RadNet common stock valued at approximately $129,000 on the date of acquisition.  In conjunction with the Ridgewood Diagnostics transaction, on October 16, 2009, we completed the acquisition of the women’s imaging business of Unity Hospital for $100,000.  We plan to consolidate the Ridgewood Diagnostics and Unity Hospital operations into one facility during 2010. We have made a purchase price allocation of the acquired assets and liabilities, and approximately $92,000 of fixed assets, $150,000 of covenant not to compete contracts and $1.1 million of goodwill was recorded with respect to these transactions.

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from an unrelated third party for approximately $2.1 million.  At the time of the acquisition, we immediately sold the assets and business of one of those nine centers to an unrelated third party for approximately $650,000. We have made a purchase price allocation of the acquired assets and liabilities associated with the remaining eight centers at their respective fair values.

In accordance with accounting standards, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million.

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

In our purchase price allocation we recorded approximately $3.1 million of land and fixed assets, $250,000 of intangible assets and $121,000 of other current assets.

On March 31, 2009, we acquired the assets and business of Inter-County Imaging in Yonkers, NY for approximately $553,000.  We have made a purchase price allocation of the acquired assets and liabilities, and approximately $500,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 27, 2009, we acquired the assets and business of Elite Diagnostic Imaging, LLC in Victorville, CA for approximately $1.3 million.  We have made a purchase price allocation of the acquired assets and liabilities, and approximately $1.2 million of fixed assets and $100,000 of goodwill was recorded with respect to this transaction.

On October 31, 2008, we acquired the assets and business of Middletown Imaging in Middletown, Delaware for $210,000 in cash and the assumption of capital lease debt of $1.2 million. We allocated the purchase price to the acquired assets and liabilities.  Approximately $530,000 of goodwill was recorded with respect to this transaction.

On August 15, 2008, we acquired the women’s imaging practice of Parvis Gamagami, M.D., Inc. in Van Nuys, CA for $600,000.  Upon acquisition, we relocated the practice to a nearby center we recently acquired from InSight Health in Encino, CA.  We rebranded the InSight center as the Encino Breast Care Center, and focused it on Digital Mammography, Ultrasound, MRI and other modalities pertaining to women’s health.  We have allocated the full purchase price of $600,000 to goodwill.

On July 23, 2008, we acquired the assets and business of NeuroSciences Imaging Center in Newark, Delaware for $4.5 million in cash. The center, which performs MRI, CT, Bone Density, X-ray, Fluoroscopy and other specialized procedures, is located in a highly specialized medical complex called the Neuroscience and Surgery Institute of Delaware. The acquisition complements our recent purchase of the Papastavros Associates Imaging centers completed in March, 2008.  We made a purchase price allocation of the acquired assets and liabilities, and approximately $2.6 million of goodwill was recorded with respect to this transaction.

On June 18, 2008, we acquired the assets and business of Ellicott Open MRI for the assumption of approximately $181,000 of capital lease debt.

On June 2, 2008, we acquired the assets and business of Simi Valley Advanced Medical, a Southern California based multi-modality imaging center, for the assumption of capital lease debt of $1.7 million.  We allocated the purchase price to the acquired assets and liabilities, and approximately $313,000 of goodwill was recorded with respect to this transaction.

On April 15, 2008, we acquired the net assets of five Los Angeles area imaging centers from InSight Health Corp. We completed the purchase of a sixth center in Van Nuys, CA from Insight Health Corp. on June 2, 2008.  The total purchase price for the six centers was $8.5 million in cash.  The centers provide a combination of imaging modalities, including MRI, CT, X-ray, Ultrasound and Mammography.  We allocated the purchase price to the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

On April 1, 2008, we acquired the net assets and business of BreastLink Medical Group, Inc., a prominent Southern California breast medical oncology business and a leading breast surgery business, for the assumption of approximately $4.0 million of accrued liabilities and capital lease obligations.  We allocated the purchase price to the acquired assets and liabilities, and approximately $2.1 million of goodwill was recorded with respect to this transaction.

On March 12, 2008, we acquired the net assets and business of Papastavros Associates Medical Imaging for $9.0 million in cash and the assumption of capital leases of $337,000.  Founded in 1958, Papastavros Associates Medical Imaging is one of the largest and most established outpatient imaging practices in Delaware. The 12 Papastavros centers offer a combination of MRI, CT, PET, nuclear medicine, mammography, bone densitometry, fluoroscopy, ultrasound and X-ray. We allocated the purchase price to the acquired assets and liabilities, and approximately $3.6 million of goodwill, and $1.2 million for covenants not to compete, were recorded with respect to this transaction.

On February 1, 2008, we acquired the net assets and business of The Rolling Oaks Imaging Group, located in Westlake and Thousand Oaks, California, for $6.0 million in cash and the assumption of capital leases of $2.7 million.  The practice consists of two centers, one of which is a dedicated women’s center. The centers are multimodality and include a combination of MRI, CT, PET/CT, mammography, ultrasound and X-ray. The centers are positioned in the community as high-end, high-quality imaging facilities that employ state-of-the-art technology, including 3 Tesla MRI and 64 slice CT units. The facilities have been fixtures in the Westlake/Thousand Oaks market since 2003.  We allocated the purchase price to the acquired assets and liabilities, and approximately $5.6 million of goodwill was recorded with respect to this transaction.

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

In July 2007, we acquired the assets and business of Borg Imaging Group located in Rochester, NY for $11.6 million in cash plus the assumption of approximately $2.4 million of debt.  Borg was the owner and operator of six imaging centers, five of which are multimodality, offering a combination of MRI, CT, X-ray, Mammography, Fluoroscopy and Ultrasound.  After combining the Borg centers with RadNet’s existing centers in Rochester, New York, RadNet has a total of 11 imaging centers in Rochester.  The leased facilities associated with these centers includes a total monthly rental of approximately $71,000 per month.  Approximately $8.9 million of goodwill was recorded with respect to this transaction.  Also, $1.4 million was recorded for the fair value of covenant not to compete contracts.

In March 2007, we acquired the assets and business of Rockville Open MRI, located in Rockville, Maryland, for $540,000 in cash and the assumption of a capital lease of $1.1 million.  The center provides MRI services.  The center is 3,500 square feet with a monthly rental of approximately $8,400 per month.  Approximately $365,000 of goodwill was recorded with respect to this transaction.

On November 15, 2006, we completed the acquisition of Radiologix, Inc.  Radiologix, a Delaware corporation, then employing approximately 2,200 people through its subsidiaries was a national provider of diagnostic imaging services through the ownership and operation of freestanding, outpatient diagnostic imaging centers.  Radiologix owned, operated and maintained equipment in 69 locations, with imaging centers in seven states, including primary operations in the Mid-Atlantic; the Bay-Area, California; the Treasure Coast area, Florida; Northeast Kansas; and the Finger Lakes (Rochester) and Hudson Valley areas of New York State.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2009 totaled $106.5 million. Goodwill is recorded as a result of business combinations.  Activity in goodwill for the years ended December 31, 2007, 2008 and 2009 are provided below (in thousands):

Balance as of December 31, 2007	$84,395
Adjustments to our preliminary allocation of the purchase price of Borge Imaging Group	(254)
Adjustments to our preliminary allocation of the purchase price of Valley Imaging Center, Inc.	212
Goodwill acquired through the acquisition of Rolling Oaks Imaging Group	5,612
Goodwill acquired through the acquisition of Papastavros Associates Medical Imaging	3,649
Goodwill acquired through the acquisition of BreastLink Medical Group, Inc	2,048
Goodwill acquired through the acquisition of InSight Health Corp.	5,560
Goodwill acquired through the acquisition of Simi Valley Advanced Medical	313
Goodwill acquired through the acquisition of NeuroSciences Imaging Center	2,613
Goodwill acquired through the acquisition of imaging practice of Parvis Gamagami, M .D	600
Goodwill acquired through the acquisition of Middletown Imaging	530
Balance as of December 31, 2008	105,278
Goodwill acquired through the acquisition of Elite Diagnostic Imaging, LLC	100
Goodwill acquired through the acquisition of Ridgewood Diagnostics and Unity Hospital	1,105
Goodwill acquired through the acquisition of Chesapeake Urology Associates	19
Balance as of December 31, 2009	$106,502

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at cost of $57.9 million less accumulated amortization of $7.3 million at December 31, 2009.  Also included in other intangible assets is the value of covenant not to compete contracts associated with our recent facility acquisitions (see note 3) totaling $6.8 million less accumulated amortization of $4.7 million, as well as the value of trade names associated with acquired imaging facilities totaling $2.5 million less accumulated amortization of $1.0 million.   Amortization expense for the year ended December 31, 2009, 2008 and 2007 was $3.2 million, $4.1million and $4.5 million, respectively.  Intangible assets are amortized using the straight-line method.  Management service agreements are amortized over 25 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Management Service Contracts	$2,315	$2,315	$2,315	$2,315	$2,315	$39,069	$50,644
Covenant not to compete contracts	745	682	510	135	64	-	2,136
Trade Names	150	150	150	113	-	970	1,533
Total Annual Amortization	$3,210	$3,147	$2,975	$2,563	$2,379	$40,039	$54,313

NOTE 5 – RECENT ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS 141(R) (codified in FASB ASC Topic 805, Business Combinations) introduces significant changes in the accounting for and reporting of business acquisitions.  ASC Topic 805 changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. Pursuant to ASC Topic 805, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date will be recognized as part of on-going operations. In addition, Topic 805 will have an impact on the goodwill impairment test associated with acquisitions. The provisions of ASC Topic 805 are effective for business combinations for which the acquisition date is on or after January 1, 2009. The Company applied the provisions of ASC Topic to the facility acquisitions subsequent to January 1, 2009 as discussed in Note 3.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, codified in FASB ASC Topic 810,  is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, ASC Topic 810 eliminates the diversity that accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions.  The Company adopted the provisions of ASC Topic 810 on January 1, 2009.  Such provisions are applied prospectively except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented.  Accordingly, we have reclassified minority interests as a component of equity deficit and renamed this item “Non-controlling interests” on our consolidated balance sheets at December 31, 2009 and 2008.  Additionally, our net loss for the years ended December 31, 2009, 2008 and 2007 have been allocated between RadNet, Inc.’s common stockholders and noncontrolling interests.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” codified in FASB ASC Topic 855, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC Topic 855 for the quarter ended September 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

In September 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) became the authoritative source of accounting principles accepted in the United States (“GAAP”) recognized by the FASB.  All existing FASB accounting standards and guidance were superseded by the ASC.  Instead of issuing new accounting standards in the form of statements, FASB staff positions and Emerging Issues Task Force abstracts, the FASB now issues Accounting Standards Updates that update the Codification.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be additional sources of authoritative GAAP for SEC registrants.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controller through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. We do not expect that the adoption of ASU 2009-17 will have a material impact on our financial position, results of operations or cash flows.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2009	2008
Land	$250	$-
Buildings	2	2
Medical equipment	200,471	173,884
Office equipment, furniture and fixtures	56,134	49,676
Leasehold improvements	101,904	93,573
Equipment under capital lease	57,421	59,543
	416,182	376,678
Accumulated depreciation and amortization	(233,611)	(183,574)
	$182,571	$193,104

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2009, 2008 and 2007 $50.6 million, $49.4 million and $40.7 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2009	2008
Accounts payable	$17,717	$26,071
Accrued expenses	32,305	35,449
Accrued payroll and vacation	13,153	11,506
Accrued professional fees	6,466	8,149
Total	$69,641	$81,175

NOTE 8 - NOTES PAYABLE, LINE OF CREDIT AND CAPITAL LEASES

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

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Accumulated Other Comprehensive Loss (AOCL) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, was amortized on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.

We document our risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Our use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness.   See Note 10 for more detail regarding our accounting treatment of interest rate swaps.

Notes payable, line of credit and capital lease obligations consist of the following (in thousands):

	December 31,
	2009	2008
Revolving lines of credit	$-	$1,742

Notes payable at interest rates ranging from 8.8% to 13.5%, due through 2013, collateralized by medical equipment	423,626	425,236

Obligations under capital leases at interest rates ranging from 9.1% to 13.0%, due through 2010, collateralized by medical and office equipment	27,689	39,302
	451,315	466,280
Less: current portion	(21,048)	(20,565)
	$430,267	$445,715

The following is a listing of annual principal maturities of notes payable exclusive of capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2010	$6,927
2011	7,207
2012	239,097
2013	170,395
$423,626

We lease equipment under capital lease arrangements.  Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2010	$16,019
2011	9,597
2012	4,242
2013	810
2014	32
Total minimum payments	30,700
Amount representing interest	(3,011)
Present value of net minimum
lease payments	27,689
Less current portion	(14,121)
Long-term portion	$13,568

NOTE 9 – DERIVATIVE INSTRUMENTS

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

On the LIBOR hedge modification for a notional amount of $107 million of LIBOR exposure, the Company on January 29, 2009 replaced the existing fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012.  On the second LIBOR hedge modification for a notional amount of $90 million of LIBOR exposure, the Company on February 5, 2009 replaced the existing fixed LIBOR rate of 5.03% with a new rate of 3.62% also maturing on November 15, 2012. Both modified interest swaps have been designated as cash flow hedges.

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest, associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Accumulated Other Comprehensive Loss (AOCL) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, was amortized on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.

We document our risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Our use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. We do not hold or issue derivative financial instruments for speculative purposes. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive loss in the Company’s Consolidated Statement of Stockholders’ Equity Deficit. The remaining gain or loss, if any, is recognized currently in earnings.

A tabular presentation of the fair value of derivative instruments as of December 31, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives designated as hedging instruments

Interest rate contracts	Other non-current liabilities	$(8,901)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the year Ended December 31, 2009
Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)		Location of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)
Interest rate contracts	$(1,311)	Interest income/ (expense)	$(6,119	)*	Interest income/(expense)

  *    Amortization of OCI associated with the original cash flow hedges prior to modification (see discussion above).

NOTE 10 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.  For the years ended December 31, 2009, 2008 and 2007, we recognized $443,000, $151,000 and $337,000, respectively, of state income tax primarily  related to profitable imaging centers.

	Years Ended December 31,
	2009	2008	2007

Federal tax	34.00%	34.00%	34.00%
State franchise tax, net of federal benefit	-16.03%	-1.26%	-2.12%
Non deductible expenses	-2.47%	-1.44%	-1.14%

Changes in valuation allowance	-39.78%	-32.56%	-32.86%
Income tax expense	-24.28%	-1.26%	-2.12%

Our deferred tax assets and liabilities comprise the following items (in thousands):

Deferred Tax Assets & Liabilities:
	December 31,
	2009	2008
Deferred tax assets:
Net operating losses	$67,671	$68,860

Accrued expenses	6,232	5,270
Unfavorable contract liability	3,256	3,647
Equity compensation	3,701	2,296
Allowance for doubtful accounts	1,823	1,510
Other	370	498
Valuation Allowance	(55,268)	(57,407)
Total Deferred Tax Assets	$27,785	$24,674

Deferred tax liabilities:
Property Plant & Equipment	(10,006)	(7,421)
Goodwill	(9,239)	(8,411)
Intangibles	(8,461)	(8,619)
Other	(356)	(500)
Total Deferred Tax Liabilities	$(28,062)	$(24,951)

Net deferred tax Asset (Liability)	$(277)	$(277)

As of December 31, 2009, we had federal and state net operating loss carryforwards of approximately $181.5 million and $118.1 million, respectively, which expire at various intervals from the years 2010 to 2029.  As of December 31, 2009, $17.9 million of our federal net operating loss carryforwards acquired in connection with the 1998 acquisition of Diagnostic Imaging Services, Inc. and the 2006 acquisition of Radiologix Inc. were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  Cumulative excess tax benefits of $3.9 million, related to the exercise of nonqualified stock options, will be recorded in equity when realized.

We consider all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including tax planning strategies that would be employed to prevent an NOL from expiring unutilized. As of December 31, 2009, we have determined that deferred tax assets of $27.8 million are more-likely than not to be realized. We have also determined that net deferred tax liabilities of $10.0 million relate to goodwill that has an indefinite life.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

	Total Net Operating	Amount Subject
Year Ended	Loss Carryforwards	to 382 limitation
2010	13,283	1,737
2011	-	-
2012	-	-
2013	-	-
2014	-	-
Thereafter	168,262	16,195
	$181,545	$17,932

NOTE 11 – STOCK-BASED COMPENSATION

Stock Incentive Plans

We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. We have reserved for issuance under the 2006 Plan 6,500,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of December 31, 2009, 2,133,584, or approximately 53.9%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the year ended December 31, 2009, we granted options and warrants to acquire 1,733,750 shares of common stock.

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

As of December 31, 2009, 2,614,566, or approximately 85.5%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the year ended December 31, 2009, we did not grant any warrants outside the 2006 Plan.

The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):

	For the Years Ended December 31,
	2009		2008		2007
	Impact of Stock-Based Compensation
	As Reported	Comp.	As Reported	Comp.	As Reported	Comp.
Income from operations	$38,857	$(3,607)	$29,287	$(2,902)	$19,272	$(3,313)

Net loss attributable to RadNet, Inc.’s common stockholders before income taxes	$(1,824)	$(3,607)	$(12,685)	$(2,902)	$(17,794)	$(3,313)

Net loss attributable to RadNet, Inc.’s common stockholders	$(2,267)	$(3,607)	$(12,836)	$(2,902)	$(18,131)	$(3,313)

Basic and diluted net loss per share attributable to RadNet, Inc.’s common stockholders	$(0.06)	$(0.10)	$(0.36)	$(0.08)	$(0.52)	$(0.10)

Net diluted earnings per share attributable to RadNet, Inc.’s common stockholders	$(0.06)	$(0.10)	$(0.36)	$(0.08)	$(0.52)	$(0.10)

The following summarizes all of our option and warrant transactions in 2009:
			Weighted Average
		Weighted Average	Remaining	Aggregate
Outstanding Options and Warrants Under the 2006 Plan	Shares	Exercise price Per Common Share	Contractual Life (in years)	Intrinsic Value
Balance, December 31, 2008	2,451,000	$5.44
Granted	1,733,750	2.41
Exercised	-	-
Canceled or expired	(225,000)	4.72
Balance, December 31, 2009	3,959,750	4.15	4.13	$226,770
Exercisable at December 31, 2009	2,133,584	4.09	3.96	226,770

			Weighted Average
		Weighted Average	Remaining	Aggregate
Non-Plan		Exercise price	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Per Common Share	(in years)	Value
Balance, December 31, 2008	3,432,898	$2.07
Granted	-	-
Exercised	(375,000)	0.64
Canceled or expired	-	-
Balance, December 31, 2009	3,057,898	2.24	2.32	$1,847,266
Exercisable at December 31, 2009	2,614,566	1.91	2.35	1,797,666

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on December 31, 2009. Total intrinsic value of options and warrants exercised during the year ended December 31, 2009 was approximately $848,000.  As of December 31, 2009, total unrecognized share-based compensation expense related to non-vested employee awards was approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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
	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

December 31, 2009	2.65%	3.1 years	91.45%	-
December 31, 2008	2.75%	3.41 years	71.75%	-
December 31, 2007	4.54%	4.19 years	94.38%	-

We have determined the expected term assumption under the “Simplified Method” as defined in ASC Topic 718, originally issued as SAB No. 110. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

The weighted-average grant date fair value of stock options and warrants granted during the years ended December 31, 2009, 2008 and 2007 was $1.43, $2.54 and $3.43, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases – We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2025.  Certain leases contain renewal options from two to ten years and escalation based either on the consumer price index or fixed rent escalators.  The schedule below includes lease renewals that are reasonably assured.  Leases with fixed rent escalators are recorded on a straight-line basis.  We record deferred rent for tenant leasehold improvement allowances received from a lessor and amortize the deferred rent expense over the term of the lease agreement.  Minimum annual payments under operating leases for future years, including all options to extend, ending December 31 are as follows (in thousands):

	Facilities	Equipment	Total
2010	$28,105	$7,000	$35,105
2011	24,644	5,949	30,593
2012	22,247	4,169	26,416
2013	19,197	2,605	21,802
2014	16,395	146	16,541
Thereafter	59,931	-	59,931
	$170,519	$19,869	$190,388

Total rent expense, including equipment rentals, for the years ended December 31, 2009, 2008 and 2007 was $43.4 million, $43.5 million and $41.3 million, respectively.

Salaries and consulting agreements – We have a variety of arrangements for the payment of professional and employment services.  The agreements provide for the payment of professional fees to physicians under various arrangements, including a percentage of revenue collected from 15.0% to 21.0%, fixed amounts per periods and combinations thereof.

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

NOTE 13 – EMPLOYEE BENEFIT PLAN

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

NOTE 14 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2009 and 2008.  This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for earnings per share).

	2009 Quarter Ended				2008 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Statement of Operations Data:
Net revenue	$128,003	$131,146	$133,404	$131,815	$113,897	$126,559	$130,902	$127,457

Total operating expenses	118,204	120,527	124,261	121,132	107,961	119,011	121,362	121,194

Total other expense	13,219	13,370	12,365	11,478	13,556	12,495	12,047	13,562

Equity in earnings of joint ventures	2,635	2,453	1,751	1,617	2,292	2,837	2,686	1,976

Income tax expense	37	13	231	162	123	14	14	-

Net income (loss)	(822)	(311)	(1,702)	660	(5,451)	(2,124)	165	(5,323)

Net income attributable to noncontrolling interests	20	25	24	23	24	25	27	27

Net income (loss) attributable to RadNet, Inc. common stockholders	(842)	(336)	(1,726)	637	(5,475)	(2,149)	138	(5,350)

Basic net income (loss) per share attributable to RadNet, Inc. common stockholders	(0.02)	(0.01)	(0.05)	0.02	(0.15)	(0.06)	0.00	(0.15)

Diluted net income (loss) per share attributable to RadNet, Inc. common stockholders	(0.02)	(0.01)	(0.05)	0.02	(0.15)	(0.06)	0.00	(0.15)

Weighted average shares outstanding
Basic	35,916	35,924	36,105	36,238	35,561	35,672	35,760	35,875
Diluted	35,916	35,924	36,105	37,418	35,561	35,672	37,015	35,875

NOTE 15 – RELATED PARTY TRANSACTIONS

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

NOTE 16 – SUBSEQUENT EVENTS

On January 1, 2010, we completed the acquisition of Union Imaging Center in Union, New Jersey from Modern Medical Modalities Corporation for approximately $5.4 million and the issuance of 75,000 shares of RadNet, Inc. common stock valued at approximately $161,000 as of December 31, 2009.  The center operates imaging modalities including MRI, CT, PET/CT, mammography, ultrasound, nuclear medicine and X-ray.

On February 28, 2010, the Company amended and extended for approximately five additional years its arrangement with GE Medical Systems under which GE Medical Systems has agreed to be responsible for the maintenance and repair of a majority of the Company’s equipment through 2017.

On March 1, 2010, we completed the acquisition of Anaheim Open MRI in Anaheim, CA for cash consideration of $0.9 million.  The facility operates MRI, CT, ultrasound and X-ray, and has been rebranded as Anaheim Advanced Imaging.

On March 12, 2010, as part of a plan to refinance our existing revolving line of credit, term loan B and second lien credit facility, that matures in 2011, 2012 and 2013, respectively, together with Radnet Management, Inc., our wholly owned subsidiary, we entered into a commitment  and term loan engagement letter (or, the Commitment Letter) with Barclays Capital (the investment banking division of Barclays Bank PLC), Deutsche Bank Securities Inc., Deutsche Bank Trust Company Americas, General Electric Capital Corporation, GE Capital Markets, Inc., Royal Bank of Canada, RBC Capital Markets (the brand name for the capital markets activities of Royal Bank of Canada and its affiliates) and Jefferies Finance LLC (together, the Banks).  Under the Commitment Letter, these Banks have severally committed, subject to the terms and conditions set forth in the Commitment Letter, to provide us with proposed new $100 million senior secured revolving credit facility expiring on the fifth anniversary of the closing of the financing (or, the new revolving credit facility), and we have agreed to seek commitments for a new $275 million senior secured term loan maturing on the sixth anniversary of the closing of the financing (or, the new term loan credit facility and together with the new revolving credit facility, the new senior secured credit facilities).

In addition, we intend to offer approximately $210 million aggregate principal amount of senior unsecured debt securities due 2018 (or, the notes) to qualified institutional buyers in a private placement, subject to market and other conditions. The notes will be issued by Radnet Management, Inc., our wholly-owned subsidiary, and guaranteed by us and the subsidiaries that guarantee our new senior secured credit facilities, on a full and unconditional basis.

We expect to close the senior note issuance and the new senior secured credit facilities concurrently in April 2010, and the closing of each would be conditioned upon the closing of the other.

Also, on March 15, 2010, we announced that we had entered into letters of intent to acquire the business of the Truxton Medical Group in Bakersfield, California, and the New Jersey operating subsidiary of Health Diagnostics, the cash consideration for which will be financed from a portion of the net proceeds of the New Credit Facilities and the notes.  We expect that aggregate consideration for the target acquisitions will be approximately $24.5 million, plus the issuance of 375,000 shares of our common stock. The acquisitions are subject to the execution of definitive agreements and customary closing conditions.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer, and Chief Financial Officer, concluded that, effective as of December 31, 2009, our disclosure controls and procedures were at that “reasonable assurance” level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
RadNet, Inc.

We have audited RadNet Inc. and subsidiaries' (“RadNet’s”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RadNet’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on RadNet’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, RadNet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of RadNet, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity deficit, and cash flows for each of the three years in the period ended December 31, 2009 of RadNet, Inc. and subsidiaries and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 15, 2010

Item 9B	Other Information

Commitment and Term Loan Engagement Letter.

Overview.  On March 12, 2010, RadNet Management, Inc. (or the “Borrower”) confirmed its intent to obtain $375 million of senior secured first lien bank financing pursuant to the Commitment and Term Loan Engagement Letter described below.  The following summary of the material terms of the Commitment and Term Loan Engagement Letter, dated as of March 12, 2010 (the “Commitment Letter”), is qualified in its entirety by the terms of the actual Commitment Letter, which is filed as exhibit 10.30 to this annual report.  The following summary may not contain all of the information about the Commitment Letter that is important to you.  We encourage you to read the Commitment Letter carefully and in its entirety.  The foregoing are forward-looking statements subject to known and unknown risks.

Subject to the terms and conditions set forth in the Commitment Letter, Barclays Bank PLC (“Barclays Bank”), Deutsche Bank Trust Company Americas, General Electric Capital Corporation, Royal Bank of Canada and Jefferies Finance LLC (collectively referred to herein as the “Lenders”) have committed severally (but not jointly) to provide to the Borrower a $100 million senior secured first lien revolving credit facility expiring in April, 2015 (the “New Revolving Credit Facility”).  The commitments are subject to certain conditions, including, but not limited to, the Borrower having received commitments (from institutional lenders reasonably acceptable to the Lenders and the other parties to the Commitment Letter) to provide a senior secured first lien term loan facility in an aggregate principal amount of at least $275 million, maturing in April, 2016 (the “New Term Loan Credit Facility”).  We refer to the New Term Loan Credit Facility and New Revolving Credit Facility collectively as the “New Credit Facilities”.  Pursuant to the Commitment Letter, Barclays Bank has agreed to act as sole and exclusive administrative agent and collateral agent, and each of Barclays Capital (the investment banking division of Barclays Bank), Deutsche Bank Securities Inc., GE Capital Markets, Inc. and RBC Capital Markets has agreed to act as joint lead arrangers and joint bookrunners (the “Joint Lead Arrangers”), in each case, in connection with the New Credit Facilities.

RadNet Management, Inc. will be the borrower under the New Credit Facilities.  The New Credit Facilities will be unconditionally guaranteed by RadNet, Inc., all of the Borrower’s current and future domestic subsidiaries as well as certain affiliates of the Borrower, including Beverly Radiology Medical Group III, Beverly Radiology Medical Group, Inc., Breastlink Medical Group, Inc. and ProNet Imaging Medical Group, Inc. (the “Guarantors”).  The New Credit Facilities will be secured by perfected first priority security interests in all of the Borrower’s and the Guarantors’ tangible and intangible assets, including, but not limited to, pledges of the equity interests of the Borrower and all of its subsidiaries.

The consummation of the New Credit Facilities is contingent upon the issuance of $210.0 million (or such lesser amount as may be otherwise agreed by the Borrower and the Joint Lead Arrangers) in aggregate principal amount of unsecured senior notes (the “Notes”) and upon the satisfaction of various other conditions as described further below.

The Borrower intends to use the net proceeds of the borrowings under the New Credit Facilities, together with the net proceeds from the issuance of the Notes, to refinance existing debt and to finance certain acquisitions and to pay fees and expenses related thereto.

Interest Rates.  Interest on the outstanding balances under the New Credit Facilities is payable on a quarterly basis for loans bearing interest based upon the Base Rate; on the last day of selected interest periods for loans bearing interest based upon the reserve adjusted Eurodollar Rate (and at the end of every three months, in the case of interest periods longer than three months); and upon prepayment, in each case payable in arrears.  With respect to loans made under the New Term Loan Credit Facility and the New Revolving Credit Facility, all amounts outstanding are expected to bear interest, at the Borrower’s option, at a rate per annum equal to the Base Rate plus 2.75-3.00% per annum; or the reserve adjusted Eurodollar Rate plus 3.75-4.00% per annum.  At no time will the Base Rate be deemed to be less than 3.00% per annum or the reserve adjusted Eurodollar Rate be deemed to be less than 2.00% per annum.  As used herein, the terms “Base Rate” and “Eurodollar Rate” will have meanings customary and appropriate for financings of this type.

Voluntary Prepayments.  The Borrower may optionally prepay loans in whole or in part without premium or penalty; provided that loans bearing interest based upon the reserve adjusted Eurodollar Rate will be prepayable only on the last day of the applicable interest period unless the Borrower pays any related breakage costs.  Voluntary prepayments of the New Term Loan Credit Facility will be applied to scheduled amortization payments and the payment at final maturity on a pro rata basis and may not be reborrowed.

Mandatory Prepayments.  The Borrower would be required to prepay loans upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets of RadNet, Inc., the Borrower or any of its subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of RadNet, Inc., the Borrower or any of its subsidiaries, (iii) the receipt of net cash proceeds from the incurrence of indebtedness by RadNet, Inc., the Borrower or any of its subsidiaries (other than certain indebtedness otherwise permitted under the loan documents relating to the New Credit Facilities), (iv) 50% of annual “Consolidated Excess Cash Flow” (to be defined in the loan documents relating to the New Credit Facilities) of RadNet, Inc. and its subsidiaries, and (v) the receipt of net cash proceeds by RadNet, Inc., the Borrower or any of its subsidiaries from “Extraordinary Receipts” (to be defined in the loan documents relating to the New Credit Facilities).

Conditions Precedent.  The Lenders’ several obligations to furnish the New Credit Facilities are subject to closing conditions usual and customary for financings of this kind generally, including, but not limited to, the closing of the issuance of the Notes, the Borrower’s receipt of the proceeds of the Notes, delivery of certain financial information, satisfaction of due diligence and satisfactory delivery of other customary closing documentation.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Proposal 1 – Election Of Directors” and “Compensation of Directors and Executive Officers” and “Corporate Governance – Board Committees – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year (the “Proxy Statement”).  Information regarding the Company’s executive officers is set forth below.

The Company adopted a code of financial ethics applicable to its chief executive officer, chief financial officer, controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC.  This code is publicly available on the Company’s web site at www.radnet.com.  If the Company makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the Company’s chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on its web site or in a report on Form 8-K filed with the SEC.

Executive Officers

Our executive officers are:

Name	Age	Officer Since	Position
Howard G. Berger, M.D.	64	1992	President and Chief Executive Officer

John V. Crues, III, M.D.	60	2000	Medical Director

Stephen M. Forthuber	49	2006	Executive Vice President and Chief Operating Officer-Eastern Operations

Norman R. Hames	53	1996	Executive Vice President, Secretary, Chief Operating Officer-Western Operations

Jeffrey L. Linden	67	2001	Executive Vice President and General Counsel

Mark D. Stolper	38	2004	Executive Vice President and Chief Financial Officer

Michael N. Murdock	55	2007	Executive Vice President and Chief Development Officer

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

John V. Crues, III, M.D. is a world-renowned radiologist.  Dr. Crues has served as our Vice President and Medical Director since 2000.  Dr. Crues plays a significant role as a musculoskeletal specialist for many of our patients as well as a resource for physicians providing services at our facilities.  Dr. Crues received his M.D. at Harvard University, completed his internship at the University of Southern California in Internal Medicine, and completed a residency at Cedars-Sinai in Internal Medicine and Radiology.  Dr. Crues has authored numerous publications while continuing to actively participate in radiological societies such as the Radiological Society of North America, American College of Radiology, California Radiological Society, International Society for Magnetic Resonance Medicine and the International Skeletal Society.

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

Mark D. Stolper has served as our Chief Financial Officer since 2004 and prior to that was an independent member of our Board of Directors.  Prior to joining us, he had diverse experiences in investment banking, private equity, venture capital investing and operations.  Mr. Stolper began his career as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read.  After Dillon Read, Mr. Stolper joined Archon Capital Partners, which made private equity investments in media and entertainment companies.  Mr. Stolper received his operating experience with Eastman Kodak, where he was responsible for business development for Kodak’s Entertainment Imaging subsidiary ($1.5 billion in sales).  Mr. Stolper was also co-founder of Broadstream Capital Partners, a Los Angeles-based investment banking firm focused on advising middle market companies engaged in financing and merger and acquisition transactions.

Michael N. Murdock has served as our Executive Vice President and Chief Development Officer since 2007. Mr. Murdock has spent the majority of his career in senior financial positions with health care companies, ranging in size from venture-backed startups to multi-billion dollar corporations, including positions with American Medical International (“AMI”) and its successor American Medical Holding, Inc., a publicly traded owner and operator of acute care facilities, that was acquired by National Medical Enterprises, now Tenet Healthcare. From 1999 through 2004, Mr. Murdock served as Chief Financial Officer of Dental One, a venture capital-backed owner and operator of 48 dental practices in Texas, Arizona, Colorado and Utah. From 2005 to 2006, Mr. Murdock served as Chief Financial Officer of Radiologix and joined the Company following the Radiologix acquisition.  Mr. Murdock began his career in 1978 as an auditor with Arthur Andersen after receiving a B.S. degree from California State University, Northridge.

Our officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of our officers and directors.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with 120 days after the end of the company’s fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information as to Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters is incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Security Ownership of Certain Beneficial Owners

The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2009, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock,

•	each of our Named Executive Officers and directors, and

•	all of our current executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o RadNet, Inc., 1510 Cotner Ave., Los Angeles, CA 90025.

We have determined beneficial ownership in accordance with the rules of the SEC.  Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 36,259,279 shares of common stock outstanding on December 31, 2009.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2009.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Shares Beneficially Owned

Howard G. Berger, M.D.(1)	6,505,140		17.9%
Marvin S. Cadwell	125,178	(2)	*
John v. Crues, III, M.D.	773,262	(3)	2.1%
Norman R. Hames	1,347,898	(4)	3.7%
Lawrence L. Levitt	156,250	(5)	*
Michael L. Sherman, M.D.	155,065	(6)	*
David L. Swartz	191,250	(7)	*
Jeffrey L. Linden	985,000	(8)	2.7%
Mark D. Stolper	360,538	(9)	1%
Stephen M. Forthuber	391,667	(10)	1%
Michael N. Murdock	85,000	(11)	*
All directors and executive officers as a group (11 persons)	11,076,298	(12)	30.5%

*	Represents less than 1%.
**
Subject to applicable community property statutes and except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned.

(1)	As a result of his stock ownership and positions as president and director, Dr. Berger may be deemed to be a controlling person of our company.
(2)	Beneficial ownership includes 106,250 shares subject to options exercisable within 60 days of December 31, 2009.
(3)	Beneficial ownership includes 350,000 shares subject to options and warrant exercisable within 60 days of December 31, 2009.
(4)	Beneficial ownership includes 1,322,898 shares subject to options and warrants exercisable within 60 days of December 31, 2009.
(5)	Beneficial ownership includes 131,250 shares subject to options and warrants exercisable within 60 days of December 31, 2009.
(6)	Beneficial ownership includes 106,250 shares subject to options exercisable within 60 days of December 31, 2009.
(7)	Beneficial ownership includes 156,250 shares subject to options and warrants exercisable within 60 days of December 31, 2009.
(8)	Beneficial ownership includes 437,500 shares subject to options and warrants exercisable within 60 days of December 31, 2009.
(9)	Beneficial ownership includes 283,334 shares subject to options and warrants exercisable within 60 days of December 31, 2009.
(10)	Beneficial ownership includes 391,667 shares subject to options exercisable within 60 days of December 31, 2009.
(11)	Beneficial ownership includes 85,000 shares subject to options exercisable within 60 days of December 31, 2009.
(12)	Beneficial ownership includes 3,370,399 shares subject to options and warrants exercisable within 60 days of December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Review and Approval of Related Party Transactions

 As a matter of policy, the Board of Directors reviews any transaction in which we are proposed to be a party, directly or indirectly, and any of the following persons or entities is or is entitled to be a party, directly or indirectly, to the transaction or any director has a material financial interest in the transaction:  (i) any of our executive officers or any related person of any such officer or a director, (ii) any person or entity of which the executive officer or director or any related person is the owner of more than 5% of the securities, (iii) any person or entity that controls one or more of the persons specified in subparagraph (ii) or a person that is controlled by, or is under common control with one or more of the persons specified in subparagraph (ii), or (iv) an individual who is a general partner, principal or employer of a director.  Additionally, any transaction which would be required to be disclosed pursuant to Item 404 by Regulation S-K of the Regulations of the SEC is reviewed by the Board of Directors.

Related Party Transactions

Howard G. Berger, M.D. is our President and Chief Executive Officer, chair of our board of directors, and owns approximately 18% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in Beverly Radiology Medical Group ("BRMG"). BRMG provides all of the professional medical services at most of our California facilities under a management agreement and contracts with various other independent physicians and physician groups to provide all of the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than providing such services directly or through subsidiaries, in order to comply with California's prohibition against the corporate practice of medicine. However, as a result of this close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that professional medical services are provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated practice groups.

Under our management agreement with BRMG, which expires on January 1, 2014, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79%, at December 31, 2009, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger's compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG is a guarantor under revolving credit facility with General Electric Capital Corporation.

Dr. Crues and Dr. Berger receive all or a portion of their salary from BRMG.

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

Director Independence

The information as to Director Independence is incorporated by reference to the Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the company’s fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules	Page No.

(a) Financial Statements – The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets	51

Consolidated Statements of Operations	52

Consolidated Statements of Equity Deficit	53

Consolidated Statements of Cash Flows	54

Notes to Consolidated Financial Statements	56 to 75

(b) Financial Statements Schedules

Schedules – The Following financial statement schedules are filed herewith:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

RADNET, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges
	Beginning of	Against	Deductions	Balance at End
	Year	Income	from Reserve	of Year

Year Ended December 31, 2009
Accounts Receivable-Allowance for Bad Debts	$12,065	$32,704	$(31,818)	$12,951

Year Ended December 31, 2008
Accounts Receivable-Allowance for Bad Debts	$11,571	$30,832	$(30,338)	$12,065

Year Ended December 31, 2007
Accounts Receivable-Allowance for Bad Debts	$8,486	$27,467	$(24,382)	$11,571

 (c) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit	Incorporated by Reference to

2.1	Agreement and Plan of Merger, dated as of July 6, 2006, by and among Primedex, Radiologix, Radnet Management, Inc. and Merger Sub	(E)

2.2	Agreement and Plan of Merger and Reorganization, dated as of September 3, 2008	(M)

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation	(M)

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008	(M)

3.3	Bylaws	(M)

4.1	Form of Common Stock Certificate	(G)

10.1	2000 Incentive Stock Option Plan (as amended)*	(C)

10.2	2006 Equity Incentive Plan*	(E)

10.3	First Amendment to the 2006 Equity Incentive Plan*	(K)

10.4	Form of Warrant recharacterized as under the 2006 Equity Incentive plan – Form A	(K)

10.5	Form of Warrant recharacterized as under the 2006 Equity Incentive plan – Form B	(K)

10.6	Form of Indemnification Agreement between the registrant and each of its officers and directors*	(L)

10.7	Employment Agreement dated as of June 12, 1992 between RadNet and Howard G. Berger, M.D.	(A)
	and amendment to agreement.*	(D)

10.8	Employment Agreement dated April 16, 2001, with Jeffrey L. Linden	(B)
	and amendment to agreement*	(D)

10.9	Employment Agreement with Norman R. Hames dated May 1, 2001	(B)
	and amendment to agreement*	(D)

10.10	Employment Agreement with Mark Stolper effective January 1, 2009*	(N)

10.11	Retention Agreement with Stephen Forthuber dated November 15, 2006*	(H)

10.12	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004	(C)

10.14
Credit Agreement, dated as November 15, 2006, among Radnet Management, Inc., the Credit Parties designated therein, General Electric Capital Corporation, as Agent, the lenders described therein, and GE Capital Markets, Inc.
(F)

10.15	Amendment No. 1 of Existing Credit Agreement with General Electric Capital dated April 2007.	(N)

10.16	Amendment No. 2 of Existing Credit Agreement with General Electric Capital dated May 2007.	(N)

10.17	Amendment No. 3 of Existing Credit Agreement with General Electric Capital Corporation dated August 2007.	(I)

10.18	Amendment No. 4 of Existing Credit Agreement with General Electric Capital Corporation dated November 2007.	(N)

Exhibit No.	Description of Exhibit	Incorporated by Reference to

10.19	Amendment No. 5 of Existing Credit Agreement with General Electric Capital Corporation dated February 2008.	(J)

10.20	Amendment No. 6 of Existing Credit Agreement with General Electric Capital Corporation dated April 2008.	(N)

10.21
Second Lien Credit Agreement, dated as of November 15, 2006, among Radnet Management, Inc., the Credit Parties designated therein, General Electric Capital Corporation, as Agent, the Lenders described therein, and GE Capital Markets, Inc.
(F)

10.22	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated May 2007.	(N)

10.23	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated August 2007.	(I)

10.24	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated November 2007.	(N)

10.25	Guaranty, dated as of November 15, 2006, by and among the Guarantors identified therein and General Electric Capital Corporation.	(F)

10.26	Second Lien Guaranty, dated as of November 15, 2006, by and among the Guarantors identified therein and General Electric Capital Corporation.	(F)

10.27	Pledge Agreement, dated as of November 15, 2006, by and among the Pledgors identified therein and General Electric Capital Corporation.	(F)

10.28	Security Agreement, dated as of November 15, 2006, by and among the Grantors identified therein and General Electric Capital Corporation.	(F)

10.29	Second Lien Security Agreement, dated as of November 15, 2006, by and among the Grantors identified therein and General Electric Capital Corporation.	(F)

10.30	Commitment and Term Loan Engagement Letter dated March 12, 2010.	(N)

14	Code of Financial Ethics	(C)

21	List of Subsidiaries	(N)

23.1	Consent of Registered Independent Public Accounting Firm	(N)

24	Power of Attorney	(O)

31.1	CEO Certification pursuant to Section 302	(N)

31.2	CFO Certification pursuant to Section 302	(N)

32.1	CEO Certification pursuant to Section 906	(N)

32.2	CFO Certification pursuant to Section 906	(N)

* Management contract with compensatory arrangement.

(A)	Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992.

(B)	Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2001.

(C)	Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003.

(D)	Incorporated by reference to exhibit filed with the Form 10-Q for the quarter ended January 31, 2004.

(E)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-4 (File No. 333-136800).

(F)	Incorporated by reference to exhibit filed with Form 8-K for November 21, 2006.

(G)	Incorporated by reference to exhibit filed with Form 10-K for October 31, 2006.

(H)	Incorporated by reference to exhibit filed with Form 10-K/T for December 31, 2006.

(I)	Incorporated by reference to exhibit filed with Form 8-K for August 24, 2007.

(J)	Incorporated by reference to exhibit filed in an amendment to Form 10-K for December 31, 2007.

(K)	Incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008.

(L)	Incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008.

(M)	Incorporated by reference to exhibit filed with Form 8-K for September 4, 2008.

(N)	Filed herewith.

(O)	Included on signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
Date: March 15, 2010	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Howard G. Berger, M.D. and Mark D. Stolper, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 15, 2010

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 15, 2010

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 15, 2010

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 15, 2010

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 15, 2010

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 15, 2010

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 15, 2010

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: March 15, 2010