Form 10-K/A
period 2009-12-31
RadNet, Inc.
filed 2010-03-31
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-K/A
AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock outstanding on March 10, 2010, was 36,259,279 shares (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein or in the Annual Report on Form 10-K filed on March 15, 2010, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the U.S. Securities and Exchange Commission on March 15, 2010 (the "Original Filing"), solely for the purpose of complying with Rule 3-09 of Regulation S-X.  Rule 3-09 requires that we file financial statements of certain unconsolidated joint ventures in which we hold equity interests of 50% or less and account for them under the equity method, to the extent the unconsolidated joint ventures are individually significant.  Under Rule 3-09 of Regulation S-X, we are permitted to file combined financial statements for individually significant unconsolidated joint ventures which are in the same line of business.

We have determined that as of and for the year ended December 31, 2009, three of our unconsolidated joint venture interests including   Franklin Imaging Joint Venture, Carroll County Radiology, LLC and MRI at St. Joseph Medical Center, LLC, (collectively, the “Group”), were significant equity method investees under Rule 3-09.  Accordingly, we are filing in this Amendment No. 1 the combined financial statements of the Group under Item 8 – Financial Statements and Supplementary Data, and we are amending Item 15 - Exhibits and Financial Statement Schedules, to include a list of the financial statements and exhibits being filed herewith.

A fourth unconsolidated joint venture, MIB Partnership, LLP ("MIB"), meets the definition of "Significant Subsidiary" under Rule 1-02(w)(3) of Regulation S-X (the "Income Test"), but does not otherwise meet the definition of "Significant Subsidiary".  Notwithstanding this determination under the Income Test, MIB should not be considered a significant joint venture interest for which audited financial information is required to be filed.  We have submitted correspondence to the Securities and Exchange Commission to ask for their concurrence with our determination.  If audited financial information of MIB is determined to be required under Rule 3-09, we intend to file an additional amendment to our Annual Report on Form 10-K to include MIB in the combined financial statements included herewith.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing.   Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART II.
Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 5.

Report of Independent Registered Public Accounting Firm

To the partners of:

Franklin Imaging Joint Venture;

Carroll County Radiology, LLC;

MRI at St. Joseph Medical Center, LLC.

We have audited the accompanying combined balance sheet of certain RadNet, Inc. affiliates including Franklin Imaging Joint Venture, Carroll County Radiology, LLC and MRI at St. Joseph Medical Center, LLC, (collectively,  the “Group”), as of December 31, 2009, and the related combined statements of income, partners’ equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Group’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Group at December 31, 2009, and the combined results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

                                                        /s/ Ernst & Young LLP

March 31, 2010

Los Angeles, California

CERTAIN RADNET, INC. AFFILIATES
COMBINED BALANCE SHEETS
(IN THOUSANDS)

	December 31,	December 31,
	2009	2008
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,306	$519
Accounts receivable, net of allowance for bad debts of $1,832 and $1,236 at December 31, 2009 and 2008, respectively	5,403	6,094
Due from affiliates	5,988	4,999
Prepaid expenses and other current assets	956	465
Total current assets	13,653	12,077
PROPERTY AND EQUIPMENT, NET	19,785	18,731
Total assets	$33,438	$30,808
LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,717	$1,708
Current portion of deferred rent	196	61
Current portion of equipment notes payable	1,368	1,366
Current portion of obligations under capital leases	906	646
Total current liabilities	5,187	3,781
LONG-TERM LIABILITIES
Deferred rent, net of current portion	707	124
Equipment notes payable, net of current portion	3,316	4,687
Obligations under capital lease, net of current portion	2,331	2,142
Total liabilities	11,541	10,734
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY
Radnet, Inc.	9,836	9,064
Other partners	12,061	11,010
Total partners' equity	21,897	20,074
Total liabilities and partners' equity	$33,438	$30,808

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES
COMBINED STATEMENTS OF INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
NET REVENUE	$43,074	$43,784	$32,349

OPERATING EXPENSES
Operating expenses	27,272	26,875	20,458
Depreciation and amortization	3,269	3,227	1,518
Provision for bad debts	2,482	2,416	1,510
Loss (gain) on sale of equipment	-	68	(8)
Total operating expenses	33,023	32,586	23,478

INCOME FROM OPERATIONS	10,051	11,198	8,871

Net interest expense	659	647	52

NET INCOME	$9,392	$10,551	$8,819

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES
COMBINED STATEMENTS OF PARTNERS' EQUITY
(IN THOUSANDS)

	Radnet, Inc.	Other Partners	Total

BALANCE - January 1, 2007 (unaudited)	$7,935	$10,434	$18,369
Contributions	714	744	1,458
Net Income	4,835	3,984	8,819
Transfers	(392)	392	-
Distributions	(5,418)	(6,522)	(11,940)
BALANCE - December 31, 2007 (unaudited)	7,674	9,032	16,706
Contributions	400	600	1,000
Net Income	4,725	5,826	10,551
Distributions	(3,735)	(4,448)	(8,183)
BALANCE - December 31, 2008 (unaudited)	9,064	11,010	20,074
Contributions	-	-	-
Net Income	4,171	5,221	9,392
Distributions	(3,399)	(4,170)	(7,569)
BALANCE - December 31, 2009	$9,836	$12,061	$21,897

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES
COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$9,392	$10,551	$8,819
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	3,269	3,227	1,518
Provision for bad debts	2,482	2,416	1,510
Deferred rent amortization	718	29	158
Net loss (gain) on sale of assets	-	68	(8)
Changes in operating assets and liabilities
Accounts receivable	(1,791)	(4,009)	(919)
Other current assets	(1,308)	(3,011)	(883)
Accounts payable and accrued expenses	373	(986)	675
Net cash provided by operating activities	13,603	9,118	10,870
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,046)	(5,555)	(6,669)
Proceeds from sale of equipment	911	18	38
Net cash used in investing activities	(3,135)	(5,537)	(6,631)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(2,112)	(1,457)	(169)
Proceeds from borrowings on notes payable	-	2,125	4,742
Partner contributions	-	1,000	1,458
Distributions to partners	(7,101)	(7,350)	(11,940)
Net cash used in financing activities	(9,681)	(6,515)	(5,909)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	787	(2,934)	(1,670)
CASH AND CASH EQUIVALENTS, beginning of period	519	3,453	5,123
CASH AND CASH EQUIVALENTS, end of period	$1,306	$519	$3,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$659	$647	$52

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Group entered into capital leases and equipment notes for approximately $1.2 million, $2.7 million (unaudited) and $751,000 (unaudited), during the years ended December 31, 2009, 2008 and 2007, respectively.

CERTAIN  RADNET, INC.  AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

The financial information for 2008 and 2007 included herein has been prepared by management of Radnet, Inc. without audit.  Management of Radnet, Inc. believes that such financial information has been prepared in conformity with U.S. generally accepted accounting principles, and includes all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the years ended December 31, 2008 and 2007.

Franklin Imaging Joint Venture, Carroll County Radiology, LLC and MRI at St. Joseph Medical Center, LLC, (collectively, the “Group”), are joint ventures between Radnet, Inc. and, as applicable, hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Each joint venture within the Group is an affiliate of Radnet, Inc. as follows:

		% owned by Radnet, Inc.

	Franklin Imaging Joint Venture	49%
	Carroll County Radiology, LLC	40%
	MRI at St. Joseph Medical Center	49% *

*	Prior to December 2007, Radnet, Inc. owned 73% of MRI at St. Joseph Medical Center

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF COMBINATION – Under Rule 3-09 of Regulation S-X, Radnet, Inc. is permitted to file combined financial statements for individually significant unconsolidated joint ventures which are in the same line of business.  The combined financial statements include the assets, liabilities, and operations of each member of the Group. The operating activities of each of these joint ventures are completely separate from one another and are in no way affiliated with one another. Accordingly there are no intercompany transactions and balances to be eliminated when combining each together.

USE OF ESTIMATES - The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions affect various matters including the Group’s reported amounts of assets and liabilities in the combined balance sheets at the dates of the financial statements; disclosure of contingent assets and liabilities at the dates of the financial statements; and reported amounts of revenues and expenses in the combined statements of income during the reporting periods. These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could materially differ from these estimates.

REVENUE RECOGNITION – Combined net revenue consists of net patient fee for service revenue   Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on an evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information.  Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services.

CONCENTRATION OF CREDIT RISKS - Financial instruments that potentially subject the Group to credit risk are primarily cash equivalents and accounts receivable. Each joint venture places its cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.   Substantially all accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients.  Services are generally provided pursuant to one-year contracts with healthcare providers.  Receivables generally are collected within industry norms for third-party payors.  The Group continuously monitors collections from its clients and maintains an allowance for bad debts based upon any specific payor collection issues that are identified and historical experience.

CASH AND CASH EQUIVALENTS – The Group considers all highly liquid investments that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of the related lease term or their estimated useful lives, whichever is shorter, which range from 3 to 30 years. Only a few leasehold improvements are deemed to have a life greater than 15 years. Maintenance and repairs are charged to expenses as incurred.

INCOME TAXES - Each member of the Group is treated as a partnership for federal and state income tax purposes where all taxable income is allocated to the partners in accordance with the respective partnership agreement.  Accordingly, no income tax provision is recorded by the joint ventures.

FAIR VALUE MEASUREMENTS –The combined balance sheets include the following financial instruments: cash and cash equivalents, receivables, trade accounts payable, capital leases, long-term debt and other liabilities.  The Group considers the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.  Additionally, the Group considers the carrying amount of its equipment notes payable and capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.

NOTE 3 – RECENT ACCOUNTING STANDARDS

In May 2009, the FASB issued Statement No. 165, “Subsequent Events,” codified in FASB ASC Topic 855, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Each unconsolidated joint venture subsidiary adopted the provisions of ASC Topic 855 for the quarter ended September 30, 2009. The adoption of these provisions did not have a material effect on the combined financial statements.

Each joint venture evaluated subsequent events through the time of filing this Form 10-K/A.

In September 2009, the ASC became the authoritative source of accounting principles accepted in the United States (“GAAP”) recognized by the FASB.  All existing FASB accounting standards and guidance were superseded by the ASC.  Instead of issuing new accounting standards in the form of statements, FASB staff positions and Emerging Issues Task Force abstracts, the FASB now issues Accounting Standards Updates that update the ASC.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws continue to be additional sources of authoritative GAAP for SEC registrants.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2009	2008
		(unaudited)
Medical equipment	$19,848	$19,446
Office equipment, furniture and fixtures	1,914	1,846
Leasehold improvements	11,678	9,097
Equipment under capital leases	4,661	3,469
	38,101	33,858
Accumulated depreciation and amortization	(18,316)	(15,127)
	$19,785	$18,731

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2009, 2008 and 2007 totaled $3.3 million, $3.2 million (unaudited) and $1.4 million (unaudited), respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2009	2008
		(unaudited)
Accounts payable	$271	$70
Accrued expenses	1,859	1,085
Accrued payroll and vacation	587	553
Total	$2,717	$1,708

NOTE 6 – EQUIPMENT NOTES PAYABLE AND CAPITAL LEASES

One member of the Group, MRI at St. Joseph Medical Center, LLC, holds four promissory notes issued by a financing company for the purpose of acquiring imaging equipment.  These notes have interest rates between 7.1% and 8.2%, mature on or before May 2013 and are collateralized by the acquired equipment.

The following is a listing of annual principal maturities of the equipment notes discussed above for years ending December 31 (in thousands):

2010	$1,368
2011	1,480
2012	1,601
2013	235
Total minimum payments	$4,684

The Group leases equipment under capital lease arrangements.  Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2010	$1,134
2011	1,134
2012	978
2013	331
2014	147
Total minimum payments	3,724
Amount representing interest	(487)
Present value of net minimum lease payments	3,237
Less current portion	(906)
Long-term portion	$2,331

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases – The Group leases various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2022.  Certain leases contain renewal options from two to ten years and escalation clauses based either on the consumer price index or fixed rent escalators.  The schedule below includes lease renewals that the joint ventures are expected to make at reasonably assured level.  Leases with fixed rent escalators are recorded on a straight-line basis.  The Group records deferred rent for tenant leasehold improvement allowances received from a lessor and amortizes the deferred rent expense over the term of the lease agreement.  Minimum annual payments under operating leases for future years, including all options to extend, ending December 31 follow (in thousands):

	Facilities	Equipment	Total
2010	$1,577	$801	$2,378
2011	1,324	548	1,872
2012	1,335	91	1,426
2013	1,372	-	1,372
2014	1,410	-	1,410
Thereafter	6,164	-	6,164
	$13,182	$1,440	$14,622

Total rent expense, including equipment rentals, for the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $3.2 million (unaudited) and $3.2 million (unaudited), respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Radnet, Inc. contracts with each joint venture within the Group to provide certain administrative services including assistance with accounting, payroll and employee benefits processing, and billing and collection functions on behalf of these joint ventures.  Radnet Inc. remits to the joint ventures all amounts collected through its administration of the billing and collection functions.

 Radnet, Inc., as administrator over payroll and employee benefits, pays salary and benefit obligations on behalf of these joint ventures and then bills each joint venture for its respective portion.

  Radnet, Inc. contracts certain members of its contracted radiologist groups to perform professional services for the joint ventures.  Radnet, Inc., on behalf of its contracted radiologist groups, bills each joint venture for its respective share of the professional fees incurred through its utilization of these contracted radiologists.  Radnet, Inc. remits to its contracted radiologist groups all amounts collected from the joint ventures for the billed professional fees.

 Amounts receivable from and payable to Radnet Inc. for the activities listed above are summarized in due from affiliates on the Group’s combined balance sheets and was $6.0 million and $5.0 million (unaudited) at December 31, 2009 and 2008, respectively.  Due from affiliates of $6.0 million at December 31, 2009 consists of a receivable from Radnet, Inc. of $9.5 million for amounts collected through its administration of the billing and collection functions not yet remitted to the joint ventures at December 31, 2009.  This receivable is offset by amounts payable to Radnet, Inc. of $800,000 for the unpaid portion of billed administrative services performed, $1.2 million for the unpaid portion of professional fees which Radnet must in turn remit to its contracted radiologists, and $1.5 million for unpaid payroll and employee benefit costs.

Carroll County General Hospital, Inc., a partner of Carroll County Radiology, LLC, is also the lessor of one imaging center location within this joint venture.  Carroll County General Hospital, Inc., as the lessor, requested the joint venture to relocate so that its facility could be utilized for other purposes.  As part of the relocation agreement, Carroll County General Hospital, Inc. purchased from Carroll County Radiology, LLC certain leasehold improvements for $911,000.

St. Joseph Medical Center, Inc., a partner of St. Joseph Medical Center, LLC, is managing, on behalf of this joint venture, the construction of a new breast care center.  As manager of this construction project, St. Joseph Medical Center, Inc. pays upfront all construction costs incurred which it, in turn, bills the joint venture.  St. Joseph Medical Center, LLC had accrued expenses of $164,000 at December 31, 2009 related to this activity.

PART IV

(a)  Financial Statements – The following financial statements are filed herewith:

Item 15. Exhibits and Financial Statement Schedules	Page No.

(a) Financial Statements – The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm	4

Combined Balance Sheets of Certain Radnet, Inc. Affiliates	5

Combined Statements of Income of Certain Radnet, Inc. Affiliates	6

Combined Statements of Partners’ Equity of Certain Radnet, Inc. Affiliates	7

Combined Statements of Cash Flows of Certain Radnet, Inc. Affiliates	8 to 9

Notes to Combined Financial Statements	10 to 13

(c) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit	Incorporated by Reference to

2.1	Agreement and Plan of Merger, dated as of July 6, 2006, by and among Primedex, Radiologix, Radnet Management, Inc. and Merger Sub	(E)

2.2	Agreement and Plan of Merger and Reorganization, dated as of September 3, 2008	(M)

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation	(M)

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008	(M)

3.3	Bylaws	(M)

4.1	Form of Common Stock Certificate	(G)

10.1	2000 Incentive Stock Option Plan (as amended)*	(C)

10.2	2006 Equity Incentive Plan*	(E)

10.3	First Amendment to the 2006 Equity Incentive Plan*	(K)

10.4	Form of Warrant recharacterized as under the 2006 Equity Incentive plan – Form A	(K)

10.5	Form of Warrant recharacterized as under the 2006 Equity Incentive plan – Form B	(K)

10.6	Form of Indemnification Agreement between the registrant and each of its officers and directors*	(L)

10.7	Employment Agreement dated as of June 12, 1992 between RadNet and Howard G. Berger, M.D.	(A)
	and amendment to agreement.*	(D)

10.8	Employment Agreement dated April 16, 2001, with Jeffrey L. Linden	(B)
	and amendment to agreement*	(D)

10.9	Employment Agreement with Norman R. Hames dated May 1, 2001	(B)
	and amendment to agreement*	(D)

10.10	Employment Agreement with Mark Stolper effective January 1, 2009*	(N)

10.11	Retention Agreement with Stephen Forthuber dated November 15, 2006*	(H)

10.12	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004	(C)

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
(F)

10.22	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated May 2007.	(N)

10.23	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated August 2007.	(I)

10.24	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated November 2007.	(N)

10.25	Guaranty, dated as of November 15, 2006, by and among the Guarantors identified therein and General Electric Capital Corporation.	(F)

10.26	Second Lien Guaranty, dated as of November 15, 2006, by and among the Guarantors identified therein and General Electric Capital Corporation.	(F)

10.27	Pledge Agreement, dated as of November 15, 2006, by and among the Pledgors identified therein and General Electric Capital Corporation.	(F)

10.28	Security Agreement, dated as of November 15, 2006, by and among the Grantors identified therein and General Electric Capital Corporation.	(F)

10.29	Second Lien Security Agreement, dated as of November 15, 2006, by and among the Grantors identified therein and General Electric Capital Corporation.	(F)

10.30	Commitment and Term Loan Engagement Letter dated March 12, 2010.	(N)

14	Code of Financial Ethics	(C)

21	List of Subsidiaries	(N)

23.1	Consent of Registered Independent Public Accounting Firm	(N)

23.2	Consent of Registered Independent Public Accounting Firm	(O)

24	Power of Attorney	(N)

31.1	CEO Certification pursuant to Section 302	(O)

31.2	CFO Certification pursuant to Section 302	(O)

32.1	CEO Certification pursuant to Section 906	(O)

32.2	CFO Certification pursuant to Section 906	(O)

* Management contract with compensatory arrangement.

(A)	Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992.

(B)	Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2001.

(C)	Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003.

(D)	Incorporated by reference to exhibit filed with the Form 10-Q for the quarter ended January 31, 2004.

(E)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-4 (File No. 333-136800).

(F)	Incorporated by reference to exhibit filed with Form 8-K for November 21, 2006.

(G)	Incorporated by reference to exhibit filed with Form 10-K for October 31, 2006.

(H)	Incorporated by reference to exhibit filed with Form 10-K/T for December 31, 2006.

(I)	Incorporated by reference to exhibit filed with Form 8-K for August 24, 2007.

(J)	Incorporated by reference to exhibit filed in an amendment to Form 10-K for December 31, 2007.

(K)	Incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008.

(L)	Incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008.

(M)	Incorporated by reference to exhibit filed with Form 8-K for September 4, 2008.

(N)	Incorporated by reference to the Form 10-K for December 31, 2009.

(O)	Filed herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
Date: March 31, 2010	/ s/ HOWARD G . BERGER, M.D.
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/ s/ HOWARD G . BERGER, M.D.	Date: March 31, 2010
Howard G. Berger, M.D., Director, Chief Executive Officer and President

By	/s/ MARVIN S. CADWELL *	Date: March 31, 2010
Marvin S. Cadwell, Director

By	/s/ JOHN V. CRUES, III, M.D. *	Date: March 31, 2010
John V. Crues, III, M.D., Director

By	/s/ NORMAN R. HAMES *	Date: March 31, 2010
Norman R. Hames, Director

By	/s/ DAVID L. SWARTZ *	Date: March 31, 2010
David L. Swartz, Director

By	/s/ LAWRENCE L. LEVITT *	Date: March 31, 2010
Lawrence L. Levitt, Director

By	/s/ MICHAEL L. SHERMAN, M.D. *	Date: March 31, 2010
Michael L. Sherman, M.D., Director

By	/s/ MARK D. STOLPER	Date: March 31, 2010
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

 *   By Mark D. Stolper, as attorney- in- fact