Form 10-K/A
period 2009-12-31
RadNet, Inc.
filed 2010-05-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-K/A
AMENDMENT NO. 2

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

Large Accelerated Filer	[_]	Accelerated Filer	[X]
Non-Accelerated Filer	[_] (Do not check if a smaller reporting company)	Smaller Reporting Company	[_]

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein or in the Annual Report on Form 10-K filed on March 15, 2010, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 2) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the U.S. Securities and Exchange Commission (SEC) on March 15, 2010, as amended by Amendment No. 1 thereto (Original Filing), solely for the purpose of complying with Rule 3-09 of Regulation S-X.  Rule 3-09 requires that we file financial statements of certain unconsolidated joint ventures in which we hold equity interests of 50% or less and account for them under the equity method, to the extent the unconsolidated joint ventures are individually significant.  Under Rule 3-09 of Regulation S-X, we are permitted to file combined financial statements for individually significant unconsolidated joint ventures which are in the same line of business.

We filed a Form 10-K/A (Amendment No. 1) with the SEC on March 31, 2010.  That amendment included financial statements for three of our unconsolidated joint venture interests.  At the time we filed our 10-K/A (Amendment No. 1), financial information for MIB Partnership, LLP was not available for audit.  Such financial information was made available for audit subsequent to the filing of Form 10-K/A (Amendment No. 1), consequently we are updating the combined financial statements as described in Note 1 following to include MIB Partnership, LLP.  These financial statements are intended to replace those included in our Form 10-K/A (Amendment No. 1).  Accordingly, we are filing this Amendment No. 2 to include the combined financial statements of the Group (as defined in Note 1 to the combined financial statements) under Item 8 – Financial Statements and Supplementary Data, and we are amending Item 15 - Exhibits and Financial Statement Schedules, to include a list of the financial statements and exhibits being filed herewith.

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

Report of Independent Registered Public Accounting Firm

To the partners of:

MIB Partnership, LLP;

Franklin Imaging Joint Venture;

Carroll County Radiology, LLC;

MRI at St. Joseph Medical Center, LLC.

We have audited the accompanying combined balance sheet of certain RadNet, Inc. affiliates including MIB Partnership, LLP; Franklin Imaging Joint Venture, Carroll County Radiology, LLC and MRI at St. Joseph Medical Center, LLC, (collectively,  the “Group”), as of December 31, 2009, and the related combined statements of income, partners’ equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Group’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                           /s/ Ernst & Young LLP

May 10, 2010

Los Angeles, California

CERTAIN RADNET, INC. AFFILIATES
COMBINED BALANCE SHEETS
(IN THOUSANDS)

	December 31,	December 31,
	2009	2008
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,028	$2,335
Accounts receivable, net of allowance for bad debts of $1,832 and $1,236 at December 31, 2009 and 2008, respectively	5,954	6,914
Due from affiliates	5,988	4,999
Prepaid expenses and other current assets	1,001	581
Total current assets	16,971	14,829
PROPERTY AND EQUIPMENT, NET	21,736	21,029
Total assets	$38,707	$35,858
LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,963	$2,009
Current portion of deferred rent	196	61
Current portion of equipment notes payable	1,368	1,366
Current portion of obligations under capital leases	1,226	949
Total current liabilities	5,753	4,385
LONG-TERM LIABILITIES
Deferred rent, net of current portion	707	124
Equipment notes payable, net of current portion	3,316	4,687
Obligations under capital leases, net of current portion	2,392	2,523
Total liabilities	12,168	11,719
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY
Radnet, Inc.	11,613	10,697
Other partners	14,926	13,442
Total partners' equity	26,539	24,139
Total liabilities and partners' equity	$38,707	$35,858
The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES
COMBINED STATEMENTS OF INCOME
(IN THOUSANDS)

	Years Ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
NET REVENUE	$49,909	$51,274	$40,456

OPERATING EXPENSES
Operating expenses	31,435	31,061	25,230
Depreciation and amortization	3,631	3,527	1,630
Provision for bad debts	2,482	2,416	1,509
Loss (gain) on sale of equipment	-	68	(8)
Total operating expenses	37,548	37,072	28,361

INCOME FROM OPERATIONS	12,361	14,202	12,095

Net interest expense (income)	669	665	(35)

NET INCOME	$11,692	$13,537	$12,130

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES
COMBINED STATEMENTS OF PARTNERS' EQUITY
(IN THOUSANDS)

	Radnet, Inc.	Other Partners	Total

BALANCE - January 1, 2007 (unaudited)	$9,804	$13,570	$23,374
Contributions	714	744	1,458
Net Income	5,663	6,467	12,130
Transfers	(392)	392	-
Distributions	(6,369)	(9,373)	(15,742)
BALANCE - December 31, 2007 (unaudited)	9,420	11,800	21,220
Contributions	400	600	1,000
Net Income	5,471	8,066	13,537
Distributions	(4,594)	(7,024)	(11,618)
BALANCE - December 31, 2008 (unaudited)	10,697	13,442	24,139
Net Income	4,745	6,947	11,692
Distributions	(3,829)	(5,463)	(9,292)
BALANCE - December 31, 2009	$11,613	$14,926	$26,539

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES
COMBINED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2009	2008	2007
		(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$11,692	$13,537	$12,130
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	3,631	3,527	1,630
Provision for bad debts	2,482	2,416	1,509
Deferred rent amortization	718	27	158
Net loss (gain) on sale of assets	-	68	(8)
Changes in operating assets and liabilities
Accounts receivable	(1,523)	(4,029)	(799)
Other current assets	(1,239)	(3,048)	(902)
Accounts payable and accrued expenses	322	(942)	596
Net cash provided by operating activities	16,083	11,556	14,314
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,062)	(5,622)	(6,683)
Proceeds from sale of equipment	911	18	38
Net cash used in investing activities	(3,151)	(5,604)	(6,645)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(2,415)	(1,678)	(169)
Proceeds from borrowings on notes payable	-	2,125	4,742
Partner contributions	-	1,000	1,458
Distributions to partners	(8,824)	(10,786)	(15,742)
Net cash used in financing activities	(11,239)	(9,339)	(9,711)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,693	(3,387)	(2,042)
CASH AND CAH EQUIVALENTS, beginning of period	2,335	5,722	7,764
CASH AND CASH EQUIVALENTS, end of period	$4,028	$2,335	$5,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$690	$683	$52

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Group entered into capital leases and equipment notes for approximately $1.2 million, $3.6 million (unaudited) and $751,000 (unaudited), during the years ended December 31, 2009, 2008 and 2007, respectively.

The Group recorded distributions to partners of $468,000 and $832,000 (unaudited) during the years ended December 31, 2009 and 2008, respectively, that were not paid for as of December 31, 2009 and 2008, respectively  The offsetting amounts due were recorded in the combined balance sheets under accounts payable and accrued expenses.

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

MIB Partnership, LLP, Franklin Imaging Joint Venture, Carroll County Radiology, LLC and MRI at St. Joseph Medical Center, LLC, (collectively, the “Group”), are joint ventures between Radnet, Inc. and, as applicable, hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Each joint venture within the Group is an affiliate of Radnet, Inc. as follows:

		% owned by Radnet, Inc.

	MIB Partnership, LLP	25%
	Franklin Imaging Joint Venture	49%
	Carroll County Radiology, LLC	40%
	MRI at St. Joseph Medical Center	49% *

*	Prior to December 2007, Radnet, Inc. owned 73% of MRI at St. Joseph Medical Center

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

FAIR VALUE MEASUREMENTS –The combined balance sheets include the following financial instruments: cash and cash equivalents, receivables, trade accounts payable, capital leases, equipment notes payable and other liabilities.  The Group considers the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment. Additionally, the Group considers the carrying amount of its equipment notes payable and capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2009	2008
		(unaudited)
Medical equipment	$19,865	$19,462
Office equipment, furniture and fixtures	5,093	5,011
Leasehold improvements	13,994	11,413
Equipment under capital leases	5,565	4,373
	44,517	40,259
Accumulated depreciation and amortization	(22,781)	(19,230)
	$21,736	$21,029

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2009, 2008 and 2007 totaled $3.6 million, $3.5 million (unaudited) and $1.6 million (unaudited), respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2009	2008
		(unaudited)
Accounts payable	$444	$260
Accrued expenses	1,932	1,196
Accrued payroll and vacation	587	553
Total	$2,963	$2,009

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

The Group leases equipment under capital lease arrangements.  Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2010	$1,467
2011	1,194
2012	978
2013	331
2014	148
Total minimum payments	4,118
Amount representing interest	(500)
Present value of net minimum lease payments	3,618
Less current portion	(1,226)
Long-term portion	$2,392

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

	Facilities	Equipment	Total
2010	$1,675	$801	$2,476
2011	1,421	548	1,969
2012	1,432	91	1,523
2013	1,470	-	1,470
2014	1,508	-	1,508
Thereafter	6,457	-	6,457
	$13,963	$1,440	$15,403

Total rent expense, including equipment rentals, for the years ended December 31, 2009, 2008 and 2007 was $3.4 million, $3.4 million (unaudited) and $4.1 million (unaudited), respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Radnet, Inc. contracts with three members of the Group, Franklin Imaging Joint Venture, Carroll County Radiology, LLC and MRI at St. Joseph Medical Center, LLC, to provide certain administrative services including assistance with accounting, payroll and employee benefits processing, and billing and collection functions on behalf of these joint ventures. Radnet Inc. remits to these joint ventures all amounts collected through its administration of the billing and collection functions.

Radnet, Inc., as administrator over payroll and employee benefits, pays salary and benefit obligations on behalf of these joint ventures and then bills each of these joint ventures for its respective portion.

Radnet, Inc. contracts certain members of its contracted radiologist groups to perform professional services for these joint ventures. Radnet, Inc., on behalf of its contracted radiologist groups, bills each of these joint ventures for its respective share of the professional fees incurred through its utilization of these contracted radiologists. Radnet, Inc. remits to its contracted radiologist groups all amounts collected from these joint ventures for the billed professional fees.

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

PART IV

(a)  Financial Statements – The following financial statements are filed herewith:

Item 15. Exhibits and Financial Statement Schedules	Page No.

(a) Financial Statements – The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm	4

Combined Balance Sheets of Certain Radnet, Inc. Affiliates	5

Combined Statements of Income of Certain Radnet, Inc. Affiliates	6

Combined Statements of Partners’ Equity of Certain Radnet, Inc. Affiliates	7

Combined Statements of Cash Flows of Certain Radnet, Inc. Affiliates	8 to 9

Notes to Combined Financial Statements	10 to 13

(c) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit	Incorporated by Reference to

2.1	Agreement and Plan of Merger, dated as of July 6, 2006, by and among Primedex, Radiologix, Radnet Management, Inc. and Merger Sub	(E)

2.2	Agreement and Plan of Merger and Reorganization, dated as of September 3, 2008	(M)

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation	(M)

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008	(M)

3.3	Bylaws	(M)

4.1	Form of Common Stock Certificate	(G)

4.2	Pledge and Security Agreement, dated as of April 6, 2010, among each of the grantors party thereto and Barclays Bank PLC	(O)

4.3	Indenture, dated as of April 6, 2010, among Radnet Management, Inc., RadNet, Inc. and the other guarantors party thereto and U.S. Bank National Association, as trustee	(O)

4.4
Registration Rights Agreement, dated as of April 6, 2010, among RadNet, Inc., the other guarantors party thereto, and Deutsche Bank Securities Inc., as representative of the several initial purchasers of the Notes
(O)

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
(F)

10.22	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated May 2007.	(N)

10.23	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated August 2007.	(I)

10.24	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated November 2007.	(N)

10.25	Guaranty, dated as of November 15, 2006, by and among the Guarantors identified therein and General Electric Capital Corporation.	(F)

10.26	Second Lien Guaranty, dated as of November 15, 2006, by and among the Guarantors identified therein and General Electric Capital Corporation.	(F)

10.27	Pledge Agreement, dated as of November 15, 2006, by and among the Pledgors identified therein and General Electric Capital Corporation.	(F)

10.28	Security Agreement, dated as of November 15, 2006, by and among the Grantors identified therein and General Electric Capital Corporation.	(F)

10.29	Second Lien Security Agreement, dated as of November 15, 2006, by and among the Grantors identified therein and General Electric Capital Corporation.	(F)

10.30	Commitment and Term Loan Engagement Letter dated March 12, 2010	(N)

10.31
Credit and Guaranty Agreement, dated as of April 6, 2010, among Radnet Management, Inc., as borrower, RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., as guarantors, Barclays Capital, Deutsche Bank Securities Inc., GE Capital Markets, Inc. and Royal Bank of Canada, as joint bookrunners and joint lead arrangers, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as co-syndication agents, RBC Capital Markets, as documentation agent, and Barclays Bank PLC, as administrative agent and collateral agent
(O)

14	Code of Financial Ethics	(C)

21	List of Subsidiaries	(N)

23.1	Consent of Registered Independent Public Accounting Firm	(N)

23.2	Consent of Registered Independent Public Accounting Firm	(P)

24	Power of Attorney	(N)

31.1	CEO Certification pursuant to Section 302	(P)

31.2	CFO Certification pursuant to Section 302	(P)

32.1	CEO Certification pursuant to Section 906	(P)

32.2	CFO Certification pursuant to Section 906	(P)
________________________
* Management contract with compensatory arrangement.

(A)	Incorporated by reference to exhibit filed in an amendment to Form 8-K report for June 12, 1992.

(B)	Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2001.

(C)	Incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003.

(D)	Incorporated by reference to exhibit filed with the Form 10-Q for the quarter ended January 31, 2004.

(E)	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-4 (File No. 333-136800).

(F)	Incorporated by reference to exhibit filed with Form 8-K for November 21, 2006.

(G)	Incorporated by reference to exhibit filed with Form 10-K for October 31, 2006.

(H)	Incorporated by reference to exhibit filed with Form 10-K/T for December 31, 2006.

(I)	Incorporated by reference to exhibit filed with Form 8-K for August 24, 2007.

(J)	Incorporated by reference to exhibit filed in an amendment to Form 10-K for December 31, 2007.

(K)	Incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008.

(L)	Incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008.

(M)	Incorporated by reference to exhibit filed with Form 8-K for September 4, 2008.

(N)	Incorporated by reference to the Form 10-K for December 31, 2009.

(O)	Incorporated by reference to exhibit filed with Form 8-K for April 6, 2010.

(P)	Filed herewith.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
Date: May 10, 2010	/ s/ HOWARD G . BERGER, M.D.
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/ s/ HOWARD G . BERGER, M.D.	Date: May 10, 2010
Howard G. Berger, M.D., Director, Chief Executive Officer and President

By	/s/ MARVIN S. CADWELL *	Date: May 10, 2010
Marvin S. Cadwell, Director

By	/s/ JOHN V. CRUES, III, M.D. *	Date: May 10, 2010
John V. Crues, III, M.D., Director

By	/s/ NORMAN R. HAMES *	Date: May 10, 2010
Norman R. Hames, Director

By	/s/ DAVID L. SWARTZ *	Date: May 10, 2010
David L. Swartz, Director

By	/s/ LAWRENCE L. LEVITT *	Date: May 10, 2010
Lawrence L. Levitt, Director

By	/s/ MICHAEL L. SHERMAN, M.D. *	Date: May 10, 2010
Michael L. Sherman, M.D., Director

By	/s/ MARK D. STOLPER	Date: May 10, 2010
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

 *   By Mark D. Stolper, as attorney- in- fact