Form 10-Q
period 2010-03-31
RadNet, Inc.
filed 2010-05-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

The number of shares of the registrant’s common stock outstanding on May 10, 2010, was 36,774,279 shares.

Table of Contents

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$10,094
Accounts receivable, net	88,219	87,825
Prepaid expenses and other current assets	11,416	9,990
Total current assets	99,635	107,909
PROPERTY AND EQUIPMENT, NET	178,217	182,571
OTHER ASSETS
Goodwill	110,555	106,502
Other intangible assets	53,507	54,313
Deferred financing costs, net	7,559	8,229
Investment in joint ventures	17,507	18,741
Deposits and other	3,693	2,406
Total assets	$470,673	$480,671
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$70,268	$69,641
Due to affiliates	5,187	7,456
Notes payable	8,658	6,927
Current portion of deferred rent	605	560
Obligations under capital leases	13,015	14,121
Total current liabilities	97,733	98,705
LONG-TERM LIABILITIES
Deferred rent, net of current portion	9,234	8,920
Deferred taxes	277	277
Notes payable, net of current portion	413,172	416,699
Obligations under capital leases, net of current portion	10,964	13,568
Other non-current liabilities	18,612	17,263
Total liabilities	549,992	555,432
COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized;
36,399,279 and 36,259,279 shares issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	4	4
Paid-in-capital	157,779	156,758
Accumulated other comprehensive loss	(3,060)	(1,588)
Accumulated deficit	(234,100)	(229,989)
Total Radnet, Inc.'s equity deficit	(79,377)	(74,815)
Noncontrolling interests	58	54
Total equity deficit	(79,319)	(74,761)
Total liabilities and equity deficit	$470,673	$480,671

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

NET REVENUE	$124,178	$128,003

OPERATING EXPENSES
Operating expenses	98,639	97,013
Depreciation and amortization	13,275	13,174
Provision for bad debts	7,677	7,974
Loss on sale of equipment	104	26
Severance costs	132	17
Total operating expenses	119,827	118,204

INCOME FROM OPERATIONS	4,351	9,799

OTHER EXPENSES
Interest expense	9,967	13,022
Other expenses	-	197
Total other expenses	9,967	13,219

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	(5,616)	(3,420)

Provision for income taxes	(334)	(37)
Equity in earnings of joint ventures	1,861	2,635
NET LOSS	(4,089)	(822)
Net income attributable to noncontrolling interests	22	20
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(4,111)	$(842)

BASIC AND DILUTED NET LOSS PER SHARE
ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.11)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	36,363,946	35,916,169

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

					Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity Deficit	Interests	Equity Deficit
BALANCE - JANUARY 1, 2010	36,259,279	$4	$156,758	$(229,989)	$(1,588)	$(74,815)	$54	$(74,761)

Issuance of common stock to shareholders of Union Imaging	75,000	-	153	-	-	153	-	153
Issuance of common stock upon exercise of options/warrants	65,000	-	49	-	-	49	-	49
Stock-based compensation	-	-	819	-	-	819	-	819
Dividends paid to noncontrolling interests	-	-	-	-	-	-	(18)	(18)
Change in fair value of cash flow hedge	-	-	-	-	(1,472)	(1,472)	-	(1,472)
Net loss				(4,111)		(4,111)	22	(4,089)
Comprehensive income	-	-	-	-	-	(5,583)	22	(5,561)
BALANCE - MARCH 31, 2010	36,399,279	$4	$157,779	$(234,100)	$(3,060)	$(79,377)	$58	$(79,319)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,089)	$(822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,275	13,174
Provision for bad debts	7,677	7,974
Equity in earnings of joint ventures	(1,861)	(2,635)
Distributions from joint ventures	3,095	1,770
Deferred rent amortization	359	(177)
Deferred financing cost interest expense	670	670
Loss on sale of equipment	104	26
Stock-based compensation	819	709
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(8,071)	(9,047)
Other current assets	(1,426)	1,955
Other assets	(1,287)	4
Accounts payable and accrued expenses	7,337	3,087
Net cash provided by operating activities	16,602	16,688

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(6,708)	(1,811)
Purchase of property and equipment	(12,900)	(6,885)
Purchase of equity interest in joint ventures	-	(210)
Net cash used in investing activities	(19,608)	(8,906)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(5,538)	(5,519)
Distributions paid to noncontrolling interests	(18)	(21)
Payments on line of credit	-	(1,742)
Distributions to counterparties of cash flow hedges	(1,581)	(500)
Proceeds from issuance of common stock	49	-
Net cash used in financing activities	(7,088)	(7,782)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,094)	-
CASH AND CASH EQUIVALENTS, beginning of period	10,094	-
CASH AND CASH EQUIVALENTS, end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$9,340	$11,020

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We entered into capital leases and equipment notes for approximately $32,000 and $10.5 million, excluding capital leases assumed in acquisitions, during the three months ended March 31, 2010 and 2009, respectively.  We also acquired equipment for approximately $3.8 million and $1.3 million during the three months ended March 31, 2010 and 2009, respectively, that we had not paid for as of March 31, 2010 and 2009, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

As discussed in Note 5, we entered into interest rate swap modifications in the first quarter of 2009.  These modifications include a significant financing element and, as such, all cash inflows and outflows subsequent to the date of modification are presented as financing activities.

We record the change in fair value of the effective portion of our interest rate swaps that are designated as cash flow hedges to accumulated other comprehensive loss.  As such, we recorded unrealized losses as a component of other comprehensive loss of $1.5 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively.

Detail of investing activity related to acquisitions can be found in Note 3.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At March 31, 2010, we operated a group of regional networks comprised of 183 diagnostic imaging facilities located in seven states with operations primarily in California, Maryland, Florida, Kansas, Delaware, New Jersey and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. The Company’s operations comprise a single segment for financial reporting purposes.

The condensed consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”).  The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. ( “ DIS ” ), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively in this report as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 15% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Based on the provisions of the agreement, we have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. All intercompany balances and transactions have been eliminated in consolidation.

At the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2010 and 2009 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources

We had a working capital balance of $1.9 million and $9.2 million at March 31, 2010 and December 31, 2009, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $4.1 million and $842,000 for the three months ended March 31, 2010 and 2009, respectively.  We also had an equity deficit of $79.4 million and $74.8 million at March 31, 2010 and December 31, 2009, respectively.

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

Our business strategy with regard to operations focuses on the following:

●	maximizing performance at our existing facilities;

●	focusing on profitable contracting;

●	expanding MRI, CT and PET applications;

●	optimizing operating efficiencies; and

●	expanding our networks.

At March 31, 2010, our outstanding indebtedness included a $242.0 million senior secured term loan B, a $170.0 million second lien term loan and a $55.0 million revolving credit facility of which we qualified to borrow, as of March 31, 2010, up to an additional $30.4 million, with GE Commercial Finance Healthcare Financial Services originally entered into on November 15, 2006 (the “GE Credit Facility”).

In connection with the GE Credit Facility, on November 15, 2006, we entered into an interest rate swap, designated as a cash flow hedge, on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap, also designated as a cash flow hedge, on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the $270.0 million first lien term and revolving credit facilities was based upon a spread over LIBOR which floats with market conditions.

During the first quarter of 2009 we modified the two interest rate swaps designated as cash flow hedges described above.  The modifications, commonly referred to as “blend and extends,” extended the maturity of, and re-priced these two interest rate swaps for an additional 36 months, resulting in an estimated annualized cash interest expense savings of $2.9 million.

With respect to the $107 million interest rate swap, on January 28, 2009, we replaced the existing fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012.  With respect to the $90 million interest rate swap, on February 5, 2009, we replaced the existing fixed LIBOR rate of 5.03% with a new rate of 3.62% also maturing on November 15, 2012. Both modified interest swaps have been designated as cash flow hedges.

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

On April 6, 2010 we completed our debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015 and $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018 (the “Notes”).  We used $413.7 million of the proceeds from the debt restructuring to pay off our prior credit facility. As a result of this refinancing, we recorded in April 2010 a loss on extinguishment of debt of approximately $9.8 million.

New Credit Agreement

Radnet Management, Inc., a wholly-owned subsidiary of RadNet, Inc., entered into a new Credit and Guaranty Agreement (the “New Credit Agreement”) pursuant to which the Company obtained $385 million in senior secured bank financing, consisting of a $285 million, six-year term loan facility and a $100 million, five-year revolving credit facility (the New Credit Facilities). In connection with the New Credit Facilities, our wholly-owned subsidiary, Radnet Management, Inc., terminated the GE Credit Facility.

Interest. The New Credit Facilities will bear interest through maturity at a rate determined by adding the applicable margin to either (a) the Base Rate, which is the highest of the (i) Prime Rate, (ii) the rate which is 0.5% in excess of the Federal Funds Effective Rate, (iii) 3.00% and (iv) 1.00% in excess of the one-month Adjusted Eurodollar Rate at such time, or (b) the Adjusted Eurodollar Rate, which is the higher of (i) the London interbank offered rate, adjusted for statutory reserve requirements, for the respective interest period, as determined by the administrative agent and (ii) 2.00%.  Applicable margin means (i) (a) with respect to Tranche B Term Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Tranche B Term Loans that are Base Rate Loans, 2.75% per annum; and (ii) (a) with respect to Revolving Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Revolving Loans and Swing Line Loans that are Base Rate Loans, 2.75% per annum.

Payments. Commencing on June 30, 2010, we will be required to make quarterly amortization payments on the term loan facility, each in the amount of $712,500, with the remaining principal balance paid off at maturity.  Under the New Credit Agreement, we will also be required to make mandatory prepayments, subject to specified exceptions, from Consolidated Excess Cash Flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the loan documents relating to the New Credit Facilities) and (iv) the receipt of net cash proceeds by us or any of our subsidiaries from Extraordinary Receipts, as defined in the New Credit Agreement.

Guarantees and Collateral. The obligations under the New Credit Facilities are guaranteed by us, all of our current and future wholly-owned domestic restricted subsidiaries and certain of our affiliates.  The obligations under the New Credit Facilities and the guarantees are secured by a perfected first priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain customary covenants, the New Credit Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The New Credit Agreement contains financial covenants including a minimum interest coverage ratio, a maximum total leverage ratio and a limit on annual capital expenditures. Failure to comply with these covenants could permit the lenders under the New Credit Facilities to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable.

Events of Default. In addition to certain customary events of default, events of default under the New Credit Facilities include failure to pay principal or interest when due, a material breach of any representation or warranty contained in the loan documents, covenant defaults, events of bankruptcy and a change of control.

The Notes

The $200 million in aggregate amount of senior unsecured Notes have a coupon of 10.375% and were issued at a price of 98.680%. The Notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The Notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. The Notes will mature on April 1, 2018, and bear interest at the rate of 10.375% per year.  We will pay interest on the Notes on April 1 and October 1, commencing October 1, 2010. The Notes are governed under an indenture agreement with U.S. Bank National Association as trustee.

Ranking. The Notes and the guarantees:

●	rank equally in right of payment with any existing and future unsecured senior indebtedness of the guarantors;
●	rank senior in right of payment to all existing and future subordinated indebtedness of the Guarantors;
●
be effectively subordinated in right of payment to any secured indebtedness of the guarantors (including indebtedness under the New Credit Facilities) to the extent of the value of the assets securing such indebtedness; and

●	be structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that is not a guarantor of the Notes.

Optional Redemption. Radnet Management may redeem the Notes, in whole or in part, at any time on or after April 1, 2014, at the redemption prices specified under the Indenture.  Prior to April 1, 2013, we may redeem up to 35% of aggregate principal amount of the Notes issued under the Indenture from the net proceeds of one or more equity offerings at a redemption price equal to 110.375% of the Notes redeemed, plus accrued and unpaid interest, if any.  Radnet Management is also permitted to redeem the Notes prior to April 1, 2014, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole premium and accrued and unpaid interest, if any.

Change of Control and Asset Sales. If a change in control of Radnet Management occurs, Radnet Management must give holders of the Notes the opportunity to sell their Notes at 101% of their face amount, plus accrued interest.  If we or one of our restricted subsidiaries sells assets under certain circumstances, Radnet Management will be required to make an offer to purchase the Notes at their face amount, plus accrued and unpaid interest to the purchase date.

Restrictive Covenants. The Indenture contains covenants that limit, among other things, the ability of us and our restricted subsidiaries, to:

●	pay dividends or make certain other restricted payments or investments;

●	incur additional indebtedness and issue preferred stock;

●
create liens (other than permitted liens) securing indebtedness or trade payables unless the notes are secured on an equal and ratable basis with the obligations so secured, and, if such liens secure subordinated indebtedness, the notes are secured by a lien senior to such liens;

●	sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets;

●	enter into certain transactions with affiliates;

●	create restrictions on dividends or other payments by our restricted subsidiaries; and

●	create guarantees of indebtedness by restricted subsidiaries.

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture.

Equipment service contract

On February 28, 2010, we amended and extended for approximately five additional years our arrangement with GE Medical Systems under which GE Medical Systems has agreed to be responsible for the maintenance and repair of a majority of our equipment through 2017.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance.  A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance.  Although no assurance can be given, taking these factors into account, including our historical experience, we believe that through implementing our strategic plans, we will obtain sufficient cash to satisfy our obligations as they become due in the next twelve months.

NOTE 2 – RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, codified in FASB Accounting Standards Codification (ASC) Topic 805, Business Combinations, which replaces SFAS No. 141. ASC Topic 805 introduced significant changes in the accounting for and reporting of business acquisitions.  Pursuant to ASC Topic 805, an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and all transaction related costs are expensed. Subsequent changes, if any, to the acquisition-date fair value that are the result of facts and circumstances that did not exist as of the acquisition date will be recognized as part of on-going operations. In addition, ASC Topic 805 impacts the goodwill impairment test associated with acquisitions. The provisions of ASC Topic 805 were effective for business combinations for which the acquisition date was on or after January 1, 2009. The Company applied the provisions of ASC Topic805 to the facility acquisitions subsequent to January 1, 2009 as discussed in Note 3.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, codified in ASC Topic 810,  is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report minority interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, ASC Topic 810 eliminates the diversity that accounting for transactions between an entity and minority interests by requiring they be treated as equity transactions.  The Company adopted the provisions of ASC Topic 810 on January 1, 2009.  Such provisions are applied prospectively except for the presentation and disclosure requirements which have been applied retrospectively for all periods presented.  Accordingly, we have reclassified minority interests as a component of equity deficit and renamed this item “Non-controlling interests” on our consolidated balance sheets at March 31, 2010 and December 31, 2009. Additionally, our net loss for the three months ended March 31, 2010 and 2009 have been allocated between RadNet, Inc.’s common stockholders and noncontrolling interests.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. Early adoption is not permitted. Our adoption of ASU 2009-17 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Currently, the Company does not have any assets or liabilities that are subject to this guidance. As such, this guidance did not have an impact on the Company’s results of operation or financial position. This guidance is effective for interim and annual periods beginning after December 15, 2009.

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

NOTE 3 – FACILITY ACQUISITIONS

On January 1, 2010, we completed the acquisition of Union Imaging Center in Union, New Jersey from Modern Medical Modalities Corporation for approximately $5.4 million in cash and the issuance of 75,000 shares of RadNet, Inc. common stock valued at approximately $153,000 on the date of acquisition.  The center operates imaging modalities including MRI, CT, PET/CT, mammography, ultrasound, nuclear medicine and X-ray. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $1.9 million of fixed assets and $3.7 million of goodwill was recorded with respect to this transaction.

On March 1, 2010, we completed the acquisition of Anaheim Open MRI in Anaheim, CA for cash consideration of $910,000.  The facility operates MRI, CT, ultrasound and X-ray, and has been rebranded as Anaheim Advanced Imaging. We have made a preliminary purchase price allocation of the acquired assets and liabilities, and approximately $605,000 of fixed assets and $305,000 of goodwill was recorded with respect to this transaction.

On March 15, 2010, we acquired the imaging practice of Theodore Feit, M.D., Inc. in Burbank, CA for cash consideration of $350,000. We have made a purchase price allocation of the acquired assets and liabilities, and approximately $350,000 of fixed assets and no goodwill was recorded with respect to this transaction.

 NOTE 4 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2010	2009

Net loss attributable to Radnet, Inc.'s common stockholders	$(4,111)	$(842)

Weighted average number of common shares outstanding during the year	36,363,946	35,916,169
Basic and diluted loss per share attributable to Radnet, Inc.'s common stockholders
	$(0.11)	$(0.02)

For the three months ended March 31, 2010 and 2009, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.

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

During the first quarter of 2009 we modified the two interest rate swaps designated as cash flow hedges mentioned above.  The modifications, commonly referred to as “blend and extends”, extended the maturity of and re-priced these two interest rate swaps originally executed in 2006 for an additional 36 months, resulting in an estimated annualized cash interest expense savings of $2.9 million.

On the LIBOR hedge modification for a notional amount of $107 million of LIBOR exposure, the Company on January 29, 2009 replaced the existing fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012.  On the second LIBOR hedge modification for a notional amount of $90 million of LIBOR exposure, the Company, on February 5, 2009, replaced the existing fixed LIBOR rate of 5.03% with a new rate of 3.62% also maturing on November 15, 2012. Both modified interest swaps have been designated as cash flow hedges.

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

We document our risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Our use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. We do not hold or issue derivative financial instruments for speculative purposes. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive loss in the Company’s consolidated statement of equity deficit. The remaining gain or loss, if any, is recognized currently in earnings.

A tabular presentation of the fair value of derivative instruments as of March 31, 2010 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives designated as hedging instruments under ASC Topic 815

Interest rate contracts	Other non-current liabilities	$(10,373)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended March 31, 2010
Derivatives in ASC Topic 815 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)	Location of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)
Interest rate contracts	($ 1,472)	Interest income/ (expense)	None	Interest income/(expense)

For the three Months Ended March 31, 2009
Derivatives in ASC Topic 815 – Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)	Location of Gain (Loss) Recognized in OCI During the Term of the Hedge Relationship Reclassified into Income (Effective Portion)
Interest rate contracts	($ 4,292)	Interest income/ (expense)	* ($1,724)	Interest income/(expense)

  *    Amortization of OCI associated with the original cash flow hedges prior to modification (see discussion above).

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures decreased $1.2 million to $17.5 million at March 31, 2010 compared to $18.7 million at December 31, 2009.  This decrease is primarily related to our receipt of distributions of $3.1 million offset by our recording of equity earnings of $1.9 million.

We received management service fees from the centers underlying these joint ventures of approximately $1.6 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

The following table is a summary of key financial data for these joint ventures as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 (in thousands):

Balance Sheet Data:	March 31, 2010
Current assets	$18,922
Noncurrent assets	27,192
Current liabilities	(6,692)
Noncurrent liabilities	(8,027)
Total net assets	$31,395

Book value of Radnet joint venture interests	$13,634
Cost in excess of book value of acquired joint venture interests	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	490
Total value of Radnet joint venture interests	$17,507

Total book value of other joint venture partner interests	$17,761

Income Statement Data for the three months ended March 31,	2010	2009

Net revenue	$17,822	$18,923
Net income	$2,775	$3,689

NOTE 7 – STOCK BASED COMPENSATION

We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. We have reserved for issuance under the 2006 Plan 6,500,000 shares of common stock. Certain of the options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of March 31, 2010, 2,324,417, or approximately 53.6%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the three months ended March 31, 2010, we granted options and warrants to acquire 375,000 shares of common stock.

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

As of March 31, 2010, 2,719,566, or approximately 90.9%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the three months ended March 31, 2010, we did not grant any warrants outside the 2006 Plan.

The following tables illustrate the impact of stock-based compensation on reported amounts (in thousands except per share data):

	For the Three Months Ended March 31,
	2010		2009
	Impact of Stock-Based Compensation
	As Reported	Comp.	As Reported	Comp.
Income from operations	$4,351	$(819)	$9,799	$(709)
Loss attributable to Radnet, Inc.'s common stockholders before income tax	$(3,777)	$(819)	$(805)	$(709)
Net loss attributable to Radnet, Inc.'s common stockholders	$(4,111)	$(819)	$(842)	$(709)
Net basic and diluted earning per share attributable to Radnet, Inc.'s common stockholders	$(0.11)	$(0.02)	$(0.02)	$(0.02)

The following summarizes all of our option and warrant activity for the three months ended March 31, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Outstanding Options and Warrants		Exercise price	Contractual Life	Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2009	3,959,750	$4.15
Granted	375,000	2.07
Exercised	-	-
Canceled or expired	-	-
Balance, March 31, 2010	4,334,750	3.97	3.96	$ 1,650,735
Exercisable at March 31, 2010	2,324,417	3.98	3.79	941,585

			Weighted Average
		Weighted Average	Remaining	Aggregate
Non-Plan		Exercise price	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2009	3,057,898	$2.24
Granted	-	-
Exercised	(65,000)	0.75
Canceled or expired	-	-
Balance, March 31, 2010	2,992,898	2.28	2.11	$ 3,911,970
Exercisable at March 31, 2010	2,719,566	2.08	2.12	3,864,370

The aggregate intrinsic value in the table above represents the difference between our closing stock price on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options and warrants on March 31, 2010. Total intrinsic value of options and warrants exercised during the three months ended March 31, 2010 was approximately $93,900.  As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $4.2 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

The following is the weighted average data used to calculate the fair value:

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

March 31, 2010	2.62%	3.2 years	89.10%	-
March 31, 2009	1.73%	2.5 years	74.27%	-

We have determined the expected term assumption under the "Simplified Method" as defined in ASC Topic 718.  The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

The weighted-average grant date fair value of stock options and warrants granted during the three months ended March 31, 2010 and 2009 was $1.22 and $1.61, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

At March 31, 2010, based on Level 2 inputs, we determined the fair values of our first and second lien term loans issued on November 15, 2006 and extended on August 23, 2007 to be $242.0 million and $171.7 million, respectively.  The carrying amount of the first and second lien term loans at March 31, 2010 was $242.0 million and $170.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At March 31, 2010 the fair value of these swaps of a liability of $10.4 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

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

NOTE 10 – SUBSEQUENT EVENTS

On March 15, 2010, we announced that we had entered into letters of intent to acquire the business of Truxtun Medical Group in Bakersfield, California and the New Jersey operating subsidiary of Health Diagnostics.  Subsequent to the end of our first fiscal quarter, on April 16, 2010, we completed the purchase of Truxtun Medical Group.  Truxtun operates four multi-modality facilities in Bakersfield, a Metropolitan Statistical Area with a population exceeding 800,000 residents in Kern County, California.  Truxtun provides a broad range of services including MRI, CT, PET/CT, mammography, nuclear medicine, fluoroscopy, ultrasound, x-ray and related procedures.

On April 6, 2010 we completed our debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015 and $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018.  See Note 1 for  further details regarding this debt refinancing.

On April 30, 2010, we acquired three multi-modality facilities from Sonix Medical Resources, Inc. through a bankruptcy proceeding in New York for approximately $2.3 million in cash.  The facilities located in Brooklyn, New York, Chatham, New Jersey and Haddon Heights, New Jersey operate a combination of MRI, CT, mammography, ultrasound, fluoroscopy,  x-ray and related modalities.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements reflect, among other things, management’s current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied by such forward-looking statements.  Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “will,” “expects,” “should” and similar words and expressions are intended to identify forward-looking statements.  Except as required under the federal securities laws or by the rules and regulations of the SEC, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.  The factors included in “Risks Relating to Our Business,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended or supplemented by the information if any, in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.

The Company intends that all forward-looking statements made will be subject to the safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements are based upon, among other things, the Company’s assumptions with respect to:

●	future revenues;
●	expected performance and cash flows;
●	changes in regulations affecting the Company;
●	changes in third-party reimbursement rates;
●	the outcome of litigation;
●	the availability of radiologists at BRMG and our other contracted radiology practices;
●	competition;
●	acquisitions and divestitures of businesses;
●	joint ventures and other business arrangements;
●	access to capital and the terms relating thereto;
●	technological changes in our industry;
●	successful execution of internal plans;
●	compliance with our debt covenants; and
●	anticipated costs of capital investments.

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

Overview

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s services, industry outlook, and business trends.

With 183 centers, as of March 31, 2010, located in California, Delaware, Maryland, New Jersey, Florida, Kansas and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations.  Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients.  Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.  The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors.  Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop leading positions in regional markets in order to leverage operational efficiencies.  Our scale and density within our selected geographies provides close, long-term relationships with key payors, radiology groups and referring physicians.  Each of our facility managers is responsible for meeting our standards of patient service, managing relationships with local physicians and payors and maintaining profitability.  We provide corporate training programs, standardized policies and procedures and sharing of best practices among the physicians in our regional networks.

Our business strategy with regard to operations focuses on the following:

●	maximizing performance at our existing facilities;

●	focusing on profitable contracting;

●	expanding MRI, CT and PET applications;

●	optimizing operating efficiencies; and

●	expanding our networks.

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

The condensed consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”).  The condensed consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (“DIS”), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively in this report as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 15% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, in accordance with the management agreement between RadNet and BRMG. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Based on the provisions of the agreement, we have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. All intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

On February 28, 2010, we amended and extended for approximately five years our arrangement with GE Medical Systems under which it has agreed to be responsible for maintenance and repair of a majority of our equipment through 2017.  Under this amended contract, we have obtained lower pricing for the maintenance and repair of the majority of our advanced imaging equipment and we will be eligible to earn rebates from purchasing other General Electric products and services, such as medical equipment and information technology.  We believe this revised contract will provide us significant cost savings through the term of the agreement.

On April 6, 2010, subsequent to the period covered by this report, we completed a debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015 and $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018. See “Liquidity and Capital Resources” below.  We used $413.7 million of the proceeds from the debt restructuring to pay off our prior credit facility.

On April 16, 2010, subsequent to the period covered by this report, we completed the purchase of Truxtun Medical Group.  Truxtun operates four multi-modality facilities in Bakersfield, a Metropolitan Statistical Area with a population exceeding 800,000 residents in Kern County, California.  Truxtun provides a broad range of services including MRI, CT, PET/CT, mammography, nuclear medicine, fluoroscopy, ultrasound, x-ray and related procedures.

On April 30, 2010, we acquired three multi-modality facilities from Sonix Medical Resources, Inc. through a bankruptcy proceeding in New York for approximately $2.3 million in cash.  The facilities located in Brooklyn, New York, Chatham, New Jersey and Haddon Heights, New Jersey operate a combination of MRI, CT, mammography, ultrasound, fluoroscopy,  x-ray and related modalities.

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act (the “Act”) specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter.  Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy.  The Act also includes a provision which, for dates of service in 2010 only, replaces the 21.2% reduction in the Medicare Physician Fee Schedule payment update otherwise scheduled under the statutory formula with an update providing for an increased payment rate of 0.5%.  We cannot predict at this time whether Congress will enact additional legislation to revise the formula which determines the annual update to the conversion factor and payment rates, or if it will continue to pass incremental legislation to delay or decrease the payment reductions otherwise required under the statutory formula.  It is also possible that no action will be taken and that reductions in payments under the statutory formula will be implemented.

The Act also contains certain changes that may result in decreased revenue for the scans we perform for Medicare beneficiaries.  The Health Care and Education Reconciliation Act of 2010 (H.R. 4872), which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of seventy-five percent (75%).  The higher utilization rate should be fully implemented beginning in 2011, in place of the phase-in approach set forth in the legislation signed by the President into law.  Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

Critical Accounting Policies

Use of Estimates

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements that were prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  Management makes estimates and assumptions when preparing financial statements.  These estimates and assumptions affect various matters, including:

●	Our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements;
●	Our disclosure of contingent assets and liabilities at the dates of the financial statements; and
●	Our reported amounts of net revenue and expenses in our consolidated statements of operations during the reporting periods.

These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control.  As a result, actual amounts could materially differ from these estimates.

The SEC defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  In note 2 to our consolidated financial statements in our annual report on Form 10-K for fiscal year ended December 31, 2009, as amended, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates.  The most significant areas involving management’s judgments and estimates are described below.

During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described, in our annual report on Form 10-K for the fiscal year ended December 31, 2009, as amended.

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

Valuation of Goodwill and Long-Lived Assets

Goodwill at December 31, 2009 totaled $106.5 million.  Goodwill is recorded as a result of business combinations.  Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No.  142, "Goodwill and Other Intangible Assets," codified in FASB ASC Topic 350.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit.  The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data.  If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2009.  Based on our review, we noted no impairment related to goodwill as of October 1, 2009.  However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

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

In accordance with ASC Topic 815, we designate our interest rate swaps as cash flow hedges of floating-rate borrowings.  For interest rate swaps that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive income, then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in "interest expense" when the hedged transactions are interest cash flows associated with floating-rate debt).  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge components excluded from the assessment of effectiveness, are recognized in the statement of operations during the current period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009

NET REVENUE	100.0%	100.0%

OPERATING EXPENSES
Operating expenses	79.4%	75.8%
Depreciation and amortization	10.7%	10.3%
Provision for bad debts	6.2%	6.2%
Loss on sale of equipment	0.1%	0.0%
Severance costs	0.1%	0.0%

Total operating expenses	96.5%	92.3%

INCOME FROM OPERATIONS	3.5%	7.7%

OTHER EXPENSES
Interest expense	8.0%	10.2%
Other expenses	0.0%	0.2%

Total other expenses	8.0%	10.3%

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	-4.5%	-2.7%

Provision for income taxes	-0.3%	0.0%
Equity in earnings of joint ventures	1.5%	2.1%
NET LOSS	-3.3%	-0.6%
Net income attributable to noncontrolling interests	0.0%	0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-3.3%	-0.7%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Revenue

Net revenue for the three months ended March 31, 2010 was $124.2 million compared to $128.0 million for the three months ended March 31, 2009, a decrease of $3.8 million, or 3.0%.

Net revenue, including only those centers which were in operation throughout the first quarters of both 2010 and 2009, decreased $9.2 million, or 7.2%.  This 7.2% decrease is primarily the result of procedure cancellations driven by snow storms experienced on the east coast during January and February of 2010.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the three months ended March 31, 2010, net revenue from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $5.4 million

Operating Expenses

Operating expenses for the three months ended March 31, 2010 increased approximately $1.6 million, or 1.7%, from $97.0 million for the three months ended March 31, 2009 to $98.6 million for the three months ended March 31, 2010.  The following table sets forth our operating expenses for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Salaries and professional reading fees, excluding stock-based compensation	$54,665	$52,900
Stock-based compensation	819	709
Building and equipment rental	11,252	10,538
Medical supplies	6,762	7,897
Other operating expenses *	25,141	24,969
Operating expenses	98,639	97,013

Depreciation and amortization	13,275	13,174
Provision for bad debts	7,677	7,974
Loss on sale of equipment, net	104	26
Severance costs	132	17
Total operating expenses	$119,827	$118,204

*   Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $1.8 million, or 3.3%, to $54.7 million for the three months ended March 31, 2010 compared to $52.9 million for the three months ended March 31, 2009.

Salaries and professional reading fees, including only those centers which were in operation throughout the first quarters of both 2010 and 2009, decreased $168,000, or 0.3%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the three months ended March 31, 2010, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $1.9 million.

Stock-based compensation

Stock-based compensation increased $110,000, or 15.5%, to $819,000 for the three months ended March 31, 2010 compared to $709,000 for the three months ended March 31, 2009.  The increase is primarily due to additional options granted during the second half of 2009.

Building and equipment rental

Building and equipment rental expenses increased $714,000, or 6.8%, to $11.2 million for the three months ended March 31, 2010 compared to $10.5 million for the three months ended March 31, 2009.

Building and equipment rental expenses, including only those centers which were in operation throughout the first quarters of both 2010 and 2009, decreased $33,000, or 0.3%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the three months ended March 31, 2010, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $747,000.

Medical supplies

Medical supplies expense decreased $1.1 million, or 14.4%, to $6.8 million for the three months ended March 31, 2010 compared to $7.9 million for the three months ended March 31, 2009.

Medical supplies expenses, including only those centers which were in operation throughout the first quarters of both 2010 and 2009, decreased $1.3 million, or 17.0%.  This 17.0% decrease is primarily due to a change in vendors supplying certain drugs used in operating our Breastlink centers as well as obtaining certain rebates during the first quarter of 2010. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the three months ended March 31, 2010, medical supplies expense from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $204,000.

Depreciation and amortization

Depreciation and amortization increased $101,000, or 0.8%, to $13.3 million for the three months ended March 31, 2010 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Provision for bad debts

Provision for bad debts decreased $297,000, or 3.7%, to $7.7 million, or 6.2% of net revenue, for the three months ended March 31, 2010 compared to $8.0 million, or 6.2% of net revenue, for the three months ended March 31, 2009.

Interest expense

Interest expense for the three months ended March 31, 2010 decreased approximately $3.1 million, or 23.5%, from the same period in 2009.  This decrease is primarily due to the fact that interest expense for the three months ended March 31, 2009 includes amortization of Other Comprehensive Income associated with the modification of two interest rate swaps designated as cash flow hedges (see Note 5) as well as a reduction in LIBOR rates over the last 12 months resulting in a $1.7 million savings during the three months ended March 31, 2010 as compared to the first quarter of 2009.

Income tax expense

For the three months ended March 31, 2010 and 2009, we recorded $334,000 and $37,000, respectively, for income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the three months ended March 31, 2010, we recognized equity in earnings from unconsolidated joint ventures of $1.9 million compared to $2.6 million for the three months ended March 31, 2009.  This decrease is primarily the result of procedure cancellations driven by the snow storms experienced on the east coast during January and February of 2010.

Liquidity and Capital Resources

We had a working capital balance of $1.9 million and $9.2 million at March 31, 2010 and December 31, 2009, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $4.1 million and $842,000 for the three months ended March 31, 2010 and 2009, respectively.  We also had an equity deficit of $79.4 million and $74.8 million at March 31, 2010 and December 31, 2009, respectively.

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

Our business strategy with regard to operations focuses on the following:

●	maximizing performance at our existing facilities;

●	focusing on profitable contracting;

●	expanding MRI, CT and PET applications;

●	optimizing operating efficiencies; and

●	expanding our networks.

At March 31, 2010, our outstanding indebtedness included a $242.0 million senior secured term loan B, a $170.0 million second lien term loan and a $55.0 million revolving credit facility of which we qualified to borrow, as of March 31, 2010, up to an additional $30.4 million, with GE Commercial Finance Healthcare Financial Services originally entered into on November 15, 2006 (the “GE Credit Facility”).

In connection with the GE Credit Facility, on November 15, 2006, we entered into an interest rate swap, designated as a cash flow hedge, on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap, also designated as a cash flow hedge, on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years. Previously, the interest rate on the $270.0 million first lien term and revolving credit facilities was based upon a spread over LIBOR which floats with market conditions.

During the first quarter of 2009 we modified the two interest rate swaps designated as cash flow hedges described above.  The modifications, commonly referred to as “blend and extends,” extended the maturity of, and re-priced these two interest rate swaps for an additional 36 months, resulting in an estimated annualized cash interest expense savings of $2.9 million.

With respect to the $107 million interest rate swap, on January 28, 2009, we replaced the existing fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012.  With respect to the $90 million interest rate swap, on February 5, 2009, we replaced the existing fixed LIBOR rate of 5.03% with a new rate of 3.62% also maturing on November 15, 2012. Both modified interest swaps have been designated as cash flow hedges.

As part of these modifications, the negative fair values of the original interest rate swaps, as well as a certain amount of accrued interest associated with the original cash flow hedges were incorporated into the fair values of the new modified cash flow hedges.   The related Accumulated Other Comprehensive Loss (AOCL) associated with the negative fair values of the original cash flow hedges on their dates of modification, which totaled $6.1 million, was on a straight-line basis to interest expense through November 15, 2009, the maturity date of the original cash flow hedges.

On April 6, 2010 we completed our debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015 and $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018 (the “Notes”).  We used $413.7 million of the proceeds from the debt restructuring to pay off our prior credit facility. As a result of this refinancing, we recorded in April 2010 a loss on extinguishment of debt of approximately $9.8 million.

New Credit Agreement

Radnet Management, Inc., a wholly-owned subsidiary of RadNet, Inc., entered into a new Credit and Guaranty Agreement (the “New Credit Agreement”) pursuant to which the Company obtained $385 million in senior secured bank financing, consisting of a $285 million, six-year term loan facility and a $100 million, five-year revolving credit facility (the “New Credit Facilities”). In connection with the New Credit Facilities, our wholly-owned subsidiary, Radnet Management, Inc., terminated the GE Credit Facility.

Interest. The New Credit Facilities will bear interest through maturity at a rate determined by adding the applicable margin to either (a) the Base Rate, which is the highest of the (i) Prime Rate, (ii) the rate which is 0.5% in excess of the Federal Funds Effective Rate, (iii) 3.00% and (iv) 1.00% in excess of the one-month Adjusted Eurodollar Rate at such time, or (b) the Adjusted Eurodollar Rate, which is the higher of (i) the London interbank offered rate, adjusted for statutory reserve requirements, for the respective interest period, as determined by the administrative agent and (ii) 2.00%.  Applicable margin means (i) (a) with respect to Tranche B Term Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Tranche B Term Loans that are Base Rate Loans, 2.75% per annum; and (ii) (a) with respect to Revolving Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Revolving Loans and Swing Line Loans that are Base Rate Loans, 2.75% per annum.

Payments. Commencing on June 30, 2010, we will be required to make quarterly amortization payments on the term loan facility, each in the amount of $712,500, with the remaining principal balance paid off at maturity.  Under the New Credit Agreement, we will also be required to make mandatory prepayments, subject to specified exceptions, from consolidated excess cash flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the loan documents relating to the New Credit Facilities) and (iv) the receipt of net cash proceeds by us or any of our subsidiaries from Extraordinary Receipts, as defined in the New Credit Agreement.

Guarantees and Collateral. The obligations under the New Credit Facilities are guaranteed by us, all of our current and future wholly-owned domestic restricted subsidiaries and certain of our affiliates.  The obligations under the New Credit Facilities and the guarantees are secured by a perfected first priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain customary covenants, the New Credit Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The New Credit Agreement contains financial covenants including a minimum interest coverage ratio, a maximum total leverage ratio and a limit on annual capital expenditures. Failure to comply with these covenants could permit the lenders under the New Credit Facilities to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable.

Events of Default. In addition to certain customary events of default, events of default under the New Credit Facilities include failure to pay principal or interest when due, a material breach of any representation or warranty contained in the loan documents, covenant defaults, events of bankruptcy and a change of control.

The Notes

The $200 million in aggregate amount of senior unsecured Notes have a coupon of 10.375% and were issued at a price of 98.680%. The Notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The Notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. The Notes will mature on April 1, 2018, and bear interest at the rate of 10.375% per year.  We will pay interest on the Notes on April 1 and October 1, commencing October 1, 2010. The Notes are governed under an indenture agreement with U.S. Bank National Association as trustee.

Ranking. The Notes and the guarantees:

●	rank equally in right of payment with any existing and future unsecured senior indebtedness of the guarantors;
●	rank senior in right of payment to all existing and future subordinated indebtedness of the Guarantors;
●
be effectively subordinated in right of payment to any secured indebtedness of the guarantors (including indebtedness under the New Credit Facilities) to the extent of the value of the assets securing such indebtedness; and

●	be structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that is not a guarantor of the Notes.

Optional Redemption. Radnet Management may redeem the Notes, in whole or in part, at any time on or after April 1, 2014, at the redemption prices specified under the Indenture.  Prior to April 1, 2013, we may redeem up to 35% of aggregate principal amount of the Notes issued under the Indenture from the net proceeds of one or more equity offerings at a redemption price equal to 110.375% of the Notes redeemed, plus accrued and unpaid interest, if any.  Radnet Management is also permitted to redeem the Notes prior to April 1, 2014, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole premium and accrued and unpaid interest, if any.

Change of Control and Asset Sales. If a change in control of Radnet Management occurs, Radnet Management must give holders of the Notes the opportunity to sell their Notes at 101% of their face amount, plus accrued interest.  If we or one of our restricted subsidiaries sells assets under certain circumstances, Radnet Management will be required to make an offer to purchase the Notes at their face amount, plus accrued and unpaid interest to the purchase date.

Restrictive Covenants. The Indenture contains covenants that limit, among other things, the ability of us and our restricted subsidiaries, to:

●	pay dividends or make certain other restricted payments or investments;

●	incur additional indebtedness and issue preferred stock;

●
create liens (other than permitted liens) securing indebtedness or trade payables unless the notes are secured on an equal and ratable basis with the obligations so secured, and, if such liens secure subordinated indebtedness, the notes are secured by a lien senior to such liens;

●	sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets;

●	enter into certain transactions with affiliates;

●	create restrictions on dividends or other payments by our restricted subsidiaries; and

●	create guarantees of indebtedness by restricted subsidiaries.

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture.

Our ability to generate sufficient cash flow from operations to make payments on our debt and other contractual obligations will depend on our future financial performance.  A range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control, will affect our financial performance.  Although no assurance can be given, taking these factors into account, including our historical experience, we believe that through implementing our strategic plans, we will obtain sufficient cash to satisfy our obligations as they become due in the next twelve months.

Sources and Uses of Cash

Cash provided by operating activities was $16.6 million for the three months ended March 31, 2010 and $16.7 million for the three months ended March 31, 2009.

Cash used in investing activities was $19.6 million and $8.9 million for the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, we purchased property and equipment for approximately $12.9 million and acquired the assets and businesses of additional imaging facilities for approximately $6.7 million.

Cash used by financing activities was $7.1 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively.  The cash used by financing activities for the three months ended March 31, 2010 was related to payments we made toward our term loans, capital leases and line of credit balances, as well as $1.6 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

ITEM 1A.  Risk Factors

In addition to the other information set forth in this report, we urge you to carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ended December 31, 2009, as amended, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Form 10-K, as amended, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our New Credit Facilities, the indenture governing the notes offered hereby and instruments governing our other indebtedness.

The indenture governing the Notes and our New Credit Facilities contain affirmative and negative covenants which restrict, among other things, our ability to:

●	pay dividends or make certain other restricted payments or investments;

●	incur additional indebtedness and issue preferred stock;

●
create liens (other than permitted liens) securing indebtedness or trade payables unless the notes are secured on an equal and ratable basis with the obligations so secured, and, if such liens secure subordinated indebtedness, the notes are secured by a lien senior to such liens;

●	sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets;

●	enter into certain transactions with affiliates;

●	create restrictions on dividends or other payments by our restricted subsidiaries; and

●	create guarantees of indebtedness by restricted subsidiaries.

All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  A failure to comply with these covenants and restrictions would permit the relevant creditors to declare all amounts borrowed under the applicable agreement governing such indebtedness, together with accrued interest and fees, to be immediately due and payable.  If the indebtedness under the New Credit Facilities or the Notes is accelerated, we may not have sufficient assets to repay amounts due under the New Credit Facilities, the Notes or on other indebtedness then outstanding.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 97 of our facilities are located in California, an area prone to earthquakes and other natural disasters.  Three of our facilities are located in an area of Florida that has suffered from hurricanes.  Some of our facilities have been affected by snow and other harsh weather conditions, particularly in February 2010, when winter snow storms in the mid-Atlantic region, including Maryland, Delaware and New Jersey, caused us to close many of our facilities for up to 5 business days.  An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations.  Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Changes in the method or rates of third-party reimbursement could have a negative impact on our results.

From time to time, changes designed to contain healthcare costs have been implemented, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business.  For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis.  Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene.  For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%.  The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%.  This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008.  Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), the 0.5% increase was continued for the rest of 2008.  In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009.  For 2010, CMS is projecting a rate reduction of 21.2%.  For 2010, the health care reform legislation enacted as the Patient Protection and Affordable Care Act, or PPACA, signed into law on March 23, 2010, includes a provision which, for dates of service in 2010 only, replaces the 21.2% reduction in the Medicare Physician Fee Schedule payment update otherwise scheduled under the statutory formula with a 0.5% update.  It remains uncertain whether Congress will enact additional legislation to revise the statutory formula which determines the annual update to the conversion factor and payments made under the Medicare Physician Fee Schedule or if, once again, it will pass incremental legislation to delay the payment reductions.  It is also possible that no action will be taken and that reductions in payments under the statutory formula will be implemented in the future.

MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 3% reduction for radiation oncology and 1% reduction for nuclear medicine.  The impact of these payment rate reductions could impact the Company's future revenue depending upon our service mix.

A number of other legislative changes impact our business.  For example, DRA imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings.  The caps impact MRI and PET/CT.  Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services.  This change applies to services furnished on or after January 1, 2007.  The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule.

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS.  The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session.  Beginning in 2006, CMS had only implemented a 25% reduction for each additional imaging procedure on contiguous body parts.  However, for services furnished on or after July 1, 2010, the recently approved PPACA requires the 50% percentage reduction to be implemented, as mandated by the DRA.

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS.  For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule.  First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate.  This change applied to MRI and CT scans.  The Health Care and Education Affordability Reconciliation Act (the "Reconciliation Act"), signed into law on March 30, 2010, resets the assumed usage rate for diagnostic imaging equipment costing more than $1 million to a rate of 75%, effective for payments made under the 2011 Medicare Physician Fee Schedule and subsequent years.  Further with respect to its 2010 changes, CMS also reduced payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services.  The reductions primarily impacted radiology and other diagnostic tests.  All these changes to the Medicare Physician Fee Schedule will be transitioned over a four year period such that beginning in 2013, CMS will fully implement the revised payment rates.  For the 2010 transitioned payment, CMS estimates the impact of its changes will result in a 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally.

Newly enacted and future federal legislation could limit the prices we can charge for our services, which would reduce our revenue and adversely affect our operating results.

The PPACA and the Reconciliation Act introduced certain changes that may result in decreased revenue for the scans we perform.  Among other things, the new legislation will adjust Medicare payment rates for physician imaging services in an attempt to better reflect actual usage, by revising upward the assumed usage rate for diagnostic imaging equipment costing more than $1 million.  For certain diagnostic services performed on or after January 1, 2011, the legislation reduces the assumed usage rate for such equipment from CMS's current rate of 90% to a rate of 75%, resulting in an increase in payment rates for such services.  The new legislation also adjusts the technical component discount on single-session imaging studies on contiguous body parts from 25% to 50% as initially mandated by DRA.  These latter changes will reduce payments for the applicable services and thus may result in a decrease in the associated revenues we receive.  Other changes in reimbursement for services rendered by Medicare Advantage plans may reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

We cannot predict at this time the full impact of the healthcare reform measures, nor can we predict the extent to which future reform measures may be initiated and implemented.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2010, we completed the acquisition of Union Imaging Center in Union, New Jersey from Modern Medical Modalities Corporation for approximately $5.4 million in cash and the issuance of 75,000 shares of RadNet, Inc. common stock valued at approximately $153,000 on the date of acquisition.  The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act under Section 4(2) of the Act.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Removed and Reserved

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

RADNET, INC.
(Registrant)

Date: May 10, 2010	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
4.1*	Pledge and Security Agreement, dated as of April 6, 2010, among each of the grantors party thereto and Barclays Bank PLC.
4.2*	Indenture, dated as of April 6, 2010, among Radnet Management, Inc., RadNet, Inc. and the other guarantors party thereto and U.S. Bank National Association, as trustee.
4.3*
Registration Rights Agreement, dated as of April 6, 2010, among RadNet, Inc., the other guarantors party thereto, and Deutsche Bank Securities Inc., as representative of the several initial purchasers of the Notes.

10.1*
Credit and Guaranty Agreement, dated as of April 6, 2010, among Radnet Management, Inc., as borrower, RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., as guarantors, Barclays Capital, Deutsche Bank Securities Inc., GE Capital Markets, Inc. and Royal Bank of Canada, as joint bookrunners and joint lead arrangers, Deutsche Bank Securities Inc. and General Electric Capital Corporation, as co-syndication agents, RBC Capital Markets, as documentation agent, and Barclays Bank PLC, as administrative agent and collateral agent.

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

* Incorporated by reference to the Form 8-K filed on April 6, 2010.