Form 10-Q
period 2010-06-30
RadNet, Inc.
filed 2010-08-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding on August 9, 2010, was 36,979,725 shares.

Table of Contents

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)
	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,476	$10,094
Accounts receivable, net	94,351	87,825
Prepaid expenses and other current assets	13,068	9,990
Total current assets	127,895	107,909
PROPERTY AND EQUIPMENT, NET	187,924	182,571
OTHER ASSETS
Goodwill	124,178	106,502
Other intangible assets	52,852	54,313
Deferred financing costs, net	16,544	8,229
Investment in joint ventures	16,815	18,741
Deposits and other	2,792	2,406
Total assets	$529,000	$480,671
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$72,556	$69,641
Due to affiliates	3,450	7,456
Current portion of notes payable	8,539	6,927
Current portion of deferred rent	654	560
Obligations under capital leases	11,323	14,121
Total current liabilities	96,522	98,705
LONG-TERM LIABILITIES
Deferred rent, net of current portion	10,363	8,920
Deferred taxes	277	277
Notes payable, net of current portion	481,934	416,699
Obligations under capital leases, net of current portion	8,628	13,568
Other non-current liabilities	19,611	17,263
Total liabilities	617,335	555,432
COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 36,979,725 and 36,259,279 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	4	4
Paid-in-capital	160,225	156,758
Accumulated other comprehensive loss	(2,754)	(1,588)
Accumulated deficit	(245,856)	(229,989)
Total Radnet, Inc.'s equity deficit	(88,381)	(74,815)
Noncontrolling interests	46	54
Total equity deficit	(88,335)	(74,761)
Total liabilities and equity deficit	$529,000	$480,671

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET REVENUE	$138,951	$131,146	$263,129	$259,149

OPERATING EXPENSES
Operating expenses	106,205	99,716	204,844	196,729
Depreciation and amortization	13,876	13,212	27,151	26,386
Provision for bad debts	8,468	8,369	16,145	16,343
Loss on sale of equipment	51	277	155	303
Severance costs	435	340	567	357
Total operating expenses	129,035	121,914	248,862	240,118

INCOME FROM OPERATIONS	9,916	9,232	14,267	19,031

OTHER EXPENSES
Interest expense	12,729	12,578	22,696	26,171
Loss on extinguishment of debt	9,871	-	9,871	-
Gain on bargin purchase	-	(1,387)	-	(1,387)
Other expenses	1,150	792	1,150	418
Total other expenses	23,750	11,983	33,717	25,202

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	(13,834)	(2,751)	(19,450)	(6,171)
Benefit from (provision for) income taxes	128	(13)	(206)	(50)
Equity in earnings of joint ventures	1,971	2,453	3,832	5,088
NET LOSS	(11,735)	(311)	(15,824)	(1,133)
Net income attributable to noncontrolling interests	21	25	43	45
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(11,756)	$(336)	$(15,867)	$(1,178)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.32)	$(0.01)	$(0.43)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	36,916,905	35,924,279	36,641,953	35,920,246

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

						Total
					Accumulated	Radnet,
					Other	Inc.'s	Non-	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity	controlling	Equity
	Shares	Amount	Capital	Deficit	Loss	Deficit	Interests	Deficit
BALANCE - JANUARY 1, 2010	36,259,279	$4	$156,758	$(229,989)	$(1,588)	$(74,815)	$54	$(74,761)

Issuance of common stock to shareholders of Union Imaging	75,000	-	153	-	-	153	-	153
Issuance of common stock to shareholders of Truxtun Medical Group	375,000	-	1,238	-	-	1,238	-	1,238
Issuance of common stock upon exercise of options/warrants	270,446	-	49	-	-	49	-	49
Stock-based compensation	-	-	2,027	-	-	2,027	-	2,027
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(51)	(51)
Change in fair value of interest rate swap from prior periods reclassified to earnings	-	-	-	-	306	306	-	306
Change in fair value of interest rate swap	-	-	-	-	(1,472)	(1,472)	-	(1,472)
Net income (loss)				(15,867)		(15,867)	43	(15,824)
Comprehensive loss	-	-	-	-	-	(17,033)	43	(16,990)
BALANCE - JUNE 30, 2010	36,979,725	$4	$160,225	$(245,856)	$(2,754)	$(88,381)	$46	$(88,335)

Comprehensive income for the six months ended June 30, 2009:
Net loss						$(1,178)
Change in fair value of cash flow hedge						2,575
Comprehensive income						$1,397

The accompanying notes are an integral part of these financial statements

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(15,824)	$(1,133)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,151	26,386
Provision for bad debts	16,145	16,343
Equity in earnings of joint ventures	(3,832)	(5,088)
Distributions from joint ventures	5,758	4,363
Deferred rent amortization	1,537	374
Deferred financing cost interest expense	1,365	1,340
Amortization of bond discount	51	-
Loss on sale of equipment	155	303
Loss on extinguishment of debt	9,871	-
Gain on bargin purchase	-	(1,387)
Stock-based compensation	2,027	2,224
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(18,967)	(13,863)
Other current assets	(2,990)	2,211
Other assets	(386)	328
Accounts payable and accrued expenses	435	478
Net cash provided by operating activities	22,496	32,879

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(29,809)	(3,917)
Proceeds from sale of imaging facilities	-	650
Purchase of property and equipment	(20,818)	(15,594)
Purchase of equity interest in joint ventures	-	(315)
Net cash used in investing activities	(50,627)	(19,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(11,334)	(11,666)
Repayment of debt	(412,000)	-
Proceeds from borrowings	482,360	-
Deferred financing costs	(17,239)	-
Distributions paid to noncontrolling interests	(51)	(59)
Payments on line of credit	-	(336)
Payments to counterparties of cash flow hedges	(3,272)	(1,642)
Proceeds from issuance of common stock	49	-
Net cash provided by (used in) financing activities	38,513	(13,703)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,382	-
CASH AND CASH EQUIVALENTS, beginning of period	10,094	-
CASH AND CASH EQUIVALENTS, end of period	$20,476	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$16,857	$21,832
The accompanying notes are an integral part of these financial statements

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We entered into capital leases and equipment notes for approximately $32,000 and $10.4 million, excluding capital leases assumed in acquisitions, during the six months ended June 30, 2010 and 2009, respectively.  We also acquired equipment for approximately $11.2 million and $2.9 million during the six months ended June 30, 2010 and 2009, respectively, that we had not paid for as of June 30, 2010 and 2009, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

As discussed in Note 2, we entered into interest rate swap modifications in the first quarter of 2009.  These modifications include a significant financing element and, as such, all cash inflows and outflows subsequent to the date of modification are presented as financing activities.

Detail of investing activity related to acquisitions can be found in Note 4.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At June 30, 2010, we operated a group of regional networks comprised of 191 diagnostic imaging facilities located in seven states with operations primarily in California, Maryland, Florida, Kansas, Delaware, New Jersey and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. The Company’s operations comprise a single segment for financial reporting purposes.

The condensed consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”).  The condensed consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. ( “ DIS ” ), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

Accounting Standards Codification Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”).  We consolidate all voting interest entities in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 15% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and deminimis equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $25.7 million and $23.5 of net revenues for the six months ended June 30, 2010 and 2009, respectively, and $24.5 million and $22.4 million of operating expenses for the six month ended June 30, 2010 and 2009, respectively.  RadNet recognized $89.5 million and $86.9 million of net revenues for management services provided to BRMG which relate primarily to the technical portion of total billed revenue.  The cash flows of the BRMG are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

The creditors of BRMG do not have recourse to our general credit and there are no other arrangements that could expose us to losses.  However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.  BRMG is a guarantor of the New Credit Facilities described below under “Liquidity and Capital Resources.”

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance which made significant changes to the model for determining who should consolidate a VIE and addressed how often this assessment should be performed. The guidance was effective for us on January 1, 2010 (see Note 3).

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

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2010 and 2009 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Liquidity and Capital Resources

We had a working capital balance of $31.4 million and $9.2 million at June 30, 2010 and December 31, 2009, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $11.8 million and $336,000 for the three months ended June 30, 2010 and 2009, respectively, and $15.9 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.  $9.9 million of the loss in 2010 relates to extinguishment of debt incurred on April 6, 2010.  We also had an equity deficit of $88.3 million and $74.8 million at June 30, 2010 and December 31, 2009, respectively.

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

On April 6, 2010 we completed our debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015 and $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018 (the “Notes”).  We used $412.0 million of the proceeds from the debt restructuring to pay off our prior credit facility and an additional $1.7 million to settle a call premium associated with our prior credit facilities. As a result of this refinancing, we recorded during the three months ended June 30, 2010 a loss on extinguishment of debt of approximately $9.9 million which is made up of the $1.7 million call premium, $7.6 million write-off of deferred loan costs associated with the prior credit facility, as well as $600,000 of additional debt settlement costs.

At June 30, 2010, the balance of the senior secured term loan was approximately $284.3 million and the par value of our senior unsecured notes was $200.0 million.

Just prior to our refinancing discussed above, our outstanding indebtedness included a $242.0 million senior secured term loan B and a $170.0 million second lien term loan both with GE Commercial Finance Healthcare Financial Services originally entered into on November 15, 2006 (the “GE Credit Facility”).

New Credit Agreement

Radnet Management, Inc., a wholly-owned subsidiary of RadNet, Inc., entered into a new Credit and Guaranty Agreement (the “New Credit Agreement”) pursuant to which we obtained $385 million in senior secured bank financing, consisting of a $285 million, six-year term loan facility and a $100 million, five-year revolving credit facility (the New Credit Facilities). In connection with the New Credit Facilities, Radnet Management, Inc., terminated the GE Credit Facility.

Interest. The New Credit Facilities bear interest through maturity at a rate determined by adding the applicable margin to either (a) the Base Rate, which is the highest of the (i) Prime Rate, (ii) the rate which is 0.5% in excess of the Federal Funds Effective Rate, (iii) 3.00% and (iv) 1.00% in excess of the one-month Adjusted Eurodollar Rate at such time, or (b) the Adjusted Eurodollar Rate, which is the higher of (i) the London interbank offered rate, adjusted for statutory reserve requirements, for the respective interest period, as determined by the administrative agent and (ii) 2.00%.  Applicable margin means (i) (a) with respect to Tranche B Term Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Tranche B Term Loans that are Base Rate Loans, 2.75% per annum; and (ii) (a) with respect to Revolving Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Revolving Loans and Swing Line Loans that are Base Rate Loans, 2.75% per annum.

Payments. Commencing on June 30, 2010, we are required to make quarterly amortization payments on the term loan facility, each in the amount of $712,500, with the remaining principal balance paid off at maturity.  Under the New Credit Agreement, we are also required to make mandatory prepayments, subject to specified exceptions, from Consolidated Excess Cash Flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the loan documents relating to the New Credit Facilities) and (iv) the receipt of net cash proceeds by us or any of our subsidiaries from Extraordinary Receipts, as defined in the New Credit Agreement.

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

The Notes

Also on April 6, 2010, we issued $200 million in aggregate amount of senior unsecured Notes which have a coupon of 10.375% and were issued at a price of 98.680%. The Notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The Notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. The Notes will mature on April 1, 2018, and bear interest at the rate of 10.375% per year.  We will pay interest on the Notes on April 1 and October 1, commencing October 1, 2010. The Notes are governed under an indenture agreement with U.S. Bank National Association as trustee.  We have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange The Notes for registered publicly tradable notes that have substantially identical terms as The Notes.

Ranking. The Notes and the guarantees:

•	rank equally in right of payment with any existing and future unsecured senior indebtedness of the guarantors;
•	rank senior in right of payment to all existing and future subordinated indebtedness of the Guarantors;
•
are effectively subordinated in right of payment to any secured indebtedness of the guarantors (including indebtedness under the New Credit Facilities) to the extent of the value of the assets securing such indebtedness; and

•	are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that is not a guarantor of the Notes.

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

Restrictive Covenants. The Indenture contains covenants that limit, among other things, the ability of us and our restricted subsidiaries, to:

•	pay dividends or make certain other restricted payments or investments;

•	incur additional indebtedness and issue preferred stock;

•
create liens (other than permitted liens) securing indebtedness or trade payables unless the notes are secured on an equal and ratable basis with the obligations so secured, and, if such liens secure subordinated indebtedness, the notes are secured by a lien senior to such liens;

•	sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with affiliates;

•	create restrictions on dividends or other payments by our restricted subsidiaries; and

•	create guarantees of indebtedness by restricted subsidiaries.

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

NOTE 2 – DERIVITIVE INSTRUMENTS

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

As a result of our refinancing completed on April 6, 2010, our interest rate swaps do not match the terms of our current bank debt and so accordingly, we have determined that they are no longer designated as cash flow hedges.  Accordingly, all changes in their fair value after April 6, 2010 are, and will continue to be recognized in earnings as other expense.

The related Accumulated Other Comprehensive Loss (AOCL) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010, the date of our refinancing, will be amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges.  From April 6, 2010 to June 30, 2010, approximately $306,000 of AOCL was amortized to interest expense.

At June 30, 2010 the negative fair value of these interest rate swaps was $11.5 million and was classified as other non-current liabilities in our consolidated balance sheet.  For the three months ended June 30, 2010, we recognized approximately $1.2 million in other expense related to the change in fair value of these interest rate swaps from April 6, 2010 to June 30, 2010.

A tabular presentation of the fair value of derivative instruments as of June 30, 2010 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other non-current liabilities	$(11,523)

A tabular presentation of the fair value of derivative instruments as of December 31, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives designated as hedging instruments under Statement 133

Interest rate contracts	Other non-current liabilities	$(8,901)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended June 30, 2010
Derivatives in Statement 133 – Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	---	($1,150)	Other income/ (expense)	* ($306)	Interest income/(expense)

*    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

For the Three Months Ended June 30, 2009
Derivatives in Statement 133 – Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	$3,819	($252)	Other income/ (expense)	* ($1,836)	Interest income/(expense)

*    Amortization of OCI associated with the original cash flow hedges prior to modification on January 28, 2009 (see discussion above).

For the Six Months Ended June 30, 2010
Derivatives in Statement 133 – Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,472)	($1,150)	Other income/ (expense)	* ($306)	Interest income/(expense)

*    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

For the Six Months Ended June 30, 2009
Derivatives in Statement 133 – Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($485)	($823)	Other income/ (expense)	* ($3,059)	Interest income/(expense)

*    Amortization of OCI associated with the original cash flow hedges prior to modification on January 28, 2009 (see discussion above).

NOTE 3 – RECENT ACCOUNTING STANDARDS

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

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3).  The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. See Note 8 below for required disclosures under this guidance.

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

NOTE 4 – FACILITY ACQUISITIONS

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

On May 1, 2010, we completed the acquisition of Touchstone Imaging of Bowie, LLC in Bowie, Maryland for approximately $595,000.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $595,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we completed the acquisition of Delaware Diagnostic Services, Inc. (Limestone) in Wilmington, Delaware for approximately $87,000.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $87,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we acquired three multi-modality facilities from Sonix Medical Resources, Inc. through a bankruptcy proceeding in New York for approximately $2.3 million in cash.  The facilities located in Brooklyn, New York, Chatham, New Jersey and Haddon Heights, New Jersey operate a combination of MRI, CT, mammography, ultrasound, fluoroscopy,  x-ray and related modalities.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and approximately $1.4 million of fixed assets and $900,000 of goodwill was recorded with respect to this transaction.

On April 1, 2010, we completed the acquisition of Truxtun Medical Group in Bakersfield, California for approximately $20.3 million in cash and the issuance of 375,000 shares of RadNet, Inc. common stock valued at approximately $1.2 million on the date of acquisition.  Truxtun operates four multi-modality facilities in Bakersfield, a Metropolitan Statistical Area with a population exceeding 800,000 residents in Kern County, California.  Truxtun provides a broad range of services including MRI, CT, PET/CT, mammography, nuclear medicine, fluoroscopy, ultrasound, x-ray and related procedures.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $6.3 million of fixed assets, $150,000 of other intangible assets related to covenant not to compete contracts, and $12.7 million of goodwill was recorded with respect to this transaction.

On March 15, 2010, we acquired the imaging practice of Theodore Feit, M.D., Inc. in Burbank, CA for cash consideration of $350,000. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities, and approximately $350,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 1, 2010, we completed the acquisition of Anaheim Open MRI in Anaheim, CA for cash consideration of $910,000.  The facility operates MRI, CT, ultrasound and X-ray, and has been rebranded as Anaheim Advanced Imaging. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities, and approximately $605,000 of fixed assets and $305,000 of goodwill was recorded with respect to this transaction.

On January 1, 2010, we completed the acquisition of Union Imaging Center in Union, New Jersey from Modern Medical Modalities Corporation for approximately $5.4 million in cash and the issuance of 75,000 shares of RadNet, Inc. common stock valued at approximately $153,000 on the date of acquisition.  The center operates imaging modalities including MRI, CT, PET/CT, mammography, ultrasound, nuclear medicine and X-ray. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities, and approximately $1.9 million of fixed assets and $3.7 million of goodwill was recorded with respect to this transaction.

 NOTE 5 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss attributable to Radnet, Inc.'s common stockholders	$(11,756)	$(336)	$(15,867)	$(1,178)

Weighted average number of common shares outstanding during the year	36,916,905	35,924,279	36,641,953	35,920,246
Basic and diluted loss per share attributable to Radnet, Inc.'s common stockholders	$(0.32)	$(0.01)	$(0.43)	$(0.03)

For the three and six months ended June 30, 2010 and 2009, we excluded all options and warrants (see Note 7) in the calculation of diluted loss per share because their effect is antidilutive.

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures decreased $1.9 million to $16.8 million at June 30, 2010 compared to $18.7 million at December 31, 2009.  This decrease is primarily related to our receipt of distributions of $5.7 million offset by our recording of equity earnings of $3.8 million.

We received management service fees from the centers underlying these joint ventures of approximately $1.8 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $3.4 million and $3.7 million for the six months ended June 30, 2010 and 2009, respectively.

The following table is a summary of key financial data for these joint ventures as of June 30, 2010 and December 31, 2009, and for the six months ended June 30, 2010 and 2009 (in thousands):

Balance Sheet Data:	June 30, 2010	December 31, 2009

Current assets	$16,488	$20,920
Noncurrent assets	27,115	27,243
Current liabilities	(5,842)	(5,929)
Noncurrent liabilities	(7,608)	(7,692)
Total net assets	$30,153	$34,542

Book value of Radnet joint venture interests	$13,176	$14,934
Cost in excess of book value of acquired joint venture interests	3,383	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	256	424
Total value of Radnet joint venture interests	$16,815	$18,741

Total book value of other joint venture partner interests	$16,977	$19,608

Income Statement Data for the six months ended June 30,	2010	2009

Net revenue	$36,640	$39,471
Net income	$5,815	$7,713

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

As of June 30, 2010, 3,107,334, or approximately 62.5%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the six months ended June 30, 2010, we granted options and warrants to acquire 1,075,000 shares of common stock.

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

As of June 30, 2010, 2,469,566, or approximately 82.8%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the six months ended June 30, 2010, we did not grant any warrants outside the 2006 Plan.

The following summarizes all of our option and warrant activity for the six months ended June 30, 2010:

		Weighted Average	Weighted Average
		Exercise price	Remaining	Aggregate
Outstanding Options and Warrants		Per Common	Contractual Life	Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Share	(in years)	Value
Balance, December 31, 2009	3,959,750	$4.15
Granted	1,075,000	2.56
Exercised	-	-
Canceled or expired	(60,000)	2.40
Balance, June 30, 2010	4,974,750	3.83	3.88	$420,850
Exercisable at June 30, 2010	3,107,334	3.76	3.71	356,475

		Weighted Average	Weighted Average
		Exercise price	Remaining	Aggregate
Non-Plan		Per Common	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Share	(in years)	Value
Balance, December 31, 2009	3,057,898	$2.24
Granted	-	-
Exercised	(315,000)	0.73
Canceled or expired	-	-
Balance, June 30, 2010	2,742,898	2.42	2.04	$1,922,823
Exercisable at June 30, 2010	2,469,566	2.22	2.07	1,891,423

The aggregate intrinsic value in the table above represents the difference between our closing stock price on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options and warrants on June 30, 2010. Total intrinsic value of options and warrants exercised during the six months ended June 30, 2010 was approximately $923,900.  As of June 30, 2010, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $4.3 million, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

The following is the weighted average data used to calculate the fair value:

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends
June 30, 2010	2.26%	3.2 years	89.92%	-
June 30, 2009	2.63%	3.0 years	91.35%	-

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

The weighted-average grant date fair value of stock options and warrants granted during the six months ended June 30, 2010 and 2009 was $1.51 and $1.43, respectively.

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

At June 30, 2010, based on Level 2 inputs primarily related to comparable market prices, we determined the fair values of our senior secured term loan and our senior unsecured notes, both issued on April 6, 2010, to be $279.3 million and $178.0 million, respectively.  The carrying amount of the senior secured term loan and the senior unsecured notes at June 30, 2010 was $284.3 million and $200.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At June 30, 2010 the fair value of these swaps of a liability of $11.5 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

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

With 191 centers, as of June 30, 2010, located in California, Delaware, Maryland, New Jersey, Florida, Kansas and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations.  Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients.  Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.  The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors.  Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

Our business strategy with regard to operations focuses on the following:

	maximizing performance at our existing facilities;

	focusing on profitable contracting;

	expanding MRI, CT and PET applications;

	optimizing operating efficiencies; and

	expanding our networks.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 15% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and di-minimus equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $25.7 million and $23.5 of net revenues for the six months ended June 30, 2010 and 2009, respectively, and $24.5 million and $22.4 million of operating expenses for the six month ended June 30, 2010 and 2009, respectively.  RadNet recognized $89.5 million and $86.9 million of net revenues for management services provided to BRMG.  The cash flows of the BRMG are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

On April 1, 2010, we completed the acquisition of Truxtun Medical Group in Bakersfield, California for approximately $20.3 million in cash and the issuance of 375,000 shares of RadNet, Inc. common stock valued at approximately $1.2 million on the date of acquisition.  Truxtun operates four multi-modality facilities in Bakersfield, a Metropolitan Statistical Area with a population exceeding 800,000 residents in Kern County, California.  Truxtun provides a broad range of services including MRI, CT, PET/CT, mammography, nuclear medicine, fluoroscopy, ultrasound, x-ray and related procedures.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $6.3 million of fixed assets, $150,000 of other intangible assets related to covenant not to compete contracts, and $12.7 million of goodwill was recorded with respect to this transaction.

On April 6, 2010, we completed a debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015 and $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018. See “Liquidity and Capital Resources” below.  We used $412.0 million of the proceeds from the debt restructuring to pay off our prior credit facility and an additional $1.7 million to settle a pre-payment penalty with GE Commercial Finance.

On April 30, 2010, we acquired three multi-modality facilities from Sonix Medical Resources, Inc. through a bankruptcy proceeding in New York for approximately $2.3 million in cash.  The facilities located in Brooklyn, New York, Chatham, New Jersey and Haddon Heights, New Jersey operate a combination of MRI, CT, mammography, ultrasound, fluoroscopy,  x-ray and related modalities.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and approximately $1.4 million of fixed assets and $900,000 of goodwill was recorded with respect to this transaction.

On April 30, 2010, we also completed the acquisition of Delaware Diagnostic Services, Inc. (Limestone) in Wilmington, Delaware for approximately $87,000.  We have made a preliminary purchase price allocation of the acquired assets and liabilities and $87,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On May 1, 2010, we completed the acquisition of Touchstone Imaging of Bowie, LLC in Bowie, Maryland for approximately $595,000.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $595,000 of fixed assets and no goodwill was recorded with respect to this transaction.

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter.  Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy.  The Health Care and Education Reconciliation Act of 2010 (H.R. 4872), which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%.  The higher utilization rate should be fully implemented beginning in 2011, in place of the phase-in approach provided  in the PPACA.  These changes may result in decreased revenue for the scans we perform for Medicare beneficiaries.  Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET REVENUE	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES
Operating expenses	76.4%	76.0%	77.8%	75.9%
Depreciation and amortization	10.0%	10.1%	10.3%	10.2%
Provision for bad debts	6.1%	6.4%	6.1%	6.3%
Loss on sale of equipment	0.0%	0.2%	0.1%	0.1%
Severance costs	0.3%	0.3%	0.2%	0.1%
Total operating expenses	92.9%	93.0%	94.6%	92.7%

INCOME FROM OPERATIONS	7.1%	7.0%	5.4%	7.3%

OTHER EXPENSES
Interest expense	9.2%	9.6%	8.6%	10.1%
Loss on extinguishment of debt	7.1%	0.0%	3.8%	0.0%
Gain on bargin purchase	0.0%	-1.1%	0.0%	-0.5%
Other expenses	0.8%	0.6%	0.4%	0.2%
Total other expenses	17.1%	9.1%	12.8%	9.7%

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-10.0%	-2.1%	-7.4%	-2.4%
Benefit from (provision for) income taxes	0.1%	0.0%	-0.1%	0.0%
Equity in earnings of joint ventures	1.4%	1.9%	1.5%	2.0%
NET LOSS	-8.4%	-0.2%	-6.0%	-0.4%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-8.5%	-0.3%	-6.0%	-0.5%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Revenue

Net revenue for the three months ended June 30, 2010 was $139.0 million compared to $131.2 million for the three months ended June 30, 2009, an increase of $7.8 million, or 6.0%.

Net revenue, including only those centers which were in operation throughout the second quarters of both 2010 and 2009, decreased $4.0 million, or 3.1%.  This 3.1% decrease is primarily the result of a decline in patient scheduling during the first half of 2010.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2009.  For the three months ended June 30, 2010, net revenue from centers that were acquired subsequent to April 1, 2009 and excluded from the above comparison was $12.5 million.  For the three months ended June 30, 2009, net revenue from centers that were acquired subsequent to April 1, 2009 and excluded from the above comparison was $718,000.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 increased approximately $6.5 million, or 6.5%, from $99.7 million for the three months ended June 30, 2009 to $106.2 million for the three months ended June 30, 2010.  The following table sets forth our operating expenses for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,
	2010	2009

Salaries and professional reading fees, excluding stock-based compensation	$58,429	$52,938
Stock-based compensation	1,208	1,515
Building and equipment rental	11,996	11,084
Medical supplies	8,107	8,562
Other operating expenses *	26,465	25,617
Operating expenses	106,205	99,716

Depreciation and amortization	13,876	13,212
Provision for bad debts	8,468	8,369
Loss on sale of equipment, net	51	277
Severance costs	435	340
Total operating expenses	$129,035	$121,914

*           Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees, excluding stock-based compensation and severance, increased $5.5 million, or 10.3%, to $58.4 million for the three months ended June 30, 2010 compared to $52.9 million for the three months ended June 30, 2009.

Salaries and professional reading fees, including only those centers which were in operation throughout the second quarters of both 2010 and 2009, increased $338,000, or 0.6%.  This comparison excludes contributions from centers that were acquired or divested subsequent to April 1, 2009.  For the three months ended June 30, 2010, salaries and professional reading fees from centers that were acquired subsequent to April 1, 2009 and excluded from the above comparison was $5.4 million.  For the three months ended June 30, 2009, salaries and professional reading fees from centers that were acquired subsequent to April 1, 2009 and excluded from the above comparison was $235,000.

Stock-based compensation

Stock-based compensation decreased $307,000, or 20.2%, to $1.2 million for the three months ended June 30, 2010 compared to $1.5 million for the three months ended June 30, 2009.  The decrease is primarily due to a larger number of options granted during the first half of 2009 that vested on the date of grant compared to the same period of 2010.

Building and equipment rental

Building and equipment rental expenses increased $912,000, or 8.2%, to $12.0 million for the three months ended June 30, 2010 compared to $11.1 million for the three months ended June 30, 2009.

Building and equipment rental expenses, including only those centers which were in operation throughout the second quarters of both 2010 and 2009, decreased $143,000, or 1.3%.  This comparison excludes contributions from centers that were acquired or divested subsequent to April 1, 2009.  For the three months ended June 30, 2010, building and equipment rental expenses from centers that were acquired subsequent to April 1, 2009 and excluded from the above comparison was $1.2 million.  For the three months ended June 30, 2009, building and equipment rental expenses from centers that were acquired subsequent to April 1, 2009 and excluded from the above comparison was $115,000.

Medical supplies

Medical supplies expense decreased $455,000, or 5.3%, to $8.1 million for the three months ended June 30, 2010 compared to $8.6 million for the three months ended June 30, 2009.

Medical supplies expense, including only those centers which were in operation throughout the second quarters of both 2010 and 2009, decreased $931,000, or 10.9%.  This 10.9% decrease is primarily due to a change in vendors supplying certain drugs used in operating our Breastlink centers as well as obtaining certain rebates during the second quarter of 2010. This comparison excludes contributions from centers that were acquired or divested subsequent to April 1, 2009.  For the three months ended June 30, 2010, medical supplies expense from centers that were acquired subsequent to April 1, 2009 and excluded from the above comparison was $507,000.  For the three months ended June 30, 2009, medical supplies expense from centers that were acquired subsequent to April 1, 2009 and excluded from the above comparison was $31,000.

Depreciation and amortization

Depreciation and amortization increased $644,000, or 5.0%, to $13.9 million for the three months ended June 30, 2010 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Provision for bad debts

Provision for bad debts increased $99,000, or 1.2%, to $8.5 million, or 6.1% of net revenue, for the three months ended June 30, 2010 compared to $8.4 million, or 6.4% of net revenue, for the three months ended June 30, 2009.

Interest expense

Interest expense for the three months ended June 30, 2010 increased approximately $151,000, or 1.2%, to $12.7 million for the three months ended June 30, 2010 compared to $12.5 million for the three months ended June 30, 2009.  Interest expense for the three months ended June 30, 2010 included $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing. Interest expense for the three months ended June 30, 2009 included $1.8 million of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments accumulated prior to our January 28, 2009 modification of interest rate swaps.  Excluding these adjustments to interest expense related to our interest rate swaps in both periods, interest expense increased $1.7 million, which was primarily due to interest on our additional borrowings under the debt refinancing completed April 6, 2010.

Loss on extinguishment of debt

For the three months ended June 30, 2010, we recorded a $9.9 million loss on extinguishment of debt related to our debt refinancing completed on April 6, 2010.  This loss included $7.6 million write-off of deferred loan costs associated with our GE debt settled on April 6, 2010 as well as approximately $2.3 million to settle a call premium associated with our prior credit facilities and for interest rate swap related expenses.

Other expenses

For the three months ended June 30, 2010 we recorded $1.2 million of other expenses related to fair value adjustments on our interest rate swaps.  For the three months ended June 30, 2009 we recorded $252,000 of other income related to fair value adjustments on our interest rate swaps, offset by $1.0 million of other expense primarily related to litigation.

Gain on bargain purchase

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc.

In accordance with SFAS No. 141(R), any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million for the three months ended June 30, 2009.

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

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2010, we recognized equity in earnings from unconsolidated joint ventures of $2.0 million compared to $2.5 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Revenue

Net revenue for the six months ended June 30, 2010 was $263.1 million compared to $259.1 million for the six months ended June 30, 2009, an increase of $4.0 million, or 1.5%.

Net revenue, including only those centers which were in operation throughout the first half of both 2010 and 2009, decreased $12.7 million, or 4.9%.  This 4.9% decrease is primarily the result of a decline in patient scheduling during the first half of 2010, much of which was due to unusually severe weather conditions on the east coast during the first quarter. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the six months ended June 30, 2010, net revenue from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $17.9 million.  For the six months ended June 30, 2009, net revenue from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $1.2 million

Operating Expenses

Operating expenses for the six months ended June 30, 2010 increased approximately $8.1 million, or 4.1%, from $196.7 million for the six months ended June 30, 2009 to $204.8 million for the six months ended June 30, 2010.  The following table sets forth our operating expenses for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009

Salaries and professional reading fees, excluding stock-based compensation	$113,249	$105,838
Stock-based compensation	2,027	2,224
Building and equipment rental	23,248	21,622
Medical supplies	14,870	16,459
Other operating expenses *	51,450	50,586
Operating expenses	204,844	196,729

Depreciation and amortization	27,151	26,386
Provision for bad debts	16,145	16,343
Loss on sale of equipment, net	155	303
Severance costs	567	357
Total operating expenses	$248,862	$240,118

*           Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $7.4 million, or 7.0%, to $113.2 million for the six months ended June 30, 2010 compared to $105.8 million for the six months ended June 30, 2009.

Salaries and professional reading fees, including only those centers which were in operation throughout the first half of both 2010 and 2009, increased $2.2 million, or 2.1%.  This 2.1% increase is due in part to an increase in the number of doctors employed by BRMG associated with the expansion of our breast care centers.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the six months ended June 30, 2010, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $5.6 million.  For the six months ended June 30, 2009, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $417,000.

Stock-based compensation

Stock-based compensation decreased $196,000, or 8.9%, to $2.0 million for the six months ended June 30, 2010 compared to $2.2 million for the six months ended June 30, 2009.  The decrease is primarily due to a larger number of options granted during the first half of 2009 that vested on the date of grant compared to the same period of 2010.

Building and equipment rental

Building and equipment rental expenses increased $1.6 million, or 7.5%, to $23.2 million for the six months ended June 30, 2010 compared to $21.6 million for the six months ended June 30, 2009.

Building and equipment rental expenses, including only those centers which were in operation throughout the first half of both 2010 and 2009, decreased $169,000, or 0.8%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the six months ended June 30, 2010, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $2.0 million.  For the six months ended June 30, 2009, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $233,000.

Medical supplies

Medical supplies expense decreased $1.6 million, or 9.7%, to $14.9 million for the six months ended June 30, 2010 compared to $16.5 million for the six months ended June 30, 2009.

Medical supplies expenses, including only those centers which were in operation throughout the first half of both 2010 and 2009, decreased $2.2 million, or 13.6%.  This 13.6% decrease is primarily due to a change in vendors supplying certain drugs used in operating our Breastlink centers as well as obtaining certain rebates during the first quarter of 2010. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the six months ended June 30, 2010, medical supplies expense from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $697,000.  For the six months ended June 30, 2009, medical supplies expense from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $52,000.

Depreciation and amortization

Depreciation and amortization increased $765,000, or 2.9%, to $27.2 million for the six months ended June 30, 2010 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Provision for bad debts

Provision for bad debts decreased $198,000, or 1.2%, to $16.1 million, or 6.1% of net revenue, for the six months ended June 30, 2010 compared to $16.3 million, or 6.3% of net revenue, for the six months ended June 30, 2009.

Interest expense

Interest expense for the six months ended June 30, 2010 decreased approximately $3.5 million, or 13.3%, to $22.7 million for the six months ended June 30, 2010 compared to $26.2 million for the six months ended June 30, 2009.  Interest expense for the six months ended June 30, 2010 included $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing. Interest expense for the six months ended June 30, 2009 included $3.1 million of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments accumulated prior to our January 28, 2009 modification of interest rate swaps.  Excluding these adjustments to interest expense related to our interest rate swaps in both periods, interest expense decreased $681,000.  This decrease was due in part to a decrease in interest rates in the first quarter of 2010 which is largely offset by interest expense on the additional borrowings under the debt refinancing completed April 6, 2010.

Loss on extinguishment of debt

For the six months ended June 30, 2010, we recorded a $9.9 million loss on extinguishment of debt related to our debt refinancing completed on April 6, 2010.  This loss included $7.6 million write-off of deferred loan costs associated with our GE debt settled on April 6, 2010 as well as approximately $2.3 million to settle a call premium associated with our prior credit facilities and for interest rate swap related expenses.

Other expenses

For the six months ended June 30, 2010 we recorded $1.2 million of other expenses related to fair value adjustments on our interest rate swaps.  For the six months ended June 30, 2009 we recorded $823,000 of other income related to fair value adjustments on our interest rate swaps, offset by $1.2 million of other expense primarily related to litigation.

Gain on bargain purchase

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc.

In accordance with SFAS No. 141(R), any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million for the six months ended June 30, 2009.

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

Income tax expense

For the six months ended June 30, 2010 and 2009, we recorded $206,000 and $50,000, respectively, for income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2010, we recognized equity in earnings from unconsolidated joint ventures of $3.8 million compared to $5.1 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

We had a working capital balance of $31.4 million and $9.2 million at June 30, 2010 and December 31, 2009, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $11.8 million and $336,000 for the three months ended June 30, 2010 and 2009, respectively, and $15.9 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively.  $9.9 million of the loss in 2010 relates to extinguishment of debt incurred on April 6, 2010.  We also had an equity deficit of $88.3 million and $74.8 million at June 30, 2010 and December 31, 2009, respectively.

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

On April 6, 2010 we completed our debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015 and $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018 (the “Notes”).  We used $412.0 million of the proceeds from the debt restructuring to pay off our prior credit facility and an additional $1.7 million to settle a call premium associated with our prior credit facilities. As a result of this refinancing, we recorded during the three months ended June 30, 2010 a loss on extinguishment of debt of approximately $9.9 million which is made up of the $1.7 million call premium, $7.6 million write-off of deferred loan costs associated with the prior credit facility, as well as $600,000 of additional debt settlement costs.

At June 30, 2010, the balance of the senior secured term loan was approximately $284.3 million and the par value of our senior unsecured notes was $200.0 million.

Just prior to our refinancing discussed above, our outstanding indebtedness included a $242.0 million senior secured term loan B and a $170.0 million second lien term loan both with GE Commercial Finance Healthcare Financial Services originally entered into on November 15, 2006 (the “GE Credit Facility”).

New Credit Agreement

Radnet Management, Inc., a wholly-owned subsidiary of RadNet, Inc., entered into a new Credit and Guaranty Agreement (the “New Credit Agreement”) pursuant to which we obtained $385 million in senior secured bank financing, consisting of a $285 million, six-year term loan facility and a $100 million, five-year revolving credit facility (the New Credit Facilities). In connection with the New Credit Facilities, Radnet Management, Inc., terminated the GE Credit Facility.

Interest. The New Credit Facilities bear interest through maturity at a rate determined by adding the applicable margin to either (a) the Base Rate, which is the highest of the (i) Prime Rate, (ii) the rate which is 0.5% in excess of the Federal Funds Effective Rate, (iii) 3.00% and (iv) 1.00% in excess of the one-month Adjusted Eurodollar Rate at such time, or (b) the Adjusted Eurodollar Rate, which is the higher of (i) the London interbank offered rate, adjusted for statutory reserve requirements, for the respective interest period, as determined by the administrative agent and (ii) 2.00%.  Applicable margin means (i) (a) with respect to Tranche B Term Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Tranche B Term Loans that are Base Rate Loans, 2.75% per annum; and (ii) (a) with respect to Revolving Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Revolving Loans and Swing Line Loans that are Base Rate Loans, 2.75% per annum.

Payments. Commencing on June 30, 2010, we are required to make quarterly amortization payments on the term loan facility, each in the amount of $712,500, with the remaining principal balance paid off at maturity.  Under the New Credit Agreement, we are also required to make mandatory prepayments, subject to specified exceptions, from Consolidated Excess Cash Flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the loan documents relating to the New Credit Facilities) and (iv) the receipt of net cash proceeds by us or any of our subsidiaries from Extraordinary Receipts, as defined in the New Credit Agreement.

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

The Notes

Also on April 6, 2010, we issued $200 million in aggregate amount of senior unsecured Notes which have a coupon of 10.375% and were issued at a price of 98.680%. The Notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The Notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. The Notes will mature on April 1, 2018, and bear interest at the rate of 10.375% per year.  We will pay interest on the Notes on April 1 and October 1, commencing October 1, 2010. The Notes are governed under an indenture agreement with U.S. Bank National Association as trustee.  We have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange The Notes for registered publicly traded notes that have substantially identical terms as The Notes.

Ranking. The Notes and the guarantees:

•	rank equally in right of payment with any existing and future unsecured senior indebtedness of the guarantors;
•	rank senior in right of payment to all existing and future subordinated indebtedness of the Guarantors;
•
are effectively subordinated in right of payment to any secured indebtedness of the guarantors (including indebtedness under the New Credit Facilities) to the extent of the value of the assets securing such indebtedness; and

•	are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that is not a guarantor of the Notes.

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

Restrictive Covenants. The Indenture contains covenants that limit, among other things, the ability of us and our restricted subsidiaries, to:

•	pay dividends or make certain other restricted payments or investments;

•	incur additional indebtedness and issue preferred stock;

•
create liens (other than permitted liens) securing indebtedness or trade payables unless the notes are secured on an equal and ratable basis with the obligations so secured, and, if such liens secure subordinated indebtedness, the notes are secured by a lien senior to such liens;

•	sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with affiliates;

•	create restrictions on dividends or other payments by our restricted subsidiaries; and

•	create guarantees of indebtedness by restricted subsidiaries.

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture.

Sources and Uses of Cash

Cash provided by operating activities was $22.5 million for the six months ended June 30, 2010 and $32.9 million for the six months ended June 30, 2009.

Cash used in investing activities was $50.6 million and $19.2 million for the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, we purchased property and equipment for approximately $20.8 million and acquired the assets and businesses of additional imaging facilities for approximately $29.8 million.

Cash provided by financing activities was $38.5 million for the six months ended June 30, 2010 compared to cash used in financing activities of $13.7 million for the six months ended June 30, 2009.  The cash provided by financing activities for the six months ended June 30, 2010 was primarily related to our debt refinancing completed on April 6, 2010.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

In addition to the other information set forth in this report, we urge you to carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ended December 31, 2009, as amended,  and the factors discussed in Part II, "Item 1A Risk Factors" in our Form 10-Q for the quarter ended March 31, 2010, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Form 10-K, as amended, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Changes in the method or rates of third-party reimbursement could have a negative impact on our results.

From time to time, changes designed to contain healthcare costs have been implemented, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business.  For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis.  Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene.  For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%.  The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%.  This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008.  Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), the 0.5% increase was continued for the rest of 2008.  In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009.  For 2010, CMS projected a rate reduction of 21.2%.  On December 19, 2009, President Obama signed into law the Department of Defense Appropriations Act, 2010 which includes a zero percent Medicare physician update through February 28, 2010.  This was further extended through March 31, 2010 and later through May 31, 2010 by the Temporary Extension Act of 2010 and the Continuing Extension Act of 2010, signed into law by President Obama on March 2, 2010 and April 15, 2010, respectively.  Further action was taken on June 25, 2010, when the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 was signed into law.  Section 101 of Pub. L. 111-192 provides for a 2.2% update to the 2010 Physician Fee Schedule effective for dates of service June 1, 2010 through November 30, 2010.  This incremental legislation is designed to delay the 21.2% payment reductions inherent in the statutory payment formula.  On July 13, 2010, the proposed Calendar Year 2011 Medicare Physician Fee Schedule regulation was published in the Federal Register.  Payments under the Physician Fee Schedule will be reduced in 2011 by 6.1%, in addition to the 21.2% rate reduction that will go into effect if Congress fails to intervene.  The resulting decrease in payment will adversely impact our revenues and  results of operation.

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

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS.  The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session.  Beginning in 2006, CMS had only implemented a 25% reduction for each additional imaging procedure on contiguous body parts.  However, for services furnished on or after July 1, 2010, PPACA requires the full 50% reduction to be implemented, as mandated by the DRA.

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS in the Federal Register.  For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule.  First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate.  This change applied to MRI and CT scans.  The Health Care and Education Affordability Reconciliation Act (the "Reconciliation Act"), signed into law on March 30, 2010, resets the assumed usage rate for diagnostic imaging equipment costing more than $1 million to a rate of 75%, effective for payments made under the 2011 Medicare Physician Fee Schedule and subsequent years.  Further with respect to its 2010 changes, CMS also reduced payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services.  The reductions primarily impacted radiology and other diagnostic tests.  All these changes to the Medicare Physician Fee Schedule will be transitioned over a four year period such that beginning in 2013, CMS will fully implement the revised payment rates.  For the 2010 transitioned payment, CMS estimates the impact of its changes will result in a 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2010, we completed the acquisition of Truxtun Medical Group in Bakersfield, California for approximately $20.3 million in cash and the issuance of 375,000 shares of Radnet, Inc. common stock valued at approximately $1.2 million on the date of acquisition.  The shares of common stock were issued in reliance upon an exemption from the registration requirements of the Securities Act under Section 4(2) of the Act.

ITEM 3	Defaults Upon Senior Securities

None

ITEM 4	Removed and Reserved

ITEM 5	Other Information

None

ITEM 6	Exhibits

The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

(Registrant)

Date: August 9, 2010	By	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
4.1*	Pledge and Security Agreement, dated as of April 6, 2010, among each of the grantors party thereto and Barclays Bank PLC.
4.2*	Indenture, dated as of April 6, 2010, among Radnet Management, Inc., RadNet, Inc. and the other guarantors party thereto and U.S. Bank National Association, as trustee.
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