Form 10-Q
period 2010-09-30
RadNet, Inc.
filed 2010-11-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 0-19019

RadNet, Inc.
(Exact name of registrant as specified in charter)

Delaware	13-3326724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 Cotner Avenue
Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

(310) 478-7808
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No ☐

<>Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on November 9, 2010, was 36,979,725 shares.

Table of Contents

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,462	$10,094
Accounts receivable, net	94,604	87,825
Prepaid expenses and other current assets	16,472	9,990
Total current assets	135,538	107,909
PROPERTY AND EQUIPMENT, NET	190,031	182,571
OTHER ASSETS
Goodwill	125,011	106,502
Other intangible assets	52,569	54,313
Deferred financing costs, net	16,003	8,229
Investment in joint ventures	16,020	18,741
Deposits and other	2,478	2,406
Total assets	$537,650	$480,671
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$84,640	$69,641
Due to affiliates	2,382	7,456
Current portion of notes payable	8,043	6,927
Current portion of deferred rent	717	560
Obligations under capital leases, current portion	10,227	14,121
Total current liabilities	106,009	98,705
LONG-TERM LIABILITIES
Deferred rent, net of current portion	10,638	8,920
Deferred taxes	277	277
Notes payable, net of current portion	480,684	416,699
Obligations under capital leases, net of current portion	6,565	13,568
Other non-current liabilities	21,004	17,263
Total liabilities	625,177	555,432
COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 36,979,725 and 36,259,279 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	4	4
Paid-in-capital	161,018	156,758
Accumulated other comprehensive loss	(2,453)	(1,588)
Accumulated deficit	(246,141)	(229,989)
Total Radnet, Inc.'s equity deficit	(87,572)	(74,815)
Noncontrolling interests	45	54
Total equity deficit	(87,527)	(74,761)
Total liabilities and equity deficit	$537,650	$480,671

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET REVENUE	$140,093	$133,404	$403,222	$392,553

OPERATING EXPENSES
Cost of operations	106,634	101,924	311,478	298,653
Depreciation and amortization	13,002	13,593	40,153	39,979
Provision for bad debts	8,458	8,386	24,603	24,729
Loss on sale of equipment	451	72	606	375
Severance costs	164	286	731	643
Total operating expenses	128,709	124,261	377,571	364,379

INCOME FROM OPERATIONS	11,384	9,143	25,651	28,174

OTHER EXPENSES
Interest expense	12,781	12,367	35,477	38,538
Loss on extinguishment of debt	-	-	9,871	-
Gain on bargain purchase	-	-	-	(1,387)
Other expenses (income)	821	(2)	1,971	416
Total other expenses	13,602	12,365	47,319	37,567

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	(2,218)	(3,222)	(21,668)	(9,393)
Provision for income taxes	(317)	(231)	(523)	(281)
Equity in earnings of joint ventures	2,282	1,751	6,114	6,839
NET LOSS	(253)	(1,702)	(16,077)	(2,835)
Net income attributable to noncontrolling interests	32	24	75	69
NET LOSS ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$(285)	$(1,726)	$(16,152)	$(2,904)

BASIC AND DILUTED NET LOSS PER SHARE
ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$(0.01)	$(0.05)	$(0.44)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	36,979,725	36,105,149	36,755,781	35,982,558

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

						Accumulated	Total
						Other	Radnet, Inc.'s		Total
	Common Stock			Paid-in	Accumulated	Comprehensive	Equity	Noncontrolling	Equity
	Shares	Amount		Capital	Deficit	Loss	Deficit	Interests	Deficit
BALANCE - JANUARY 1, 2010	36,259,279	$4	#	$156,758	$(229,989)	$(1,588)	$(74,815)	$54	$(74,761)

Issuance of common stock to shareholders of Union Imaging	75,000	-		153	-	-	153	-	153
Issuance of common stock to shareholders of Truxtun Medical Group	375,000	-		1,238	-	-	1,238	-	1,238
Issuance of common stock upon exercise of options/warrants	270,446	-		49	-	-	49	-	49
Stock-based compensation	-	-		2,820	-	-	2,820	-	2,820
Distributions paid to noncontrolling interests	-	-		-	-	-	-	(84)	(84)
Change in cumulative foreign currency translation adjustment	-	-		-	-	(4)	(4)	-	(4)
Change in fair value of interest rate swap from prior periods reclassified to earnings	-	-		-	-	611	611	-	611
Change in fair value of interest rate swap	-	-		-	-	(1,472)	(1,472)	-	(1,472)
Net loss					(16,152)		(16,152)	75	(16,077)
Comprehensive loss	-	-		-	-	-	(17,013)	75	(16,938)
BALANCE - SEPTEMBER 30, 2010	36,979,725	$4	#	$161,018	$(246,141)	$(2,453)	$(87,572)	$45	$(87,527)

Comprehensive loss for the nine months ended September 30, 2009:
Net loss							$(2,904)
Change in fair value of interest rate swap							2,555
Comprehensive loss							$(349)

The accompanying notes are an integral part of these financial statements

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(16,077)	$(2,835)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	40,153	39,979
Provision for bad debts	24,603	24,729
Equity in earnings of joint ventures	(6,114)	(6,839)
Distributions from joint ventures	8,339	6,852
Deferred rent amortization	1,875	614
Deferred financing cost amortization	2,074	2,009
Amortization of bond discount	107	-
Loss on sale of equipment	606	375
Loss on extinguishment of debt	9,871	-
Gain on bargin purchase	-	(1,387)
Stock-based compensation	2,820	2,936
Changes in operating assets and liabilities, net of assets
acquired and liabilities assumed in purchase transactions:
Accounts receivable	(27,678)	(20,896)
Other current assets	(5,675)	3,213
Other assets	(48)	592
Accounts payable and accrued expenses	15,298	908
Net cash provided by operating activities	50,154	50,250
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(34,580)	(3,917)
Proceeds from sale of imaging facilities	-	650
Purchase of property and equipment	(33,135)	(22,805)
Proceeds from sale of imaging equipment	94	-
Purchase of equity interest in joint ventures	-	(315)
Net cash used in investing activities	(67,621)	(26,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(16,295)	(17,684)
Repayment of debt	(412,000)	-
Proceeds from borrowings	482,360	-
Deferred financing costs	(17,407)	-
Distributions paid to noncontrolling interests	(84)	(88)
Payments on line of credit	-	(1,742)
Payments to counterparties of interest rate swaps, net of amounts received	(4,783)	(3,151)
Proceeds from issuance of common stock	49	-
Net cash provided by (used in) financing activities	31,840	(22,665)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	-
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,368	1,198
CASH AND CASH EQUIVALENTS, beginning of period	10,094	-
CASH AND CASH EQUIVALENTS, end of period	$24,462	$1,198

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$23,579	$32,046

The accompanying notes are an integral part of these financial statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We entered into capital leases and equipment notes for approximately $32,000 and $10.4 million, excluding capital leases assumed in acquisitions, during the nine months ended September 30, 2010 and 2009, respectively.  We also acquired equipment for approximately $9.9 million and $8.2 million during the nine months ended September 30, 2010 and 2009, respectively, that we had not paid for as of September 30, 2010 and 2009, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At September 30, 2010, we operated a group of regional networks comprised of 192 diagnostic imaging facilities located in seven states with operations primarily in California, Maryland, Florida, Kansas, Delaware, New Jersey and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. The Company’s operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 15% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and deminimis equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $38.6 million and $36.2 of net revenue for the nine months ended September 30, 2010 and 2009, respectively, and $38.6 million and $36.3 million of operating expenses for the nine months ended September 30, 2010 and 2009, respectively.  RadNet recognized $137.9 million and $130.7 million of net revenues for the nine months ended September 30, 2010 and 2009, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

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

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2010 and 2009 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Significant accounting policies

As of the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2009 except for the following:

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net loss.

Liquidity and Capital Resources

We had a working capital balance of $29.5 million and $9.2 million at September 30, 2010 and December 31, 2009, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $285,000 and $1.7 million for the three months ended September 30, 2010 and 2009, respectively, and $16.2 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively.  $9.9 million of the loss in 2010 relates to extinguishment of debt which occurred on April 6, 2010.  We also had an equity deficit of $87.5 million and $74.8 million at September 30, 2010 and December 31, 2009, respectively.

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

On April 6, 2010 we completed our debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015 and $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018 (the “Notes”).  We used $412.0 million of the proceeds from the debt restructuring to pay off our prior credit facility and an additional $1.7 million to settle a call premium associated with our prior credit facilities. As a result of this refinancing, we recorded during the second quarter of 2010 a loss on extinguishment of debt of approximately $9.9 million which is made up of the $1.7 million call premium, $7.6 million write-off of deferred loan costs associated with the prior credit facility, as well as $600,000 of additional debt settlement costs.

At September 30, 2010, the balance of the senior secured term loan was approximately $283.6 million and the par value of our senior unsecured notes was $200.0 million.

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

Payments. Commencing on June 30, 2010, we are required to make quarterly amortization payments on the term loan facility, each in the amount of $712,500, with the remaining principal balance paid at maturity.  Under the New Credit Agreement, we are also required to make mandatory prepayments, subject to specified exceptions, from Consolidated Excess Cash Flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the loan documents relating to the New Credit Facilities) and (iv) the receipt of net cash proceeds by us or any of our subsidiaries from Extraordinary Receipts, as defined in the New Credit Agreement.

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

Senior Unsecured Notes

Also on April 6, 2010, we issued $200 million in aggregate amount of senior unsecured Notes which have a coupon of 10.375% and were issued at a price of 98.680%. The Notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The Notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. The Notes will mature on April 1, 2018, and bear interest at the rate of 10.375% per year.  We will pay interest on the Notes on April 1 and October 1, commencing October 1, 2010. The Notes are governed under an indenture agreement with U.S. Bank National Association as trustee. We have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the Notes for registered publicly tradable notes that have substantially identical terms as the Notes. On August 30, 2010, we filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to the offer to exchange the Notes.  The registration statement has not yet been declared effective.

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

In connection with our GE credit facility, we swapped 50% of the aggregate principal amount of the facilities to a floating rate within 90 days of the closing.  On April 11, 2006, effective April 28, 2006, we entered into an interest rate swap on $73.0 million fixing the LIBOR rate of interest at 5.47% for a period of three years.  This swap was made in conjunction with the $161.0 million credit facility that closed on March 9, 2006. In addition, on November 15, 2006, we entered into an interest rate swap, designated as a cash flow hedge, on $107.0 million fixing the LIBOR rate of interest at 5.02% for a period of three years, and on November 28, 2006, we entered into an interest rate swap, also designated as a cash flow hedge, on $90.0 million fixing the LIBOR rate of interest at 5.03% for a period of three years.  Previously, the interest rate on the above $270.0 million portion of the credit facility was based upon a spread over LIBOR which floats with market conditions.

During the first quarter of 2009 we modified the two interest rate swaps designated as cash flow hedges mentioned above.  The modifications, commonly referred to as “blend and extends”, extended the maturity of and re-priced these two interest rate swaps originally executed in 2006 for an additional 36 months, resulting in an estimated annualized cash interest expense savings of $2.9 million.

            On the LIBOR hedge modification for a notional amount of $107 million of LIBOR exposure, the Company on January 29, 2009 replaced the existing fixed LIBOR rate of 5.02% with a new rate of 3.47% maturing on November 15, 2012.  On the second LIBOR hedge modification for a notional amount of $90 million of LIBOR exposure, the Company, on February 5, 2009, replaced the existing fixed LIBOR rate of 5.03% with a new rate of 3.62% also maturing on November 15, 2012. Both modified interest swaps were designated as cash flow hedges.

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

As a result of our refinancing and the New Credit Agreement and the issuance of the Notes completed on April 6, 2010, our interest rate swaps do not match the terms of our current bank debt and so accordingly, we have determined that they are no longer designated as cash flow hedges.  Accordingly, all changes in their fair value after April 6, 2010 are, and will continue to be recognized in earnings as other expense.

The related Accumulated Other Comprehensive Loss (AOCL) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010, the date of our refinancing, will be amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges.  As of April 6, 2010, the fair value of the interest rate swaps was a negative $10.4 million. From April 6, 2010 to September 30, 2010, approximately $611,000 of AOCL was amortized to interest expense.

At September 30, 2010 the negative fair value of these interest rate swaps was $12.3 million and was classified as other non-current liabilities in our consolidated balance sheet.  For the nine months ended September 30, 2010, we recognized approximately $2.0 million in other expense related to the change in fair value of these interest rate swaps from April 6, 2010 to September 30, 2010.

A tabular presentation of the fair value of derivative instruments as of September 30, 2010 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other non-current liabilities	$(12,343)

A tabular presentation of the fair value of derivative instruments as of December 31, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other non-current liabilities	$(8,901)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended September 30, 2010

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	---	($821)	Other income/ (expense)	* ($305)	Interest income/(expense)

  *    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

For the Three Months Ended September 30, 2009

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,856)	---	Other income/ (expense)	* ($1,836)	Interest income/(expense)

  *    Amortization of OCI associated with the original cash flow hedges prior to modification on January 28, 2009 (see discussion above).

For the Nine Months Ended September 30, 2010

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,472)	($1,971)	Other income/ (expense)	* ($611)	Interest income/(expense)

  *    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

For the Nine Months Ended September 30, 2009

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($2,341)	$823	Other income/ (expense)	* ($4,895)	Interest income/(expense)

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

NOTE 4 – FACILITY ACQUISITIONS

Based on tests outlined in Rule 1-02(w) of Regulation S-X and the thresholds for these tests set by Rule 3-05 of Regulation S-X, we have determined that none of the acquisitions listed below for the nine months ended September 30, 2010 and 2009 are,  individually or collectively for either reporting period, material.

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

On September 10, 2010, we completed the acquisition of Korangy Medical Equipment, LLC in Catonsville, Maryland for approximately $605,000.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $605,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On August 11, 2010, we completed the acquisition of Health Diagnostics of New Jersey in Edison, New Jersey for approximately $3.5 million.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $3.0 million of fixed assets, $300,000 of other intangible assets related to covenant not to compete contracts, and $814,000 of goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $635,000 for obligations under an existing operating facility lease through February of 2014 that we do not intend to utilize.

On July 1, 2010, we completed the acquisition of an imaging center located in Fremont, California from Insight Health Corp.  for approximately $140,000.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $170,000 of fixed assets, $150,000 of other intangible assets related to covenant not to compete contracts, and no goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $184,000 for obligations under an existing operating facility lease through August of 2012 that we do not intend to utilize.

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

NOTE 5 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss attributable to Radnet, Inc.'s common stockholders	$(285)	$(1,726)	$(16,152)	$(2,904)

Weighted average number of common shares outstanding during the year	36,979,725	36,105,149	36,755,781	35,982,558
Basic and diluted loss per share attributable to Radnet, Inc.'s common stockholders	$(0.01)	$(0.05)	$(0.44)	$(0.08)

For the three and nine months ended September 30, 2010 and 2009, we excluded all options and warrants (see Note 7) in the calculation of diluted loss per share because their effect is antidilutive.

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures decreased $2.7 million to $16.0 million at September 30, 2010 compared to $18.7 million at December 31, 2009.  This decrease is primarily related to our respective share of scheduled distributions of $8.8 million offset by our recording of equity earnings of $6.1 million.

We received management service fees from the centers underlying these joint ventures of approximately $1.7 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $5.1 million and $5.4 million for the nine months ended September 30, 2010 and 2009, respectively, and eliminated the portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of September 30, 2010 and December 31, 2009, and for the nine months ended September 30, 2010 and 2009 (in thousands):

Balance Sheet Data:	September 30,	December 31, 2009
Current assets	$15,195	$20,920
Noncurrent assets	26,285	27,243
Current liabilities	(6,422)	(5,929)
Noncurrent liabilities	(6,771)	(7,692)
Total net assets	$28,287	$34,542

Book value of Radnet joint venture interests	$12,368	$14,934
Cost in excess of book value of acquired joint venture interests	3,383	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	269	424
Total value of Radnet joint venture interests	$16,020	$18,741

Total book value of other joint venture partner interests	$15,919	$19,608

Income Statement Data for the nine months ended September 30,	2010	2009

Net revenue	$57,745	$56,826
Net income	$9,407	$10,334

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

As of September 30, 2010, 3,123,334, or approximately 59.6%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the nine months ended September 30, 2010, we granted options and warrants to acquire 1,345,000 shares of common stock.

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

As of September 30, 2010, 2,469,566, or approximately 90.0%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the nine months ended September 30, 2010, we did not grant any warrants outside the 2006 Plan.

The following summarizes all of our option and warrant activity for the nine months ended September 30, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Outstanding Options and Warrants		Exercise price	Contractual Life	Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2009	3,959,750	$4.15
Granted	1,345,000	2.47
Exercised	-	-
Canceled or expired	(60,000)	2.40
Balance, September 30, 2010	5,244,750	3.74	3.69	$516,030
Exercisable at September 30, 2010	3,123,334	3.79	3.47	369,130

			Weighted Average
		Weighted Average	Remaining	Aggregate
Non-Plan		Exercise price	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2009	3,057,898	$2.24
Granted	-	-
Exercised	(315,000)	0.73
Canceled or expired	-	-
Balance, September 30, 2010	2,742,898	2.42	1.79	$1,967,309
Exercisable at September 30, 2010	2,469,566	2.22	1.81	1,935,309

The aggregate intrinsic value in the table above represents the difference between our closing stock price on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options and warrants on September 30, 2010. Total intrinsic value of options and warrants exercised during the nine months ended September 30, 2010 was approximately $923,900.  As of September 30, 2010, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $3.9 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

The following is the weighted average data used to calculate the fair value:

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

September 30, 2010	2.17%	3.2 years	89.92%	-
September 30, 2009	2.65%	3.1 years	91.45%	-

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

The weighted-average grant date fair value of stock options and warrants granted during the nine months ended September 30, 2010 and 2009 was $1.46 and $1.43, respectively.

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

At September 30, 2010, based on Level 2 inputs primarily related to comparable market prices, we determined the fair values of our senior secured term loan and our senior unsecured notes, both issued on April 6, 2010, to be $277.9 million and $185.0 million, respectively.  The carrying amount of the senior secured term loan and the senior unsecured notes at September 30, 2010 was $283.6 million and $200.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At September 30, 2010 the fair value of these swaps of a liability of $12.3 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2010, we completed our acquisitions of Image Medical Corporation, the parent of eRAD, Inc., for $10.75 million in a combination of cash and promissory notes.  eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.

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

Statements in this report relating to the following are forward looking statements:

•      future revenues;
•      expected performance and cash flows;
•      the timing and impact of changes in regulations affecting the Company;
•      anticipated and potential changes in third-party reimbursement rates;
•      the outcome of litigation;
•      the availability of radiologists at BRMG and our other contracted radiology practices;
•      our expectations concerning competition;
•      the success, timing and impact of potential acquisitions and divestitures of businesses;
•      our intentions with respect to joint ventures and other business arrangements;
•      access to capital and the terms relating thereto;
•      the nature and impact of technological changes in our industry;
•      our ability to successfully implement and achieve our internal plans;
•      our ability to maintain compliance with our debt covenants; and
•      anticipated costs of capital investments.

The factors included in “Risks Relating to Our Business,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended or supplemented by the information,  if any, in Part II – Item 1A below and in our Quarterly Reports on Form 10-Q for the period ended March 31, 2010 and June 30, 2010, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.  You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.  These forward-looking statements speak only as of the date when they are made.  Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.  Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the Company’s filings with the Securities and Exchange Commission on Form 10-K, Form 10-Q and Form 8-K.

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which provides a more thorough discussion of the Company’s services, industry outlook, and business trends.

With 192 centers, as of September 30, 2010, located in California, Delaware, Maryland, New Jersey, Florida, Kansas and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations.  Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients.  Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.  The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors.  Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

In addition to wholly-owned subsidiaries, we have interests in certain other partnerships and entities. Accounting Standards Codification Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”).  We consolidate all voting interest entities in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 15% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and di-minimus equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $38.6 million and $36.2 of net revenue for the nine months ended September 30, 2010 and 2009, respectively, and $38.6 million and $36.3 million of operating expenses for the nine months ended September 30, 2010 and 2009, respectively.  RadNet recognized $137.9 million and $130.7 million of net revenues for the nine months ended September 30, 2010 and 2009, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

Recent Developments

On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc., for $10.75 million in a combination of cash and promissory notes.   We have also assembled a new software development team, consisting of veterans of the radiology software industry, to complement eRAD’s product portfolio.  eRAD and the newly hired software development team form a Radiology Information Technology division of RadNet, under the leadership of Ranjan Jayanathan, RadNet’s Chief Information Officer.

eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.  Over 250 hospitals, teleradiology businesses, imaging centers and specialty physician groups use eRAD’s technology to distribute, visualize, store and retrieve digital images taken from all diagnostic imaging modalities.  eRAD has approximately 30 employees, including a Research and Development team of 11 software engineers in Budapest, Hungary.

In addition, this newly formed technology division has assembled an industry leading team of software developers, based out of Prince Edward Island, Canada, to create Radiology workflow solutions.  All members of this Canadian based team have significant software development expertise in radiology, and together with eRAD, will create fully integrated solutions to manage all aspects of RadNet’s internal information needs.

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

The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  In Note 2 to our consolidated financial statements in our annual report on Form 10-K for fiscal year ended December 31, 2009, as amended, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates.  The most significant areas involving management’s judgments and estimates are described below.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statement of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NET REVENUE	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of operations	76.1%	76.4%	77.2%	76.1%
Depreciation and amortization	9.3%	10.2%	10.0%	10.2%
Provision for bad debts	6.0%	6.3%	6.1%	6.3%
Loss on sale of equipment	0.3%	0.1%	0.2%	0.1%
Severance costs	0.1%	0.2%	0.2%	0.2%
Total operating expenses	91.9%	93.1%	93.6%	92.8%

INCOME FROM OPERATIONS	8.1%	6.9%	6.4%	7.2%

OTHER EXPENSES
Interest expense	9.1%	9.3%	8.8%	9.8%
Loss on extinguishment of debt	0.0%	0.0%	2.4%	0.0%
Gain on bargain purchase	0.0%	0.0%	0.0%	-0.4%
Other expenses (income)	0.6%	0.0%	0.5%	0.1%
Total other expenses	9.7%	9.3%	11.7%	9.6%

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	-1.6%	-2.4%	-5.4%	-2.4%
Provision for income taxes	-0.2%	-0.2%	-0.1%	-0.1%
Equity in earnings of joint ventures	1.6%	1.3%	1.5%	1.7%
NET LOSS	-0.2%	-1.3%	-4.0%	-0.7%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	-0.2%	-1.3%	-4.0%	-0.7%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Revenue

Net revenue for the three months ended September 30, 2010 was $140.1 million compared to $133.4 million for the three months ended September 30, 2009, an increase of $6.7 million, or 5.0%.

Net revenue, including only those centers which were in operation throughout the third quarters of both 2010 and 2009, decreased $3.5 million, or 2.6%.  This 2.6% decrease is primarily the result of a decline in patient scheduling during the third quarter of 2010.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2009.  For the three months ended September 30, 2010, net revenue from centers that were acquired subsequent to July 1, 2009 and excluded from the above comparison was $10.4 million.  For the three months ended September 30, 2009, net revenue from centers that were acquired subsequent to July 1, 2009 and excluded from the above comparison was $193,000.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2010 increased approximately $4.4 million, or 3.6%, from $124.3 million for the three months ended September 30, 2009 to $128.7 million for the three months ended September 30, 2010.  The following table sets forth our total operating expenses for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	2010	2009

Salaries and professional reading fees, excluding stock-based compensation	$58,209	$55,001
Stock-based compensation	792	712
Building and equipment rental	12,453	10,896
Medical supplies	7,838	8,070
Other operating expenses *	27,342	27,245
Cost of operations	106,634	101,924

Depreciation and amortization	13,002	13,593
Provision for bad debts	8,458	8,386
Loss on sale of equipment	451	72
Severance costs	164	286
Total operating expenses	$128,709	$124,261

*           Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees, excluding stock-based compensation and severance, increased $3.2 million, or 5.8%, to $58.2 million for the three months ended September 30, 2010 compared to $55.0 million for the three months ended September 30, 2009.

Salaries and professional reading fees, including only those centers which were in operation throughout the third quarters of both 2010 and 2009, decreased $1.5 million, or 2.7%.  This 2.7% decrease is primarily due to certain cost cutting measures completed during the third quarter of 2010.  This comparison excludes contributions from centers that were acquired or divested subsequent to July 1, 2009.  For the three months ended September 30, 2010, salaries and professional reading fees from centers that were acquired subsequent to July 1, 2009 and excluded from the above comparison was $4.8 million.  For the three months ended September 30, 2009, salaries and professional reading fees from centers that were acquired subsequent to July 1, 2009 and excluded from the above comparison was $75,000.

Stock-based compensation

Stock-based compensation increased $80,000, or 11.2%, to $792,000 for the three months ended September 30, 2010 compared to $712,000 for the three months ended September 30, 2009.

Building and equipment rental

Building and equipment rental expenses increased $1.6 million, or 14.3%, to $12.5 million for the three months ended September 30, 2010 compared to $10.9 million for the three months ended September 30, 2009.

Building and equipment rental expenses, including only those centers which were in operation throughout the third quarters of both 2010 and 2009, increased $412,000, or 3.8%.  This 3.8% increase is primarily due to an increase in equipment rent at certain existing centers for equipment we replaced through operating leases during the third quarter of 2010 that was previously held under capital leases.  This comparison excludes contributions from centers that were acquired or divested subsequent to July 1, 2009.  For the three months ended September 30, 2010, building and equipment rental expenses from centers that were acquired subsequent to July 1, 2009 and excluded from the above comparison was $1.2 million.  For the three months ended September 30, 2009, building and equipment rental expenses from centers that were acquired subsequent to July 1, 2009 and excluded from the above comparison was $61,000.

Medical supplies

Medical supplies expense decreased $232,000, or 2.9%, to $7.8 million for the three months ended September 30, 2010 compared to $8.0 million for the three months ended September 30, 2009.

Medical supplies expense, including only those centers which were in operation throughout the third quarters of both 2010 and 2009, decreased $729,000, or 9.0%.  This 9.0% decrease is primarily due to a change in vendors supplying certain drugs used in operating our Breastlink centers as well as obtaining certain rebates during the third quarter of 2010. This comparison excludes contributions from centers that were acquired or divested subsequent to July 1, 2009.  For the three months ended September 30, 2010, medical supplies expense from centers that were acquired subsequent to July 1, 2009 and excluded from the above comparison was $500,000.  For the three months ended September 30, 2009, medical supplies expense from centers that were acquired subsequent to July 1, 2009 and excluded from the above comparison was $3,000.

Depreciation and amortization

Depreciation and amortization decreased $591,000, or 4.3%, to $13.0 million for the three months ended September 30, 2010 compared to the same period last year.   This 4.3% decrease is primarily due to certain depreciable assets becoming fully depreciated before the start of the third quarter of 2010.

Provision for bad debts

Provision for bad debts increased $72,000, or 0.9%, to $8.5 million, or 6.0% of net revenue, for the three months ended September 30, 2010 compared to $8.4 million, or 6.3% of net revenue, for the three months ended September 30, 2009.

Interest expense

Interest expense for the three months ended September 30, 2010 increased approximately $414,000, or 3.4%, to $12.8 million for the three months ended September 30, 2010 compared to $12.4 million for the three months ended September 30, 2009.  Interest expense for the three months ended September 30, 2010 included $305,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing. Interest expense for the three months ended September 30, 2009 included $1.8 million of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments accumulated prior to our January 28, 2009 modification of interest rate swaps.  Excluding these adjustments to interest expense related to our interest rate swaps in both periods, interest expense increased $1.9 million, which was primarily due to interest on our additional borrowings under the debt refinancing completed April 6, 2010.

Other expenses

For the three months ended September 30, 2010 we recorded $821,000 of other expenses related to fair value adjustments on our interest rate swaps.

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures increased $531,000, or 30.3% to $2.3 million for the three months ended September 30, 2010 compared to $1.8 million for the three months ended September 30, 2009.  The 30.3% increase is primarily due to the fact that a charge to net revenue was taken during the three months ended September 30, 2009, related to valuation adjustments of accounts receivable at September 30, 2009, with no such charge being taken during the three months ended September 30, 2010.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Revenue

Net revenue for the nine months ended September 30, 2010 was $403.2 million compared to $392.6 million for the nine months ended September 30, 2009, an increase of $10.7 million, or 2.7%.

Net revenue, including only those centers which were in operation throughout the first nine months of both 2010 and 2009, decreased $14.9 million, or 3.9%.  This 3.9% decrease is primarily the result of a decline in patient scheduling during the first nine months of 2010, much of which was due to unusually severe weather conditions on the east coast during the first quarter of 2010. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the nine months ended September 30, 2010, net revenue from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $31.6 million.  For the nine months ended September 30, 2009, net revenue from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $6.0 million.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2010 increased approximately $13.2 million, or 3.6%, from $364.4 million for the nine months ended September 30, 2009 to $377.6 million for the nine months ended September 30, 2010.  The following table sets forth our total operating expenses for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009

Salaries and professional reading fees, excluding stock-based compensation	$171,637	$160,839
Stock-based compensation	2,820	2,936
Building and equipment rental	35,702	32,518
Medical supplies	22,708	24,529
Other operating expenses *	78,611	77,831
Cost of operations	311,478	298,653

Depreciation and amortization	40,153	39,979
Provision for bad debts	24,603	24,729
Loss on sale of equipment	606	375
Severance costs	731	643
Total operating expenses	$377,571	$364,379

*            Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $10.8 million, or 6.7%, to $171.6 million for the nine months ended September 30, 2010 compared to $160.8 million for the nine months ended September 30, 2009.

Salaries and professional reading fees, including only those centers which were in operation throughout the first nine months of both 2010 and 2009, decreased $347,000, or 0.2%.   This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the nine months ended September 30, 2010, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $13.3 million.  For the nine months ended September 30, 2009, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $2.2 million.

Stock-based compensation

Stock-based compensation decreased $116,000, or 4.0%, to $2.8 million for the nine months ended September 30, 2010 compared to $2.9 million for the nine months ended September 30, 2009.  The decrease is primarily due to a larger number of options granted during the first half of 2009 that vested on the date of grant compared to the same period of 2010.

Building and equipment rental

Building and equipment rental expenses increased $3.2 million, or 9.8%, to $35.7 million for the nine months ended September 30, 2010 compared to $32.5 million for the nine months ended September 30, 2009.

Building and equipment rental expenses, including only those centers which were in operation throughout the first nine months of both 2010 and 2009, increased $342,000, or 1.1%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the nine months ended September 30, 2010, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $3.9 million.  For the nine months ended September 30, 2009, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $1.0 million.

Medical supplies

Medical supplies expense decreased $1.8 million, or 7.4%, to $22.7 million for the nine months ended September 30, 2010 compared to $24.5 million for the nine months ended September 30, 2009.

Medical supplies expenses, including only those centers which were in operation throughout the first nine months of both 2010 and 2009, decreased $2.9 million, or 12.1%.  This 12.1% decrease is primarily due to a change in vendors supplying certain drugs used in operating our Breastlink centers as well as obtaining certain rebates during the first nine months of 2010. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the nine months ended September 30, 2010, medical supplies expense from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $1.3 million.  For the nine months ended September 30, 2009, medical supplies expense from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $185,000.

Depreciation and amortization

Depreciation and amortization increased $174,000, or 0.4%, to $40.2 million for the nine months ended September 30, 2010 compared to the same period last year.

Provision for bad debts

Provision for bad debts decreased $126,000, or 0.5%, to $24.6 million, or 6.1% of net revenue, for the nine months ended September 30, 2010 compared to $24.7 million, or 6.3% of net revenue, for the nine months ended September 30, 2009.

Interest expense

Interest expense for the nine months ended September 30, 2010 decreased approximately $3.1 million, or 8.0%, to $35.4 million for the nine months ended September 30, 2010 compared to $38.5 million for the nine months ended September 30, 2009.  Interest expense for the nine months ended September 30, 2010 included $611,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing. Interest expense for the nine months ended September 30, 2009 included $4.9 million of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments accumulated prior to our January 28, 2009 modification of interest rate swaps.  Excluding these adjustments to interest expense related to our interest rate swaps in both periods, interest expense increased $1.2 million.  This increase was primarily due to interest expense on the additional borrowings under the debt refinancing completed April 6, 2010.

Loss on extinguishment of debt

For the nine months ended September 30, 2010, we recorded a $9.9 million loss on extinguishment of debt related to our debt refinancing completed on April 6, 2010.  This loss included $7.6 million write-off of deferred loan costs associated with our GE debt settled on April 6, 2010 as well as approximately $2.3 million to settle a call premium associated with our prior credit facilities and for interest rate swap related expenses.

Other expenses

For the nine months ended September 30, 2010 we recorded $2.0 million of other expenses related to fair value adjustments on our interest rate swaps.  For the nine months ended September 30, 2009 we recorded $823,000 of other income related to fair value adjustments on our interest rate swaps, offset by $1.2 million of other expense primarily related to litigation.

Gain on bargain purchase

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from Medical Resources, Inc.

In accordance with SFAS No. 141(R), any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, recorded a gain on bargain purchase of approximately $1.4 million for the six months ended June 30, 2009.

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

Income tax expense

For the nine months ended September 30, 2010 and 2009, we recorded $523,000 and $281,000, respectively, for income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures decreased $725,000, or 10.6% to $6.1 million for the nine months ended September 30, 2010 compared to $6.8 million for the nine months ended September 30, 2009.  The 10.6% decrease is primarily due to an adjustment in collection rates during the first nine months of 2010, offset in part by the fact that a charge to net revenue was taken during the three months ended September 30, 2009 related to valuation adjustments of accounts receivable at September 30, 2009.

Adjusted EBITDA

We use both GAAP and non-GAAP metrics to measure our financial results.  We believe that, in addition to GAAP metrics, these non-GAAP metrics assist us in measuring our cash generated from operations and ability to service our debt obligations.  We believe this information is useful to investors and other interested parties because we are highly leveraged and our non-GAAP metrics removes non-cash and nonrecurring charges that occur in the affected period and provides a basis for measuring the Company's financial condition against other quarters.

One non-GAAP measure we believe assists us is Adjusted EBITDA.  We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishments, bargain purchase gains and non-cash equity compensation.  Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taken place during the period.

Adjusted EBITDA is reconciled to its nearest comparable GAAP financial measure, net income (loss).  Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance, and is a measure of leverage capacity and ability to service debt.  Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. As Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of GAAP net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended
	September 30,
	2010	2009

Net Loss Attributable to RadNet, Inc. Common Stockholders	$(285)	$(1,726)
Plus Provision for Income Taxes	317	231
Plus Other Expenses (Income)	821	(2)
Plus Interest Expense	12,781	12,367
Plus Severence Costs	164	286
Plus Loss on Sale of Equipment	451	72
Plus Depreciation and Amortization	13,002	13,593
Plus Non Cash Employee Stock Compensation	793	713
Adjusted EBITDA	$28,044	$25,534

	Nine Months Ended
	September 30,
	2010	2009

Net Loss Attributable to RadNet, Inc. Common Stockholders	$(16,152)	$(2,904)
Plus Provision for Income Taxes	523	281
Plus Other Expenses	1,971	416
Plus Interest Expense	35,477	38,538
Plus Severence Costs	731	643
Plus Loss on Sale of Equipment	606	375
Plus Depreciation and Amortization	40,153	39,979
Plus Non Cash Employee Stock Compensation	2,820	2,936
Plus Loss on Extinguishment of Debt	9,871	-
Less Gain on Bargain Purchase	-	(1,387)
Adjusted EBITDA	$76,000	$78,877

Liquidity and Capital Resources

We had a working capital balance of $29.5 million and $9.2 million at September 30, 2010 and December 31, 2009, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $285,000 and $1.7 million for the three months ended September 30, 2010 and 2009, respectively, and $16.2 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively.  $9.9 million of the loss in 2010 relates to extinguishment of debt which occurred on April 6, 2010.  We also had an equity deficit of $87.5 million and $74.8 million at September 30, 2010 and December 31, 2009, respectively.

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

On April 6, 2010 we completed our debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015 and $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018 (the “Notes”).  We used $412.0 million of the proceeds from the debt restructuring to pay off our prior credit facility and an additional $1.7 million to settle a call premium associated with our prior credit facilities. As a result of this refinancing, we recorded during the second quarter of 2010 a loss on extinguishment of debt of approximately $9.9 million which is made up of the $1.7 million call premium, $7.6 million write-off of deferred loan costs associated with the prior credit facility, as well as $600,000 of additional debt settlement costs.

At September 30, 2010, the balance of the senior secured term loan was approximately $283.6 million and the par value of our senior unsecured notes was $200.0 million.

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

Payments. Commencing on June 30, 2010, we are required to make quarterly amortization payments on the term loan facility, each in the amount of $712,500, with the remaining principal balance paid at maturity.  Under the New Credit Agreement, we are also required to make mandatory prepayments, subject to specified exceptions, from Consolidated Excess Cash Flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the loan documents relating to the New Credit Facilities) and (iv) the receipt of net cash proceeds by us or any of our subsidiaries from Extraordinary Receipts, as defined in the New Credit Agreement.

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

Senior Unsecured Notes

Also on April 6, 2010, we issued $200 million in aggregate amount of senior unsecured Notes which have a coupon of 10.375% and were issued at a price of 98.680%. The Notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The Notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. The Notes will mature on April 1, 2018, and bear interest at the rate of 10.375% per year.  We will pay interest on the Notes on April 1 and October 1, commencing October 1, 2010. The Notes are governed under an indenture agreement with U.S. Bank National Association as trustee. We have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the Notes for registered publicly tradable notes that have substantially identical terms as the Notes. On August 30, 2010, we filed a registration statement on Form S-4 with the Securities and Exchange Commission relating to the offer to exchange the Notes.  The registration statement has not yet been declared effective.

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

Sources and Uses of Cash

Cash provided by operating activities was $50.2 million for the nine months ended September 30, 2010 and $50.3 million for the nine months ended September 30, 2009.

Cash used in investing activities was $67.6 million and $26.4 million for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, we purchased property and equipment for approximately $33.1 million and acquired the assets and businesses of additional imaging facilities for approximately $34.6 million.

Cash provided by financing activities was $31.8 million for the nine months ended September 30, 2010 compared to cash used in financing activities of $22.7 million for the nine months ended September 30, 2009.  The cash provided by financing activities for the nine months ended September 30, 2010 was primarily related to our debt refinancing completed on April 6, 2010.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

In addition to the other information set forth in this report, we urge you to carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Form 10-K for the year ended December 31, 2009, as amended, and the factors discussed in Part II, "Item 1A Risk Factors" in our Form 10-Q for the quarter ended March 31, 2010 and June 30, 2010, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Form 10-K, as amended, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial

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

RADNET, INC. (Registrant)

Date: November 9, 2010	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D.,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Mark D. Stolper
Mark D. Stolper,
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.14*+
Credit Agreement, dated as November 15, 2006, among Radnet Management, Inc., the Credit Parties designated therein, General Electric Capital Corporation, as Agent, the lenders described therein, and GE Capital Markets, Inc.

10.15*+	Amendment No. 1 of Credit Agreement with General Electric Capital dated April 2007.

10.16*+	Amendment No. 2 of Credit Agreement with General Electric Capital dated May 2007.

10.17*+	Amendment No. 3 of Credit Agreement with General Electric Capital Corporation dated August 2007.

10.18*+	Amendment No. 4 of Credit Agreement with General Electric Capital Corporation dated November 2007.

10.19*+	Amendment No. 5 of Credit Agreement with General Electric Capital Corporation dated February 2008.

10.20*+	Amendment No. 6 of Credit Agreement with General Electric Capital Corporation dated April 2008.

10.21*+
Second Lien Credit Agreement, dated as of November 15, 2006, among Radnet Management, Inc., the Credit Parties designated therein, General Electric Capital Corporation, as Agent, the Lenders described therein, and GE Capital Markets, Inc.

10.22*+	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated May 2007.

10.23*+	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated August 2007.

10.24*+	Amendment of Second Lien Credit Agreement with General Electric Capital Corporation dated November 2007.

10.26*+	Second Lien Guaranty, dated as of November 15, 2006, by and among the Guarantors identified therein and General Electric Capital Corporation.

10.27*+	Pledge Agreement, dated as of November 15, 2006, by and among the Pledgors identified therein and General Electric Capital Corporation.

10.28*+	Security Agreement, dated as of November 15, 2006, by and among the Grantors identified therein and General Electric Capital Corporation.

10.29*+	Second Lien Security Agreement, dated as of November 15, 2006, by and among the Grantors identified therein and General Electric Capital Corporation.

10.30*	Commitment and Term Loan Engagement Letter dated March 12, 2010.

10.31*
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

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

* These exhibits are being filed to correct a previously filed version of the exhibit which did not include complete copies of conformed signature pages, schedules or exhibits to the agreement.

+ This agreement has expired and is of no further force and effect.