Form 10-K
period 2010-12-31
RadNet, Inc.
filed 2011-03-11
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2  Yes   ☐ No ☒

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant was approximately $71,593,977 on June 30, 2010 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2010.

The number of shares of the registrant’s common stock outstanding on March 7, 2011, was 37,268,475 shares.

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

RADNET, INC.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in Item 1 —  “Business,” Item 1A— “Risk Factors,” Item 3— “Legal Proceedings,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology. The forward-looking statements contained herein reflect our current views with respect to future events and are based on our currently available financial, economic and competitive data and on current business plans. Actual events or results may differ materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to statements concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our statements regarding future cost savings, our statements regarding increased business from new equipment or operations and our statements regarding our ability to finance our operations.

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

Business Overview

With 201 centers, as of December 31, 2010, located in California, Delaware, Maryland, New Jersey, Florida, and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop leading positions in regional markets in order to leverage operational efficiencies. Our scale and density within selected geographies provides close, long-term relationships with key payors, radiology groups and referring physicians. Each of our facility managers is responsible for managing relationships with local physicians and payors, meeting our standards of patient service and maintaining profitability. We provide corporate training programs, standardized policies and procedures and sharing of best practices among the physicians in our regional networks.

In late 2010 and early 2011 we sought to expand our offering of imaging related services by our acquisition of eRad (development and sale of computerized imaging systems for the imaging industry) and Imaging On Call (teleradiology services for interpretation of images for radiology groups, hospitals and others after business hours, for overflow and specialty work).

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended December 31, 2010, we performed 3,315,019 diagnostic imaging procedures and generated net revenue from continuing operations of $548.5 million. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2010, December 31, 2009 and December 31, 2008 is included in the consolidated financial statements and notes thereto in this Annual Report.

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

Since that time we have continued to develop our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions and dispositions of facilities, see Item 7 -  “Management’s Discussion and Analysis and Results of Operations—Facility Acquisitions” below.

On September 3, 2008 we reincorporated from New York into Delaware and have operated as a Delaware corporation since that time.

On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc. (see Note 3 to the consolidated financial statements to this Form 10-K).  eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.  Over 250 hospitals, teleradiology businesses, imaging centers and specialty physician groups use eRAD’s technology to distribute, visualize, store and retrieve digital images taken from all diagnostic imaging modalities.  eRAD has approximately 30 employees, including a Research and Development team of 11 software engineers in Budapest, Hungary.

In addition, we have assembled an industry leading team of software developers, based out of Prince Edward Island, Canada, to create radiology workflow solutions known as Radiology Information Systems (“RIS”) focused exclusively on RadNet’s internal use.  All members of this Canadian based team have significant software development expertise in radiology, and together with eRAD and its PACS technology, will create fully integrated solutions to manage all aspects of RadNet’s internal information needs. eRAD and the newly hired software development team form a Radiology Information Technology division of RadNet.

References to“RadNet,” “we,” “us,” “our” or the “Company” in this report refer to RadNet, Inc., its subsidiaries and affiliated entities. See “Management’s Discussion and Analysis and Results of Operations—Overview.”

Company Website

We maintain a website at www.radnet.com . We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after the material is electronically filed with the Securities and Exchange Commission. References to our website addressed in this report are provided as a convenience and do not constitute, or should be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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

Industry Trends

We believe the diagnostic imaging services industry will continue to grow as a result of a number of factors, including the following:

Escalating Demand for Healthcare Services from an Aging Population

Persons over the age of 65 comprise one of the fastest growing segments of the population in the United States. According to the United States Census Bureau, this group is expected to increase as much as 33% from 2010 to 2020. Because diagnostic imaging use tends to increase as a person ages, we believe the aging population will generate more demand for diagnostic imaging procedures .

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

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue, including the brain, spine, abdomen, heart and extremities. A typical MRI examination takes from 20 to 45 minutes. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2010, we had 151 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. As of December 31, 2010, we had 83 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2010, we had 32 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2010, we had 41 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2010, we had 168 x-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2010, we had 283 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2010, we had 135 mammography systems in operation, 124 of which are digital mammography systems.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2010, we had 99 fluoroscopy systems in operation.

Our Competitive Strengths

Our Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2010, we operated 201 centers in California, Delaware, Maryland, New Jersey, Florida, and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Facility Density in Many Highly Populated Areas of the United States

The strategic organization of our diagnostic imaging facilities into regional networks concentrated in major population centers in seven states offers unique benefits to our patients, our referring physicians, our payors and us. We are able to increase the convenience of our services to patients by implementing scheduling systems within geographic regions, where practical. For example, many of our diagnostic imaging facilities within a particular region can access the patient appointment calendars of other facilities within the same regional network to efficiently allocate time available and to meet a patient's appointment, date, time, or location preferences. The grouping of our facilities within regional networks enables us to easily move technologists and other personnel, as well as equipment, from under-utilized to over-utilized facilities on an as-needed basis, and drive referrals. Our organization of referral networks results in increased patient throughput, greater operating efficiencies, better equipment utilization rates and improved response time for our patients. We believe our networks of facilities and tailored service offerings for geographic areas drives local physician referrals, makes us an attractive candidate for selection as a preferred provider by third-party payors, creates economies of scale and provides barriers to entry by competitors in our markets.

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. As of December 31, 2010, we received approximately 56% of our payments from commercial insurance payors, 15% from managed care capitated payors, 20% from Medicare and 3% from Medicaid. With the exception of Blue Cross/Blue Shield, which are managed by different entities in each of the states in which we operate, and Medicare, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2010.

Our Strong Relationships with Experienced and Highly Regarded Radiologists

Our contracted radiologists have outstanding credentials, strong relationships with referring physicians, and a broad mix of sub-specialties. The collective experience and expertise of these radiologists translates into more accurate and efficient service to patients. Our close relationship with Howard G. Berger, M.D., our President and Chief Executive Officer, and Beverly Radiology Medical Group (“BRMG”) in California and our long-term arrangements with radiologists outside of California enable us to better ensure that medical service provided at our facilities is consistent with the needs and expectations of our referring physicians, patients and payors.

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

Our Technologically Advanced Imaging Systems

In late 2010 and early 2011 we sought to expand our offering of imaging related services by our acquisition of eRad (development and sale of computerized imaging systems for the imaging industry) and Imaging On Call (teleradiology services for interpretation of images for radiology groups, hospitals and others after business hours, for overflow and specialty work).

Business Strategy

Maximize Performance at Our Existing Facilities

We intend to enhance our operations and increase scan volume and revenue at our existing facilities by expanding physician relationships and increasing the procedure offerings.

Expansion Into Related Businesses

With our acquisition of eRad we entered the business of development and sale of software systems essential to the imaging business.  Similarly, with our acquisition of Imaging On Call on January 3, 2011, we entered the teleradiology business.  We intend to regularly evaluate for potential acquisitions of other businesses to the extent they complement our imaging business.

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

Expand MRI, CT and PET Applications

We intend to continue to use expanding MRI, CT and PET applications as they become commercially available. Most of these applications can be performed by our existing MRI, CT and PET systems with upgrades to software and hardware, thereby minimizing capital expenditure requirements. We intend to introduce applications that will decrease scan and image-reading time and increase our productivity.

Optimize Operating Efficiencies

We intend to maximize our equipment utilization by adding, upgrading and re-deploying equipment where we experience excess demand. We will continue to trim excess operating and general and administrative costs where it is feasible to do so. We may also continue to use, where appropriate, highly trained radiology physician assistants to perform, under appropriate supervision of radiologists, basic services traditionally performed by radiologists. We will continue to upgrade our advanced information technology system to create cost reductions for our facilities in areas such as image storage, support personnel and financial management.

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

Our Services

We offer a comprehensive set of imaging services including MRI, CT, PET, nuclear medicine, X-ray, ultrasound, mammography, fluoroscopy and other related procedures. We focus on providing standardized high quality imaging services, regardless of location, to ensure patients, physicians and payors consistency in service and quality. To ensure the high quality of our services, we monitor patient satisfaction, timeliness of services to patients and reports to physicians. We believe our fees are generally lower than hospital fees for the services we provide.

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

At all but 10 of our California facilities, we contract for the provision of professional medical services directly with BRMG, or indirectly through BRMG with other radiology groups.

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

 BRMG in California

Howard G. Berger, M.D., is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 15% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 91 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

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

As of December 31, 2010, BRMG employed 74 full-time and seven part-time radiologists. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2010, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•
The agreement expires on January 1, 2014. However, the agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2010, he owned 99% of the equity of BRMG.

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

Payors

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Revenue
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Commercial Insurance (1)(2)	56%	56%	56%
Managed Care Capitated Payors	15%	15%	15%
Medicare	20%	20%	20%

(1) Includes Blue Cross/Blue Shield plans, which represented 19% of our net revenue for the year ended December 31, 2008, 24% of our net revenue for the year ended December 31, 2009 and 19% of our net revenue for the year ended December 31, 2010.
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

Facilities

Through our wholly owned subsidiaries, we operate 101 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 41 in the Baltimore-Washington, D.C. area, 24 in the Rochester and Hudson Valley areas of New York, 15 in Delaware, 17 in New Jersey, as well as three individual facilities in Florida. We lease the premises at which these facilities are located.

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

The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2010:

	Year Ended December 31
	2006	2007	2008	2009	2010

Total facilities owned or managed (at beginning of the year)	57	132	141	164	180
Facilities added by:
Acquisition *	78	12	24	14	28
Internal development	4	2	4	3	8
Facilities closed or sold	(7)	(5)	(5)	(1)	(15)
Total facilities owned (at year end)	132*	141	164	180	201

* Includes 69 Radiologix facilities acquired on November 15, 2006

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2010, the quantity of principal diagnostic equipment available at our facilities, by region:

	MRI	Open/MRI	CT	PET/CT	Mammo	Ultrasound	X-ray	NucMed	Fluoroscopy	Total
California	47	23	31	18	68	118	71	17	57	450
Florida	2	1	2	1	6	5	4	2	2	25
Delaware	8	1	6	1	4	13	16	1	4	54
New Jersey	15	2	8	-	8	23	8	-	11	75
New York	16	1	11	3	16	36	20	2	9	114
Maryland	26	9	25	9	33	88	49	19	16	274
Total	114	37	83	32	135	283	168	41	99	992

The average age of our MRI and CT units is less than six years, and the average age of our PET units is less than four years. The useful life of our MRI, CT and PET units is typically ten years.

Facility Acquisitions and Divestitures

Information regarding our facility acquisitions can be found within Item 7 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 3 and 4 to the consolidated financial statements of this Form 10-K.

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

With our acquisition of eRad we believe we will be able to develop and implement programs which improve the systems we utilize in the operation of our business by providing systems which meet our specific needs as opposed to being limited to systems developed for the imaging industry in general.

Personnel

At December 31, 2010, we had a total of 3,320 full-time, 549 part-time and 712 per diem employees, including those employed by BRMG. These numbers include 74 full-time and seven part-time physicians and 920 full-time, 341 part-time and 426 per-diem technologists.

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

Sales and Marketing

At December 31, 2010, our California sales and marketing team consisted of one director of marketing, six territory sales managers and 35 customer service representatives. Our eastern marketing team consists of 48 customer sales representatives and seven sales managers who each report to a district manager. Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs.

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

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2010, capital lease obligations, excluding interest, totaled approximately $14.8 million through 2014, including current installments totaling approximately $9.1 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

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

Each of the non-BRMG contracted radiology practices has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In certain states, like California, a covenant not to compete is enforced in limited circumstances involving the sale of a business. In other states, a covenant not to compete will be enforced only:

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

Medicare and Medicaid Fraud and Abuse

Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended December 31, 2010, approximately 20% of our revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

Although some of our arrangements may not fall within a safe harbor, we believe that such business arrangements do not violate the Anti-kickback Statute because we are careful to structure them to reflect fair value and ensure that the reasons underlying our decision to enter into a business arrangement comport with reasonable interpretations of the Anti-kickback Statute. However, even though we continuously strive to comply with the requirements of the Anti-kickback Statute, liability under the Anti-kickback Statute may still arise because of the intentions or actions of the parties with whom we do business. While we are not aware of any such intentions or actions, we have only limited knowledge regarding the intentions or actions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General.

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

In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, so as not to violate the Anti-kickback Statute and Stark Law and regulations. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair value in arms’ length transactions and is not intended to induce the referral of patients or other business generated by such physicians. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating anti-kickback and anti-referral laws and regulations. A determination of liability under any such laws could have a material adverse effect on our business, financial condition and results of operations.

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

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter.  Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy.  The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) or Reconciliation Act, which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%.  The higher utilization rate should be fully implemented beginning in 2011, in place of the phase-in approach provided  in the PPACA.  These changes may result in decreased revenue for the scans we perform for Medicare beneficiaries.  Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

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

Deficit Reduction Act of 2005 (DRA)

On February 8, 2006, the President signed into law the DRA.  Effective January 1, 2007, the DRA provides that Medicare reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) performed in freestanding facilities will be capped.  Payment will be the lesser of the Medicare Physician Fee Schedule or the Hospital Outpatient Prospective Payment System (HOPPS) rates.  Implementation of these reimbursement reductions contained in the DRA has had a significant adverse effect on our business, financial condition and results of operations.

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts previously announced by CMS, the agency responsible for administering the Medicare program.  In November 2005, CMS announced that it would pay 100% of the technical component of the higher priced imaging procedure and 50% of the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session.  CMS had indicated that it would phase in this 50% rate reduction over two years, so that the reduction was 25% for each additional imaging procedure in 2006 and another 25% in 2007.  To date, CMS has implemented the 25% reduction for each additional procedure but has not yet implemented the additional 25% reduction scheduled for 2007.  However, for services furnished on or after July 1, 2010, the PPACA which, as stated above, was signed into law on March 23, 2010, requires the full 50% reduction to be implemented.  We have determined that the impact of this final 25% reduction is, and will be in the future, immaterial to our operating results.

Item 1A.	Risk Factors

If BRMG or any of our other contracted radiology practices terminate their agreements with us, our business could substantially diminish.

 Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 91 of our 101 California facilities. Professional medical services are provided at the balance of our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2014, and for terms as long, if not longer, with the other groups, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.

We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit and the United States mortgage market have contributed to increased market volatility and diminished expectations for the United States economy. Added concerns fueled by the United States government's financial assistance to certain companies and other federal government’s interventions in the United States financial system has led to increased market uncertainty and instability in both United States and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels. We believe our MRI and PET/CT scan volumes were impacted in 2009 and 2010 by rising unemployment rates, the number of under-insured or uninsured patients and other conditions arising from the global economic conditions described above.

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

We have incurred net losses of $12.9 million, $2.3 million and $12.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, our accumulated deficit was $82.5 million. We have been successful in significantly reducing our net losses over the past two years. Our net loss for the year ended December 31, 2010 included a $9.9 million loss on extinguishment of debt related to our debt refinancing completed on April 6, 2010.  We expect to continue this trend and to begin generating net income. However, we cannot provide any assurances as to the likelihood, timing, or extent of our ability to achieve net income from operations. If we cannot generate income from operations in sufficient amounts, we will not be able to pay our obligations as they become due. Our inability to generate income from operations to pay our obligations could adversely impact our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our unsecured senior notes.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2010, our total indebtedness was $504.6 million, $482.9 million of which constituted senior secured indebtedness. Our substantial indebtedness could also:

●	make it difficult for us to satisfy our obligations with respect to our outstanding indebtedness;
●
require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

●	expose us to the risk of interest rate increases on our variable rate borrowings, including borrowings under our new senior secured credit facilities;
●	increase our vulnerability to adverse general economic and industry conditions;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our New Credit Facilities, the indenture governing our senior unsecured notes and instruments governing our other indebtedness.

The indenture governing the senior unsecured notes and our New Credit Facilities contain affirmative and negative covenants which restrict, among other things, our ability to:

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

All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  A failure to comply with these covenants and restrictions would permit the relevant creditors to declare all amounts borrowed under the applicable agreement governing such indebtedness, together with accrued interest and fees, to be immediately due and payable.  If the indebtedness under the New Credit Facilities or the senior unsecured notes is accelerated, we may not have sufficient assets to repay amounts due under the New Credit Facilities, the senior unsecured notes or on other indebtedness then outstanding.

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

The agreements with most of our radiology practices contain non-compete provisions however the enforceability of these provisions is determined by a court based on all the facts and circumstances of the specific case at the time enforcement is sought. Our inability to enforce radiologists’ non-compete provisions could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

The California budget crisis, if not successfully resolved could have an impact on our revenue.

California is experiencing a budget crisis which has resulted in significant state government cutbacks. 101 of our 201 facilities are located in California. One to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program ($5 million to $7.5 million). To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

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

From time to time, changes designed to contain healthcare costs have been implemented, some of which have resulted in decreased reimbursement rates for diagnostic imaging services that impact our business.  For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis.  Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene.  For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%.  The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%.  This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008.  Beginning July 1, 2008, under the Medicare Improvement for Patients and Providers Act of 2008 (MIPPA), the 0.5% increase was continued for the rest of 2008.  In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009.  For 2010, CMS projected a rate reduction of 21.2% in the absence of Congressional intervention.  However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule.  Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010.  On November 2, 2010, CMS released the calendar year 2011 Medicare Physician Fee Schedule.  The rule would have significantly reduced physician fee schedule payments in 2011 had Congress not acted by passing the Physician Payment and Therapy Relief Act of 2010 and the Medicare and Medicaid Extenders Act of 2010, which together continue the 2.2% update from June 2010 through December 31, 2011.  While Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future. The failure of Congress to act could adversely impact our revenues and results of operation.

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

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS.  The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session.  Beginning in 2006, CMS had only implemented a 25% reduction for each additional imaging procedure on contiguous body parts.  However, for services furnished on or after July 1, 2010, PPACA requires the full 50% reduction to be implemented.

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS in the Federal Register.  For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule.  First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate.  This change applied to MRI and CT scans.  The Reconciliation Act, signed into law on March 30, 2010, resets the assumed usage rate for diagnostic imaging equipment costing more than $1 million to a rate of 75%, effective for payments made under the 2011 Medicare Physician Fee Schedule and subsequent years.  CMS finalized this change in the Medicare Physician Fee Schedule for calendar year 2011. Further with respect to its 2010 changes, CMS also reduced payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services.  The reductions primarily impacted radiology and other diagnostic tests.  All these changes to the Medicare Physician Fee Schedule will be transitioned over a four year period such that beginning in 2013, CMS will fully implement the revised payment rates.  For the 2010 transitioned payment, CMS estimates the impact of its changes will result in a 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally.

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

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 19 acquisitions. These acquisitions have added 42 centers to our fixed-site outpatient diagnostic imaging services.  Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

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

In October 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc. We believe the eRAD, Inc. acquisition provides us with access to additional technology to be utilized by our current facilities as well as expanding the products and services we may offer. Our beliefs regarding the merit of this acquisition and others are based upon numerous assumptions that are subject to risks and uncertainties that could deviate materially from our estimates, and could adversely affect our operating results.

Managing the acquisition of eRAD, Inc., as well as any other future acquisitions, will entail numerous operational and financial risks, including:

•	inability to obtain adequate financing;

•	possible adverse effects on our operating results;

•	diversion of management’s attention and resources;

•	failure to retain key personnel;

•	difficulties in integrating new operations into our existing infrastructure; and

•	amortization or write-offs of acquired intangible assets, including goodwill.

If we are unable to successfully grow our business through acquisitions it could have an adverse effect on our financial condition and results of operations.

The acquisition of eRAD, Inc. results in a new line of business for us that could be difficult to integrate, disrupt our business or harm our results of operations.

Although we offer some services similar to those offered by eRAD, Inc., the acquisition of eRAD, Inc. has provided us with a new line of business that has a large research and development component that is new to our business.  The process of integrating the acquired business, technology, service and research and development component into our business and operations and entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures.  In developing the new line of business as a result of the eRAD, Inc. acquisition, we may invest significant time and resources, including the attention of management’s time that would otherwise be available for ongoing development of our business that may affect our results of operations and we may not be able to take full advantage of the business opportunities available to us as we expand the new line of business. Additionally, there are many competitors in the same business as eRAD, Failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

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

Some of our healthcare provider customers do not have significant financial resources, liquidity or access to capital. If these customers experience financial difficulties they may be unable to pay us for the equipment and services that we provide. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of certain of our healthcare provider customers. As a result, we may have to increase the amounts of accounts receivables that we write-off, which would adversely affect our financial condition and results of operations.

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

For the year ended December 31, 2010, we derived approximately 15% of our payments from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

Our corporate headquarters and 101 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Three of our facilities are located in an area of Florida that has suffered from hurricanes. Some of our facilities have been affected by snow and other harsh weather conditions, particularly in February 2010, when winter snow storms in the mid-Atlantic region, including Maryland, Delaware and New Jersey, caused us to close many of our facilities for up to 5 business days. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2010, approximately 23% of our net revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare. Credentialing of physicians is required by our payors prior to commencing payment.

Our agreements with the contracted radiology practices must be structured to avoid the corporate practice of medicine and fee-splitting .

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

The PPACA and the Reconciliation Act introduced certain changes that may result in decreased revenue for the scans we perform. Among other things, the new legislation will adjust Medicare payment rates for physician imaging services in an attempt to better reflect actual usage, by revising upward the assumed usage rate for diagnostic imaging equipment costing more than $1 million. For certain diagnostic services performed on or after January 1, 2011, the legislation reduces the assumed usage rate for such equipment from CMS’s current rate of 90% to a rate of 75%, resulting in an increase in payment rates for such services. The new legislation also adjusts the technical component discount on single-session imaging studies on contiguous body parts from 25% to 50%. These latter changes will reduce payments for the applicable services and thus may result in a decrease in the associated revenues we receive. Other changes in reimbursement for services rendered by Medicare Advantage plans may reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2008 through December 31, 2010, the trading price of our common stock fluctuated from a high of $4.04 per share to a low of $1.00 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors; and

•
prohibit transfers and/or acquisitions of stock that would result in any stockholder owning greater than 5% of the currently outstanding stock resulting in a limitation on net operating loss carryovers,  capital loss carryovers, general business credit carryovers, alternative minimum tax credit carryovers and foreign tax credit carryovers, as well as any loss or deduction attributable to a "net unrealized built-in loss" within the meaning of Section 382 of the internal revenue code of 1986, as amended.

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

	Low	High

Quarter Ended
December 31, 2010	$2.00	$2.96
September 30, 2010	1.83	2.58
June 30, 2010	2.37	4.04
March 31, 2010	2.04	3.18

December 31, 2009	$1.90	$3.39
September 30, 2009	2.01	3.18
June 30, 2009	1.00	2.79
March 31, 2009	0.85	3.96

The last low and high prices for our common stock on the NASDAQ Global Market on March 7, 2011 were $3.47 and $3.54, respectively.  As of March 7, 2011, the number of holders of record of our common stock was 838.  However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date.  Our management believes that the number of beneficial owners of our common stock is approximately 4,000.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company’s Common Stock during the period from 2005 to 2010 with (i) the cumulative total return of the S&P500 index and (ii) the cumulative total return of the S&P500 – Healthcare Sector index.  The comparison assumes $100 was invested in October 31, 2005 in the Common Stock and in each of the foregoing indices and the reinvestment of dividends through January 1, 2011.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

We did not pay dividends in fiscal 2009 or 2010 and we do not expect to pay any dividends in the foreseeable future.

		ANNUAL RETURN PERCENTAGE Years Ending

Company / Index		10/31/06	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
RadNet, Inc.		594.59	-10.12	119.70	-67.00	-39.10	38.24
S&P 500 Index		16.34	3.33	5.49	-37.00	26.46	15.06
S&P Health Care Sector		11.36	0.91	7.15	-22.81	19.70	2.90

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	10/31/05	10/31/06	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
RadNet, Inc.	100	694.59	624.32	1371.62	452.70	275.68	381.08
S&P 500 Index	100	116.34	120.22	126.82	79.90	101.04	116.27
S&P Health Care Sector	100	111.36	112.38	120.41	92.95	111.26	114.48

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, we sold the following securities pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended:

•
In January 2010, we issued 75,000 shares of our common stock, valued at approximately $153,000 on the date of acquisition, to an individual as part of the purchase price for acquisition of a group of imaging center in Union, New Jersey.

•
In April 2010, we issued 375,000 shares of our common stock, valued at approximately $1.2 million on the date of acquisition, to an individual as part of the purchase price for acquisition of a group of imaging center in Bakersfield, California.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data.  The selected consolidated statements of operations data set forth below for the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010 and 2009, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein.  The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2007, October 31, 2006 and the two months ended December 31, 2006, and the consolidated balance sheet data set forth below as of December 31, 2008, 2007 and 2006, and October 31, 2006 are derived from our audited consolidated financial statements not included herein.  This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this Form 10-K and Item 7 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Years Ended					Two Months Ended	Years Ended
	December 31,					December 31,	October 31,
	2010	2009	2008	2007	2006	2006	2006
					(unaudited)
	(dollars in thousands, except per share data)
Statement of Operations Data:

Net revenue	$548,537	$524,368	$498,815	$423,576	$192,859	$57,374	$161,005
Operating expenses:
Operating expenses	420,973	397,753	384,297	330,550	147,226	46,033	120,342
Depreciation and amortization	53,997	53,800	53,548	45,281	19,542	5,907	16,394
Provision for bad bebts	33,158	32,704	30,832	27,467	10,707	3,907	7,626
Loss (gain) on disposal of equipment, net	1,136	523	516	72	335	(38)	373
Gain from sale of joint venture interests	-	-	-	(1,868)	-	-	-
Gain on bargin purchase	-	(1,387)	-	-	-	-	-
Loss on extinguishment of debt	9,871	-	-	-	-	-	-
Net loss	(12,852)	(2,267)	(12,836)	(18,131)	(17,722)	(10,983)	(6,894)

Basic and diluted loss per share	(0.35)	(0.06)	(0.36)	(0.52)	(0.57)	(0.35)	(0.33)

Balance Sheet Data:

Cash and cash equivalents	$627	$10,094	$-	$18	$3,221	$3,221	$2
Total assets	539,514	480,671	495,572	433,620	394,766	394,766	131,636
Total long-term liabilities	516,723	456,727	469,994	428,743	381,903	381,903	179,288
Total liabilities	621,987	555,432	576,602	503,244	440,508	440,508	210,430
Working capital (deficit)	5,761	9,204	2,720	23,180	31,230	31,230	2,896
Stockholders' deficit	(82,473)	(74,761)	(81,030)	(69,830)	(46,996)	(46,996)	(78,794)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business Overview

With 201 centers, as of December 31, 2010, located in California, Delaware, Maryland, New Jersey, Florida, and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop leading positions in regional markets in order to leverage operational efficiencies. Our scale and density within selected geographies provides close, long-term relationships with key payors, radiology groups and referring physicians. Each of our facility managers is responsible for managing relationships with local physicians and payors, meeting our standards of patient service and maintaining profitability. We provide corporate training programs, standardized policies and procedures and sharing of best practices among the physicians in our regional networks.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended December 31, 2010, we performed 3,315,019 diagnostic imaging procedures and generated net revenue from continuing operations of $548.5 million. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2010, 2009 and  2008,  is included in the consolidated financial statements and notes thereto in this Annual Report.

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors.  We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one-payor class.  In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. As of December 31, 2010, we received approximately 56% of our payments from commercial insurance payors, 15% from managed care capitated payors, 20% from Medicare and 3% from Medicaid.  With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2010.

As of December 31, 2010, we had in operation 151 MRI systems, 83 CT systems, 32 PET or combination PET/CT systems, 41 nuclear medicine systems, 168 x-ray systems, 135 mammography systems, 283 ultrasound systems, and 99 fluoroscopy systems.

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

Recent Developments

On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc. (see Note 3 to the consolidated financial statements to this Form 10-K).  eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.  Over 250 hospitals, teleradiology businesses, imaging centers and specialty physician groups use eRAD’s technology to distribute, visualize, store and retrieve digital images taken from all diagnostic imaging modalities.  eRAD has approximately 30 employees, including a Research and Development team of 11 software engineers in Budapest, Hungary.

In addition, we have assembled an industry leading team of software developers, based out of Prince Edward Island, Canada, to create radiology workflow solutions known as Radiology Information Systems (“RIS”) focused exclusively on RadNet’s internal use.  All members of this Canadian based team have significant software development expertise in radiology, and together with eRAD and its PACS technology, will create fully integrated solutions to manage all aspects of RadNet’s internal information needs. eRAD and the newly hired software development team form a Radiology Information Technology division of RadNet.

On January 3, 2011, we consummated the acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York, for $5.5 million cash plus an earn-out of up to an additional $2.5 million.

On February 14, 2011, we completed an exchange offer where by all of our senior unsecured notes were exchanged for registered publicly tradable notes.

On March 7, 2011, we executed a definitive agreement to acquire five multi-modality imaging centers in Maryland from Diagnostic Health Corporation.  We will pay approximately $7.1 million, in a combination of cash and the assumption of certain capital lease liabilities.  The facilities located in Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, x-ray and other related modalities.

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

For 2010, CMS projected a rate reduction of 21.2% in the absence of Congressional intervention. However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule. Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010. On November 29, 2010, the calendar year 2011 physician fee schedule final rule with comment period was published in the Federal Register. The rule updates payment policies and Medicare payment rates under the Medicare physician fee schedule for physicians’ services and would have significantly reduced physician fee schedule payments in 2011 had Congress not acted by passing the Physician Payment and Therapy Relief Act of 2010 and the Medicare and Medicaid Extenders Act of 2010, which together continue the 2.2% update from June 2010 through December 31, 2011. While Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future.   The failure of Congress to act could adversely impact our revenues and results of operation.

MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS (which currently include the ACR, the IAC and The Joint Commission) by January 1, 2012. Our MRI, CT, nuclear medicine, ultrasound and mammography facilities are currently accredited by the ACR.

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

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, to include a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. CMS did not implement the additional 25% reduction scheduled for 2007, but for services furnished on or after July 1, 2010, PPACA requires the full 50% reduction to be implemented.

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change applied to MRI and CT scans. However, for certain diagnostic services performed on or after January 1, 2011, the Reconciliation Act reduces the assumed usage rate for such equipment from CMS’s current rate of 90% to a rate of 75%, resulting in an increase in payment rates for such services.

Recent global market and economic conditions have been unprecedented. Concerns about the potential long-term and widespread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. These conditions, combined with declining business and consumer confidence and increased unemployment, have contributed to unusual volatility. At this time, it is unclear what impact this might have on our future revenues or business.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009		2008

NET REVENUE	100.0%	100.0%		100.0%

OPERATING EXPENSES
Cost of operations	76.7%	75.9%		77.0%
Depreciation and amortization	9.8%	10.3%		10.7%
Provision for bad debts	6.0%	6.2%		6.2%
Loss on sale of equipment	0.2%	0.1%		0.1%
Severance costs	0.2%	0.1%		0.1%
Total operating expenses	93.0%	92.6%		94.1%

INCOME FROM OPERATIONS	7.0%	7.4%		5.9%

OTHER EXPENSES (INCOME)
Interest expense	8.8%	9.5%		10.4%
Gain on bargain purchase	0.0%	-0.3%		0.0%
Loss on extinguishment of debt	1.8%	0.0%		0.0%
Other expenses (income)	0.1%	0.1%		0.0%
Total other expenses	10.7%	9.4%		10.4%

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	-3.7%	-1.9%		-4.5%
Provision for income taxes	-0.1%	-0.1%		0.0%
Equity in earnings of joint ventures	1.5%	1.6%		2.0%
NET LOSS	-2.3%	-0.4%		-2.6%
Net income attributable to noncontrolling interests	0.0%	0.0%		0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	-2.3%	-0.4%	%	-2.6%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Revenue

Net revenue for the year ended December 31, 2010 was $548.5 million compared to $524.4 million for the year ended December 31, 2009, an increase of $24.2 million, or 4.6%.

Net revenue, including only those centers which were in operation throughout the full fiscal years of both 2010 and 2009, decreased $16.2 million, or 3.2%.  This 3.2% decrease is primarily the result of a decline in patient scheduling during the first half of 2010, much of which was due to unusually severe weather conditions on the east coast during the first quarter of 2010. The decline also was the result of lower frequency of office visits to primary care and specialist physicians, our referral sources, in 2010 as a result of a broad based economic slowdown. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2009.  For the year ended December 31, 2010, net revenue from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $51.3 million.  For the year ended December 31, 2009, net revenue from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $10.9 million.

Operating Expenses

Cost of operations for the year ended December 31, 2010 increased approximately $23.2 million, or 5.8%, from $397.8 million for the year ended December 31, 2009 to $421.0 million for the year ended December 31, 2010.  The following table sets forth our operating expenses for the years ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009

Salaries and professional reading fees, excluding stock-based compensation	$231,922	$215,095
Stock-based compensation	3,718	3,607
Building and equipment rental	47,938	43,346
Medical supplies	30,413	32,507
Other operating expenses *	106,982	103,198
Cost of operations	420,973	397,753

Depreciation and amortization	53,997	53,800
Provision for bad debts	33,158	32,704
Loss on sale of equipment	1,136	523
Severance costs	838	731
Total operating expenses	$510,102	$485,511

*            Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $16.8 million, or 7.8%, to $231.9 million for the year ended December 31, 2010, compared to $215.1 million for the year ended December 31, 2009.

Salaries and professional reading fees, including only those centers which were in operation throughout the full fiscal years of both 2010 and 2009, decreased $2.2 million, or 1.0%.  This 1.0% decrease is primarily due to cost cutting measures implemented in the third quarter of 2008 and continued throughout 2009.  This comparison excludes contributions from centers that were acquired subsequent to January 1, 2009.  For the year ended December 31, 2010, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2009 and excluded from the above comparison was $22.8 million.  For the year ended December 31, 2009, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2009, and excluded from the above comparison was $3.8 million.

•	Stock-based compensation

Stock-based compensation increased $111,000, or 3.1%, to $3.7 million for the year ended December 31, 2010 compared to $3.6 million for the year ended December 31, 2009.  The increase is primarily due to additional options granted during 2010.

•	Building and equipment rental

Building and equipment rental expenses increased $4.6 million, or 10.6%, to $47.9 million for the year ended December 31, 2010, compared to $43.3 million for the year ended December 31, 2009.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2010 and 2009, increased $450,000, or 1.0%.  This 1.0% increase is primarily due to the acquisition, through operating lease contracts, of additional imaging equipment at certain existing imaging centers during 2010.  This comparison excludes contributions from centers that were acquired subsequent to January 1, 2009.  For the year ended December 31, 2010, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2009, and excluded from the above comparison, was $5.9 million. For the year ended December 31, 2009, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2009, and excluded from the above comparison, was $1.7 million.

•	Medical supplies

Medical supplies expense decreased $2.1 million, or 6.4%, to $30.4 million for the year ended December 31, 2010, compared to $32.5 million for the year ended December 31, 2009.

Medical supplies expenses, including only those centers which were in operation throughout the full fiscal years of both 2010 and 2009, decreased $3.8 million, or 11.8%.  This 11.8% decrease is primarily due to a change in vendors supplying certain drugs used in operating our Breastlink centers as well as obtaining certain rebates during 2010.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2009.  For the year ended December 31, 2010, medical supplies expense from centers that were acquired subsequent to January 1, 2009, and excluded from the above comparison was $2.0 million.  For the year ended December 31, 2009, medical supplies expense from centers that were acquired subsequent to January 1, 2009, and excluded from the above comparison was $315,000.

•	Depreciation and amortization expense

Depreciation and amortization expense increased $197,000, or 0.4%, to $54.0 million for the year ended December 31, 2010 when compared to the same period last year. The increase is due in part to increases to amortization expense related to certain intangible assets acquired from eRAD.

•	Provision for bad debts

Provision for bad debts increased $197,000, or 1.4%, to $33.2 million, or 6.0% of net revenue, for the year ended December 31, 2010 compared to $32.7 million, or 6.2% of net revenue, for the year ended December 31, 2009. This increase is in line with the increase in net revenues.

•	Loss on sale of equipment

Loss on sale of equipment was $1.1 million and $523,000 for the years ended December 31, 2010 and 2009, respectively.  In both years, this loss resulted from the sale of imaging equipment for scrap value upon acquisition of upgraded equipment.

•	Severance costs

During the year ended December 31, 2010, we recorded severance costs of $838,000 compared to $731,000 recorded during the year ended December 31, 2009.  In each period, these costs were primarily associated with the integration of acquired operations.

Interest expense

Interest expense for the year ended December 31, 2010 decreased approximately $1.6 million, or 3.2%, to $48.4 million for the year ended December 31, 2010 compared to $50.0 million for the year ended December 31, 2009.  Interest expense for the year ended December 31, 2010 included $917,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing. Interest expense for the year ended December 31, 2009 included $6.1 million of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments accumulated prior to our January 28, 2009 modification of interest rate swaps.  Excluding these adjustments to interest expense related to our interest rate swaps in both periods, interest expense increased $3.6 million.  This increase was primarily due to interest expense on the additional borrowings under the debt refinancing completed April 6, 2010.

Loss on extinguishment of debt

For the year ended December 31, 2010, we recorded a $9.9 million loss on extinguishment of debt related to our debt refinancing completed on April 6, 2010.  This loss included a $7.6 million write-off of deferred loan costs associated with our GE debt settled on April 6, 2010 as well as approximately $2.3 million to settle a call premium associated with our prior credit facilities and for interest rate swap related expenses.

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

Other expenses

For the year ended December 31, 2010, we recorded $132,000 of other expense related to fair value adjustments on our interest rate swaps as well as $373,000 of other expense related to litigation.  For the year ended December 31, 2009, we recorded $823,000 of other income related to fair value adjustments on our interest rate swaps, offset by $1.2 million of other expense primarily related to litigation.

Income tax expense

For the year ended December 31, 2010 and 2009, we recorded $576,000 and $443,000, respectively, for state income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures decreased $226,000, or 2.7% to $8.2 million for the year ended December 31, 2010 compared to $8.4 million for the year ended December 31, 2009.  The 2.7% decrease is primarily due to an adjustment in collection rates during 2010, offset in part by the fact that a charge to net revenue was taken during the third quarter of 2009 related to valuation adjustments of accounts receivable at September 30, 2009.

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

Operating Expenses

Cost of operations for the year ended December 31, 2009 increased approximately $13.5 million, or 3.5%, from $384.3 million for the year ended December 31, 2008 to $397.8 million for the year ended December 31, 2009.  The following table sets forth our operating expenses for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008

Salaries and professional reading fees, excluding stock-based compensation	$215,095	$210,450
Stock-based compensation	3,607	2,902
Building and equipment rental	43,346	43,478
Medical supplies	32,507	29,848
Other operating expenses *	103,198	97,619
Cost of operations	397,753	384,297

Depreciation and amortization	53,800	53,548
Provision for bad debts	32,704	30,832
Loss on sale of equipment, net	523	516
Severance costs	731	335
Total operating expenses	$485,511	$469,528

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

Loss on sale of equipment was $523,000 and $516,000 for the years ended December 31, 2009 and 2008, respectively.  In both years, this loss resulted from the sale of imaging equipment for scrap value upon acquisition of upgraded equipment.

•	Severance costs

During the year ended December 31, 2009, we recorded severance costs of $731,000 compared to $335,000 recorded during the year ended December 31, 2008.  In each period, these costs were primarily associated with the integration of Radiologix and other acquired operations.

Interest expense

Interest expense for the year ended December 31, 2009 was $50.0 million compared to $51.8 million for the year ended December 31, 2008.  The interest expense for the year ended December 31, 2009 includes $6.1 million of amortization associated with a swap agreement that expired in April 2009 and the modification of two interest rate swaps designated as cash flow hedges (see Liquidity and Capital Resources below) and amortization of deferred loan costs of $2.7 million. Excluding the $6.1 million amortization, interest expense for the year ended December 31, 2009 decreased by $7.8 million when compared to the prior year.  This decrease is primarily due to a $9.7 million decrease in interest expense on our senior debt, partially offset by a $1.6 million increase in interest expense on our interest rate swaps for the year ended December 31, 2009 as compared to the prior year.

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

Other expense (income)

For the year ended December 31, 2009, we recorded $823,000 of other income related to fair value adjustments on our interest rate swaps, offset by $1.2 million of other expense primarily related to litigation.

Income tax expense

For the year ended December 31, 2009 and 2008, we recorded $443,000 and $151,000, respectively, for state income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

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

The following is a reconciliation of GAAP net loss to Adjusted EBITDA for the years ended December 31, 2010, 2009, and 2008, respectively:

	Years Ended
	December 31,
	2010	2009	2008

Net Loss Attributable to RadNet, Inc. Common Stockholders	$(12,852)	$(2,267)	$(12,836)
Plus Provision for Income Taxes	576	443	151
Plus Other Expenses (Income)	505	416	-
Plus Interest Expense	48,398	50,016	51,811
Plus Severence Costs	838	731	335
Plus Loss on Sale of Equipment	1,136	523	516
Plus Gain on Bargain Purchase	-	(1,387)	-
Plus Loss on Extinguishment of Debt	9,871	-	-
Plus other one-time expenses	-	-	1,976
Plus Depreciation and Amortization	53,997	53,800	53,548
Plus Non Cash Employee Stock Based Compensation	3,718	3,607	2,902
Adjusted EBITDA	$106,187	$105,882	$98,403

Liquidity and Capital Resources

We had a working capital balance of $5.8 million and $9.2 million at December 31, 2010 and 2009, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $12.9 million, $2.3 million and $12.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.  We also had a RadNet, Inc. stockholder equity deficit of $82.5 million and $74.8 million at December 31, 2010 and 2009, respectively.

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

On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services (the “November 2006 Credit Facility”). This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and provide financing for working capital needs post-acquisition.  The facility consisted of a revolving credit facility of up to $45 million, a $225 million first lien Term Loan and a $135 million second lien Term Loan.  On August 23, 2007, we secured an incremental $35 million (“Incremental Facility”) as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The Incremental Facility consisted of an additional $25 million as part of our first lien Term Loan and $10 million of additional capacity under our existing revolving line of credit bringing the total capacity to $55 million. On February 22, 2008, we secured a second incremental $35 million (“Second Incremental Facility”) of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services, all collectively referred to as our “GE Credit Facility.”

On April 6, 2010 we completed our debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included our “New Credit Agreement” which included the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015, and our “Senior Notes” which includes $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018.  We used $412.0 million of the proceeds from the debt restructuring to pay off our prior credit facility and an additional $1.7 million to settle a call premium associated with our prior credit facilities. As a result of this refinancing, we recorded during the second quarter of 2010 a loss on extinguishment of debt of approximately $9.9 million which is made up of the $1.7 million call premium, $7.6 million write-off of deferred loan costs associated with the prior credit facility, as well as $600,000 of additional debt settlement costs.

At December 31, 2010, the balance of the senior secured term loan was approximately $282.9 million and the par value of our senior unsecured notes was $200.0 million.

Just prior to our refinancing discussed above, our outstanding indebtedness under our GE credit facility included a $242.0 million senior secured term loan B and a $170.0 million second lien term loan.

New Credit Agreement

As mentioned above, on April 6, 2010, we entered into a new Credit and Guaranty Agreement (the “New Credit Agreement”) pursuant to which we obtained $385 million in senior secured bank financing, consisting of a $285 million, six-year term loan facility and a $100 million, five-year revolving credit facility (the New Credit Facilities). In connection with the New Credit Facilities, we terminated the GE Credit Facility.

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

Senior Unsecured Notes

Also, as mentioned above, on April 6, 2010, we issued $200 million in aggregate amount of senior unsecured Notes which have a coupon of 10.375% and were issued at a price of 98.680%. The Notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The Notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. The Notes will mature on April 1, 2018, and bear interest at the rate of 10.375% per year.  We will pay interest on the Notes on April 1 and October 1, commencing October 1, 2010. The Notes are governed under an indenture agreement with U.S. Bank National Association as trustee. Under the terms of the indenture agreement, we agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange the Notes for registered publicly tradable notes that have substantially identical terms as the Notes. On August 30, 2010, we filed a registration statement on Form S-4 with the SEC relating to the offer to exchange the Notes.  On January 13, 2011, our registration statement was declared effective by the SEC.  On February 14, 2011, we completed an exchange offer where by all Notes were exchanged for registered publicly tradable notes.

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

Sources and Uses of Cash

Cash provided by operating activities was $66.9 million, $76.6 million and $45.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash used in investing activities was $101.4 million, $36.3 million and $56.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.  For the year ended December 31, 2010, we purchased property and equipment for approximately $40.3 million and acquired the assets and businesses of additional imaging facilities for approximately $61.8 million (see Note 3 to the consolidated financial statements of this Form 10-K).

Cash provided by financing activities was $25.0 million for the year ended December 31, 2010, compared to cash used in financing activities of $30.2 million for the year ended December 31, 2009; and cash provided by financing activities of $10.6 million for the year ended December 31, 2008.  The cash provided by financing activities for the year ended December 31, 2010 was primarily related to our debt refinancing completed on April 6, 2010.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2011	2012	2013	2014	2015	Future	Total
Notes Payable (1)	$45,636,928	$42,011,750	$40,689,377	$40,018,349	$39,195,163	$524,348,805	$731,900,372
Capital Leases (2)	9,944,313	4,663,009	1,226,132	74,558	-	-	15,908,012
Operating Leases (3)	38,958,456	33,856,693	28,302,381	22,054,510	17,545,846	75,475,216	216,193,103
Total	$94,539,697	$80,531,453	$70,217,890	$62,147,418	$56,741,009	$599,824,021	$964,001,488

(1) Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2010.
(2) Includes interest component of capital lease obligations.
(3) Includes all existing options to extend lease terms that are reasonably assured to be exercised.

We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment.  Under this agreement, we are committed to minimum payments of approximately $24.0 million per year through 2016.

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

Valuation of Goodwill and Long-Lived Assets

Goodwill at December 31, 2010 totaled $143.4 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets ,” codified in FASB ASC Topic 350.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2010.  Based on our test, we noted no impairment related to goodwill as of October 1, 2010. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2010.

Facility Acquisitions

On December 31, 2010, we completed our acquisition of two imaging centers from Presgar Imaging and affiliated entities located in Brooklyn and Orchard Park, New York for cash consideration of $1.6 million plus the assumption of approximately $700,000 of debt. Highway Imaging in Brooklyn and Parkland Diagnostic in Orchard Park are both multimodality facilities, offering a combination of MRI, CT, PET/CT, ultrasound, mammography, bone density and x-ray.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities; approximately $2.8 million of fixed assets, and $102,000 of goodwill was recorded with respect to this transaction.  Also, we assumed approximately $700,000 of equipment notes and $610,000 of accrued expenses.

On October 1, 2010, we completed the acquisition of five medical imaging facilities located in Northern New Jersey and a 50% equity interest in a sixth center from Progressive Health, LLC and certain affiliates and related entities for an aggregate of $17.15 million in cash and a warrant to purchase our common stock, which had a fair value of approximately $306,000 on the day it was granted. See Note 4 to the consolidated financial statements of this Form 10-K for more detail relating to our preliminary purchase price allocation.

On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc., for approximately $8.5 million in cash and a $2.2 million promissory note to the former shareholders of eRAD. We have also assembled a new software development team, consisting of veterans of the radiology software industry, to complement eRAD’s product portfolio.  eRAD and the newly hired software development team form a Radiology Information Technology division of RadNet, under the leadership of Ranjan Jayanathan, RadNet’s Chief Information Officer.

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

See Note 4 to the consolidated financial statements of this Form 10-K for more detail relating to our preliminary purchase price allocation for eRAD.

On September 10, 2010, we completed the acquisition of substantially all of the assets of Korangy Medical Equipment, LLC in Catonsville, Maryland for approximately $605,000. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $605,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On August 11, 2010, we completed the acquisition of Health Diagnostics of New Jersey in Edison, New Jersey for approximately $3.5 million.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $3.0 million of fixed assets, $300,000 of other intangible assets related to covenant not to compete contracts, and $977,000 of goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $635,000 for obligations under an existing operating facility lease through February of 2014 that we do not intend to utilize.

On July 1, 2010, we completed the acquisition of an imaging center located in Fremont, California from Insight Health Corp. for approximately $141,000.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $170,000 of fixed assets, $150,000 of other intangible assets related to covenant not to compete contracts, and no goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $184,000 for obligations under an existing operating facility lease through August of 2012 that we do not intend to utilize.

On July 1, 2010, we completed the acquisition of Delaware Orthopedic Specialists in Newark, Delaware for approximately $525,000.  We have made a purchase price allocation of the acquired assets and assumed liabilities and $430,000 of fixed assets, $95,000 of other intangible assets related to covenant not to compete contracts, and no goodwill was recorded with respect to this transaction.

On May 1, 2010, we completed the acquisition of Touchstone Imaging of Bowie, LLC in Bowie, Maryland for approximately $595,000. We have made a purchase price allocation of the acquired assets and assumed liabilities and $595,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we completed the acquisition of Delaware Diagnostic Services, Inc. (Limestone) in Wilmington, Delaware for approximately $87,000. We have made a purchase price allocation of the acquired assets and assumed liabilities and $87,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we acquired three multi-modality facilities from Sonix Medical Resources, Inc. through a bankruptcy proceeding in New York for approximately $2.3 million in cash. The facilities located in Brooklyn, New York, Chatham, New Jersey and Haddon Heights, New Jersey operate a combination of MRI, CT, mammography, ultrasound, fluoroscopy, X-ray and related modalities. We have made a purchase price allocation of the acquired assets and assumed liabilities and approximately $1.4 million of fixed assets and $844,000 of goodwill was recorded with respect to this transaction.

On April 1, 2010, we completed the acquisition of Truxtun Medical Group in Bakersfield, California for approximately $20.3 million in cash and the issuance of 375,000 shares of RadNet, Inc. common stock valued at approximately $1.2 million on the date of acquisition. Truxtun operates four multi-modality facilities in Bakersfield, a Metropolitan Statistical Area with a population exceeding 800,000 residents in Kern County, California. Truxtun provides a broad range of services including MRI, CT, PET/CT, mammography, nuclear medicine, fluoroscopy, ultrasound, X-ray and related procedures. We have made a purchase price allocation of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $6.9 million of fixed assets, $1.6 million of other intangible assets related to Trade-name and covenant not to compete contracts, and $10.7 million of goodwill was recorded with respect to this transaction.

On March 15, 2010, we acquired the imaging practice of Theodore Feit, M.D., Inc. in Burbank, California for cash consideration of $350,000. We have made a purchase price allocation of the acquired assets and liabilities, and approximately $350,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 1, 2010, we completed the acquisition of Anaheim Open MRI in Anaheim, California for cash consideration of $910,000. The facility operates MRI, CT, ultrasound and X-ray, and has been rebranded as Anaheim Advanced Imaging. We have made a purchase price allocation of the acquired assets and assumed liabilities, and approximately $605,000 of fixed assets and $305,000 of goodwill was recorded with respect to this transaction.

On January 1, 2010, we completed the acquisition of Union Imaging Center in Union, New Jersey from Modern Medical Modalities Corporation for approximately $5.4 million in cash and the issuance of 75,000 shares of RadNet, Inc. common stock valued at approximately $153,000 on the date of acquisition. The center operates imaging modalities including MRI, CT, PET/CT, mammography, ultrasound, nuclear medicine and X-ray. We have made a purchase price allocation of the acquired assets and assumed liabilities, and approximately $1.9 million of fixed assets and $3.7 million of goodwill was recorded with respect to this transaction.

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

 MATERIAL ACQUISITIONS

As discussed above, on October 1, 2010, RadNet completed its acquisitions of Image Medical Corporation, parent of eRAD, Inc., and its acquisition of five imaging centers in Northern New Jersey and a 50% equity interest in a sixth center from Progressive and certain affiliates and related entities. We determined that each of these acquisitions were material.  Accordingly, as required under ASC 805-10-50, we are providing below certain additional disclosures on an aggregate basis relating to these two acquisitions.

The total purchase price and the allocation of the purchase price for the above businesses (collectively, the “Group”) is as follows (in thousands):

Cash	$25,650
Fair value of warrant issued	306
Promissory note	2,250
Total combined purchase price for the Group	$28,206

Under the purchase method of accounting, the total purchase price shown above is allocated to the Group’s net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values of the acquired assets and liabilities assumed as of the date of each individual acquisition.  The following table summarizes the aggregate purchase price allocation (in thousands).

Current assets	$1,907
Property and equipment, net	5,284
Identifiable intangible assets	4,343
Goodwill	20,183
Current liabilities	(2,299)
Capital lease obligations and other	(1,212)
$28,206

We have estimated the fair value of tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the valuation of property and equipment and identifiable intangible assets. The final allocation of the purchase price will be based upon the fair value of assets and liabilities assumed, and in these cases, we will use the services of an external valuation firm to assist us in determining the final fair values which we expect to have completed during our first quarter ended March 31, 2011.

CURRENT ASSETS: We valued current assets at their respective carrying amounts as we believe that these amounts approximate their current fair values.

IDENTIFIABLE INTANGIBLE ASSETS: We expect identifiable intangible assets acquired to include trade names and covenants not to compete.  Trade names represent the value of branding in the community.  Covenants not to compete are contracts entered into with certain former members of management of the Group on the date of acquisition of the applicable business.

Identifiable intangible assets consist of the following (in thousands):

		Estimated
	Estimated	Amortization	Annual
	Fair Value	Period	Amortization
Trade Name	$258	Indefinite	Not applicable
Customer Relationships	1,397	5 Years	279
Developed Technology and In-Process R&D	2,688	5 Years	538
	$4,343		$817

Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

GOODWILL: Approximately $20.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2010.

The revenue and earnings of the Group included in the Company’s consolidated income statement from the respective actual acquisition dates of each business in the Group to the period ended December 31, 2010 are as follows (in thousands):

Net Revenue	$5,433
Net Income	409

The following unaudited pro-forma financial information for the years ended December 31, 2010 and 2009 represents the combined results of operations of the Company and the Group as if the Group’s acquisition had occurred on a single date of January 31, 2009.  The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Group constituted a single entity during such periods (in thousands).

	Years Ended
	December 31,
	2010	2009
Net Revenue	566,696	547,587
Net loss	(11,023)	(973)
Pro-forma net loss per share	(0.30)	(0.03)

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

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3).  The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. See Note 8 to the consolidated financial statements of this Form 10-K for required disclosures under this guidance.

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

After the completion of the acquisition of Image Medical Corporation, the parent of eRAD, Inc. on October 1, 2010, we maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar.  At the present time, we do not have any foreign exchange currency contracts to mitigate this risk.  Fluctuations in foreign exchange rates could impact future operating results.

Interest Rate Sensitivity.   A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because much of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is priced at a 3.75% spread to the greater of 2%   (“LIBOR Floor”) or 3 month LIBOR.  At December 31, 2010, we had $282.9 million outstanding under our credit facilities.  Because the LIBOR Floor exceeds the current spot rate of 3 month LIBOR (currently at about 31 basis points), the spot rate of 3 month LIBOR would have to increase by more than 170 basis points before we would recognize any increase in our interest expense.  The LIBOR rate would have to increase by 270 basis points for us to realize a 1% increase in our borrowing rate under our current credit facility and for us to experience an annual increase of $2.8 million in our interest expense.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 58.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the “Company” or “RadNet”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity deficit, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 11, 2011

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$627	$10,094
Accounts receivable, net	96,094	87,825
Prepaid expenses and other current assets	14,304	9,990
Total current assets	111,025	107,909
PROPERTY AND EQUIPMENT, NET	194,230	182,571
OTHER ASSETS
Goodwill	143,353	106,502
Other intangible assets	57,348	54,313
Deferred financing costs, net	15,486	8,229
Investment in joint ventures	15,444	18,741
Deposits and other	2,628	2,406
Total assets	$539,514	$480,671
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$82,619	$69,641
Due to affiliates	2,975	7,456
Deferred revenue	1,568	-
Current portion of notes payable	8,218	6,927
Current portion of deferred rent	745	560
Current portion of obligations under capital leases	9,139	14,121
Total current liabilities	105,264	98,705 #
LONG-TERM LIABILITIES
Deferred rent, net of current portion	10,379	8,920
Deferred taxes	277	277
Notes payable, net of current portion	481,578	416,699
Obligations under capital lease, net of current portion	5,639	13,568
Other non-current liabilities	18,850	17,263
Total liabilities	621,987	555,432
COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 37,223,475 and 36,259,279 shares issued and outstanding at December 31, 2010 and 2009, respectively	4	4
Paid-in-capital	162,444	156,758
Accumulated other comprehensive loss	(2,137)	(1,588)
Accumulated deficit	(242,841)	(229,989)
Total Radnet, Inc.'s equity deficit	(82,530)	(74,815)
Noncontrolling interests	57	54
Total equity deficit	(82,473)	(74,761)
Total liabilities and equity deficit	$539,514	$480,671

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)

	Years Ended December 31,
	2010	2009	2008

NET REVENUE	$548,537	$524,368	$498,815

OPERATING EXPENSES
Cost of operations	420,973	397,753	384,297
Depreciation and amortization	53,997	53,800	53,548
Provision for bad debts	33,158	32,704	30,832
Loss on sale of equipment	1,136	523	516
Severance costs	838	731	335
Total operating expenses	510,102	485,511	469,528

INCOME FROM OPERATIONS	38,435	38,857	29,287

OTHER EXPENSES (INCOME)
Interest expense	48,398	50,016	51,811
Gain on bargain purchase	-	(1,387)	-
Loss on extinguishment of debt	9,871	-	-
Other expenses (income)	505	416	(151)
Total other expenses	58,774	49,045	51,660

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	(20,339)	(10,188)	(22,373)
Provision for income taxes	(576)	(443)	(151)
Equity in earnings of joint ventures	8,230	8,456	9,791
NET LOSS	(12,685)	(2,175)	(12,733)
Net income attributable to noncontrolling interests	167	92	103

NET LOSS ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$(12,852)	$(2,267)	$(12,836)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE
TO RADNET, INC. COMMON STOCKHOLDERS	$(0.35)	$(0.06)	$(0.36)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	36,853,477	36,047,033	35,721,028

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)

	Common Stock Shares	Amount	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Radnet, Inc.'s Equity Deficit	Noncontrolling Interests	Total Equity Deficit
BALANCE - DECEMBER 31, 2007	35,239,558	$4	$149,631	$(214,886)	$(4,579)	$(69,830)	$206	$(69,624)

Issuance of common stock upon exercise of options/warrants	671,916	-	473	-	-	473	-	473
Stock-based compensation	-	-	2,902	-	-	2,902	-	2,902
Dividends paid to noncontrolling interests	-	-	-	-	-	-	(231)	(231)
Change in fair value of cash flow hedge	-	-	-	-	(1,817)	(1,817)	-	(1,817)
Net loss	-	-	-	(12,836)	-	(12,836)	103	(12,733)
Comprehensive loss						(14,653)	103	(14,550)

BALANCE - DECEMBER 31, 2008	35,911,474	$4	$153,006	$(227,722)	$(6,396)	$(81,108)	$78	$(81,030)
Issuance of common stock to shareholders of Ridgewood Diagnostics	50,000	$-	129	$-	$-	129	-	129
Issuance of common stock upon exercise of options/warrants	297,805	-	16	-	-	16	-	16
Stock-based compensation	-	-	3,607	-	-	3,607	-	3,607
Dividends paid to noncontrolling interests	-	-	-	-	-	-	(116)	(116)
Change in fair value of cash flow hedge	-	-	-	-	(1,311)	(1,311)	-	(1,311)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	6,119	6,119	-	6,119
Net loss				(2,267)		(2,267)	92	(2,175)
Comprehensive income	-	-	-	-	-	2,541	92	2,633

BALANCE - DECEMBER 31, 2009	36,259,279	$4	$156,758	$(229,989)	$(1,588)	$(74,815)	$54	$(74,761)
Issuance of common stock to sellers of Truxtun Imaging	375,000	-	1,238	-	-	1,238	-	1,238
Issuance of common stock to sellers of Union Imaging	75,000	-	153	-	-	153	-	153
Issuance of warrant to sellers of Rutherford Imaging	-	-	306	-	-	306	-	306
Issuance of common stock upon exercise of options/warrants	514,196		271	-	-	271	-	271
Stock-based compensation	-		3,718	-	-	3,718	-	3,718
Non-controlling interests assumed from the acquisition of Progressive imaging							(33)	(33)
Dividends paid to noncontrolling interests	-	-	-	-	-	-	(131)	(131)
Change in cumulative foreign currency translation adjustment	-	-	-	-	6	6		6
Change in fair value of cash flow hedge	-	-	-	-	(1,472)	(1,472)	-	(1,472)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	917	917	-	917
Net loss				(12,852)		(12,852)	167	(12,685)
Comprehensive loss	-	-	-	-	-	(13,401)	167	(13,234)
BALANCE - DECEMBER 31, 2010	37,223,475	$4	$162,444	$(242,841)	$(2,137)	$(82,530)	$57	$(82,473)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
  (IN THOUSANDS)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,685)	$(2,175)	$(12,733)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depreciation and amortization	53,997	53,800	53,548
Provision for bad debts	33,158	32,704	30,832
Equity in earnings of joint ventures	(8,230)	(8,456)	(9,791)
Distributions from joint ventures	10,917	7,667	7,982
Deferred rent amortization	1,848	1,094	3,514
Amortization of deferred financing cost	2,797	2,678	2,567
Amortization of bond discount	164	-	-
Net loss on disposal of assets	1,136	523	516
Loss on extinguishment of debt	9,871	-	-
Gain on bargain purchase	-	(1,387)	-
Gain on extinguishment of debt	-	-	(47)
Amortization of cash flow hedge	917	6,119	-
Stock-based compensation	3,718	3,607	2,902
Changes in operating assets and liabilities, net of assets
acquired and liabilities assumed in purchase transactions:
Accounts receivable	(35,985)	(24,432)	(36,297)
Other current assets	(3,226)	4,206	(1,515)
Other assets	24	51	684
Deferred revenue	207
Accounts payable and accrued expenses	8,256	619	3,270
Net cash provided by operating activities	66,884	76,618	45,432
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(61,774)	(6,085)	(28,859)
Proceeds from sale of imaging facilities	-	650	-
Purchase of property and equipment	(40,293)	(30,752)	(29,199)
Proceeds from sale of equipment	685	219	2,961
Purchase of equity interest in joint ventures	-	(315)	(938)
Net cash used in investing activities	(101,382)	(36,283)	(56,035)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(21,463)	(23,660)	(19,112)
Proceeds from borrowings on notes payable	-	-	35,000
Proceeds from borrowings upon refinancing	482,360	-	1,212
Repayment of bebt	(412,000)
Deferred financing costs	(17,613)	-	(4,277)
Net payments on line of credit	-	(1,742)	(2,480)
Payments to counterparties of interest rate swaps, net of amounts received	(6,382)	(4,739)	-
Distributions to noncontrolling interests	(131)	(116)	(231)
Proceeds from issuance of common stock upon exercise of options/warrants	271	16	473
Net cash provided by (used in) financing activities	25,042	(30,241)	10,585
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11)	-	-
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,467)	10,094	(18)
CASH AND CASH EQUIVALENTS, beginning of period	10,094	-	18
CASH AND CASH EQUIVALENTS, end of period	$627	$10,094	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$40,352	$40,092	$49,236
Cash paid during the period for income taxes	$659	$348	$389

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We entered into capital leases and equipment notes for approximately $33,000, $10.4 million and $23.7 million, excluding capital leases assumed in acquisitions, during the years ended December 31, 2010, 2009 and 2008, respectively.  We also acquired equipment and certain leasehold improvements for approximately $12.2 million, $12.3 million and $17.8 million during the years ended December 31, 2010, 2009 and 2008, respectively, that we had not paid for as of December 31, 2010, 2009 and 2008, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

As discussed in Note 11, we entered into interest rate swap modifications in the first quarter of 2009.  These modifications include a significant financing element and, as such, all cash inflows and outflows subsequent to the date of modification are presented as financing activities.  Also, as a result of our debt refinancing completed on April 6, 2010, our interest rate swaps are no longer effective.  Accordingly, all changes in their fair value after April 6, 2010 are, and will continue to be recognized in earnings as other expense.

Detail of investing activity related to acquisitions can be found in Notes 3 and 4.

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

At December 31, 2010, we operated a group of regional networks comprised of 201 diagnostic imaging facilities located in seven states with operations primarily in California, Maryland, Florida, Delaware, New Jersey and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. The Company’s operations comprise a single segment for financial reporting purposes.

On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc. (see Note 3).  eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.

eRAD and the newly hired software development team form a Radiology Information Technology division of RadNet that will create fully integrated solutions to manage all aspects of RadNet’s internal information needs.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 15% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and deminimis equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $51.5 million, $47.7 million and $44.6 million of revenue, net of management service fees to RadNet, for the years ended December 31, 2010, 2009 and 2008, respectively, and $51.5 million, $47.7 million and $44.6 million of operating expenses for the years ended December 31, 2010, 2009 and 2008, respectively.  RadNet recognized $186.3 million, $171.4 million and $160.4 million of net revenues for the year ended December 31, 2010, 2009 and 2008, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

The creditors of BRMG do not have recourse to our general credit and there are no other arrangements that could expose us to losses.  However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance which made significant changes to the model for determining who should consolidate a VIE and addressed how often this assessment should be performed. The guidance was effective for us on January 1, 2010 (see Note 6).

Aside from centers in California where we contract with BRMG for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The operating activities of subsidiaries are included in the accompanying consolidated financial statements from the date of acquisition. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances, including those with our equity method investees,  have been eliminated in consolidation.

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

RECLASSIFICATION – Certain reclassifications have been made to the December 31, 2009 consolidated financial statements and accompanying notes to conform with the December 31, 2010 presentation including certain immaterial reclassification within our statement of operations between interest expense and other expense.

REVENUE RECOGNITION – Our consolidated net revenue primarily consists of net patient fee for service revenue and revenue from capitation arrangements, or capitation revenue.   Net patient service revenue is recognized at the time services are provided net of contractual adjustments based on our evaluation of expected collections resulting from the analysis of current and past due accounts, past collection experience in relation to amounts billed and other relevant information. The amount of expected collection is continually adjusted as more information is received and such adjustments are recorded in current operations.  Contractual adjustments result from the differences between the rates charged for services performed and reimbursements by government-sponsored healthcare programs and insurance companies for such services. Capitation revenue is recognized as revenue during the period in which we were obligated to provide services to plan enrollees under contracts with various health plans. Under these contracts, we receive a per-enrollee amount each month covering all contracted services to be provided to plan enrollees.

SOFTWARE REVENUE RECOGNITION - On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc. (see Notes 3 & 4).  eRAD sells Picture Archiving Communications Systems (“PACS”) and related services, primarily in the United States.  The PACS systems sold by eRAD are primarily composed of certain elements: hardware, software, installation and training, and support.  Sales are made primarily through eRAD’s sales force. These sales are multiple-element arrangements that generally include hardware, software, software installation, configuration, system installation, training and first-year warranty support.  In a very small number of cases, hardware is not included.  Hardware, which is not unique or special purpose, is purchased from a third-party and resold to eRAD’s customers with a small mark-up.

With the acquisition of eRAD we adopted ASU 2009-14, Certain Revenue Arrangements That Include Software Elements and ASU 2009-13, Revenue Arrangements with Multiple Deliverables for all transactions occurring after January 1, 2008.

We have determined that our core software products, such as PACS, are essential to most of our arrangements as hardware, software and related services are sold as an integrated package.  Therefore, these transactions are accounted for under ASC 605-25, Multiple-Element Arrangements (as modified by ASU 2009-13).  Non-essential software and related services, and essential software sold on a stand-alone basis without hardware, would continue to be accounted for under ASC 985-605, Software.

We recognize revenue for four units of accounting, Hardware, Software, Installation (including manufacturing and configuration, training, implementation and project management) and post-contract support (“PCS”), as follows:

●	Hardware – Revenue is recognized when the hardware is shipped. The hardware qualifies as a separate unit of accounting under ASC 605-25-25-5, as it meets the following criteria:

o	The hardware has standalone value as it is sold separately by other vendors and the customer could resell the hardware on a standalone basis; and

o	Delivery or performance of the undelivered items is probable and substantially within our control.

●
Software– We sell essential and non-essential software.  In the case of essential software, revenue is recognized along with the related hardware revenue.  In those cases where essential software is sold without hardware, revenue is deferred and recognized over the term of the PCS as we have not established vendor specific objective evidence (VSOE) for our PCS offering.

●
Installation – Installation revenue related to essential software that is sold with hardware, is recognized when the installation is completed, as it qualifies as a separate unit of account once delivered as it can be provided by a third party.  Installation related to essential software sold without hardware, and non-essential software, is deferred and recognized over the term of the PCS, as there is a lack of VSOE.  Total installation revenue is allocated between essential and non-essential software based on relative values.

●	Post-Contract Support – Revenue is recognized over the term of the agreement, usually one year.

Our transactions do not generally contain refund provisions.   We allocate the transaction price to each unit of accounting using relative selling price.  We consider historical pricing, list price and market considerations in determining estimated selling price in the allocation.

From date of acquisition through December 31, 2010, we recorded approximately $998,000 in revenue related to our eRAD business which is included in net revenue in our consolidated statement of operations for the year ended December 31, 2010.  At December 31, 2010 we had a deferred revenue liability of approximately $1.6 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS - Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

We utilize a verity of computerized information systems in our day to day operation of our 201 diagnostic imaging facilities.  One such system is our front desk patient tracking system or Radiology Information System (“RIS”).  We currently utilize third party RIS software solutions and pay monthly fees to outside third party software vendors for the use of this software.   We intend to develop our own RIS solution from the ground up through our wholly owned subsidiary, Radnet Management Information Systems (“RMIS”).  Beginning August 1, 2010, RMIS directly employs a team of software development engineers to develop from the ground up a RIS system specifically tailored for Radnet, Inc. and the operation of our 201 imaging centers.

By following the accounting guidance under ASC 350-40, Accounting for the Costs of Computer Software Developed for Internal Use, the development costs incurred by RMIS, which began on August 1, 2010, will be capitalized and amortized over the useful life of the developed RIS system which we determined to be 5 years.  The development stage will run for approximately 36 months ending on or around August 1, 2013.  We have estimated total costs to be capitalized will be approximately $4.6 million and will start to be amortized in August of 2013 at approximately $77,000 per month.

As of December 31, 2010 we have capitalized approximately $458,000 in costs associated with the development of our RIS system to a construction in progress account which is a component of our total Property and Equipment of $194.2 million at December 31, 2010.

CONCENTRATION OF CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.  Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients.  Services are generally provided pursuant to one-year contracts with healthcare providers.  Receivables generally are collected within industry norms for third-party payors.  We continuously monitor collections from our clients and maintain an allowance for bad debts based upon our historical collection experience.  As of December 31, 2010 and 2009, our allowance for bad debts was $19.0 million and $13.0 million, respectively.

CASH AND CASH EQUIVALENTS - We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the loan.

INVENTORIES - Inventories, consisting of mainly medical supplies, are stated at the lower of cost or market with cost determined by the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the lesser of lease term or their estimated useful lives, whichever is lower, which range from 3 to 30 years.  Only a few leasehold improvements are deemed to have a life greater than 15 to 20 years. Maintenance and repairs are charged to expense as incurred.

            GOODWILL - Goodwill at December 31, 2010 totaled $143.4 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2010.  Based on our test, we noted no impairment related to goodwill as of October 1, 2010. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2010.

INCOME TAXES - Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies in determining whether our net deferred tax assets are more likely than not to be realized. Income taxes are further explained in Note 12.

UNINSURED RISKS – Prior to November 1, 2006 we maintained a self-insured workers’ compensation insurance program for which our third party administrator over this program continues to make payments on behalf of the Company for claims incurred from November 1, 2004 through October 31, 2006.  We are required to maintain a cash collateral account with this administrator as guarantee of our submission of full reimbursement of claims paid on our behalf.  We record this collateral deposit as restricted cash and include it as other current assets in our consolidated balance sheet which amounted to approximately $869,000 and $869,000 as of December 31, 2010 and 2009, respectively.

With respect to the above-mentioned claims incurred from November 1, 2004 through October 31, 2006, the estimated future cash obligation associated with the unpaid portion of those claims that remain open but have not yet been resolved is recorded to accrued expenses in our consolidated balance sheet. This current liability is determined by the administrator’s estimate of loss development of open claims and was approximately $396,000 and $358,000 at December 31, 2010 and 2009, respectively.

For the two years from November 1, 2006 through October 31, 2008, we pre-funded our anticipated workers’ compensation claims’ losses through a third party administrator.  As of December 31, 2010, we anticipate that the loss development on the claims for the latter of these two years will exceed what has already paid and expensed. Accordingly, we have recorded a reserve of $250,000 for estimated costs exceeding the actuary’s original estimate on open claims from this period which we recorded to accrued expenses in our consolidated balance sheet at December 31, 2010.

On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits.  The policy has a deductible for which we have recorded liabilities and included it in our consolidated balance sheet at December 31, 2010 and December 31, 2009 of approximately $270,000 and $207,000, respectively.

In December 2008, to eliminate the exposure for claims not reported during the regular malpractice policy period, the Company purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires.  As of December 31, 2010, this policy remains in effect.

On January 1, 2008 we entered into an arrangement with Blue Shield to administer and process claims under a new self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2010 and December 31, 2009 of $2.2 and $2.1 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $200,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses.  Anticipated future revenue is compared to anticipated costs.  If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded.  In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue.  As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements.  As of December 31, 2010 and 2009, the remaining accrual balance is $7.5 million, and $8.3 million, respectively. In addition, we have certain operating lease commitments for facilities that are not in use.  Accordingly, we have recorded a loss contract accrual related to the remaining payments under these lease commitments.  As of December 31, 2010 and 2009, the remaining loss contract accrual for these leases is $1.6 million and $683,000, respectively.

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

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service period. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.

DERIVATIVE FINANCIAL INSTRUMENTS - We are exposed to certain risks relating to our ongoing business operations.  The primary risk managed by using derivative instruments is interest rate risk.  We have entered into interest rate swap agreements to manage interest rate risk exposure.  The interest rate swap agreements utilized by us effectively modifies our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis during the period of the interest rate swap, thus reducing the impact of interest-rate changes on future interest expense.  Unrealized gains or losses on the change in fair value for interest rate swaps that do not qualify as hedges are recognized in income.

We designate our interest rate swaps as cash flow hedges of floating-rate borrowings.  For interest rate swaps that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive income, then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt).  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge component excluded from the assessment of effectiveness, are recognized in the statement of operations during the current period (see Note 11 below for more specific detail on the accounting for our derivative instruments). Unrealized gains or losses on the change in fair value of interest rate swaps that do not qualify as hedges are recognized in earnings.

FOREIGN CURRENCY TRANSLATION - The functional currency of our foreign subsidiaries is the local currency. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net loss.

COMPREHENSIVE INCOME - Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 210 (originally issued as SFAS No. 130, Reporting Comprehensive Income) establishes rules for reporting and displaying comprehensive income and its components.  Unrealized gains or losses on the change in fair value of the Company’s cash flow hedging activities are included in comprehensive income (loss).  Also included are foreign currency translation adjustments.   The components of comprehensive income (loss) for the three years in the period ended December 31, 2010 are included in the Consolidated Statement of Equity Deficit.

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

At December 31, 2010, based on Level 2 inputs primarily related to comparable market prices, we determined the fair values of our senior secured term loan and our senior unsecured notes, both issued on April 6, 2010, to be $281.8 million and $188.0 million, respectively.  The carrying amount of the senior secured term loan and the senior unsecured notes at December 31, 2010 was $282.9 million and $200.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At December 31, 2010 the fair value of these swaps of a liability of $10.5 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Years Ended December 31,
	2010	2009	2008

Net loss attributable to Radnet, Inc.'s common stockholders	$(12,852)	$(2,267)	$(12,836)

BASIC LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	36,853,477	36,047,033	35,721,028
Basic loss per share attributable to Radnet, Inc.'s common stockholders	$(0.35)	$(0.06)	$(0.36)

DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	36,853,477	36,047,033	35,721,028
Add additional shares issuable upon exercise of stock options and warrants	-	-	-
Weighted average number of common shares used in calculating diluted loss per share	36,853,477	36,047,033	35,721,028
Diluted loss per share attributable to Radnet, Inc.'s common stockholders	$(0.35)	$(0.06)	$(0.36)

For all periods presented we excluded all options and warrants in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

INVESTMENT IN JOINT VENTURES – We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures decreased $3.3 million to $15.4 million at December 31, 2010 compared to $18.7 million at December 31, 2009.  This decrease is primarily related to our respective share of distributions of $10.9 million offset by our recording of equity earnings of $8.2 million.

We received management service fees from the centers underlying these joint ventures of approximately $6.8 million, $7.1 million and $7.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and eliminated the portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of December 31, 2010 and 2009 and for the years then ended December 31, 2010, 2009 and 2008 (in thousands):

	December 31,
Balance Sheet Data:	2010	2009
Current assets	$15,941	$20,920
Noncurrent assets	27,369	27,243
Current liabilities	(6,844)	(5,929)
Noncurrent liabilities	(8,220)	(7,692)
Total net assets	$28,246	$34,542

Book value of Radnet joint venture interests	$11,805	$14,934
Cost in excess of book value of acquired joint venture interests	3,383	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	256	424
Total value of Radnet joint venture interests	$15,444	$18,741

Total book value of other joint venture partner interests	$16,441	$19,608

Income statement data for the years ended December 31,	2010	2009	2008

Net revenue	$76,937	$76,557	$80,948
Net income	$12,639	$12,744	$17,758

NOTE 3 – FACILITY ACQUISITIONS

On December 31, 2010, we completed our acquisition of two imaging centers from Presgar Imaging and affiliated entities located in Brooklyn and Orchard Park, New York for cash consideration of $1.6 million plus the assumption of approximately $700,000 of debt. Highway Imaging in Brooklyn and Parkland Diagnostic in Orchard Park are both multimodality facilities, offering a combination of MRI, CT, PET/CT, ultrasound, mammography, bone density and x-ray.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities; approximately $2.8 million of fixed assets, and $102,000 of goodwill was recorded with respect to this transaction.  Also, we assumed approximately $700,000 of equipment notes and $610,000 of accrued expenses.

On October 1, 2010, we completed the acquisition of five medical imaging facilities located in Northern New Jersey and a 50% equity interest in a sixth center from Progressive Health, LLC and certain affiliates and related entities for an aggregate of $17.15 million in cash and a warrant to purchase our common stock, which had a fair value of approximately $306,000 on the day it was granted. See Note 4 to the consolidated financial statements of this Form 10-K for more detail relating to our preliminary purchase price allocation.

On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc., for approximately $8.5 million in cash and a $2.2 million promissory note to the former shareholders of eRAD. eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.

See Note 4 for more detail relating to our preliminary purchase price allocation for eRAD.

On September 10, 2010, we completed the acquisition of substantially all of the assets of Korangy Medical Equipment, LLC in Catonsville, Maryland for approximately $605,000. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $605,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On August 11, 2010, we completed the acquisition of Health Diagnostics of New Jersey in Edison, New Jersey for approximately $3.5 million.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $3.0 million of fixed assets, $300,000 of other intangible assets related to covenant not to compete contracts, and $977,000 of goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $635,000 for obligations under an existing operating facility lease through February of 2014 that we do not intend to utilize.

On July 1, 2010, we completed the acquisition of an imaging center located in Fremont, California from Insight Health Corp. for approximately $141,000.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities and $170,000 of fixed assets, $150,000 of other intangible assets related to covenant not to compete contracts, and no goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $184,000 for obligations under an existing operating facility lease through August of 2012 that we do not intend to utilize.

On July 1, 2010, we completed the acquisition of Delaware Orthopedic Specialists in Newark, Delaware for approximately $525,000.  We have made a purchase price allocation of the acquired assets and assumed liabilities and $430,000 of fixed assets, $95,000 of other intangible assets related to covenant not to compete contracts, and no goodwill was recorded with respect to this transaction.

On May 1, 2010, we completed the acquisition of Touchstone Imaging of Bowie, LLC in Bowie, Maryland for approximately $595,000. We have made a purchase price allocation of the acquired assets and assumed liabilities and $595,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we completed the acquisition of Delaware Diagnostic Services, Inc. (Limestone) in Wilmington, Delaware for approximately $87,000. We have made a purchase price allocation of the acquired assets and assumed liabilities and $87,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we acquired three multi-modality facilities from Sonix Medical Resources, Inc. through a bankruptcy proceeding in New York for approximately $2.3 million in cash. The facilities located in Brooklyn, New York, Chatham, New Jersey and Haddon Heights, New Jersey operate a combination of MRI, CT, mammography, ultrasound, fluoroscopy, X-ray and related modalities. We have made a purchase price allocation of the acquired assets and assumed liabilities and approximately $1.4 million of fixed assets and $884,000 of goodwill was recorded with respect to this transaction.

On April 1, 2010, we completed the acquisition of Truxtun Medical Group in Bakersfield, California for approximately $20.3 million in cash and the issuance of 375,000 shares of RadNet, Inc. common stock valued at approximately $1.2 million on the date of acquisition. Truxtun operates four multi-modality facilities in Bakersfield, a Metropolitan Statistical Area in Kern County, California. Truxtun provides a broad range of services including MRI, CT, PET/CT, mammography, nuclear medicine, fluoroscopy, ultrasound, X-ray and related procedures. We have made a purchase price allocation of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $6.9 million of fixed assets, $1.6 million of other intangible assets related to Trade-name and covenant not to compete contracts, and $10.7 million of goodwill was recorded with respect to this transaction.

On March 15, 2010, we acquired the imaging practice of Theodore Feit, M.D., Inc. in Burbank, California for cash consideration of $350,000. We have made a purchase price allocation of the acquired assets and liabilities, and approximately $350,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 1, 2010, we completed the acquisition of Anaheim Open MRI in Anaheim, California for cash consideration of $910,000. The facility operates MRI, CT, ultrasound and X-ray, and has been rebranded as Anaheim Advanced Imaging. We have made a purchase price allocation of the acquired assets and assumed liabilities, and approximately $605,000 of fixed assets and $305,000 of goodwill was recorded with respect to this transaction.

On January 1, 2010, we completed the acquisition of Union Imaging Center in Union, New Jersey from Modern Medical Modalities Corporation for approximately $5.4 million in cash and the issuance of 75,000 shares of RadNet, Inc. common stock valued at approximately $153,000 on the date of acquisition. The center operates imaging modalities including MRI, CT, PET/CT, mammography, ultrasound, nuclear medicine and X-ray. We have made a purchase price allocation of the acquired assets and assumed liabilities, and approximately $1.9 million of fixed assets and $3.7 million of goodwill was recorded with respect to this transaction.

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

NOTE 4 – MATERIAL ACQUISITIONS

As discussed in Note 3 above, on October 1, 2010, RadNet completed its acquisitions of Image Medical Corporation, parent of eRAD, Inc., and its acquisition of five imaging centers in Northern New Jersey and a 50% equity interest in a sixth center from Progressive and certain affiliates and related entities. We determined that each of these acquisitions were material.  Accordingly, as required under ASC 805-10-50, we are providing below certain additional disclosures on an aggregate basis relating to these two acquisitions.

The total purchase price and the allocation of the purchase price for the above businesses (collectively, the “Group”) is as follows (in thousands):

Cash	$25,650
Fair value of warrant issued	306
Promissory note	2,250
Total combined purchase price for the Group	$28,206

Under the purchase method of accounting, the total purchase price shown above is allocated to the Group’s net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values of the acquired assets and liabilities assumed as of the date of each individual acquisition.  The following table summarizes the aggregate purchase price allocation (in thousands).

Current assets	$1,907
Property and equipment, net	5,284
Identifiable intangible assets	4,343
Goodwill	20,183
Current liabilities	(2,299)
Capital lease obligations and other	(1,212)
$28,206

We have estimated the fair value of tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the valuation of property and equipment and identifiable intangible assets. The final allocation of the purchase price will be based upon the fair value of assets and liabilities assumed, and in these cases, we will use the services of an external valuation firm to assist us in determining the final fair values which we expect to have completed during our first quarter ended March 31, 2011.

CURRENT ASSETS: We valued current assets at their respective carrying amounts as we believe that these amounts approximate their current fair values.

IDENTIFIABLE INTANGIBLE ASSETS: We expect identifiable intangible assets acquired to include trade names and covenants not to compete.  Trade names represent the value of branding in the community.  Covenants not to compete are contracts entered into with certain former members of management of the Group on the date of acquisition of the applicable business.

Identifiable intangible assets consist of the following (in thousands):

		Estimated
	Estimated	Amortization	Annual
	Fair Value	Period	Amortization
Trade Name	$258	Indefinite	Not applicable
Customer Relationships	1,397	5 Years	279
Developed Technology and In-Process R&D	2,688	5 Years	538
	$4,343		$817

Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

GOODWILL: Approximately $20.2 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2010.

The revenue and earnings of the Group included in the Company’s consolidated income statement from the respective actual acquisition dates of each business in the Group to the period ended December 31, 2010 are as follows (in thousands):

Net Revenue	$5,433
Net Income	409

The following unaudited pro-forma financial information for the years ended December 31, 2010 and 2009 represents the combined results of operations of the Company and the Group as if the Group’s acquisition had occurred on a single date of January 31, 2009.  The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Group constituted a single entity during such periods (in thousands).

	Years Ended
	December 31,
	2010	2009
Net Revenue	566,696	547,587
Net loss	(11,023)	(973)
Pro-forma net loss per share	(0.30)	(0.03)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2010 totaled $143.4 million. Goodwill is recorded as a result of business combinations.  Activity in goodwill for the years ended December 31, 2008, 2009 and 2010, are provided below (in thousands):

Balance as of December 31, 2007	$84,395
Adjustments to our preliminary allocation of the purchase price of Borg Imaging Group	(254)
Adjustments to our preliminary allocation of the purchase price of Valley Imaging Center, Inc.	212
Goodwill acquired through the acquisition of Rolling Oaks Imaging Group	5,612
Goodwill acquired through the acquisition of Papastavros Associates Medical Imaging	3,649
Goodwill acquired through the acquisition of BreastLink Medical Group, Inc	2,048
Goodwill acquired through the acquisition of InSight Health Corp.	5,560
Goodwill acquired through the acquisition of Simi Valley Advanced Medical	313
Goodwill acquired through the acquisition of NeuroSciences Imaging Center	2,613
Goodwill acquired through the acquisition of imaging practice of Parvis Gamagami, M.D	600
Goodwill acquired through the acquisition of Middletown Imaging	530
Balance as of December 31, 2008	105,278
Goodwill acquired through the acquisition of Elite Diagnostic Imaging, LLC	100
Goodwill acquired through the acquisition of Ridgewood Diagnostics and Unity Hospital	1,105
Goodwill acquired through the acquisition of Chesapeake Urology Associates	19
Balance as of December 31, 2009	106,502
Goodwill acquired through the acquisition of Union Imaging	3,748
Goodwill acquired through the acquisition of Anaheim Open MRI	305
Goodwill acquired through the acquisition of Truxtun Medical Group	10,652
Goodwill acquired through the acquisition of Sonix Medical Resources	884
Goodwill acquired through the acquisition of Health Diagnostics	977
Goodwill acquired through the acquisition of Image Medical Corporation	7,327
Goodwill acquired through the acquisition of Progressive Health	12,856
Goodwill acquired through the acquisition of two imaging centers from Presgar Imaging	102
Balance as of December 31, 2010	$143,353

The amount of goodwill from these acquisitions that is deductible for tax purposes was $40.8 million.

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at cost of $57.9 million less accumulated amortization of $9.6 million at December 31, 2010.  Also included in other intangible assets is the value of covenant not to compete contracts associated with our recent facility acquisitions (see note 3) totaling $4.3 million less accumulated amortization of $2.4 million, as well as the value of trade names associated with acquired imaging facilities totaling $4.3 million less accumulated amortization of $1.1 million.   Also in connection with our recent purchase of eRAD (Note 4) and included in other intangible assets is the value of eRAD’s developed technology and its customer relationships.  Amortization expense for the year ended December 31, 2010, 2009 and 2008 was $3.5 million, $3.2 million and $4.1 million, respectively.  Intangible assets are amortized using the straight-line method.  Management service agreements are amortized over 25 years using the straight line method  Developed technology and customer relationships are amortized over 5 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total

Management Service Contracts	$2,315	$2,315	$2,315	$2,315	$2,315	$36,754	$48,329
Covenant not to compete contracts	801	619	244	173	61	-	1,898
Customer relationships	280	280	280	280	207		1,327
Developed technology and in-process R&D	538	538	538	538	402		2,554
Trade Names	150	150	112		-	2,828	3,240
Total Annual Amortization	$4,084	$3,902	$3,489	$3,306	$2,985	$39,582	$57,348

NOTE 6 – RECENT ACCOUNTING STANDARDS

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

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3).  The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. See Note 11 below for required disclosures under this guidance.

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2010	2009
Land	$250	$250
Medical equipment	226,315	200,471
Office equipment, furniture and fixtures	57,292	56,136
Leasehold improvements	131,411	101,904
Equipment under capital lease	43,735	57,421
	459,003	416,182
Accumulated depreciation and amortization	(264,773)	(233,611)
	$194,230	$182,571

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2010, 2009 and 2008 $50.5 million, $50.6 million and $49.4 million, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2010	2009

Accounts payable	$24,659	$17,717
Accrued expenses	34,814	32,305
Accrued payroll and vacation	15,626	13,153
Accrued professional fees	7,803	6,466
Total	$82,902	$69,641

NOTE 9 - NOTES PAYABLE, LINE OF CREDIT AND CAPITAL LEASES

On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services (the “November 2006 Credit Facility”). This facility was used to finance our acquisition of Radiologix, refinance existing indebtedness, pay transaction costs and expenses relating to our acquisition of Radiologix, and provide financing for working capital needs post-acquisition.  The facility consisted of a revolving credit facility of up to $45 million, a $225 million first lien Term Loan and a $135 million second lien Term Loan.  On August 23, 2007, we secured an incremental $35 million (“Incremental Facility”) as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The Incremental Facility consisted of an additional $25 million as part of our first lien Term Loan and $10 million of additional capacity under our existing revolving line of credit bringing the total capacity to $55 million. On February 22, 2008, we secured a second incremental $35 million (“Second Incremental Facility”) of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services, all collectively referred to as our “GE Credit Facility.

On April 6, 2010 we completed our debt refinancing plan for an aggregate of $585 million.  The debt refinancing plan included our “New Credit Agreement” which includes the issuance of a $285 million senior secured term loan due April 6, 2016, a $100 million senior secured revolving credit facility due April 6, 2015, and our “Senior Notes” which includes $200 million in aggregate principal amount of senior unsecured notes due April 1, 2018.  We used $412.0 million of the proceeds from the debt restructuring to pay off our prior credit facility and an additional $1.7 million to settle a call premium associated with our prior credit facilities. As a result of this refinancing, we recorded during the second quarter of 2010 a loss on extinguishment of debt of approximately $9.9 million which is made up of the $1.7 million call premium, $7.6 million write-off of deferred loan costs associated with the prior credit facility, as well as $600,000 of additional debt settlement costs.

At December 31, 2010, the balance of the senior secured term loan was approximately $282.9 million and the par value of our senior unsecured notes was $200.0 million.

Just prior to our refinancing discussed above, our outstanding indebtedness under our GE credit facility included a $242.0 million senior secured term loan B and a $170.0 million second lien term loan.

New Credit Agreement

As mentioned above, on April 6, 2010, we entered into a new Credit and Guaranty Agreement (the “New Credit Agreement”) pursuant to which we obtained $385 million in senior secured bank financing, consisting of a $285 million, six-year term loan facility and a $100 million, five-year revolving credit facility (the New Credit Facilities). In connection with the New Credit Facilities, we terminated the GE Credit Facility.

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

Senior Unsecured Notes

Also, as mentioned above,  on April 6, 2010, we issued $200 million in aggregate amount of senior unsecured Notes which have a coupon of 10.375% and were issued at a price of 98.680%. The Notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The Notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. The Notes will mature on April 1, 2018, and bear interest at the rate of 10.375% per year.  We will pay interest on the Notes on April 1 and October 1, commencing October 1, 2010. The Notes are governed under an indenture agreement with U.S. Bank National Association as trustee. Under the terms of the indenture agreement, we agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange the Notes for registered publicly tradable notes that have substantially identical terms as the Notes. On August 30, 2010, we filed a registration statement on Form S-4 with the SEC relating to the offer to exchange the Notes.  On January 13, 2011, our registration statement was declared effective by the SEC.  On February 14, 2011, we completed an exchange offer where by all Notes were exchanged for registered publicly tradable notes.

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture.  As of December 31, 2010, we were in compliance with all covenants.

Notes payable, line of credit and capital lease obligations consist of the following (in thousands):

	December 31,
	2010	2009
Revolving lines of credit	$-	$-

Senior secured term loan	282,862	-

Senior unsecured notes	200,000	-

Discount on Notes	(2,476)	-

GE credit facility	-	412,625

Equipment notes payable at interest rates ranging from 8.8% to 13.5%, due through 2013, collateralized by medical equipment	9,410	11,001

Obligations under capital leases at interest rates ranging from 9.1% to 13.0%, due through 2010, collateralized by medical and office equipment	14,778	27,689
	504,574	451,315
Less: current portion	(17,357)	(21,048)
	$487,217	$430,267

The following is a listing of annual principal maturities of notes payable exclusive of capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2011	$8,218
2012	5,022
2013	3,985
2014	3,532
2015	2,897
Thereafter	468,618
$492,272

We lease equipment under capital lease arrangements.  Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2011	$9,944
2012	4,663
2013	1,226
2014	75
Total minimum payments	15,908
Amount representing interest	(1,130)
Present value of net minimum lease payments	14,778
Less current portion	(9,139)
Long-term portion	$5,639

Note 10 — Supplemental Guarantor Information

The following tables present condensed consolidating financial information for: (a) RadNet, Inc. (the “Parent”) on a stand-alone basis as a guarantor of the senior secured term loan due 2016 and the senior notes due 2018 ; (b) Radnet Management, Inc., the subsidiary issuer (the “Subsidiary Issuer”) of the senior secured term loan due 2016 and the senior notes due 2018; (c) on a combined basis, the guarantor subsidiaries (the “Guarantor Subsidiaries”) of the senior secured term loan due 2016 and the senior notes due 2018, which include all other 100% owned subsidiaries of the Subsidiary Issuer; (d) on a combined basis, the non-guarantor subsidiaries, which include joint venture partnerships of which the Subsidiary Issuer holds investments of 50% or greater, as well as BRMG, which we consolidate as a variable interest entity. Separate financial statements of the Subsidiary Issuer or the Guarantor Subsidiaries are not presented because the guarantee by the Parent and each Guarantor Subsidiary is full and unconditional, joint and several. In lieu thereof, the Parent includes the following:

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
 December 31, 2010
(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$205	$-	$422	$-	$627
Accounts receivable, net	-	-	52,493	43,601	-	96,094
Prepaid expenses and other current assets	-	8,481	5,543	280	-	14,304
Total current assets	-	8,686	58,036	44,303	-	111,025
PROPERTY AND EQUIPMENT, NET	-	46,893	145,770	1,567	-	194,230
OTHER ASSETS						-
Goodwill	-	41,768	101,585	-	-	143,353
Other intangible assets	-	137	57,211	-	-	57,348
Deferred financing costs, net	-	15,486	-	-	-	15,486
Investment in subsidiaries	(82,813)	218,110	9,223	-	(144,520)	-
Investment in joint ventures	-	-	15,444	-	-	15,444
Deposits and other	-	1,320	1,308	-	-	2,628
Total assets	$(82,813)	$332,400	$388,577	$45,870	$(144,520)	$539,514
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$-	$(133,637)	$107,258	$26,379		-
Accounts payable and accrued expenses	-	44,450	30,997	7,172	-	82,619
Due to affiliates	-	-	1,082	1,893	-	2,975
Deferred revenue	-	-	1,568	-	-	1,568
Current portion of notes payable	-	3,082	5,136	-	-	8,218
Current portion of deferred rent	-	321	424	-	-	745
Obligations under capital leases	-	5,640	3,150	349	-	9,139
Total current liabilities	-	(80,144)	149,615	35,793	-	105,264
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	6,086	4,293	-	-	10,379
Deferred taxes	-	-	277	-	-	277
Notes payable, net of current portion	-	475,231	6,347	-	-	481,578
Obligations under capital leases, net of current portion	-	3,535	1,307	797	-	5,639
Other non-current liabilities	-	10,505	8,345	-	-	18,850
Total liabilities	-	415,213	170,184	36,590	-	621,987

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(82,813)	(82,813)	218,393	9,223	(144,520)	(82,530)
Noncontrolling interests	-	-	-	57	-	57
Total equity deficit	(82,813)	(82,813)	218,393	9,280	(144,520)	(82,473)
Total liabilities and equity deficit	$(82,813)	$332,400	$388,577	$45,870	$(144,520)	$539,514

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
December 31, 2009
(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$10,094	$-	$-	$-	$10,094
Accounts receivable, net	-	-	47,616	40,209	-	87,825
Prepaid expenses and other current assets	-	5,810	3,979	201	-	9,990
Total current assets	-	15,904	51,595	40,410	-	107,909
PROPERTY AND EQUIPMENT, NET	-	47,777	134,276	518	-	182,571
OTHER ASSETS						-
Goodwill	-	41,462	65,040	-	-	106,502
Other intangible assets	-	224	54,089	-	-	54,313
Deferred financing costs, net	-	8,229	-	-	-	8,229
Investment in subsidiaries	(74,815)	192,129	9,459	-	(126,773)	-
Investment in joint ventures	-	-	18,741	-	-	18,741
Deposits and other	-	2,196	210	-	-	2,406
Total assets	$(74,815)	$307,921	$333,410	$40,928	$(126,773)	$480,671
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$-	$(89,783)	$65,904	$23,879		-
Accounts payable and accrued expenses	-	32,091	30,827	6,723	-	69,641
Due to affiliates	-	-	6,643	813	-	7,456
Deferred revenue			-			-
Current portion of notes payable	-	2,864	4,063	-	-	6,927
Current portion of deferred rent	-	224	336	-	-	560
Obligations under capital leases	-	8,357	5,764	-	-	14,121
Total current liabilities	-	(46,247)	113,537	31,415	-	98,705
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	5,437	3,483	-	-	8,920
Deferred taxes	-	-	277	-	-	277
Notes payable, net of current portion	-	405,494	11,205	-	-	416,699
Obligations under capital leases, net of current portion	-	9,153	4,415	-	-	13,568
Other non-current liabilities	-	8,899	8,364	-	-	17,263
Total liabilities	-	382,736	141,281	31,415	-	555,432

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(74,815)	(74,815)	192,129	9,459	(126,773)	(74,815)
Noncontrolling interests	-	-	-	54	-	54
Total equity deficit	(74,815)	(74,815)	192,129	9,513	(126,773)	(74,761)
Total liabilities and equity deficit	$(74,815)	$307,921	$333,410	$40,928	$(126,773)	$480,671

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Year Ended December 31, 2010
(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$119,659	$371,773	$57,105	$-	$548,537

OPERATING EXPENSES
Cost of operations	-	103,563	264,258	53,152	-	420,973
Depreciation and amortization	-	13,656	40,150	191	-	53,997
Provision for bad debts	-	5,243	25,426	2,489	-	33,158
Loss on sale of equipment	-	141	995	-	-	1,136
Severance costs	-	490	321	27	-	838
Total operating expenses	-	123,093	331,150	55,859	-	510,102

INCOME (LOSS) FROM OPERATIONS	-	(3,434)	40,623	1,246	-	38,435

OTHER EXPENSES
Interest expense	-	25,405	22,965	28	-	48,398
Loss on extinguishment of debt	-	9,871	-	-	-	9,871
Other expenses	-	362	143	-	-	505
Total other expenses	-	35,638	23,108	28	-	58,774

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(39,072)	17,515	1,218	-	(20,339)
Provision for income taxes	-	(38)	(532)	(6)	-	(576)
Equity in earnings (losses) of consolidated subsidiaries	(12,852)	26,258	1,045		(14,451)	-
Equity in earnings of joint ventures	-	-	8,230	-	-	8,230
NET INCOME (LOSS)	(12,852)	(12,852)	26,258	1,212	(14,451)	(12,685)
Net income attributable to noncontrolling interests	-	-	-	167	-	167
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(12,852)	$(12,852)	$26,258	$1,045	$(14,451)	$(12,852)

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Year Ended December 31, 2009
(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$121,879	$349,836	$52,653	$-	$524,368

OPERATING EXPENSES
Cost of operations	-	107,512	240,328	49,913	-	397,753
Depreciation and amortization	-	13,457	40,199	144	-	53,800
Provision for bad debts	-	3,676	27,377	1,651	-	32,704
Loss (gain) on sale of equipment	-	-	523	-	-	523
Severance costs	-	78	650	3	-	731
Total operating expenses	-	124,723	309,077	51,711	-	485,511

INCOME (LOSS) FROM OPERATIONS	-	(2,844)	40,759	942	-	38,857

OTHER EXPENSES
Interest expense	-	24,987	24,201	5	-	49,193
Gain on bargin purchase	-	-	(1,387)	-	-	(1,387)
Other expenses (income)	-	1,011	228	-	-	1,239
Total other expenses	-	25,998	23,042	5	-	49,045

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(28,842)	17,717	937	-	(10,188)
Provision for income taxes	-	(18)	(425)	-	-	(443)
Equity in earnings (losses) of consolidated subsidiaries	(2,267)	26,593	845		(25,171)	-
Equity in earnings of joint ventures	-	-	8,456	-	-	8,456
NET INCOME (LOSS)	(2,267)	(2,267)	26,593	937	(25,171)	(2,175)
Net income attributable to noncontrolling interests	-	-	-	92	-	92
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(2,267)	$(2,267)	$26,593	$845	$(25,171)	$(2,267)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Year Ended December 31, 2008
(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$115,311	$333,871	$49,633	$-	$498,815

OPERATING EXPENSES
Cost of operations	-	104,386	232,938	46,973	-	384,297
Depreciation and amortization	-	15,008	38,396	144	-	53,548
Provision for bad debts	-	3,313	25,975	1,544	-	30,832
Loss on sale of equipment	-	(749)	1,265	-	-	516
Severance costs	-	138	197	-	-	335
Total operating expenses	-	122,096	298,771	48,661	-	469,528

INCOME (LOSS) FROM OPERATIONS	-	(6,785)	35,100	972	-	29,287

OTHER EXPENSES
Interest expense	-	26,686	25,121	4	-	51,811
Loss on extinguishment of debt	-	-	-	-	-	-
Other expenses	-	(49)	(102)	-	-	(151)
Total other expenses	-	26,637	25,019	4	-	51,660

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(33,422)	10,081	968	-	(22,373)
Provision for income taxes	-	(13)	(138)	-	-	(151)
Equity in earnings (losses) of consolidated subsidiaries	(12,836)	20,917	865		(8,946)	-
Equity in earnings of joint ventures	-	(318)	10,109	-	-	9,791
NET INCOME (LOSS)	(12,836)	(12,836)	20,917	968	(8,946)	(12,733)
Net income attributable to noncontrolling interests	-	-	-	103	-	103
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(12,836)	$(12,836)	$20,917	$865	$(8,946)	$(12,836)

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Year Ended December 31, 2010
(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(12,852)	$(12,852)	$26,258	$1,212	$(14,451)	$(12,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	13,656	40,150	191	-	53,997
Provision for bad debts	-	5,243	25,426	2,489	-	33,158
Equity in (earnings) loss of consolidated subsidiaries	12,852	(26,258)	(1,045)		14,451	-
Distributions from consolidated subsidiaries		-	1,247	-	(1,247)	-
Equity in earnings of joint ventures	-	-	(8,230)			(8,230)
Distributions from joint ventures	-	-	10,917	-	-	10,917
Deferred rent amortization	-	254	1,594	-	-	1,848
Deferred financing cost interest expense	-	2,797	-	-	-	2,797
Amortization of bond discount		164				164
Loss on sale of equipment	-	141	995	-	-	1,136
Loss on extinguishment of debt	-	9,871	-	-	-	9,871
Amortization of cash flow hedge		917				917
Stock-based compensation	-	929	2,789	-	-	3,718
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(22,951)	(13,034)	-	(35,985)
Other current assets	-	(2,552)	(635)	(39)	-	(3,226)
A/P I/C		-	-	-
Other assets	-	876	(852)	-	-	24
Deferred revenue			207			207
Accounts payable and accrued expenses	-	(27,504)	24,615	11,145	-	8,256
Net cash provided by (used in) operating activities	-	(34,318)	100,485	1,964	(1,247)	66,884

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(1,401)	(60,387)	14	-	(61,774)
Proceeds from sale of equipment		121	564			685
Purchase of property and equipment	-	(12,024)	(28,175)	(94)	-	(40,293)
Purchase of equity interest in joint ventures	-	-	-	-	-	-
Net cash used in investing activities	-	(13,304)	(87,998)	(80)	-	(101,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(8,903)	(12,476)	(84)	-	(21,463)
Repayment of debt	-	(412,000)	-	-	-	(412,000)
Proceeds from borrowings	-	482,360	-	-	-	482,360
Deferred financing costs	-	(17,613)	-	-	-	(17,613)
Distributions paid to noncontrolling interests	-	-	-	(1,378)	1,247	(131)
Payments on line of credit	-	-	-	-	-	-
Payments to counterparties of cash flow hedges	-	(6,382)	-	-	-	(6,382)
Proceeds from issuance of common stock	-	271	-	-	-	271
Net cash provided by (used in) financing activities	-	37,733	(12,476)	(1,462)	1,247	25,042
EFFECT OF EXCHANGE RATE CHANGES ON CASH

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(9,889)	-	422	-	(9,467)
CASH AND CASH EQUIVALENTS, beginning of period	-	10,094	-	-	-	10,094
CASH AND CASH EQUIVALENTS, end of period	$-	$205	$-	$422	$-	$627

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Year Ended December 31, 2009
(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2,267)	$(2,267)	$26,593	$937	$(25,171)	$(2,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	-	13,457	40,199	144	-	53,800
Provision for bad debts	-	3,676	27,377	1,651	-	32,704
Equity in (earnings) loss of consolidated subsidiaries	2,267	(26,593)	(845)		25,171	-
Distributions from consolidated subsidiaries		-	1,217	-	(1,217)	-
Equity in earnings of joint ventures	-	-	(8,456)			(8,456)
Distributions from joint ventures	-	-	7,667	-	-	7,667
Deferred rent amortization	-	474	620	-	-	1,094
Deferred financing cost interest expense	-	2,678	-	-	-	2,678
Loss on sale of equipment	-	-	523	-	-	523
Gain on bargain purchase	-	-	(1,387)	-	-	(1,387)
Amortization of cash flow hedge		6,119	-			6,119
Stock-based compensation	-	902	2,705	-	-	3,607
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(24,815)	383	-	(24,432)
Other current assets	-	1,405	2,785	16	-	4,206
Other assets	-	70	(45)	26	-	51
Accounts payable and accrued expenses	-	33,160	(30,717)	(1,824)	-	619
Net cash provided by operating activities	-	33,081	43,421	1,333	(1,217)	76,618

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(1,258)	(4,827)	-	-	(6,085)
Purchase of property and equipment	-	(5,944)	(24,808)	-	-	(30,752)
Proceeds from sale of imaging facilities	-	-	650	-	-	650
Proceeds from sale of equipment		-	219			219
Purchase of equity interest in joint ventures	-	-	(315)	-	-	(315)
Net cash used in investing activities	-	(7,202)	(29,081)	-	-	(36,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(9,320)	(14,340)	-	-	(23,660)
Distributions paid to noncontrolling interests	-	-	-	(1,333)	1,217	(116)
Payments on line of credit	-	(1,742)	-	-	-	(1,742)
Payments to counterparties of cash flow hedges	-	(4,739)	-	-	-	(4,739)
Proceeds from issuance of common stock	-	16	-	-	-	16
Net cash used in financing activities	-	(15,785)	(14,340)	(1,333)	1,217	(30,241)

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	10,094	-	-	-	10,094
CASH AND CASH EQUIVALENTS, beginning of period	-	-	-	-	-	-
CASH AND CASH EQUIVALENTS, end of period	$-	$10,094	$-	$-	$-	$10,094

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Year Ended December 31, 2008
(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(12,836)	$(12,836)	$20,917	$968	$(8,946)	$(12,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	15,008	38,396	144	-	53,548
Provision for bad debts	-	3,313	25,975	1,544	-	30,832
Equity in (earnings) loss of consolidated subsidiaries	12,836	(20,917)	(865)		8,946	-
Distributions from consolidated subsidiaries		-	2,170	-	(2,170)	-
Equity in earnings of joint ventures	-	318	(10,109)			(9,791)
Distributions from joint ventures	-	-	7,982	-	-	7,982
Deferred rent amortization	-	1,256	2,258	-	-	3,514
Deferred financing cost interest expense	-	2,567	-	-	-	2,567
Loss on sale of equipment	-	(749)	1,265	-	-	516
Gain on extinguishment of debt	-	(47)	-	-	-	(47)
Amortization of cash flow hedge		-	-			-
Stock-based compensation	-	726	2,176	-	-	2,902
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(23,568)	(12,729)	-	(36,297)
Other current assets	-	(2,093)	383	195	-	(1,515)
Other assets	-	994	(284)	(26)	-	684
Accounts payable and accrued expenses	-	8,119	(17,154)	12,305	-	3,270
Net cash provided by (used in) operating activities	-	(4,341)	49,542	2,401	(2,170)	45,432

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(8,290)	(20,569)	-	-	(28,859)
Purchase of property and equipment	-	(8,800)	(20,399)	-	-	(29,199)
Proceeds from sale of imaging facilities	-	-	-	-	-	-
Proceeds from sale of equipment		1,678	1,283			2,961
Purchase of equity interest in joint ventures	-	-	(938)	-	-	(938)
Net cash used in investing activities	-	(15,412)	(40,623)	-	-	(56,035)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(8,963)	(10,149)	-	-	(19,112)
Proceeds from borrowings upon refinancing		35,000	-			35,000
Proceeds from borrowings on notes payable			1,212			1,212
Deferred financing costs		(4,277)				(4,277)
Distributions paid to noncontrolling interests	-	-	-	(2,401)	2,170	(231)
Payments on line of credit	-	(2,480)	-	-	-	(2,480)
Payments to counterparties of cash flow hedges	-	-	-	-	-	-
Proceeds from issuance of common stock	-	473	-	-	-	473
Net cash provided by (used in) financing activities	-	19,753	(8,937)	(2,401)	2,170	10,585

NET DECREASE IN CASH AND CASH EQUIVALENTS	-	-	(18)	-	-	(18)
CASH AND CASH EQUIVALENTS, beginning of period	-	-	18	-	-	18
CASH AND CASH EQUIVALENTS, end of period	$-	$-	$-	$-	$-	$-

NOTE 11 – DERIVATIVE INSTRUMENTS

We are exposed to certain risks relating to our ongoing business operations.  The primary risk managed by us using derivative instruments is interest rate risk.  We entered into interest rate swap agreements to manage interest rate risk exposure.  The interest rate swap agreements utilized by us effectively modify our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis during the period of the interest rate swap, thus reducing the impact of interest-rate changes on future interest expense.

We designate our interest rate swaps as cash flow hedges of floating-rate borrowings.  For interest rate swaps that were designated and qualified as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is initially reported as a component of other comprehensive income, then reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt).  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion), or hedge components excluded from the assessment of effectiveness, are recognized in the statement of operations during the current period.  Unrealized gains or losses on the change in fair value for interest rate swaps that do not qualify as hedges are recognized in income.

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

During the first quarter of 2009 we modified the two interest rate swaps designated as cash flow hedges mentioned above.  The modifications, commonly referred to as “blend and extends”, extended the maturity of and re-priced these two interest rate swaps originally executed in 2006 for an additional 36 months.

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

We document our risk management strategy and hedge effectiveness at the inception of the hedge, and, unless the instrument qualifies for the short-cut method of hedge accounting, over the term of each hedging relationship. Our use of derivative financial instruments is limited to interest rate swaps, the purpose of which is to hedge the cash flows of variable-rate indebtedness. We do not hold or issue derivative financial instruments for speculative purposes. In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) was initially reported as a component of accumulated other comprehensive loss in the Company’s consolidated statement of equity deficit. The remaining gain or loss, if any, is recognized currently in earnings. Unrealized gains or losses on the change in fair value of interest rate swaps that do not qualify as hedges are recognized in earnings.

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

The related Accumulated Other Comprehensive Loss (AOCL) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010, the date of our refinancing, will be amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges.  As of April 6, 2010, the fair value of the interest rate swaps was a negative $10.4 million. From April 6, 2010 to December 31, 2010, approximately $917,000 of AOCL was amortized to interest expense.

At December 31, 2010 the negative fair value of these interest rate swaps was $10.5 million and was classified as other non-current liabilities in our consolidated balance sheet.  For the year ended December 31, 2010, we recognized approximately $132,000 in other expense related to the change in fair value of these interest rate swaps from April 6, 2010 to December 31, 2010.

A tabular presentation of the fair value of derivative instruments as of December 31, 2010 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other non-current liabilities	$(10,505)

A tabular presentation of the fair value of derivative instruments as of December 31, 2009 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other non-current liabilities	$(8,901)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Year Ended December 31, 2010
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,472)	($132)	Other income/ (expense)	* ($917)	Interest income/(expense)

 *    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

For the Year Ended December 31, 2009
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,311)	$823	Other income/ (expense)	* ($6,119)	Interest income/(expense)

  *    Amortization of OCI associated with the original cash flow hedges prior to modification on January 28, 2009 (see discussion above).

For the Year Ended December 31, 2008
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,817)	-----	Other income/ (expense)	-----	Interest income/(expense)

NOTE 12 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.  For the years ended December 31, 2010, 2009 and 2008, we recognized $576,000, $443,000 and $151,000, respectively, of state income tax.

	Years Ended
	December 31,
	2010	2009	2008

Federal tax	34.00%	34.00%	34.00%
State franchise tax, net of federal benefit	-2.24%	-16.03%	-1.26%
Non deductible expenses	-7.76%	-2.47%	-1.44%

Changes in valuation allowance	-28.68%	-39.78%	-32.56%
Income tax expense	-4.68%	-24.28%	-1.26%

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2010	2009
Net operating losses	$66,683	$67,671

Accrued expenses	7,387	6,232
Unfavorable contract liability	3,578	3,256
Equity compensation	3,701	3,701
Allowance for doubtful accounts	3,608	1,823
Other	455	370
Valuation allowance	(56,617)	(55,268)
Total Deferred Tax Assets	$28,795	$27,785

Deferred tax liabilities:
Property Plant & Equipment	(7,615)	(10,006)
Goodwill	(10,503)	(9,239)
Intangibles	(10,326)	(8,461)
Other	(628)	(356)
Total Deferred Tax Liabilities	$(29,072)	$(28,062)

Net deferred tax Asset (Liability)	$(277)	$(277)

As of December 31, 2010, we had federal and state net operating loss carryforwards of approximately $178.1 million and $122.2 million, respectively, which expire at various intervals from the years 2017 to 2030.  As of December 31, 2010, $17.9 million of our federal net operating loss carryforwards acquired in connection with the 1998 acquisition of Diagnostic Imaging Services, Inc. and the 2006 acquisition of Radiologix Inc. and the 2010 acquisition of Image Medical Corp. were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  Cumulative excess tax benefits of $4.2 million, related to the exercise of nonqualified stock options, will be recorded in equity when realized.

We consider all evidence available when determining whether deferred tax assets are more likely than not to be realized, including tax planning strategies that could involve the sale of certain assets and would be employed to prevent an NOL from expiring unutilized. As of December 31, 2010, we have determined that deferred tax assets of $28.8 million are more-likely than not to be realized. We have also determined that deferred tax liabilities of $12.9 million are required substantially related to book basis in goodwill that has an indefinite life.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

	Total Net Operating Loss Carryforwards	Amount Subject to 382 limitation
Year Ended
2011	-	-
2012	-	-
2013	-	-
2014	-	-
2015	-	-
Thereafter	178,126	17,043
	$178,126	$17,043

We file consolidated income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1998. We do not anticipate the results of any open examinations would result in a material change to its financial position.

We adopted the amended provisions of ASC Topic 740, Income Taxes, on January 1, 2007. The implementation did not result in the recording of an increase to liabilities for uncertain tax positions. In 2010, we acquired a subsidiary that recognized a liability for uncertain tax positions in a prior year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$-
Additional based on tax positions of acquired subsidiaries in prior years	90
Balance at December 31, 2010	$90

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized no penalties and interest during the years ended December 31, 2010, 2009 and 2008, and had accrued approximately $90,000 and $0 for the payment of penalties and interest at December 31, 2010 and 2009, respectively. The reserves for uncertain tax positions are included in accounts payable, accrued and other liabilities as of December 31, 2010 and 2009.

NOTE 13 – STOCK-BASED COMPENSATION

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

As of December 31, 2010, 3,507,583, or approximately 62.0%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the year ended December 31, 2010, we granted options and warrants to acquire 1,780,000 shares of common stock.

We have issued warrants outside the Plan under various types of arrangements to employees, in conjunction with debt financing and in exchange for outside services.  All warrants issued to employees or consultants after our February 2007 listing on the NASDAQ Global Market have been characterized as awards under the 2006 Plan.  All warrants outside the Plan have been issued with an exercise price equal to the fair value of the underlying common stock on the date of grant. The warrants expire from five to seven years from the date of grant.  Vesting terms are determined by the board of directors or the compensation committee of the board of directors at the date of grant.

As of December 31, 2010, 2,444,566, or approximately 90.0%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the year ended December 31, 2010, we granted warrants to acquired 200,000 shares of common stock.

The following tables illustrate the impact of equity-based compensation on reported amounts (in thousands except per share data):

	For the Years Ended December 31,
	2010		2009		2008
	Impact of Equity-Based Compensation
	As Reported	Comp.	As Reported	Comp.	As Reported	Comp.
Income from operations	$38,435	$(3,718)	$38,857	$(3,607)	$29,287	$(2,902)
Net loss attributable to Radnet, Inc.'s common stockholders before income taxes	$(12,276)	$(3,718)	$(1,824)	$(3,607)	$(12,685)	$(2,902)
Net loss attributable to Radnet, Inc.'s common stockholders	$(12,852)	$(3,718)	$(2,267)	$(3,607)	$(12,836)	$(2,902)
Basic and diluted net loss per share attributable to Radnet, Inc.'s common stockholders	$(0.35)	$(0.10)	$(0.06)	$(0.10)	$(0.36)	$(0.08)

Net diluted earnings per share attributable to Radnet, Inc.'s common stockholders	$(0.35)	$(0.10)	$(0.06)	$(0.10)	$(0.36)	$(0.08)

The following summarizes all of our option and warrant transactions in 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Outstanding Options and Warrants		Exercise price	Contractual Life	Intrinsic
Under the 2006 Plan	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2009	3,959,750	$4.15
Granted	1,780,000	2.46
Exercised	(18,750)	0.92
Canceled or expired	(60,000)	2.40
Balance, December 31, 2010	5,661,000	3.65	3.54	$ 1,690,200
Exercisable at December 31, 2010	3,507,583	3.77	3.28	967,075

			Weighted Average
		Weighted Average	Remaining	Aggregate
Non-Plan		Exercise price	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2009	3,057,898	$2.24
Granted	200,000	2.62
Exercised	(540,000)	0.80
Canceled or expired	-	-
Balance, December 31, 2010	2,717,898	2.56	1.92	$ 2,275,627
Exercisable at December 31, 2010	2,444,566	2.38	1.59	2,235,227

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on December 31, 2010. Total intrinsic value of options and warrants exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $1.3 million, $848,000 and $4.2 million respectively.  As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $3.6 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

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

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

December 31, 2010	1.92%	3.19 years	90.65%	-
December 31, 2009	2.65%	3.10 years	91.45%	-
December 31, 2008	2.75%	3.41 years	71.75%	-

Because we lack detailed information about exercise behavior at this time, we have determined the expected term assumption under the “Simplified Method” as defined in ASC Topic 718, originally issued as SAB No. 110. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

            The weighted-average grant date fair value of stock options and warrants granted during the years ended December 31, 2010, 2009 and 2008 was $1.46, $1.43 and $2.54, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases   – We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2025.  Certain leases contain renewal options from two to ten years and escalation based either on the consumer price index or fixed rent escalators.  The schedule below includes lease renewals that are reasonably assured.  Leases with fixed rent escalators are recorded on a straight-line basis.  We record deferred rent for tenant leasehold improvement allowances received from a lessor and amortize the deferred rent expense over the term of the lease agreement.  Minimum annual payments under operating leases for future years, including all options to extend, ending December 31 were as follows (in thousands):

	Facilities	Equipment	Total
2011	$29,824	$9,134	$38,958
2012	26,670	7,186	33,856
2013	23,577	4,726	28,303
2014	20,213	1,842	22,055
2015	16,780	766	17,546
Thereafter	75,475	-	75,475
	$192,539	$23,654	$216,193

Total rent expense, including equipment rentals, for the years ended December 31, 2010, 2009 and 2008 was $47.9 million, $43.4 million and $43.5 million, respectively.

We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment.  Under this agreement, we are committed to minimum payments of approximately $24.0 million per year through 2016.

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. We believe that the outcome of our current litigation will not have a material adverse impact on our business, financial condition and results of operations.  However, we could be subsequently named as a defendant in other lawsuits that could adversely affect us.

NOTE 15 – EMPLOYEE BENEFIT PLAN

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

NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2010 and 2009.  This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for earnings per share).

	2010 Quarter Ended				2009 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31

Statement of Operations Data:
Net revenue	$124,178	$138,951	$140,093	$145,315	$128,003	$131,146	$133,404	$131,815

Total operating expenses	119,827	129,035	128,709	132,531	118,204	120,527	124,261	121,132

Total other expenses	9,967	23,750	13,602	11,455	13,219	13,370	12,365	11,478

Equity in earnings of joint ventures	1,861	1,971	2,282	2,116	2,635	2,453	1,751	1,617

Income tax expense (benefit)	334	(128)	317	53	37	13	231	162

Net income (loss)	(4,089)	(11,735)	(253)	3,392	(822)	(311)	(1,702)	660

Net income attributable to noncontrolling interests	22	21	32	92	20	25	24	23

Net income (loss) attributable to Radnet, Inc. common stockholders	$(4,111)	$(11,756)	$(285)	$3,300	$(842)	$(336)	$(1,726)	$637

Basic net income (loss) attributable to Radnet, Inc. common stockholders earnings (loss) per share:	$(0.11)	$(0.32)	$(0.01)	$0.09	$(0.02)	$(0.01)	$(0.05)	$0.02

Diluted net income (loss) attributable to Radnet, Inc. common stockholders earnings (loss) per share:	$(0.11)	$(0.32)	$(0.01)	$0.09	$(0.02)	$(0.01)	$(0.05)	$0.02

Weighted average shares outstanding
Basic	36,364	36,917	36,980	37,143	35,916	35,924	36,105	36,238
Diluted	36,364	36,917	36,980	37,845	35,916	35,924	36,105	37,394

NOTE 17 – SUBSEQUENT EVENTS

On January 3, 2011, we consummated the acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York, for $5.5 million cash plus an earn-out of up to an additional $2.5 million.

On February 14, 2011, we completed an exchange offer where by all of our senior unsecured notes were exchanged for registered publicly tradable notes.

On March 7, 2011, we executed a definitive agreement to acquire five multi-modality imaging centers in Maryland from Diagnostic Health Corporation.  We will pay approximately $7.1 million, in a combination of cash and the assumption of certain capital lease liabilities.  The facilities located in Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, x-ray and other related modalities.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer, and Chief Financial Officer, concluded that, effective as of December 31, 2010, our disclosure controls and procedures were at that “reasonable assurance” level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
RadNet, Inc.

We have audited RadNet Inc. and subsidiaries' (“RadNet’s”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RadNet’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on RadNet’s internal control over financial reporting based on our audit.

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

In our opinion, RadNet, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of RadNet, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity deficit, and cash flows for each of the three years in the period ended December 31, 2010 of RadNet, Inc. and subsidiaries and our report dated March 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 11, 2011

Item 9B.                      Other Information.

None

PART III

As used in this Part III, “RadNet” and the “Company” means RadNet, Inc.

Item 10.                      Directors, Executive Officers and Corporate Governance

The information required by this item regarding the Company’s directors and executive officers is incorporated herein by reference to the sections entitled “Proposal 1 – Election Of Directors” and “Compensation of Directors and Executive Officers” and “Executive Officers” and “Corporate Governance – Board Committees – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year (the “Proxy Statement”).

We have adopted a code of financial ethics applicable to our directors, officers and employees which is designed to deter wrongdoing and to promote:

•	honest and ethical conduct;
•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in our other public communications;
•	compliance with applicable laws, rules and regulations, including insider trading compliance; and
•	accountability for adherence to the code and prompt internal reporting of violations of the code, including illegal or unethical behavior regarding accounting or auditing practices.

You may obtain a copy of our Code of Financial Ethics on our website at www.radnet.com under Investors — Corporate Governance. The Audit Committee is responsible for reviewing the Code of Financial Ethics and amending as necessary. Any amendments will be disclosed on our website.

Item 11.                      Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” in the Proxy Statement.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Directors and Executive Officers– Summary Compensation Table” in the Proxy Statement.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the section entitled ““Certain Relationships and Related Party Transactions” in the Proxy Statement.

Item 14.                      Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the sections entitled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statements Schedule	Page No.

(a) Financial Statements – The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm	58

Consolidated Balance Sheets	59

Consolidated Statements of Operations	60

Consolidated Statements of Equity Deficit	61

Consolidated Statements of Cash Flows	62

Notes to Consolidated Financial Statements	64 to 93

(b) Financial Statements Schedules

Schedules – The Following financial statement schedules are filed herewith:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

RADNET, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additional Charges Against Income	Deductions from Reserve	Balance at End of Year

Year Ended December 31, 2010
Accounts Receivable-Allowance for Bad Debts	$12,951	$33,158	$(27,116)	$18,993

Year Ended December 31, 2009
Accounts Receivable-Allowance for Bad Debts	$12,065	$32,704	$(31,818)	$12,951

Year Ended December 31, 2008
Accounts Receivable-Allowance for Bad Debts	$11,571	$30,832	$(30,338)	$12,065

 (c) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of July 6, 2006, by and among Primedex, Radiologix, Radnet Management, Inc. and Merger Sub (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-136800)).

2.2	Agreement and Plan of Merger and Reorganization, dated as of September 3, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

2.3
Membership Interests Purchase Agreement dated September 7, 2010 by and among New Jersey Imaging Partners, Inc., RadNet, Inc., Progressive Health, LLC and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on January 7, 2011) .

2.4
Purchase Agreement dated September 7, 2010 by and between New Jersey Imaging Partners, Inc. and Progressive Medical Imaging of Rutherford, LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

2.5
Merger Agreement dated September 13, 2010 by and among RadNet Managed Imaging Services, Inc. INC Merger Sub, Inc. and Image Medical Corporation (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2
Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

4.1
Indenture, dated as of April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc. the subsidiary guarantors thereunder, and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.2	Form of Exchange Note (included in Exhibit 4.1).

4.3	Form of 10 3/8% Note (included in Exhibit 4.1).

4.4
Registration Rights Agreement, dated April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and Deutsche Bank Securities Inc. and Barclays Capital Inc., as representatives of the initial purchasers (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.5
Supplemental Indenture, dated as of July 6, 2010, by and between Advanced Radiology, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.6
Supplemental Indenture, dated as of August 19, 2010 by and between Health Diagnostics of New Jersey, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.7
Supplemental Indenture, dated as of January 10, 2011, by and between Image Medical Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.8
Supplemental Indenture, dated as of January 10, 2011, by and between eRAD, Inc. and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.9
Supplemental Indenture, dated as of January 10, 2011, by and between East Bergen Imaging, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.10
Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Bloomfield, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.11
Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Hackensack, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.12
Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Union City, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.13
Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Englewood, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.14
Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Kearney, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.15
Supplemental Indenture, dated as of January 10, 2011, by and between Imaging On Call, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.16
Supplemental Indenture, dated as of January 10, 2011, by and between Advanced NA, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

10.1
Credit and Guaranty Agreement, dated April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended September 30, 2010).

10.2
Pledge and Security Agreement, dated April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

10.3
Form of Trademark Security Agreement, dated April 6, 2010, by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated April 6, 2010, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4
Pledge Supplement, dated as of February 23, 2011, among East Bergen Imaging, LLC, Progressive Medical Imaging of Bloomfield, LLC, Progressive Medical Imaging of Hackensack, LLC, Progressive Medical Imaging of Union City, LLC, Progressive X-Ray of Englewood, LLC, Progressive X-Ray of Kearney, LLC, Imaging On Call, LLC, Advanced NA, LLC and Advanced Radiology, LLC (incorporated by reference to exhibit filed with Form 8-K on March 1, 2011).

10.5
Counterpart Agreement, dated as of February 23, 2011, among East Bergen Imaging, LLC, Progressive Medical Imaging of Bloomfield, LLC, Progressive Medical Imaging of Hackensack, LLC, Progressive Medical Imaging of Union City, LLC, Progressive X-Ray of Englewood, LLC, Progressive X-Ray of Kearney, LLC, Imaging On Call, LLC, Advanced NA, LLC, Advanced Radiology, LLC and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on March 1, 2011).

10.6
Allonge to Intercompany Note, dated as of February 23, 2011, among East Bergen Imaging, LLC, Progressive Medical Imaging of Bloomfield, LLC, Progressive Medical Imaging of Hackensack, LLC, Progressive Medical Imaging of Union City, LLC, Progressive X-Ray of Englewood, LLC, Progressive X-Ray of Kearney, LLC, Imaging On Call, LLC, Advanced NA, LLC and Advanced Radiology, LLC (incorporated by reference to exhibit filed with Form 8-K on March 1, 2011).

10.7	2000 Incentive Stock Option Plan (as amended) (incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003).*

10.8	2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-136800)).*

10.9	First Amendment to the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.10	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).

10.11	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).

10.12	Form of Indemnification Agreement between the registrant and each of its officers and directors(incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.13	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.14	Amendment to Employment Agreement with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.15	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

Amendment to Employment Agreement with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.16	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.17	Amendment to Employment Agreement with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.18	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.19	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31,2 006).*

10.20
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Financial Ethics (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
Date: March 11, 2011	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D .
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 11, 2011

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 11, 2011

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 11, 2011

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 11, 2011

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 11, 2011

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 11, 2011

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 11, 2011

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: March 11, 2011