Form 10-Q
period 2011-03-31
RadNet, Inc.
filed 2011-05-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding on May 5, 2011, was 37,319,725 shares.

Table of Contents

RADNET, INC.

PART I - FINANCIAL INFORMATION
RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$259	$627
Accounts receivable, net	104,666	96,094
Prepaid expenses and other current assets	16,300	14,304
Total current assets	121,225	111,025
PROPERTY AND EQUIPMENT, NET	195,633	194,230
OTHER ASSETS
Goodwill	147,752	143,353
Other intangible assets	57,165	57,348
Deferred financing costs, net	14,956	15,486
Investment in joint ventures	17,274	15,444
Deposits and other	2,577	2,628
Total assets	$556,582	$539,514
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$91,206	$82,619
Due to affiliates	3,051	2,975
Deferred revenue	1,382	1,568
Current portion of notes payable	5,966	8,218
Current portion of deferred rent	863	745
Current portion of obligations under capital leases	7,787	9,139
Total current liabilities	110,255	105,264
LONG-TERM LIABILITIES
Deferred rent, net of current portion	10,366	10,379
Deferred taxes	277	277
Line of credit	15,900	-
Notes payable, net of current portion	480,131	481,578
Obligations under capital lease, net of current portion	4,276	5,639
Other non-current liabilities	17,208	18,850
Total liabilities	638,413	621,987

COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized;
37,307,225 and 37,223,475 shares issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	4	4
Paid-in-capital	163,591	162,444
Accumulated other comprehensive loss	(1,801)	(2,137)
Accumulated deficit	(243,717)	(242,841)
Total Radnet, Inc.'s equity deficit	(81,923)	(82,530)
Noncontrolling interests	92	57
Total equity deficit	(81,831)	(82,473)
Total liabilities and equity deficit	$556,582	$539,514

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

NET REVENUE	$146,217	$124,178

OPERATING EXPENSES
Cost of operations	115,828	98,639
Depreciation and amortization	13,921	13,275
Provision for bad debts	7,905	7,677
Loss on sale of equipment	259	104
Severance costs	145	132
Total operating expenses	138,058	119,827

INCOME FROM OPERATIONS	8,159	4,351

OTHER EXPENSES
Interest expense	12,915	9,967
Other income	(1,871)	-
Total other expenses	11,044	9,967

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	(2,885)	(5,616)
Provision for income taxes	(147)	(334)
Equity in earnings of joint ventures	2,224	1,861
NET LOSS	(808)	(4,089)
Net income attributable to noncontrolling interests	68	22
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(876)	$(4,111)

BASIC AND DILUTED NET LOSS PER SHARE
ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.02)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	37,257,683	36,363,946

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity Deficit	Interests	Equity Deficit

BALANCE - JANUARY 1, 2011	37,223,475	$4	$162,444	$(242,841)	$(2,137)	$(82,530)	$57	$(82,473)
Issuance of common stock upon exercise of options/warrants	83,750	-	99	-	-	99	-	99
Stock-based compensation	-	-	1,048	-	-	1,048	-	1,048
Dividends paid to noncontrolling interests	-	-	-	-	-	-	(33)	(33)
Change in cumulative foreign currency translation adjustment	-	-	-	-	30	30	-	30
Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	306	306	-	306
Net loss	-	-	-	(876)	-	(876)	68	(808)
Comprehensive loss	-	-	-	-	-	(540)	68	(472)
BALANCE - MARCH 31, 2011	37,307,225	$4	$163,591	$(243,717)	$(1,801)	$(81,923)	$92	$(81,831)

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(808)	$(4,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,921	13,275
Provision for bad debts	7,905	7,677
Equity in earnings of joint ventures	(2,224)	(1,861)
Distributions from joint ventures	2,504	3,095
Deferred rent amortization	105	359
Amortization of deferred financing cost	748	670
Amortization of bond discount	58	-
Loss on sale of equipment	259	104
Amortization of cash flow hedge	306	-
Stock-based compensation	1,048	819
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(15,481)	(8,071)
Other current assets	(2,345)	(1,426)
Other assets	51	(1,287)
Deferred revenue	(186)	-
Accounts payable and accrued expenses	9,335	7,337
Net cash provided by operating activities	15,196	16,602
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(6,343)	(6,708)
Purchase of property and equipment	(15,616)	(12,900)
Proceeds from sale of equipment	235	-
Purchase of equity interest in joint ventures	(1,500)	-
Net cash used in investing activities	(23,224)	(19,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(6,490)	(5,538)
Deferred financing costs	(218)	-
Proceeds from, net of payments on, line of credit	15,900	-
Payments to counterparties of interest rate swaps, net of amounts received	(1,611)	(1,581)
Distributions to noncontrolling interests	(33)	(18)
Proceeds from issuance of common stock upon exercise of options/warrants	99	49
Net cash provided by (used in) financing activities	7,647	(7,088)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	13	-
NET DECREASE IN CASH AND CASH EQUIVALENTS	(368)	(10,094)
CASH AND CASH EQUIVALENTS, beginning of period	627	10,094
CASH AND CASH EQUIVALENTS, end of period	$259	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,330	$9,340

 The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $7.4 million and $3.8 million during the three months ended March 31, 2011 and 2010, respectively, that we had not paid for as of March 31, 2011 and 2010, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

As discussed in Note 6, as a result of our debt refinancing completed on April 6, 2010, our interest rate swaps are no longer effective.  Accordingly, all changes in their fair value after April 6, 2010 are, and will continue to be recognized in earnings as other income.

Detail of investing activity related to acquisitions can be found in Note 4.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At March 31, 2011, we operated a group of regional networks comprised of 201 diagnostic imaging facilities located in six states with operations primarily in California, Maryland, Florida, Delaware, New Jersey and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. The Company’s operations comprise a single segment for financial reporting purposes.

The unaudited condensed consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”).  The unaudited condensed consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. ( “ DIS ” ), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

Accounting Standards Codification Section 810-10-15-14 stipulates that generally any entity with (a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or (b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”).  We consolidate all voting interest entities in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 14.5% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and de minimis equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $13.2 million and $12.4 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2011 and 2010, respectively, and $13.2 million and $12.4 million of operating expenses for the three months ended March 31, 2011 and 2010, respectively.  RadNet recognized $49.1 million and $41.7 million of net revenues for the three months ended March 31, 2011 and 2010, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

The creditors of BRMG do not have recourse to our general credit and we do not believe other arrangements would expose us to material losses.  However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in each area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2011 and 2010 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2010.

Significant accounting policies

As of the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

We had a working capital balance of $11.0 million and $5.8 million at March 31, 2011 and December 31, 2010, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $876,000 and $4.1 million for the three months ended March 31, 2011 and 2010, respectively.  We also had an equity deficit of $81.8 million and $82.5 million at March 31, 2011 and December 31, 2010, respectively.

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

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585 million.  As part of the debt refinancing plan, our wholly owned subsidiary Radnet Management, Inc. issued and sold $200,000,000 in 10 3/8% senior notes due 2018 (the "senior notes"). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture, dated April 6, 2010, by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms.

In addition to the issuance of senior notes, the debt refinancing plan provided for the entry by Radnet Management entered into a new Credit and Guaranty Agreement with a syndicate of lenders (the "New Credit Agreement"), whereby Radnet Management obtained $385,000,000 in senior secured first-lien bank financing, consisting of (i) a $285,000,000, six-year term loan facility and (ii) a $100,000,000, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “New Credit Facilities”). Radnet Management’s obligations under the New Credit Agreement are unconditionally guaranteed by RadNet, Inc., all of Radnet Management’s current and future wholly owned domestic subsidiaries as well as certain affiliates, including Beverly Radiology Medical Group III and its equity holders (Beverly Radiology Medical Group, Inc., BreastLink Medical Group, Inc. and ProNet Imaging Medical Group, Inc.). These New Credit Facilities created by the New Credit Agreement are secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future wholly owned domestic subsidiaries.

In connection with the issuance of the outstanding notes and entering into the New Credit Agreement, Radnet Management used the net proceeds from the issuance of the outstanding notes and the New Credit Facilities created by the New Credit Agreement to repay in full its existing first lien term loan for $242.0 million in aggregate principal amount outstanding, which would have matured on November 15, 2012, and its second lien term loan for $170.0 million in aggregate principal amount outstanding, which would have matured on November 15, 2013.

At March 31, 2011, Radnet Management had $200 million aggregate principal amount of senior notes outstanding, $282.2 million of senior secured term loan debt outstanding and $15.9 million outstanding under the revolving credit facility.

NOTE 2 — SUPPLEMENTAL GUARANTOR INFORMATION

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

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$198	$61	$-	$259
Accounts receivable, net	-	-	58,328	46,338	-	104,666
Prepaid expenses and other current assets	-	9,462	6,175	663	-	16,300
Total current assets	-	9,462	64,701	47,062	-	121,225
PROPERTY AND EQUIPMENT, NET	-	45,850	147,719	2,064	-	195,633
OTHER ASSETS
Goodwill	-	41,768	105,984	-	-	147,752
Other intangible assets	-	115	57,050	-	-	57,165
Deferred financing costs, net	-	14,956	-	-	-	14,956
Investment in subsidiaries	(81,923)	223,260	9,269	-	(150,606)	-
Investment in joint ventures	-	-	17,274	-	-	17,274
Deposits and other	-	1,279	1,298	-	-	2,577
Total assets	$(81,923)	$336,690	$403,295	$49,126	$(150,606)	$556,582
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$-	$(143,373)	$111,376	$31,997		$-
Accounts payable and accrued expenses	-	44,804	39,695	6,707	-	91,206
Due to affiliates	-	-	3,051	-	-	3,051
Deferred revenue			1,382			1,382
Current portion of notes payable	-	2,975	2,991	-	-	5,966
Current portion of deferred rent	-	412	451	-	-	863
Obligations under capital leases	-	4,739	2,694	354	-	7,787
Total current liabilities	-	(90,443)	161,640	39,058	-	110,255
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	6,081	4,285	-	-	10,366
Deferred taxes	-	-	277	-	-	277
Line of credit	-	15,900				15,900
Notes payable, net of current portion	-	475,185	4,946	-	-	480,131
Obligations under capital leases, net of current portion	-	2,756	813	707	-	4,276
Other non-current liabilities	-	9,134	8,074	-	-	17,208
Total liabilities	-	418,613	180,035	39,765	-	638,413

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(81,923)	(81,923)	223,260	9,269	(150,606)	(81,923)
Noncontrolling interests	-	-	-	92	-	92
Total equity deficit	(81,923)	(81,923)	223,260	9,361	(150,606)	(81,831)
Total liabilities and equity deficit	$(81,923)	$336,690	$403,295	$49,126	$(150,606)	$556,582

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 December 31, 2010
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$205	$-	$422	$-	$627
Accounts receivable, net	-	-	52,493	43,601	-	96,094
Prepaid expenses and other current assets	-	8,481	5,543	280	-	14,304
Total current assets	-	8,686	58,036	44,303	-	111,025
PROPERTY AND EQUIPMENT, NET	-	46,893	145,770	1,567	-	194,230
OTHER ASSETS
Goodwill	-	41,768	101,585	-	-	143,353
Other intangible assets	-	137	57,211	-	-	57,348
Deferred financing costs, net	-	15,486	-	-	-	15,486
Investment in subsidiaries	(82,530)	218,393	9,223	-	(145,086)	-
Investment in joint ventures	-	-	15,444	-	-	15,444
Deposits and other	-	1,320	1,308	-	-	2,628
Total assets	$(82,530)	$332,683	$388,577	$45,870	$(145,086)	$539,514
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$-	$(133,637)	$107,258	$26,379		$-
Accounts payable and accrued expenses	-	44,450	30,997	7,172	-	82,619
Due to affiliates	-	-	1,082	1,893	-	2,975
Deferred revenue			1,568			1,568
Current portion of notes payable	-	3,082	5,136	-	-	8,218
Current portion of deferred rent	-	321	424	-	-	745
Obligations under capital leases	-	5,640	3,150	349	-	9,139
Total current liabilities	-	(80,144)	149,615	35,793	-	105,264
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	6,086	4,293	-	-	10,379
Deferred taxes	-	-	277	-	-	277
Notes payable, net of current portion	-	475,231	6,347	-	-	481,578
Obligations under capital leases, net of current portion	-	3,535	1,307	797	-	5,639
Other non-current liabilities	-	10,505	8,345	-	-	18,850
Total liabilities	-	415,213	170,184	36,590	-	621,987

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(82,530)	(82,530)	218,393	9,223	(145,086)	(82,530)
Noncontrolling interests	-	-	-	57	-	57
Total equity deficit	(82,530)	(82,530)	218,393	9,280	(145,086)	(82,473)
Total liabilities and equity deficit	$(82,530)	$332,683	$388,577	$45,870	$(145,086)	$539,514

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended  March 31, 2011
(in thousands)
(unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$31,116	$99,961	$15,140	$-	$146,217

OPERATING EXPENSES
Operating expenses	-	26,728	75,112	13,988	-	115,828
Depreciation and amortization	-	3,496	10,315	110	-	13,921
Provision for bad debts	-	991	6,350	564	-	7,905
Loss on sale of equipment	-	87	172	-	-	259
Severance costs	-	69	76	-	-	145
Total operating expenses	-	31,371	92,025	14,662	-	138,058

INCOME (LOSS) FROM OPERATIONS	-	(255)	7,936	478	-	8,159

OTHER EXPENSES
Interest expense	-	7,319	5,578	18	-	12,915
Other income	-	(1,871)	-	-	-	(1,871)
Total other expenses	-	5,448	5,578	18	-	11,044

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(5,703)	2,358	460	-	(2,885)
Provision for income taxes	-	(13)	(132)	(2)	-	(147)
Equity in earnings (losses) of consolidated subsidiaries	(876)	4,840	390		(4,354)	-
Equity in earnings of joint ventures	-	-	2,224	-	-	2,224
NET INCOME (LOSS)	(876)	(876)	4,840	458	(4,354)	(808)
Net income attributable to noncontrolling interests	-	-	-	68	-	68
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(876)	$(876)	$4,840	$390	$(4,354)	$(876)

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended  March 31, 2010
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$28,679	$81,876	$13,623	$-	$124,178

OPERATING EXPENSES
Operating expenses	-	25,448	60,427	12,764	-	98,639
Depreciation and amortization	-	3,183	10,056	36	-	13,275
Provision for bad debts	-	1,297	5,781	599	-	7,677
Loss (gain) on sale of equipment	-	72	32	-	-	104
Severance costs	-	82	50	-	-	132
Total operating expenses	-	30,082	76,346	13,399	-	119,827

INCOME (LOSS) FROM OPERATIONS	-	(1,403)	5,530	224	-	4,351

OTHER EXPENSES
Interest expense	-	4,118	5,846	3	-	9,967
Total other expenses	-	4,118	5,846	3	-	9,967

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(5,521)	(316)	221	-	(5,616)
Provision for income taxes	-	(19)	(313)	(2)	-	(334)
Equity in earnings (losses) of consolidated subsidiaries	(4,111)	1,429	197		2,485	-
Equity in earnings of joint ventures	-	-	1,861	-	-	1,861
NET INCOME (LOSS)	(4,111)	(4,111)	1,429	219	2,485	(4,089)
Net income attributable to noncontrolling interests	-	-	-	22	-	22

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(4,111)	$(4,111)	$1,429	$197	$2,485	$(4,111)

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended  March 31, 2011
(in thousands)
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(876)	$(876)	$4,840	$458	$(4,354)	$(808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	3,496	10,315	110	-	13,921
Provision for bad debts	-	991	6,350	564	-	7,905
Equity in (earnings) loss of consolidated subsidiaries	876	(4,840)	(390)	-	4,354	-
Distributions from consolidated subsidiaries	-	-	344	-	(344)	-
Equity in earnings of joint ventures	-	-	(2,224)	-	-	(2,224)
Distributions from joint ventures	-	-	2,504	-	-	2,504
Deferred rent amortization	-	69	36	-	-	105
Deferred financing cost interest expense	-	748	-	-	-	748
Amortization of bond discount	-	58	-	-	-	58
Loss on sale of equipment	-	87	172	-	-	259
Amortization of cash flow hedge	-	306	-	-	-	306
Stock-based compensation	-	262	786	-	-	1,048
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(10,607)	(4,874)	-	(15,481)
Other current assets	-	(981)	(981)	(383)	-	(2,345)
Other assets	-	41	10	-	-	51
Deferred revenue	-	-	(186)	-	-	(186)
Accounts payable and accrued expenses	-	(8,679)	13,169	4,845	-	9,335
Net cash provided by (used in) operating activities	-	(9,318)	24,138	720	(344)	15,196
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	-	(6,343)	-	-	(6,343)
Proceeds from sale of equipment	-	-	235	-	-	235
Purchase of property and equipment	-	(3,167)	(11,830)	(619)	-	(15,616)
Purchase of equity interest in joint ventures	-	-	(1,500)	-	-	(1,500)
Net cash used in investing activities	-	(3,167)	(19,438)	(619)	-	(23,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(1,890)	(4,515)	(85)	-	(6,490)
Deferred financing costs	-	(218)	-	-	-	(218)
Distributions paid to noncontrolling interests	-	-	-	(377)	344	(33)
Proceeds from, net of payments, on line of credit	-	15,900	-	-	-	15,900
Payments to counterparties of cash flow hedges,	-	-	-	-	-	-
net of amounts received		(1,611)		-	-	(1,611)
Proceeds from issuance of common stock	-	99	-	-	-	99
Net cash provided by (used in) financing activities	-	12,280	(4,515)	(462)	344	7,647
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	13	-	-	13
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(205)	198	(361)	-	(368)
CASH AND CASH EQUIVALENTS, beginning of period	-	205	-	422	-	627
CASH AND CASH EQUIVALENTS, end of period	$-	$-	$198	$61	$-	$259

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended  March 31, 2010
(in thousands)
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(4,111)	$(4,111)	$1,429	$219	$2,485	$(4,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	3,183	10,056	36	-	13,275
Provision for bad debts	-	1,297	5,781	599	-	7,677
Equity in (earnings) loss of consolidated subsidiaries	4,111	(1,429)	(197)	-	(2,485)	-
Distributions from consolidated subsidiaries	-	-	100	-	(100)	-
Equity in earnings of joint ventures	-	-	(1,861)	-	-	(1,861)
Distributions from joint ventures	-	-	3,095	-	-	3,095
Deferred rent amortization	-	347	12	-	-	359
Deferred financing cost interest expense	-	670	-	-	-	670
Loss on sale of equipment	-	72	32	-	-	104
Stock-based compensation	-	205	614	-	-	819
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(6,205)	(1,866)	-	(8,071)
Other current assets	-	(2,521)	1,380	(285)	-	(1,426)
Other assets	-	(363)	(924)	-	-	(1,287)
Accounts payable and accrued expenses	-	419	5,503	1,415	-	7,337
Net cash provided by (used in) operating activities	-	(2,231)	18,815	118	(100)	16,602
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(1,260)	(5,448)	-	-	(6,708)
Purchase of property and equipment	-	(2,909)	(9,991)	-	-	(12,900)
Net cash used in investing activities	-	(4,169)	(15,439)	-	-	(19,608)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(2,162)	(3,376)	-	-	(5,538)
Distributions paid to noncontrolling interests	-	-	-	(118)	100	(18)
Payments to counterparties of cash flow hedges net of amounts received	-	(1,581)	-	-	-	(1,581)
Proceeds from issuance of common stock	-	49	-	-	-	49
Net cash provided by (used in) financing activities	-	(3,694)	(3,376)	(118)	100	(7,088)
NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(10,094)	-	-	-	(10,094)
CASH AND CASH EQUIVALENTS, beginning of period	-	10,094	-	-	-	10,094
CASH AND CASH EQUIVALENTS, end of period	$-	$-	$-	$-	$-	$-

NOTE 3 – RECENT ACCOUNTING STANDARDS

There are no recently issued accounting standards that are expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 4 – FACILITY ACQUISITIONS

On January 3, 2011, we completed our acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York, for $5.5 million cash plus an earn-out of up to an additional $2.5 million. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $1.6 million of accounts receivable and other current assets, $785,000 of fixed assets, $850,000 of intangible assets related to the value of customer relationships and trade name, and $3.8 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.5 million of accrued liabilities of which approximately $790,000 related to our estimated fair value of the earn-out mentioned above.

On February 16, 2011, we acquired the diagnostic imaging practice of Stuart London, MD in Oakland, CA for $600,000.  Upon acquisition, we relocated the practice to a nearby existing Oakland center. We have made a preliminary purchase price allocation and have allocated the full purchase price of $600,000 to goodwill.

On February 18, 2011, we completed our acquisition of Team Radiology, Inc. from Team Health, Inc. for approximately $243,000.  A provider of teleradiology services, Team Radiology will complement our teleradiology operations acquired from Imaging on Call, LLC.  We have made a preliminary purchase price allocation of the acquired assets and liabilities and approximately $93,000 of other current assets, $126,000 of fixed assets and $24,000 of intangible assets related to the value of customer relationships and trade name was recorded with respect to this transaction.

 NOTE 5 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2011	2010

Net loss attributable to Radnet, Inc.'s common stockholders	$(876)	$(4,111)

Weighted average number of common shares outstanding during the year	37,257,683	36,363,946
Basic and diluted loss per share attributable to Radnet, Inc.'s common stockholders	$(0.02)	$(0.11)

For the three months ended March 31, 2011 and 2010, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.

NOTE 6 – DERIVITIVE INSTRUMENTS

We are exposed to certain risks relating to our ongoing business operations.  The primary risk managed by us using derivative instruments is interest rate risk.  We have in the past entered into interest rate swap agreements to manage interest rate risk exposure.  The interest rate swap agreements utilized by us effectively modified our exposure to interest rate risk by converting our floating-rate debt to a fixed rate basis during the period of the interest rate swap, thus reducing the impact of interest-rate changes on future interest expense.

At inception, we designated our interest rate swaps as cash flow hedges of floating-rate borrowings.  In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive loss in the consolidated statement of equity deficit. The remaining gain or loss, if any, is recognized currently in earnings. Unrealized gain or losses on the change in fair value of interest rate swaps that do not qualify as hedges are recognized in earnings.

As a result of our refinancing and the New Credit Agreement and the issuance of the Notes completed on April 6, 2010, our interest rate swaps do not match the terms of our current bank debt and so accordingly, we have determined that they are no longer designated as cash flow hedges.  Accordingly, all changes in their fair value after April 6, 2010 are, and will continue to be recognized in earnings.

The related Accumulated Other Comprehensive Loss (AOCL) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010, the date of our refinancing, is being amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges.  From April 6, 2010 to March 31, 2011, approximately $1.3 million of AOCL was amortized to interest expense bringing the remaining balance of AOCL to $1.8 million at March 31, 2011.  As of April 6, 2010, the fair value of the interest rate swaps was a negative $10.4 million.

At March 31, 2011 the negative fair value of these interest rate swaps was $9.1 million and was classified as other non-current liabilities in our consolidated balance sheet.  For the three months ended March 31, 2011, we recognized approximately $1.4 million in other income related to the change in fair value of these interest rate swaps.

A tabular presentation of the fair value of derivative instruments as of December 31, 2010 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives
Interest rate contracts	Other non-current liabilities	$(10,505)

A tabular presentation of the fair value of derivative instruments as of March 31, 2011 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives
Interest rate contracts	Other non-current liabilities	$(9,134)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended March 31, 2011
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$1,371	Other income/ (expense)	*($306)	Interest income/(expense)

  *    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

For the Three Months Ended March 31, 2010
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,472)	None	Other income/ (expense)	None	Interest income/(expense)

NOTE 7 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased $1.9 million to $17.3 million at March 31, 2011 compared to $15.4 million at December 31, 2010.  This increase is primarily related to our recording of equity earnings of $2.2 million as well as additional equity contributions of $1.5 million offset by our respective share of distributions of $2.5 million.

We received management service fees from the centers underlying these joint ventures of approximately $1.7 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively, and eliminated the portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 (in thousands):

Balance Sheet Data:	March 31, 2011
Current assets	$15,945
Noncurrent assets	25,409
Current liabilities	(7,455)
Noncurrent liabilities	(7,441)
Total net assets	$26,458

Book value of Radnet joint venture interests	$13,586
Cost in excess of book value of acquired joint venture interests	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	305
Total value of Radnet joint venture interests	$17,274

Total book value of other joint venture partner interests	$12,872

Income Statement Data for the three months ended March 31,	2011	2010

Net revenue	$19,004	$17,822
Net income	$3,239	$2,775

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006.  As of March 31, 2011, we have reserved for issuance under the 2006 Plan 6,500,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of March 31, 2011, 3,697,833, or approximately 58.9%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the three months ended March 31, 2011, we granted options and warrants to acquire 700,000 shares of common stock.

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

As of March 31, 2011, 2,529,566, or approximately 96.1%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the three months ended March 31, 2011, we did not grant warrants outside of our 2006 plan.

 The following summarizes all of our option and warrant transactions during the three months ended March 31, 2011:

		Weighted Average	Weighted Average
		Exercise price	Remaining	Aggregate
Outstanding Options and Warrants		Per	Contractual Life	Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Common Share	(in years)	Value

Balance, December 31, 2010	5,661,000	$3.65
Granted	700,000	3.05
Exercised	(38,750)	1.51
Canceled or expired	(43,500)	0.85
Balance, March 31, 2011	6,278,750	3.61	3.50	$3,977,675
Exercisable at March 31, 2011	3,697,833	3.77	3.16	2,252,817

		Weighted Average	Weighted Average
		Exercise price	Remaining	Aggregate
Non-Plan		Per	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Common Share	(in years)	Value

Balance, December 31, 2010	2,717,898	$2.24
Granted	-	-
Exercised	(45,000)	0.91
Canceled or expired	(40,000)	0.80
Balance, March 31, 2011	2,632,898	2.61	1.73	$3,291,597
Exercisable at March 31, 2011	2,529,566	2.56	1.73	3,278,564

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on March 31, 2011. Total intrinsic value of options and warrants exercised during the three months ended March 31, 2011 and 2010 was approximately $189,075 and $93,900, respectively.  As of March 31, 2011, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $3.8 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

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

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

March 31, 2011	2.03%	3.3 years	92.07%	-

March 31, 2010	2.62%	3.2 years	89.10%	-

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

            The weighted-average grant date fair value of stock options and warrants granted during the three months ended March 31, 2011 and 2010 was $1.86 and $1.22, respectively.

NOTE 9 – FAIR VALUE MEASUREMENTS

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

Our condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, receivables, trade accounts payable, capital leases, long-term debt and other liabilities.  We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.  Additionally, we consider the carrying amount of our capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.

At March 31, 2011, based on Level 2 inputs primarily related to comparable market prices, we determined the fair values of our senior secured term loan and our senior unsecured notes, both issued on April 6, 2010, to be $283.2 million and $203.5 million, respectively.  The carrying amount of the senior secured term loan and the senior unsecured notes at March 31, 2011 was $282.2 million and $200.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At March 31, 2011 the fair value of these swaps of a liability of $9.1 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2011, we completed our acquisition of five multi-modality imaging centers in Maryland from Diagnostic Health Corporation for an aggregate of $5.1 million in cash and the assumption of approximately $1.8 million in certain liabilities.  The facilities located in Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, x-ray and other related modalities.

On April 19, 2011, our board of directors approved an amendment to the 2006 Plan to increase the number of shares available for issuance from 6,500,000 to 11,000,000.  Such amendment has been submitted to the stockholders to vote on at the annual meeting scheduled for June 16, 2011.

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

The factors included in “Risks Relating to Our Business,” in our annual report on Form 10-K for the fiscal year ended December 31, 2010, as amended or supplemented by the information,  if any, in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.  You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.  These forward-looking statements speak only as of the date when they are made.  Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.  Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the Company’s filings with the SEC on Form 10-K, Form 10-Q and Form 8-K.

Overview

With 201 centers, as of March 31, 2011, located in six states including California, Delaware, Maryland, New Jersey, Florida, and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the three months ended March 31, 2011, we performed 891,411 diagnostic imaging procedures and generated net revenue from continuing operations of $146.2 million.

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

Accounting Standards Codification Section 810-10-15-14 stipulates that generally any entity with (a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or (b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (VIE).  We consolidate all voting interest entities in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

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

The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2010, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates.  The most significant areas involving management’s judgments and estimates are described below.

During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Valuation of Goodwill and Long-Lived Assets

Goodwill at March 31, 2011 totaled $147.8 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2010.  Based on our test, we noted no impairment related to goodwill as of October 1, 2010. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.  No indications of impairment were noted at March 31, 2011.

We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2011.

Recent Accounting Standards

There are no recently issued accounting standards that are expected to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Recent Developments and Facility Acquisitions

On January 3, 2011, we completed our acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York, for $5.5 million cash plus an earn-out of up to an additional $2.5 million. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $1.6 million of accounts receivable and other current assets, $785,000 of fixed assets, $850,000 of intangible assets related to the value of customer relationships and trade name, and $3.8 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.5 million of accrued liabilities of which approximately $790,000 related to our estimated fair value of the earn-out mentioned above.

On February 16, 2011, we acquired the diagnostic imaging practice of Stuart London, MD in Oakland, CA for $600,000.  Upon acquisition, we relocated the practice to a nearby existing Oakland center. We have made a preliminary purchase price allocation and have allocated the full purchase price of $600,000 to goodwill.

On February 18, 2011, we completed our acquisition of Team Radiology, Inc. from Team Health, Inc. for approximately $243,000.  A provider of teleradiology services, Team Radiology will complement our teleradiology operations acquired from Imaging on Call, LLC.  We have made a preliminary purchase price allocation of the acquired assets and liabilities and approximately $93,000 of other current assets, $126,000 of fixed assets and $24,000 of intangible assets related to the value of customer relationships and trade name was recorded with respect to this transaction.

On April 4, 2011, we completed our acquisition of five multi-modality imaging centers in Maryland from Diagnostic Health Corporation for an aggregate of $5.1 million in cash and the assumption of approximately $1.8 million in certain liabilities.  The facilities located in Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, x-ray and other related modalities.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If market conditions continue, they may limit our ability to timely access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition, results of operations or cash flows.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010

NET REVENUE	100.0%	100.0

OPERATING EXPENSES
Cost of operations	79.2%	79.4
Depreciation and amortization	9.5%	10.7
Provision for bad debts	5.4%	6.2
Loss on sale of equipment	0.2%	0.1
Severance costs	0.1%	0.1
Total operating expenses	94.4%	96.5

INCOME FROM OPERATIONS	5.6%	3.5

OTHER EXPENSES
Interest expense	8.8%	8.0
Other income	-1.3%	0.0
Total other expenses	7.6%	8.0

LOSS BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	-2.0%	-4.5
Provision for income taxes	-0.1%	-0.3
Equity in earnings of joint ventures	1.5%	1.5
NET LOSS	-0.6%	-3.3
Net income attributable to noncontrolling interests	0.0%	0.0
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-0.6%	-3.3

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Revenue

Net revenue for the three months ended March 31, 2011 was $146.2 million compared to $124.2 million for the three months ended March 31, 2010, an increase of $22.0 million, or 17.8%.

Net revenue, including only those centers which were in operation throughout the first quarters of both 2011 and 2010, increased $3.3 million, or 2.7%.  This 2.7% increase is primarily the result of a similar percentage increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the three months ended March 31, 2011, net revenue from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $19.1 million. For the three months ended March 31, 2010, net revenue from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $391,000.

Operating Expenses

Cost of operations for the three months ended March 31, 2011 increased approximately $17.2 million, or 17.4%, from $98.6 million for the three months ended March 31, 2010 to $115.8 million for the three months ended March 31, 2011.  The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Salaries and professional reading fees, excluding stock-based compensation	$64,658	$54,665
Stock-based compensation	1,048	819
Building and equipment rental	12,660	11,252
Medical supplies	7,576	6,762
Other operating expenses *	29,886	25,141
Cost of operations	115,828	98,639

Depreciation and amortization	13,921	13,275
Provision for bad debts	7,905	7,677
Loss on sale of equipment, net	259	104
Severance costs	145	132
Total operating expenses	$138,058	$119,827

*              Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $10.0 million, or 18.3%, to $64.7 million for the three months ended March 31, 2011 compared to $54.7 million for the three months ended March 31, 2010.

Salaries and professional reading fees, including only those centers which were in operation throughout the first quarters of both 2011 and 2010, increased $183,000, or 0.3%.  This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2010.  For the three months ended March 31, 2011, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was approximately $10.0 million.  For the three months ended March 31, 2010, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was approximately $180,000.

Stock-based compensation

Stock-based compensation increased $229,000, or 28.0%, to approximately $1.0 million for the three months ended March 31, 2011 compared to $819,000 for the three months ended March 31, 2010.  The increase is primarily due to additional options granted during the second half of 2010 and the first quarter of 2011.

Building and equipment rental

Building and equipment rental expenses increased $1.4 million, or 12.5%, to $12.7 million for the three months ended March 31, 2011 compared to $11.3 million for the three months ended March 31, 2010.

Building and equipment rental expenses, including only those centers which were in operation throughout the first quarters of both 2011 and 2010, decreased $66,000, or 0.6%.  This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2010.  For the three months ended March 31, 2011, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was approximately $1.6 million.  For the three months ended March 31, 2010, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $104,000.

Medical supplies

Medical supplies expense increased $814,000, or 12.0%, to $7.6 million for the three months ended March 31, 2011 compared to $6.8 million for the three months ended March 31, 2010.

Medical supplies expenses, including only those centers which were in operation throughout the first quarters of both 2011 and 2010, increased $232,000, or 3.4%.  This 3.4% increase is in line with the increase in our procedure volumes. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2010.  For the three months ended March 31, 2011, medical supplies expense from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $594,000.

Depreciation and amortization

Depreciation and amortization increased $646,000, or 4.9%, to $13.9 million for the three months ended March 31, 2011 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Provision for bad debts

Provision for bad debts increased $228,000, or 3.0%, to $7.9 million, or 5.4% of net revenue, for the three months ended March 31, 2011 compared to $7.7 million, or 6.2% of net revenue, for the three months ended March 31, 2010.

Interest expense

Interest expense for the three months ended March 31, 2011 increased approximately $2.9 million, or 29.6%, to $12.9 million for the three months ended March 31, 2011 compared to $10.0 million for the three months ended March 31, 2010.  Interest expense for the three months ended March 31, 2011 included $748,000of amortization of deferred loan costs as well as $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing. Interest expense for the three months ended March 31, 2010 included $670,000 of amortization of deferred loan costs.  Excluding these adjustments to interest expense for each period, interest expense increased $2.5 million.  This increase was primarily due to interest expense on the additional borrowings under the debt refinancing completed April 6, 2010.

Other income

For the three months ended March 31, 2011, we recorded approximately $1.9 million of other income including $1.4 million of fair value adjustments on our interest rate swaps as well as $500,000 of insurance proceeds related to equipment damaged in a fire at one of our imaging centers.

Income tax expense

For the three months ended March 31, 2011 and 2010, we recorded $147,000 and $334,000, respectively, for income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the three months ended March 31, 2011, we recognized equity in earnings from unconsolidated joint ventures of $2.2 million compared to $1.9 million for the three months ended March 31, 2010.  This increase is primarily due to an increase in procedure volumes at these joint venture imaging businesses.

 Adjusted EBITDA

We use both GAAP and non-GAAP metrics to measure our financial results.  We believe that, in addition to GAAP metrics, these non-GAAP metrics assist us in measuring our cash generated from operations and ability to service our debt obligations.  We believe this information is useful to investors and other interested parties because we are highly leveraged and our non-GAAP metrics removes non-cash and certain other charges that occur in the affected period and provides a basis for measuring the Company's financial condition against other quarters.

One non-GAAP measure we believe assists us is Adjusted EBITDA.  We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations and exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishments, bargain purchase gains and non-cash equity compensation.  Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taking place during the period.

Adjusted EBITDA is reconciled to its nearest comparable GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders.   Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance, and is a measure of leverage capacity and ability to service debt.  Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. As Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of GAAP net loss to Adjusted EBITDA for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended
	March 31,
	2011	2010

Net Loss Attributable to RadNet, Inc. Common Stockholders	$(876)	$(4,111)
Plus Provision for Income Taxes	147	334
Plus Other Expenses (Income)	(1,871)	-
Plus Interest Expense	12,915	9,967
Plus Severence Costs	145	132
Plus Loss on Sale of Equipment	259	104
Plus Depreciation and Amortization	13,921	13,275
Plus Non Cash Employee Stock Based Compensation	1,048	819
Adjusted EBITDA	$25,688	$20,520

Liquidity and Capital Resources

We had a working capital balance of $11.0 million and $5.8 million at March 31, 2011 and December 31, 2010, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $876,000 and $4.1 million for the three months ended March 31, 2011 and 2010, respectively.  We also had an equity deficit of $81.8 million and $82.5 million at March 31, 2011 and December 31, 2010, respectively.

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

 Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our credit agreement, will be adequate to meet our short-term and long-term liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

From time to time, we may pursue acquisitions, but the timing, size or success of any acquisition effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our current credit agreement or through new equity or debt issuances. There can be no assurance that acquisition funds will be available on terms acceptable to us, or at all.

We and our subsidiaries or affiliates may from time to time, in our or their sole discretion, continue to purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. However, we have no formal plan of doing so at this time.

Our business strategy with regard to operations focuses on the following:

•	maximizing performance at our existing facilities;

•	focusing on profitable contracting;

•	expanding MRI, CT and PET applications;

•	optimizing operating efficiencies; and

•	expanding our networks.

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585 million.  As part of the debt refinancing plan, our wholly owned subsidiary Radnet Management, Inc. issued and sold $200,000,000 in 10 3/8% senior notes due 2018 (the "senior notes"). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture, dated April 6, 2010, by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms.

In addition to the issuance of senior notes, the debt refinancing plan provided for the entry by Radnet Management entered into a new Credit and Guaranty Agreement with a syndicate of lenders (the "New Credit Agreement"), whereby Radnet Management obtained $385,000,000 in senior secured first-lien bank financing, consisting of (i) a $285,000,000, six-year term loan facility and (ii) a $100,000,000, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “New Credit Facilities”). Radnet Management’s obligations under the New Credit Agreement are unconditionally guaranteed by RadNet, Inc., all of Radnet Management’s current and future wholly owned domestic subsidiaries as well as certain affiliates, including Beverly Radiology Medical Group III and its equity holders (Beverly Radiology Medical Group, Inc., BreastLink Medical Group, Inc. and ProNet Imaging Medical Group, Inc.). These New Credit Facilities created by the New Credit Agreement are secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future wholly owned domestic subsidiaries.

In connection with the issuance of the outstanding notes and entering into the New Credit Agreement, Radnet Management used the net proceeds from the issuance of the outstanding notes and the New Credit Facilities created by the New Credit Agreement to repay in full its existing first lien term loan for $242.0 million in aggregate principal amount outstanding, which would have matured on November 15, 2012, and its second lien term loan for $170.0 million in aggregate principal amount outstanding, which would have matured on November 15, 2013.

At March 31, 2011, Radnet Management had $200 million aggregate principal amount of senior notes outstanding, $282.2 million of senior secured term loan debt outstanding and $15.9 million outstanding under the revolving credit facility.

Sources and Uses of Cash

Cash provided by operating activities was $15.2 million for the three months ended March 31, 2011 and $16.6 million for the three months ended March 31, 2010.

Cash used in investing activities was $23.2 million and $19.6 million for the three months ended March 31, 2011 and 2010, respectively.  For the three months ended March 31, 2011, we purchased property and equipment for approximately $15.6 million and acquired the assets and businesses of additional imaging facilities for approximately $6.3 million.

Cash provided by financing activities was $7.6 million for the three months ended March 31, 2011 compared to cash used in financing activities of $7.1 million for the three months ended March 31, 2010.  The cash provided by financing activities for the three months ended March 31, 2011 was primarily related to proceeds from borrowings on our line of credit offset in part by payments we made toward our term loans, capital leases and line of credit balances, as well as $1.6 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

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

Interest Rate Sensitivity.   A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because much of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is priced at a 3.75% spread to the greater of 2%   (“LIBOR Floor”) or 3 month LIBOR.  At March 31, 2011, we had $298.0 million outstanding under our credit facilities.  Because the LIBOR Floor exceeds the current spot rate of 3 month LIBOR (currently at about 31 basis points), the spot rate of 3 month LIBOR would have to increase by more than 170 basis points before we would recognize any increase in our interest expense.  The LIBOR rate would have to increase by 270 basis points for us to realize a 1% increase in our borrowing rate under our current credit facility and for us to experience an annual increase of $3.0 million in our interest expense.

ITEM 4.                     Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

ITEM 1A                   Risk Factors

In addition to the other information set forth in this report, we urge you to carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 which could materially affect our business, financial condition and results of operations.  The risks described in our annual report on Form 10-K are not the only risks facing our Company and include additional risks and uncertainties not currently known to us or that we currently deem to be immaterial as of the date of this report on Form 10-Q.

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

RADNET, INC. (Registrant)

Date: May 10, 2011	By:	/s/ Howard G. Berger, M.D.

Howard G. Berger, M.D.,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Mark D. Stolper

Mark D. Stolper
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.1*	Supplemental Indenture, dated as of January 10, 2011, among Image Medical Corporation, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein.

10.2*	Supplemental Indenture, dated as of January 10, 2011, among eRad, Inc., Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein..

10.3*	Supplemental Indenture, dated as of January 10, 2010, among East Bergen Imaging, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein.

10.4*	Supplemental Indenture, dated as of January 10, 2011, among Progressive Medical Imaging of Bloomfield, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein.

10.5*	Supplemental Indenture, dated as of January 10, 2011, among Progressive Medical Imaging of Hackensack, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein.

10.6*	Supplemental Indenture, dated as of January 10, 2011, among Progressive Medical Imaging of Union City, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein.

10.7*	Supplemental Indenture, dated as of January 10, 2011, among Progressive X-Ray of Englewood, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein.

10.8*	Supplemental Indenture, dated as of January 10, 2011, among Progressive X-Ray of Kearney, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein.

10.9*	Supplemental Indenture, dated as of January 10, 2011, among Imaging On Call, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein.

10.10*	Supplemental Indenture, dated as of January 10, 2011, among Advanced NA, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein.

10.11**
Pledge Supplement, dated as of February 23, 2011, among East Bergen Imaging, LLC, Progressive Medical Imaging of Bloomfield, LLC, Progressive Medical Imaging of Hackensack, LLC, Progressive Medical Imaging of Union City, LLC, Progressive X-Ray of Englewood, LLC, Progressive X-Ray of Kearney, LLC, Imaging On Call, LLC, Advanced NA, LLC and Advanced Radiology, LLC.

10.12**
Counterpart Agreement, dated as of February 23, 2011, among East Bergen Imaging, LLC, Progressive Medical Imaging of Bloomfield, LLC, Progressive Medical Imaging of Hackensack, LLC, Progressive Medical Imaging of Union City, LLC, Progressive X-Ray of Englewood, LLC, Progressive X-Ray of Kearney, LLC, Imaging On Call, LLC, Advanced NA, LLC, Advanced Radiology, LLC and Barclays Bank PLC.

10.13**
Allonge to Intercompany Note, dated as of February 23, 2011, among East Bergen Imaging, LLC, Progressive Medical Imaging of Bloomfield, LLC, Progressive Medical Imaging of Hackensack, LLC, Progressive Medical Imaging of Union City, LLC, Progressive X-Ray of Englewood, LLC, Progressive X-Ray of Kearney, LLC, Imaging On Call, LLC, Advanced NA, LLC and Advanced Radiology, LLC.

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

*   Incorporated by reference to the Form 8-K filed on January 11, 2011.
** Incorporated by reference to the Form 8-K filed on March 1, 2011.