Form 10-Q
period 2011-06-30
RadNet, Inc.
filed 2011-08-09
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock outstanding on August 5, 2011, was 37,426,460 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$178	$627
Accounts receivable, net	116,902	96,094
Prepaid expenses and other current assets	15,343	14,304
Total current assets	132,423	111,025
PROPERTY AND EQUIPMENT, NET	197,769	194,230
OTHER ASSETS
Goodwill	149,711	143,353
Other intangible assets	56,110	57,348
Deferred financing costs, net	14,236	15,486
Investment in joint ventures	17,935	15,444
Deposits and other	2,887	2,628
Total assets	$571,071	$539,514
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,586	$82,619
Due to affiliates	2,357	2,975
Deferred revenue	1,338	1,568
Current portion of notes payable	5,660	8,218
Current portion of deferred rent	918	745
Current portion of obligations under capital leases	7,072	9,139
Total current liabilities	111,931	105,264
LONG-TERM LIABILITIES
Deferred rent, net of current portion	11,516	10,379
Deferred taxes	277	277
Line of credit	25,700	-
Notes payable, net of current portion	478,975	481,578
Obligations under capital lease, net of current portion	3,897	5,639
Other non-current liabilities	15,842	18,850
Total liabilities	648,138	621,987
COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 37,426,460 and 37,223,475 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	4	4
Paid-in-capital	164,476	162,444
Accumulated other comprehensive loss	(1,490)	(2,137)
Accumulated deficit	(240,196)	(242,841)
Total Radnet, Inc.'s equity deficit	(77,206)	(82,530)
Noncontrolling interests	139	57
Total equity deficit	(77,067)	(82,473)
Total liabilities and equity deficit	$571,071	$539,514

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET REVENUE	$155,631	$138,951	$301,848	$263,129

OPERATING EXPENSES
Cost of operations	119,113	106,205	234,941	204,844
Depreciation and amortization	14,296	13,876	28,217	27,151
Provision for bad debts	8,748	8,468	16,653	16,145
Loss (gain) on sale and disposal of equipment	(1,856)	51	(1,597)	155
Severance costs	509	435	654	567
Total operating expenses	140,810	129,035	278,868	248,862

INCOME FROM OPERATIONS	14,821	9,916	22,980	14,267

OTHER EXPENSES
Interest expense	13,150	12,729	26,065	22,696
Loss on extinguishment of debt	-	9,871	-	9,871
Other expenses (income)	(189)	1,150	(2,060)	1,150
Total other expenses	12,961	23,750	24,005	33,717

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	1,860	(13,834)	(1,025)	(19,450)
Benefit from (provision for) income taxes	(337)	128	(484)	(206)
Equity in earnings of joint ventures	2,083	1,971	4,307	3,832

NET INCOME (LOSS)	3,606	(11,735)	2,798	(15,824)
Net income attributable to noncontrolling interests	85	21	153	43

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$3,521	$(11,756)	$2,645	$(15,867)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.09	$(0.32)	$0.07	$(0.43)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.09	$(0.32)	$0.07	$(0.43)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,357,840	36,916,905	37,308,038	36,641,953

Diluted	39,820,163	36,916,905	39,376,958	36,641,953

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

					Accumulated	Total
					Other	Radnet,		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Inc.'s	Noncontrolling	Equity
	Shares	Amount	Capital	Deficit	Loss	Equity Deficit	Interests	Deficit
BALANCE - JANUARY 1, 2011	37,223,475	$4	$162,444	$(242,841)	$(2,137)	$(82,530)	$57	$(82,473)
Issuance of common stock upon exercise of options/warrants	202,985	-	242	-	-	242	-	242
Stock-based compensation	-	-	1,790	-	-	1,790	-	1,790
Dividends paid to noncontrolling interests	-	-	-	-	-	-	(71)	(71)
Change in cumulative foreign currency translation adjustment	-	-	-	-	35	35	-	35
Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	612	612	-	612
Net income	-	-	-	2,645	-	2,645	153	2,798
Comprehensive income	-	-	-	-	-	3,292	153	3,445
BALANCE - JUNE 30, 2011	37,426,460	$4	$164,476	$(240,196)	$(1,490)	$(77,206)	$139	$(77,067)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
(Unaudited)

	Six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$2,798	$(15,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,217	27,151
Provision for bad debts	16,653	16,145
Equity in earnings of joint ventures	(4,307)	(3,832)
Distributions from joint ventures	3,926	5,758
Deferred rent amortization	1,310	1,537
Amortization of deferred financing cost	1,467	1,365
Amortization of bond discount	119	51
Loss (gain) on sale and disposal of equipment	(1,597)	155
Loss on extinguishment of debt	-	9,871
Amortization of cash flow hedge	612	-
Stock-based compensation	1,790	2,027
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(36,465)	(18,967)
Other current assets	(1,363)	(2,990)
Other assets	(227)	(386)
Deferred revenue	(230)	-
Accounts payable and accrued expenses	10,164	435
Net cash provided by operating activities	22,867	22,496
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(11,529)	(29,809)
Purchase of property and equipment	(24,915)	(20,818)
Proceeds from insurance claims on damaged equipment	2,469	-
Proceeds from sale of equipment	291	-
Purchase of equity interest in joint ventures	(1,500)	-
Net cash used in investing activities	(35,184)	(50,627)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(10,602)	(11,334)
Repayment of debt	-	(412,000)
Proceeds from borrowings	-	482,360
Deferred financing costs	(217)	(17,239)
Proceeds from, net of payments on, line of credit	25,700	-
Payments to counterparties of interest rate swaps, net of amounts received	(3,219)	(3,272)
Distributions to noncontrolling interests	(71)	(51)
Proceeds from issuance of common stock upon exercise of options/warrants	242	49
Net cash provided by financing activities	11,833	38,513
EFFECT OF EXCHANGE RATE CHANGES ON CASH	35	-
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(449)	10,382
CASH AND CASH EQUIVALENTS, beginning of period	627	10,094
CASH AND CASH EQUIVALENTS, end of period	$178	$20,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$23,229	$16,857

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $10.0 million and $11.2 million during the six months ended June 30, 2011 and 2010, respectively, that we had not paid for as of June 30, 2011 and 2010, respectively. The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At June 30, 2011, we operated a group of regional networks comprised of 206 diagnostic imaging facilities located in six states with operations primarily in California, Maryland, Florida, Delaware, New Jersey and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. The Company’s operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and owns approximately 14.5% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc. (99%), Breastlink Medical Group, Inc. (100%) and Beverly Radiology Medical Group, Inc. (99%), each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and de minimis equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the operations of BRMG. BRMG recognized $27.8 million and $25.7 million of net revenues for the six months ended June 30, 2011 and 2010, respectively, and $26.6 million and $24.5 million of operating expenses for the six months ended June 30, 2011 and 2010, respectively.  RadNet recognized $98.9 million and $89.5 million of net revenues for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying condensed consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

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

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2011 and 2010 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2010.

Significant accounting policies

As of the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

We had a working capital balance of $20.5 million and $5.8 million at June 30, 2011 and December 31, 2010, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $2.6 million for the six months ended June 30, 2011. We had a net loss attributable to RadNet, Inc.’s common stockholders of $15.9 million for the six months ended June 30, 2010.  We also had an equity deficit of $77.1 million and $82.5 million at June 30, 2011 and December 31, 2010, respectively.

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

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585 million.  As part of the debt refinancing plan, our wholly owned subsidiary Radnet Management, Inc. issued and sold $200,000,000 in 10 3/8% senior notes due 2018 (the "senior notes"). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture, dated April 6, 2010, by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms.  The exchange offer was completed on February 14, 2011.

In addition to the issuance of senior notes, Radnet Management entered into a new Credit and Guaranty Agreement with a syndicate of lenders (the "New Credit Agreement"), whereby Radnet Management obtained $385,000,000 in senior secured first-lien bank financing, consisting of (i) a $285,000,000, six-year term loan facility and (ii) a $100,000,000, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “New Credit Facilities”). Radnet Management’s obligations under the New Credit Agreement are unconditionally guaranteed by RadNet, Inc., all of Radnet Management’s current and future wholly owned domestic subsidiaries as well as certain affiliates, including Beverly Radiology Medical Group III and its equity holders (Beverly Radiology Medical Group, Inc., BreastLink Medical Group, Inc. and ProNet Imaging Medical Group, Inc.). These New Credit Facilities created by the New Credit Agreement are secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future wholly owned domestic subsidiaries.

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

At June 30, 2011, Radnet Management had $200.0 million aggregate principal amount of senior notes outstanding, $281.4 million of senior secured term loan debt outstanding and $25.7 million outstanding under the revolving credit facility.

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

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$-	$178	$-	$178
Accounts receivable, net	-	-	68,670	48,232	-	116,902
Prepaid expenses and other current assets	-	8,595	6,382	366	-	15,343
Total current assets	-	8,595	75,052	48,776	-	132,423
PROPERTY AND EQUIPMENT, NET	-	45,838	149,979	1,952	-	197,769
OTHER ASSETS
Goodwill	-	41,768	107,943	-	-	149,711
Other intangible assets	-	94	56,016	-	-	56,110
Deferred financing costs, net	-	14,236	-	-	-	14,236
Investment in subsidiaries	(77,206)	232,720	9,291	-	(164,805)	-
Investment in joint ventures	-	-	17,935	-	-	17,935
Deposits and other	-	1,550	1,337	-	-	2,887
Total assets	$(77,206)	$344,801	$417,553	$50,728	$(164,805)	$571,071
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$-	$(146,964)	$116,521	$30,443	$-	$-
Accounts payable and accrued expenses	-	43,510	41,195	9,881	-	94,586
Due to affiliates	-	-	2,357	-	-	2,357
Deferred revenue	-	-	1,338	-	-	1,338
Current portion of notes payable	-	2,978	2,682	-	-	5,660
Current portion of deferred rent	-	432	486	-	-	918
Obligations under capital leases	-	4,071	2,642	359	-	7,072
Total current liabilities	-	(95,973)	167,221	40,683	-	111,931
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	6,977	4,539	-	-	11,516
Deferred taxes	-	-	277	-	-	277
Line of credit	-	25,700	-	-	-	25,700
Notes payable, net of current portion	-	474,881	4,094	-	-	478,975
Obligations under capital leases, net of current portion	-	1,978	1,304	615	-	3,897
Other non-current liabilities	-	8,444	7,398	-	-	15,842
Total liabilities	-	422,007	184,833	41,298	-	648,138

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(77,206)	(77,206)	232,720	9,291	(164,805)	(77,206)
Noncontrolling interests	-	-	-	139	-	139
Total equity deficit	(77,206)	(77,206)	232,720	9,430	(164,805)	(77,067)
Total liabilities and equity deficit	$(77,206)	$344,801	$417,553	$50,728	$(164,805)	$571,071

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 December 31, 2010
(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$205	$-	$422	$-	$627
Accounts receivable, net	-	-	52,493	43,601	-	96,094
Prepaid expenses and other current assets	-	8,481	5,543	280	-	14,304
Total current assets	-	8,686	58,036	44,303	-	111,025
PROPERTY AND EQUIPMENT, NET	-	46,893	145,770	1,567	-	194,230
OTHER ASSETS
Goodwill	-	41,768	101,585	-	-	143,353
Other intangible assets	-	137	57,211	-	-	57,348
Deferred financing costs, net	-	15,486	-	-	-	15,486
Investment in subsidiaries	(82,530)	218,393	9,223	-	(145,086)	-
Investment in joint ventures	-	-	15,444	-	-	15,444
Deposits and other	-	1,320	1,308	-	-	2,628
Total assets	$(82,530)	$332,683	$388,577	$45,870	$(145,086)	$539,514
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$-	$(133,637)	$107,258	$26,379	$-	$-
Accounts payable and accrued expenses	-	44,450	30,997	7,172	-	82,619
Due to affiliates	-	-	1,082	1,893	-	2,975
Deferred revenue	-	-	1,568	-	-	1,568
Current portion of notes payable	-	3,082	5,136	-	-	8,218
Current portion of deferred rent	-	321	424	-	-	745
Obligations under capital leases	-	5,640	3,150	349	-	9,139
Total current liabilities	-	(80,144)	149,615	35,793	-	105,264
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	6,086	4,293	-	-	10,379
Deferred taxes	-	-	277	-	-	277
Notes payable, net of current portion	-	475,231	6,347	-	-	481,578
Obligations under capital leases, net of current portion	-	3,535	1,307	797	-	5,639
Other non-current liabilities	-	10,505	8,345	-	-	18,850
Total liabilities	-	415,213	170,184	36,590	-	621,987

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(82,530)	(82,530)	218,393	9,223	(145,086)	(82,530)
Noncontrolling interests	-	-	-	57	-	57
Total equity deficit	(82,530)	(82,530)	218,393	9,280	(145,086)	(82,473)
Total liabilities and equity deficit	$(82,530)	$332,683	$388,577	$45,870	$(145,086)	$539,514

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended  June 30, 2011
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$31,298	$107,935	$16,398	$-	$155,631

OPERATING EXPENSES
Operating expenses	-	27,166	76,877	15,070	-	119,113
Depreciation and amortization	-	3,513	10,672	111	-	14,296
Provision for bad debts	-	1,154	6,894	700	-	8,748
Loss (gain) on sale and disposal of equipment	-	(2,150)	294	-	-	(1,856)
Severance costs	-	120	389	-	-	509
Total operating expenses	-	29,803	95,126	15,881	-	140,810

INCOME FROM OPERATIONS	-	1,495	12,809	517	-	14,821

OTHER EXPENSES
Interest expense	-	7,601	5,532	17	-	13,150
Other income	-	(189)	-	-	-	(189)
Total other expenses	-	7,412	5,532	17	-	12,961

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(5,917)	7,277	500	-	1,860
Provision for income taxes	-	(18)	(315)	(4)	-	(337)
Equity in earnings (losses) of consolidated subsidiaries	3,521	9,456	411	-	(13,388)	-
Equity in earnings of joint ventures	-	-	2,083	-	-	2,083
NET INCOME	3,521	3,521	9,456	496	(13,388)	3,606
Net income attributable to noncontrolling interests	-	-	-	85	-	85
NET INCOME ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$3,521	$3,521	$9,456	$411	$(13,388)	$3,521

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended  June 30, 2010
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$30,528	$93,988	$14,435	$-	$138,951

OPERATING EXPENSES
Operating expenses	-	26,643	65,962	13,600	-	106,205
Depreciation and amortization	-	3,465	10,377	34	-	13,876
Provision for bad debts	-	1,310	6,526	632	-	8,468
Loss on sale of equipment	-	-	51	-	-	51
Severance costs	-	283	152	-	-	435
Total operating expenses	-	31,701	83,068	14,266	-	129,035

INCOME (LOSS) FROM OPERATIONS	-	(1,173)	10,920	169	-	9,916

OTHER EXPENSES
Interest expense	-	6,966	5,760	3	-	12,729
Loss on extinguishment of debt		9,871	-	-	-	9,871
Other expenses	-	1,150	-	-	-	1,150
Total other expenses	-	17,987	5,760	3	-	23,750

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(19,160)	5,160	166	-	(13,834)
Benefit from income taxes	-	-	128	-	-	128
Equity in earnings (losses) of consolidated subsidiaries	(11,756)	7,404	145		4,207	-
Equity in earnings of joint ventures	-	-	1,971	-	-	1,971
NET INCOME (LOSS)	(11,756)	(11,756)	7,404	166	4,207	(11,735)
Net income attributable to noncontrolling interests	-	-	-	21	-	21
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$(11,756)	$(11,756)	$7,404	$145	$4,207	$(11,756)

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Six Months Ended June 30, 2011
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$62,414	$207,896	$31,538	$-	$301,848

OPERATING EXPENSES
Operating expenses	-	53,894	151,989	29,058	-	234,941
Depreciation and amortization	-	7,009	20,987	221	-	28,217
Provision for bad debts	-	2,145	13,244	1,264	-	16,653
Loss (gain) on sale and disposal of equipment	-	(2,063)	466	-	-	(1,597)
Severance costs	-	189	465	-	-	654
Total operating expenses	-	61,174	187,151	30,543	-	278,868

INCOME FROM OPERATIONS	-	1,240	20,745	995	-	22,980

OTHER EXPENSES
Interest expense	-	14,920	11,110	35	-	26,065
Other income	-	(2,060)	-	-	-	(2,060)
Total other expenses	-	12,860	11,110	35	-	24,005

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(11,620)	9,635	960	-	(1,025)
Provision for income taxes	-	(31)	(447)	(6)	-	(484)
Equity in earnings (losses) of consolidated subsidiaries	2,645	14,296	801		(17,742)	-
Equity in earnings of joint ventures	-	-	4,307	-	-	4,307
NET INCOME	2,645	2,645	14,296	954	(17,742)	2,798
Net income attributable to noncontrolling interests	-	-	-	153	-	153
NET INCOME ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$2,645	$2,645	$14,296	$801	$(17,742)	$2,645

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Six Months Ended  June 30, 2010
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$59,207	$175,864	$28,058	$-	$263,129

OPERATING EXPENSES
Operating expenses	-	52,091	126,389	26,364	-	204,844
Depreciation and amortization	-	6,648	20,433	70	-	27,151
Provision for bad debts	-	2,607	12,307	1,231	-	16,145
Loss on sale of equipment	-	72	83	-	-	155
Severance costs	-	365	202	-	-	567
Total operating expenses	-	61,783	159,414	27,665	-	248,862

INCOME (LOSS) FROM OPERATIONS	-	(2,576)	16,450	393	-	14,267

OTHER EXPENSES
Interest expense	-	11,084	11,606	6	-	22,696
Loss on extinguishment of debt		9,871	-	-	-	9,871
Other expenses	-	1,150	-	-	-	1,150
Total other expenses	-	22,105	11,606	6	-	33,717

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(24,681)	4,844	387	-	(19,450)
Provision for income taxes	-	(19)	(185)	(2)	-	(206)
Equity in earnings (losses) of consolidated subsidiaries	(15,867)	8,833	342		6,692	-
Equity in earnings of joint ventures	-	-	3,832	-	-	3,832
NET INCOME (LOSS)	(15,867)	(15,867)	8,833	385	6,692	(15,824)
Net income attributable to noncontrolling interests	-	-	-	43	-	43
NET INCOME (LOSS) ATTRIBUTABLE TO
RADNET, INC.COMMON STOCKHOLDERS	$(15,867)	$(15,867)	$8,833	$342	$6,692	$(15,867)

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended  June 30, 2011
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,645	$2,645	$14,296	$954	$(17,742)	$2,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	7,009	20,987	221	-	28,217
Provision for bad debts	-	2,145	13,244	1,264	-	16,653
Equity in (earnings) loss of consolidated subsidiaries	(2,645)	(14,296)	(801)	-	17,742	-
Distributions from consolidated subsidiaries	-	-	732	-	(732)	-
Equity in earnings of joint ventures	-	-	(4,307)	-	-	(4,307)
Distributions from joint ventures	-	-	3,926	-	-	3,926
Deferred rent amortization	-	985	325	-	-	1,310
Amortization of deferred financing cost	-	1,467	-	-	-	1,467
Amortization of bond discount	-	119	-	-	-	119
Loss (gain) on sale and disposal of equipment	-	(2,063)	466	-	-	(1,597)
Amortization of cash flow hedge	-	612	-	-	-	612
Stock-based compensation	-	448	1,342	-	-	1,790
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(27,150)	(9,315)	-	(36,465)
Other current assets	-	(114)	(1,163)	(86)	-	(1,363)
Other assets	-	(230)	3	-	-	(227)
Deferred revenue	-	-	(230)	-	-	(230)
Accounts payable and accrued expenses	-	(14,574)	16,435	8,303	-	10,164
Net cash provided by (used in) operating activities	-	(15,847)	38,105	1,341	(732)	22,867
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	-	(11,529)	-	-	(11,529)
Purchase of property and equipment	-	(5,315)	(18,989)	(611)	-	(24,915)
Proceeds from insurance claims on damaged equipment	-	2,151	318	-	-	2,469
Proceeds from sale of equipment	-	-	291	-	-	291
Purchase of equity interest in joint ventures	-	-	(1,500)	-	-	(1,500)
Net cash used in investing activities	-	(3,164)	(31,409)	(611)	-	(35,184)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(3,700)	(6,731)	(171)	-	(10,602)
Deferred financing costs	-	(217)	-	-	-	(217)
Distributions to noncontrolling interests	-	-	-	(803)	732	(71)
Proceeds from, net of payments, on line of credit	-	25,700	-	-	-	25,700
Payments to counterparties of interest rate swaps, net of amounts received	-	(3,219)	-	-	-	(3,219)
Proceeds from issuance of common stock	-	242	-	-	-	242
Net cash provided by (used in) financing activities	-	18,806	(6,731)	(974)	732	11,833
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	35	-	-	35
NET DECREASE IN CASH AND CASH EQUIVALENTS	-	(205)	-	(244)	-	(449)
CASH AND CASH EQUIVALENTS, beginning of period	-	205	-	422	-	627
CASH AND CASH EQUIVALENTS, end of period	$-	$-	$-	$178	$-	$178

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2010
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,867)	$(15,867)	$8,833	$385	$6,692	$(15,824)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	6,648	20,433	70	-	27,151
Provision for bad debts	-	2,607	12,307	1,231	-	16,145
Equity in (earnings) loss of consolidated subsidiaries	15,867	(8,833)	(342)	-	(6,692)	-
Distributions from consolidated subsidiaries	-	-	394	-	(394)	-
Equity in earnings of joint ventures	-	-	(3,832)	-	-	(3,832)
Distributions from joint ventures	-	-	5,758	-	-	5,758
Deferred rent amortization	-	892	645	-	-	1,537
Amortization of deferred financing cost	-	1,365	-	-	-	1,365
Amortization of bond discount	-	51	-	-	-	51
Loss on sale and disposal of equipment	-	72	83	-	-	155
Loss on extinguishment of debt	-	9,871	-	-	-	9,871
Stock-based compensation	-	507	1,520	-	-	2,027
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(9,873)	(9,094)	-	(18,967)
Other current assets	-	(2,334)	(357)	(299)	-	(2,990)
Other assets	-	968	(1,354)	-	-	(386)
Accounts payable and accrued expenses	-	(23,735)	15,998	8,172	-	435
Net cash provided by (used in operating activities	-	(27,788)	50,213	465	(394)	22,496
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(1,260)	(28,549)	-	-	(29,809)
Purchase of property and equipment	-	(5,853)	(14,945)	(20)	-	(20,818)
Net cash used in investing activities	-	(7,113)	(43,494)	(20)	-	(50,627)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(4,615)	(6,719)	-	-	(11,334)
Repayment of debt	-	(412,000)	-	-	-	(412,000)
Proceeds from borrowings	-	482,360	-	-	-	482,360
Deferred financing costs	-	(17,239)	-	-	-	(17,239)
Distributions to noncontrolling interests	-	-	-	(445)	394	(51)
Payments to counterparties of interest rate swaps, net of amounts received	-	(3,272)	-	-	-	(3,272)
Proceeds from issuance of common stock	-	49	-	-	-	49
Net cash provided by (used in) financing activities	-	45,283	(6,719)	(445)	394	38,513
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	10,382	-	-	-	10,382
CASH AND CASH EQUIVALENTS, beginning of period	-	10,094	-	-	-	10,094
CASH AND CASH EQUIVALENTS, end of period	$-	$20,476	$-	$-	$-	$20,476

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

On April 4, 2011, we completed our acquisition of five multi-modality imaging centers in Maryland from Diagnostic Health Corporation for an aggregate of $5.2 million in cash and the assumption of approximately $1.6 million in certain liabilities.  The facilities located in Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, x-ray and other related modalities. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $25,000 of other current assets, $4.9 million of fixed assets and $1.8 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.5 million of capital lease debt and $102,000 of accrued liabilities.

 NOTE 5 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss) attributable to Radnet, Inc.'s common stockholders	$3,521	$(11,756)	$2,645	$(15,867)

BASIC INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	37,357,840	36,916,905	37,308,038	36,641,953
Basic income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.09	$(0.32)	$0.07	$(0.43)
DILUTED LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	37,357,840	36,916,905	37,308,038	36,641,953
Add additional shares issuable upon exercise of stock options and warrants	2,462,323	-	2,068,920	-
Weighted average number of common shares used in calculating diluted income (loss) per share	39,820,163	36,916,905	39,376,958	36,641,953
Diluted income (loss) per share attributable to RadnNet, Inc.'s common stockholders	$0.09	$(0.32)	$0.07	$(0.43)

For the three and six months ended June 30, 2010, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.

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

At inception, we designated our interest rate swaps as cash flow hedges of floating-rate borrowings.  In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive loss in the consolidated statement of equity deficit. The remaining gain or loss, if any, is recognized currently in earnings. Unrealized gain or loss on the change in fair value of interest rate swaps that do not qualify as hedges are recognized in earnings.

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

The related Accumulated Other Comprehensive Loss (AOCL) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010, the date of our refinancing, is being amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges.  From April 6, 2010 to June 30, 2011, approximately $1.5 million of AOCL was amortized to interest expense bringing the remaining balance of AOCL to $1.6 million at June 30, 2011.  As of April 6, 2010, the fair value of the interest rate swaps was a negative $10.4 million.

At June 30, 2011 the negative fair value of these interest rate swaps was $8.4 million and was classified as other non-current liabilities in our condensed consolidated balance sheet.  For the six months ended June 30, 2011, we recognized approximately $2.1 million in other income related to the change in fair value of these interest rate swaps.

A tabular presentation of the fair value of derivative instruments as of December 31, 2010 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other non-current liabilities	$(10,505)

A tabular presentation of the fair value of derivative instruments as of June 30, 2011 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other non-current liabilities	$(8,445)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended June 30, 2011
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$690	Other income/ (expense)	* ($306)	Interest income/(expense)

For the Three Months Ended June 30, 2010
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	($1,150)	Other income/ (expense)	* ($306)	Interest income/(expense)

For the Six Months Ended June 30, 2011
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$2,060	Other income/ (expense)	* ($612)	Interest income/(expense)

For the Six Months Ended June 30, 2010
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,472)	($1,150)	Other income/ (expense)	* ($306)	Interest income/(expense)

  *    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

NOTE 7 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 22% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased $2.5 million to $17.9 million at June 30, 2011 compared to $15.4 million at December 31, 2010.  This increase is primarily related to our recording of equity earnings of $4.3 million as well as additional equity contributions of $1.5 million offset by distributions received during the six months ended June 30, 2011 of $3.9 million, of which $610,000 relates to a declared dividend distribution recorded as other receivables as of December 31, 2010.

We received management service fees from the centers underlying these joint ventures of approximately $1.7 million and $1.8 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $3.4 million and $3.4 million for the six months ended June 30, 2011 and 2010 and eliminated the portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 (in thousands):

Balance Sheet Data:	June 30, 2011
Current assets	$16,129
Noncurrent assets	25,740
Current liabilities	(7,013)
Noncurrent liabilities	(6,766)
Total net assets	$28,090

Book value of Radnet joint venture interests	$14,275
Cost in excess of book value of acquired joint venture interests	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	277
Total value of Radnet joint venture interests	$17,935

Total book value of other joint venture partner interests	$13,815

Income Statement Data for the six months ended June 30,	2011	2010

Net revenue	$38,038	$36,640
Net income	$6,524	$5,815

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006.  As of June 30, 2011, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of June 30, 2011, 4,449,917, or approximately 71.0%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the six months ended June 30, 2011, we granted options and warrants to acquire 700,000 shares of common stock.

We have issued warrants outside the 2006 Plan under various types of arrangements to employees, and in exchange for outside services.  All warrants issued to employees or consultants after our February 2007 listing on the NASDAQ Global Market have been characterized as awards under the 2006 Plan.  All warrants outside the 2006 Plan have been issued with an exercise price equal to the fair value of the underlying common stock on the date of grant. The warrants expire from five to seven years from the date of grant.  Vesting terms are determined by the board of directors or the compensation committee of the board of directors at the date of grant.

As of June 30, 2011, 2,316,232, or approximately 92.5%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the six months ended June 30, 2011, we did not grant warrants outside of our 2006 Plan.

 The following summarizes all of our option and warrant transactions during the six months ended June 30, 2011:

Outstanding Options and Warrants Under the 2006 Plan and 2000 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2010	5,661,000	$3.65
Granted	700,000	3.05
Exercised	(51,250)	1.38
Canceled or expired	(43,500)	0.85
Balance, June 30, 2011	6,266,250	3.62	$3.25	$8,670,150
Exercisable at June 30, 2011	4,449,917	3.69	$2.94	5,971,483

Non-Plan Outstanding Warrants	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2010	2,717,898	$2.24
Granted	-	-
Exercised	(215,000)	2.24
Canceled or expired	-	-
Balance, June 30, 2011	2,502,898	2.58	$1.53	$4,822,905
Exercisable at June 30, 2011	2,316,232	2.43	$1.58	4,780,373

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on June 30, 2011. Total intrinsic value of options and warrants exercised during the six months ended June 30, 2011 and 2010 was approximately $605,650 and $923,000, respectively.  As of June 30, 2011, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $3.0 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

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

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

June 30, 2011	2.03%	3.3 years	92.07%	-
June 30, 2010	2.26%	3.2 years	89.92%	-

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

The weighted-average grant date fair value of stock options and warrants granted during the six months ended June 30, 2011 and 2010 was $1.86 and $1.51, respectively.

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

At June 30, 2011, based on Level 2 inputs primarily related to comparable market prices, we determined the fair values of our senior secured term loan and our senior unsecured notes, both issued on April 6, 2010, to be $280.7 million and $199.5 million, respectively.  The carrying amount of the senior secured term loan and the senior unsecured notes at June 30, 2011 was $281.4 million and $200.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At June 30, 2011 the fair value of these swaps of a liability of $8.4 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

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
•      the success, timing and impact of potential acquisitions and divestitures of businesses, including our ability to properly integrate newly acquired centers with our current operations;
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

The factors included in “Risks Relating to Our Business,” in our annual report on Form 10-K for the fiscal year ended December 31, 2010 or supplemented by the information,  if any, in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.  You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.  These forward-looking statements speak only as of the date when they are made.  Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.  Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the Company’s filings with the SEC on Form 10-K, Form 10-Q and Form 8-K.

Overview

With 206 centers, as of June 30, 2011, located in six states including California, Delaware, Maryland, New Jersey, Florida, and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the six months ended June 30, 2011, we performed 1,811,466 diagnostic imaging procedures and generated net revenue from continuing operations of $301.8 million.

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

Valuation of Goodwill and Long-Lived Assets

Goodwill at June 30, 2011 totaled $149.7 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2010.  Based on our test, we noted no impairment related to goodwill as of October 1, 2010. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.  No indications of impairment were noted at June 30, 2011.

We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of June 30, 2011.

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

On April 4, 2011, we completed our acquisition of five multi-modality imaging centers in Maryland from Diagnostic Health Corporation for an aggregate of $5.2 million in cash and the assumption of approximately $1.6 million in certain liabilities.  The facilities located in Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, x-ray and other related modalities. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $25,000 of other current assets, $4.9 million of fixed assets and $1.8 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.5 million of capital lease debt and $102,000 of accrued liabilities.

Industry Trends

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

A number of other legislative changes impact our retail business. For example, beginning on January 1, 2007, the Deficit Reduction Act of 2005 (DRA) imposed caps on Medicare payment rates for certain imaging services furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. The limitation is applicable to the technical components of the diagnostic imaging services only, which is the payment we receive for the services for which we bill directly under the Medicare Physician Fee Schedule. CMS issues on an annual basis the hospital outpatient prospective payment rates, which are used to develop the caps. If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate.

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, to include a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. CMS did not implement the additional 25% reduction scheduled for 2007, but for services furnished on or after July 1, 2010, the Patient Protection and Affordable Care Act of 2010 (PPACA) requires the full 50% reduction to be implemented.

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change applied to MRI and CT scans. However, for certain diagnostic services performed on or after January 1, 2011, the Health Care and Education Reconciliation Act of 2010 reduces the assumed usage rate for such equipment from CMS’s current rate of 90% to a rate of 75%, resulting in an increase in payment rates for such services.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET REVENUE	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of operations	76.5%	76.4%	77.8%	77.8%
Depreciation and amortization	9.2%	10.0%	9.3%	10.3%
Provision for bad debts	5.6%	6.1%	5.5%	6.1%
Loss (gain) on sale and disposal of equipment	-1.2%	0.0%	-0.5%	0.1%
Severance costs	0.3%	0.3%	0.2%	0.2%
Total operating expenses	90.5%	92.9%	92.4%	94.6%

INCOME FROM OPERATIONS	9.5%	7.1%	7.6%	5.4%

OTHER EXPENSES
Interest expense	8.4%	9.2%	8.6%	8.6%
Loss on extinguishment of debt	0.0%	7.1%	0.0%	3.8%
Other expenses (income)	-0.1%	0.8%	-0.7%	0.4%
Total other expenses	8.3%	17.1%	8.0%	12.8%

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	1.2%	-10.0%	-0.3%	-7.4%
Benefit from (provision for) income taxes	-0.2%	0.1%	-0.2%	-0.1%
Equity in earnings of joint ventures	1.3%	1.3%	1.4%	1.5%
NET INCOME (LOSS)	2.3%	-8.6%	0.9%	-6.0%
Net income attributable to noncontrolling interests	0.1%	0.0%	0.1%	0.0%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	2.3%	-8.6%	0.9%	-6.0%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Revenue

Net revenue for the three months ended June 30, 2011 was $155.6 million compared to $139.0 million for the three months ended June 30, 2010, an increase of $16.7 million, or 12.0%.

Net revenue, including only those centers which were in operation throughout the second quarters of both 2011 and 2010, increased $3.7 million, or 2.7%.  This 2.7% increase is primarily the result of a similar percentage increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2010.  For the three months ended June 30, 2011, net revenue from centers that were acquired or divested subsequent to April 1, 2010 and excluded from the above comparison was $15.2 million.  For the three months ended June 30, 2010, net revenue from centers that were acquired or divested subsequent to April 1, 2010 and excluded from the above comparison was $2.2 million.

Operating Expenses

Cost of operations for the three months ended June 30, 2011 increased approximately $12.9 million, or 12.2%, from $106.2 million for the three months ended June 30, 2010 to $119.1 million for the three months ended June 30, 2011.  The following table sets forth our operating expenses for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,
	2011	2010

Salaries and professional reading fees, excluding stock-based compensation	$66,949	$58,429
Stock-based compensation	742	1,208
Building and equipment rental	13,177	11,996
Medical supplies	8,741	8,107
Other operating expenses *	29,504	26,465
Cost of operations	119,113	106,205

Depreciation and amortization	14,296	13,876
Provision for bad debts	8,748	8,468
Loss (gain) on sale and disposal of equipment, net	(1,856)	51
Severance costs	509	435
Total operating expenses	$140,810	$129,035

*           Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees, excluding stock-based compensation and severance, increased $8.5 million, or 14.6%, to $66.9 million for the three months ended June 30, 2011 compared to $58.4 million for the three months ended June 30, 2010.

Salaries and professional reading fees, including only those centers which were in operation throughout the second quarters of both 2011 and 2010, increased $2.9 million, or 5.0%.  This 5.0% increase is primarily due to expansion of our existing Breastlink centers.  This comparison excludes contributions from centers that were acquired or divested subsequent to April 1, 2010.  For the three months ended June 30, 2011, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2010 and excluded from the above comparison was $6.5 million.  For the three months ended June 30, 2010, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2010 and excluded from the above comparison was $878,000.

Stock-based compensation

Stock-based compensation decreased $466,000, or 38.6%, to $742,000 for the three months ended June 30, 2011 compared to $1.2 million for the three months ended June 30, 2010.  The decrease is primarily due to a larger number of options granted during the first half of 2010 that  vested on date of grant compared to the same period of 2011.

Building and equipment rental

Building and equipment rental expenses increased $1.2 million, or 9.8%, to $13.2 million for the three months ended June 30, 2011 compared to $12.0 million for the three months ended June 30, 2010.

Building and equipment rental expenses, including only those centers which were in operation throughout the second quarters of both 2011 and 2010, increased $84,000, or 0.72%.  This comparison excludes contributions from centers that were acquired or divested subsequent to April 1, 2010.  For the three months ended June 30, 2011, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2010 and excluded from the above comparison was $1.5 million.  For the three months ended June 30, 2010, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2010 and excluded from the above comparison was $370,000.

Medical supplies

Medical supplies expense increased $634,000, or 7.8%, to $8.7 million for the three months ended June 30, 2011 compared to $8.1 million for the three months ended June 30, 2010.

Medical supplies expense, including only those centers which were in operation throughout the second quarters of both 2011 and 2010, increased $319,000, or 4.0%.  This 4.0% increase is in line with the increase in our procedure volumes. This comparison excludes contributions from centers that were acquired or divested subsequent to April 1, 2010.  For the three months ended June 30, 2011, medical supplies expense from centers that were acquired or divested subsequent to April 1, 2010 and excluded from the above comparison was $423,000.  For the three months ended June 30, 2010, medical supplies expense from centers that were acquired or divested subsequent to April 1, 2010 and excluded from the above comparison was $108,000.

Depreciation and amortization

Depreciation and amortization increased $420,000, or 3.0%, to $14.3 million for the three months ended June 30, 2011 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Provision for bad debts

Provision for bad debts increased $280,000, or 3.3%, to $8.7 million, or 5.6% of net revenue, for the three months ended June 30, 2011 compared to $8.5 million, or 6.1% of net revenue, for the three months ended June 30, 2010.

Loss (gain) on sale and disposal of equipment

We recorded a net gain on disposal of equipment of approximately $1.9 million for the three months ended June 30, 2011 primarily related to the difference between the net book value of certain equipment damaged in a fire at one of our imaging facilities and insurance proceeds we received from claims filed on this damaged equipment.

Interest expense

Interest expense  increased approximately $421,000, or 3.3%, to $13.1 million for the three months ended June 30, 2011 compared to $12.7 million for the three months ended June 30, 2010.  Interest expense for the three months ended June 30, 2011 included $719,000 of amortization of deferred loan costs as well as $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  Interest expense for the three months ended June 30, 2010 included $695,000 of amortization of deferred loan costs as well as $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing.

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

Other expenses (income)

For the three months ended June 30, 2011 we recorded approximately $189,000 of other income related to fair value adjustments on our interest rate swaps.  For the three months ended June 30, 2010, we recorded approximately $1.2 million of other expenses related to fair value adjustments on our interest rate swaps.

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2011, we recognized equity in earnings from unconsolidated joint ventures of $2.1 million compared to $2.0 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Revenue

Net revenue for the six months ended June 30, 2011 was $301.8 million compared to $263.1 million for the six months ended June 30, 2010, an increase of $38.7 million, or 14.7%.

Net revenue, including only those centers which were in operation throughout the first half of both 2011 and 2010, increased $6.4 million, or 2.5%.  This 2.5% increase is primarily the result of a similar percentage increase in procedure volumes.   This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the six months ended June 30, 2011, net revenue from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $41.4 million.  For the six months ended June 30, 2010, net revenue from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $9.1 million.

Operating Expenses

Cost of operations for the six months ended June 30, 2011 increased approximately $30.1 million, or 14.7%, from $204.8 million for the six months ended June 30, 2010 to $234.9 million for the six months ended June 30, 2011.  The following table sets forth our operating expenses for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010

Salaries and professional reading fees, excluding stock-based compensation	$131,607	$113,249
Stock-based compensation	1,790	2,027
Building and equipment rental	25,837	23,248
Medical supplies	16,317	14,870
Other operating expenses *	59,390	51,446
Cost of operations	234,941	204,840

Depreciation and amortization	28,217	27,151
Provision for bad debts	16,653	16,145
Loss (gain) on sale and disposal of equipment, net	(1,597)	155
Severance costs	654	567
Total operating expenses	$278,868	$248,858

*           Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $18.4 million, or 16.2%, to $131.6 million for the six months ended June 30, 2011 compared to $113.2 million for the six months ended June 30, 2010.

Salaries and professional reading fees, including only those centers which were in operation throughout the first half of both 2011 and 2010, increased $3.0 million, or 2.8%.  This 2.8% increase is primarily due to expansion of our existing Breastlink centers.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the six months ended June 30, 2011, salaries and professional reading fees from centers that were acquired of divested subsequent to January 1, 2010 and excluded from the above comparison was $19.8 million.  For the six months ended June 30, 2010, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $4.4 million.

Stock-based compensation

Stock-based compensation decreased $237,000, or 11.7%, to $1.8 million for the six months ended June 30, 2011 compared to $2.0 million for the six months ended June 30, 2010.  The decrease is primarily due to a larger number of options granted during the first half of 2010 that vested on the date of grant compared to the same period of 2011.

Building and equipment rental

Building and equipment rental expenses increased $2.6 million, or 11.1%, to $25.8 million for the six months ended June 30, 2011 compared to $23.2 million for the six months ended June 30, 2010.

Building and equipment rental expenses, including only those centers which were in operation throughout the first half of both 2011 and 2010, decreased $26,000, or 0.12%.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the six months ended June 30, 2011, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $3.6 million.  For the six months ended June 30, 2010, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $1.0 million.

Medical supplies

Medical supplies expense increased $1.4 million, or 9.7%, to $16.3 million for the six months ended June 30, 2011 compared to $14.9 million for the six months ended June 30, 2010.

Medical supplies expenses, including only those centers which were in operation throughout the first half of both 2011 and 2010, increased $407,000, or 2.8%.  This 2.8% increase is in line with the increase in our procedure volumes.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the six months ended June 30, 2011, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $1.4 million.  For the six months ended June 30, 2010, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $355,000.

Depreciation and amortization

Depreciation and amortization increased $1.1 million, or 3.9%, to $28.2 million for the six months ended June 30, 2011 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Provision for bad debts

Provision for bad debts increased $508,000, or 3.2%, to $16.7 million, or 5.5% of net revenue, for the six months ended June 30, 2011 compared to $16.2 million, or 6.1% of net revenue, for the six months ended June 30, 2010.

Interest expense

Interest expense increased approximately $3.4 million, or 14.8%, to $26.1 million for the six months ended June 30, 2011 compared to $22.7 million for the six months ended June 30, 2010.  Interest expense for the six months ended June 30, 2011 included $1.5 million of amortization of deferred loan costs as well as $612,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  Interest expense for the six months ended June 30, 2010 included $1.4 million of amortization of deferred loan costs as well as $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing.  Excluding these adjustments to interest expense for each period, interest expense increased $3.0 million.  This increase was primarily due to interest expense on the additional borrowings under the debt refinancing completed April 6, 2010.

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

Other expenses (income)

For the six months ended June 30, 2011 we recorded approximately $2.1 million of other income related to fair value adjustments on our interest rate swaps.  For the six months ended June 30, 2010, we recorded approximately $1.2 million of other expenses related to fair value adjustments on our interest rate swaps.

Income tax expense

For the six months ended June 30, 2011 and 2010, we recorded $484,000 and $206,000, respectively, for income tax expense primarily related to taxable income generated in the states of Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2011, we recognized equity in earnings from unconsolidated joint ventures of $4.3 million compared to $3.8 million for the six months ended June 30, 2010.

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

The following is a reconciliation of GAAP net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Income (Loss) Attributable to RadNet, Inc. Common Stockholders	$3,521	$(11,756)	$2,645	$(15,867)
Plus Provision (Benefit) for Income Taxes	337	(128)	484	206
Plus Other Expenses (Income)	(189)	1,150	(2,060)	1,150
Plus Interest Expense	13,150	12,729	26,065	22,696
Plus Severence Costs	509	435	654	567
Plus Loss (Gain) on Sale and Disposal of Equipment	(1,856)	51	(1,597)	155
Plus Loss on Extinguishment of Debt	-	9,871	-	9,871
Plus Depreciation and Amortization	14,296	13,876	28,217	27,151
Plus Non Cash Employee Stock Based Compensation	742	1,208	1,790	2,027
Adjusted EBITDA	$30,510	$27,436	$56,198	$47,956

Liquidity and Capital Resources

We had a working capital balance of $20.5 million and $5.8 million at June 30, 2011 and December 31, 2010, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $2.6 million for the six months ended June 30, 2011. We had a net loss attributable to RadNet, Inc.’s common stockholders of $15.9 million for the six months ended June 30, 2010.  We also had an equity deficit of $77.1 million and $82.5 million at June 30, 2011 and December 31, 2010, respectively.

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

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585 million.  As part of the debt refinancing plan, our wholly owned subsidiary Radnet Management, Inc. issued and sold $200,000,000 in 10 3/8% senior notes due 2018 (the "senior notes"). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture, dated April 6, 2010, by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms.  The exchange offer was completed on February 14, 2011.

In addition to the issuance of senior notes, Radnet Management entered into a new Credit and Guaranty Agreement with a syndicate of lenders (the "New Credit Agreement"), whereby Radnet Management obtained $385,000,000 in senior secured first-lien bank financing, consisting of (i) a $285,000,000, six-year term loan facility and (ii) a $100,000,000, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “New Credit Facilities”). Radnet Management’s obligations under the New Credit Agreement are unconditionally guaranteed by RadNet, Inc., all of Radnet Management’s current and future wholly owned domestic subsidiaries as well as certain affiliates, including Beverly Radiology Medical Group III and its equity holders (Beverly Radiology Medical Group, Inc., BreastLink Medical Group, Inc. and ProNet Imaging Medical Group, Inc.). These New Credit Facilities created by the New Credit Agreement are secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future wholly owned domestic subsidiaries.

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

At June 30, 2011, Radnet Management had $200.0 million aggregate principal amount of senior notes outstanding, $281.4 million of senior secured term loan debt outstanding and $25.7 million outstanding under the revolving credit facility.  For a detailed discussion of the relevant terms and restrictive covenants of the senior notes and the New Credit Facilities, see “Liquidity and Capital Resources” section of our annual report filed on Form 10-K for the year ended December 31, 2010.  As of June 30, 2011, we were in compliance with all covenants under the notes and the New Credit Facilities.

Sources and Uses of Cash

Cash provided by operating activities was $22.9 million for the six months ended June 30, 2011 and $22.5 million for the six months ended June 30, 2010.

Cash used in investing activities was $35.2 million and $50.6 million for the six months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011, we purchased property and equipment for approximately $24.9 million and acquired the assets and businesses of additional imaging facilities for approximately $11.5 million.  Also, for the six months ended June 30, 2011, we received insurance proceeds of approximately $2.5 million for equipment damaged in a fire at one of our imaging centers.

Cash provided by financing activities was $11.8 million and $38.5 million for the six months ended June 30, 2011 and 2010, respectively. The cash provided by financing activities for the six months ended June 30, 2011 was primarily related to proceeds from borrowings on our line of credit offset in part by payments we made toward our term loans, capital leases and line of credit balances, as well as $3.2 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

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

Interest Rate Sensitivity.   A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because much of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is priced at a 3.75% spread to the greater of 2%   (“LIBOR Floor”) or 3 month LIBOR.  At June 30, 2011, we had $307.1 million outstanding under our credit facilities.  Because the LIBOR Floor exceeds the current spot rate of 3 month LIBOR (currently at about 25 basis points), the spot rate of 3 month LIBOR would have to increase by more than 175 basis points before we would recognize any increase in our interest expense.  The LIBOR rate would have to increase by 275 basis points for us to realize a 1% increase in our borrowing rate under our current credit facility and for us to experience an annual increase of $3.1 million in our interest expense.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

RADNET, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*
2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to Exhibit A to the Registrant's Proxy Statement on Schedule 14A for the 2011 Annual Meeting of Stockholders filed on April 29, 2011, SEC File No. 001-33307).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF **	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.