Form 10-Q
period 2011-09-30
RadNet, Inc.
filed 2011-11-09
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

310) 478-7808
Registrant’s telephone number, including area code)

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
The number of shares of the registrant’s common stock outstanding on November 3, 2011, was 37,426,460 shares.

Table of Contents

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$254	$627
Accounts receivable, net	122,036	96,094
Prepaid expenses and other current assets	16,303	14,304
Total current assets	138,593	111,025
PROPERTY AND EQUIPMENT, NET	191,431	194,230
OTHER ASSETS
Goodwill	153,895	143,353
Other intangible assets	54,389	57,348
Deferred financing costs, net	13,517	15,486
Investment in joint ventures	17,275	15,444
Deposits and other	3,134	2,628
Total assets	$572,234	$539,514
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$93,840	$82,619
Due to affiliates	1,525	2,975
Deferred revenue	1,191	1,568
Current portion of notes payable	5,339	8,218
Current portion of deferred rent	974	745
Current portion of obligations under capital leases	6,556	9,139
Total current liabilities	109,425	105,264
LONG-TERM LIABILITIES
Deferred rent, net of current portion	12,069	10,379
Deferred taxes	277	277
Line of credit	31,300	-
Notes payable, net of current portion	477,877	481,578
Obligations under capital lease, net of current portion	2,871	5,639
Other non-current liabilities	14,599	18,850
Total liabilities	648,418	621,987

COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 37,426,460 and 37,223,475 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	4	4
Paid-in-capital	165,185	162,444
Accumulated other comprehensive loss	(1,324)	(2,137)
Accumulated deficit	(240,157)	(242,841)
Total Radnet, Inc.'s equity deficit	(76,292)	(82,530)
Noncontrolling interests	108	57
Total equity deficit	(76,184)	(82,473)
Total liabilities and equity deficit	$572,234	$539,514

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET REVENUE	$150,845	$140,093	$452,693	$403,222

OPERATING EXPENSES
Cost of operations	117,747	106,634	352,688	311,478
Depreciation and amortization	14,309	13,002	42,526	40,153
Provision for bad debts	8,608	8,458	25,261	24,603
Loss (gain) on sale and disposal of equipment	(331)	451	(1,928)	606
Severance costs	316	164	970	731
Total operating expenses	140,649	128,709	419,517	377,571

INCOME FROM OPERATIONS	10,196	11,384	33,176	25,651

OTHER EXPENSES
Interest expense	13,242	12,781	39,307	35,477
Loss on extinguishment of debt	-	-	-	9,871
Other expenses (income)	(1,506)	821	(3,566)	1,971
Total other expenses	11,736	13,602	35,741	47,319

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	(1,540)	(2,218)	(2,565)	(21,668)
Provision for income taxes	(234)	(317)	(718)	(523)
Equity in earnings of joint ventures	1,822	2,282	6,129	6,114
NET INCOME (LOSS)	48	(253)	2,846	(16,077)
Net income attributable to noncontrolling interests	9	32	162	75
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$39	$(285)	$2,684	$(16,152)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.00	$(0.01)	$0.07	$(0.44)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.00	$(0.01)	$0.07	$(0.44)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,426,460	36,979,725	37,347,946	36,755,781

Diluted	38,469,973	36,979,725	39,078,998	36,755,781

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	Loss	Deficit	Interests	Deficit

BALANCE - JANUARY 1, 2011	37,223,475	$4	$162,444	$(242,841)	$(2,137)	$(82,530)	$57	$(82,473)

Issuance of common stock upon exercise of options/warrants	202,985	-	242	-	-	242	-	242

Stock-based compensation	-	-	2,499	-	-	2,499	-	2,499

Distributions paid to noncontrolling interests	-	-	-	-	-	-	(111)	(111)

Change in cumulative foreign currency translation adjustment	-	-	-	-	(105)	(105)	-	(105)

Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	918	918	-	918

Net income	-	-	-	2,684	-	2,684	162	2,846

Comprehensive income	-	-	-	-	-	3,497	162	3,659

BALANCE - SEPTEMBER 30, 2011	37,426,460	$4	$165,185	$(240,157)	$(1,324)	$(76,292)	$108	$(76,184)

Comprehensive income for the three months ended September 30, 2011 and 2010 was $205,000 and $20,000, respectively.  Comprehensive loss for the nine months ended September 30, 2010 was $17.0 million.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
(Unaudited)

	Nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$2,846	$(16,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,526	40,153
Provision for bad debts	25,261	24,603
Equity in earnings of joint ventures	(6,129)	(6,114)
Distributions from joint ventures	6,408	8,339
Deferred rent amortization	1,919	1,875
Amortization of deferred financing costs	2,186	2,074
Amortization of bond discount	180	107
Loss (gain) on sale and disposal of equipment	(1,928)	606
Loss on extinguishment of debt	-	9,871
Amortization of cash flow hedge	918	611
Stock-based compensation	2,499	2,820
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(49,865)	(27,678)
Other current assets	(2,312)	(5,675)
Other assets	(464)	(48)
Deferred revenue	(377)	-
Accounts payable and accrued expenses	10,384	14,687
Net cash provided by operating activities	34,052	50,154
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(13,686)	(34,580)
Purchase of property and equipment	(34,283)	(33,135)
Proceeds from insurance claims on damaged equipment	2,740	-
Proceeds from sale of equipment	310	94
Purchase of equity interest in joint ventures	(1,500)	-
Net cash used in investing activities	(46,419)	(67,621)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(14,397)	(16,295)
Repayment of debt	-	(412,000)
Proceeds from borrowings	-	482,360
Deferred financing costs	(217)	(17,407)
Proceeds from, net of payments on, line of credit	31,300	-
Payments to counterparties of interest rate swaps, net of amounts received	(4,874)	(4,783)
Distributions to noncontrolling interests	(111)	(84)
Proceeds from issuance of common stock upon exercise of options/warrants	242	49
Net cash provided by financing activities	11,943	31,840
EFFECT OF EXCHANGE RATE CHANGES ON CASH	51	(5)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(373)	14,368
CASH AND CASH EQUIVALENTS, beginning of period	627	10,094
CASH AND CASH EQUIVALENTS, end of period	$254	$24,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$30,847	$23,579

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $9.1 million and $9.9 million during the nine months ended September 30, 2011 and 2010, respectively, that we had not paid for as of September 30, 2011 and 2010, respectively. The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

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

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At September 30, 2011, we operated a group of regional networks comprised of 212 diagnostic imaging facilities located in six states with operations primarily in California, Maryland, Florida, Delaware, New Jersey and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. The Company’s operations comprise a single segment for financial reporting purposes.

The unaudited condensed consolidated financial statements include the accounts of Radnet Management, Inc. (“Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”).  The unaudited condensed consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. ( “ DIS ” ), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

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

BRMG recognized $12.8 million and $40.6 million of net revenues for the three and nine months ended September 30, 2011, respectively, and $14.0 million and $40.6 million of operating expenses for the three and nine months ended September 30, 2011, respectively.  BRMG recognized $12.9 million and $38.6 million of net revenues for the three and nine months ended September 30, 2010, respectively, and $14.1 million and $38.6 million of operating expenses for the three and nine months ended September 30, 2010, respectively.

RadNet recognized $48.9 million and $147.8 million of net revenues for the three and nine months ended September 30, 2011, respectively, and $48.4 million and $137.9 million of net revenues for the three and nine months ended September 30, 2010, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying condensed consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

The creditors of BRMG do not have recourse to our general credit and we do not believe other arrangements would expose us to material losses.  However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.  BRMG is a guarantor on certain of RadNet’s debt as described below under Liquidity and Capital Resources.

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

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2011 and 2010 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2010.

Significant accounting policies

As of the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2010.

Liquidity and Capital Resources

We had a working capital balance of $29.2 million and $5.8 million at September 30, 2011 and December 31, 2010, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $2.7 million for the nine months ended September 30, 2011. We had a net loss attributable to RadNet, Inc.’s common stockholders of $16.2 million for the nine months ended September 30, 2010.  We also had an equity deficit of $76.2 million and $82.5 million at September 30, 2011 and December 31, 2010, respectively.

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

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585.0 million.  As part of the debt refinancing plan, our wholly owned subsidiary Radnet Management, Inc. issued and sold $200.0 million in 10 3/8% senior notes due 2018 (the "senior notes"). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture, dated April 6, 2010, by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms.  The exchange offer was completed on February 14, 2011.

In addition to the issuance of senior notes, Radnet Management entered into a new Credit and Guaranty Agreement with a syndicate of lenders (the "New Credit Agreement"), whereby Radnet Management obtained $385.0 million in senior secured first-lien bank financing, consisting of (i) a $285.0 million, six-year term loan facility and (ii) a $100.0 million, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “New Credit Facilities”). Radnet Management’s obligations under the New Credit Agreement are unconditionally guaranteed by RadNet, Inc., all of Radnet Management’s current and future wholly owned domestic subsidiaries as well as certain affiliates, including Beverly Radiology Medical Group III and its equity holders (Beverly Radiology Medical Group, Inc., BreastLink Medical Group, Inc. and ProNet Imaging Medical Group, Inc.). These New Credit Facilities created by the New Credit Agreement are secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future wholly owned domestic subsidiaries.

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

At September 30, 2011, Radnet Management had $200.0 million aggregate principal amount of publicly registered senior notes outstanding, $280.7 million of senior secured term loan debt outstanding and $31.3 million outstanding under the revolving credit facility.

NOTE 2 — SUPPLEMENTAL GUARANTOR INFORMATION

The following tables present unaudited interim condensed consolidating financial information for: (a) RadNet, Inc. (the “Parent”) on a stand-alone basis as a guarantor of the publicly registered senior notes due 2018 ; (b) Radnet Management, Inc., the subsidiary issuer (the “Subsidiary Issuer”) of the publicly registered senior notes due 2018; (c) on a combined basis, the guarantor subsidiaries (the “Guarantor Subsidiaries”) of the publicly registered senior notes due 2018, which include all other 100% owned subsidiaries of the Subsidiary Issuer; (d) on a combined basis, the non-guarantor subsidiaries, which include joint venture partnerships of which the Subsidiary Issuer holds investments of 50% or greater, as well as BRMG, which we consolidate as a variable interest entity. Separate financial statements of the Subsidiary Issuer or the Guarantor Subsidiaries are not presented because the guarantee by the Parent and each Guarantor Subsidiary is full and unconditional, joint and several. In lieu thereof, the Parent includes the following:

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$22	$232	$-	$254
Accounts receivable, net	-	-	72,492	49,544	-	122,036
Prepaid expenses and other current assets	-	9,133	6,610	560	-	16,303
Total current assets	-	9,133	79,124	50,336	-	138,593
PROPERTY AND EQUIPMENT, NET	-	47,016	142,630	1,785	-	191,431
OTHER ASSETS
Goodwill	-	42,790	111,105	-	-	153,895
Other intangible assets	-	72	54,317	-	-	54,389
Deferred financing costs, net	-	13,517	-	-	-	13,517
Investment in subsidiaries	(76,292)	239,470	9,100	-	(172,278)	-
Investment in joint ventures	-	-	17,275	-	-	17,275
Deposits and other	-	1,564	1,570	-	-	3,134
Total assets	$(76,292)	$353,562	$415,121	$52,121	$(172,278)	$572,234
LIABILITIES AND EQUITY CURRENT LIABILITIES
Intercompany	$-	$(147,805)	$113,661	$34,144	$-	$-
Accounts payable and accrued expenses	-	48,607	37,351	7,882	-	93,840
Due to affiliates	-	-	1,525	-	-	1,525
Deferred revenue	-	-	1,191	-	-	1,191
Current portion of notes payable	-	2,980	2,359	-	-	5,339
Current portion of deferred rent	-	484	490	-	-	974
Obligations under capital leases	-	3,726	2,465	365	-	6,556
Total current liabilities	-	(92,008)	159,042	42,391	-	109,425
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	7,543	4,526	-	-	12,069
Deferred taxes	-	-	277	-	-	277
Line of Credit	-	31,300				31,300
Notes payable, net of current portion	-	474,519	3,358	-	-	477,877
Obligations under capital leases, net of current portion	-	1,743	606	522	-	2,871
Other non-current liabilities	-	6,757	7,842	-	-	14,599
Total liabilities	-	429,854	175,651	42,913	-	648,418

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(76,292)	(76,292)	239,470	9,100	(172,278)	(76,292)
Noncontrolling interests	-	-	-	108	-	108
Total equity deficit	(76,292)	(76,292)	239,470	9,208	(172,278)	(76,184)
Total liabilities and equity deficit	$(76,292)	$353,562	$415,121	$52,121	$(172,278)	$572,234

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

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended  September 30, 2011
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$31,509	$104,743	$14,593	$-	$150,845

OPERATING EXPENSES
Operating expenses	-	27,756	76,459	13,532	-	117,747
Depreciation and amortization	-	3,640	10,497	172	-	14,309
Provision for bad debts	-	1,155	6,822	631	-	8,608
Gain on sale of equipment	-	(271)	(60)	-	-	(331)
Severance costs	-	14	302	-	-	316
Total operating expenses	-	32,294	94,020	14,335	-	140,649

INCOME (LOSS) FROM OPERATIONS	-	(785)	10,723	258	-	10,196

OTHER EXPENSES
Interest expense	-	7,649	5,579	14	-	13,242
Other expenses (income)	-	(1,581)	75	-	-	(1,506)
Total other expenses	-	6,068	5,654	14	-	11,736

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(6,853)	5,069	244	-	(1,540)
Benefit from (provision for) income taxes	-	-	(236)	2	-	(234)
Equity in earnings of consolidated subsidiaries	39	6,892	237	-	(7,168)	-
Equity in earnings of joint ventures	-	-	1,822	-	-	1,822
NET INCOME	39	39	6,892	246	(7,168)	48
Net income attributable to noncontrolling interests	-	-	-	9	-	9

NET INCOME ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$39	$39	$6,892	$237	$(7,168)	$39

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended  September 30, 2010
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$29,997	$95,966	$14,130	$-	$140,093

OPERATING EXPENSES
Operating expenses	-	26,164	67,361	13,109	-	106,634
Depreciation and amortization	-	3,536	9,433	33	-	13,002
Provision for bad debts	-	1,313	6,529	616	-	8,458
Loss on sale of equipment	-	130	321	-	-	451
Severance costs	-	106	31	27	-	164
Total operating expenses	-	31,249	83,675	13,785	-	128,709

INCOME (LOSS) FROM OPERATIONS	-	(1,252)	12,291	345	-	11,384

OTHER EXPENSES
Interest expense	-	7,073	5,706	2	-	12,781
Other expenses	-	821	-	-	-	821
Total other expenses	-	7,894	5,706	2	-	13,602

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(9,146)	6,585	343	-	(2,218)
Benefit from (provision for) income taxes	-	1	(314)	(4)	-	(317)
Equity in earnings (losses) of consolidated subsidiaries	(285)	8,860	307	-	(8,882)	-
Equity in earnings of joint ventures	-	-	2,282	-	-	2,282
NET INCOME (LOSS)	(285)	(285)	8,860	339	(8,882)	(253)
Net income attributable to noncontrolling interests	-	-	-	32	-	32

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(285)	$(285)	$8,860	$307	$(8,882)	$(285)

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Nine Months Ended September 30, 2011
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$93,923	$312,639	$46,131	$-	$452,693

OPERATING EXPENSES
Operating expenses	-	81,650	228,448	42,590	-	352,688
Depreciation and amortization	-	10,649	31,484	393	-	42,526
Provision for bad debts	-	3,300	20,066	1,895	-	25,261
Loss (gain) on sale of equipment	-	(2,334)	406	-	-	(1,928)
Severance costs	-	203	767	-	-	970
Total operating expenses	-	93,468	281,171	44,878	-	419,517

INCOME FROM OPERATIONS	-	455	31,468	1,253	-	33,176

OTHER EXPENSES
Interest expense	-	22,569	16,689	49	-	39,307
Other expenses (income)	-	(3,641)	75	-	-	(3,566)
Total other expenses	-	18,928	16,764	49	-	35,741

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(18,473)	14,704	1,204	-	(2,565)
Provision for income taxes	-	(31)	(683)	(4)	-	(718)
Equity in earnings of consolidated subsidiaries	2,684	21,188	1,038		(24,910)	-
Equity in earnings of joint ventures	-	-	6,129	-	-	6,129
NET INCOME	2,684	2,684	21,188	1,200	(24,910)	2,846
Net income attributable to noncontrolling interests	-	-	-	162	-	162

NET INCOME ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$2,684	$2,684	$21,188	$1,038	$(24,910)	$2,684

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Nine Months Ended  September 30, 2010
(in thousands)
(unaudited)

			Subsidiary
		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$89,204	$271,830	$42,188	$-	$403,222

OPERATING EXPENSES
Operating expenses	-	78,255	193,750	39,473	-	311,478
Depreciation and amortization	-	10,184	29,866	103	-	40,153
Provision for bad debts	-	3,920	18,836	1,847	-	24,603
Loss on sale of equipment	-	202	404	-	-	606
Severance costs	-	471	233	27	-	731
Total operating expenses	-	93,032	243,089	41,450	-	377,571

INCOME (LOSS) FROM OPERATIONS	-	(3,828)	28,741	738	-	25,651

OTHER EXPENSES
Interest expense	-	18,157	17,312	8	-	35,477
Loss on extinguishment of debt	-	9,871	-	-	-	9,871
Other expenses	-	1,971	-	-	-	1,971
Total other expenses	-	29,999	17,312	8	-	47,319

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(33,827)	11,429	730	-	(21,668)
Provision for income taxes	-	(18)	(499)	(6)	-	(523)
Equity in earnings (losses) of consolidated subsidiaries	(16,152)	17,693	649		(2,190)	-
Equity in earnings of joint ventures	-	-	6,114	-	-	6,114
NET INCOME (LOSS)	(16,152)	(16,152)	17,693	724	(2,190)	(16,077)
Net income attributable to noncontrolling interests	-	-	-	75	-	75

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(16,152)	$(16,152)	$17,693	$649	$(2,190)	$(16,152)

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended  September 30, 2011
(in thousands)
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$2,684	$2,684	$21,188	$1,200	$(24,910)	$2,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	-	10,649	31,484	393	-	42,526
Provision for bad debts	-	3,300	20,066	1,895	-	25,261
Equity in earnings of consolidated subsidiaries	(2,684)	(21,188)	(1,038)		24,910	-
Distributions from consolidated subsidiaries		-	1,160	-	(1,160)	-
Equity in earnings of joint ventures	-	-	(6,129)			(6,129)
Distributions from joint ventures	-	-	6,408	-	-	6,408
Deferred rent amortization	-	1,603	316	-	-	1,919
Amortization of deferred financing costs	-	2,186	-	-	-	2,186
Amortization of bond discount		180	-			180
Loss (gain) on sale of equipment	-	(2,334)	406	-	-	(1,928)
Amortization of cash flow hedge		918	-			918
Stock-based compensation	-	625	1,874	-	-	2,499
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(36,807)	(13,058)	-	(49,865)
Other current assets	-	(641)	(1,391)	(280)	-	(2,312)
Other assets	-	(244)	(220)	-	-	(464)
Deferred revenue			(377)			(377)
Accounts payable and accrued expenses	-	(11,051)	9,629	11,806	-	10,384
Net cash provided by (used in) operating activities	-	(13,313)	46,569	1,956	(1,160)	34,052
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(2,005)	(11,681)	-	-	(13,686)
Purchase of property and equipment	-	(8,299)	(25,368)	(616)	-	(34,283)
Proceeds from insurance claims on damaged equipment		2,422	318			2,740
Proceeds from sale of equipment		-	310			310
Purchase of equity interest in joint ventures	-	-	(1,500)	-	-	(1,500)
Net cash used in investing activities	-	(7,882)	(37,921)	(616)	-	(46,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(5,461)	(8,677)	(259)	-	(14,397)
Deferred financing costs	-	(217)	-	-	-	(217)
Distributions paid to noncontrolling interests	-	-	-	(1,271)	1,160	(111)
Proceeds from, net of payments, on line of credit	-	31,300	-	-	-	31,300
Payments to counterparties of cash flow hedges	-	-	-	-	-	-
net of amounts received		(4,874)				(4,874)
Proceeds from issuance of common stock	-	242	-	-	-	242
Net cash provided by (used in) financing activities	-	20,990	(8,677)	(1,530)	1,160	11,943
EFFECT OF EXCHANGE RATE CHANGES ON CASH			51	-		51
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(205)	22	(190)	-	(373)
CASH AND CASH EQUIVALENTS, beginning of period	-	205	-	422	-	627
CASH AND CASH EQUIVALENTS, end of period	$-	$-	$22	$232	$-	$254

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended  September 30, 2010
(in thousands)
(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
CASH FLOWS FROM OPERATING ACTIVITIES	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(16,152)	$(16,152)	$17,693	$724	$(2,190)	$(16,077)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	10,184	29,866	103	-	40,153
Provision for bad debts	-	3,920	18,836	1,847	-	24,603
Equity in (earnings) loss of consolidated subsidiaries	16,152	(17,693)	(649)		2,190	-
Distributions from consolidated subsidiaries		-	685	-	(685)	-
Equity in earnings of joint ventures	-	-	(6,114)			(6,114)
Distributions from joint ventures	-	-	8,339	-	-	8,339
Deferred rent amortization	-	1,037	838	-	-	1,875
Amortization of deferred financing costs	-	2,074	-	-	-	2,074
Amortization of bond discount		107				107
Loss on sale of equipment	-	202	404	-	-	606
Loss on extinguishment of debt	-	9,871	-	-	-	9,871
Amortization of cash flow hedge	-	611	-	-	-	611
Stock-based compensation	-	705	2,115	-	-	2,820
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(17,628)	(10,050)	-	(27,678)
Other current assets	-	(3,161)	(2,254)	(260)	-	(5,675)
Other assets	-	960	(1,008)	-	-	(48)
Accounts payable and accrued expenses	-	(6,972)	12,861	8,798	-	14,687
Net cash provided by (used in)operating activities	-	(14,307)	63,984	1,162	(685)	50,154
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(1,401)	(33,179)	-	-	(34,580)
Proceeds from sale of equipment		61	33			94
Purchase of property and equipment	-	(11,381)	(21,409)	(345)	-	(33,135)
Purchase of equity interest in joint ventures	-	-	-	-	-	-
Net cash used in investing activities	-	(12,721)	(54,555)	(345)	-	(67,621)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(6,866)	(9,429)	-	-	(16,295)
Repayment of debt	-	(412,000)	-	-	-	(412,000)
Proceeds from borrowings	-	482,360	-	-	-	482,360
Deferred financing costs	-	(17,407)	-	-	-	(17,407)
Distributions paid to noncontrolling interests	-	-	-	(769)	685	(84)
Payments on line of credit	-	-	-	-	-	-
Payments to counterparties of cash flow hedges	-	(4,783)	-	-	-	(4,783)
Proceeds from issuance of common stock	-	49	-	-	-	49
Net cash provided by (used in)financing activities	-	41,353	(9,429)	(769)	685	31,840
EFFECT OF EXCHANGE RATE CHANGES ON CASH				(5)		(5)
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	14,325	-	43	-	14,368
CASH AND CASH EQUIVALENTS, beginning of period	-	10,094	-	-	-	10,094
CASH AND CASH EQUIVALENTS, end of period	$-	$24,419	$-	$43	$-	$24,462

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

On April 4, 2011, we completed our acquisition of five multi-modality imaging centers in Maryland from Diagnostic Health Corporation for an aggregate of $5.2 million in cash and the assumption of approximately $1.6 million in certain liabilities.  The facilities located in the cities of Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, x-ray and other related modalities. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $25,000 of other current assets, $4.9 million of fixed assets and $1.8 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.5 million of capital lease debt and $102,000 of accrued liabilities.

On July 1, 2011, we completed our acquisition of a multi-modality imaging center located in Redondo Beach, California from Pacific Imaging, LLC for cash consideration of $650,000.  The center operates a combination of MRI, CT, ultrasound and x-ray modalities.  We have made a preliminary purchase price allocation of the acquired assets.  Approximately $10,000 of other current assets and $640,000 of fixed assets was recorded with respect to this transaction.

On August 1, 2011, we completed our acquisition of a multi-modality imaging center located in San Jacinto, California from San Jacinto Imaging, LLC for the assumption of approximately $750,000 of capital leases.  The center operates a combination of MRI, CT, ultrasound and x-ray modalities.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $787,000 of fixed assets and $37,000 of accrued expenses was recorded with respect to this transaction.

On September 1, 2011, BRMG completed, through one of its partners Breastlink Medical Group, Inc., its acquisition of Hematology-Oncology Medical Group located in Encino, California for cash consideration of approximately $1.4 million.  BRMG has made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $342,000 of accounts receivable and $1.0 million of goodwill was recorded with respect to this transaction.

NOTE 5 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss) attributable to Radnet, Inc.'s common stockholders	$39	$(285)	$2,684	$(16,152)

BASIC INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	37,426,460	36,979,725	37,347,946	36,755,781
Basic income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.00	$(0.01)	$0.07	$(0.44)
DILUTED INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	37,426,460	36,979,725	37,347,946	36,755,781
Add additional shares issuable upon exercise of stock options and warrants	1,043,513	-	1,731,052	-
Weighted average number of common shares used in calculating diluted income (loss) per share	38,469,973	36,979,725	39,078,998	36,755,781
Diluted income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.00	$(0.01)	$0.07	$(0.44)

For the three and nine months ended September 30, 2010, we excluded all options and warrants in the calculation of diluted loss per share because their effect is antidilutive.  For the three and nine months ended September 30, 2011, 3,530,000 and 2,370,000 options and warrants, respectively, were excluded from the calculation of diluted income per share as their effect is antidilutive.

NOTE 6 – DERIVATIVE INSTRUMENTS

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

The related Accumulated Other Comprehensive Loss (AOCL) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010, the date of our refinancing, is being amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges.  From April 6, 2010 to September 30, 2011, approximately $1.8 million of AOCL was amortized to interest expense bringing the remaining balance of AOCL to $1.2 million at September 30, 2011.  As of April 6, 2010, the fair value of the interest rate swaps was a negative $10.4 million.

At September 30, 2011 the negative fair value of these interest rate swaps was $6.8 million and was classified as other non-current liabilities in our condensed consolidated balance sheet.  For the nine months ended September 30, 2011, we recognized approximately $3.7 million in other income related to the change in fair value of these interest rate swaps.

A tabular presentation of the fair value of derivative instruments as of December 31, 2010 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other non-current liabilities	$ (10,505)

A tabular presentation of the fair value of derivative instruments as of September 30, 2011 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other non-current liabilities	$ (6,757)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended September 30, 2011

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest rate contracts	None	$1,687	Other income/ (expense)	* ($306)	Interest income/(expense)

For the Three Months Ended September 30, 2010

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest rate contracts	None	($821)	Other income/ (expense)	* ($305)	Interest income/(expense)

For the Nine Months Ended September 30, 2011

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest rate contracts	None	$3,747	Other income/ (expense)	* ($918)	Interest income/(expense)

For the Nine Months Ended September 30, 2010

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest rate contracts	($1,472)	($1,971)	Other income/ (expense)	* ($611)	Interest income/(expense)

  *    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

NOTE 7 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 25% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased $1.8 million to $17.3 million at September 30, 2011 compared to $15.5 million at December 31, 2010.  This increase is primarily related to our recording of equity earnings of $6.1 million as well as additional equity contributions of $1.5 million offset by distributions received during the nine months ended September 30, 2011 of $6.4 million, of which $610,000 relates to a declared dividend distribution recorded as other receivables as of December 31, 2010.

We received management service fees from the centers underlying these joint ventures of approximately $1.7 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $5.1 million and $5.1 million for the nine months ended September 30, 2011 and 2010 and eliminated the portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010 (in thousands):

Balance Sheet Data:	September 30, 2011
Current assets	$14,392
Noncurrent assets	26,784
Current liabilities	(6,832)
Noncurrent liabilities	(5,976)
Total net assets	$28,368

Book value of Radnet joint venture interests	$13,640
Cost in excess of book value of acquired joint venture interests	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	252
Total value of Radnet joint venture interests	$17,275

Total book value of other joint venture partner interests	$14,728

Income Statement Data for the nine months ended September 30,	2011	2010

Net revenue	$55,984	$57,745
Net income	$8,495	$9,407

NOTE 8 – STOCK-BASED COMPENSATION

Stock Incentive Plans

We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006.  As of September 30, 2011, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of September 30, 2011, 4,555,917, or approximately 66.4%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the nine months ended September 30, 2011, we granted options and warrants to acquire 1,290,000 shares of common stock.

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

As of September 30, 2011, 2,316,232, or approximately 92.5%, of all the outstanding warrants outside the 2006 Plan are fully vested.  During the nine months ended September 30, 2011, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions during the nine months ended September 30, 2011:

Outstanding Options and Warrants		Weighted Average Exercise Price Per	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Common Share	(in years)	Value
Balance, December 31, 2010	5,661,000	$3.65
Granted	1,290,000	3.14
Exercised	(51,250)	1.38
Canceled or expired	(43,500)	0.85
Balance, September 30, 2011	6,856,250	3.59	$3.16	$464,650
Exercisable at September 30, 2011	4,555,917	3.68	$2.72	348,483

Non-Plan		Weighted Average Exercise Price Per	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Outstanding Warrants	Shares	Common Share	(in years)	Value
Balance, December 31, 2010	2,717,898	$2.24
Granted	-	-
Exercised	(215,000)	2.24
Canceled or expired	-	-
Balance, September 30, 2011	2,502,898	2.58	$1.28	$1,548,225
Exercisable at September 30, 2011	2,316,232	2.43	$1.33	1,548,225

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on September 30, 2011. Total intrinsic value of options and warrants exercised during the nine months ended September 30, 2011 and 2010 was approximately $605,650 and $923,900, respectively.  As of September 30, 2011, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $3.5 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

September 30, 2011	1.62%	3.4 years	91.94%	-
September 30, 2010	2.17%	3.2 years	89.92%	-

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

The weighted-average grant date fair value of stock options and warrants granted during the nine months ended September 30, 2011 and 2010 was $1.92 and $1.46, respectively.

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

At September 30, 2011, based on Level 2 inputs primarily related to comparable market prices, we determined the fair values of our senior secured term loan and our senior unsecured notes, both issued on April 6, 2010, to be $268.1 million and $170.0 million, respectively.  The carrying amount of the senior secured term loan and the senior unsecured notes at September 30, 2011 was $280.7 million and $200.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At September 30, 2011 the fair value of these swaps of a liability of $6.8 million was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

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

NOTE 10 – SUBSEQUENT EVENTS

On November 7, 2011, we executed an agreement to acquire American Radiology Services and The Imaging Institute, owners and operators of 15 diagnostic imaging centers in Maryland (two of which are held in joint ventures with hospital partners), one center in Delaware and five centers in Rhode Island.  We purchased the operations for approximately $38.0 million in aggregate consideration, consisting of approximately $26.0 million in cash, $9.0 million in a note payable to the seller and approximately $3.0 million of assumed debt.  In addition, as part of the transaction, approximately $5.5 million of debt obligations was assumed within the two Maryland joint ventures.  The acquisition will substantially increase the size of our Maryland and Delaware presence from 61 centers to 77 centers and provide us with a new market platform in Rhode Island, from which we can grow.

In conjunction with the acquisition on November 8, RadNet has increased the size of its senior secured revolving credit facility by $21.25 million (“Incremental Commitments”), to $121.25 million of total borrowing capacity.  The increase in the facility size is to provide additional borrowing availability to fund acquisitions and general working capital needs.  The Incremental Commitments is part of the RadNet’s existing revolving credit facility.  Under the Incremental Commitments, we may request the interest rate be based upon LIBOR (subject to a 2% LIBOR floor) plus an applicable LIBOR margin of 4.25%.  The securing of the Incremental Commitments increased the applicable LIBOR margin on the existing $100 million revolving credit facility to 4.25% from 3.75%.

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

Statements in this report relating to the following are forward looking statements:

•	future revenues;
•	expected performance and cash flows;
•	the timing and impact of changes in regulations affecting the Company;
•	anticipated and potential changes in third-party reimbursement rates;
•	the outcome of litigation;
•	the availability of radiologists at BRMG and our other contracted radiology practices;
•	our expectations concerning competition;
•	the success, timing and impact of potential acquisitions and divestitures of businesses, including our ability to properly integrate newly acquired centers with our current operations;
•	our intentions with respect to joint ventures and other business arrangements;
•	access to capital and the terms relating thereto;
•	the nature and impact of technological changes in our industry;
•	our ability to successfully implement and achieve our internal plans;
•	our ability to maintain compliance with our debt covenants;
•	anticipated costs of capital investments; and
•	other assumptions described in this report underlying or relating to any forward-looking statements.

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

Overview

With 212 centers, as of September 30, 2011, located in California, Delaware, Maryland, New Jersey, Florida, and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and aggregate annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the nine months ended September 30, 2011, we performed 2,728,721 diagnostic imaging procedures and generated net revenue from continuing operations of $452.7 million.

The condensed consolidated financial statements include the accounts of Radnet Management, Inc. ("Radnet Management") and Beverly Radiology Medical Group III, a professional partnership ("BRMG").  The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. ("DIS"), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us,” “our” or the “Company” in this report.

Accounting Standards Codification Section 810-10-15-14 stipulates that generally any entity with (a) insufficient equity to finance its activities without additional subordinated financial support provided by any other entity, or (b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (VIE).  We consolidate all VIEs in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

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

Valuation of Goodwill and Long-Lived Assets

Goodwill at September 30, 2011 totaled $153.9 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2010.  Based on our test, we noted no impairment related to goodwill as of October 1, 2010. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.  No indications of impairment were noted at September 30, 2011.

We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2011.

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

On April 4, 2011, we completed our acquisition of five multi-modality imaging centers in Maryland from Diagnostic Health Corporation for an aggregate of $5.2 million in cash and the assumption of approximately $1.6 million in certain liabilities.  The facilities located in the cities of Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, x-ray and other related modalities. We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $25,000 of other current assets, $4.9 million of fixed assets and $1.8 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.5 million of capital lease debt and $102,000 of accrued liabilities.

On July 1, 2011, we completed our acquisition of a multi-modality imaging center located in Redondo Beach, California from Pacific Imaging, LLC for cash consideration of $650,000.  The center operates a combination of MRI, CT, ultrasound and x-ray modalities.  We have made a preliminary purchase price allocation of the acquired assets.  Approximately $10,000 of other current assets and $640,000 of fixed assets was recorded with respect to this transaction.

On August 1, 2011, we completed our acquisition of a multi-modality imaging center located in San Jacinto, California from San Jacinto Imaging, LLC for the assumption of approximately $750,000 of capital leases.  The center operates a combination of MRI, CT, ultrasound and x-ray modalities.  We have made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $787,000 of fixed assets and $37,000 of accrued expenses was recorded with respect to this transaction.

On September 1, 2011, BRMG completed, through one of its partners Breastlink Medical Group, Inc., its acquisition of Hematology-Oncology Medical Group located in Encino, California for cash consideration of approximately $1.4 million.  BRMG has made a preliminary purchase price allocation of the acquired assets and assumed liabilities.  Approximately $342,000 of accounts receivable and $1.0 million of goodwill was recorded with respect to this transaction.

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

For 2010, CMS projected a rate reduction of 21.2% in the absence of Congressional intervention. However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule. Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010. On November 29, 2010, the calendar year 2011 physician fee schedule final rule with comment period was published in the Federal Register. The rule updates payment policies and Medicare payment rates under the Medicare physician fee schedule for physicians’ services and would have significantly reduced physician fee schedule payments in 2011 had Congress not acted by passing the Physician Payment and Therapy Relief Act of 2010 and the Medicare and Medicaid Extenders Act of 2010, which together continue the 2.2% update from June 2010 through December 31, 2011. Foe 2012, CMS projects a rate reduction of 29.5% from 2011. While Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future.   The failure of Congress to act could adversely impact our revenues and results of operation.

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

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, to include a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. CMS did not implement the additional 25% reduction scheduled for 2007, but for services furnished on or after July 1, 2010, the Patient Protection and Affordable Care Act of 2010 (PPACA) requires the full 50% reduction to be implemented.  In the 2012 Physician Fee Schedule Proposed Rule, CMS is proposing to expand the reduction to the reduction to the professional component of advanced imaging services.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET REVENUE	100.0%	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of operations	78.1%	76.1%	77.9%	77.2%
Depreciation and amortization	9.5%	9.3%	9.4%	10.0%
Provision for bad debts	5.7%	6.0%	5.6%	6.1%
Loss (gain) on sale and disposal of equipment	-0.2%	0.3%	-0.4%	0.2%
Severance costs	0.2%	0.1%	0.2%	0.2%
Total operating expenses	93.2%	91.9%	92.7%	93.6%

INCOME FROM OPERATIONS	6.8%	8.1%	7.3%	6.4%

OTHER EXPENSES
Interest expense	8.8%	9.1%	8.7%	8.8%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	2.4%
Other expenses (income)	-1.0%	0.6%	-0.8%	0.5%
Total other expenses	7.8%	9.7%	7.9%	11.7%

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-1.0%	-1.6%	-0.6%	-5.4%
Provision for income taxes	-0.2%	-0.2%	-0.2%	-0.1%
Equity in earnings of joint ventures	1.2%	1.5%	1.4%	1.5%
NET INCOME (LOSS)	0.0%	-0.3%	0.6%	-4.0%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	0.0%	-0.3%	0.6%	-4.0%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Revenue

Net revenue for the three months ended September 30, 2011 was $150.8 million compared to $140.1 million for the three months ended September 30, 2010, an increase of $10.8 million, or 7.7%.

Net revenue, including only those centers which were in operation throughout the third quarters of both 2011 and 2010, decreased $2.1 million, or 1.5%.  This 1.5% decrease is primarily the result of a similar percentage decrease in procedure volumes resulting from appointment cancelations at certain east coast centers due to hurricane Irene as well as the August 23rd earthquake.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2010.  For the three months ended September 30, 2011, net revenue from centers that were acquired or divested subsequent to July 1, 2010 and excluded from the above comparison was $14.3 million.  For the three months ended September 30, 2010, net revenue from centers that were acquired or divested subsequent to July 1, 2010 and excluded from the above comparison was $1.4 million.

Operating Expenses

Cost of operations for the three months ended September 30, 2011 increased approximately $11.1 million, or 10.4%, from $106.6 million for the three months ended September 30, 2010 to $117.7 million for the three months ended September 30, 2011.  The following table sets forth our operating expenses for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,
	2011	2010

Salaries and professional reading fees, excluding stock-based compensation	$66,657	$58,209
Stock-based compensation	709	792
Building and equipment rental	13,254	12,453
Medical supplies	8,458	7,838
Other operating expenses *	28,669	27,342
Cost of operations	117,747	106,634

Depreciation and amortization	14,309	13,002
Provision for bad debts	8,608	8,458
Loss (gain) on sale and disposal of equipment	(331)	451
Severance costs	316	164
Total operating expenses	$140,649	$128,709

*  Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees, excluding stock-based compensation, increased $8.5 million, or 14.5%, to $66.7 million for the three months ended September 30, 2011 compared to $58.2 million for the three months ended September 30, 2010.

Salaries and professional reading fees, including only those centers which were in operation throughout the third quarters of both 2011 and 2010, increased $3.1 million, or 5.4%.  This 5.4% increase is primarily due to expansion of our existing Breastlink centers.  This comparison excludes contributions from centers that were acquired or divested subsequent to July 1, 2010.  For the three months ended September 30, 2011, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2010 and excluded from the above comparison was $6.0 million.  For the three months ended September 30, 2010, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2010 and excluded from the above comparison was $659,000.

Stock-based compensation

Stock-based compensation decreased $83,000, or 10.5%, to $709,000 for the three months ended September 30, 2011 compared to $792,000 for the three months ended September 30, 2010.  The decrease is primarily due to a larger number of options granted during the first three quarters of 2010 that vested on date of grant compared to the same period of 2011.

Building and equipment rental

Building and equipment rental expenses increased $801,000, or 6.4%, to $13.3 million for the three months ended September 30, 2011 compared to $12.5 million for the three months ended September 30, 2010.

Building and equipment rental expenses, including only those centers which were in operation throughout the third quarters of both 2011 and 2010, decreased $173,000, or 1.4%.  This decrease is primarily due to the buy-out of certain equipment leases subsequent to July 1, 2010.  This comparison excludes contributions from centers that were acquired or divested subsequent to July 1, 2010.  For the three months ended September 30, 2011, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2010 and excluded from the above comparison was $1.2 million.  For the three months ended September 30, 2010, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2010 and excluded from the above comparison was $171,000.

Medical supplies

Medical supplies expense increased $620,000, or 7.9%, to $8.4 million for the three months ended September 30, 2011 compared to $7.8 million for the three months ended September 30, 2010.

Medical supplies expense, including only those centers which were in operation throughout the third quarters of both 2011 and 2010, increased $74,000, or 1.0%.  This comparison excludes contributions from centers that were acquired or divested subsequent to July 1, 2010.  For the three months ended September 30, 2011, medical supplies expense from centers that were acquired or divested subsequent to July 1, 2010 and excluded from the above comparison was $611,000.  For the three months ended September 30, 2010, medical supplies expense from centers that were acquired or divested subsequent to July 1, 2010 and excluded from the above comparison was $65,000.

Depreciation and amortization

Depreciation and amortization increased $1.3 million, or 10.0%, to $14.3 million for the three months ended September 30, 2011 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Provision for bad debts

Provision for bad debts increased $150,000, or 1.8%, to $8.6 million, or 5.7% of net revenue, for the three months ended September 30, 2011 compared to $8.5 million, or 6.0% of net revenue, for the three months ended September 30, 2010.

Loss (gain) on sale and disposal of equipment

We recorded a net gain on disposal of equipment of approximately $331,000 for the three months ended September 30, 2011 primarily related to the difference between the net book value of certain equipment damaged in a fire at one of our imaging facilities and insurance proceeds we received from claims filed on this damaged equipment.

Interest expense

Interest expense increased approximately $461,000, or 3.6%, to $13.2 million for the three months ended September 30, 2011 compared to $12.8 million for the three months ended September 30, 2010.  Interest expense for the three months ended September 30, 2011 included $719,000 of amortization of deferred financing costs as well as $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  Interest expense for the three months ended September 30, 2010 included $710,000 of amortization of deferred financing costs as well as $305,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Other expenses (income)

For the three months ended September 30, 2011 we recorded approximately $1.5 million of other income primarily related to fair value adjustments on our interest rate swaps.  For the three months ended September 30, 2010, we recorded approximately $821,000 of other expenses related to fair value adjustments on our interest rate swaps.

Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2011, we recognized equity in earnings from unconsolidated joint ventures of $1.8 million compared to $2.3 million for the three months ended September 30, 2010.  This decrease is primarily due to a change in estimated collection rates applied to revenue recognized during the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Revenue

Net revenue for the nine months ended September 30, 2011 was $452.7 million compared to $403.2 million for the nine months ended September 30, 2010, an increase of $49.5 million, or 12.3%.

Net revenue, including only those centers which were in operation throughout the first nine months of both 2011 and 2010 increased $5.7 million, or 1.5%.  This 1.5% increase is primarily the result of a similar percentage increase in procedure volumes.   This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the nine months ended September 30, 2011, net revenue from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $62.3 million.  For the nine months ended September 30, 2010, net revenue from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $18.5 million.

Operating Expenses

Cost of operations for the nine months ended September 30, 2011 increased approximately $41.2 million, or 13.2%, from $311.5 million for the nine months ended September 30, 2010 to $352.7 million for the nine months ended September 30, 2011.  The following table sets forth our operating expenses for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010

Salaries and professional reading fees, excluding stock-based compensation	$196,341	$171,637
Stock-based compensation	2,499	2,820
Building and equipment rental	39,986	35,702
Medical supplies	24,775	22,708
Other operating expenses *	89,087	78,611
Cost of operations	352,688	311,478

Depreciation and amortization	42,526	40,153
Provision for bad debts	25,261	24,603
Loss (gain) on sale and disposal of equipment	(1,928)	606
Severance costs	970	731
Total operating expenses	$419,517	$377,571

*           Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $24.7 million, or 14.4%, to $196.3 million for the nine months ended September 30, 2011 compared to $171.6 million for the nine months ended September 30, 2010.

Salaries and professional reading fees, including only those centers which were in operation throughout the first nine months of both 2011 and 2010, increased $4.5 million, or 2.8%.  This 2.8% increase is primarily due to expansion of our existing Breastlink centers.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the nine months ended September 30, 2011, salaries and professional reading fees from centers that were acquired of divested subsequent to January 1, 2010 and excluded from the above comparison was $29.0 million.  For the nine months ended September 30, 2010, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $8.8 million.

Stock-based compensation

Stock-based compensation decreased $321,000, or 11.4%, to $2.5 million for the nine months ended September 30, 2011 compared to $2.8 million for the nine months ended September 30, 2010.  The decrease is primarily due to a larger number of options granted during the first three quarters of 2010 that vested on the date of grant compared to the same period of 2011.

Building and equipment rental

Building and equipment rental expenses increased $4.3 million, or 12.0%, to $40.0 million for the nine months ended September 30, 2011 compared to $35.7 million for the nine months ended September 30, 2010.

Building and equipment rental expenses, including only those centers which were in operation throughout the first nine months of both 2011 and 2010, increased $924,000, or 2.8%.  This 2.8% increase in primarily due to new equipment leases entered into subsequent to September 30, 2010 offset in part by equipment lease buy-outs occurring in the third quarter of 2011.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the nine months ended September 30, 2011, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $5.5 million.  For the nine months ended September 30, 2010, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $2.2 million.

Medical supplies

Medical supplies expense increased $2.1 million, or 9.1%, to $24.8 million for the nine months ended September 30, 2011 compared to $22.7 million for the nine months ended September 30, 2010.

Medical supplies expenses, including only those centers which were in operation throughout the first nine months of both 2011 and 2010, increased $512,000, or 2.3%.  This 2.3% increase is in line with the increase in our procedure volumes.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the nine months ended September 30, 2011, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $2.4 million.  For the nine months ended September 30, 2010, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2010 and excluded from the above comparison was $806,000.

Depreciation and amortization

Depreciation and amortization increased $2.4 million, or 5.9%, to $42.5 million for the nine months ended September 30, 2011 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Provision for bad debts

Provision for bad debts increased $658,000, or 2.8%, to $25.3 million, or 5.6% of net revenue, for the nine months ended September 30, 2011 compared to $24.6 million, or 6.1% of net revenue, for the nine months ended September 30, 2010.  This increase is primarily due to our increase in revenue.

Interest expense

Interest expense increased approximately $3.8 million, or 10.8%, to $39.3 million for the nine months ended September 30, 2011 compared to $35.5 million for the nine months ended September 30, 2010.  Interest expense for the nine months ended September 30, 2011 included $2.2 million of amortization of deferred financing costs as well as $918,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  Interest expense for the nine months ended September 30, 2010 included $2.1 million of amortization of deferred financing costs as well as $611,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing.  Excluding these adjustments to interest expense for each period, interest expense increased $3.4 million.  This increase was primarily due to interest expense on the additional borrowings under the debt refinancing completed April 6, 2010.

Loss on extinguishment of debt

For the nine months ended September 30, 2010, we recorded a $9.9 million loss on extinguishment of debt related to our debt refinancing completed on April 6, 2010.  This loss included $7.6 million write-off of deferred financing costs associated with our GE debt settled on April 6, 2010 as well as approximately $2.3 million to settle a call premium associated with our prior credit facilities and for interest rate swap related expenses.

Other expenses (income)

For the nine months ended September 30, 2011 we recorded approximately $3.6 million of other income primarily related to fair value adjustments on our interest rate swaps.  For the nine months ended September 30, 2010, we recorded approximately $2.0 million of other expenses related to fair value adjustments on our interest rate swaps.

Income tax expense

For the nine months ended September 30, 2011 and 2010, we recorded $948,000 and $523,000, respectively, for income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2011, we recognized equity in earnings from unconsolidated joint ventures of $6.1 million compared to $6.1 million for the nine months ended September 30, 2010.

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

The following is a reconciliation of GAAP net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Income (Loss) Attributable to RadNet, Inc. Common Stockholders	$39	$(285)	$2,684	$(16,152)
Plus Provision for Income Taxes	234	317	718	523
Plus Other Expenses (Income)	(1,506)	821	(3,566)	1,971
Plus Interest Expense	13,242	12,781	39,307	35,477
Plus Severence Costs	316	164	970	731
Plus Loss (Gain) on Sale and Disposal of Equipment	(331)	451	(1,928)	606
Plus Loss on Extinguishment of Debt	-	-	-	9,871
Plus Depreciation and Amortization	14,309	13,002	42,526	40,153
Plus Non Cash Employee Stock Based Compensation	709	792	2,499	2,820
Adjusted EBITDA	$27,012	$28,043	$83,210	$76,000

Liquidity and Capital Resources

We had a working capital balance of $29.2 million and $5.8 million at September 30, 2011 and December 31, 2010, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $2.7 million for the nine months ended September 30, 2011. We had a net loss attributable to RadNet, Inc.’s common stockholders of $16.2 million for the nine months ended September 30, 2010.  We also had an equity deficit of $76.2 million and $82.5 million at September 30, 2011 and December 31, 2010, respectively.

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

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585.0 million.  As part of the debt refinancing plan, our wholly owned subsidiary Radnet Management, Inc. issued and sold $200.0 million in 10 3/8% senior notes due 2018 (the "senior notes"). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture, dated April 6, 2010, by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms.  The exchange offer was completed on February 14, 2011.

In addition to the issuance of senior notes, Radnet Management entered into a new Credit and Guaranty Agreement with a syndicate of lenders (the "New Credit Agreement"), whereby Radnet Management obtained $385.0 million in senior secured first-lien bank financing, consisting of (i) a $285.0 million, six-year term loan facility and (ii) a $100.0 million, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “New Credit Facilities”). Radnet Management’s obligations under the New Credit Agreement are unconditionally guaranteed by RadNet, Inc., all of Radnet Management’s current and future wholly owned domestic subsidiaries as well as certain affiliates, including Beverly Radiology Medical Group III and its equity holders (Beverly Radiology Medical Group, Inc., BreastLink Medical Group, Inc. and ProNet Imaging Medical Group, Inc.). These New Credit Facilities created by the New Credit Agreement are secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future wholly owned domestic subsidiaries.

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

At September 30, 2011, Radnet Management had $200.0 million aggregate principal amount of senior notes outstanding, $280.7 million of senior secured term loan debt outstanding and $31.3 million outstanding under the revolving credit facility.  For a detailed discussion of the relevant terms and restrictive covenants of the senior notes and the New Credit Facilities, see “Liquidity and Capital Resources” section of our annual report filed on Form 10-K for the year ended December 31, 2010.  As of September 30, 2011, we were in compliance with all covenants under the notes and the New Credit Facilities.

Sources and Uses of Cash

Cash provided by operating activities was $34.1 million for the nine months ended September 30, 2011 and $50.2 million for the nine months ended September 30, 2010.

Cash used in investing activities was $46.4 million and $67.6 million for the nine months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011, we purchased property and equipment for approximately $34.3 million and acquired the assets and businesses of additional imaging facilities for approximately $13.7 million.  Also, for the nine months ended September 30, 2011, we received insurance proceeds of approximately $2.7 million for equipment damaged in a fire at one of our imaging centers.

Cash provided by financing activities was $11.9 million and $31.8 million for the nine months ended September 30, 2011 and 2010, respectively. The cash provided by financing activities for the nine months ended September 30, 2011 was primarily related to proceeds from borrowings on our line of credit offset in part by payments we made toward our term loans, capital leases and line of credit balances, as well as $4.9 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

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

We currently maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar.  At the present time, we do not have any foreign exchange currency contracts to mitigate this risk.  Fluctuations in foreign exchange rates could impact future operating results.

Interest Rate Sensitivity.   A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because much of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is priced at a 3.75% spread to the greater of 2%   (“LIBOR Floor”) or 3 month LIBOR.  At September 30, 2011, we had $312.0 million outstanding under our credit facilities.  Because the LIBOR Floor exceeds the current spot rate of 3 month LIBOR (currently at about 37 basis points), the spot rate of 3 month LIBOR would have to increase by more than 163 basis points before we would recognize any increase in our interest expense.  The LIBOR rate would have to increase by 263 basis points for us to realize a 1% increase in our borrowing rate under our current credit facility and for us to experience an annual increase of $3.1 million in our interest expense.

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

Our management, with the participation of our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

As previously reported, on April 6, 2010, Radnet Management entered into a Credit and Guaranty Agreement with Barclays Capital, Deutsche Bank Securities Inc., GE Capital Markets, Inc. and RBC Capital Markets, as joint bookrunners and joint lead arrangers, Barclays Bank PLC, as administrative agent and collateral agent, and certain other lenders, pursuant to which Radnet Management obtained $385 million in senior secured bank financing, consisting of a $285 million, six-year term loan facility and a $100 million, five-year revolving credit facility.

On November 8, 2011, the parties entered into a first amendment and joinder agreement to the Credit and Guaranty Agreement pursuant to which the revolving credit facility was increased by $21.5 million (the “Incremental Commitments”) to $121.5 million of total borrowing capacity. The increase in the facility size is to provide additional borrowing availability to fund acquisitions and general working capital needs. As a result of the amendment, the existing revolving credit facility, including the Incremental Commitments, is a floating rate facility, and we may request the interest rate be based upon LIBOR (subject to a 2% LIBOR floor) plus an applicable LIBOR margin of 4.25% (an increase from 3.75%).

ITEM 6	Exhibits

The list of exhibits filed as part of this report is incorporated by reference to the Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC. (Registrant)

Date: November 9, 2011	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Standstill Agreement, dated as of August 30, 2011, by and between RadNet, Inc. and RMCP LLC.

10.1*	2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Indicates management contract or compensatory plan.

**
Pursuant to Rule 406T of Regulation S-T, the Incentive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.