Form 10-K
period 2011-12-31
RadNet, Inc.
filed 2012-03-13
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)                                                                       Yes   ☐ No ☒

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant was approximately $134,755,971 on June 30, 2011 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 30, 2011.

The number of shares of the registrant’s common stock outstanding on March 9, 2012, was 37,426,460 shares.

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

RADNET, INC.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.   Forward-looking statements reflect current views about future events and are based on our currently available financial, economic and competitive data and on current business plans.  Actual events or results may differ materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors.

Statements in this annual report concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our future cost saving efforts, our increased business from new equipment or operations and our ability to finance our operations are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.   These risks include those factors listed in Item 1 —  “Business,” Item 1A —  “Risk Factors,” Item 3— “Legal Proceedings,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report and in other reports that we file with the Securities and Exchange Commission.

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

 Business Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue, with 233 centers, which we operate directly or indirectly through joint ventures as of December 31, 2011, located in California, Delaware, Maryland, New Jersey, Rhode Island, Florida, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop leading positions in regional markets in order to leverage operational efficiencies. Our scale and density within selected geographies provides close, long-term relationships with key payors, radiology groups and referring physicians. Each of our center-level and region operations teams is responsible for managing relationships with local physicians and payors, meeting our standards of patient service and maintaining profitability. We provide corporate training programs, standardized policies and procedures and sharing of best practices among the physicians in our regional networks.

In late 2010 and early 2011 we sought to expand our offering of imaging related services with our acquisition of eRAD and Imaging On Call.  eRAD develops and sells computerized systems for the imaging industry, including Picture Archiving Communications Systems (“PACS”) and Radiology Information Systems (“RIS”).  Imaging On Call provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals and imaging center customers.  The remote interpretation often occurs after business hours or is to provide support in overflow situations or in order to provide sub-specialty radiology capabilities.  In addition to providing alternative revenue sources for us, the capabilities of both eRAD and Imaging On Call can be utilized by us to make the RadNet imaging center operations more efficient and cost effective.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the year ended December 31, 2011, we performed 3,740,443 diagnostic imaging procedures and generated net revenue from continuing operations of $619.8 million. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2011, December 31, 2010 and December 31, 2009 is included in the consolidated financial statements and notes thereto in this annual report.

History of our Business

We were originally incorporated in the State of New York in 1985 and have been continuously engaged in the medical imaging business since that time.  On September 3, 2008 we reincorporated from New York into Delaware and have operated as a Delaware corporation since that time.

Prior to November 15, 2006, we operated facilities exclusively in California.  On November 15, 2006, we completed the acquisition of Radiologix, Inc., a Delaware corporation, then employing approximately 2,200 people.  Radiologix was a national provider of diagnostic imaging services through the ownership and operation of freestanding, outpatient diagnostic imaging centers, owning, operating and maintaining equipment in 69 locations, with imaging centers in seven states, including primary operations in the Mid-Atlantic; the Bay-Area, California; the Treasure Coast area, Florida and the Finger Lakes (Rochester) and Hudson Valley areas of New York State.

 Since that time we have continued to develop our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions and dispositions of facilities, see Item 7 -  “Management’s Discussion and Analysis and Results of Operations—Facility Acquisitions” below.

In addition to our imaging business, we have expanded into data workflow and information systems.   On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc. (see Note 3 to the consolidated financial statements to this annual report).  eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.  Over 250 hospitals, teleradiology businesses, imaging centers and specialty physician groups use eRAD’s technology to distribute, visualize, store and retrieve digital images taken from all diagnostic imaging modalities.  eRAD has approximately 30 employees, including a Research and Development team of 11 software engineers in Budapest, Hungary.

In addition, we have assembled an industry leading team of software developers, based out of Prince Edward Island, Canada, to create radiology workflow solutions known as Radiology Information Systems (“RIS”) focused exclusively on RadNet’s internal use.  All members of this Canadian based team have significant software development expertise in radiology, and together with eRAD and its PACS technology, are creating fully integrated solutions to manage all aspects of RadNet’s internal information needs. eRAD and the newly hired software development team form a Radiology Information Technology division of RadNet.

In January 2011, we entered into a new line of business with the acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York. The addition of the teleradiology business adds a new component to our portfolio of solutions, whereby we provide interpretation services to approximately 50 hospitals and hospital-based radiology groups.

References to “RadNet,” “we,” “us,” “our” or the “Company” in this report refer to RadNet, Inc., its subsidiaries and affiliated entities. See “Management’s Discussion and Analysis and Results of Operations—Overview.”

Company Website

We maintain a website at www.radnet.com . We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after the material is electronically filed with the Securities and Exchange Commission. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

Industry Overview

Diagnostic imaging involves the use of non-invasive procedures to generate representations of internal anatomy and function that can be recorded on film or digitized for display on a video monitor. Diagnostic imaging procedures facilitate the early diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Diagnostic imaging procedures include MRI, CT, PET, nuclear medicine, ultrasound, mammography, X-ray and fluoroscopy. We estimate that the national imaging market in the United States is $100 billion annually, with projected mid-single digit growth for MRI, CT and PET/CT over the next several years, driven by the aging of the U.S. population, wider physician and payor acceptance for imaging technologies, and greater consumer and physician awareness of diagnostic screening capabilities.

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

New Effective Applications for Diagnostic Imaging Technology

New technological developments are expected to extend the clinical uses of diagnostic imaging technology and increase the number of scans performed. Recent technological advancements include:

●	MRI spectroscopy, which can differentiate malignant from benign lesions;

●	MRI angiography, which can produce three-dimensional images of body parts and assess the status of blood vessels;

●	enhancements in teleradiology systems, which permit the digital transmission of radiological images from one location to another for interpretation by radiologists at remote locations; and

●	the development of combined PET/CT scanners, which combine the technology from PET and CT to create a powerful diagnostic imaging system.

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

 Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

 MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord, abdomen, heart and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. A typical MRI examination takes from 20 to 45 minutes. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2011, we had 174 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million.  As of December 31, 2011, we had 102 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2011, we had 38 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2011, we had 43 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2011, we had 227 X-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2011, we had 341 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2011, we had 152 mammography systems in operation.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2011, we had 112 fluoroscopy systems in operation.

Our Competitive Strengths

Our Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2011, we operated 233 centers in California, Delaware, Maryland, New Jersey, Florida, Rhode Island and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. As of December 31, 2011, we received approximately 55% of our payments from commercial insurance payors, 15% from managed care capitated payors, 20% from Medicare and 3% from Medicaid. With the exception of Blue Cross/Blue Shield, which are managed by different entities in each of the states in which we operate, and Medicare, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2011.

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

Our Experienced and Committed Management Team

Our senior management group has more than 100 years of combined healthcare management experience. Our executive management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. We have a track record of successful acquisitions and integration of acquired businesses into RadNet, and have managed the business through a variety of economic and reimbursement cycles. Our management beneficially owns (either directly or indirectly) approximately 29% of our common stock.

Our Technologically Advanced Imaging Systems

In late 2010 and early 2011 we sought to expand our offering of imaging related services by our acquisition of eRad (development and sale of computerized imaging systems for the imaging industry) and Imaging On Call (teleradiology services for interpretation of images for radiology groups, hospitals and others after business hours, for overflow and specialty work).  In addition, we have assembled an industry leading team of software developers to create radiology workflow solutions for our internal use.

Business Strategy

Maximize Performance at Our Existing Facilities

We intend to enhance our operations and increase scan volume and revenue at our existing facilities by expanding physician relationships and increasing the procedure offerings.

Expansion Into Related Businesses

With our acquisition of eRad we entered the business of development and sale of software systems essential to the imaging business.  Similarly, with our acquisition of Imaging On Call on January 3, 2011, we entered the teleradiology business.  We intend to regularly evaluate  potential acquisitions of other businesses to the extent they complement our imaging business.

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

Expand Our Networks

We intend to continue to expand the number of our facilities through new developments and targeted acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. Our current plans are to strengthen our market presence in geographic areas where we currently have existing operations and to expand into neighboring and other areas which we determine to be appropriate. We perform extensive due diligence before developing a new facility or acquiring an existing facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

●	there is sufficient patient demand for outpatient diagnostic imaging services;

●	we believe we can gain significant market share;

●	we can build key referral relationships or we have already established such relationships; and

●	payors are receptive to our entry into the market.

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

The key features of our services include:

●	patient-friendly, non-clinical environments;

●	a 24-hour turnaround on routine examinations;

●	interpretations within one to two hours, if needed;

●	flexible patient scheduling, including same-day appointments;

●	extended operating hours, including weekends;

●	reports delivered by courier, facsimile or email;

●	availability of second opinions and consultations;

●	availability of sub-specialty interpretations at no additional charge; and

•	standardized fee schedules by region.

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

 BRMG in California

Howard G. Berger, M.D., is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.5% of our outstanding common stock as of December 31, 2011. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 95 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups

We believe that physicians are drawn to BRMG and the other radiologist groups with whom we contract by the opportunity to work with the state-of-the-art equipment we make available to them, as well as the opportunity to receive specialized training through our fellowship programs, and engage in clinical research programs, which generally are available only in university settings and major hospitals.

As of December 31, 2011, BRMG employed 79 full-time and six part-time radiologists. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2011, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

●
The agreement expires on January 1, 2014. However, the agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2011, he owned 99% of the equity of BRMG.

●
At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities, except for 10 facilities for which we contract with separate medical groups.

●
At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

●	If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

●
If we want to open a new facility in California, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

●
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

These third-party radiology practice groups provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth. In these facilities we have entered into long-term agreements (typically 10-40 years in length) under which, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue. We typically receive 100% of the technical reimbursements associated with imaging procedures plus certain fees paid to us for providing additional management services. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.

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

Payors

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Revenue
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Commercial Insurance (1)(2)	55%	56%	56%
Managed Care Capitated Payors	15%	15%	15%
Medicare & Medicaid	23%	23%	23%

(1) Includes Blue Cross/Blue Shield plans, which represented 24% of our net revenue for the year ended December 31, 2009, 19% of our net revenue for the year ended December 31, 2010 and 19% of our net revenue for the year ended December 31, 2011.
(2) Includes co-payments, direct patient payments and payments through contracts with physician groups and other non-insurance company payors.

We have described below the types of reimbursement arrangements we have with third-party payors.

Commercial Insurance

Generally, insurance companies reimburse us, directly or indirectly, including through BRMG in California or through the contracted radiology groups elsewhere, on the basis of agreed upon rates. These rates are negotiated and may differ materially with rates set forth in the Medicare Physician Fee Schedule for the particular service. The patients may be responsible for certain co-payments or deductibles.

Managed Care Capitation Agreements

Under these agreements, which are generally between BRMG in California and outside of California between the contracted radiology group (typically an independent physician group or other medical group) and the payor (which in most cases are large medical groups or Independent Practice Associations), the payor pays a pre-determined amount per-member per-month in exchange for the radiology group providing all necessary covered services to the managed care members included in the agreement. These contracts pass much of the financial risk of providing outpatient diagnostic imaging services, including the risk of over-use, from the payor to the radiology group and, as a result of our management agreement with the radiology group, to us.

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

●	Physician Education

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

●	Prospective Review

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

●	Retrospective Review

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

Facilities

Through our wholly owned subsidiaries, we operate 105 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 61 in the  Maryland, 25 in the Rochester and Hudson Valley areas of New York, 16 in Delaware, 5 in Rhode Island, 18 in New Jersey, as well as 3 individual facilities in Florida. We lease the premises at which these facilities are located.

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

The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2011:

	Year Ended
	December 31,
	2007	2008	2009	2010	2011

Total facilities owned or managed (at beginning of the year)	132	141	164	180	201
Facilities added by:
Acquisition	12	24	14	28	33
Internal development	2	4	3	8	2
Facilities closed or sold	-5	-5	-1	-15	-3
Total facilities owned (at year end)	141	164	180	201	233

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2011, the quantity of principal diagnostic equipment available at our facilities, by region:

	MRI	Open/MRI	CT	PET/CT	Mammo	Ultrasound	X-ray	NucMed	Fluoroscopy	Total
California	47	23	34	19	67	126	92	17	58	483
Florida	2	1	2	1	3	5	6	2	2	24
Delaware	9	1	7	1	4	13	17	1	4	57
New Jersey	15	2	8	-	8	24	10	-	11	78
New York	21	1	12	3	17	47	33	3	10	147
Maryland	39	9	36	14	49	123	65	20	24	379
Rhode Island	4	-	3	-	4	3	4	-	3	21
Total	137	37	102	38	152	341	227	43	112	1,189

The average age of our MRI and CT units is less than six years, and the average age of our PET units is less than four years. The useful life of our MRI, CT and PET units is typically ten years.

Facility Acquisitions and Divestitures

Information regarding our facility acquisitions can be found within Item 7 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Notes 3 and 4 to our consolidated financial statements included in this annual report.

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

This technology has created cost reductions for our facilities in areas such as image storage, support personnel and financial management and has further allowed us to optimize the productivity of all aspects of our business by enabling us to:

●	capture patient demographic, history and billing information at point-of-service;

●	automatically generate bills and electronically file claims with third-party payors;

●	record and store diagnostic report images in digital format;

●
digitally transmit in real-time diagnostic images from one location to another, thus enabling networked radiologists to cover larger geographic markets by using the specialized training of other networked radiologists;

●	perform claims, rejection and collection analysis; and

●	perform sophisticated financial analysis, such as analyzing cost and profitability, volume, charges, current activity and patient case mix, with respect to each of our managed care contracts.

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

Personnel

At December 31, 2011, we had a total of 4,253 full-time, 1,264 part-time and 804 per diem employees, including those employed by BRMG. These numbers include 79 full-time and six part-time physicians and 1,240 full-time, 380 part-time and 468 per-diem technologists.

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

Sales and Marketing

At December 31, 2011, our California sales and marketing team consisted of one director of marketing and 73 customer service representatives. Our eastern marketing team consisted of one director of marketing and 42 customer sales representatives. Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs.

Physician Marketing

Each customer service representative on our physician marketing team  is responsible for marketing activity on behalf of one or more facilities. The representatives act as a liaison between the facility and referring physicians, holding meetings periodically and on an as-needed basis with them and their staff to present educational programs on new applications and uses of our systems and to address particular patient service issues that have arisen. In our experience, consistent hands-on contact with a referring physician and his or her staff generates goodwill and increases referrals. The representatives also continually seek to establish referral relationships with new physicians and physician groups. In addition to a base salary and a car allowance, each representative receives a quarterly bonus if the facility or facilities on behalf of which he or she markets meets specified net revenue goals for the quarter.

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

Sports Marketing Program

We have a sports marketing program designed to increase our public profile. We provide X-ray equipment and a technician for all of the basketball games of the Lakers, Clippers and Sparks held at the Staples Center in Los Angeles, Kings hockey games held at the Honda Center in Anaheim, and University of Southern California football games held in the Los Angeles Coliseum. In exchange for this service, we receive game tickets and an advertisement in each team program throughout the season.

Suppliers

Historically, we have acquired our diagnostic imaging equipment from large suppliers such as GE Medical Systems, Inc., Hologic, Phillips, Hitachi, Carestream and others, and we purchase medical supplies from various national vendors. We believe that we have excellent working relationships with all of our major vendors. However, there are several comparable vendors for our supplies that would be available to us if one of our current vendors becomes unavailable.

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2011, capital lease obligations, excluding interest, totaled approximately $10.2 million through 2015, including current installments totaling approximately $6.8 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

Timely, effective maintenance is essential for achieving high utilization rates of our imaging equipment. We have an arrangement with GE Medical Systems, Inc. under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based upon a percentage of our revenue, subject to a minimum payment.

 Competition

The market for diagnostic imaging services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities, the quality of our diagnostic imaging services and technologists and the ability to establish and maintain relationships with healthcare providers and referring physicians. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment.  Our competitors include Alliance Healthcare Services, Inc., Diagnostic Imaging Group and several smaller regional competitors.  Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices to compete with us. We experience additional competition as a result of those activities.

Each of the non-BRMG contracted radiology practices has entered into agreements with its physician shareholders and full-time employed radiologists that generally prohibit those shareholders and radiologists from competing for a period of two years within defined geographic regions after they cease to be owners or employees, as applicable. In certain states, like California, a covenant not to compete is enforced in limited circumstances involving the sale of a business. In other states, a covenant not to compete will be enforced only:

●	to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement;

●	if it does not unreasonably restrain the party against whom enforcement is sought; and

●	if it is not contrary to public interest.

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

Licensing and Certification Laws

Ownership, construction, operation, expansion and acquisition of diagnostic imaging facilities are subject to various federal and state laws, regulations and approvals concerning licensing of facilities and personnel. In addition, free-standing diagnostic imaging facilities that provide services not performed as part of a physician office must meet Medicare requirements to be certified as an independent diagnostic testing facility before it can be authorized to bill the Medicare program. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle.

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

Medicare and Medicaid Fraud and Abuse

Our revenue is derived through our ownership, operation and management of diagnostic imaging centers and from service fees paid to us by contracted radiology practices. During the year ended December 31, 2011, approximately 20% of our revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

Congress has placed significant legal prohibitions against physician referrals including the Ethics in Patient Referral Act of 1989 which is commonly known as the Stark Law. The Stark Law prohibits a physician from referring Medicare patients to an entity providing designated health services, as defined under the Stark Law, including, without limitation, radiology services, in which the physician (or immediate family member) has an ownership or investment interest or with which the physician (or immediate family member) has entered into a compensation arrangement. The Stark Law also prohibits the entity from billing for any such prohibited referral. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $15,000 for each violation referral and $100,000 for participation in a circumvention scheme. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

Under the Stark Law, radiology and certain other imaging services and radiation therapy services and supplies are services included in the designated health services subject to the self-referral prohibition. Such services include the professional and technical components of any diagnostic test or procedure using X-rays, ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). PET and nuclear medicine procedures are also included as designated health services under the Stark Law. The Stark Law, however, excludes from designated health services: (i) X-ray, fluoroscopy or ultrasound procedures that require the insertion of a needle, catheter, tube or probe through the skin or into a body orifice; (ii) radiology procedures that are integral to the performance of, and performed during, non-radiological medical procedures; and (iii) invasive or interventional radiology, because the radiology services in these procedures are merely incidental or secondary to another procedure that the physician has ordered.

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

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter.  Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy.  The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) or Reconciliation Act, which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%.  The higher utilization rate was fully implemented in the beginning of 2011 and replaced the phase-in approach provided in the PPACA.

The aim of increased utilization of diagnostic imaging services is to spread the cost of the equipment and services over a greater number of scans, resulting in a lower cost per scan.  If successful, these changes may precipitate reductions in federal reimbursement for medical imaging and result in decreased revenue for the scans we perform for Medicare beneficiaries.  Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

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

Deficit Reduction Act of 2005 (DRA)

On February 8, 2006, the President signed into law the DRA.  Effective January 1, 2007, the DRA provided that Medicare reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) performed in freestanding facilities will be capped.  Payment is set at lesser of the Medicare Physician Fee Schedule or the Hospital Outpatient Prospective Payment System (HOPPS) rates.  The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts previously announced by CMS, the agency responsible for administering the Medicare program.  In November 2005, CMS announced that it would pay 100% of the technical component of the higher priced imaging procedure and 50% of the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session.  CMS had indicated that it would phase in this 50% rate reduction over two years, so that the reduction was 25% for each additional imaging procedure in 2006 and another 25% in 2007.  To date, CMS has implemented the 25% reduction for each additional procedure but has not yet implemented the additional 25% reduction scheduled for 2007.  However, for services furnished on or after July 1, 2010, the PPACA which, as stated above, was signed into law on March 23, 2010, requires the full 50% reduction to be implemented.  We have determined that the impact of this final 25% reduction is, and will be in the future, immaterial to our operating results.

Item 1A.	Risk Factors

If BRMG or any of our other contracted radiology practices terminate their agreements with us, our business could substantially diminish.

 Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 95 of our 105 California facilities. Professional medical services are provided at our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2014, and for terms as long, if not longer, with the other groups, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

Although we had net income of $7.2 million for the year ended December 31, 2011, we have incurred net losses of $12.9 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2011, our equity deficit was $69.8 million. Our net loss for the year ended December 31, 2010 included a $9.9 million loss on extinguishment of debt related to our debt refinancing completed on April 6, 2010.  If we cannot continue to generate income from operations in sufficient amounts, we will not be able to pay our obligations as they become due. If we are unable to continue to generate income from operations, our ability to continue to pay our obligations could adversely impact our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our unsecured senior notes.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2011, our total indebtedness was $558.8 million, $480.0 million of which constituted senior secured indebtedness. Our substantial indebtedness could also:

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

We may not be able to finance future needs or adapt our business plan to changes because of restrictions placed on us by our credit facilities, the indenture governing our senior unsecured notes and instruments governing our other indebtedness.

The indenture governing the senior unsecured notes and our credit facilities contain affirmative and negative covenants which restrict, among other things, our ability to:

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

All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  A failure to comply with these covenants and restrictions would permit the relevant creditors to declare all amounts borrowed under the applicable agreement governing such indebtedness, together with accrued interest and fees, to be immediately due and payable.  If the indebtedness our credit facilities or the senior unsecured notes is accelerated, we may not have sufficient assets to repay amounts due under the credit facilities, the senior unsecured notes or on other indebtedness then outstanding.

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

Many of the states in which we operate do not enforce agreements that prohibit a former employee from competing with a former employer. As a result, many of our employees whose employment is terminated are free to compete with us, subject to prohibitions on the use of trade secret information and, depending on the terms of the employee’s employment agreement, on solicitation of existing employees and customers (if enforceable). A former executive, manager or other key employee who joins one of our competitors could use the relationships he or she established with third party payors, radiologists or referring physicians while our employee and the industry knowledge he or she acquired during that tenure to enhance the new employer’s ability to compete with us.

The agreements with most of our radiology practices contain non-compete provisions; however the enforceability of these provisions is determined by a court based on all the facts and circumstances of the specific case at the time enforcement is sought. Our inability to enforce radiologists’ non-compete provisions could result in increased competition from individuals who are knowledgeable about our business strategies and operations.

The California budget crisis, if not successfully resolved could have an impact on our revenue.

California is experiencing a budget crisis which has resulted in significant state government cutbacks. 105 of our 233 facilities are located in California. One to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program ($5 million to $7.5 million). To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

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

For example, for 2010, CMS projected a rate reduction of 21.2% in the absence of Congressional intervention.  However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule.  Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010.  On November 2, 2010, CMS released the calendar year 2011 Medicare Physician Fee Schedule.  Again, the rule would have significantly reduced physician fee schedule payments in 2011 had Congress not acted by passing the Physician Payment and Therapy Relief Act of 2010 and the Medicare and Medicaid Extenders Act of 2010, which together continued the 2.2% update from June 2010 through December 31, 2011.  Similarly, the calendar year 2012 Medicare Physician Fee Schedule provided for a 27.4% decrease to the physician fee schedule which was averted by Congress passing the Middle Class Tax Relief and Job Creation Act of 2012.  While Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future. The failure of Congress to act could adversely impact our revenues and results of operation.

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

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS in the Federal Register.  For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule.  First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate.  This change applied to MRI and CT scans.  The Reconciliation Act, signed into law on March 30, 2010, resets the assumed usage rate for diagnostic imaging equipment costing more than $1 million to a rate of 75%, effective for payments made under the 2011 Medicare Physician Fee Schedule and subsequent years.  CMS finalized this change in the Medicare Physician Fee Schedule for calendar year 2011. Further with respect to its 2010 changes, CMS also reduced payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services.  The reductions primarily impacted radiology and other diagnostic tests.  All these changes to the Medicare Physician Fee Schedule will be transitioned over a four year period such that beginning in 2013, CMS will fully implement the revised payment rates.  For the 2010 transitioned payment, CMS estimates the impact of its changes will result in a 5% reduction in radiology, 18% reduction in nuclear medicine and 12% reduction for all suppliers providing the technical component of diagnostic tests generally.  For payments under the Physician Fee Schedule for calendar year 2012, CMS has reduced payment rates for the professional component for subsequent professional component services furnished by the same physician to the same patient in the same session on the same day.

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

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 23 acquisitions. These acquisitions have added 61 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

●	identify attractive and willing candidates for acquisitions;

●	identify locations in existing or new markets for development of new facilities;

●	comply with legal requirements affecting our arrangements with contracted radiology practices, including state prohibitions on fee-splitting, corporate practice of medicine and self-referrals;

●
obtain regulatory approvals where necessary and comply with licensing and certification requirements applicable to our diagnostic imaging facilities, the contracted radiology practices and the physicians associated with the contracted radiology practices;

●	recruit a sufficient number of qualified radiology technologists and other non-medical personnel;

●	expand our infrastructure and management; and

●
compete for opportunities.  We may not be able to compete effectively for the acquisition of diagnostic imaging facilities.  Our competitors may have more established operating histories and greater resources than we do.  Competition may also make any acquisitions more expensive.

On November 7, 2011, we completed our acquisition of all outstanding equity interests in Raven Holdings U.S., Inc. (“RH”) from CML Healthcare, Inc.  The acquisition of RH includes two operating subsidiaries, American Radiology Services (“ARS”) and The Imaging Institute (“TII”).  ARS operates 15 free-standing outpatient imaging facilities in Maryland (including two facilities held in joint ventures with hospital partners) and one facility in Delaware.  In addition to the imaging centers, ARS provides on-site staffing and professional interpretation services to five Maryland hospitals and teleradiology services to nine additional hospitals and radiology group customers.  TII operates five imaging facilities in the Cranston, Warwick and Providence local markets in Rhode Island.  Aggregate consideration for the purchase was approximately $40.4 million, consisting of approximately $28.2 million in cash, $9 million in a seller note and approximately $3.2 million of assumed equipment-related debt.  See Note 4 to the consolidated financial statements of this Form 10-K for more detail relating to our preliminary fair value determination of the assets acquired and liabilities assumed.

On November 1, 2011, Image Medical Corporation, a consolidated subsidiary of the Company, acquired a 51% controlling interest in Radar Medical Systems, LLC, a Michigan limited liability company (“Radar”) for $1.1 million cash consideration.  The technology acquired from Radar will enhance our existing PACS technology acquired through our acquisition of Image Medical.    We have made a preliminary fair value determination of the assets acquired and liabilities assumed of this limited liability company.  Approximately $1.1 million of working capital, $144,000 of intangible assets and $845,000 of goodwill was recorded with respect to this transaction.  We also recorded $961,000 of non-controlling interests with respect to this transaction.

Managing our recent acquisitions, as well as any other future acquisitions, will entail numerous operational and financial risks, including:

●	inability to obtain adequate financing;

●	possible adverse effects on our operating results;

●	diversion of management’s attention and resources;

●	failure to retain key personnel;

●	difficulties in integrating new operations into our existing infrastructure; and

●	amortization or write-offs of acquired intangible assets, including goodwill.

If we are unable to successfully grow our business through acquisitions it could have an adverse effect on our financial condition and results of operations.

The acquisitions of eRAD, Inc. and Imaging On Call, LLC has resulted in new lines of business for us that could be difficult to integrate, disrupt our business or harm our results of operations.

Although we previously offered some services similar to those offered by eRAD, Inc., the acquisition of eRAD, Inc. has provided us with a new line of business that has a large research and development component that is new to our business.  The acquisition of Imaging On Call, LLC has provided us with a new teleradiology division, a line of business in which we have not previously provided services.  The process of integrating the acquired business, technology, service and research and development component into our business and operations and entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures.  In developing the new line of business as a result of the eRAD, Inc. and Imaging On Call, LLC acquisitions, we may invest significant time and resources, such as our investment in the team of software developers in Canada, the attention of management’s time that would otherwise be available for ongoing development of our business that may affect our results of operations and we may not be able to take full advantage of the business opportunities available to us as we expand these new lines of business. Additionally, there are competitors in the same business as eRAD, Inc. and Imaging On Call, LLC. Failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

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

The market for diagnostic imaging services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities and the quality of our diagnostic imaging services. We compete locally with groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment. Our competitors include Alliance Healthcare Services, Inc., Diagnostic Imaging Group and several smaller regional competitors. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own diagnostic imaging facilities within their group practices and compete with us. We are experiencing increased competition as a result of such activities, and if we are unable to successfully compete, our business and financial condition would be adversely affected.

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

The development of new technologies or refinements of existing modalities may require us to upgrade and enhance our existing equipment before we may otherwise intend. Many companies currently manufacture diagnostic imaging equipment. Competition among manufacturers for a greater share of the diagnostic imaging equipment market may result in technological advances in the speed and imaging capacity of new equipment. This may accelerate the obsolescence of our equipment, and we may not have the financial ability to acquire the new or improved equipment and may not be able to maintain a competitive equipment base. In addition, advances in technology may enable physicians and others to perform diagnostic imaging procedures without us. If we are unable to deliver our services in the efficient and effective manner that payors, physicians and patients expect our revenue could substantially decrease.

A failure to meet our capital expenditure requirements could adversely affect our business.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new diagnostic imaging facilities and the acquisition of additional facilities and new diagnostic imaging equipment. We incur capital expenditures to, among other things, upgrade and replace equipment for existing facilities and expand within our existing markets and enter new markets. To the extent we are unable to generate sufficient cash from our operations, funds are not available from our lenders or we are unable to structure or obtain financing through operating leases, long-term installment notes or capital leases, we may be unable to meet our capital expenditure requirements.

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

For the year ended December 31, 2011, we derived approximately 15% of our payments from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

Disruption or malfunction in our information systems could adversely affect our business.

Our information technology system is vulnerable to damage or interruption from:

●	earthquakes, fires, floods and other natural disasters;

●
power losses, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic losses of data and similar events; and

●	computer viruses, penetration by hackers seeking to disrupt operations or misappropriate information and other breaches of security.

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

Our corporate headquarters and 105 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Three of our facilities are located in an area of Florida that has suffered from hurricanes. In addition, some of our facilities have been affected by snow and other harsh weather conditions, particularly in February 2010, when winter snow storms in the mid-Atlantic region, including Maryland, Delaware and New Jersey, caused us to close many of our facilities for up to five business days. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly through the radiology practices with which we contract subject to extensive regulation by both the federal government and the state governments in which we provide services, including:

●	the federal False Claims Act;

●	the federal Medicare and Medicaid Anti-Kickback Laws, and state anti-kickback prohibitions;

●	federal and state billing and claims submission laws and regulations;

●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and comparable state laws;

●	the federal physician self-referral prohibition commonly known as the Stark Law and the state equivalent of the Stark Law;

●	state laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians;

●
federal and state laws governing the diagnostic imaging and therapeutic equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels; and

●	state laws governing reimbursement for diagnostic services related to services compensable under workers compensation rules.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2011, approximately 23% of our net revenue came from the Medicare and Medicaid programs.  A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare. Credentialing of physicians is required by our payors prior to commencing payment.

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

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2009 through December 31, 2011, the trading price of our common stock fluctuated from a high of $5.19 per share to a low of $0.85 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

●	changes in expectations as to future financial performance or buy/sell recommendations of securities analysts;

●	our, or a competitor’s, announcement of new services, or significant acquisitions, strategic partnerships, joint ventures or capital commitments; and

●	the operating and stock price performance of other comparable companies.

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

In the future, we could become the subject of an unsolicited attempted takeover of our company.  Although an unsolicited takeover could be in the best interests of our stockholders, our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that will impede the removal of directors and may discourage a third-party from making a proposal to acquire us.  For example, the provisions:

●	permit the board of directors to increase its own size, within the maximum limitations set forth in the bylaws, and fill the resulting vacancies;

●	authorize the issuance of additional shares of preferred stock in one or more series without a stockholder vote;

●
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors; and

●
prohibit transfers and/or acquisitions of stock (without consent of the Board of Directors ) that would result in any stockholder owning greater than 5% of the currently outstanding stock resulting in a limitation on net operating loss carryovers, capital loss carryovers, general business credit carryovers, alternative minimum tax credit carryovers and foreign tax credit carryovers, as well as any loss or deduction attributable to a “net unrealized built-in loss” within the meaning of Section 382 of the internal revenue code of 1986, as amended.

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

We operate 105 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 61 in Maryland, 25 in the Rochester and Hudson Valley areas of New York, 16 in Delaware, 5 in Rhode Island, 18 in New Jersey, as well as 3 individual facilities in Florida. We lease the premises at which these facilities are located.  Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 10 years depending upon the agreed upon terms with the local landlord. Rents under our facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Market under the symbol “RDNT.”  The following table indicates the high and low prices for our common stock for the periods indicated based upon information supplied by the NASDAQ Global Market.

Quarter Ended	Low	High

December 31, 2011	$1.94	$2.79
September 30, 2011	2.30	4.58
June 30, 2011	3.40	5.19
March 31, 2011	2.87	4.00

December 31, 2010	$2.00	$2.96
September 30, 2010	1.83	2.58
June 30, 2010	2.37	4.04
March 31, 2010	2.04	3.18

The last low and high prices for our common stock on the NASDAQ Global Market on March 7, 2012 were $2.70 and $2.95, respectively.

Holders

As of March 7, 2012, the number of holders of record of our common stock was 835.  However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date.  Our management believes that the number of beneficial owners of our common stock is approximately 4,000.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Our current credit facilities place restrictions on our ability to issue dividends.  Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Equity Compensation Plans Information.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2012 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of the Company’s Common Stock during the period from 2006 to 2011 with (i) the cumulative total return of the S&P500 index and (ii) the cumulative total return of the S&P500 – Healthcare Sector index.  The comparison assumes $100 was invested in December 31, 2006 in the Common Stock and in each of the foregoing indices and the reinvestment of dividends through January 1, 2012.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

We did not pay dividends in fiscal 2010 or 2011 and we do not expect to pay any dividends in the foreseeable future.

		ANNUAL RETURN PERCENTAGE
		Years Ending

Company / Index		12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
RadNet, Inc.		119.70	-67.00	-39.10	38.24	-24.47
S&P 500 Index		5.49	-37.00	26.46	15.06	2.11
S&P Health Care Sector		7.15	-22.81	19.70	2.90	12.73

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
RadNet, Inc.	100	219.70	72.51	44.16	61.04	46.10
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P Health Care Sector	100	107.15	82.71	99.00	101.87	114.85

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data.  The selected consolidated statements of operations data set forth below for the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011 and 2010, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein.  The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2008 and 2007, and the consolidated balance sheet data set forth below as of December 31, 2009, 2008 and 2007, are derived from our audited consolidated financial statements not included herein.  This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Years Ended
	December 31,
	2011	2010	2009	2008	2007

	(in thousands, except per share data)
Statement of Operations Data:

Net revenue	$619,800	$551,815	$527,615	$502,118	$425,470
Operating expenses:
Cost of operations	477,828	420,973	397,753	384,297	330,550
Depreciation and amortization	57,481	53,997	53,800	53,548	45,281
Provision for bad debts	34,679	33,158	32,704	30,832	27,467
Loss (gain) on sale and disposal of equipment, net	(2,240)	1,136	523	516	72
Gain from sale of joint venture interests	-	-	-	-	(1,868)
Gain on bargin purchase	-	-	(1,387)	-	-
Loss on extinguishment of debt	-	9,871	-	-	-
Net income (loss)	7,231	(12,852)	(2,267)	(12,836)	(18,131)

Basic income (loss) per share	0.19	(0.35)	(0.06)	(0.36)	(0.52)

Diluted income (loss) per share	0.19	(0.35)	(0.06)	(0.36)	(0.52)

Balance Sheet Data:

Cash and cash equivalents	$2,455	$627	$10,094	$-	$18
Total assets	619,188	539,514	480,671	495,572	433,620
Total long-term liabilities	566,615	516,723	456,727	469,994	428,743
Total liabilities	688,995	621,987	555,432	576,602	503,244
Working capital	29,947	5,761	9,204	2,720	23,180
Stockholders' deficit	(69,807)	(82,473)	(74,761)	(81,030)	(69,830)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue, with 233 centers, which we operate directly or indirectly through joint ventures as of December 31, 2011, located in California, Delaware, Maryland, New Jersey, Rhode Island, Florida, and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.  As of December 31, 2011, we had in operation 174 MRI systems, 102 CT systems, 38 PET or combination PET/CT systems, 43 nuclear medicine systems, 227 X-ray systems, 152 mammography systems, 341 ultrasound systems, and 112 fluoroscopy systems.

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities.  For the year ended December 31, 2011, we performed 3,740,443 diagnostic imaging procedures and generated net revenue from continuing operations of $619.8 million.

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors.  We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one-payor class.  In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. As of December 31, 2011, we received approximately 55% of our payments from commercial insurance payors, 15% from managed care capitated payors, 20% from Medicare and 3% from Medicaid.  With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2011.

We have developed our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions and dispositions of facilities, see “Management’s Discussion and Analysis and Results of Operations—Facility Acquisitions” below.

The consolidated financial statements in this annual report include the accounts of Radnet Management and BRMG.  The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of Radnet Management.  Accounting Standards Codification Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”).  We consolidate all voting interest entities in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Recent Developments

On November 7, 2011, we completed our acquisition of all outstanding equity interests in Raven Holdings U.S., Inc. (“RH”) from CML Healthcare, Inc.  The acquisition of RH includes two operating subsidiaries, American Radiology Services (“ARS”) and The Imaging Institute (“TII”).  ARS operates 15 free-standing outpatient imaging facilities in Maryland (including two facilities held in joint ventures with hospital partners) and one facility in Delaware.  In addition to the imaging centers, ARS provides on-site staffing and professional interpretation services to five Maryland hospitals and teleradiology services to nine additional hospitals and radiology group customers.  TII operates five imaging facilities in the Cranston, Warwick and Providence local markets in Rhode Island.  Aggregate consideration for the purchase was approximately $40.4 million, consisting of approximately $28.2 million in cash, $9.0 million in a seller note and approximately $3.2 million of assumed equipment-related debt.  See Note 4 to the consolidated financial statements contained in this annual report for more detail relating to our preliminary fair value determination of the assets acquired and liabilities assumed.

On November 1, 2011, Image Medical Corporation, a consolidated subsidiary of the Company, acquired a 51% controlling interest in Radar Medical Systems, LLC, a Michigan Limited Liability Company (“Radar”) for $1.1 million cash consideration.  The technology acquired from Radar will enhance our existing PACS technology acquired through our acquisition of Image Medical.    We have made a preliminary fair value determination of the assets acquired and liabilities assumed of this limited liability company.  Approximately $1.1 million of working capital, $144,000 of intangible assets and $845,000 of goodwill was recorded with respect to this transaction.  We also recorded $961,000 of non-controlling interests with respect to this transaction.

For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene.

For 2010, CMS projected a rate reduction of 21.2% in the absence of Congressional intervention.  However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule.  Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010.  On November 2, 2010, CMS released the calendar year 2011 Medicare Physician Fee Schedule.  Again, the rule would have significantly reduced physician fee schedule payments in 2011 had Congress not acted by passing the Physician Payment and Therapy Relief Act of 2010 and the Medicare and Medicaid Extenders Act of 2010, which together continued the 2.2% update from June 2010 through December 31, 2011.  Similarly, the calendar year 2012 Medicare Physician Fee Schedule provided for a 27.4% decrease to the physician fee schedule which was averted by Congress passing the Middle Class Tax Relief and Job Creation Act of 2012.  While Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future. The failure of Congress to act could adversely impact our revenues and results of operation.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009

NET REVENUE	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of operations	77.1%	76.3%	75.4%
Depreciation and amortization	9.3%	9.8%	10.2%
Provision for bad debts	5.6%	6.0%	6.2%
Loss (gain) on sale and disposal of equipment	-0.4%	0.2%	0.1%
Severance costs	0.2%	0.2%	0.1%
Total operating expenses	91.8%	92.4%	92.0%

INCOME FROM OPERATIONS	8.2%	7.6%	8.0%

OTHER EXPENSES
Interest expense	8.5%	8.8%	9.5%
Gain on bargain purchase	0.0%	0.0%	-0.3%
Loss on extinguishment of debt	0.0%	1.8%	0.0%
Other expenses (income)	-0.8%	0.1%	0.1%
Total other expenses	7.7%	10.7%	9.3%

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES
	0.5%	-3.1%	-1.3%
Provision for income taxes	-0.1%	-0.1%	-0.1%
Equity in earnings of joint ventures	0.8%	0.9%	1.0%
NET INCOME (LOSS)	1.2%	-2.3%	-0.4%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	1.2%	-2.3%	-0.4%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net Revenue

Net revenue for the year ended December 31, 2011 was $619.8 million compared to $551.8 million for the year ended December 31, 2010, an increase of $68.0 million, or 12.3%.

Net revenue, including only those centers which were in operation throughout the full fiscal years of both 2011 and 2010, increased $3.8 million, or 0.7%.  This 0.7% increase is primarily the result of increases in our procedure volumes. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2010.  For the year ended December 31, 2011, net revenue from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $97.0 million.  For the year ended December 31, 2010, net revenue from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $32.8 million.

Operating Expenses

Cost of operations for the year ended December 31, 2011 increased approximately $56.8 million, or 13.5%, from $421.0 million for the year ended December 31, 2010 to $477.8 million for the year ended December 31, 2011.  As a percentage of revenue, cost of operations declined to 91.8% in 2011, compared to 92.4% in 2010.  The following table sets forth our operating expenses for the years ended December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010

Salaries and professional reading fees, excluding stock-based compensation	$264,465	$231,922
Stock-based compensation	3,110	3,718
Building and equipment rental	53,251	47,938
Medical supplies	34,014	30,413
Other operating expenses *	122,988	106,982
Cost of operations	477,828	420,973

Depreciation and amortization	57,481	53,997
Provision for bad debts	34,679	33,158
Loss (gain) on sale and disposal of equipment	(2,240)	1,136
Severance costs	1,391	838
Total operating expenses	$569,139	$510,102

*             Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

●	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $32.6 million, or 14.0%, to $264.5 million for the year ended December 31, 2011, compared to $231.9 million for the year ended December 31, 2010.

Salaries and professional reading fees, including only those centers which were in operation throughout the full fiscal years of both 2011 and 2010, increased $4.8 million, or 2.2%.  This 2.2% increase is primarily due to expansion of our existing breast care centers.
This comparison excludes contributions from centers that were acquired subsequent to January 1, 2010.  For the year ended December 31, 2011, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $42.6 million.  For the year ended December 31, 2010, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2010, and excluded from the above comparison was $14.8 million.

●	Stock-based compensation

Stock-based compensation decreased $608,000, or 16.4%, to $3.1 million for the year ended December 31, 2011 compared to $3.7 million for the year ended December 31, 2010.  The decrease is primarily due to a larger number of options granted during the first three quarters of 2010 that vested on the date of grant compared to the same period of 2011.

●	Building and equipment rental

Building and equipment rental expenses increased $5.3 million, or 11.1%, to $53.2 million for the year ended December 31, 2011, compared to $47.9 million for the year ended December 31, 2010.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2011 and 2010, decreased $246,000, or 0.6%.  This 0.6% decrease is primarily due to equipment lease buy-outs occurring in the third quarter of 2011.  This comparison excludes contributions from centers that were acquired subsequent to January 1, 2010.  For the year ended December 31, 2011, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2010, and excluded from the above comparison, was $9.1 million. For the year ended December 31, 2010, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2010, and excluded from the above comparison, was $3.5 million.

●	Medical supplies

Medical supplies expense increased $3.6 million, or 11.8%, to $34.0 million for the year ended December 31, 2011, compared to $30.4 million for the year ended December 31, 2010.

Medical supplies expenses, including only those centers which were in operation throughout the full fiscal years of both 2011 and 2010, increased $265,000, or 0.9%.  This 0.9% increase is in line with the increase in our procedure volumes.  This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the year ended December 31, 2011, medical supplies expense from centers that were acquired subsequent to January 1, 2010, and excluded from the above comparison was $4.7 million.  For the year ended December 31, 2010, medical supplies expense from centers that were acquired subsequent to January 1, 2010, and excluded from the above comparison was $1.4 million.

●	Depreciation and amortization expense

Depreciation and amortization expense increased $3.5 million, or 6.5%, to $57.5 million for the year ended December 31, 2011 when compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

●	Provision for bad debts

Provision for bad debts increased $1.5 million, or 4.6%, to $34.7 million, or 5.6% of net revenue, for the year ended December 31, 2011 compared to $33.2 million, or 6.0% of net revenue, for the year ended December 31, 2010.  This increase is in line with the increase in net revenues.

●	Loss (gain) on sale of equipment

Gain on sale of equipment was approximately $2.2 million for the year ended December 31, 2011 and was primarily from insurance proceeds received on equipment lost in a fire at one of our west coast imaging centers.  Loss on sale of equipment was approximately $1.1 million for the year ended December 31, 2010 and resulted primarily from the sale of imaging equipment for scrap value upon acquisition of upgraded equipment.

●	Severance costs

During the year ended December 31, 2011, we recorded severance costs of $1.4 million compared to $838,000 recorded during the year ended December 31, 2010.  In each period, these costs were primarily associated with the integration of acquired operations.

Interest expense

Interest expense increased approximately $4.4 million, or 9.1%, to $52.8 million for the year ended December 31, 2011 compared to $48.4 million for the year ended December 31, 2010.  Interest expense for the year ended December 31, 2011 included $2.9 million of amortization of deferred financing costs as well as $1.2 million of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  Interest expense for the year ended December 31, 2010 included $2.8 million of amortization of deferred financing costs as well as $917,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing.  Excluding these adjustments to interest expense for each period, interest expense increased $4.2 million. This increase was primarily due to interest expense on the additional borrowings under the debt refinancing completed April 6, 2010.

Loss on extinguishment of debt

For the year ended December 31, 2010, we recorded a $9.9 million loss on extinguishment of debt related to our debt refinancing completed on April 6, 2010.  This loss included a $7.6 million write-off of deferred loan costs associated with our GE debt settled on April 6, 2010, as well as approximately $2.3 million to settle a call premium associated with our prior credit facilities and for interest rate swap related expenses.  There was no similar expense for the year ended December 31, 2011.

Other expenses

For the year ended December 31, 2011 we recorded approximately $5.1 million of other income primarily related to fair value adjustments on our interest rate swaps.  For the year ended December 31, 2010, we recorded approximately $505,000 of other expenses which consisted of approximately $132,000 related to fair value adjustments on our interest rate swaps as well as $373,000 related to litigation.

Income tax expense

For the years ended December 31, 2011 and 2010, we recorded $820,000 and $576,000, respectively, for state income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures increased $272,000, or 5.5% to $5.2 million for the year ended December 31, 2011 compared to $4.9 million for the year ended December 31, 2010.  The 5.5% increase is primarily due to an adjustment in collection rates during 2010.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net Revenue

Net revenue for the year ended December 31, 2010 was $551.8 million compared to $527.6 million for the year ended December 31, 2009, an increase of $24.2 million, or 4.6%.

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

Operating Expenses

Cost of operations for the year ended December 31, 2010 increased approximately $23.2 million, or 5.8%, from $397.8 million for the year ended December 31, 2009 to $421.0 million for the year ended December 31, 2010.  The following table sets forth our operating expenses for the years ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009

Salaries and professional reading fees, excluding stock-based compensation	$231,922	$215,095
Stock-based compensation	3,718	3,607
Building and equipment rental	47,938	43,346
Medical supplies	30,413	32,507
Other operating expenses *	106,982	103,198
Cost of operations	420,973	397,753

Depreciation and amortization	53,997	53,800
Provision for bad debts	33,158	32,704
Loss on sale and disposal of equipment	1,136	523
Severance costs	838	731
Total operating expenses	$510,102	$485,511

*             Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

●	Salaries and professional reading fees, excluding stock-based compensation and severance

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

●	Stock-based compensation

Stock-based compensation increased $111,000, or 3.1%, to $3.7 million for the year ended December 31, 2010 compared to $3.6 million for the year ended December 31, 2009.  The increase is primarily due to additional options granted during 2010.

●	Building and equipment rental

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

●	Medical supplies

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

●	Depreciation and amortization expense

Depreciation and amortization expense increased $197,000, or 0.4%, to $54.0 million for the year ended December 31, 2010 when compared to the same period last year. The increase is due in part to increases to amortization expense related to certain intangible assets acquired from eRAD.

●	Provision for bad debts

Provision for bad debts increased $454,000, or 1.4%, to $33.2 million, or 6.0% of net revenue, for the year ended December 31, 2010 compared to $32.7 million, or 6.2% of net revenue, for the year ended December 31, 2009. This increase is in line with the increase in net revenues.

●	Loss on sale of equipment

Loss on sale of equipment was $1.1 million and $523,000 for the years ended December 31, 2010 and 2009, respectively.  In both years, this loss resulted from the sale of imaging equipment for scrap value upon acquisition of upgraded equipment.

●	Severance costs

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

In accordance with accounting standards, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. The Company underwent such a reassessment, and as a result, have recorded a gain on bargain purchase of approximately $1.4 million.

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

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures decreased $257,000, or 4.9% to $4.9 million for the year ended December 31, 2010 compared to $5.2 million for the year ended December 31, 2009.  The 4.9% decrease is primarily due to an adjustment in collection rates during 2010, offset in part by the fact that a charge to net revenue was taken during the third quarter of 2009 related to valuation adjustments of accounts receivable at September 30, 2009.

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

The following is a reconciliation of GAAP net income (loss) to Adjusted EBITDA for the years ended December 31, 2011, 2010, and 2009, respectively:

	Years Ended
	December 31,
	2011	2010	2009

Net Income (Loss) Attributable to RadNet, Inc. Common Stockholders	$7,231	$(12,852)	$(2,267)
Plus Provision for Income Taxes	820	576	443
Plus Other Expenses (Income)	(5,075)	505	416
Plus Interest Expense	52,798	48,398	50,016
Plus Severence Costs	1,391	838	731
Plus Loss (gain) on Sale of Equipment	(2,240)	1,136	523
Plus Gain on Bargain Purchase	-	-	(1,387)
Plus Loss on Extinguishment of Debt	-	9,871	-
Plus Depreciation and Amortization	57,481	53,997	53,800
Plus Non Cash Employee Stock Based Compensation	3,110	3,718	3,607
Adjusted EBITDA	$115,516	$106,187	$105,882

Liquidity and Capital Resources

We had cash and cash equivalents of $2.5 million and accounts receivable of $128.4 million at December 31, 2011, compared to cash of $627,000 and accounts receivable of $96.1 million at December 31, 2010. We had a working capital balance of $29.9 million and $5.8 million at December 31, 2011 and 2010, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $7.2 million, and a net loss of $12.9 million and $2.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We also had a  stockholder equity deficit of $69.8 million and $82.5 million at December 31, 2011 and 2010, respectively.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations.  In addition to operations, we require a significant amount of capital for the initial start-up and development expense of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment.  Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties.

Our business strategy with regard to operations focuses on the following:

●	maximizing performance at our existing facilities;

●	focusing on profitable contracting;

●	expanding MRI, CT and PET applications;

●	optimizing operating efficiencies; and

●	expanding our networks.

On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. This facility was used to refinance existing indebtedness, finance our acquisition of Radiologix, and provide financing for working capital needs post-acquisition.  The facility consisted of a revolving credit facility of up to $45 million, a $225 million first lien Term Loan and a $135 million second lien Term Loan.  On August 23, 2007, we secured an incremental $35 million as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The Incremental Facility consisted of an additional $25 million as part of our first lien Term Loan and $10 million of additional capacity under our existing revolving line of credit bringing the total capacity to $55 million. On February 22, 2008, we secured a second incremental $35 million of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services, all collectively referred to as our “GE Credit Facility.”

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585.0 million.  As part of the debt refinancing plan, our wholly owned subsidiary Radnet Management, Inc. issued and sold $200.0 million in 10 3/8% senior notes due 2018 (the "senior notes"). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture, dated April 6, 2010, by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  We subsequently exchanged the senior notes initially issued on April 6, 2010 in a private placement for publicly registered exchange notes with nearly identical terms.  The exchange offer was completed on February 14, 2011.

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

In connection with the issuance of the outstanding senior notes and entering into the New Credit Agreement, Radnet Management used the net proceeds from the issuance of the senior notes and the New Credit Facilities created by the New Credit Agreement to repay in full its existing first lien term loan for $242.0 million in aggregate principal amount outstanding, which would have matured on November 15, 2012, and its second lien term loan for $170.0 million in aggregate principal amount outstanding, which would have matured on November 15, 2013.

On November 8, 2011, in conjunction with our acquisition of the U.S. imaging operations of CML HealthCare Inc. (RH), we increased the size of our revolving credit facility by $21.25 million, to $121.25 million of total borrowing capacity (the “Incremental Commitments”).  The increased facility size will provide additional borrowing availability to fund further acquisitions and general working capital needs.

At December 31, 2011, we had $200.0 million aggregate principal amount of senior notes outstanding, $280.0 million of senior secured term loan debt outstanding and $58.0 million outstanding under the revolving credit facility.  We had $63.25 million of available credit under our revolving credit facility, subject to borrowing conditions under that facility.  Additional details concerning the terms of the New Credit Agreement and New Credit Facilities are set out below.

New Credit Agreement

On April 6, 2010, we entered into the New Credit Agreement pursuant to which we obtained $385 million in senior secured bank financing, consisting of a $285 million, six-year term loan facility and a $100 million (increased to $121.25 million on November 8, 2011), five-year revolving credit facility. In connection with the New Credit Agreement and New Credit Facilities, we terminated the GE Credit Facility.

Interest. The New Credit Facilities bear interest through maturity at a rate determined by adding the applicable margin to either (a) the Base Rate, which is the highest of the (i) Prime Rate, (ii) the rate which is 0.5% in excess of the Federal Funds Effective Rate, (iii) 3.00% and (iv) 1.00% in excess of the one-month Adjusted Eurodollar Rate at such time, or (b) the Adjusted Eurodollar Rate, which is the higher of (i) the London interbank offered rate, adjusted for statutory reserve requirements, for the respective interest period, as determined by the administrative agent and (ii) 2.00%.  The applicable margin means (i) (a) with respect to Tranche B Term Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Tranche B Term Loans that are Base Rate Loans, 2.75% per annum; and (ii) (a) with respect to Revolving Loans that are Eurodollar Rate Loans, 3.75% (increased to 4.25% in conjunction with the Incremental Commitments) per annum and (b) with respect to Revolving Loans and Swing Line Loans that are Base Rate Loans, 2.75% (increased to 3.25% in conjunction with the Incremental Commitments) per annum.

Payments. Commencing on June 30, 2010, we began making quarterly amortization payments on the term loan facility.  Each payment is in the amount of $712,500, with the remaining principal balance paid at maturity.  Under the New Credit Agreement, we are also required to make mandatory prepayments, subject to specified exceptions, from Consolidated Excess Cash Flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the loan documents relating to the New Credit Facilities) and (iv) the receipt of net cash proceeds by us or any of our subsidiaries from “Extraordinary Receipts” as defined in the New Credit Agreement.

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

Senior Notes

Also on April 6, 2010, we issued $200 million in aggregate amount of senior notes which are unsecured, have a coupon of 10.375% and were issued at a price of 98.680%. The senior notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The senior notes were offered and sold in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) to qualified institutional buyers pursuant to Rule 144A and Regulation S promulgated under the Securities Act.  We will pay interest on the senior notes on April 1 and October 1, commencing October 1, 2010, and the senior notes will mature on April 1, 2018.

The senior notes are governed under an indenture agreement with U.S. Bank National Association as trustee (the “Indenture”). Under the terms of the Indenture, we agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange the senior notes for registered publicly tradable notes that have substantially identical terms as the senior notes. On August 30, 2010, we filed a registration statement on Form S-4 with the SEC relating to the offer to exchange the senior notes.  On January 13, 2011, our registration statement was declared effective by the SEC.  On February 14, 2011, we completed an exchange offer whereby all senior notes were exchanged for registered publicly tradable notes.

Ranking. The senior notes and the guarantees:

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

●	are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of our subsidiaries that is not a guarantor of the senior notes.

Optional Redemption. Radnet Management may redeem the senior notes, in whole or in part, at any time on or after April 1, 2014, at the redemption prices specified under the Indenture.  Prior to April 1, 2013, we may redeem up to 35% of aggregate principal amount of the senior notes issued under the Indenture from the net proceeds of one or more equity offerings at a redemption price equal to 110.375% of the senior notes redeemed, plus accrued and unpaid interest, if any.  Radnet Management is also permitted to redeem the senior notes prior to April 1, 2014, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole premium and accrued and unpaid interest, if any.

Change of Control and Asset Sales. If a change in control of Radnet Management occurs, Radnet Management must give holders of the senior notes the opportunity to sell their senior notes at 101% of their face amount, plus accrued interest.  If we or one of our restricted subsidiaries sells assets under certain circumstances, Radnet Management will be required to make an offer to purchase the senior notes at their face amount, plus accrued and unpaid interest to the purchase date.

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture.  As of December 31, 2011, we were in compliance with all covenants.

Sources and Uses of Cash

Cash provided by operating activities was $57.6 million, $66.9 million and $76.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash used in investing activities was $87.7 million, $101.4 million and $36.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  For the year ended December 31, 2011, we purchased property and equipment for approximately $42.7 million, acquired the assets and businesses of additional imaging facilities for approximately $43.0 million (see Notes 3 and 4 to the consolidated financial statements of this annual report), and purchased additional equity interests in non-consolidated joint ventures of $5.1 million.

Cash provided by financing activities was $31.9 million and $25.0 million for the years ended December 31, 2011 and 2010, respectively, compared to cash used in financing activities of $30.2 million for the year ended December 31, 2009.  The cash provided by financing activities for the year ended December 31, 2011 was primarily related to our borrowings on our line of credit to fund the years’ acquisition activity.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Notes payable (1)	$47,618	$46,287	$45,615	$100,201	$295,427	$231,125	$766,273
Capital leases (2)	7,318	2,560	954	12	-	-	10,844
Operating leases (3)	48,256	43,102	36,258	31,304	24,371	121,986	305,277
Total	$103,192	$91,949	$82,827	$131,517	$319,798	$353,111	$1,082,394

(1) Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2011.
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

Valuation of Goodwill and Long-Lived Assets

Goodwill at December 31, 2011 totaled $159.5 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2011.  Based on our test, we noted no impairment related to goodwill as of October 1, 2011. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and intangibles other than goodwill for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2011.

FACILITY ACQUISITIONS

On November 7, 2011, we completed our acquisition of all outstanding equity interests in Raven Holdings U.S., Inc. (“RH”) from CML Healthcare, Inc.  The acquisition of RH includes two operating subsidiaries, American Radiology Services (“ARS”) and The Imaging Institute (“TII”).  ARS operates 15 free-standing outpatient imaging facilities in Maryland (including two facilities held in joint ventures with hospital partners) and one facility in Delaware.  In addition to the imaging centers, ARS provides on-site staffing and professional interpretation services to five Maryland hospitals and teleradiology services to nine additional hospitals and radiology group customers.  TII operates five imaging facilities in the Cranston, Warwick and Providence local markets in Rhode Island.  Aggregate consideration for the purchase was approximately $40.4 million, consisting of approximately $28.2 million in cash, $9.0 million in a seller note and approximately $3.2 million of assumed equipment-related debt.  See Note 4 for more detail relating to our preliminary fair value determination of the assets acquired and liabilities assumed.

On November 1, 2011, Image Medical Corporation, a consolidated subsidiary of the Company, acquired a 51% controlling interest in Radar Medical Systems, LLC, a Michigan limited liability company (“Radar”) for $1.1 million cash consideration.  The technology acquired from Radar will enhance our existing PACS technology acquired through our acquisition of Image Medical.    We have made a preliminary fair value determination of the assets acquired and liabilities assumed of this limited liability company.  Approximately $1.1 million of working capital, $144,000 of intangible assets and $845,000 of goodwill was recorded with respect to this transaction.  We also recorded $961,000 of non-controlling interests with respect to this transaction.

On September 1, 2011, BRMG completed its acquisition of Hematology-Oncology Medical Group located in Encino, California for cash consideration of approximately $1.4 million.  BRMG has made a preliminary fair value determination of the assets acquired and liabilities assumed.  Approximately $342,000 of accounts receivable and $1.0 million of goodwill was recorded with respect to this transaction.

On August 1, 2011, we completed our acquisition of a multi-modality imaging center located in San Jacinto, California from San Jacinto Imaging, LLC for the assumption of approximately $750,000 of capital leases.  The center operates a combination of MRI, CT, ultrasound and X-ray modalities.  We have made a preliminary fair value determination of the assets acquired and liabilities assumed.  Approximately $787,000 of fixed assets and $37,000 of accrued expenses was recorded with respect to this transaction.

On July 1, 2011, we completed our acquisition of a multi-modality imaging center located in Redondo Beach, California from Pacific Imaging, LLC for cash consideration of $650,000.  The center operates a combination of MRI, CT, ultrasound and X-ray modalities.  We have made a preliminary fair value determination of the assets acquired and liabilities assumed.  Approximately $10,000 of other current assets and $640,000 of fixed assets was recorded with respect to this transaction.

On April 4, 2011, we completed our acquisition of five multi-modality imaging centers in Maryland from Diagnostic Health Corporation for an aggregate of $5.2 million in cash and the assumption of approximately $1.8 million in certain liabilities.  The facilities located in the cities of Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, X-ray and other related modalities. We have made a preliminary fair value determination of the assets acquired and liabilities assumed.  Approximately $25,000 of other current assets, $5.0 million of fixed assets and $2.0 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.8 million of capital lease debt and $102,000 of accrued liabilities.

On February 18, 2011, we completed our acquisition of Team Radiology, Inc. from Team Health, Inc. for approximately $243,000.  A provider of teleradiology services, Team Radiology will complement our teleradiology operations acquired from Imaging on Call, LLC.  We have made a preliminary fair value determination of the assets acquired and liabilities assumed and approximately $93,000 of other current assets, $126,000 of fixed assets and $24,000 of intangible assets related to the value of customer relationships and trade name was recorded with respect to this transaction.

On February 16, 2011, we acquired the diagnostic imaging practice of Stuart London, MD in Oakland, CA for $600,000.  Upon acquisition, we relocated the practice to a nearby existing Oakland center. We have made a preliminary fair value determination of the assets acquired and liabilities assumed and have allocated the full purchase price of $600,000 to goodwill.

On January 3, 2011, we completed our acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York, for $5.5 million cash plus an earn-out of up to an additional $2.5 million. We have made a fair value determination of the assets acquired and liabilities assumed.  Approximately $1.6 million of accounts receivable and other current assets, $785,000 of fixed assets, $850,000 of intangible assets related to the value of customer relationships and trade name, and $3.8 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.5 million of accrued liabilities of which approximately $790,000 related to our estimated fair value of the earn-out mentioned above.  Upon termination of the earn-out period, we finalized our calculation of the required earn-out payment and received final approval and agreement from the seller in the amount of $452,000.  The final calculation was based on actual revenue recorded during the first year of our operation of the business. Actual revenue was lower than our estimate due to certain contract cancelations which occurred subsequent to the acquisition date and could not have been forecasted for our acquisition date fair value determination.  Accordingly, we recorded an adjustment of approximately $338,000 to our accrued liabilities and recognized this subsequent adjustment in earnings.

On December 31, 2010, we completed our acquisition of two imaging centers from Presgar Imaging and affiliated entities located in Brooklyn and Orchard Park, New York for cash consideration of $1.6 million plus the assumption of approximately $700,000 of debt. Highway Imaging in Brooklyn and Parkland Diagnostic in Orchard Park are both multimodality facilities, offering a combination of MRI, CT, PET/CT, ultrasound, mammography, bone density and X-ray.  We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.8 million of fixed assets, and $102,000 of goodwill was recorded with respect to this transaction.  Also, we assumed approximately $700,000 of equipment notes and $610,000 of accrued expenses.

On October 1, 2010, we completed the acquisition of five medical imaging facilities located in Northern New Jersey and a 50% equity interest in a sixth center from Progressive Health, LLC and certain affiliates and related entities for an aggregate of $17.2 million in cash and a warrant to purchase our common stock, which had a fair value of approximately $306,000 on the day it was granted. See Note 4 to the consolidated financial statements of this annual report for more detail relating to our fair value determination of the assets acquired and liabilities assumed.

 On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc., for approximately $8.5 million in cash and a $2.2 million promissory note to the former shareholders of eRAD. eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.  See Note 4 for more detail relating to our fair value determination of the assets acquired and liabilities assumed.

On September 10, 2010, we completed the acquisition of substantially all of the assets of Korangy Medical Equipment, LLC in Catonsville, Maryland for approximately $605,000. We have made a fair value determination of the acquired assets and assumed liabilities and $605,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On August 11, 2010, we completed the acquisition of Health Diagnostics of New Jersey in Edison, New Jersey for approximately $3.5 million.  We have made a fair value determination of the acquired assets and assumed liabilities and $3.0 million of fixed assets, $300,000 of other intangible assets related to covenant not to compete contracts, and $977,000 of goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $635,000 for obligations under an existing operating facility lease through February of 2014 that we do not intend to utilize.

On July 1, 2010, we completed the acquisition of an imaging center located in Fremont, California from Insight Health Corp. for approximately $141,000.  We have made a fair value determination of the acquired assets and assumed liabilities and $170,000 of fixed assets, $150,000 of other intangible assets related to covenant not to compete contracts, and no goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $184,000 for obligations under an existing operating facility lease through August of 2012 that we do not intend to utilize.

On July 1, 2010, we completed the acquisition of Delaware Orthopedic Specialists in Newark, Delaware for approximately $525,000.  We have made a fair value determination of the acquired assets and assumed liabilities and $430,000 of fixed assets, $95,000 of other intangible assets related to covenant not to compete contracts, and no goodwill was recorded with respect to this transaction.

On May 1, 2010, we completed the acquisition of Touchstone Imaging of Bowie, LLC in Bowie, Maryland for approximately $595,000. We have made a fair value determination of the acquired assets and assumed liabilities and $595,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we completed the acquisition of Delaware Diagnostic Services, Inc. (Limestone) in Wilmington, Delaware for approximately $87,000. We have made a fair value determination of the acquired assets and assumed liabilities and $87,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we acquired three multi-modality facilities from Sonix Medical Resources, Inc. through a bankruptcy proceeding in New York for approximately $2.3 million in cash. The facilities located in Brooklyn, New York, Chatham, New Jersey and Haddon Heights, New Jersey operate a combination of MRI, CT, mammography, ultrasound, fluoroscopy, X-ray and related modalities. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.4 million of fixed assets and $884,000 of goodwill was recorded with respect to this transaction.

On April 1, 2010, we completed the acquisition of Truxtun Medical Group in Bakersfield, California for approximately $20.3 million in cash and the issuance of 375,000 shares of RadNet, Inc. common stock valued at approximately $1.2 million on the date of acquisition. Truxtun operates four multi-modality facilities in Bakersfield, a Metropolitan Statistical Area in Kern County, California. Truxtun provides a broad range of services including MRI, CT, PET/CT, mammography, nuclear medicine, fluoroscopy, ultrasound, X-ray and related procedures. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $6.9 million of fixed assets, $1.6 million of other intangible assets related to Trade-name and covenant not to compete contracts, and $10.7 million of goodwill was recorded with respect to this transaction.

On March 15, 2010, we acquired the imaging practice of Theodore Feit, M.D., Inc. in Burbank, California for cash consideration of $350,000. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $350,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 1, 2010, we completed the acquisition of Anaheim Open MRI in Anaheim, California for cash consideration of $910,000. The facility operates MRI, CT, ultrasound and X-ray, and has been rebranded as Anaheim Advanced Imaging. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $605,000 of fixed assets and $305,000 of goodwill was recorded with respect to this transaction.

On January 1, 2010, we completed the acquisition of Union Imaging Center in Union, New Jersey from Modern Medical Modalities Corporation for approximately $5.4 million in cash and the issuance of 75,000 shares of RadNet, Inc. common stock valued at approximately $153,000 on the date of acquisition. The center operates imaging modalities including MRI, CT, PET/CT, mammography, ultrasound, nuclear medicine and X-ray. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.9 million of fixed assets and $3.7 million of goodwill was recorded with respect to this transaction.

On October 1, 2009, we completed the acquisition of the imaging assets of Chesapeake Urology Associates in Baltimore, Maryland for approximately $950,000.  Chesapeake Urology operated CT scanners in three locations in the greater Baltimore area. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $650,000 of fixed assets, $275,000 of covenant not to compete contracts and $19,000 of goodwill was recorded with respect to this transaction.

On October 1, 2009, we completed the acquisition of the women’s imaging business of Ridgewood Diagnostics, a multi-modality women’s imaging practice located near Rochester, New York’s Unity Hospital for $1.1 million and 50,000 shares of RadNet common stock valued at approximately $129,000 on the date of acquisition.  In conjunction with the Ridgewood Diagnostics transaction, on October 16, 2009, we completed the acquisition of the women’s imaging business of Unity Hospital for $100,000.  We have made a fair value determination of the acquired assets and assumed liabilities and approximately $92,000 of fixed assets, $150,000 of covenant not to compete contracts and $1.1 million of goodwill was recorded with respect to these transactions.

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from an unrelated third party for approximately $2.1 million.  At the time of the acquisition, we immediately sold the assets and business of one of those nine centers to an unrelated third party for approximately $650,000. We have made a fair value determination of the acquired assets and assumed liabilities associated with the remaining eight centers at their respective fair values.

In accordance with accounting standards, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We undertook such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million.

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

In our fair value determination we recorded approximately $3.1 million of land and fixed assets, $250,000 of intangible assets and $121,000 of other current assets.

On March 31, 2009, we acquired the assets and business of Inter-County Imaging in Yonkers, NY for approximately $553,000.  We have made a fair value determination of the acquired assets and assumed liabilities and approximately $500,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 27, 2009, we acquired the assets and business of Elite Diagnostic Imaging, LLC in Victorville, CA for approximately $1.3 million.  We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.2 million of fixed assets and $100,000 of goodwill was recorded with respect to this transaction.

 MATERIAL ACQUISITIONS

Material acquisitions completed in 2011

On November 7, 2011, we completed our acquisition of RH.  We have determined that this acquisition was material.  Accordingly, as required under ASC 805-10-50, Business Combinations – Disclosure, we are providing below certain additional disclosures relating to this acquisition.

The total purchase price for the above business is as follows (in thousands):
Cash	$28,210
Equipment-related debt	3,227
Promissory note	9,000
Total combined purchase price	$40,437

Under the acquisition method of accounting, the determination of the net tangible and intangible assets acquired and liabilities assumed is based on the estimated fair values of the acquired assets and liabilities assumed as of the date of acquisition.  The following table summarizes the preliminary fair value determination (in thousands).

Working capital	$2,909
Assets held for sale	2,300
Property and equipment	30,996
Joint venture interests	952
Goodwill	3,918
Other assets	279
Other liabilities	(917)
$40,437

We have estimated the fair value of working capital which consists of $3.6 million of cash, $8.3 million of accounts receivable, $900,000 of prepaid expenses, $9.2 million of accounts payable and accrued expenses and 700,000 of payables to non-consolidated joint ventures.

We have estimated the fair value of certain assets that we agreed to sell shortly after acquisition and have classified their fair value as assets held for sale.  We expect to complete this sale by the end our first quarter 2012 for the agreed upon price of $2.3 million.

We have estimated the fair value of tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the valuation of property and equipment. The final fair value determination will be based upon the fair value of assets and liabilities assumed, and in these cases, we will use the services of an external valuation firm to assist us in determining the final fair values which we expect to have completed during our second quarter ended June 30, 2012.

The revenue and earnings of RH included in our consolidated statement of operations from the respective actual acquisition date to the period ended December 31, 2011 are as follows (in thousands):

Net revenue	$11,471
Net income	683

The following unaudited pro-forma financial information for the years ended December 31, 2011 and 2010 represents the combined results of operations of us and RH as if RH’s acquisition had occurred on a single date of January 1, 2010.  The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the entities comprising RH constituted a single entity during such periods (in thousands).

	Years Ended
	December 31,
	2011	2010
Net revenue	$695,136	$656,457
Net loss	(11,160)	(77,965)
Pro-forma net loss per share	(0.29)	(2.12)

Material acquisitions completed in 2010

On October 1, 2010, we completed our acquisition of Image Medical Corporation, parent of eRAD, Inc., and our acquisition of five imaging centers in Northern New Jersey and a 50% equity interest in a sixth center from Progressive Health, LLC and certain affiliates and related entities. We determined that each of these acquisitions was material.  Accordingly, as required under ASC 805-10-50, we are providing below certain additional disclosures on an aggregate basis relating to these two acquisitions.

The total purchase price for the above businesses (collectively, the “Group”) is as follows (in thousands):

Cash	$25,636
Fair value of warrant issued	306
Promissory note	2,250
Total combined purchase price for the Group	$28,192

Under the acquisition method of accounting, the determination of the Group’s net tangible and intangible assets acquired and liabilities assumed is based on the fair values of the acquired assets and liabilities assumed as of the date of each individual acquisition.  The following table summarizes the final fair value determination (in thousands).

Current assets	$1,903
Property and equipment, net	3,585
Identifiable intangible assets	2,550
Goodwill	23,995
Current liabilities	(2,426)
Capital lease obligations and other	(1,415)
$28,192

Identifiable intangible assets consist of the following (in thousands):

		Amortization	Annual
	Fair Value	Period	Amortization
Trade Name	$1,500	Indefinite	Not applicable
Customer Relationships	250	5 Years	50
Developed Technology	800	5 Years	160
	$2,550		$210

Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

Recent Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to have an impact on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present the components of other comprehensive income and the total of comprehensive income. The guidance provided in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this standard to have an impact on our financial condition, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. The guidance provided in this ASU will be effective for us beginning in the three months ending March 31, 2012. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable will also be required. The adoption of this ASU is not expected to have any impact on our financial condition, overall results of operations or cash flows. Upon adoption of this ASU, we will reclassify the provision for bad debts related to prior period patient service revenue as a deduction from patient service revenue as required by this ASU.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test described in Topic 350. The guidance provided in this ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to have an impact on our financial condition, results of operations or cash flows.

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

After the completion of the acquisition of Image Medical Corporation, the parent of eRAD, Inc. on October 1, 2010, we maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar.  At the present time, we do not have any foreign exchange currency contracts to mitigate this risk.  Fluctuations in foreign exchange rates could impact future operating results.  A hypothetical 1% increase in the rate of exchange of foreign currencies against the dollar for 2011 would have resulted in an increase of approximately $10,000 in our operating expenses for the year.

Interest Rate Sensitivity.   A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because much of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is priced at a 3.75% spread to the greater of 2%   (“LIBOR Floor”) or 3 month LIBOR.  At December 31, 2011, we had $306.0 million outstanding under our credit facilities that are tied to LIBOR.  Because the LIBOR Floor exceeds the current spot rate of 3 month LIBOR (currently at about 55 basis points), the spot rate of 3 month LIBOR would have to increase by more than 145 basis points before we would recognize any increase in our interest expense.  The LIBOR rate would have to increase by 245 basis points for us to realize a 1% increase in our borrowing rate under our current credit facility and for us to experience an annual increase of $3.1 million in our interest expense. We have an additional $32 million under our credit facilities that is tied to the prime rate. A hypothetical 1% increase in the prime rate for 2011 would have resulted in an increase of $300,000 in our interest expense for the year.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 58.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the “Company” or “RadNet”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity deficit, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 13, 2012

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,455	$627
Accounts receivable, net	128,432	96,094
Asset held for sale	2,300	-
Prepaid expenses and other current assets	19,140	14,304
Total current assets	152,327	111,025
PROPERTY AND EQUIPMENT, NET	215,527	194,230
OTHER ASSETS
Goodwill	159,507	143,353
Other intangible assets	53,105	57,348
Deferred financing costs, net	13,490	15,486
Investment in joint ventures	22,326	15,444
Deposits and other	2,906	2,628
Total assets	$619,188	$539,514
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$103,101	$82,619
Due to affiliates	3,762	2,975
Deferred revenue	1,076	1,568
Current portion of notes payable	6,608	8,218
Current portion of deferred rent	999	745
Current portion of obligations under capital leases	6,834	9,139
Total current liabilities	122,380	105,264
LONG-TERM LIABILITIES
Deferred rent, net of current portion	12,407	10,379
Deferred taxes	277	277
Notes payable, net of current portion	484,046	481,578
Line of credit	58,000	-
Obligations under capital leases, net of current portion	3,338	5,639
Other non-current liabilities	8,547	18,850
Total liabilities	688,995	621,987
COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 37,426,460 and 37,223,475 shares issued and outstanding at December 31, 2011 and 2010, respectively	4	4
Paid-in-capital	165,796	162,444
Accumulated other comprehensive loss	(946)	(2,137)
Accumulated deficit	(235,610)	(242,841)
Total Radnet, Inc.'s equity deficit	(70,756)	(82,530)
Noncontrolling interests	949	57
Total equity deficit	(69,807)	(82,473)
Total liabilities and equity deficit	$619,188	$539,514

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)

	Years Ended December 31,
	2011	2010	2009

NET REVENUE	$619,800	$551,815	$527,615

OPERATING EXPENSES
Cost of operations	477,828	420,973	397,753
Depreciation and amortization	57,481	53,997	53,800
Provision for bad debts	34,679	33,158	32,704
Loss (gain) on sale and disposal of equipment	(2,240)	1,136	523
Severance costs	1,391	838	731
Total operating expenses	569,139	510,102	485,511

INCOME FROM OPERATIONS	50,661	41,713	42,104

OTHER EXPENSES
Interest expense	52,798	48,398	50,016
Gain on bargain purchase	-	-	(1,387)
Loss on extinguishment of debt	-	9,871	-
Other expenses (income)	(5,075)	505	416
Total other expenses	47,723	58,774	49,045

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	2,938	(17,061)	(6,941)
Provision for income taxes	(820)	(576)	(443)
Equity in earnings of joint ventures	5,224	4,952	5,209
NET INCOME (LOSS)	7,342	(12,685)	(2,175)
Net income attributable to noncontrolling interests	111	167	92

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,231	$(12,852)	$(2,267)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.19	$(0.35)	$(0.06)

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.19	$(0.35)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	37,367,736	36,853,477	36,047,033

Diluted	38,785,675	36,853,477	36,047,033

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	Loss	Deficit	Interests	Deficit

BALANCE - DECEMBER 31, 2008	35,911,474	$4	$153,006	$(227,722)	$(6,396)	$(81,108)	$78	$(81,030)
Issuance of common stock to shareholders of Ridgewood Diagnostics	50,000	$-	129	$-	$-	129	-	129
Issuance of common stock upon exercise of options/warrants	297,805	-	16	-	-	16	-	16
Stock-based compensation	-	-	3,607	-	-	3,607	-	3,607
Dividends paid to noncontrolling interests	-	-	-	-	-	-	(116)	(116)
Change in fair value of cash flow hedge	-	-	-	-	(1,311)	(1,311)	-	(1,311)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	6,119	6,119	-	6,119
Net loss	-	-	-	(2,267)	-	(2,267)	92	(2,175)
Comprehensive income	-	-	-	-	-	2,541	92	2,633
BALANCE - DECEMBER 31, 2009	36,259,279	$4	$156,758	$(229,989)	$(1,588)	$(74,815)	$54	$(74,761)
Issuance of common stock to sellers of Truxtun Imaging	375,000	-	1,238	-	-	1,238	-	1,238
Issuance of common stock to sellers of Union Imaging	75,000	-	153	-	-	153	-	153
Issuance of warrant to sellers of Rutherford Imaging	-	-	306	-	-	306	-	306
Issuance of common stock upon exercise of options/warrants	514,196	-	271	-	-	271	-	271
Stock-based compensation	-		3,718	-	-	3,718	-	3,718
Non-controlling interests assumed from the acquisition of Progressive imaging	-	-	-	-	-	-	(33)	(33)
Dividends paid to noncontrolling interests	-	-	-	-	-	-	(131)	(131)
Change in cumulative foreign currency translation adjustment	-	-	-	-	6	6	-	6
Change in fair value of cash flow hedge	-	-	-	-	(1,472)	(1,472)	-	(1,472)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	917	917	-	917
Net loss	-	-	-	(12,852)	-	(12,852)	167	(12,685)
Comprehensive loss	-	-	-	-	-	(13,401)	167	(13,234)
BALANCE - DECEMBER 31, 2010	37,223,475	$4	$162,444	$(242,841)	$(2,137)	$(82,530)	$57	$(82,473)
Issuance of common stock upon exercise of options/warrants	202,985	-	242	-	-	242	-	242
Stock-based compensation	-	-	3,110	-	-	3,110	-	3,110
Noncontrolling interests assumed from Radar joint venture	-	-	-	-	-	-	961	961
Distributions paid to noncontrolling interests	-	-	-	-	-	-	(180)	(180)
Change in cumulative foreign currency translation adjustment	-	-	-	-	(34)	(34)	-	(34)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	1,225	1,225	-	1,225
Net income	-	-	-	7,231	-	7,231	111	7,342
Comprehensive income	-	-	-	-	-	8,422	111	8,533
BALANCE - DECEMBER 31, 2011	37,426,460	$4	$165,796	$(235,610)	$(946)	$(70,756)	$949	$(69,807)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,342	$(12,685)	$(2,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,481	53,997	53,800
Provision for bad debts	34,679	33,158	32,704
Equity in earnings of joint ventures	(5,224)	(4,952)	(5,209)
Distributions from joint ventures	4,993	7,639	4,420
Deferred rent amortization	2,282	1,848	1,094
Amortization of deferred financing cost	2,940	2,797	2,678
Amortization of bond discount	244	164	-
Loss (gain) on sale and disposal of equipment	(2,240)	1,136	523
Loss on extinguishment of debt	-	9,871	-
Gain on bargain purchase	-	-	(1,387)
Amortization of cash flow hedge	1,225	917	6,119
Stock-based compensation	3,110	3,718	3,607
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(57,354)	(35,985)	(24,432)
Other current assets	(3,935)	(3,226)	4,206
Other assets	43	24	51
Deferred revenue	(492)	207	-
Accounts payable and accrued expenses	12,542	8,256	619
Net cash provided by operating activities	57,636	66,884	76,618
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(42,990)	(61,774)	(6,085)
Proceeds from sale of imaging facilities	-	-	650
Purchase of property and equipment	(42,720)	(40,293)	(30,752)
Proceeds from sale of equipment	325	685	219
Proceeds from insurance claims on damaged equipment	2,740	-	-
Purchase of equity interest in joint ventures	(5,094)	-	(315)
Net cash used in investing activities	(87,739)	(101,382)	(36,283)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(18,756)	(21,463)	(23,660)
Proceeds from borrowings upon refinancing	-	482,360	-
Repayment of debt	-	(412,000)	-
Deferred financing costs	(944)	(17,613)	-
Proceeds from, net of payments on, line of credit	58,000	-	(1,742)
Payments to counterparties of interest rate swaps, net of amounts received	(6,455)	(6,382)	(4,739)
Distributions to noncontrolling interests	(154)	(131)	(116)
Proceeds from issuance of common stock upon exercise of options/warrants	242	271	16
Net cash provided by (used in) financing activities	31,933	25,042	(30,241)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	(11)	-
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,828	(9,467)	10,094
CASH AND CASH EQUIVALENTS, beginning of period	627	10,094	-
CASH AND CASH EQUIVALENTS, end of period	$2,455	$627	$10,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$47,310	$40,352	$40,092
Cash paid during the period for income taxes	$514	$659	$348

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We entered into capital leases and equipment notes for approximately $26,000, $33,000 and $10.4 million, excluding capital leases assumed in acquisitions, during the years ended December 31, 2011, 2010 and 2009, respectively.  We also acquired equipment and certain leasehold improvements for approximately $9.3 million, $12.2 million and $12.3 million during the years ended December 31, 2011, 2010 and 2009, respectively, that we had not paid for as of December 31, 2011, 2010 and 2009, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

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

RADNET, INC. AND AFFILIATES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

At December 31, 2011, we operated a group of regional networks comprised of 233 centers, which we operate directly or indirectly through joint ventures located in seven states with operations primarily in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. Our operations comprise a single segment for financial reporting purposes.

The consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”).  The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Managed Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (“DIS”), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

Accounting Standards Codification (“ASC”) Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”).  We consolidate all voting interest entities in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.5% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and de minimis equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $53.9 million, $51.5 million and $47.7 million of revenue, net of management service fees to RadNet, for the years ended December 31, 2011, 2010 and 2009, respectively, and $53.9 million, $51.5 million and $47.7 million of operating expenses for the years ended December 31, 2011, 2010 and 2009, respectively.  RadNet recognized $196.7 million, $186.3 million and $171.4 million of net revenues for the years ended December 31, 2011, 2010 and 2009, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

The creditors of BRMG do not have recourse to our general credit and there are no other arrangements that could expose us to losses.  However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

RECLASSIFICATION – Certain reclassifications have been made to the December 31, 2010 and 2009 consolidated financial statements and accompanying notes to conform with the December 31, 2011 presentation, including reclassifying approximately $3.3 million and $3.2 million, respectively, to revenue from equity in earnings of joint ventures of a certain portion of management fees billed by us to our non-consolidated joint ventures because these amounts were settled in cash.

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

ACCOUNTS RECEIVABLE - Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients.  Services are generally provided pursuant to one-year contracts with healthcare providers.  Receivables generally are collected within industry norms for third-party payors.  We continuously monitor collections from our payors and maintain an allowance for bad debts based upon specific payor collection issues that we have identified and our historical experience.

SOFTWARE REVENUE RECOGNITION - On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc. (see Notes 3 & 4 below).  eRAD sells Picture Archiving Communications Systems (“PACS”) and related services, primarily in the United States.  The PACS systems sold by eRAD are primarily composed of certain elements: hardware, software, installation and training, and support.  Sales are made primarily through eRAD’s sales force. These sales are multiple-element arrangements that generally include hardware, software, software installation, configuration, system installation, training and first-year warranty support.  In a very small number of cases, hardware is not included.  Hardware, which is not unique or special purpose, is purchased from a third-party and resold to eRAD’s customers with a small mark-up.

With the acquisition of eRAD we adopted Accounting Standards Update (“ASU”) 2009-14, Certain Revenue Arrangements That Include Software Elements and ASU 2009-13, Revenue Arrangements with Multiple Deliverables for all transactions occurring after January 1, 2008.

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

For the years ended December 31, 2011 and 2010, we recorded approximately $4.8 million and $998,000, respectively, in revenue related to our eRAD business which is included in net revenue in our consolidated statement of operations.  At December 31, 2011 we had a deferred revenue liability of approximately $1.1 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS - Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

We utilize a variety of computerized information systems in the day to day operation of our 233 diagnostic imaging facilities.  One such system is our front desk patient tracking system or Radiology Information System (“RIS”).  We currently utilize third party RIS software solutions and pay monthly fees to outside third party software vendors for the use of this software.   We intend to develop our own RIS solution from the ground up through our wholly owned subsidiary, Radnet Management Information Systems (“RMIS”).  Beginning August 1, 2010, RMIS directly employs a team of software development engineers to develop from the ground up a RIS system specifically tailored for RadNet, Inc. and the operation of our 233 imaging centers.

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

As of December 31, 2011 and 2010 we capitalized approximately $2.6 million and $458,000, respectively, in costs associated with the development of our RIS system to a construction in progress account which is a component of our total Property and Equipment at December 31, 2011 and 2010.

CONCENTRATION OF CREDIT RISKS - Financial instruments that potentially subject us to credit risk are primarily cash equivalents and accounts receivable. We have placed our cash and cash equivalents with one major financial institution. At times, the cash in the financial institution is temporarily in excess of the amount insured by the Federal Deposit Insurance Corporation, or FDIC.  Substantially all of our accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients.  Services are generally provided pursuant to one-year contracts with healthcare providers.  Receivables generally are collected within industry norms for third-party payors.  We continuously monitor collections from our clients and maintain an allowance for bad debts based upon our historical collection experience.  As of December 31, 2011 and 2010, our allowance for bad debts was $15.7 million and $19.0 million, respectively.

CASH AND CASH EQUIVALENTS - We consider all highly liquid investments that mature in three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates their fair market value.

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan.

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

GOODWILL - Goodwill at December 31, 2011 totaled $159.5 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2011.  Based on our test, we noted no impairment related to goodwill as of October 1, 2011. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and intangibles other than goodwill for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2011.

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

UNINSURED RISKS – Prior to November 1, 2006 we maintained a self-insured workers’ compensation insurance program for which our third party administrator over this program continues to make payments on behalf of the Company for claims incurred from November 1, 2004 through October 31, 2006.  We are required to maintain a cash collateral account with this administrator as guarantee of our submission of full reimbursement of claims paid on our behalf.  We record this collateral deposit as restricted cash and include it as other assets in our consolidated balance sheet which amounted to approximately $529,000 and $869,000 as of December 31, 2011 and 2010, respectively.

With respect to the above-mentioned claims incurred from November 1, 2004 through October 31, 2006, the estimated future cash obligation associated with the unpaid portion of those claims that remain open but have not yet been resolved is recorded to accrued expenses in our consolidated balance sheet. This current liability is determined by the administrator’s estimate of loss development of open claims and was approximately $225,000 and $396,000 at December 31, 2011 and 2010, respectively.

For the two years from November 1, 2006 through October 31, 2008, we pre-funded our anticipated workers’ compensation claims’ losses through a third party administrator.  As of December 31, 2011, we anticipate that the loss development on the claims for the latter of these two years will exceed what has already been paid and expensed. Accordingly, we have recorded a reserve of $200,000 for estimated costs exceeding the actuary’s original estimate on open claims from this period which we recorded to accrued expenses in our consolidated balance sheet at December 31, 2011.

On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits.  The policy has a deductible for which we have recorded liabilities and included it in our consolidated balance sheets at December 31, 2011 and December 31, 2010 of approximately $304,000 and $270,000, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires.  As of December 31, 2011, this policy remains in effect.

On January 1, 2008 we entered into an arrangement with Blue Shield to administer and process claims under a new self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2011 and December 31, 2010 of $2.6 and $2.2 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $200,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses.  Anticipated future revenue is compared to anticipated costs.  If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded.  In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue.  As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements.  As of December 31, 2011 and 2010, the remaining accrual balance is $7.2 million, and $7.5 million, respectively.  In addition, we have certain operating lease commitments for facilities that are not in use.  Accordingly, we have recorded a loss contract accrual related to the remaining payments under these lease commitments.  As of December 31, 2011 and 2010, the remaining loss contract accrual for these leases is $2.1 million and $1.6 million, respectively.

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

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.

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

COMPREHENSIVE INCOME - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components.  Unrealized gains or losses on the change in fair value of the Company’s cash flow hedging activities are included in comprehensive income (loss).  Also included are foreign currency translation adjustments.   The components of comprehensive income (loss) for the three years in the period ended December 31, 2011 are included in the consolidated statement of equity deficit.

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

At December 31, 2011, based on Level 2 inputs primarily related to comparable market prices, we determined the fair values of our senior secured term loan and our senior unsecured notes, both issued on April 6, 2010, to be $264.6 million and $180.0 million, respectively.  The carrying amount of the senior secured term loan and the senior unsecured notes at December 31, 2011 was $280.0 million and $200.0 million, respectively.

The Company maintains interest rate swaps which are required to be recorded at fair value on a recurring basis. At December 31, 2011and 2010, the fair value of these swaps of a liability of $5.1 million and $10.5 million, respectively, was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

On January 1, 2009, the Company adopted, without material impact on its consolidated financial statements, the provisions of ASC Topic 820 related to nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value including goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Years Ended December 31,
	2011	2010	2009

Net income (loss) attributable to Radnet, Inc.'s common stockholders	$7,231	$(12,852)	$(2,267)

BASIC INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	37,367,736	36,853,477	36,047,033
Basic income (loss) per share attributable to Radnet, Inc.'s common stockholders	$0.19	$(0.35)	$(0.06)

DILUTED INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the year	37,367,736	36,853,477	36,047,033
Add additional shares issuable upon exercise of stock options and warrants	1,417,939	-	-
Weighted average number of common shares used in calculating diluted income (loss) per share	38,785,675	36,853,477	36,047,033
Diluted income (loss) per share attributable to Radnet, Inc.'s common stockholders	$0.19	$(0.35)	$(0.06)

For the years ended December 31, 2010 and 2009, we excluded all options and warrants in the calculation of diluted earnings per share because their effect would be antidilutive. However, these instruments could potentially dilute earnings per share in future years.

INVESTMENT IN JOINT VENTURES – We have nine unconsolidated joint ventures with ownership interests ranging from 35% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased $6.9 million to $22.3 million at December 31, 2011 compared to $15.4 million at December 31, 2010.  This increase is primarily related to additional equity contributions made to one of these joint ventures of approximately $5.1 million as well as our recording of equity earnings of approximately $5.2 million.  Also included in this increase is our recording of the fair value of two additional joint venture interests acquired with our acquisition of Raven Holdings of approximately $952,000 (see Note 4).  Offsetting this increase is our respective share of distributions received during the year ended December 31, 2011 of $5.0 million, of which $610,000 relates to a declared dividend distribution recorded as other receivables as of December 31, 2010.

We received management service fees from the centers underlying these joint ventures of approximately $6.8 million, $6.8 million and $7.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and eliminated the uncollected portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of December 31, 2011 and 2010 and for the years then ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
Balance Sheet Data:	2011	2010
Current assets	$16,869	$15,941
Noncurrent assets	41,928	27,369
Current liabilities	(9,575)	(6,844)
Noncurrent liabilities	(9,370)	(8,220)
Total net assets	$39,852	$28,246

Book value of RadNet joint venture interests	$18,566	$11,805
Cost in excess of book value of acquired joint venture interests	3,511	3,383
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	249	256
Total value of Radnet joint venture interests	$22,326	$15,444

Total book value of other joint venture partner interests	$21,286	$16,441

Income statement data for the years ended December 31,	2011	2010	2009

Net revenue	$76,076	$76,937	$76,557
Net income	$11,655	$12,639	$12,744

NOTE 3 – FACILITY ACQUISITIONS

On November 7, 2011, we completed our acquisition of all outstanding equity interests in Raven Holdings U.S., Inc. (“RH”) from CML Healthcare, Inc.  The acquisition of RH includes two operating subsidiaries, American Radiology Services (“ARS”) and The Imaging Institute (“TII”).  ARS operates 15 free-standing outpatient imaging facilities in Maryland (including two facilities held in joint ventures with hospital partners) and one facility in Delaware.  In addition to the imaging centers, ARS provides on-site staffing and professional interpretation services to five Maryland hospitals and teleradiology services to nine additional hospitals and radiology group customers.  TII operates five imaging facilities in the Cranston, Warwick and Providence local markets in Rhode Island.  Aggregate consideration for the purchase was approximately $40.4 million, consisting of approximately $28.2 million in cash, $9.0 million in a seller note and approximately $3.2 million of assumed equipment-related debt.  See Note 4 for more detail relating to our preliminary fair value determination of the assets acquired and liabilities assumed.

On November 1, 2011, Image Medical Corporation, a consolidated subsidiary of the Company, acquired a 51% controlling interest in Radar Medical Systems, LLC, a Michigan limited liability company (“Radar”) for $1.1 million cash consideration.  The technology acquired from Radar will enhance our existing PACS technology acquired through our acquisition of Image Medical.    We have made a preliminary fair value determination of the assets acquired and liabilities assumed of this limited liability company.  Approximately $1.1 million of working capital, $144,000 of intangible assets and $845,000 of goodwill was recorded with respect to this transaction.  We also recorded $961,000 of non-controlling interests with respect to this transaction.

On September 1, 2011, BRMG completed its acquisition of Hematology-Oncology Medical Group located in Encino, California for cash consideration of approximately $1.4 million.  BRMG has made a preliminary fair value determination of the assets acquired and liabilities assumed.  Approximately $342,000 of accounts receivable and $1.0 million of goodwill was recorded with respect to this transaction.

On August 1, 2011, we completed our acquisition of a multi-modality imaging center located in San Jacinto, California from San Jacinto Imaging, LLC for the assumption of approximately $750,000 of capital leases.  The center operates a combination of MRI, CT, ultrasound and X-ray modalities.  We have made a preliminary fair value determination of the assets acquired and liabilities assumed.  Approximately $787,000 of fixed assets and $37,000 of accrued expenses was recorded with respect to this transaction.

On July 1, 2011, we completed our acquisition of a multi-modality imaging center located in Redondo Beach, California from Pacific Imaging, LLC for cash consideration of $650,000.  The center operates a combination of MRI, CT, ultrasound and X-ray modalities.  We have made a preliminary fair value determination of the assets acquired and liabilities assumed.  Approximately $10,000 of other current assets and $640,000 of fixed assets was recorded with respect to this transaction.

On April 4, 2011, we completed our acquisition of five multi-modality imaging centers in Maryland from Diagnostic Health Corporation for an aggregate of $5.2 million in cash and the assumption of approximately $1.8 million in certain liabilities.  The facilities located in the cities of Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, X-ray and other related modalities. We have made a preliminary fair value determination of the assets acquired and liabilities assumed.  Approximately $25,000 of other current assets, $5.0 million of fixed assets and $2.0 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.8 million of capital lease debt and $102,000 of accrued liabilities.

On February 18, 2011, we completed our acquisition of Team Radiology, Inc. from Team Health, Inc. for approximately $243,000.  A provider of teleradiology services, Team Radiology will complement our teleradiology operations acquired from Imaging on Call, LLC.  We have made a preliminary fair value determination of the assets acquired and liabilities assumed and approximately $93,000 of other current assets, $126,000 of fixed assets and $24,000 of intangible assets related to the value of customer relationships and trade name was recorded with respect to this transaction.

On February 16, 2011, we acquired the diagnostic imaging practice of Stuart London, MD in Oakland, CA for $600,000.  Upon acquisition, we relocated the practice to a nearby existing Oakland center. We have made a preliminary fair value determination of the assets acquired and liabilities assumed and have allocated the full purchase price of $600,000 to goodwill.

On January 3, 2011, we completed our acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York, for $5.5 million cash plus an earn-out of up to an additional $2.5 million. We have made a fair value determination of the assets acquired and liabilities assumed.  Approximately $1.6 million of accounts receivable and other current assets, $785,000 of fixed assets, $850,000 of intangible assets related to the value of customer relationships and trade name, and $3.8 million of goodwill was recorded with respect to this transaction.  We also assumed approximately $1.5 million of accrued liabilities of which approximately $790,000 related to our estimated fair value of the earn-out mentioned above.  Upon termination of the earn-out period, we finalized our calculation of the required earn-out payment and received final approval and agreement from the seller in the amount of $452,000.  The final calculation was based on actual revenue recorded during the first year of our operation of the business. Actual revenue was lower than our estimate due to certain contract cancelations which occurred subsequent to the acquisition date and could not have been forecasted for our acquisition date fair value determination.  Accordingly, we recorded an adjustment of approximately $338,000 to our accrued liabilities and recognized this subsequent adjustment in earnings.

On December 31, 2010, we completed our acquisition of two imaging centers from Presgar Imaging and affiliated entities located in Brooklyn and Orchard Park, New York for cash consideration of $1.6 million plus the assumption of approximately $700,000 of debt. Highway Imaging in Brooklyn and Parkland Diagnostic in Orchard Park are both multimodality facilities, offering a combination of MRI, CT, PET/CT, ultrasound, mammography, bone density and X-ray.  We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.8 million of fixed assets, and $102,000 of goodwill was recorded with respect to this transaction.  Also, we assumed approximately $700,000 of equipment notes and $610,000 of accrued expenses.

On October 1, 2010, we completed the acquisition of five medical imaging facilities located in Northern New Jersey and a 50% equity interest in a sixth center from Progressive Health, LLC and certain affiliates and related entities for an aggregate of $17.2 million in cash and a warrant to purchase our common stock, which had a fair value of approximately $306,000 on the day it was granted. See Note 4 to the consolidated financial statements of this annual report for more detail relating to our fair value determination of the assets acquired and liabilities assumed.

 On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc., for approximately $8.5 million in cash and a $2.2 million promissory note to the former shareholders of eRAD. eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.  See Note 4 for more detail relating to our fair value determination of the assets acquired and liabilities assumed.

On September 10, 2010, we completed the acquisition of substantially all of the assets of Korangy Medical Equipment, LLC in Catonsville, Maryland for approximately $605,000. We have made a fair value determination of the acquired assets and assumed liabilities and $605,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On August 11, 2010, we completed the acquisition of Health Diagnostics of New Jersey in Edison, New Jersey for approximately $3.5 million.  We have made a fair value determination of the acquired assets and assumed liabilities and $3.0 million of fixed assets, $300,000 of other intangible assets related to covenant not to compete contracts, and $977,000 of goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $635,000 for obligations under an existing operating facility lease through February of 2014 that we do not intend to utilize.

On July 1, 2010, we completed the acquisition of an imaging center located in Fremont, California from Insight Health Corp. for approximately $141,000.  We have made a fair value determination of the acquired assets and assumed liabilities and $170,000 of fixed assets, $150,000 of other intangible assets related to covenant not to compete contracts, and no goodwill was recorded with respect to this transaction.  Also, we recorded a reserve of approximately $184,000 for obligations under an existing operating facility lease through August of 2012 that we do not intend to utilize.

On July 1, 2010, we completed the acquisition of Delaware Orthopedic Specialists in Newark, Delaware for approximately $525,000.  We have made a fair value determination of the acquired assets and assumed liabilities and $430,000 of fixed assets, $95,000 of other intangible assets related to covenant not to compete contracts, and no goodwill was recorded with respect to this transaction.

On May 1, 2010, we completed the acquisition of Touchstone Imaging of Bowie, LLC in Bowie, Maryland for approximately $595,000. We have made a fair value determination of the acquired assets and assumed liabilities and $595,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we completed the acquisition of Delaware Diagnostic Services, Inc. (Limestone) in Wilmington, Delaware for approximately $87,000. We have made a fair value determination of the acquired assets and assumed liabilities and $87,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On April 30, 2010, we acquired three multi-modality facilities from Sonix Medical Resources, Inc. through a bankruptcy proceeding in New York for approximately $2.3 million in cash. The facilities located in Brooklyn, New York, Chatham, New Jersey and Haddon Heights, New Jersey operate a combination of MRI, CT, mammography, ultrasound, fluoroscopy, X-ray and related modalities. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.4 million of fixed assets and $884,000 of goodwill was recorded with respect to this transaction.

On April 1, 2010, we completed the acquisition of Truxtun Medical Group in Bakersfield, California for approximately $20.3 million in cash and the issuance of 375,000 shares of RadNet, Inc. common stock valued at approximately $1.2 million on the date of acquisition. Truxtun operates four multi-modality facilities in Bakersfield, a Metropolitan Statistical Area in Kern County, California. Truxtun provides a broad range of services including MRI, CT, PET/CT, mammography, nuclear medicine, fluoroscopy, ultrasound, X-ray and related procedures. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $6.9 million of fixed assets, $1.6 million of other intangible assets related to Trade-name and covenant not to compete contracts, and $10.7 million of goodwill was recorded with respect to this transaction.

On March 15, 2010, we acquired the imaging practice of Theodore Feit, M.D., Inc. in Burbank, California for cash consideration of $350,000. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $350,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 1, 2010, we completed the acquisition of Anaheim Open MRI in Anaheim, California for cash consideration of $910,000. The facility operates MRI, CT, ultrasound and X-ray, and has been rebranded as Anaheim Advanced Imaging. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $605,000 of fixed assets and $305,000 of goodwill was recorded with respect to this transaction.

On January 1, 2010, we completed the acquisition of Union Imaging Center in Union, New Jersey from Modern Medical Modalities Corporation for approximately $5.4 million in cash and the issuance of 75,000 shares of RadNet, Inc. common stock valued at approximately $153,000 on the date of acquisition. The center operates imaging modalities including MRI, CT, PET/CT, mammography, ultrasound, nuclear medicine and X-ray. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.9 million of fixed assets and $3.7 million of goodwill was recorded with respect to this transaction.

On October 1, 2009, we completed the acquisition of the imaging assets of Chesapeake Urology Associates in Baltimore, Maryland for approximately $950,000.  Chesapeake Urology operated CT scanners in three locations in the greater Baltimore area. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $650,000 of fixed assets, $275,000 of covenant not to compete contracts and $19,000 of goodwill was recorded with respect to this transaction.

On October 1, 2009, we completed the acquisition of the women’s imaging business of Ridgewood Diagnostics, a multi-modality women’s imaging practice located near Rochester, New York’s Unity Hospital for $1.1 million and 50,000 shares of RadNet common stock valued at approximately $129,000 on the date of acquisition.  In conjunction with the Ridgewood Diagnostics transaction, on October 16, 2009, we completed the acquisition of the women’s imaging business of Unity Hospital for $100,000.  We have made a fair value determination of the acquired assets and assumed liabilities and approximately $92,000 of fixed assets, $150,000 of covenant not to compete contracts and $1.1 million of goodwill was recorded with respect to these transactions.

On June 12, 2009, we acquired the assets and business of nine imaging centers located in New Jersey from an unrelated third party for approximately $2.1 million.  At the time of the acquisition, we immediately sold the assets and business of one of those nine centers to an unrelated third party for approximately $650,000. We have made a fair value determination of the acquired assets and assumed liabilities associated with the remaining eight centers at their respective fair values.

In accordance with accounting standards, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We undertook such a reassessment, and as a result, has recorded a gain on bargain purchase of approximately $1.4 million.

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

In our fair value determination we recorded approximately $3.1 million of land and fixed assets, $250,000 of intangible assets and $121,000 of other current assets.

On March 31, 2009, we acquired the assets and business of Inter-County Imaging in Yonkers, NY for approximately $553,000.  We have made a fair value determination of the acquired assets and assumed liabilities and approximately $500,000 of fixed assets and no goodwill was recorded with respect to this transaction.

On March 27, 2009, we acquired the assets and business of Elite Diagnostic Imaging, LLC in Victorville, CA for approximately $1.3 million.  We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.2 million of fixed assets and $100,000 of goodwill was recorded with respect to this transaction.

NOTE 4 – MATERIAL ACQUISITIONS

Material acquisitions completed in 2011

On November 7, 2011, we completed our acquisition of RH.  We have determined that this acquisition was material.  Accordingly, as required under ASC 805-10-50, Business Combinations – Disclosure, we are providing below certain additional disclosures relating to this acquisition.

The total purchase price for the above business is as follows (in thousands):

Cash	$28,210
Equipment-related debt	3,227
Promissory note	9,000
Total combined purchase price	$40,437

Under the acquisition method of accounting, the determination of the net tangible and intangible assets acquired and liabilities assumed is based on the estimated fair values of the acquired assets and liabilities assumed as of the date of acquisition.  The following table summarizes the preliminary fair value determination (in thousands).

Working capital	$2,909
Assets held for sale	2,300
Property and equipment	30,996
Joint venture interests	952
Goodwill	3,918
Other assets	279
Other liabilities	(917)
$40,437

We have estimated the fair value of working capital which consists of $3.6 million of cash, $8.3 million of accounts receivable, $900,000 of prepaid expenses, $9.2 million of accounts payable and accrued expenses and 700,000 of payables to non-consolidated joint ventures.

We have estimated the fair value of certain assets that we agreed to sell shortly after acquisition and have classified their fair value as assets held for sale.  We expect to complete this sale by the end our first quarter 2012 for the agreed upon price of $2.3 million.

We have estimated the fair value of tangible assets acquired and liabilities assumed. Some of these estimates are subject to change, particularly those estimates relating to the valuation of property and equipment. The final fair value determination will be based upon the fair value of assets and liabilities assumed, and in these cases, we will use the services of an external valuation firm to assist us in determining the final fair values which we expect to have completed during our second quarter ended June 30, 2012.

The revenue and earnings of RH included in our consolidated statement of operations from the respective actual acquisition date to the period ended December 31, 2011 are as follows (in thousands):

Net revenue	$11,471
Net income	683

The following unaudited pro-forma financial information for the years ended December 31, 2011 and 2010 represents the combined results of operations of us and RH as if RH’s acquisition had occurred on a single date of January 1, 2010.  The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the entities comprising RH constituted a single entity during such periods (in thousands).

	Years Ended
	December 31,
	2011	2010
Net revenue	$695,136	$656,457
Net loss	(11,160)	(77,965)
Pro-forma net loss per share	(0.29)	(2.12)

Material acquisitions completed in 2010

On October 1, 2010, we completed our acquisition of Image Medical Corporation, parent of eRAD, Inc., and our acquisition of five imaging centers in Northern New Jersey and a 50% equity interest in a sixth center from Progressive Health, LLC and certain affiliates and related entities. We determined that each of these acquisitions was material.  Accordingly, as required under ASC 805-10-50, we are providing below certain additional disclosures on an aggregate basis relating to these two acquisitions.

The total purchase price for the above businesses (collectively, the “Group”) is as follows (in thousands):

Cash	$25,636
Fair value of warrant issued	306
Promissory note	2,250
Total combined purchase price for the Group	$28,192

Under the acquisition method of accounting, the determination of the Group’s net tangible and intangible assets acquired and liabilities assumed is based on the fair values of the acquired assets and liabilities assumed as of the date of each individual acquisition.  The following table summarizes the final fair value determination (in thousands).

Current assets	$1,903
Property and equipment, net	3,585
Identifiable intangible assets	2,550
Goodwill	23,995
Current liabilities	(2,426)
Capital lease obligations and other	(1,415)
$28,192

Identifiable intangible assets consist of the following (in thousands):

		Amortization	Annual
	Fair Value	Period	Amortization
Trade Name	$1,500	Indefinite	Not applicable
Customer Relationships	250	5 Years	50
Developed Technology	800	5 Years	160
	$2,550		$210

Intangible assets are being amortized using the straight-line method, considering the pattern in which the economic benefits of the intangible assets are consumed.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2011 totaled $159.5 million. Goodwill is recorded as a result of business combinations.  Activity in goodwill for the years ended December 31, 2009, 2010 and 2011, is provided below (in thousands):

Balance as of December 31, 2008	$105,278
Goodwill acquired through the acquisition of Elite Diagnostic Imaging, LLC	100
Goodwill acquired through the acquisition of Ridgewood Diagnostics and Unity Hospital	1,105
Goodwill acquired through the acquisition of Chesapeake Urology Associates	19
Balance as of December 31, 2009	106,502
Goodwill acquired through the acquisition of Union Imaging	3,748
Goodwill acquired through the acquisition of Anaheim Open MRI	305
Goodwill acquired through the acquisition of Truxtun Medical Group	10,652
Goodwill acquired through the acquisition of Sonix Medical Resources	884
Goodwill acquired through the acquisition of Health Diagnostics	977
Goodwill acquired through the acquisition of Image Medical Corporation	7,327
Goodwill acquired through the acquisition of Progressive Health	12,856
Goodwill acquired through the acquisition of two imaging centers from Presgar Imaging	102
Balance as of December 31, 2010	143,353
Goodwill acquired through the acquisition of Imaging On Call, LLC	3,799
Goodwill acquired through the acquisition of the imaging practice of Stuart London, MD	600
Goodwill acquired through the acquisition of certain imaging centers from Diagnostic Health Corp.	2,009
Goodwill acquired through the acquisition of Hematology-Oncology	1,016
Adjustments to our preliminary allocation of the purchase price of Image Medical Corp.	2,443
Adjustments to our preliminary allocation of the purchase price of Progressive Health	1,369
Adjustments to our preliminary allocation of the purchase price of Presgar Imaging	155
Goodwill acquired through the acquisition of our controlling interest in Radar, LLC	845
Goodwill acquired through the acquisition of Raven Holdings U.S., Inc.	3,918
Balance as of December 31, 2011	$159,507

The amount of goodwill from these acquisitions that is deductible for tax purposes is $ 89.8 million.

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at a cost of $57.9 million less accumulated amortization of $11.9 million at December 31, 2011.  Also included in other intangible assets is the value of covenant not to compete contracts associated with our recent facility acquisitions (see Note 3 above) totaling $4.3 million less accumulated amortization of $3.2 million, as well as the value of trade names associated with acquired imaging facilities totaling $5.7 million less accumulated amortization of $1.2 million.   Also in connection with our recent purchase of eRAD (see Note 4 above) and included in other intangible assets is the value of eRAD’s developed technology and its customer relationships.  Amortization expense for the year ended December 31, 2011, 2010 and 2009 was $3.5 million, $3.5 million and $3.2 million, respectively.  Intangible assets are amortized using the straight-line method.  Management service agreements are amortized over 25 years using the straight line method.  Developed technology and customer relationships are amortized over 5 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total

Management Service Contracts	$2,315	$2,315	$2,315	$2,315	$2,315	$34,440	$46,015
Covenant not to compete contracts	629	244	173	61	-	-	1,107
Customer relationships	197	197	197	182	-	-	773
Developed technology and in-process R&D	189	189	189	149	24	-	740
Trade Names	150	112	-	-	-	-	262
Total Annual Amortization	$3,480	$3,057	$2,874	$2,707	$2,339	$34,440	$48,897

This table excludes approximately $4.2 million of Trade Names that we have determined to have an indefinite life.

NOTE 6 – RECENT ACCOUNTING STANDARDS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The guidance provided in this ASU is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to have an impact on our financial condition, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present the components of other comprehensive income and the total of comprehensive income. The guidance provided in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this standard to have an impact on our financial condition, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. The guidance provided in this ASU will be effective for us beginning in the three months ending March 31, 2012. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable will also be required. The adoption of this ASU is not expected to have any impact on our financial condition, overall results of operations or cash flows. Upon adoption of this ASU, we will reclassify the provision for bad debts related to prior period patient service revenue as a deduction from patient service revenue as required by this ASU.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test described in Topic 350. The guidance provided in this ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect the adoption of this standard to have an impact on our financial condition, results of operations or cash flows.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2011	2010
Land	$250	$250
Medical equipment	278,345	226,315
Office equipment, furniture and fixtures	67,906	57,292
Leasehold improvements	155,003	131,411
Equipment under capital lease	28,926	43,735
	530,430	459,003
Accumulated depreciation and amortization	(314,903)	(264,773)
	$215,527	$194,230

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2011, 2010 and 2009 was $57.5 million, $54.0 million and $53.8 million, respectively.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2011	2010

Accounts payable	$29,984	$24,659
Accrued expenses	41,226	34,531
Accrued payroll and vacation	21,212	15,626
Accrued professional fees	10,679	7,803
Total	$103,101	$82,619

NOTE 9 - NOTES PAYABLE, LINE OF CREDIT AND CAPITAL LEASES

On November 15, 2006, we entered into a $405 million senior secured credit facility with GE Commercial Finance Healthcare Financial Services. This facility was used to refinance existing indebtedness, finance our acquisition of Radiologix, pay transaction costs and expenses relating to our acquisition of Radiologix, and provide financing for working capital needs post-acquisition.  The facility consisted of a revolving credit facility of up to $45 million, a $225 million first lien Term Loan and a $135 million second lien Term Loan.  On August 23, 2007, we secured an incremental $35 million as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services.  The incremental facility consisted of an additional $25 million as part of our first lien Term Loan and $10 million of additional capacity under our existing revolving line of credit bringing the total capacity to $55 million. On February 22, 2008, we secured a second incremental $35 million of capacity as part of our existing credit facilities with GE Commercial Finance Healthcare Financial Services, all collectively referred to as our “GE Credit Facility.

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585.0 million.  As part of the debt refinancing plan, our wholly owned subsidiary Radnet Management, Inc. issued and sold $200.0 million in 10 3/8% senior unsecured notes due 2018 (the "senior notes"). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture agreement dated April 6, 2010 (the “Indenture”), by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms.  The exchange offer was completed on February 14, 2011.

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

In connection with the issuance of the senior notes and entering into the New Credit Agreement, Radnet Management used the net proceeds from the issuance of the senior notes and the New Credit Facilities created by the New Credit Agreement to repay in full its existing first lien term loan for $242.0 million in aggregate principal amount outstanding, which would have matured on November 15, 2012, and its second lien term loan for $170.0 million in aggregate principal amount outstanding, which would have matured on November 15, 2013.

On November 8, 2011, in conjunction with our acquisition of the U.S. imaging operations of CML HealthCare Inc. (RH), we increased the size of our revolving credit facility by $21.25 million (“Incremental Commitments”), to $121.25 million of total borrowing capacity.  The increased facility size will provide additional borrowing availability to fund further acquisitions and general working capital needs.

At December 31, 2011, we had $200.0 million aggregate principal amount of senior notes outstanding, $280.0 million of senior secured term loan debt outstanding and $58.0 million outstanding under the revolving credit facility.

New Credit Agreement

As mentioned above, on April 6, 2010, we entered into the New Credit Agreement pursuant to which we obtained $385 million in senior secured bank financing, consisting of a $285 million, six-year term loan facility and a $100 million (increased to $121.25 million on November 8, 2011), five-year revolving credit facility. In connection with the New Credit Facilities, we terminated the GE Credit Facility.

Interest. The New Credit Facilities bear interest through maturity at a rate determined by adding the applicable margin to either (a) the Base Rate, which is the highest of the (i) Prime Rate, (ii) the rate which is 0.5% in excess of the Federal Funds Effective Rate, (iii) 3.00% and (iv) 1.00% in excess of the one-month Adjusted Eurodollar Rate at such time, or (b) the Adjusted Eurodollar Rate, which is the higher of (i) the London interbank offered rate, adjusted for statutory reserve requirements, for the respective interest period, as determined by the administrative agent and (ii) 2.00%.  Applicable margin means (i) (a) with respect to Tranche B Term Loans that are Eurodollar Rate Loans, 3.75% per annum and (b) with respect to Tranche B Term Loans that are Base Rate Loans, 2.75% per annum; and (ii) (a) with respect to Revolving Loans that are Eurodollar Rate Loans, 3.75% (increased to 4.25% in conjunction with the Incremental Commitments) per annum and (b) with respect to Revolving Loans and Swing Line Loans that are Base Rate Loans, 2.75% (increased to 3.25% in conjunction with the Incremental Commitments) per annum.

Payments. Commencing on June 30, 2010, we began making quarterly amortization payments on the term loan facility, each in the amount of $712,500, with the remaining principal balance paid at maturity.  Under the New Credit Agreement, we are also required to make mandatory prepayments, subject to specified exceptions, from consolidated excess cash flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the loan documents relating to the New Credit Facilities) and (iv) the receipt of net cash proceeds by us or any of our subsidiaries from “Extraordinary Receipts” as defined in the New Credit Agreement.

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

Senior Notes

Also, as mentioned above, on April 6, 2010, we issued $200 million in aggregate amount of unsecured senior notes which have a coupon of 10.375% and were issued at a price of 98.680%. The senior notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries.  The senior notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. We will pay interest on the senior notes on April 1 and October 1, commencing October 1, 2010, and they will expire on April 1, 2018. The senior notes are governed under the Indenture. Under the terms of the Indenture, we agreed to file a registration statement with the SEC relating to an offer to exchange the senior notes for registered publicly tradable notes that have substantially identical terms as the senior notes. On August 30, 2010, we filed a registration statement on Form S-4 with the SEC relating to the offer to exchange the senior notes.  On January 13, 2011, our registration statement was declared effective by the SEC.  On February 14, 2011, we completed an exchange offer whereby all senior notes were exchanged for registered publicly tradable notes.

Ranking. The senior notes and the guarantees:

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

●	are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that is not a guarantor of the senior notes.

Optional Redemption. Radnet Management may redeem the senior notes, in whole or in part, at any time on or after April 1, 2014, at the redemption prices specified under the Indenture.  Prior to April 1, 2013, we may redeem up to 35% of aggregate principal amount of the senior notes issued under the Indenture from the net proceeds of one or more equity offerings at a redemption price equal to 110.375% of the senior notes redeemed, plus accrued and unpaid interest, if any.  Radnet Management is also permitted to redeem the senior notes prior to April 1, 2014, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole premium and accrued and unpaid interest, if any.

Change of Control and Asset Sales. If a change in control of Radnet Management occurs, Radnet Management must give holders of the senior notes the opportunity to sell their senior notes at 101% of their face amount, plus accrued interest.  If we or one of our restricted subsidiaries sells assets under certain circumstances, Radnet Management will be required to make an offer to purchase the senior notes at their face amount, plus accrued and unpaid interest to the purchase date.

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture.  As of December 31, 2011, we were in compliance with all covenants.

Notes payable, line of credit and capital lease obligations consist of the following (in thousands):

	December 31,
	2011	2010
Revolving lines of credit	$58,000	$-

Senior secured term loan	280,013	282,862

Senior unsecured notes	200,000	200,000

Discount on Notes	(2,232)	(2,476)

Promissory notes payable to the former shareholders of businesses acquired at interest rates ranging from 4.0% to 6.0%, due through 2016	10,470	2,166

Equipment notes payable at interest rates ranging from 7.1% to 11.7%, due through 2015, collateralized by medical equipment	2,403	7,244

Obligations under capital leases at interest rates ranging from 9.0% to 11.7%, due through 2015, collateralized by medical and office equipment	10,172	14,778
	558,826	504,574
Less: current portion	(13,442)	(17,357)
	$545,384	$487,217

The following is a listing of annual principal maturities of notes payable exclusive of capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2012	$6,608
2013	5,674
2014	5,324
2015	62,811
2016	270,470
Thereafter	197,767
$548,654

We lease equipment under capital lease arrangements.  Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2012	$7,318
2013	2,560
2014	954
2015	12
Total minimum payments	10,844
Amount representing interest	(672)
Present value of net minimum lease payments	10,172
Less current portion	(6,834)
Long-term portion	$3,338

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

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
 December 31, 2011
(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$1,366	$-	$1,089	$-	$2,455
Accounts receivable, net	-	-	78,229	50,203	-	128,432
Asset held for sale	-	-	2,300	-	-	2,300
Prepaid expenses and other current assets	-	11,858	6,651	631	-	19,140
Total current assets	-	13,224	87,180	51,923	-	152,327
PROPERTY AND EQUIPMENT, NET	-	46,445	168,213	869	-	215,527
OTHER ASSETS
Goodwill	-	42,784	115,878	845	-	159,507
Other intangible assets	-	50	52,916	139	-	53,105
Deferred financing costs, net	-	13,490	-	-	-	13,490
Investment in subsidiaries	(70,756)	249,763	9,974	-	(188,981)	-
Investment in joint ventures	-	-	22,326	-	-	22,326
Deposits and other	-	1,279	1,627	-	-	2,906
Total assets	$(70,756)	$367,035	$458,114	$53,776	$(188,981)	$619,188
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Intercompany	$-	$(160,017)	$124,679	$35,338	$-	$-
Accounts payable and accrued expenses	-	50,262	45,324	7,515	-	103,101
Due to affiliates	-	-	3,762	-	-	3,762
Deferred revenue	-	-	1,076	-	-	1,076
Current portion of notes payable	-	2,981	3,627	-	-	6,608
Current portion of deferred rent	-	502	497	-	-	999
Obligations under capital leases	-	2,996	3,838	-	-	6,834
Total current liabilities	-	(103,276)	182,803	42,853	-	122,380
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	7,734	4,673	-	-	12,407
Deferred taxes	-	-	277	-	-	277
Line of credit	-	58,000	-	-	-	58,000
Notes payable, net of current portion	-	474,165	9,881	-	-	484,046
Obligations under capital leases, net of current portion	-	1,168	2,170	-	-	3,338
Other non-current liabilities	-	-	8,547	-	-	8,547
Total liabilities	-	437,791	208,351	42,853	-	688,995

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(70,756)	(70,756)	249,763	9,974	(188,981)	(70,756)
Noncontrolling interests	-	-	-	949	-	949
Total equity deficit	(70,756)	(70,756)	249,763	10,923	(188,981)	(69,807)
Total liabilities and equity deficit	$(70,756)	$367,035	$458,114	$53,776	$(188,981)	$619,188

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
 December 31, 2010
(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$205	$-	$422	$-	$627
Accounts receivable, net	-	-	52,493	43,601	-	96,094
Prepaid expenses and other current assets	-	8,481	5,543	280	-	14,304
Total current assets	-	8,686	58,036	44,303	-	111,025
PROPERTY AND EQUIPMENT, NET	-	46,893	145,770	1,567	-	194,230
OTHER ASSETS
Goodwill	-	41,768	101,585	-	-	143,353
Other intangible assets	-	137	57,211	-	-	57,348
Deferred financing costs, net	-	15,486	-	-	-	15,486
Investment in subsidiaries	(82,530)	218,393	9,223	-	(145,086)	-
Investment in joint ventures	-	-	15,444	-	-	15,444
Deposits and other	-	1,320	1,308	-	-	2,628
Total assets	$(82,530)	$332,683	$388,577	$45,870	$(145,086)	$539,514
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Intercompany	$-	$(133,637)	$107,258	$26,379	-	-
Accounts payable and accrued expenses	-	44,450	30,997	7,172	-	82,619
Due to affiliates	-	-	1,082	1,893	-	2,975
Deferred revenue	-	-	1,568	-	-	1,568
Current portion of notes payable	-	3,082	5,136	-	-	8,218
Current portion of deferred rent	-	321	424	-	-	745
Obligations under capital leases	-	5,640	3,150	349	-	9,139
Total current liabilities	-	(80,144)	149,615	35,793	-	105,264
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	6,086	4,293	-	-	10,379
Deferred taxes	-	-	277	-	-	277
Notes payable, net of current portion	-	475,231	6,347	-	-	481,578
Obligations under capital leases, net of current portion	-	3,535	1,307	797	-	5,639
Other non-current liabilities	-	10,505	8,345	-	-	18,850
Total liabilities	-	415,213	170,184	36,590	-	621,987

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(82,530)	(82,530)	218,393	9,223	(145,086)	(82,530)
Noncontrolling interests	-	-	-	57	-	57
Total equity deficit	(82,530)	(82,530)	218,393	9,280	(145,086)	(82,473)
Total liabilities and equity deficit	$(82,530)	$332,683	$388,577	$45,870	$(145,086)	$539,514

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Year Ended  December 31, 2011
(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$125,916	$435,485	$58,399	$-	$619,800

OPERATING EXPENSES
Operating expenses	-	108,530	314,958	54,340	-	477,828
Depreciation and amortization	-	13,986	43,268	227	-	57,481
Provision for bad debts	-	4,485	27,755	2,439	-	34,679
Loss (gain) on sale and disposal of equipment	-	(2,512)	272	-	-	(2,240)
Severance costs	-	267	1,124	-	-	1,391
Total operating expenses	-	124,756	387,377	57,006	-	569,139

INCOME FROM OPERATIONS	-	1,160	48,108	1,393	-	50,661

OTHER EXPENSES
Interest expense	-	30,458	22,337	3	-	52,798
Loss on extinguishment of debt	-	-	-	-	-	-
Other expenses (income)	-	(5,165)	90	-	-	(5,075)
Total other expenses	-	25,293	22,427	3	-	47,723

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(24,133)	25,681	1,390	-	2,938
Provision for income taxes	-	(46)	(770)	(4)	-	(820)
Equity in earnings (losses) of consolidated subsidiaries	7,231	31,410	1,275		(39,916)	-
Equity in earnings of joint ventures	-	-	5,224	-	-	5,224
NET INCOME (LOSS)	7,231	7,231	31,410	1,386	(39,916)	7,342
Net income attributable to noncontrolling interests	-	-	-	111	-	111
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,231	$7,231	$31,410	$1,275	$(39,916)	$7,231

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Year Ended  December 31, 2010
(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$119,659	$375,051	$57,105	$-	$551,815

OPERATING EXPENSES
Operating expenses	-	103,563	264,258	53,152	-	420,973
Depreciation and amortization	-	13,656	40,150	191	-	53,997
Provision for bad debts	-	5,243	25,426	2,489	-	33,158
Loss on sale and disposal of equipment	-	141	995	-	-	1,136
Severance costs	-	490	321	27	-	838
Total operating expenses	-	123,093	331,150	55,859	-	510,102

INCOME FROM OPERATIONS	-	(3,434)	43,901	1,246	-	41,713

OTHER EXPENSES
Interest expense	-	25,405	22,965	28	-	48,398
Loss on extinguishment of debt	-	9,871	-	-	-	9,871
Other expenses	-	362	143	-	-	505
Total other expenses	-	35,638	23,108	28	-	58,774

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JONT VENTURES	-	(39,072)	20,793	1,218	-	(17,061)
Provision for income taxes	-	(38)	(532)	(6)	-	(576)
Equity in earnings (losses) of consolidated subsidiaries	(12,852)	26,258	1,045	-	(14,451)	-
Equity in earnings of joint ventures	-	-	4,952	-	-	4,952
NET INCOME (LOSS)	(12,852)	(12,852)	26,258	1,212	(14,451)	(12,685)
Net income attributable to noncontrolling interests	-	-	-	167	-	167
NET INCOME (LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(12,852)	$(12,852)	$26,258	$1,045	$(14,451)	$(12,852)

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Year Ended  December 31, 2009
(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET REVENUE	$-	$121,879	$353,083	$52,653	$-	$527,615

OPERATING EXPENSES
Operating expenses	-	107,512	240,328	49,913	-	397,753
Depreciation and amortization	-	13,457	40,199	144	-	53,800
Provision for bad debts	-	3,676	27,377	1,651	-	32,704
Loss on sale and disposal of equipment	-	-	523	-	-	523
Severance costs	-	78	650	3	-	731
Total operating expenses	-	124,723	309,077	51,711	-	485,511

INCOME FROM OPERATIONS	-	(2,844)	44,006	942	-	42,104

OTHER EXPENSES
Interest expense	-	25,810	24,201	5	-	50,016
Gain on bargin purchase	-	-	(1,387)	-	-	(1,387)
Other expenses	-	188	228	-	-	416
Total other expenses	-	25,998	23,042	5	-	49,045

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(28,842)	20,964	937	-	(6,941)
Provision for income taxes	-	(18)	(425)	-	-	(443)
Equity in earnings (losses) of consolidated subsidiaries	(2,267)	26,593	845	-	(25,171)	-
Equity in earnings of joint ventures	-	-	5,209	-	-	5,209
NET INCOME (LOSS)	(2,267)	(2,267)	26,593	937	(25,171)	(2,175)
Net income attributable to noncontrolling interests	-	-	-	92	-	92
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$(2,267)	$(2,267)	$26,593	$845	$(25,171)	$(2,267)

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Year Ended  December 31, 2011
(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,231	$7,231	$31,410	$1,386	$(39,916)	$7,342
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	13,986	43,268	227	-	57,481
Provision for bad debts	-	4,485	27,755	2,439	-	34,679
Equity in (earnings) loss of consolidated subsidiaries	(7,231)	(31,410)	(1,275)	-	39,916	-
Distributions from consolidated subsidiaries	-	-	1,597	-	(1,597)	-
Equity in earnings of joint ventures	-	-	(5,224)	-	-	(5,224)
Distributions from joint ventures	-	-	4,993	-	-	4,993
Deferred rent amortization	-	1,811	471	-	-	2,282
Deferred financing cost interest expense	-	2,940	-	-	-	2,940
Amortization of bond discount	-	244	-	-	-	244
Loss (gain) on sale and disposal of equipment	-	(2,512)	272	-	-	(2,240)
Amortization of cash flow hedge	-	918	307	-	-	1,225
Stock-based compensation	-	778	2,332	-	-	3,110
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(40,198)	(17,156)	-	(57,354)
Other current assets	-	(3,366)	(183)	(386)	-	(3,935)
A/P I/C	-	-	-	-	-	-
Other assets	-	41	2	-	-	43
Deferred revenue	-	-	(492)	-	-	(492)
Accounts payable and accrued expenses	-	(26,944)	22,968	16,518	-	12,542
Net cash provided by (used in) operating activities	-	(31,798)	88,003	3,028	(1,597)	57,636
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(1,999)	(40,991)	-	-	(42,990)
Proceeds from sale of equipment	-	-	325	-	-	325
Proceeds from insurance claims on damaged equipment	-	2,422	318	-	-	2,740
Purchase of property and equipment	-	(11,125)	(30,984)	(611)	-	(42,720)
Purchase of equity interest in joint ventures	-	-	(5,094)	-	-	(5,094)
Net cash used in investing activities	-	(10,702)	(76,426)	(611)	-	(87,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(7,181)	(11,575)	-	-	(18,756)
Repayment of debt	-	-	-	-	-	-
Proceeds from borrowings	-	-	-	-	-	-
Deferred financing costs	-	(944)	-	-	-	(944)
Distributions paid to noncontrolling interests	-	-	-	(1,751)	1,597	(154)
Proceeds from, net of payments, on line of credit	-	58,000	-	-	-	58,000
Payments to counterparties of cash flow hedges	-	(6,455)	-	-	-	(6,455)
Proceeds from issuance of common stock	-	242	-	-	-	242
Net cash provided by (used in) financing activities	-	43,662	(11,575)	(1,751)	1,597	31,933
EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	(2)	-	-	(2)

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	1,162	-	666	-	1,828
CASH AND CASH EQUIVALENTS, beginning of period	-	205	-	422	-	627
CASH AND CASH EQUIVALENTS, end of period	$-	$1,367	$-	$1,088	$-	$2,455

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Year Ended  December 31, 2010
(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,852)	$(12,852)	$26,258	$1,212	$(14,451)	$(12,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	13,656	40,150	191	-	53,997
Provision for bad debts	-	5,243	25,426	2,489	-	33,158
Equity in (earnings) loss of consolidated subsidiaries	12,852	(26,258)	(1,045)	-	14,451	-
Distributions from consolidated subsidiaries	-	-	1,247	-	(1,247)	-
Equity in earnings of joint ventures	-	-	(4,952)	-	-	(4,952)
Distributions from joint ventures	-	-	7,639	-	-	7,639
Deferred rent amortization	-	254	1,594	-	-	1,848
Deferred financing cost interest expense	-	2,797	-	-	-	2,797
Amortization of bond discount	-	164	-	-	-	164
Loss on sale and disposal of equipment	-	141	995	-	-	1,136
Loss on extinguishment of debt	-	9,871	-	-	-	9,871
Amortization of cash flow hedge	-	917	-	-	-	917
Stock-based compensation	-	929	2,789	-	-	3,718
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(22,951)	(13,034)	-	(35,985)
Other current assets	-	(2,552)	(635)	(39)	-	(3,226)
A/P I/C	-	-	-	-	-	-
Other assets	-	876	(852)	-	-	24
Deferred revenue	-	-	207	-	-	207
Accounts payable and accrued expenses	-	(27,504)	24,615	11,145	-	8,256
Net cash provided by (used in) operating activities	-	(34,318)	100,485	1,964	(1,247)	66,884
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(1,401)	(60,387)	14	-	(61,774)
Proceeds from sale of equipment	-	121	564	-	-	685
Purchase of property and equipment	-	(12,024)	(28,175)	(94)	-	(40,293)
Purchase of equity interest in joint ventures	-	-	-	-	-	-
Net cash used in investing activities	-	(13,304)	(87,998)	(80)	-	(101,382)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(8,903)	(12,476)	(84)	-	(21,463)
Repayment of debt	-	(412,000)	-	-	-	(412,000)
Proceeds from borrowings	-	482,360	-	-	-	482,360
Deferred financing costs	-	(17,613)	-	-	-	(17,613)
Distributions paid to noncontrolling interests	-	-	-	(1,378)	1,247	(131)
Payments on line of credit	-	-	-	-	-	-
Payments to counterparties of cash flow hedges	-	(6,382)	-	-	-	(6,382)
Proceeds from issuance of common stock	-	271	-	-	-	271
Net cash provided by (used in) financing activities	-	37,733	(12,476)	(1,462)	1,247	25,042
EFFECT OF EXCHANGE RATE CHANGES ON CASH NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(9,889)	-	422	-	(9,467)
CASH AND CASH EQUIVALENTS, beginning of period	-	10,094	-	-	-	10,094
CASH AND CASH EQUIVALENTS, end of period	$-	$205	$-	$422	$-	$627

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Year Ended  December 31, 2009
(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,267)	$(2,267)	$26,593	$937	$(25,171)	$(2,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	-	13,457	40,199	144	-	53,800
Provision for bad debts	-	3,676	27,377	1,651	-	32,704
Equity in (earnings) loss of consolidated subsidiaries	2,267	(26,593)	(845)	-	25,171	-
Distributions from consolidated subsidiaries	-	-	1,217	-	(1,217)	-
Equity in earnings of joint ventures	-	-	(5,209)	-	-	(5,209)
Distributions from joint ventures	-	-	7,667	-	-	7,667
Deferred rent amortization	-	474	620	-	-	1,094
Deferred financing cost interest expense	-	2,678	-	-	-	2,678
Loss on sale and disposal of equipment	-	-	523	-	-	523
Gain on bargain purchase	-	-	(1,387)	-	-	(1,387)
Amortization of cash flow hedge		6,119	-	-	-	6,119
Stock-based compensation	-	902	2,705	-	-	3,607
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(28,062)	383	-	(27,679)
Other current assets	-	1,405	2,785	16	-	4,206
Other assets	-	70	(45)	26	-	51
Accounts payable and accrued expenses	-	33,160	(30,717)	(1,824)	-	619
Net cash provided by operating activities	-	33,081	43,421	1,333	(1,217)	76,618
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	(1,258)	(4,827)	-	-	(6,085)
Purchase of property and equipment	-	(5,944)	(24,808)	-	-	(30,752)
Proceeds from sale of imaging facilities	-	-	650	-	-	650
Proceeds from sale of equipment	-	-	219	-	-	219
Purchase of equity interest in joint ventures	-	-	(315)	-	-	(315)
Net cash used in investing activities	-	(7,202)	(29,081)	-	-	(36,283)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(9,320)	(14,340)	-	-	(23,660)
Distributions paid to noncontrolling interests	-	-	-	(1,333)	1,217	(116)
Payments on line of credit	-	(1,742)	-	-	-	(1,742)
Payments to counterparties of cash flow hedges	-	(4,739)	-	-	-	(4,739)
Proceeds from issuance of common stock	-	16	-	-	-	16
Net cash provided by (used in) financing activities	-	(15,785)	(14,340)	(1,333)	1,217	(30,241)
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	10,094	-	-	-	10,094
CASH AND CASH EQUIVALENTS, beginning of period	-	-	-	-	-	-
CASH AND CASH EQUIVALENTS, end of period	$-	$10,094	$-	$-	$-	$10,094

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

As a result of our refinancing and the New Credit Agreement and the issuance of the senior notes completed on April 6, 2010, our interest rate swaps do not match the terms of our current bank debt and so accordingly, we have determined that they are no longer designated as cash flow hedges.  Accordingly, all changes in their fair value after April 6, 2010 are, and will continue to be recognized in earnings.

The related Accumulated Other Comprehensive Loss (AOCL) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010, the date of our refinancing, is being amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges.  From April 6, 2010 to December 31, 2011, approximately $2.2 million of AOCL was amortized to interest expense bringing the remaining balance of AOCL to $918,000 at December 31, 2011.  As of April 6, 2010, the fair value of the interest rate swaps was a negative $10.4 million.

At December 31, 2011 the negative fair value of these interest rate swaps was $5.1 million and was classified as current liabilities in our condensed consolidated balance sheet.  For the year ended December 31, 2011, we recognized approximately $5.4 million in other income related to the change in fair value of these interest rate swaps.

A tabular presentation of the fair value of derivative instruments as of December 31, 2011 and 2010 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other current liabilities	$(5,064)

A tabular presentation of the fair value of derivative instruments as of December 31, 2010 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Other non-current liabilities	$(10,505)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Year Ended December 31, 2011
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$5,441	Other income/ (expense)	* ($1,225)	Interest income/(expense)

For the Year Ended December 31, 2010
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,472)	($132)	Other income/ (expense)	* ($917)	Interest income/(expense)

For the Year Ended December 31, 2009
Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,311)	$823	Other income/ (expense)	* ($6,119)	Interest income/(expense)

  *    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

NOTE 12 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.  For the years ended December 31, 2011, 2010 and 2009, we recognized $820,000, $576,000 and $443,000, respectively, of state income tax.

	Years Ended December 31,
	2011	2010	2009

Federal tax	34.00%	34.00%	34.00%
State franchise tax, net of federal benefit	6.74%	-2.24%	-16.03%
Non deductible expenses	14.42%	-7.76%	-2.47%

Changes in valuation allowance	-44.79%	-28.68%	-39.78%
Income tax expense	10.37%	-4.68%	-24.28%

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2011	2010
Net operating losses	$79,874	$66,683

Accrued expenses	8,359	7,387
Unfavorable contract liability	3,559	3,578
Equity compensation	3,530	3,701
Allowance for doubtful accounts	1,820	3,608
Other	1,071	455
Valuation allowance	(65,883)	(56,617)
Total deferred tax assets	$32,331	$28,795

Deferred tax liabilities:
Property & equipment	(11,652)	(7,615)
Goodwill	(12,212)	(10,503)
Unrealized gain on hedging agreement	(2,478)	-
Intangibles	(5,202)	(10,326)
Other	(1,065)	(628)

Total deferred tax liabilities	$(32,608)	$(29,072)

Net deferred tax asset (liability)	$(277)	$(277)

As of December 31, 2011, we had federal and state net operating loss carryforwards of approximately $210.6 million and $152.0 million, respectively, which expire at various intervals from the years 2017 to 2031.  As of December 31, 2011, $30.3 million of our federal net operating loss carryforwards acquired in connection with the 1998 acquisition of Diagnostic Imaging Services, Inc., the 2006 acquisition of Radiologix Inc., the 2010 acquisition of Image Medical Corp. and the 2011 acquisition of Raven Holdings U.S., Inc. were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.  Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.  Cumulative excess tax benefits of $4.4 million, related to the exercise of nonqualified stock options, will be recorded in equity when realized.

We consider all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including tax planning strategies that would be employed to prevent an NOL from expiring unutilized. As of December 31, 2011, we have determined that deferred tax assets of $32.3 million are more-likely than not to be realized. We have also determined that deferred tax liabilities of $12.2 million are required related to book basis in goodwill that has an indefinite life.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

Year Ended	Total Net Operating Loss Carryforwards	Amount Subject to 382 limitation
2011	-	-
2012	-	-
2013	-	-
2014	-	-
2015	-	-
Thereafter	210,610	30,328
	$210,610	$30,328

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

In 2010, we acquired a subsidiary that recognized a liability for uncertain tax positions in a prior year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$-
Additional based on tax positions of acquired subsidiaries in prior years	90
Balance at December 31, 2011	$90

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized no penalties and interest during the years ended December 31, 2011, 2010 and 2009, and had assumed approximately $90,000 during the year ended December 31, 2010 for the payment of penalties and interest. The reserves for uncertain tax positions are included in accounts payable, accrued and other liabilities as of December 31, 2011 and 2010.

NOTE 13 – STOCK-BASED COMPENSATION

Stock Incentive Plans

We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006.  As of December 31. 2011, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of December 31, 2011, 4,488,917, or approximately 67.4%, of all the outstanding stock options and warrants under our option plans are fully vested.  During the year ended December 31, 2011, we granted options and warrants to acquire 1,290,000 shares of common stock.

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

As of December 31, 2011, 2,352,898, or approximately 94.0%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the year ended December 31, 2011, we did not grant warrants outside of our 2006 Plan.

 The following summarizes all of our option and warrant transactions in 2011:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Outstanding Options and Warrants		Exercise price	Contractual Life	Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2010	5,661,000	$3.65
Granted	1,290,000	3.14
Exercised	(51,250)	1.38
Canceled or expired	(243,500)	2.14
Balance, December 31, 2011	6,656,250	$3.62	2.89	$162,675
Exercisable at December 31, 2011	4,488,917	$3.74	2.47	$147,425

			Weighted Average
		Weighted Average	Remaining	Aggregate
Non-Plan		Exercise price	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2010	2,717,898	$2.24
Granted	-	-
Exercised	(215,000)	2.24
Canceled or expired	-	-
Balance, December 31, 2011	2,502,898	$2.58	1.02	$1,184,627
Exercisable at December 31, 2011	2,352,898	$2.45	1.09	$1,184,627

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on December 31, 2011. Total intrinsic value of options and warrants exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $605,650, $1.3 million and $848,000, respectively.  As of December 31, 2011, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends
December 31, 2011	1.62%	3.4 years	91.94%	-
December 31, 2010	1.92%	3.2 years	90.65%	-
December 31, 2009	2.65%	3.1 years	91.45%	-

Because we lack detailed information about exercise behavior at this time, we have determined the expected term assumption under the “Simplified Method” as defined in ASC Topic 718, Stock Compensation. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

The weighted-average grant date fair value of stock options and warrants granted during the years ended December 31, 2011, 2010 and 2009 was $1.92, $1.46 and $1.43, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases   – We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2025.  Certain leases contain renewal options from two to ten years and escalation based either on the consumer price index or fixed rent escalators.  The schedule below includes lease renewals that are reasonably assured.  Leases with fixed rent escalators are recorded on a straight-line basis.  We record deferred rent for tenant leasehold improvement allowances received from a lessor and amortize the deferred rent expense over the term of the lease agreement.  Minimum annual payments under operating leases for future years, including all options to extend ending December 31 are as follows (in thousands):

	Facilities	Equipment	Total
2012	$38,220	$10,036	$48,256
2013	34,567	8,535	43,102
2014	30,624	5,634	36,258
2015	26,923	4,381	31,304
2016	22,677	1,694	24,371
Thereafter	121,986	-	121,986
	$274,997	$30,280	$305,277

Total rent expense, including equipment rentals, for the years ended December 31, 2011, 2010 and 2009 was $53.3 million, $47.9 million and $43.4 million, respectively.

Maintenance Contract   – We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment.  Under this agreement, we are committed to minimum payments of approximately $30.0 million per year through 2016.

Litigation   – We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. We believe that the outcome of our current litigation will not have a material adverse impact on our business, financial condition and results of operations.  However, we could be subsequently named as a defendant in other lawsuits that could adversely affect us.

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

NOTE 16 – INSURANCE PROCEEDS

During the year ended December 31, 2011, we received approximately $2.4 million in insurance proceeds related to equipment lost in a fire at one of our California centers and an additional 319,000 of proceeds related to equipment lost in a flood at one of our east coast centers.  Each of these amounts was recorded to gain on sale and disposal of equipment.  We also receive approximately $309,000 of additional proceeds related to the fire at our California center for business interruption which we recorded as an adjustment to our cost of operations.

NOTE 17 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2011 and 2010.  This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for earnings per share).

	2011 Quarter Ended				2010 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31

Statement of Operations Data:
Net revenue	$146,957	$156,447	$151,629	$164,767	$124,856	$139,962	$140,873	$146,124

Total operating expenses	138,058	140,810	140,649	149,622	119,827	129,035	128,709	132,531

Total other expenses	11,044	12,961	11,736	11,982	9,967	23,750	13,602	11,455

Equity in earnings of joint ventures	1,484	1,267	1,038	1,435	1,183	960	1,502	1,307

Income tax expense (benefit)	147	337	234	102	334	(128)	317	53

Net income (loss)	(808)	3,606	48	4,496	(4,089)	(11,735)	(253)	3,392

Net income (loss) attributable to noncontrolling interests	68	85	9	(51)	22	21	32	92

Net income (loss) attributable to Radnet, Inc. common stockholders	$(876)	$3,521	$39	$4,547	$(4,111)	$(11,756)	$(285)	$3,300

Basic net income (loss) attributable to Radnet, Inc. common stockholders earnings (loss) per share:	$(0.02)	$0.09	$0.00	$0.12	$(0.11)	$(0.32)	$(0.01)	$0.09

Diluted net income (loss) attributable to Radnet, Inc. common stockholders earnings (loss) per share:	$(0.02)	$0.09	$0.00	$0.12	$(0.11)	$(0.32)	$(0.01)	$0.09

Weighted average shares outstanding
Basic	37,258	37,358	37,426	37,426	36,364	36,917	36,980	37,143
Diluted	37,258	39,820	38,470	38,059	36,364	36,917	36,980	37,845

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer, and Chief Financial Officer, concluded that, effective as of December 31, 2011, our disclosure controls and procedures were effective at that “reasonable assurance” level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
RadNet, Inc.

We have audited RadNet Inc. and subsidiaries' (“RadNet’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RadNet’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on RadNet’s internal control over financial reporting based on our audit.

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

In our opinion, RadNet, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of RadNet, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity deficit, and cash flows for each of the three years in the period ended December 31, 2011 of RadNet, Inc. and subsidiaries and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 13, 2012

Item 9B.	Controls and Procedure

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

We have adopted a code of financial ethics applicable to our directors, officers and employees which is designed to deter wrongdoing and to promote:

●	honest and ethical conduct;
●	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in our other public communications;
●	compliance with applicable laws, rules and regulations, including insider trading compliance; and
●	accountability for adherence to the code and prompt internal reporting of violations of the code, including illegal or unethical behavior regarding accounting or auditing practices.

You may obtain a copy of our Code of Financial Ethics on our website at www.radnet.com under Investors — Corporate Governance. The Audit Committee is responsible for reviewing the Code of Financial Ethics and amending as necessary. Any amendments will be disclosed on our website.

Item 11.	Executive Compensation

The information required by this Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be included in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedule
Page No.

(a) Financial Statements – The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm	56

Consolidated Balance Sheets	57

Consolidated Statements of Operations	58

Consolidated Statements of Equity Deficit	59

Consolidated Statements of Cash Flows	60

Notes to Consolidated Financial Statements	62 to 95

(b) Financial Statements Schedules

Schedules – The following financial statement schedules are filed herewith:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

RADNET, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additional Charges Against Income	Deductions from Reserve	Balance at End of Year

Year Ended December 31, 2011
Accounts Receivable-Allowance for Bad Debts	$18,993	$34,679	$(37,984)	$15,688

Year Ended December 31, 2010
Accounts Receivable-Allowance for Bad Debts	$12,951	$33,158	$(27,116)	$18,993

Year Ended December 31, 2009
Accounts Receivable-Allowance for Bad Debts	$12,065	$32,704	$(31,818)	$12,951

 (c) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of July 6, 2006, by and among Primedex, Radiologix, Radnet Management, Inc. and Merger Sub (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-136800)).†

2.2	Agreement and Plan of Merger and Reorganization, dated as of September 3, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).†

2.3
Membership Interests Purchase Agreement dated September 7, 2010 by and among New Jersey Imaging Partners, Inc., RadNet, Inc., Progressive Health, LLC and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on January 7, 2011).†

2.4
Purchase Agreement dated September 7, 2010 by and between New Jersey Imaging Partners, Inc. and Progressive Medical Imaging of Rutherford, LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)). †

2.5
Merger Agreement dated September 13, 2010 by and among RadNet Managed Imaging Services, Inc. INC Merger Sub, Inc. and Image Medical Corporation (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).†

2.6
Stock Purchase Agreement dated November 7, 2011 by and between Radnet Management, Inc. and CML Healthcare Inc., and joined by RadNet, Inc. (incorporated by reference to exhibit filed with Form 8-K/A on January 18, 2012).†

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

4.1
Indenture, dated as of April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.2	Form of Exchange 10 3/8% Senior Note (included in Exhibit 4.1).

4.3	Form of Original 10 3/8% Senior Note (included in Exhibit 4.1).

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

4.17
Standstill Agreement, dated as of August 30, 2011, by and between RadNet, Inc. and RMCP LLC (incorporated by reference to exhibit filed with Amendment No. 1  to Schedule 13D for Red Mountain Capital Partners LLC).

4.18
Supplemental Indenture, dated as of November 21, 2011, among Raven Holdings U.S., Inc., Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.19
Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services of Delaware, Inc., Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.20
Supplemental Indenture, dated as of November 21, 2011, among CML HealthCare Rhode Island LLC,  Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.21
Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.22
Supplemental Indenture, dated as of November 21, 2011, among Radiology Alliance Delivery System, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

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

10.7
First Amendment Agreement to Credit and Guaranty Agreement, dated November 8, 2011 by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC.

10.8	Joinder Agreement to the Credit and Guaranty Agreement, dated November 8, 2011 by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder and Barclays Bank PLC.

10.9	2000 Incentive Stock Option Plan (as amended) (incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003).*

10.10	2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.11	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.12	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.13	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.14	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.15	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.18	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.19	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.20	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.21	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.22	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.23
Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

14.1	Code of Financial Ethics (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document
_________________

*	Indicates management contract or compensatory plan.

†
Certain schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2).  The company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

**
Pursuant to Rule 406T of Regulation S-T, the Incentive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
Date: March 13, 2012	/s/ HOWARD G. BERGER, M.D .
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Howard G. Berger, M.D. and Mark D. Stolper, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 13, 2012

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 13, 2012

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 13, 2012

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 13, 2012

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 13, 2012

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 13, 2012

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 13, 2012

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: March 13, 2012