Form 10-Q
period 2012-03-31
RadNet, Inc.
filed 2012-05-10
CIK 790526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on May 4, 2012, was 38,225,482 shares.

Table of Contents

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE DATA)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,834	$2,455
Accounts receivable, net	133,971	128,432
Asset held for sale	-	2,300
Prepaid expenses and other current assets	19,859	19,140
Total current assets	155,664	152,327
PROPERTY AND EQUIPMENT, NET	220,206	215,527
OTHER ASSETS
Goodwill	159,593	159,507
Other intangible assets	52,199	53,105
Deferred financing costs, net	12,719	13,490
Investment in joint ventures	22,933	22,326
Deposits and other	2,970	2,906
Total assets	$626,284	$619,188
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$111,095	$103,101
Due to affiliates	3,213	3,762
Deferred revenue	1,162	1,076
Current portion of notes payable	6,243	6,608
Current portion of deferred rent	1,009	999
Current portion of obligations under capital leases	5,458	6,834
Total current liabilities	128,180	122,380
LONG-TERM LIABILITIES
Deferred rent, net of current portion	12,685	12,407
Deferred taxes	277	277
Line of credit	60,700	58,000
Notes payable, net of current portion	482,575	484,046
Obligations under capital lease, net of current portion	2,267	3,338
Other non-current liabilities	8,128	8,547
Total liabilities	694,812	688,995
COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 38,225,482, and 37,426,460 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	4	4
Paid-in-capital	166,971	165,796
Accumulated other comprehensive loss	(664)	(946)
Accumulated deficit	(235,721)	(235,610)
Total Radnet, Inc.'s equity deficit	(69,410)	(70,756)
Noncontrolling interests	882	949
Total equity deficit	(68,528)	(69,807)
Total liabilities and equity deficit	$626,284	$619,188

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Three Months Ended March 31,
	2012	2011
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$168,500	$144,083
Provision for bad debts	(6,484)	(5,031)
Net service fee revenue	162,016	139,052

OPERATING EXPENSES
Cost of operations	135,400	115,828
Depreciation and amortization	14,892	13,921
Loss on sale and disposal of equipment	24	259
Severance costs	449	145
Total operating expenses	150,765	130,153

INCOME FROM OPERATIONS	11,251	8,899

OTHER EXPENSES
Interest expense	13,567	12,915
Other income	(1,147)	(1,871)
Total other expenses	12,420	11,044

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	(1,169)	(2,145)
Provision for income taxes	(245)	(147)
Equity in earnings of joint ventures	1,262	1,484
NET LOSS	(152)	(808)
Net (loss) income attributable to noncontrolling interests	(41)	68
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(111)	$(876)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING Basic and diluted	37,669,921	37,257,683

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2012	2011

NET LOSS	$(152)	$(808)
Foreign currency translation adjustments	6	30
Reclassification of net cash flow hedge losses included in net loss during the period	276	306
COMPREHENSIVE INCOME (LOSS)	130	(472)
Less comprehensive income (loss) attributible to non-controlling interests	(41)	68
COMPREHENSIVE INCOME (LOSS) ATTRIBUTIBLE TO RADNET, INC. COMMON STOCKHOLDERS	$89	$(404)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY DEFICIT
(IN THOUSANDS EXCEPT SHARE DATA)
(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	Equity Deficit	Interests	Equity Deficit

BALANCE - JANUARY 1, 2012	37,426,460	$4	$165,796	$(235,610)	$(946)	$(70,756)	$949	$(69,807)

Issuance of common stock upon exercise of options/warrants	74,022	-	-	-	-	-	-	-

Stock-based compensation	-	-	1,175	-	-	1,175	-	1,175

Issuance of restricted stock	725,000		-

Dividends paid to noncontrolling interests	-	-	-	-	-	-	(26)	(26)

Change in cumulative foreign currency translation adjustment	-	-	-	-	6	6	-	6

Change in fair value of cash flow hedge from prior periods reclassified to earnings	-	-	-	-	276	276	-	276

Net loss	-	-	-	(111)	-	(111)	(41)	(152)

BALANCE - MARCH 31, 2012	38,225,482	$4	$166,971	$(235,721)	$(664)	$(69,410)	$882	$(68,528)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
(unaudited)

	Three months ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(152)	$(808)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,892	13,921
Provision for bad debt	6,484	5,031
Equity in earnings of joint ventures	(1,262)	(1,484)
Distributions from joint ventures	1,575	1,764
Deferred rent amortization	288	105
Amortization of deferred financing cost	771	748
Amortization of bond discount	65	58
Loss on sale and disposal of equipment	24	259
Amortization of cash flow hedge	276	306
Stock-based compensation	1,175	1,048
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(12,023)	(12,607)
Other current assets	(683)	(2,345)
Other assets	(64)	51
Deferred revenue	86	(186)
Accounts payable, accrued expenses and other	3,979	9,335
Net cash provided by operating activities	15,431	15,196
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(580)	(6,343)
Purchase of property and equipment	(13,962)	(15,616)
Proceeds from sale of equipment	410	235
Proceeds from sale of imaging facilities	2,300	-
Purchase of equity interest in joint ventures	(920)	(1,500)
Net cash used in investing activities	(12,752)	(23,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(4,479)	(6,490)
Deferred financing costs	-	(218)
Proceeds from, net of payments on, line of credit	2,700	15,900
Payments to counterparties of interest rate swaps, net of amounts received	(1,500)	(1,611)
Distributions to noncontrolling interests	(26)	(33)
Proceeds from issuance of common stock upon exercise of options/warrants	-	99
Net cash (used in) provided by financing activities	(3,305)	7,647
EFFECT OF EXCHANGE RATE CHANGES ON CASH	5	13
NET DECREASE IN CASH AND CASH EQUIVALENTS	(621)	(368)
CASH AND CASH EQUIVALENTS, beginning of period	2,455	627
CASH AND CASH EQUIVALENTS, end of period	$1,834	$259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,841	$6,330

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $12.7 million and $7.4 million during the three months ended March 31, 2012 and 2011, respectively, that we had not paid for as of March 31, 2012 and 2011, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

As discussed in Note 6, we entered into interest rate swap modifications in the first quarter of 2009.  These modifications include a significant financing element and, as such, all cash inflows and outflows subsequent to the date of modification are presented as financing activities.  Also, as a result of our debt refinancing completed on April 6, 2010, our interest rate swaps are no longer effective.  Accordingly, all changes in their fair value after April 6, 2010 are, and will continue to be recognized in earnings as other expense.

Detail of investing activity related to acquisitions can be found in Note 3.

RADNET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At March 31, 2012, we operated a group of regional networks comprised of 232 centers, which we operate directly or indirectly through joint ventures located in seven states with operations primarily in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. Our operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.1% of our outstanding common stock as of March 31, 2012. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payers than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, pursuant to the terms of the management agreement.  Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and de minimis equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $12.7 million and $12.7 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2012 and 2011, respectively, and $12.7 million and $12.7 million of operating expenses for the three months ended March 31, 2012 and 2011, respectively.  RadNet recognized $50.4 million and $47.8 million of net revenue for the three months ended March 31, 2012 and 2011, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.

The creditors of BRMG do not have recourse to our general credit and there are no other arrangements that could expose us to losses.  However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and consolidate 100% of the patient service revenue, at the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, we provide management services and receive a fee which includes 100% of the technical reimbursements associated with imaging procedures for the use of our diagnostic imaging equipment and the provision of technical services.  Our management service fees also include a portion of the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers as well as fees for administrative services. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements and record only our management service fee revenue.

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2012 and 2011 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2011.

Significant accounting policies

As of the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2011 with the exception of the following:

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments.  As it relates to BRMG centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG.  As it relates to non-BRMG centers, this service fee revenue  is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

Service fee revenues are recorded during the period the patient services are provided based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per discounted fee-for-service rates. We also record a provision for doubtful accounts (based primarily on historical collection experience) related to patients and copayment and deductible amounts for patients who have health care coverage under one of our third-party payers.

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three months ended March 31, are summarized in the following table (in thousands):

	2012	2011

Commercial Insurance	$93,518	$79,390
Managed Care Capitated Payors	24,770	21,612
Medicare	33,026	28,384
Medicaid	5,729	4,899
Other	11,458	9,798
Service fee revenue, net of contractual allowances and discounts	168,500	144,083

Provision for bad debts	(6,484)	(5,031)
Net service fee revenue	$162,016	$139,052

The break-out of our service fee revenue, net of contractual allowances and discounts, is calculated based upon global payments received from consolidated imaging centers from dates of service from each respective period illustrated.

Provision for Bad Debts

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service. We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us by patients with insurance. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process.

Reclassifications

Certain reclassifications have been made to the three months ended March 31, 2011 consolidated financial statements and accompanying notes to conform with the three months ended March 31, 2012 presentation. Additionally, we have adjusted prior year’s presentation as a result of the adoption of ASU 2011-07, Health Care Entities (Topic 954). In connection with this adjustment, we identified certain mechanical errors in our historical calculation of the provision for bad debts, resulting in the gross up of the provision for bad debts and revenues by $2.9 million for the three months ended March 31, 2011. The error has been corrected in these financial statements and upon adoption of the new guidance, resulted in no impact to net service fee revenue.

Liquidity and Capital Resources

We had a working capital balance of $27.5 million and $30.0 million at March 31, 2012 and December 31, 2011, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $111,000 and $876,000 for the three months ended March 31, 2012 and 2011, respectively.  We also had an equity deficit of $68.5 million and $69.8 million at March 31, 2012 and December 31, 2011, respectively.

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

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585.0 million.  As part of the debt refinancing plan, our wholly owned subsidiary Radnet Management, Inc. issued and sold $200.0 million in 10 3/8% senior notes due 2018 (the "senior notes"). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture, dated April 6, 2010, by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  We subsequently exchanged the senior notes initially issued on April 6, 2010 in a private placement for publicly registered exchange notes with nearly identical terms.  The exchange offer was completed on February 14, 2011.

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

At March 31, 2012, we had $200.0 million aggregate principal amount of senior notes outstanding, $279.3 million of senior secured term loan debt outstanding and $60.7 million outstanding under the revolving credit facility.  We had $60.55 million of available credit under our revolving credit facility, subject to borrowing conditions under that facility as further described in our annual report on Form 10-K for the fiscal year ended December 31, 2011.  As of March 31, 2012, we were in compliance with all covenants under the New Credit Facilities and the senior notes.

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

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2012
(in thousands)
(unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$881	$953	$-	$1,834
Accounts receivable, net	-	-	77,300	56,671	-	133,971
Prepaid expenses and other current assets	-	10,572	8,194	1,093	-	19,859
Total current assets	-	10,572	86,375	58,717	-	155,664
PROPERTY AND EQUIPMENT, NET	-	47,014	172,378	814	-	220,206
OTHER ASSETS
Goodwill	-	42,871	115,878	844	-	159,593
Other intangible assets	-	33	52,034	132	-	52,199
Deferred financing costs, net	-	12,719	-	-	-	12,719
Investment in subsidiaries	(69,410)	256,851	9,898	-	(197,339)	-
Investment in joint ventures	-	-	22,933	-	-	22,933
Deposits and other	-	1,298	1,672	-	-	2,970
Total assets	$(69,410)	$371,358	$461,168	$60,507	$(197,339)	$626,284
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Intercompany	$-	$(166,883)	$124,700	$42,183	$-	$-
Accounts payable, accrued expenses and other	-	58,710	44,841	7,544	-	111,095
Due to affiliates	-	-	3,213	-	-	3,213
Deferred revenue	-	-	1,162	-	-	1,162
Current portion of notes payable	-	2,953	3,290	-	-	6,243
Current portion of deferred rent	-	506	503	-	-	1,009
Current portion of obligations under capital leases	-	2,597	2,861	-	-	5,458
Total current liabilities	-	(102,117)	180,570	49,727	-	128,180
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	7,766	4,919	-	-	12,685
Deferred taxes	-	-	277	-	-	277
Line of credit	-	60,700	-	-	-	60,700
Notes payable, net of current portion	-	473,562	9,013	-	-	482,575
Obligations under capital leases,net of current portion	-	857	1,410	-	-	2,267
Other non-current liabilities	-	-	8,128	-	-	8,128
Total liabilities	-	440,768	204,317	49,727	-	694,812

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(69,410)	(69,410)	256,851	9,898	(197,339)	(69,410)
Noncontrolling interests	-	-	-	882	-	882
Total equity deficit	(69,410)	(69,410)	256,851	10,780	(197,339)	(68,528)
Total liabilities and equity deficit	$(69,410)	$371,358	$461,168	$60,507	$(197,339)	$626,284

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
 December 31, 2011
(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$1,366	$-	$1,089	$-	$2,455
Accounts receivable, net	-	-	78,229	50,203	-	128,432
Asset held for sale	-	-	2,300	-	-	2,300
Prepaid expenses and other current assets	-	11,858	6,651	631	-	19,140
Total current assets	-	13,224	87,180	51,923	-	152,327
PROPERTY AND EQUIPMENT, NET	-	46,445	168,213	869	-	215,527
OTHER ASSETS
Goodwill	-	42,784	115,878	845	-	159,507
Other intangible assets	-	50	52,916	139	-	53,105
Deferred financing costs, net	-	13,490	-	-	-	13,490
Investment in subsidiaries	(70,756)	249,763	9,974	-	(188,981)	-
Investment in joint ventures	-	-	22,326	-	-	22,326
Deposits and other	-	1,279	1,627	-	-	2,906
Total assets	$(70,756)	$367,035	$458,114	$53,776	$(188,981)	$619,188
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Intercompany	$-	$(160,017)	$124,679	$35,338	$-	$-
Accounts payable, accrued expenses and other	-	50,262	45,324	7,515	-	103,101
Due to affiliates	-	-	3,762	-	-	3,762
Deferred revenue	-	-	1,076	-	-	1,076
Current portion of notes payable	-	2,981	3,627	-	-	6,608
Current portion of deferred rent	-	502	497	-	-	999
Current portion of obligations under capital leases	-	2,996	3,838	-	-	6,834
Total current liabilities	-	(103,276)	182,803	42,853	-	122,380
LONG-TERM LIABILITIES
Deferred rent, net of current portion	-	7,734	4,673	-	-	12,407
Deferred taxes	-	-	277	-	-	277
Line of credit	-	58,000	-	-	-	58,000
Notes payable, net of current portion	-	474,165	9,881	-	-	484,046
Obligations under capital leases,net of current portion	-	1,168	2,170	-	-	3,338
Other non-current liabilities	-	-	8,547	-	-	8,547
Total liabilities	-	437,791	208,351	42,853	-	688,995

EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(70,756)	(70,756)	249,763	9,974	(188,981)	(70,756)
Noncontrolling interests	-	-	-	949	-	949
Total equity deficit	(70,756)	(70,756)	249,763	10,923	(188,981)	(69,807)
Total liabilities and equity deficit	$(70,756)	$367,035	$458,114	$53,776	$(188,981)	$619,188

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended  March 31, 2012
(in thousands)
(unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$-	$34,544	$119,581	$14,375	$-	$168,500
Provision for bad debts	-	(1,267)	(4,598)	(619)	-	(6,484)
Net service fee revenue	-	33,277	114,983	13,756	-	162,016

OPERATING EXPENSES
Cost of operations	-	30,386	91,505	13,509	-	135,400
Depreciation and amortization	-	3,147	11,683	62	-	14,892
Loss on sale of equipment	-	137	(113)	-	-	24
Severance costs	-	33	390	26	-	449
Total operating expenses	-	33,703	103,465	13,597	-	150,765

INCOME (LOSS) FROM OPERATIONS	-	(426)	11,518	159	-	11,251

OTHER EXPENSES
Interest expense	-	7,978	5,589	-	-	13,567
Other expenses (income)	-	(1,213)	66	-	-	(1,147)
Total other expenses	-	6,765	5,655	-	-	12,420

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(7,191)	5,863	159	-	(1,169)
Provision for income taxes	-	(2)	(243)	-	-	(245)
Equity in earnings (losses) of consolidated subsidiaries	(111)	7,082	200	-	(7,171)	-
Equity in earnings of joint ventures	-	-	1,262	-	-	1,262
NET INCOME (LOSS)	(111)	(111)	7,082	159	(7,171)	(152)
Net loss attributable to noncontrolling interests	-	-	-	(41)	-	(41)
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$(111)	$(111)	$7,082	$200	$(7,171)	$(111)

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ended  March 31, 2011
(in thousands)
(unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$-	$31,116	$97,839	$15,128	$-	$144,083
Provision for bad debts	-	(991)	(3,488)	(552)	-	(5,031)
Net service fee revenue	-	30,125	94,351	14,576	-	139,052

OPERATING EXPENSES
Cost of operations	-	26,728	75,112	13,988	-	115,828
Depreciation and amortization	-	3,496	10,315	110	-	13,921
Loss on sale of equipment	-	87	172	-	-	259
Severance costs	-	69	76	-	-	145
Total operating expenses	-	30,380	85,675	14,098	-	130,153

INCOME (LOSS) FROM OPERATIONS	-	(255)	8,676	478	-	8,899

OTHER EXPENSES
Interest expense	-	7,319	5,578	18	-	12,915
Other income	-	(1,871)	-	-	-	(1,871)
Total other expenses	-	5,448	5,578	18	-	11,044

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-	(5,703)	3,098	460	-	(2,145)
Provision for income taxes	-	(13)	(132)	(2)	-	(147)
Equity in earnings (losses) of consolidated subsidiaries	(876)	4,840	390	-	(4,354)	-
Equity in earnings of joint ventures	-	-	1,484	-	-	1,484
NET INCOME (LOSS)	(876)	(876)	4,840	458	(4,354)	(808)
Net income attributable to noncontrolling interests	-	-	-	68	-	68
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$(876)	$(876)	$4,840	$390	$(4,354)	$(876)

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended  March 31, 2012
(in thousands)
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(111)	$(111)	$7,082	$159	$(7,171)	$(152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	-	3,147	11,683	62	-	14,892
Provision for bad debts	-	1,267	4,598	619	-	6,484
Equity in (earnings) loss of consolidated subsidiaries	111	(7,082)	(200)	-	7,171	-
Distributions from consolidated subsidiaries	-	-	276	-	(276)	-
Equity in earnings of joint ventures	-	-	(1,262)	-	-	(1,262)
Distributions from joint ventures	-	-	1,575	-	-	1,575
Deferred rent amortization	-	36	252	-	-	288
Amortization of deferred financing cost	-	771	-	-	-	771
Amortization of bond discount	-	65	-	-	-	65
Loss (gain) on sale of equipment	-	137	(113)	-	-	24
Amortization of cash flow hedge	-	276	-	-	-	276
Stock-based compensation	-	294	881	-	-	1,175
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(3,014)	(9,009)	-	(12,023)
Other current assets	-	1,286	(1,472)	(497)	-	(683)
Other assets	-	(19)	(45)	-	-	(64)
Deferred revenue	-	-	86	-	-	86
Accounts payable, accrued expenses and other	-	3,175	(8,028)	8,832	-	3,979
Net cash provided by operating activities	-	3,242	12,299	166	(276)	15,431
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	-	(580)	-	-	(580)
Purchase of property and equipment	-	(4,445)	(9,517)	-	-	(13,962)
Proceeds from sale of equipment	-	43	367	-	-	410
Proceeds from sale of imaging facilities	-	-	2,300	-	-	2,300
Purchase of equity interest in joint ventures	-	-	(920)	-	-	(920)
Net cash used in investing activities	-	(4,402)	(8,350)	-	-	(12,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(1,406)	(3,073)	-	-	(4,479)
Deferred financing costs	-	-	-	-	-	-
Proceeds from, net of payments on, line of credit	-	2,700	-	-	-	2,700
Payments to counterparties of interest rate swaps, net of amounts received	-	(1,500)	-	-	-	(1,500)
Distributions to noncontrolling interests	-	-	-	(302)	276	(26)
Net cash used in financing activities	-	(206)	(3,073)	(302)	276	(3,305)
EFFECT OF EXCHANGE RATE CHANGES ON CASH			5	-		5
NET INCREASE IN CASH AND CASH EQUIVALENTS	-	(1,366)	881	(136)	-	(621)
CASH AND CASH EQUIVALENTS, beginning of period	-	1,366	-	1,089	-	2,455
CASH AND CASH EQUIVALENTS, end of period	$-	$-	$881	$953	$-	$1,834

RADNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended  March 31, 2011
(in thousands)
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$(876)	$(876)	$4,840	$458	$(4,354)	$(808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	3,496	10,315	110	-	13,921
Provision for bad debts	-	991	3,489	551	-	5,031
Equity in (earnings) loss of consolidated subsidiaries	876	(4,840)	(390)	-	4,354	-
Distributions from consolidated subsidiaries	-	-	344	-	(344)	-
Equity in earnings of joint ventures	-	-	(1,484)	-	-	(1,484)
Distributions from joint ventures	-	-	1,764	-	-	1,764
Deferred rent amortization	-	69	36	-	-	105
Amortization of deferred financing cost	-	748	-	-	-	748
Amortization of bond discount	-	58	-	-	-	58
Loss on sale of equipment	-	87	172	-	-	259
Amortization of cash flow hedge	-	306	-	-	-	306
Stock-based compensation	-	262	786	-	-	1,048
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	-	-	(7,746)	(4,861)	-	(12,607)
Other current assets	-	(981)	(981)	(383)	-	(2,345)
Other assets	-	41	10	-	-	51
Deferred revenue	-	-	(186)	-	-	(186)
Accounts payable, accrued expenses and other	-	(8,679)	13,167	4,847	-	9,335
Net cash provided by (used in) operating activities	-	(9,318)	24,136	722	(344)	15,196
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	-	-	(6,343)	-	-	(6,343)
Purchase of property and equipment	-	(3,167)	(11,830)	(619)	-	(15,616)
Proceeds from sale of equipment	-	-	235	-	-	235
Purchase of equity interest in joint ventures	-	-	(1,500)	-	-	(1,500)
Net cash used in investing activities	-	(3,167)	(19,438)	(619)	-	(23,224)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	-	(1,890)	(4,515)	(85)	-	(6,490)
Deferred financing costs	-	(218)	-	-	-	(218)
Proceeds from, net of payments on, line of credit	-	15,900	-	-	-	15,900
Payments to counterparties of interest rate swaps, net of amounts received	-	(1,611)	-	-	-	(1,611)
Distributions to noncontrolling interests	-	-	-	(377)	344	(33)
Proceeds from issuance of common stock	-	99	-	-	-	99
Net cash provided by (used in) financing activities	-	12,280	(4,515)	(462)	344	7,647
EFFECT OF EXCHANGE RATE CHANGES ON CASH			13	-		13
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(205)	196	(359)	-	(368)
CASH AND CASH EQUIVALENTS, beginning of period	-	205	-	422	-	627
CASH AND CASH EQUIVALENTS, end of period	$-	$-	$196	$63	$-	$259

NOTE 3 – FACILITY ACQUISITIONS

On February 29, 2012, we completed the acquisition of a multi modality imaging center from TODIC, L.P. located in Camarillo, California for cash consideration of $350,000 and the assumption of a $121,000 capital lease liability. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $425,000 of fixed assets and $86,000 of goodwill was recorded with respect to this transaction as well as the assumption of approximately $40,000 of accrued liabilities.

On February 29, 2012, we completed the acquisition of a multi modality imaging center from Progressive MRI, LLC located in Frederick, Maryland for cash consideration of $230,000. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $230,000 of fixed assets was recorded with respect to this transaction.

NOTE 4 – RECENT ACCOUNTING STANDARDS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. This ASU was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

On January 1, 2012, we adopted ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which updates existing guidance on comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of our Condensed Consolidated Statements of Equity and Comprehensive Income, which was our previous presentation. It requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach which we have adopted, the first statement presents total net income and its components followed consecutively by a second statement that presents total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The adoption of this pronouncement did not have any effect on our financial condition or results of operations, though it did change our financial statement presentation.

On January 1, 2012, we adopted ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. Additional disclosures relating to sources of patient revenue and the allowance for doubtful accounts related to patient accounts receivable are also required. Such additional disclosures are included in Note 1. The adoption of this ASU had no impact on our financial condition, results of operations or cash flows, although it did change our financial statement presentation.

On January 1, 2012, we adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, simplifying how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

NOTE 5 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2012	2011

Net loss attributable to Radnet, Inc.'s common stockholders	$(111)	$(876)

Weighted average number of common shares outstanding during the year	37,669,921	37,257,683
Basic and diluted loss per share attributable to Radnet, Inc.'s common stockholders	$(0.00)	$(0.02)

For the three months ended March 31, 2012 and 2011, we excluded all options and warrants in the calculation of diluted loss per share because their effect is anti-dilutive.

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

The related Accumulated Other Comprehensive Loss (AOCL) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010, the date of our refinancing, is being amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges.  From April 6, 2010 to March 31, 2012, approximately $2.5 million of AOCL was amortized to interest expense bringing the remaining balance of AOCL to approximately $643,000 at March 31, 2012.

At March 31, 2012 the negative fair value of these interest rate swaps was $3.9 million and was classified as other non-current liabilities in our consolidated balance sheet.  For the three months ended March 31, 2012, we recognized approximately $1.2 million in other income related to the change in fair value of these interest rate swaps.

A tabular presentation of the fair value of derivative instruments as of December 31, 2011 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives
Interest rate contracts	Other non-current liabilities	$(5,064)

A tabular presentation of the fair value of derivative instruments as of March 31, 2012 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives
Interest rate contracts	Other non-current liabilities	$ (3,851)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Three Months Ended March 31, 2012

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$1,213	Other income/ (expense)	* ($276)	Interest income/(expense)

For the Three Months Ended March 31, 2011

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$1,371	Other income/ (expense)	* ($306)	Interest income/(expense)

  *    Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

NOTE 7 – INVESTMENT IN JOINT VENTURES

We have nine unconsolidated joint ventures with ownership interests ranging from 35% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased approximately $607,000 to $22.9 million at March 31, 2012 compared to $22.3 million at December 31, 2011.  This increase is primarily related to additional equity contributions made to one of these joint ventures of approximately $920,000 as well as our recording of equity earnings for the three months ended March 31, 2012 of approximately $1.3 million.   Offsetting this increase is our respective share of distributions received during the three months ended March 31, 2012 of $1.6 million.

We received management service fees from the centers underlying these joint ventures of approximately $1.9 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively, and eliminated the uncollected portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 (in thousands):

Balance Sheet Data:	March 31, 2012
Current assets	$16,437
Noncurrent assets	42,622
Current liabilities	(9,340)
Noncurrent liabilities	(8,342)
Total net assets	$41,377

Book value of Radnet joint venture interests	$19,122
Cost in excess of book value of acquired joint venture interests	3,511
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	300
Total value of Radnet joint venture interests	$22,933

Total book value of other joint venture partner interests	$22,255

Income Statement Data for the three months ended March 31,	2012	2011

Net revenue	$21,076	$19,004
Net income	$2,533	$3,239

NOTE 8 – STOCK-BASED COMPENSATION

Options and Warrants

We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006.  As of March 31, 2012, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of March 31, 2012, 4,729,750, or approximately 72.8%, of the 6,496,250 outstanding stock options and warrants granted under our option plans are fully vested.  During the three months ended March 31, 2012, we did not grant options or warrants under the 2006 Plan.

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

As of March 31, 2012, 1,502,898, or 100%, of all the outstanding warrants outside the 2006 Plan are fully vested.  During the three months ended March 31, 2012, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions for the three months ended March 31, 2012:

Outstanding Options and Warrants Under the 2006 Plan and 2000 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Balance, December 31, 2011	6,656,250	$3.62
Granted	-	-
Exercised	-	-
Canceled or expired	(160,000)	4.65
Balance, March 31, 2012	6,496,250	3.60	2.67	$2,791,475
Exercisable at March 31, 2012	4,729,750	3.64	2.35	2,103,575

Non-Plan Outstanding Warrants	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2011	2,502,898	$2.58
Granted	-	-
Exercised	(250,000)	2.52
Canceled or expired	(750,000)	4.77
Balance, March 31, 2012	1,502,898	1.50	1.40	$2,528,170
Exercisable at March 31, 2012	1,502,898	1.50	1.40	2,528,170

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on March 31, 2012. Total intrinsic value of options and warrants exercised during the three months ended March 31, 2012 and 2011 was approximately $265,000 and $189,075, respectively.  As of March 31, 2012, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $2.2 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Restricted Stock Awards

The 2006 Plan permits the award of restricted stock.  On January 3, 2012, we granted 525,000 restricted stock awards (“awards”) to certain employees and 200,000 awards to non-employee directors of the Company. Of the awards granted, 241,667 were vested on the award date, 241,667 cliff vest after one year provided that the employees or non-employees remain continuously employed or engaged through the vesting date and 241,667 cliff vest after two years provided that the employees or non-employees remain continuously employed or engaged through the vesting date. We valued the award based on the closing market price of our stock on January 3, 2012 which was $2.17 per share.

At March 31, 2012, the total unrecognized fair value of these restricted stock awards was approximately $918,000, which will be recognized over the remaining vesting period of 1.75 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, 7,221,250 are outstanding with respect to grants of options, warrants and restricted stock and 3,778,750 are available for grant.

NOTE 9 – FAIR VALUE MEASUREMENTS

Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of inputs used to determine fair value. Accordingly, assets and liabilities carried at, or permitted to be carried at, fair value are classified within the fair value hierarchy in one of the following categories based on the lowest level input that is significant to a fair value measurement:

Level 1—Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.

Level 2—Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models such as interest rates and yield curves that can be corroborated by observable market data.

Level 3—Fair value is determined by using inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgment.

The table below summarizes the estimated fair values of certain of our financial liabilities that are subject to fair value measurements, and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Accounts payable, accrued expenses and other:
Interest Rate Swaps	$-	$3,851	$-	$3,851

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Accounts payable, accrued expenses and other:
Interest Rate Swaps	$-	$5,064	$-	$5,064

The estimated fair value of these swaps, which are discussed in Note 6, was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve, which would be the input used in the valuations.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

The table below summarizes the estimated fair value and carrying amount of our long-term debt follows (in thousands):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior Secured Term Loan	-	278,602	-	278,602	279,300
Senior Notes	-	199,500	-	199,500	200,000

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Carrying Value
Senior Secured Term Loan	-	264,600	-	264,600	280,000
Senior Notes	-	180,000	-	180,000	200,000

The estimated fair value of our long-term debt, which is discussed in Note 1, was determined using Level 2 inputs primarily related to comparable market prices

We consider the carrying amounts of cash and cash equivalents, receivables, other current assets and current liabilities to approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization or payment.  Additionally, we consider the carrying amount of our capital lease obligations to approximate their fair value because the weighted average interest rate used to formulate the carrying amounts approximates current market rates.

NOTE 10 – SUBSEQUENT EVENTS

On April 10, 2012, we completed our acquisition of West Coast Radiology, which consists of five multi-modality imaging centers in Orange County, California, for cash consideration of $8.1 million and the assumption of approximately $1.4 million of capital lease debt. The centers are located in Anaheim, Santa Ana/Tustin, Irvine and Mission Viejo/Laguna Niguel and operate a combination of MRI, CT, ultrasound, mammography, x-ray and other related modalities.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect current views about future events and are based on our currently available financial, economic and competitive data and on current business plans.  Actual events or results may differ materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors.

Statements in quarterly report concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our future cost saving efforts, our increased business from new equipment or operations and our ability to finance our operations are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

The factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as amended or supplemented by the information,  if any, in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements.  You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements.  These forward-looking statements speak only as of the date when they are made.  Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements.  Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the Company’s filings with the SEC on Form 10-K, Form 10-Q and Form 8-K.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this quarterly report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Overview

With 232 centers, which we operate directly or indirectly through joint ventures as of March 31, 2012, located in California, Delaware, Maryland, New Jersey, Rhode Island, Florida, and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and aggregate annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the three months ended March 31, 2012, we performed 1,059,636 diagnostic imaging procedures and generated total net service fee revenue of $162.0 million.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.1% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payers than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions.  BRMG has insignificant operating assets and liabilities, and de minimis equity.  Through the management agreement with us, all of BRMG’s cash flows are transferred to us.  We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $12.7 million and $12.7 million of revenue, net of management service fees to RadNet, for the three months ended March 31, 2012 and 2011, respectively, and $12.7 million and $12.7 million of operating expenses for the three months ended March 31, 2012 and 2011, respectively.  RadNet recognized $50.4 million and $47.8 million of net revenue for the three months ended March 31, 2012 and 2011, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue. The cash flows of BRMG are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation. The creditors of BRMG do not have recourse to our general credit and there are no other arrangements that could expose us to losses.  However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and consolidate 100% of the patient service revenue, at the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, we provide management services and receive a fee which includes 100% of the technical reimbursements associated with imaging procedures for the use of our diagnostic imaging equipment and the provision of technical services.  Our management service fees also include a portion of the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers as well as fees for administrative services. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements and record only our management service fee revenue.

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

The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2011, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates.  The most significant areas involving management’s judgments and estimates are described below.

During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described in our annual report on Form 10-K for the fiscal year ended December 31, 2011.

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments.  As it relates to BRMG centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG.  As it relates to non-BRMG centers, this service fee revenue  is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

Service fee revenues are recorded during the period the patient services are provided based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per discounted fee-for-service rates. We also record a provision for doubtful accounts (based primarily on historical collection experience) related to patients and copayment and deductible amounts for patients who have health care coverage under one of our third-party payers.

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debt for the three months ended March 31, are summarized in the following table (in thousands):

	2012	2011
Commercial Insurance	$93,518	$79,390
Managed Care Capitated Payors	24,770	21,612
Medicare	33,026	28,384
Medicaid	5,729	4,899
Other	11,458	9,798
Service fee revenue, net of contractual allowances and discounts	168,500	144,083

Provision for bad debts	(6,484)	(5,031)

Net service fee revenue	$162,016	$139,052

The break-out of our service fee revenue, net of contractual allowances and discounts, is calculated based upon global payments received from consolidated imaging centers from dates of service from each respective period illustrated.

 Provision for Bad Debts

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service. We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us by patients with insurance. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process.

Reclassifications

Certain reclassifications have been made to the three months ended March 31, 2011 consolidated financial statements and accompanying notes to conform with the three months ended March 31, 2012 presentation. Additionally, we have adjusted prior year’s presentation as a result of the adoption of ASU 2011-07, Health Care Entities (Topic 954). In connection with this adjustment, we identified certain mechanical errors in our historical calculation of the provision for bad debts, resulting in the gross up of the provision for bad debts and revenues by $2.9 million for the three months ended March 31, 2011. The error has been corrected in these financial statements and upon adoption of the new guidance, resulted in no impact to net service fee revenue.
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

Valuation of Goodwill and Long-Lived Assets

Goodwill at March 31, 2012 totaled $159.6 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) Topic 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2011.  Based on our test, we noted no impairment related to goodwill as of October 1, 2011. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.  No indications of impairment were noted at March 31, 2012.

We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2012.

Recent Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. This ASU was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

On January 1, 2012, we adopted ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which updates existing guidance on comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of our Condensed Consolidated Statements of Equity and Comprehensive Income, which was our previous presentation. It requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach which we have adopted, the first statement presents total net income and its components followed consecutively by a second statement that presents total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The adoption of this pronouncement did not have any effect on our financial condition or results of operations, though it did change our financial statement presentation.

On January 1, 2012, we adopted ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. Additional disclosures relating to sources of patient revenue and the allowance for doubtful accounts related to patient accounts receivable are also required. Such additional disclosures are included in Note 1. The adoption of this ASU had no impact on our financial condition, results of operations or cash flows, although it did change our financial statement presentation.

On January 1, 2012, we adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, simplifying how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

Recent Developments and Facility Acquisitions

On February 29, 2012, we completed the acquisition of a multi modality imaging center from TODIC, L.P. located in Camarillo, California for cash consideration of $350,000 and the assumption of a $121,000 capital lease liability. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $425,000 of fixed assets and $86,000 of goodwill was recorded with respect to this transaction as well as the assumption of approximately $40,000 of accrued liabilities.

On February 29, 2012, we completed the acquisition of a multi modality imaging center from Progressive MRI, LLC located in Frederick, Maryland for cash consideration of $230,000. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $230,000 of fixed assets was recorded with respect to this transaction

Industry Updates

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to service fee revenue, net of contractual allowances and discounts.

RADNET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	100.0%	100.0%
Provision for bad debts	-3.8%	-3.5%
Net service fee revenue	96.2%	96.5%

OPERATING EXPENSES
Cost of operations	80.4%	80.4%
Depreciation and amortization	8.8%	9.7%
Loss on sale and disposal of equipment	0.0%	0.2%
Severance costs	0.3%	0.1%
Total operating expenses	89.5%	90.3%

INCOME FROM OPERATIONS	6.7%	6.2%

OTHER EXPENSES
Interest expense	8.1%	9.0%
Other income	-0.7%	-1.3%
Total other expenses	7.4%	7.7%

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-0.7%	-1.5%
Provision for income taxes	-0.1%	-0.1%
Equity in earnings of joint ventures	0.7%	1.0%
NET LOSS	-0.1%	-0.6%
Net income (loss) attributable to noncontrolling interests	0.0%	0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-0.1%	-0.6%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Service Fee Revenue

Service fee revenue for the three months ended March 31, 2012 was $168.5 million compared to $144.1 million for the three months ended March 31, 2011, an increase of $24.4 million, or 17.0%.

Service fee revenue, including only those centers which were in operation throughout the first quarters of both 2012 and 2011, increased $1.6 million, or 1.1%.  This 1.1% increase is primarily the result of a similar percentage increase in procedure volumes.  This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2011.  For the three months ended March 31, 2012, service fee revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $23.1 million. For the three months ended March 31, 2011, service fee revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $284,000.

Provision for Bad Debts

Provision for bad debts increased $1.5 million, or 28.9%, to $6.5 million, or 3.8% of net revenue, for the three months ended March 31, 2012 compared to $5.0 million, or 3.5% of net revenue, for the three months ended March 31, 2012.  This increase is in line with the increase in service fee revenues.

Operating Expenses

Cost of operations for the three months ended March 31, 2012 increased approximately $19.6 million, or 16.9%, from $115.8 million for the three months ended March 31, 2011 to $135.4 million for the three months ended March 31, 2012.  The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Salaries and professional reading fees, excluding stock-based compensation	$74,184	$64,658
Stock-based compensation	1,175	1,048
Building and equipment rental	14,908	12,660
Medical supplies	9,999	7,576
Other operating expenses *	35,134	29,886
Cost of operations	135,400	115,828

Depreciation and amortization	14,892	13,921
Loss on sale and disposal of equipment	24	259
Severance costs	449	145
Total operating expenses	$150,765	$130,153

*           Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $9.5 million, or 14.7%, to $74.2 million for the three months ended March 31, 2012 compared to $64.7 million for the three months ended March 31, 2011.

Salaries and professional reading fees, including only those centers which were in operation throughout the first quarters of both 2012 and 2011, increased $1.8 million, or 2.7%.   This 2.7% increase is in line with our increase in revenue at these centers. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2011.  For the three months ended March 31, 2012, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was approximately $8.0 million.  For the three months ended March 31, 2011, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was approximately $242,000.

Stock-based compensation

Stock-based compensation increased $127,000, or 12.1%, to approximately $1.2 million for the three months ended March 31, 2012 compared to $1.0 million for the three months ended March 31, 2011.  The increase is due in part to restricted stock awards issued during the first quarter of 2012 and the expensing of one third of their fair value in connection with the vesting of one third of the stock on the award date.

Building and equipment rental

Building and equipment rental expenses increased $2.2 million, or 17.8%, to $14.9 million for the three months ended March 31, 2012 compared to $12.7 million for the three months ended March 31, 2011.

Building and equipment rental expenses, including only those centers which were in operation throughout the first quarters of both 2012 and 2011, increased $180,000, or 1.4%. This 1.4% increase is primarily due to new equipment leases entered into subsequent to March 31, 2011 offset in part by equipment lease buy-outs occurring subsequent to March 31, 2011.  This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2011.  For the three months ended March 31, 2012, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was approximately $2.1 million.  For the three months ended March 31, 2011, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $20,000.

Medical supplies

Medical supplies expense increased $2.4 million, or 32.0%, to $10.0 million for the three months ended March 31, 2012 compared to $7.6 million for the three months ended March 31, 2011.

Medical supplies expenses, including only those centers which were in operation throughout the first quarters of both 2012 and 2011, increased $547,000, or 7.2%.  This 7.2% increase is in line with the increase in our procedure volumes. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2011.  For the three months ended March 31, 2012, medical supplies expense from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $1.9 million.

Depreciation and amortization

Depreciation and amortization increased $971,000, or 7.0%, to $14.9 million for the three months ended March 31, 2012 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Interest expense

Interest expense for the three months ended March 31, 2012 increased approximately $652,000, or 5.1%, to $13.6 million for the three months ended March 31, 2012 compared to $12.9 million for the three months ended March 31, 2011.  Interest expense for the three months ended March 31, 2012 included $771,000 of amortization of deferred loan costs as well as $276,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. Interest expense for the three months ended March 31, 2011 included $748,000 of amortization of deferred loan costs as well as $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing.  See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Other income

For the three months ended March 31, 2012, we recorded approximately $1.2 million of other income primarily related to fair value adjustments on our interest rate swaps.  For the three months ended March 31, 2011, we recorded approximately $1.9 million of other income including $1.4 million of fair value adjustments on our interest rate swaps as well as $500,000 of insurance proceeds related to equipment damaged in a fire at one of our imaging centers.

Income tax expense

For the three months ended March 31, 2012 and 2011, we recorded $245,000 and $147,000, respectively, for income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the three months ended March 31, 2012, we recognized equity in earnings from unconsolidated joint ventures of $1.3 million compared to $1.5 million for the three months ended March 31, 2011.  This decrease is primarily due to a change in estimated collection rates applied to revenue recognized subsequent to March 31, 2011.

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

The following is a reconciliation of GAAP net loss to Adjusted EBITDA for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended
	March 31,
	2012	2011
Net Loss Attributable to RadNet, Inc. Common Stockholders	$(111)	$(876)
Plus Provision for Income Taxes	245	147
Plus Other Expenses (Income)	(1,147)	(1,871)
Plus Interest Expense	13,567	12,915
Plus Severence Costs	449	145
Plus Loss on Sale and Disposal of Equipment	24	259
Plus Depreciation and Amortization	14,892	13,921
Plus Non Cash Employee Stock Based Compensation	1,175	1,048
Adjusted EBITDA	$29,094	$25,688

Liquidity and Capital Resources

We had a working capital balance of $27.5 million and $30.0 million at March 31, 2012 and December 31, 2011, respectively.  We had a net loss attributable to RadNet, Inc.’s common stockholders of $111,000 and $876,000 for the three months ended March 31, 2012 and 2011, respectively.  We also had an equity deficit of $68.5 million and $69.8 million at March 31, 2012 and December 31, 2011, respectively.

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

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our credit agreement will be adequate to meet our short-term and long-term liquidity needs.  Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes.  Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.  If we are not able to meet such requirements, we may be required to seek additional financing.  There can be no assurance that we will be able to obtain financing from other sources on the terms acceptable to us, if at all.

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

At March 31, 2012, we had $200.0 million aggregate principal amount of senior notes outstanding, $279.3 million of senior secured term loan debt outstanding and $60.7 million outstanding under the revolving credit facility.  We had $60.55 million of available credit under our revolving credit facility, subject to borrowing conditions under that facility as further described in our annual report on Form 10-K for the fiscal year ended December 31, 2011.  As of March 31, 2012, we were in compliance with all covenants under the New Credit Facilities and the senior notes.

Sources and Uses of Cash

Cash provided by operating activities was $15.4 million for the three months ended March 31, 2012 and $15.2 million for the three months ended March 31, 2011.

Cash used in investing activities was $12.8 million and $23.2 million for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012, we purchased property and equipment for approximately $14.0 million and acquired the assets and businesses of additional imaging facilities for approximately $580,000.  We also purchased additional equity interests in non-consolidated joint ventures for approximately $920,000.  Offsetting our cash used in investing activities was $2.3 million in proceeds from the sale of an acquired imaging center that was classified on our consolidated balance sheet at December 31, 2011as an asset held for sale.

Cash used in financing activities was $3.3 million for the three months ended March 31, 2012 compared to cash provided by financing activities of $7.6 million for the three months ended March 31, 2011.  The cash used in financing activities for the three months ended March 31, 2012 was primarily related to payments we made toward our term loans, capital leases and line of credit balances, as well as $1.5 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

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

After the completion of the acquisition of Image Medical Corporation, the parent of eRAD, Inc. on October 1, 2010, we maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar.  At the present time, we do not have any foreign exchange currency contracts to mitigate this risk.  Fluctuations in foreign exchange rates could impact future operating results.  A hypothetical 1% increase in the rate of exchange of foreign currencies against the dollar for 2012 would result in an increase of approximately $10,000 in our operating expenses for the current year.

Interest Rate Sensitivity.   A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because much of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is priced at a 3.75% spread to the greater of 2%   (“LIBOR Floor”) or 3 month LIBOR.  At March 31, 2012, we had $305.3 million outstanding under our credit facilities that are tied to LIBOR.  Because the LIBOR Floor exceeds the current spot rate of 3 month LIBOR (currently at about 47 basis points), the spot rate of 3 month LIBOR would have to increase by more than 153 basis points before we would recognize any increase in our interest expense.  The LIBOR rate would have to increase by 253 basis points for us to realize a 1% increase in our borrowing rate under our current credit facility and for us to experience an annual increase of $3.1 million in our interest expense. We have an additional $34.7 million under our credit facilities that is tied to the prime rate. A hypothetical 1% increase in the prime rate for 2012 could result in an increase of approximately $350,000 in our interest expense for the current year.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

Information about risk factors for the three months ended March 31, 2012, does not differ materially from that set forth in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2011.  The risks described in our annual report on Form 10-K are not the only risks facing our Company and include additional risks and uncertainties not currently known to us or that we currently deem to be immaterial as of the date of this report on Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC. (Registrant)

Date: May 10, 2012	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Mark D. Stolper
Mark D. Stolper
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Number	Description

10.1*	Form of Restricted Stock Award for the 2006 Equity Incentive Plan, as amended

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

______________________
*	Indicates management contract or compensatory plan.

**
Pursuant to Rule 406T of Regulation S-T, the Incentive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.