Form 10-Q
period 2012-06-30
RadNet, Inc.
filed 2012-08-09
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding on August 3, 2012, was 38,340,482 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$234	$2,455
Accounts receivable, net	131,443	128,432
Asset held for sale	–	2,300
Prepaid expenses and other current assets	21,171	19,140
Total current assets	152,848	152,327
PROPERTY AND EQUIPMENT, NET	219,044	215,527
OTHER ASSETS
Goodwill	166,160	159,507
Other intangible assets	51,483	53,105
Deferred financing costs, net	11,948	13,490
Investment in joint ventures	23,119	22,326
Deposits and other	3,007	2,906
Total assets	$627,609	$619,188

LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$109,039	$103,101
Due to affiliates	4,490	3,762
Deferred revenue	1,008	1,076
Current portion of notes payable	6,275	6,608
Current portion of deferred rent	1,023	999
Current portion of obligations under capital leases	4,607	6,834
Total current liabilities	126,442	122,380
LONG-TERM LIABILITIES
Deferred rent, net of current portion	14,965	12,407
Deferred taxes	277	277
Line of credit	59,500	58,000
Notes payable, net of current portion	481,267	484,046
Obligations under capital lease, net of current portion	2,282	3,338
Other non-current liabilities	7,834	8,547
Total liabilities	692,567	688,995

COMMITMENTS AND CONTINGENCIES

EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 38,340,482, and 37,426,460 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	4	4
Paid-in-capital	167,385	165,796
Accumulated other comprehensive loss	(369)	(946)
Accumulated deficit	(232,775)	(235,610)
Total RadNet, Inc.'s equity deficit	(65,755)	(70,756)
Noncontrolling interests	797	949
Total equity deficit	(64,958)	(69,807)
Total liabilities and equity deficit	$627,609	$619,188

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$171,746	$153,370	$340,246	$297,453
Provision for bad debts	$(6,395)	(5,671)	(12,879)	(10,702)
Net service fee revenue	165,351	147,699	327,367	286,751

OPERATING EXPENSES
Cost of operations	136,554	119,113	271,954	234,941
Depreciation and amortization	14,893	14,296	29,785	28,217
Loss (gain) on sale and disposal of equipment	276	(1,356)	300	(1,597)
Severance costs	163	509	612	654
Total operating expenses	151,886	132,562	302,651	262,215

INCOME FROM OPERATIONS	13,465	15,137	24,716	24,536

OTHER EXPENSES
Interest expense	13,475	13,150	27,042	26,065
Other income	(1,344)	(689)	(2,491)	(2,060)
Total other expenses	12,131	12,461	24,551	24,005

INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	1,334	2,676	165	531

Provision for income taxes	(421)	(337)	(666)	(484)
Equity in earnings of joint ventures	1,986	1,267	3,248	2,751
NET INCOME	2,899	3,606	2,747	2,798
Net (loss) income attributable to noncontrolling interests	(47)	85	(88)	153
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,946	$3,521	$2,835	$2,645

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.08	$0.09	$0.08	$0.07

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.07	$0.09	$0.07	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING

Basic	37,761,316	37,357,840	37,715,723	37,308,038

Diluted	39,430,716	39,820,163	39,215,632	39,376,958

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET INCOME	$2,946	$3,521	$2,835	$2,645
Foreign currency translation adjustments	20	30	26	35
Reclassification of net cash flow hedge losses included in net income during the period	275	306	551	612
COMPREHENSIVE INCOME	3,241	3,857	3,412	3,292
Less comprehensive (loss) income attributable to non-controlling interests	(47)	85	(88)	153
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$3,194	$3,942	$3,324	$3,445

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY DEFICIT

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total RadNet, Inc’s Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	Loss	Deficit	Interests	Deficit
BALANCE - JANUARY 1, 2012	37,426,460	$4	$165,796	$(235,610)	$(946)	$(70,756)	$949	$(69,807)
Issuance of common stock upon exercise of options/warrants	74,022	–	–	–	–	–	–	–
Stock-based compensation	–	–	1,706	–	–	1,706	–	1,706
Purchase of non-controlling interests	–	–	(117)	–	–	(117)	–	(117)
Issuance of restricted stock	840,000	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(64)	(64)
Change in cumulative foreign currency translation adjustment	–	–	–	–	26	26	–	26
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	551	551	–	551
Net income (loss)	–	–	–	2,835	–	2,835	(88)	2,747
BALANCE - JUNE 30, 2012	38,340,482	$4	$167,385	$(232,775)	$(369)	$(65,755)	$797	$(64,958)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

(unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,747	$2,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,785	28,217
Provision for bad debt	12,879	10,702
Equity in earnings of joint ventures	(3,248)	(2,751)
Distributions from joint ventures	3,375	2,370
Deferred rent amortization	2,582	1,310
Amortization of deferred financing cost	1,542	1,467
Amortization of bond discount	132	119
Loss (gain) on sale and disposal of equipment	300	(1,597)
Amortization of cash flow hedge	551	612
Stock-based compensation	1,706	1,790
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(14,097)	(30,514)
Other current assets	(1,887)	(1,363)
Other assets	(29)	(227)
Deferred revenue	(68)	(230)
Accounts payable, accrued expenses and other	4,547	10,164
Net cash provided by operating activities	40,817	22,867
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(9,917)	(11,529)
Purchase of property and equipment	(25,347)	(24,915)
Proceeds from insurance claims on damaged equipment	—	2,469
Proceeds from sale of equipment	446	291
Proceeds from sale of imaging facilities	2,300	—
Purchase of equity interest in joint ventures	(920)	(1,500)
Net cash used in investing activities	(33,438)	(35,184)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(8,016)	(10,602)
Deferred financing costs	—	(217)
Proceeds from, net of payments on, line of credit	1,500	25,700
Payments to counterparties of interest rate swaps, net of amounts received	(3,046)	(3,219)
Distributions to noncontrolling interests	(64)	(71)
Proceeds from issuance of common stock upon exercise of options/warrants	—	242
Net cash (used in) provided by financing activities	(9,626)	11,833
EFFECT OF EXCHANGE RATE CHANGES ON CASH	26	35
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,221)	(449)
CASH AND CASH EQUIVALENTS, beginning of period	2,455	627
CASH AND CASH EQUIVALENTS, end of period	$234	$178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$24,451	$23,229

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $12.5 million and $10.0 million during the six months ended June 30, 2012 and 2011, respectively, that we had not paid for as of June 30, 2012 and 2011, respectively.  The offsetting amount due was recorded in our condensed consolidated balance sheet under “accounts payable, accrued expenses and other.”

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

Detail of investing activity related to acquisitions can be found in Note 2.

 RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At June 30, 2012, we operated a group of regional networks comprised of 237 centers, which we operate directly or indirectly through joint ventures located in seven states with operations primarily in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. Our operations comprise a single segment for financial reporting purposes.

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

Accounting Standards Codification (“ASC”) Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIE’s in which we own a majority voting interest and all VIE’s for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.1% of our outstanding common stock as of June 30, 2012. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payers than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, pursuant to the terms of the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions. BRMG has insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all of BRMG’s cash flows are transferred to us. We have determined that BRMG is a VIE, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $13.5 million and $15.1 million, and $26.2 million and $27.8 million of net revenues for the three and six months ended June 30, 2012 and 2011, respectively, and 13.5 million and 13.5 million, and $26.2 million and $26.6 million of operating expenses for the three and six months ended June 30, 2012 and 2011, respectively.  RadNet recognized $53.6 million and $51.1 million, and $104.0 million and $98.9 million of net revenues for the three and six months ended June 30, 2012 and 2011, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying condensed consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation. The creditors of BRMG do not have recourse to our general credit and there are no other arrangements that could expose us to losses. However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and consolidate 100% of the patient service revenue, at the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, we provide management services and receive a fee which includes 100% of the technical reimbursements associated with imaging procedures for the use of our diagnostic imaging equipment and the provision of technical services. Our service fees also include a portion of the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers as well as fees for administrative services. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements and record only our service fee revenue.

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2012 and 2011 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2011.

Significant accounting policies

For the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2011 with the exception of the following:

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to BRMG centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG. As it relates to non-BRMG centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

Service fee revenues are recorded during the period the services are provided based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per discounted fee-for-service rates. We also record a provision for doubtful accounts (based primarily on historical collection experience) related to patients and copayment and deductible amounts for patients who have health care coverage under one of our third-party payers.

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and six months ended June 30, are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Commercial Insurance/Managed Care Capitation	$115,332	$104,297	$228,788	$201,255
Medicare	34,500	29,842	68,107	58,410
Medicaid	5,833	4,924	11,572	9,831
Workers Compensation/Personal Injury	7,500	6,416	14,878	13,012
Other	8,581	7,891	16,901	14,945
Service fee revenue, net of contractual allowances and discounts	171,746	153,370	340,246	297,453

Provision for bad debts	(6,395)	(5,671)	(12,879)	(10,702)
Net service fee revenue	$165,351	$147,699	$327,367	$286,751

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

Reclassifications

Certain reclassifications have been made to the three and six months ended June 30, 2011 consolidated financial statements and accompanying notes to conform with the three and six months ended June 30, 2012 presentation. Additionally, we have adjusted the prior year’s presentation as a result of the adoption of ASU 2011-07, Health Care Entities (Topic 954). In connection with this adjustment, we identified certain mechanical errors in our historical calculation of the provision for bad debts, resulting in the gross up of the provision for bad debts and revenues by $3.1 million and $6.0 million for the three and six months ended June 30, 2011, respectively. The error has been corrected in these financial statements and upon adoption of the new guidance, resulted in no impact to net service fee revenue.

Liquidity and Capital Resources

We had a working capital balance of $26.4 million and $30.0 million at June 30, 2012 and December 31, 2011, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $2.8 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.  We also had an equity deficit of $65.0 million and $69.8 million at June 30, 2012 and December 31, 2011, respectively.

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

On November 8, 2011, in conjunction with our acquisition of the U.S. imaging operations of CML HealthCare Inc., we increased the size of our revolving credit facility by $21.25 million, to $121.25 million of total borrowing capacity. The increased facility size provides additional borrowing availability to fund further acquisitions and general working capital needs.

At June 30, 2012, we had $200.0 million aggregate principal amount of senior notes outstanding, $278.6 million of senior secured term loan debt outstanding and $59.5 million outstanding under our revolving credit facility. We had $61.75 million of available credit under our revolving credit facility, subject to borrowing conditions under that facility as further described in our annual report on Form 10-K for the fiscal year ended December 31, 2011. As of June 30, 2012, we were in compliance with all covenants under the New Credit Facilities and the senior notes.

NOTE 2 – FACILITY ACQUISITIONS

On May 1, 2012, we completed our acquisition of Advanced Medical Imaging of Stuart, L.P., which consists of two multi-modality imaging centers located in Stuart, Florida, for cash consideration of $1.0 million and the assumption of approximately $250,000 of unfavorable operating lease contracts. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $39,000 of fixed assets, $88,000 of other current assets and $1.1 million of goodwill was recorded with respect to this transaction.

On April 1, 2012, we completed our acquisition of West Coast Radiology, which consists of five multi-modality imaging centers in Orange County, California, for cash consideration of $8.1 million and the assumption of approximately $1.4 million of capital lease obligations. The centers are located in Anaheim, Santa Ana/Tustin, Irvine and Mission Viejo/Laguna Niguel and operate a combination of MRI, CT, ultrasound, mammography, X-ray and other related modalities. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $715,000 of working capital, $3.1 million of fixed assets, $5.4 million of goodwill, and $200,000 of intangible assets was recorded with respect to this transaction.

On February 29, 2012, we completed the acquisition of a multi-modality imaging center from TODIC, L.P. located in Camarillo, California for cash consideration of $350,000 and the assumption of a $121,000 capital lease liability. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $425,000 of fixed assets and $86,000 of goodwill was recorded with respect to this transaction as well as the assumption of approximately $40,000 of accrued liabilities.

On February 29, 2012, we completed the acquisition of a multi-modality imaging center from Progressive MRI, LLC located in Frederick, Maryland for cash consideration of $230,000. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $230,000 of fixed assets was recorded with respect to this transaction.

NOTE 3 – RECENT ACCOUNTING STANDARDS

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

NOTE 4 – EARNINGS PER SHARE

Basic net income per share is based upon the weighted average number of shares of common stock outstanding during the periods presented, excluding non-vested restricted stock.

Diluted net income per share is based upon the weighted average number of shares of common stock, common equivalent stock and non-vested restricted stock outstanding during the periods presented.

The following table sets forth the computation of basic and diluted income loss per share (amounts in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income attributable to RadNet, Inc.'s common stockholders	$2,946	$3,521	$2,835	$2,645

BASIC INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	37,761,316	37,357,840	37,715,723	37,308,038
Basic income per share attributable to RadNet, Inc.'s common stockholders	$0.08	$0.09	$0.08	$0.07
DILUTED INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	37,761,316	37,357,840	37,715,723	37,308,038
Add nonvested restricted stock subject only to service vesting	521,667	–	494,744	–
Add additional shares issuable upon exercise of stock options and warrants	1,147,734	2,462,323	1,005,165	2,068,920
Weighted average number of common shares used in calculating diluted income per share	39,430,717	39,820,163	39,215,632	39,376,958
Diluted income per share attributable to RadNet, Inc.'s common stockholders	$0.07	$0.09	$0.07	$0.07

NOTE 5 – DERIVATIVE INSTRUMENTS

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

At inception, we designated our interest rate swaps as cash flow hedges of floating-rate borrowings.  In accordance with ASC Topic 815, derivatives that have been designated and qualify as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of accumulated other comprehensive income in the consolidated statement of equity deficit. The remaining gain or loss, if any, is recognized currently in earnings. Unrealized gains or losses on the change in fair value of our interest rate swaps that do not qualify as hedges are recognized in earnings.

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

The related Accumulated Other Comprehensive Loss (“AOCL”) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010, the date of our refinancing, is being amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges. From April 6, 2010 to June 30, 2012, approximately $2.7 million of AOCL was amortized to interest expense bringing the remaining balance of AOCL to approximately $367,000 at June 30 31, 2012.

At June 30, 2012 the negative fair value of these interest rate swaps was $2.3 million and was classified as accounts payable, accrued expenses and other in our consolidated balance sheet. For the three and six months ended June 30, 2012, we recognized approximately $1.5 million and $2.7 million, respectively, in other income related to the change in fair value of these interest rate swaps.

A tabular presentation of the fair value of derivative instruments as of June 30, 2012 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Accounts payable, accrued expenses and other	$ (2,336)

A tabular presentation of the fair value of derivative instruments as of December 31, 2011 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Accounts payable, accrued expenses and other	$ (5,064)

A tabular presentation of the effect of derivative instruments on our statement of income is as follows (amounts in thousands):

For the Three Months Ended June 30, 2012

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$1,515	Other income/ (expense)	* ($276)	Interest income/(expense)

For the Three Months Ended June 30, 2011

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$690	Other income/ (expense)	* ($306)	Interest income/(expense)

For the Six Months Ended June 30, 2012

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$2,728	Other income/ (expense)	* ($551)	Interest income/(expense)

For the Six Months Ended June 30, 2011

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$2,060	Other income/ (expense)	* ($612)	Interest income/(expense)

* Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 35% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased approximately $793,000 to $23.1 million at June 30, 2012 compared to $22.3 million at December 31, 2011.  This increase is primarily related to additional equity contributions made to one of these joint ventures of approximately $920,000 as well as our recording of equity earnings for the six months ended June 30, 2012 of approximately $3.2 million. Offsetting this increase is our respective share of distributions received during the six months ended June 30, 2012 of $3.4 million.

We received management service fees from the centers underlying these joint ventures of approximately $1.7 million for each of the three months ended June 30, 2012 and 2011, and approximately $3.4 million for each of the six months ended June 30, 2012 and 2011. We eliminate the portion of the fees earned associated with our ownership from our service revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of June 30, 2012 and for the six months ended June 30, 2012 and 2011 (in thousands):

Balance Sheet Data:	June 30, 2012

Current assets	$15,795
Noncurrent assets	36,909
Current liabilities	(7,221)
Noncurrent liabilities	(5,554)
Total net assets	$39,929

Book value of RadNet joint venture interests	$19,319
Cost in excess of book value of acquired joint venture interests	3,511
Elimination of intercompany profit remaining on RadNet's consolidated balance sheet	289
Total value of RadNet joint venture interests	$23,119

Total book value of other joint venture partner interests	$20,610

Income Statement Data for the six months ended June 30,	2012	2011

Net revenue	$41,955	$38,038
Net income	$7,016	$6,524

NOTE 7 – STOCK-BASED COMPENSATION

Options and Warrants

We have two long-term incentive plans that currently have outstanding stock options which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of June 30, 2012, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of June 30, 2012, 5,014,750, or approximately 80.5%, of the 6,231,250 outstanding stock options and warrants granted under our option plans are fully vested.  During the six months ended June 30, 2012, we did not grant options or warrants under the 2006 Plan.

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

As of June 30, 2012, 1,502,898, or 100%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the six months ended June 30, 2012, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions for the six months ended June 30, 2012:

Outstanding Options and Warrants Under the 2006 Plan and 2000 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance, December 31, 2011	6,656,250	$3.62
Granted	–	–
Exercised	–	–
Canceled or expired	(425,000)	4.19
Balance, June 30, 2012	6,231,250	3.58	2.39	$984,075
Exercisable at June 30, 2012	5,014,750	3.66	2.13	816,692

Non-Plan Outstanding Warrants	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2011	2,502,898	$2.58
Granted	–	–
Exercised	(250,000)	2.52
Canceled or expired	(750,000)	4.77
Balance, June 30, 2012	1,502,898	1.50	1.15	$1,814,263
Exercisable at June 30, 2012	1,502,898	1.50	1.15	1,814,263

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options on June 30, 2012. The total intrinsic value of options and warrants exercised during the six months ended June 30, 2012 and 2011 was approximately $265,000 and $605,650, respectively.  As of June 30, 2012, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $1.5 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Awards

The 2006 Plan permits the award of restricted stock. On January 3, 2012, we granted 525,000 restricted stock awards (“awards”) to certain employees and 200,000 awards to non-employee directors of the Company. Of the awards granted, 241,667 were vested on the award date, 241,667 cliff vest after one year provided that the employees or non-employees remain continuously employed or engaged through the vesting date and 241,666 cliff vest after two years provided that the employees or non-employees remain continuously employed or engaged through the vesting date. We valued the awards based on the closing market price of our stock on January 3, 2012 which was $2.17 per share.

On May 15, 2012, we granted 115,000 restricted stock awards (“awards”) to certain employees. Of the awards granted, 38,333 were vested on the award date, 38,333 cliff vest after one year provided that the employees remain continuously employed through the vesting date and 38,334 cliff vest after two years provided that the employees remain continuously employed through the vesting date. We valued the awards based on the closing market price of our stock on May 15, 2012 which was $3.12 per share.

At June 30, 2012, the total unrecognized fair value of these restricted stock awards was approximately $1.0 million, which will be recognized over the remaining vesting period of 1.83 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, 7,013,750 were outstanding at June 30, 2012 with respect to grants of options, warrants and restricted stock and 3,986,250 were available for grant.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

Level 1 – Fair value is determined by using unadjusted quoted prices that are available in active markets for identical assets and liabilities.

Level 2 – Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets. Related inputs can also include those used in valuation or other pricing models such as interest rates and yield curves that can be corroborated by observable market data.

Level 3 – Fair value is determined by using inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgment.

The table below summarizes the estimated fair values of certain of our financial liabilities that are subject to fair value measurements, and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Accounts payable, accrued expenses and other:
Interest Rate Swaps	$–	$2,336	$–	$2,336

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Accounts payable, accrued expenses and other:
Interest Rate Swaps	$–	$5,064	$–	$5,064

The estimated fair value of these swaps, which is discussed in Note 5, was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior Secured Term Loan	$–	$275,800	$–	$275,800	$278,600
Senior Notes	–	199,000	–	199,000	200,000

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Carrying Value
Senior Secured Term Loan	$–	$264,600	$–	$264,600	$280,000
Senior Notes	–	180,000	–	180,000	200,000

The estimated fair value of our long-term debt, which is discussed in Note 1, was determined using Level 2 inputs primarily related to comparable market prices.

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

NOTE 9 – SUPPLEMENTAL GUARANTOR INFORMATION

The following tables present unaudited interim condensed consolidating financial information for: (a) RadNet, Inc. (the “Parent”) on a stand-alone basis as a guarantor of the senior secured term loan due 2016 and the senior notes due 2018 ; (b) Radnet Management, Inc., the subsidiary issuer (the “Subsidiary Issuer”) of the senior secured term loan due 2016 and the senior notes due 2018; (c) on a combined basis, the guarantor subsidiaries (the “Guarantor Subsidiaries”) of the senior secured term loan due 2016 and the senior notes due 2018, which include all other 100% owned subsidiaries of the Subsidiary Issuer; (d) on a combined basis, the non-guarantor subsidiaries, which include joint venture partnerships of which the Subsidiary Issuer holds investments of 50% or greater, as well as BRMG, which we consolidate as a VIE. Separate financial statements of the Subsidiary Issuer or the Guarantor Subsidiaries are not presented because the guarantee by the Parent and each Guarantor Subsidiary is full and unconditional, joint and several.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

June 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$–	$234	$–	$–	$234
Accounts receivable, net	–	–	73,377	58,066	–	131,443
Prepaid expenses and other current assets	–	12,375	8,042	754	–	21,171
Total current assets	–	12,375	81,653	58,820	–	152,848
PROPERTY AND EQUIPMENT, NET	–	47,854	170,432	758	–	219,044
OTHER ASSETS						–
Goodwill	–	48,265	117,050	845	–	166,160
Other intangible assets	–	205	51,153	125	–	51,483
Deferred financing costs, net	–	11,948	–	–	–	11,948
Investment in subsidiaries	(65,755)	265,332	9,667	–	(209,244)	–
Investment in joint ventures	–	–	23,119	–	–	23,119
Deposits and other	–	1,347	1,660	–	–	3,007
Total assets	$(65,755)	$387,326	$454,734	$60,548	$(209,244)	$627,609
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$–	$(164,869)	$122,677	$42,192	$–	$–
Accounts payable, accrued expenses and other	–	68,985	32,162	7,892	–	109,039
Due to affiliates	–	–	4,490	–	–	4,490
Deferred revenue	–	–	1,008	–	–	1,008
Current portion of notes payable	–	2,980	3,295	–	–	6,275
Current portion of deferred rent	–	517	506	–	–	1,023
Current portion of obligations under capital leases	–	1,745	2,862	–	–	4,607
Total current liabilities	–	(90,642)	167,000	50,084	–	126,442
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	9,106	5,859	–	–	14,965
Deferred taxes	–	–	277	–	–	277
Line of credit	–	59,500	–	–	–	59,500
Notes payable, net of current portion	–	473,264	8,003	–	–	481,267
Obligations under capital leases, net of current portion	–	1,853	429	–	–	2,282
Other non-current liabilities	–	–	7,834	–	–	7,834
Total liabilities	–	453,081	189,402	50,084	–	692,567

EQUITY DEFICIT
Total RadNet, Inc.'s equity deficit	(65,755)	(65,755)	265,332	9,667	(209,244)	(65,755)
Noncontrolling interests	–	–	–	797	–	797
Total equity deficit	(65,755)	(65,755)	265,332	10,464	(209,244)	(64,958)
Total liabilities and equity deficit	$(65,755)	$387,326	$454,734	$60,548	$(209,244)	$627,609

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2011

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$1,366	$–	$1,089	$–	$2,455
Accounts receivable, net	–	–	78,229	50,203	–	128,432
Asset held for sale	–	–	2,300	–	–	2,300
Prepaid expenses and other current assets	–	11,858	6,651	631	–	19,140
Total current assets	–	13,224	87,180	51,923	–	152,327
PROPERTY AND EQUIPMENT, NET	–	46,445	168,213	869	–	215,527
OTHER ASSETS						–
Goodwill	–	42,784	115,878	845	–	159,507
Other intangible assets	–	50	52,916	139	–	53,105
Deferred financing costs, net	–	13,490	–	–	–	13,490
Investment in subsidiaries	(70,756)	249,763	9,974	–	(188,981)	–
Investment in joint ventures	–	–	22,326	–	–	22,326
Deposits and other	–	1,279	1,627	–	–	2,906
Total assets	$(70,756)	$367,035	$458,114	$53,776	$(188,981)	$619,188
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$–	$(160,017)	$124,679	$35,338	$–	$–
Accounts payable, accrued expenses and other	–	50,262	45,324	7,515	–	103,101
Due to affiliates	–	–	3,762	–	–	3,762
Deferred revenue	–	–	1,076	–	–	1,076
Current portion of notes payable	–	2,981	3,627	–	–	6,608
Current portion of deferred rent	–	502	497	–	–	999
Current portion of obligations under capital leases	–	2,996	3,838	–	–	6,834
Total current liabilities	–	(103,276)	182,803	42,853	–	122,380
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	7,734	4,673	–	–	12,407
Deferred taxes	–	–	277	–	–	277
Line of Credit	–	58,000	–	–	–	58,000
Notes payable, net of current portion	–	474,165	9,881	–	–	484,046
Obligations under capital leases, net of current portion	–	1,168	2,170	–	–	3,338
Other non-current liabilities	–	–	8,547	–	–	8,547
Total liabilities	–	437,791	208,351	42,853	–	688,995

EQUITY DEFICIT
Total RadNet, Inc.'s equity deficit	(70,756)	(70,756)	249,763	9,974	(188,981)	(70,756)
Noncontrolling interests	–	–	–	949	–	949
Total equity deficit	(70,756)	(70,756)	249,763	10,923	(188,981)	(69,807)
Total liabilities and equity deficit	$(70,756)	$367,035	$458,114	$53,776	$(188,981)	$619,188

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For The Three Months Ended June 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$38,168	$118,562	$15,016	$–	$171,746
Provision for bad debts	–	(1,324)	(4,458)	(613)	–	(6,395)
Net service fee revenue	–	36,844	114,104	14,403	–	165,351

OPERATING EXPENSES
Operating expenses	–	32,633	89,674	14,247	–	136,554
Depreciation and amortization	–	3,214	11,617	62	–	14,893
Loss on sale of equipment	–	102	174	–	–	276
Severance costs	–	9	154	–	–	163
Total operating expenses	–	35,958	101,619	14,309	–	151,886

INCOME FROM OPERATIONS	–	886	12,485	94	–	13,465

OTHER EXPENSES
Interest expense	–	7,934	5,541	–	–	13,475
Other (income) expense	–	(1,437)	93	–	–	(1,344)
Total other expenses	–	6,497	5,634	–	–	12,131

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(5,611)	6,851	94	–	1,334
Provision for income taxes	–	(19)	(397)	(5)	–	(421)
Equity in earnings of consolidated subsidiaries	2,946	8,576	136	–	(11,658)	–
Equity in earnings of joint ventures	–	–	1,986	–	–	1,986
NET INCOME	2,946	2,946	8,576	89	(11,658)	2,899
Net loss attributable to noncontrolling interests	–	–	–	(47)	–	(47)
NET INCOME ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$2,946	$2,946	$8,576	$136	$(11,658)	$2,946

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For The Three Months Ended June 30, 2011

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$31,299	$105,684	$16,387	$–	$153,370
Provision for bad debts	–	(1,155)	(3,827)	(689)	–	(5,671)
Net service fee revenue	–	30,144	101,857	15,698	–	147,699

OPERATING EXPENSES
Operating expenses	–	27,166	76,877	15,070	–	119,113
Depreciation and amortization	–	3,513	10,672	111	–	14,296
(Gain) loss on sale and disposal of equipment	–	(1,650)	294	–	–	(1,356)
Severance costs	–	120	389	–	–	509
Total operating expenses	–	29,149	88,232	15,181	–	132,562

INCOME FROM OPERATIONS	–	995	13,625	517	–	15,137

OTHER EXPENSES
Interest expense	–	7,601	5,532	17	–	13,150
Other income	–	(689)	–	–	–	(689)
Total other expenses	–	6,912	5,532	17	–	12,461

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(5,917)	8,093	500	–	2,676
Provision for income taxes	–	(18)	(315)	(4)	–	(337)
Equity in earnings of consolidated subsidiaries	3,521	9,456	411	–	(13,388)	–
Equity in earnings of joint ventures	–	–	1,267	–	–	1,267
NET INCOME	3,521	3,521	9,456	496	(13,388)	3,606
Net income attributable to noncontrolling interests	–	–	–	85	–	85
NET INCOME ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$3,521	$3,521	$9,456	$411	$(13,388)	$3,521

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For The Six Months Ended June 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$72,712	$238,143	$29,391	$–	$340,246
Provision for bad debts	–	(2,591)	(9,056)	(1,232)	–	(12,879)
Net service fee revenue	–	70,121	229,087	28,159	–	327,367

OPERATING EXPENSES
Operating expenses	–	63,019	181,179	27,756	–	271,954
Depreciation and amortization	–	6,361	23,300	124	–	29,785
Loss on sale of equipment	–	239	61	–	–	300
Severance costs	–	42	544	26	–	612
Total operating expenses	–	69,661	205,084	27,906	–	302,651

INCOME FROM OPERATIONS	–	460	24,003	253	–	24,716

OTHER EXPENSES
Interest expense	–	15,912	11,130	–	–	27,042
Other (income) expense	–	(2,650)	159	–	–	(2,491)
Total other expenses	–	13,262	11,289	–	–	24,551

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(12,802)	12,714	253	–	165
Provision for income taxes	–	(21)	(640)	(5)	–	(666)
Equity in earnings of consolidated subsidiaries	2,835	15,658	336	–	(18,829)	–
Equity in earnings of joint ventures	–	–	3,248	–	–	3,248
NET INCOME	2,835	2,835	15,658	248	(18,829)	2,747
Net loss attributable to noncontrolling interests	–	–	–	(88)	–	(88)
NET INCOME ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$2,835	$2,835	$15,658	$336	$(18,829)	$2,835

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For The Six Months Ended June 30, 2011

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$62,415	$203,523	$31,515	$–	$297,453
Provision for bad debts	–	(2,146)	(7,315)	(1,241)	–	(10,702)
Net service fee revenue	–	60,269	196,208	30,274	–	286,751

OPERATING EXPENSES
Operating expenses	–	53,894	151,989	29,058	–	234,941
Depreciation and amortization	–	7,009	20,987	221	–	28,217
(Gain) loss on sale and disposal of equipment	–	(2,063)	466	–	–	(1,597)
Severance costs	–	189	465	–	–	654
Total operating expenses	–	59,029	173,907	29,279	–	262,215

INCOME FROM OPERATIONS	–	1,240	22,301	995	–	24,536

OTHER EXPENSES
Interest expense	–	14,920	11,110	35	–	26,065
Other income	–	(2,060)	–	–	–	(2,060)
Total other expenses	–	12,860	11,110	35	–	24,005

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(11,620)	11,191	960	–	531
Provision for income taxes	–	(31)	(447)	(6)	–	(484)
Equity in earnings of consolidated subsidiaries	2,645	14,296	801	–	(17,742)	–
Equity in earnings of joint ventures	–	–	2,751	–	–	2,751
NET INCOME	2,645	2,645	14,296	954	(17,742)	2,798
Net income attributable to noncontrolling interests	–	–	–	153	–	153
NET INCOME ATTRIBUTABLE TO RADNET, INC.COMMON STOCKHOLDERS	$2,645	$2,645	$14,296	$801	$(17,742)	$2,645

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,835	$2,835	$15,658	$248	$(18,829)	$2,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	6,361	23,300	124	–	29,785
Provision for bad debt	–	2,591	9,056	1,232	–	12,879
Equity in earnings of consolidated subsidiaries	(2,835)	(15,658)	(336)	–	18,829	–
Distributions from consolidated subsidiaries	–	–	642	–	(642)	–
Equity in earnings of joint ventures	–	–	(3,248)	–	–	(3,248)
Distributions from joint ventures	–	–	3,375	–	–	3,375
Deferred rent amortization	–	1,388	1,194	–	–	2,582
Amortization of deferred financing cost	–	1,542	–	–	–	1,542
Amortization of bond discount	–	132	–	–	–	132
Loss on sale and disposal of equipment	–	239	61	–	–	300
Amortization of cash flow hedge	–	276	275	–	–	551
Stock-based compensation	–	426	1,280	–	–	1,706
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(1,133)	(12,964)	–	(14,097)
Other current assets	–	(460)	(1,269)	(158)	–	(1,887)
Other assets	–	(68)	39	–	–	(29)
Deferred revenue	–	–	(68)	–	–	(68)
Accounts payable, accrued expenses and other	–	17,189	(23,777)	11,135	–	4,547
Net cash provided by (used in) operating activities	–	16,793	25,049	(383)	(642)	40,817
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(8,144)	(1,773)	–	–	(9,917)
Purchase of property and equipment	–	(5,544)	(19,803)	–	–	(25,347)
Proceeds from sale of equipment	–	43	403	–	–	446
Proceeds from sale of imaging facilities	–	–	2,300	–	–	2,300
Purchase of equity interest in joint ventures	–	–	(920)	–	–	(920)
Net cash used in investing activities	–	(13,645)	(19,793)	–	–	(33,438)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(2,968)	(5,048)	–	–	(8,016)
Deferred financing costs	–	–	–	–	–	–
Proceeds from, net of payments, on line of credit	–	1,500	–	–	–	1,500
Payments to counterparties of interest rate swaps, net of amounts received	–	(3,046)	–	–	–	(3,046)
Distributions paid to noncontrolling interests	–	–	–	(706)	642	(64)
Proceeds from issuance of common stock	–	–	–	–	–	–
Net cash used in financing activities	–	(4,514)	(5,048)	(706)	642	(9,626)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	–	26	–	–	26
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(1,366)	234	(1,089)	–	(2,221)
CASH AND CASH EQUIVALENTS, beginning of period	–	1,366	–	1,089	–	2,455
CASH AND CASH EQUIVALENTS, end of period	$–	$–	$234	$–	$–	$234

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2011

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,645	$2,645	$14,296	$954	$(17,742)	$2,798
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	7,009	20,987	221	—	28,217
Provision for bad debt	—	2,146	7,315	1,241	—	10,702
Equity in earnings of consolidated subsidiaries	(2,645)	(14,296)	(801)	—	17,742	—
Distributions from consolidated subsidiaries	—	—	732	—	(732)	—
Equity in earnings of joint ventures	—	—	(2,751)	—	—	(2,751)
Distributions from joint ventures	—	—	2,370	—	—	2,370
Deferred rent amortization	—	985	325	—	—	1,310
Amortization of deferred financing cost	—	1,467	—	—	—	1,467
Amortization of bond discount	—	119	—	—	—	119
Loss (gain) on sale and disposal of equipment	—	(2,063)	466	—	—	(1,597)
Amortization of cash flow hedge	—	612	—	—	—	612
Stock-based compensation	—	448	1,342	—	—	1,790
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	—	—	(21,199)	(9,315)	—	(30,514)
Other current assets	—	(114)	(1,163)	(86)	—	(1,363)
Other assets	—	(230)	3	—	—	(227)
Deferred revenue	—	—	(230)	—	—	(230)
Accounts payable, accrued expenses and other	—	(14,575)	16,413	8,326	—	10,164
Net cash (used in) provided by operating activities	—	(15,847)	38,105	1,341	(732)	22,867
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	—	—	(11,529)	—	—	(11,529)
Proceeds from insurance claims on damaged equipment	—	2,151	318		—	2,469
Purchase of property and equipment	—	(5,315)	(18,989)	(611)	—	(24,915)
Proceeds from sale of equipment	—	—	291	—	—	291
Purchase of equity interest in joint ventures	—	—	(1,500)	—	—	(1,500)
Net cash used in investing activities	—	(3,164)	(31,409)	(611)	—	(35,184)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	—	(3,700)	(6,731)	(171)	—	(10,602)
Deferred financing costs	—	(217)	—	—	—	(217)
Proceeds from, net of payments, on line of credit	—	25,700	—	—	—	25,700
Payments to counterparties of interest rate swaps, net of payments received	—	(3,219)	—	—	—	(3,219)
Distributions paid to noncontrolling interests	—	—	—	(803)	732	(71)
Proceeds from issuance of common stock	—	242	—	—	—	242
Net cash provided by (used in) financing activities	—	18,806	(6,731)	(974)	732	11,833
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	35	—	—	35
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(205)	—	(244)	—	(449)
CASH AND CASH EQUIVALENTS, beginning of period	—	205	—	422	—	627
CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$178	$—	$178

NOTE 10 – RELATED PARTY TRANSACTIONS

We use World Wide Express, a package delivery company owned 40% by Norman Hames, our western operations chief operating officer, to provide delivery services for us.  During the six months ended June 30, 2012, we paid approximately $487,000 to World Wide Express for those services.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2012, we completed the sale of a 41% ownership interest of one of our consolidated joint ventures to our existing partner in that joint venture for $1.8 million.  After the sale, we will retain a 49% ownership interest in this joint venture. The result of this transaction will be our de-consolidation of this joint venture and our recording of the fair value of our remaining investment as a non-consolidated joint venture accounted for under the equity method.

On July 23, 2012, we completed our acquisition of a multi-modality imaging center, Orthopedic Imaging Center, LLC. located in Redlands, California, for cash consideration of $700,000.

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

Overview

With 237 centers, which we operate directly or indirectly through joint ventures as of June 30, 2012, located in California, Delaware, Maryland, New Jersey, Rhode Island, Florida, and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and aggregate annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the six months ended June 30, 2012, we performed 2,116,932 diagnostic imaging procedures and generated total net service fee revenue of $327.4 million.

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

Accounting Standards Codification (“ASC”) Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIE’s in which we own a majority voting interest and all VIE’s for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.1% of our outstanding common stock as of June 30, 2012. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payers than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, pursuant to the terms of the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions. BRMG has insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all of BRMG’s cash flows are transferred to us. We have determined that BRMG is a VIE, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $13.5 million and $15.1 million, and $26.2 million and $27.8 million of net revenues for the three and six months ended June 30, 2012 and 2011, respectively, and 13.5 million and 13.5 million, and $26.2 million and $26.6 million of operating expenses for the three and six months ended June 30, 2012 and 2011, respectively.  RadNet recognized $53.6 million and $51.1 million, and $104.0 million and $98.9 million of net revenues for the three and six months ended June 30, 2012 and 2011, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying condensed consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation. The creditors of BRMG do not have recourse to our general credit and there are no other arrangements that could expose us to losses. However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and consolidate 100% of the patient service revenue, at the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, we provide management services and receive a fee which includes 100% of the technical reimbursements associated with imaging procedures for the use of our diagnostic imaging equipment and the provision of technical services. Our service fees also include a portion of the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers as well as fees for administrative services. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements and record only our service fee revenue.

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

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to BRMG centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG. As it relates to non-BRMG centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

Service fee revenues are recorded during the period the services are provided based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per discounted fee-for-service rates. We also record a provision for doubtful accounts (based primarily on historical collection experience) related to patients and copayment and deductible amounts for patients who have health care coverage under one of our third-party payers.

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debt for the three and six months ended June 30, are summarized in the following table (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011		2012	2011

Commercial Insurance/Managed Care Capitation	$115,332	$104,297		$228,788	$201,255
Medicare	34,500	29,842		68,107	58,410
Medicaid	5,833	4,924		11,572	9,831
Workers Compensation/Personal Injury	7,500	6,416		14,878	13,012
Other	8,581	7,891		16,901	14,945
Service fee revenue, net of contractual allowances and discounts	171,746	153,370	#	340,246	297,453

Provision for bad debts	(6,395)	(5,671)		(12,879)	(10,702)
Net service fee revenue	$165,351	$147,699		$327,367	$286,751

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

Reclassifications

Certain reclassifications have been made to the three and six months ended June 30, 2011 consolidated financial statements and accompanying notes to conform with the three and six months ended June 30, 2012 presentation. Additionally, we have adjusted the prior year’s presentation as a result of the adoption of ASU 2011-07, Health Care Entities (Topic 954). In connection with this adjustment, we identified certain mechanical errors in our historical calculation of the provision for bad debts, resulting in the gross up of the provision for bad debts and revenues by $3.1 million and $6.0 million for the three and six months ended June 30, 2011, respectively. The error has been corrected in these financial statements and upon adoption of the new guidance, resulted in no impact to net service fee revenue.

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

Depreciation and Amortization of Long-Lived Assets

We depreciate our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets’ useful lives or the lease term of the facility for which these assets are associated.

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

Valuation of Goodwill and Long-Lived Assets

Goodwill at June 30, 2012 totaled $166.2 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”), ASC Topic 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2011.  Based on our test, we noted no impairment related to goodwill as of October 1, 2011. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill. No indications of impairment were noted at June 30, 2012.

We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of June 30, 2012.

Recent Accounting Standards

In April 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”), which contains amendments to achieve common fair value measurement and disclosures in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value for financial reporting. The guidance does not require fair value measurements in addition to those already required or permitted by other Topics. This ASU was effective for the Company beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

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

Recent Developments and Facility Acquisitions

On May 1, 2012, we completed our acquisition of Advanced Medical Imaging of Stuart, L.P., which consists of two multi-modality imaging centers located in Stuart, Florida, for cash consideration of $1.0 million and the assumption of approximately $250,000 of unfavorable operating lease contracts. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $39,000 of fixed assets, $88,000 of other current assets and $1.1 million of goodwill was recorded with respect to this transaction.

On April 1, 2012, we completed our acquisition of West Coast Radiology, which consists of five multi-modality imaging centers in Orange County, California, for cash consideration of $8.1 million and the assumption of approximately $1.4 million of capital lease obligations. The centers are located in Anaheim, Santa Ana/Tustin, Irvine and Mission Viejo/Laguna Niguel and operate a combination of MRI, CT, ultrasound, mammography, X-ray and other related modalities. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $715,000 of working capital, $3.1 million of fixed assets, $5.4 million of goodwill, and $200,000 of intangible assets was recorded with respect to this transaction.

On February 29, 2012, we completed the acquisition of a multi-modality imaging center from TODIC, L.P. located in Camarillo, California for cash consideration of $350,000 and the assumption of a $121,000 capital lease liability. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $425,000 of fixed assets and $86,000 of goodwill was recorded with respect to this transaction as well as the assumption of approximately $40,000 of accrued liabilities.

On February 29, 2012, we completed the acquisition of a multi-modality imaging center from Progressive MRI, LLC located in Frederick, Maryland for cash consideration of $230,000. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $230,000 of fixed assets was recorded with respect to this transaction

Industry Updates

For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene.

For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% in the absence of Congressional intervention. However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule. Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010. On November 2, 2010, CMS released the calendar year 2011 Medicare Physician Fee Schedule. Again, the rule would have significantly reduced physician fee schedule payments in 2011 had Congress not acted by passing the Physician Payment and Therapy Relief Act of 2010 and the Medicare and Medicaid Extenders Act of 2010, which together continued the 2.2% update from June 2010 through December 31, 2011. Similarly, the calendar year 2012 Medicare Physician Fee Schedule provided for a 27.4% decrease to the physician fee schedule which was averted by Congress passing the Middle Class Tax Relief and Job Creation Act of 2012. While Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future. The failure of Congress to act could adversely impact our revenues and results of operations.

Related Party Transactions

We use World Wide Express, a package delivery company owned 40% by Norman Hames, our western operations chief operating officer, to provide delivery services for us.  During the six months ended June 30, 2012, we paid approximately $487,000 to World Wide Express for those services.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bears to service fee revenue, net of contractual allowances and discounts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	100.0%	100.0%	100.0%	100.0%
Provision for bad debts	-3.7%	-3.7%	-3.8%	-3.6%
Net service fee revenue	96.3%	96.3%	96.2%	96.4%

OPERATING EXPENSES
Cost of operations	79.5%	77.7%	79.9%	79.0%
Depreciation and amortization	8.7%	9.3%	8.8%	9.5%
Loss (gain) on sale and disposal of equipment	0.2%	-0.9%	0.1%	-0.5%
Severance costs	0.1%	0.3%	0.2%	0.2%
Total operating expenses	88.4%	86.4%	89.0%	88.2%

INCOME FROM OPERATIONS	7.8%	9.9%	7.3%	8.2%

OTHER EXPENSES
Interest expense	7.8%	8.6%	7.9%	8.8%
Other income	-0.8%	-0.4%	-0.7%	-0.7%
Total other expenses	7.1%	8.1%	7.2%	8.1%

INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	0.8%	1.7%	0.0%	0.2%
Provision for income taxes	-0.2%	-0.2%	-0.2%	-0.2%
Equity in earnings of joint ventures	1.2%	0.8%	1.0%	0.9%
NET INCOME	1.7%	2.4%	0.8%	0.9%
Net (loss) income attributable to noncontrolling interests	0.0%	0.1%	0.0%	0.1%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	1.7%	2.3%	0.8%	0.9%

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Service Fee Revenue

Service fee revenue for the three months ended June 30, 2012 was $171.8 million compared to $153.4 million for the three months ended June 30, 2011, an increase of $18.4 million, or 12.0%.

Service fee revenue, including only those centers which were in operation throughout the second quarters of both 2012 and 2011, decreased $4.0 million, or 2.6%. This 2.6% decrease is primarily the result of a similar percentage decrease in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2011. For the three months ended June 30, 2012, service fee revenue from centers that were acquired subsequent to April 1, 2011 and excluded from the above comparison was $22.6 million. For the three months ended June 30, 2011, service fee revenue from centers that were acquired subsequent to April 1, 2011 and excluded from the above comparison was $180,000.

Provision for Bad Debts

Provision for bad debts increased $724,000, or 12.8%, to $6.4 million, or 3.7% of net revenue, for the three months ended June 30, 2012 compared to $5.7 million, or 3.7% of net revenue, for the three months ended June 30, 2011. This increase is in line with the increase in service fee revenues.

Operating Expenses

Cost of operations for the three months ended June 30, 2012 increased approximately $17.4 million, or 14.6%, from $119.1 million for the three months ended June 30, 2011 to $136.5 million for the three months ended June 30, 2012. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended
	June 30,
	2012	2011

Salaries and professional reading fees, excluding stock-based compensation	$74,784	$66,949
Stock-based compensation	531	742
Building and equipment rental	15,572	13,177
Medical supplies	10,033	8,741
Other operating expenses *	35,634	29,504
Cost of operations	136,554	119,113

Depreciation and amortization	14,893	14,296
Loss (gain) on sale and disposal of equipment	276	(1,356)
Severance costs	163	509
Total operating expenses	$151,886	$132,562

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $7.8 million, or 11.7%, to $74.8 million for the three months ended June 30, 2012 compared to $67.0 million for the three months ended June 30, 2011.

Salaries and professional reading fees, including only those centers which were in operation throughout the second quarters of both 2012 and 2011 decreased $1.3 million, or 2.0%. This 2.0% decrease is in line with our decrease in service fee revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2011. For the three months ended June 30, 2012, salaries and professional reading fees from centers that were acquired subsequent to April 1, 2011 and excluded from the above comparison was approximately $9.2 million. For the three months ended June 30, 2011, salaries and professional reading fees from centers that were acquired subsequent to April 1, 2011 and excluded from the above comparison was approximately $66,000.

Stock-based compensation

Stock-based compensation decreased $211,000, or 28.4%, to approximately $531,000 for the three months ended June 30, 2012 compared to $742,000 for the three months ended June 30, 2011. The decrease is due to fewer equity compensation instruments being issued in the current quarter compared to the same quarter last year.

Building and equipment rental

Building and equipment rental expenses increased $2.4 million, or 18.2%, to $15.6 million for the three months ended June 30, 2012 compared to $13.2 million for the three months ended June 30, 2011.

Building and equipment rental expenses, including only those centers which were in operation throughout the second quarters of both 2012 and 2011, increased $116,000, or 0.9%. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2011. For the three months ended June 30, 2012, building and equipment rental expenses from centers that were acquired subsequent to April 1, 2011 and excluded from the above comparison was approximately $2.3 million. For the three months ended June 30, 2011, building and equipment rental expenses from centers that were acquired subsequent to April 1, 2011 and excluded from the above comparison was $33,000.

Medical supplies

Medical supplies expense increased $1.3 million, or 14.8%, to $10.0 million for the three months ended June 30, 2012 compared to $8.7 million for the three months ended June 30, 2011.

Medical supplies expenses, including only those centers which were in operation throughout the second quarters of both 2012 and 2011, decreased $715,000, or 8.2%. This 8.2% decrease is in line with our decrease in service fee revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2011. For the three months ended June 30, 2012, medical supplies expense from centers that were acquired subsequent to April 1, 2011 and excluded from the above comparison was $2.0 million.

Depreciation and amortization

Depreciation and amortization increased $597,000, or 4.2%, to $14.9 million for the three months ended June 30, 2012 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Loss (gain) on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $276,000 for the three months ended June 30, 2012 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale. We recorded a net gain on disposal of equipment of approximately $1.4 million for the three months ended June 30, 2011 primarily related to the difference between the net book value of certain equipment damaged in a fire at one of our imaging facilities and insurance proceeds we received from claims filed on this damaged equipment.

Interest expense

Interest expense for the three months ended June 30, 2012 increased approximately $325,000, or 2.5%, to $13.5 million for the three months ended June 30, 2012 compared to $13.2 million for the three months ended June 30, 2011. This 2.5% increase is primarily due to our increased borrowings on our revolving credit facility subsequent to June 30, 2011. Interest expense for the three months ended June 30, 2012 included $771,000 of amortization of deferred loan costs as well as $275,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. Interest expense for the three months ended June 30, 2011 included $719,000 of amortization of deferred loan costs as well as $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Other income

For the three months ended June 30, 2012, we recorded approximately $1.3 million of other income primarily related to fair value adjustments on our interest rate swaps. For the three months ended March 31, 2011, we recorded approximately $689,000 of other income primarily related to fair value adjustments on our interest rate swaps.

Income tax expense

For the three months ended June 30, 2012 and 2011, we recorded $421,000 and $337,000, respectively, of income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2012, we recognized equity in earnings from unconsolidated joint ventures of $2.0 million compared to $1.3 million for the three months ended June 30, 2011. This increase is in line with an increase in procedure volumes at these joint venture imaging centers.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Service Fee Revenue

Service fee revenue for the six months ended June 30, 2012 was $340.2 million compared to $297.4 million for the six months ended June 30, 2011, an increase of $42.8 million, or 14.4%.

Service fee revenue, including only those centers which were in operation throughout the first six months of both 2012 and 2011, decreased $1.3 million, or 0.4%. This 0.4% decrease is primarily the result of a similar percentage decrease in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2011. For the six months ended June 30, 2012, service fee revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $47.4 million. For the six months ended June 30, 2011, service fee revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $3.3 million.

Provision for Bad Debts

Provision for bad debts increased $2.2 million, or 20.3%, to $12.9 million, or 3.8% of net revenue, for the six months ended June 30, 2012 compared to $10.7 million, or 3.6% of net revenue, for the six months ended June 30, 2011. This increase is in line with the increase in service fee revenues.

Operating Expenses

Cost of operations for the six months ended June 30, 2012 increased approximately $37.0 million, or 15.8%, from $235.0 million for the six months ended June 30, 2011 to $272.0 million for the six months ended June 30, 2012. The following table sets forth our cost of operations and total operating expenses for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30,
	2012	2011

Salaries and professional reading fees, excluding stock-based compensation	$148,968	$131,607
Stock-based compensation	1,706	1,790
Building and equipment rental	30,480	25,837
Medical supplies	19,665	16,317
Other operating expenses *	71,135	59,390
Cost of operations	271,954	234,941

Depreciation and amortization	29,785	28,217
Loss (gain) on sale and disposal of equipment	300	(1,597)
Severance costs	612	654
Total operating expenses	$302,651	$262,215

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $17.4 million, or 13.2%, to $149.0 million for the six months ended June 30, 2012 compared to $131.6 million for the six months ended June 30, 2011.

Salaries and professional reading fees, including only those centers which were in operation throughout the first six months of both 2012 and 2011 increased $77,000, or 0.1%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2011. For the six months ended June 30, 2012, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was approximately $18.7 million. For the six months ended June 30, 2011, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was approximately $1.4 million.

Stock-based compensation

Stock-based compensation decreased $84,000, or 4.7%, to approximately $1.7 million for the six months ended June 30, 2012 compared to $1.8 million for the six months ended June 30, 2011. The decrease is due to fewer equity compensation instruments being issued in the first half of 2012 compared to the same period last year.

Building and equipment rental

Building and equipment rental expenses increased $4.7 million, or 18.0%, to $30.5 million for the six months ended June 30, 2012 compared to $25.8 million for the six months ended June 30, 2011.

Building and equipment rental expenses, including only those centers which were in operation throughout the first half of both 2012 and 2011, increased $338,000, or 1.3%. This 1.3% increase is primarily due to new equipment leases entered into subsequent to January 1, 2012 offset in part by equipment lease buy-outs occurring subsequent to January 1, 2012. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2011. For the six months ended June 30, 2012, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was approximately $4.6 million. For the six months ended June 30, 2011, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $334,000.

Medical supplies

Medical supplies expense increased $3.4 million, or 20.5%, to $19.7 million for the six months ended June 30, 2012 compared to $16.3 million for the six months ended June 30, 2011.

Medical supplies expenses, including only those centers which were in operation throughout the first half of both 2012 and 2011, decreased $539,000, or 3.3%. This 3.3% decrease is in line with our decrease in service fee revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2011. For the six months ended June 30, 2012, medical supplies expense from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $3.9 million.

Depreciation and amortization

Depreciation and amortization increased $1.6 million, or 5.6%, to $29.8 million for the six months ended June 30, 2012 compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

Loss (gain) on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $300,000 for the six months ended June 30, 2012 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale. We recorded a net gain on disposal of equipment of approximately $1.7 million for the six months ended June 30, 2011 primarily related to the difference between the net book value of certain equipment damaged in a fire at one of our imaging facilities and insurance proceeds we received from claims filed on this damaged equipment.

Interest expense

Interest expense for the six months ended June 30, 2012 increased approximately $977,000, or 3.8%, to $27.0 million for the six months ended June 30, 2012 compared to $26.0 million for the six months ended June 30, 2011. This 3.8% increase is primarily due to our increased borrowings on our revolving credit facility subsequent to June 30, 2011. Interest expense for the six months ended June 30, 2012 included $1.5 million of amortization of deferred loan costs as well as $551,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. Interest expense for the six months ended June 30, 2011 included $1.5 million of amortization of deferred loan costs as well as $612,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Other income

For the six months ended June 30, 2012, we recorded approximately $2.5 million of other income primarily related to fair value adjustments on our interest rate swaps. For the six months ended June 30, 2011, we recorded approximately $2.1 million of other income primarily related to fair value adjustments on our interest rate swaps.

Income tax expense

For the six months ended June 30, 2012 and 2011, we recorded $666,000 and $484,000, respectively, of income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2012, we recognized equity in earnings from unconsolidated joint ventures of $3.2 million compared to $2.8 million for the six months ended June 30, 2011. This increase is in line with an increase in procedure volumes at these joint venture imaging centers.

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

Adjusted EBITDA is reconciled to its nearest comparable GAAP financial measure, net income attributable to RadNet, Inc. common stockholders.   Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance, and is a measure of leverage capacity and ability to service debt.  Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. As Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation, this metric, as presented, may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of GAAP net income to Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income Attributable to RadNet, Inc. Common Stockholders	$2,946	$3,521	$2,835	$2,645
Plus Provision for Income Taxes	421	337	666	484
Less Other Income	(1,344)	(689)	(2,491)	(2,060)
Plus Interest Expense	13,475	13,150	27,042	26,065
Plus Severence Costs	163	509	612	654
Plus Loss (Gain) on Sale and Disposal of Equipment	276	(1,356)	300	(1,597)
Plus Depreciation and Amortization	14,893	14,296	29,785	28,217
Plus Non Cash Employee Stock Based Compensation	531	742	1,706	1,790
Adjusted EBITDA	$31,361	$30,510	$60,455	$56,198

Liquidity and Capital Resources

We had a working capital balance of $26.4 million and $30.0 million at June 30, 2012 and December 31, 2011, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $2.8 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.  We also had an equity deficit of $65.0 million and $69.8 million at June 30, 2012 and December 31, 2011, respectively.

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

On November 8, 2011, in conjunction with our acquisition of the U.S. imaging operations of CML HealthCare Inc., we increased the size of our revolving credit facility by $21.25 million, to $121.25 million of total borrowing capacity. The increased facility size provides additional borrowing availability to fund further acquisitions and general working capital needs.

At June 30, 2012, we had $200.0 million aggregate principal amount of senior notes outstanding, $278.6 million of senior secured term loan debt outstanding and $59.5 million outstanding under our revolving credit facility. We had $61.75 million of available credit under our revolving credit facility, subject to borrowing conditions under that facility as further described in our annual report on Form 10-K for the fiscal year ended December 31, 2011. As of June 30, 2012, we were in compliance with all covenants under the New Credit Facilities and the senior notes.

Sources and Uses of Cash

Cash provided by operating activities was $40.8 million for the six months ended June 30, 2012 and $22.9 million for the six months ended June 30, 2011.

Cash used in investing activities was $33.4 million and $35.2 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, we purchased property and equipment for approximately $25.3 million and acquired the assets and businesses of additional imaging facilities for approximately $9.9 million. We also purchased additional equity interests in non-consolidated joint ventures for approximately $920,000. Offsetting our cash used in investing activities was $2.3 million in proceeds from the sale of an acquired imaging center that was classified on our consolidated balance sheet at December 31, 2011as an asset held for sale.

Cash used in financing activities was $9.6 million for the six months ended June 30, 2012 compared to cash provided by financing activities of $11.8 million for the six months ended June 30, 2011. The cash used in financing activities for the six months ended June 30, 2012 was primarily related to payments we made toward our term loans, capital leases and line of credit balances, as well as $3.0 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk.   We sell our services exclusively in the United States and receive payment for our services exclusively in U.S. dollars.  As a result, our financial results are unlikely to be affected by factors such as changes in foreign currency, exchange rates or weak economic conditions in foreign markets.

After the completion of the acquisition of Image Medical Corporation, the parent of eRAD, Inc. on October 1, 2010, we maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the U.S. Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical 1% increase in the rate of exchange of foreign currencies against the dollar for 2012 would result in an increase of approximately $6,000 in our operating expenses for the current year.

Interest Rate Sensitivity.   A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because much of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is priced at a 3.75% spread to the greater of 2%   (“LIBOR Floor”) or 3 month LIBOR.  At June 30, 2012, we had $304.6 million outstanding under our credit facilities that are tied to LIBOR.  Because the LIBOR Floor exceeds the current spot rate of 3 month LIBOR (currently at about 47 basis points), the spot rate of 3 month LIBOR would have to increase by more than 154 basis points before we would recognize any increase in our interest expense.  The LIBOR rate would have to increase by 254 basis points for us to realize a 1% increase in our borrowing rate under our current credit facility and for us to experience an annual increase of $2.8 million in our interest expense. We have an additional $33.5 million under our credit facilities that is tied to the prime rate. A hypothetical 1% increase in the prime rate for 2012 could result in an increase of approximately $335,000 in our interest expense for the current year.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

Changes in Internal Control over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Information about risk factors for the three and six months ended June 30, 2012, does not differ materially from that set forth in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2011. The risks described in our annual report on Form 10-K are not the only risks facing our Company and include additional risks and uncertainties not currently known to us or that we currently deem to be immaterial as of the date of this report on Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Reference is made to the Exhibits Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC. (Registrant)

Date: August 9, 2012	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, the Incentive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

