Form 10-Q
period 2012-09-30
RadNet, Inc.
filed 2012-11-09
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on November 2, 2012, was 38,340,482 shares.

Table of Contents

RADNET, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$388	$2,455
Accounts receivable, net	128,637	128,432
Asset held for sale	–	2,300
Prepaid expenses and other current assets	20,243	19,140
Total current assets	149,268	152,327
PROPERTY AND EQUIPMENT, NET	208,040	215,527
OTHER ASSETS
Goodwill	174,108	159,507
Other intangible assets	52,800	53,105
Deferred financing costs, net	11,181	13,490
Investment in joint ventures	26,582	22,326
Deposits and other	3,029	2,906
Total assets	$625,008	$619,188
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$102,784	$103,101
Due to affiliates	3,196	3,762
Deferred revenue	1,148	1,076
Current portion of notes payable	6,017	6,608
Current portion of deferred rent	1,078	999
Current portion of obligations under capital leases	3,709	6,834
Total current liabilities	117,932	122,380
LONG-TERM LIABILITIES
Deferred rent, net of current portion	15,318	12,407
Deferred taxes	277	277
Line of credit	59,800	58,000
Notes payable, net of current portion	479,962	484,046
Obligations under capital lease, net of current portion	1,789	3,338
Other non-current liabilities	9,179	8,547
Total liabilities	684,257	688,995
EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized;38,340,482, and 37,426,460 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	4	4
Paid-in-capital	167,818	165,796
Accumulated other comprehensive loss	(57)	(946)
Accumulated deficit	(227,722)	(235,610)
Total RadNet, Inc.'s equity deficit	(59,957)	(70,756)
Noncontrolling interests	708	949
Total equity deficit	(59,249)	(69,807)
Total liabilities and equity deficit	$625,008	$619,188

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$167,027	$148,579	$507,273	$446,032
Provision for bad debts	(6,574)	(5,558)	(19,453)	(16,260)
Net service fee revenue	160,453	143,021	487,820	429,772
OPERATING EXPENSES
Cost of operations	133,223	117,747	405,177	352,688
Depreciation and amortization	13,369	14,309	43,154	42,526
Loss (gain) on sale and disposal of equipment	(45)	(331)	255	(1,928)
Severance costs	66	316	678	970
Total operating expenses	146,613	132,041	449,264	394,256

INCOME FROM OPERATIONS	13,840	10,980	38,556	35,516

OTHER INCOME AND EXPENSES
Interest expense	13,875	13,242	40,917	39,307
Gain on de-consolidation of joint venture	(2,777)	–	(2,777)	–
Other income	(1,360)	(1,506)	(3,851)	(3,566)

Total other expenses	9,738	11,736	34,289	35,741

INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	4,102	(756)	4,267	(225)
Provision for income taxes	(30)	(234)	(696)	(718)
Equity in earnings of joint ventures	909	1,038	4,157	3,789
NET INCOME	4,981	48	7,728	2,846
Net (loss) income attributable to noncontrolling interests	(72)	9	(160)	162
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,053	$39	$7,888	$2,684

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.13	$0.00	$0.21	$0.07

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.13	$0.00	$0.20	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	38,340,482	37,426,460	37,737,467	37,347,946
Diluted	39,860,685	38,469,973	39,244,299	39,078,998

The accompanying notes are an integral part of these financial statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,053	$39	$7,888	$2,684
Foreign currency translation adjustments	36	(140)	62	(105)
Reclassification of net cash flow hedge losses included in net income during the period	276	306	827	918

COMPREHENSIVE INCOME	5,365	205	8,777	3,497
Less comprehensive (loss) income attributable to non-controlling interests	(72)	9	(160)	162

COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC., COMMON STOCKHOLDERS	$5,293	$214	$8,617	$3,659

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY DEFICIT

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total RadNet, Inc.'s Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	Loss	Deficit	Interests	Deficit
BALANCE - JANUARY 1, 2012	37,426,460	$4	$165,796	$(235,610)	$(946)	$(70,756)	$949	$(69,807)
Issuance of common stock upon exercise of options/warrants	74,022	–	–	–	–	–	–	–
Stock-based compensation	–	–	2,139	–	–	2,139	–	2,139
Purchase of non-controlling interests	–	–	(117)	–	–	(117)	–	(117)
De-consolidation of joint venture	–	–	–	–	–	–	(14)	(14)
Issuance of restricted stock	840,000	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(67)	(67)
Change in cumulative foreign currency translation adjustment	–	–	–	–	62	62	–	62
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	827	827	–	827
Net income (loss)	–	–	–	7,888	–	7,888	(160)	7,728
BALANCE - SEPTEMBER 30, 2012	38,340,482	$4	$167,818	$(227,722)	$(57)	$(59,957)	$708	$(59,249)

The accompanying notes are an integral part of these financial statements

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,728	$2,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,154	42,526
Provision for bad debt	19,453	16,260
Equity in earnings of joint ventures	(4,157)	(3,789)
Distributions from joint ventures	5,526	4,068
Deferred rent amortization	2,990	1,919
Amortization of deferred financing cost	2,309	2,186
Amortization of bond discount	200	180
Loss (gain) on sale and disposal of equipment	255	(1,928)
Gain on de-consolidation of joint venture	(2,777)	–
Amortization of cash flow hedge	827	918
Stock-based compensation	2,139	2,499
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(18,362)	(40,864)
Other current assets	(433)	(2,312)
Other assets	(51)	(464)
Deferred revenue	72	(377)
Accounts payable, accrued expenses and other	(3,255)	10,384
Net cash provided by operating activities	55,618	34,052
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(10,617)	(13,686)
Purchase of property and equipment	(35,279)	(34,283)
Proceeds from insurance claims on damaged equipment	–	2,740
Proceeds from sale of equipment	841	310
Proceeds from sale of imaging facilities	2,300	–
Proceeds from sale of joint venture interests	1,800	–
Purchase of equity interest in joint ventures	(2,756)	(1,500)
Net cash used in investing activities	(43,711)	(46,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(11,180)	(14,397)
Deferred financing costs	–	(217)
Proceeds from, net of payments on, line of credit	1,800	31,300
Payments to counterparties of interest rate swaps, net of amounts received	(4,587)	(4,874)
Distributions to noncontrolling interests	(67)	(111)
Proceeds from issuance of common stock upon exercise of options/warrants	–	242
Net cash (used in) provided by financing activities	(14,034)	11,943
EFFECT OF EXCHANGE RATE CHANGES ON CASH	60	51
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,067)	(373)
CASH AND CASH EQUIVALENTS, beginning of period	2,455	627
CASH AND CASH EQUIVALENTS, end of period	$388	$254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$32,074	$30,847

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $13.2 million and $9.1 million during the nine months ended September 30, 2012 and 2011, respectively, that we had not paid for as of September 30, 2012 and 2011, respectively.  The offsetting amount due was recorded in our condensed consolidated balance sheet under “accounts payable, accrued expenses and other.”

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

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At September 30, 2012, we operated a group of regional networks comprised of 236 centers, which we operate directly or indirectly through joint ventures located in seven states with operations in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. Our operations comprise a single segment for financial reporting purposes.

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

Accounting Standards Codification (“ASC”) Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by other parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIE’s in which we own a majority voting interest and all VIE’s for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.1% of our outstanding common stock as of September 30, 2012. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payers than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, pursuant to the terms of the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions. BRMG has insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all of BRMG’s cash flows are transferred to us. We have determined that BRMG is a VIE, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $15.0 million and $13.0 million, and $41.4 million and $40.6 million of net revenues for the three and nine months ended September 30, 2012 and 2011, respectively, and $15.0 million and $13.0 million, and $41.4 million and $40.6 million of operating expenses for the three and nine months ended September 30, 2012 and 2011, respectively.  RadNet recognized $53.0 million and $47.0 million, and $156.6 million and $142.5 million of net revenues for the three and nine months ended September 30, 2012 and 2011, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying condensed consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation. The creditors of BRMG do not have recourse to our general credit and there are no other arrangements that could expose us to losses.

However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and consolidate 100% of the patient service revenue, at the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, we provide management services and receive a fee which includes 100% of the technical reimbursements associated with imaging procedures for the use of our diagnostic imaging equipment and the provision of technical services. Our service fees also include a portion of the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers as well as fees for administrative services. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting service fees paid to us.  We have no financial interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements and record only our service fee revenue.

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2012 and 2011 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2011.

Significant accounting policies

For the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2011 with the exception of the following:

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG. As it relates to non-BRMG centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and nine months ended September 30, are summarized in the following table (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011		2012	2011
Commercial Insurance/Managed Care Capitation	$111,963	$100,795		$340,750	$301,618
Medicare	33,492	28,840		103,899	87,539
Medicaid	5,663	4,759		16,250	14,734
Workers Compensation/Personal Injury	7,281	6,201		21,174	19,501
Other	8,629	7,985		25,200	22,640
Service fee revenue, net of contractual allowances and discounts	167,027	148,579	#	507,273	446,032

Provision for bad debts	(6,574)	(5,558)		(19,453)	(16,260)
Net service fee revenue	$160,453	$143,021		$487,820	$429,772

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

Reclassifications

Certain reclassifications have been made to the three and nine months ended September 30, 2011 consolidated financial statements and accompanying notes to conform to the three and nine months ended September 30, 2012 presentation. Additionally, we have adjusted the prior year’s presentation as a result of the adoption of ASU 2011-07, Health Care Entities (Topic 954). In connection with this adjustment, we identified certain mechanical errors in our historical calculation of the provision for bad debts, resulting in the gross up of the provision for bad debts and revenues by $3.0 million and $9.0 million for the three and nine months ended September 30, 2011, respectively. The error has been corrected in these financial statements and upon adoption of the new guidance, resulted in no impact to net service fee revenue.

Liquidity and Capital Resources

We had a working capital balance of $31.3 million and $30.0 million at September 30, 2012 and December 31, 2011, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $7.9 million and $2.7 million for the nine months ended September 30, 2012 and 2011, respectively.  We also had an equity deficit of $59.2 million and $69.8 million at September 30, 2012 and December 31, 2011, respectively.

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

At September 30, 2012, our outstanding indebtedness included our senior notes of $200.0 million aggregate principal outstanding as well as our senior secured credit facilities consisting of $277.9 million of senior secured term loan debt outstanding and $59.8 million outstanding under our revolving credit facility. We had $61.45 million of available credit under our revolving credit facility, subject to borrowing conditions under that facility as further described in our annual report on Form 10-K for the fiscal year ended December 31, 2011. As of September 30, 2012, we were in compliance with all covenants under our senior secured credit facilities and the senior notes.

On October 10, 2012 we completed the refinancing of our senior secured credit facilities in the aggregate amount of $451.25 million. The refinancing includes a new credit agreement providing for a $350 million senior secured term loan and a $101.25 million senior secured revolving credit facility.

The termination date for the $350 million term loan shall be on the earliest to occur of (i) the sixth anniversary of the closing date, (ii) the date on which all of the term loans shall become due and payable in full under the new credit agreement whether by acceleration or otherwise and (iii) October 1, 2017 if our senior notes due 2018 have not been refinanced by such date. The termination date for the $101.25 million revolving credit facility shall be on the earliest to occur of (i) the fifth anniversary of the closing date, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the new credit agreement, (iii) the date of the termination of the revolving credit facility pursuant to section 8.01 of the new credit agreement and (iv) October 1, 2017 if our senior notes due 2018 have not been refinanced by such date.

The $350 million term loan and the $101.25 million revolving credit facility are floating rate facilities, and we may request the interest rate be based upon LIBOR (subject to a 1.25% LIBOR floor for the term loan) plus an applicable margin of 4.25%.

The proceeds from the new credit facilities were used to repay our existing senior secured term loan and revolving credit facility in full and certain other indebtedness, to pay fees and expenses related to the transaction.

The obligations of Radnet Management, Inc. under the new credit facilities are guaranteed by RadNet, Inc. and all of our current and future wholly-owned domestic subsidiaries and certain of our affiliates. The obligations under the new credit facilities and the guarantees are secured by a first priority security interest in substantially all of our assets as well as the assets of our wholly-owned subsidiaries and affiliates.

For more information on our refinancing, see our current report on Form 8-K filed with the SEC on October 10, 2012.

NOTE 2 – FACILITY ACQUISITIONS AND DISPOSITIONS

On August 6, 2012 we formed a limited liability company with Barnabas Health, a New Jersey owner and operator of a large New Jersey hospital system, for the purpose of creating a New Jersey imaging network under our management. Our first endeavor was to establish a multi-modality imaging center located in Cedar Knolls, New Jersey, of which we own 49%. Our initial investment of approximately $1.8 million was recorded to investment in non-consolidated joint ventures.

On July 23, 2012, we completed our acquisition of a multi-modality imaging center, Orthopedic Imaging Center, LLC. located in Redlands, California, for cash consideration of $700,000. We have made a fair value determination of the acquired assets and approximately $400,000 of fixed assets and $300,000 of goodwill was recorded with respect to this transaction.

On July 1, 2012, we completed the sale of a 41% portion of our ownership interest of one of our consolidated joint ventures to our existing partner in that joint venture for $1.8 million.  After the sale, we retained a 49% ownership interest in this joint venture. As a result of this transaction we de-consolidated this joint venture and recorded the fair value of our remaining interest as an investment in non-consolidated joint venture accounted for under the equity method.  We recorded a gain on de-consolidation of a joint venture of approximately $2.8 million with respect to this transaction. Approximately $1.4 million of this gain is related to the re-measurement to current fair value of our remaining 49% interest, using a market based valuation approach. The main input used in our valuation model was the $1.8 million sale price of a 41% interest.

On May 1, 2012, we completed our acquisition of Advanced Medical Imaging of Stuart, L.P., which consists of two multi-modality imaging centers located in Stuart, Florida, for cash consideration of $1.0 million We have made a fair value determination of the acquired assets and approximately $39,000 of fixed assets, $88,000 of other current assets and $923,000 of goodwill was recorded with respect to this transaction.

On April 1, 2012, we completed our acquisition of West Coast Radiology, which consists of five multi-modality imaging centers in Orange County, California, for cash consideration of $8.1 million and the assumption of approximately $1.4 million of capital lease obligations. The centers are located in Anaheim, Santa Ana/Tustin, Irvine and Mission Viejo/Laguna Niguel and operate a combination of MRI, CT, ultrasound, mammography, X-ray and other related modalities. We have made a fair value determination of the acquired assets and approximately $715,000 of working capital, $3.1 million of fixed assets, $5.4 million of goodwill, and $200,000 of intangible assets was recorded with respect to this transaction.

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

On February 29, 2012, we completed the acquisition of a multi-modality imaging center from Progressive MRI, LLC located in Frederick, Maryland for cash consideration of $230,000. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $230,000 of fixed assets was recorded with respect to this transaction.

On November 7, 2011, we completed our acquisition of all outstanding equity interests in Raven Holdings U.S., Inc. (“RH”) from CML Healthcare, Inc. The acquisition of RH includes two operating subsidiaries, American Radiology Services (“ARS”) and The Imaging Institute (“TII”).  ARS operates 15 free-standing outpatient imaging facilities in Maryland (including two facilities held in joint ventures with hospital partners) and one facility in Delaware.  In addition to the imaging centers, ARS provides on-site staffing and professional interpretation services to five Maryland hospitals and teleradiology services to nine additional hospitals and radiology group customers.  TII operates five imaging facilities in the Cranston, Warwick and Providence local markets in Rhode Island.  Aggregate consideration for the purchase was approximately $40.4 million, consisting of approximately $28.2 million in cash, $9.0 million in a seller note and approximately $3.4 million of assumed equipment-related debt.  With the services of an external valuation expert, we have made a final fair value determination of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $2.3 million of assets held for sale, $22.8 million of fixed assets, which is approximately $8.1 million lower than our initial estimate, $1.9 million of investments in non-consolidated joint ventures, which is approximately $933,000 higher than our initial estimates, $2.2 million of intangible assets, $279,000 of other assets and $11.8 million of goodwill was recorded with respect to this transaction. We also assumed approximately $3.1 million of other liabilities relating to unfavorable lease contract reserves, which is approximately $2.2 million higher than our initial estimate. Along with our $8.1 million adjustment to the value of acquired fixed assets, we recorded catch-up reductions to depreciation of approximately $1.1 million for the period from November 7, 2011 through June 30, 2012 of which approximately $275,000 relates to the period from November 7 through December 31, 2011. Along with our adjustment to the value of other liabilities, we recorded catch-up reductions to rent expense of approximately $435,000 for the period from November 7, 2011 through June 30, 2012 of which approximately $142,000 relates to the period from November 7 through December 31, 2011.

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

The following table sets forth the computation of basic and diluted income per share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income attributable to RadNet, Inc.'s common stockholders	$5,053	$39	$7,888	$2,684

BASIC INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	38,340,482	37,426,460	37,737,467	37,347,946
Basic income per share attributable to RadNet, Inc.'s common stockholders	$0.13	$0.00	$0.21	$0.07
DILUTED INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	38,340,482	37,426,460	37,737,467	37,347,946
Add nonvested restricted stock subject only to service vesting	560,000	–	516,655	–
Add additional shares issuable upon exercise of stock options and warrants	960,203	1,043,513	990,177	1,731,052
Weighted average number of common shares used in calculating diluted income per share	39,860,685	38,469,973	39,244,299	39,078,998
Diluted income per share attributable to RadNet, Inc.'s common stockholders	$0.13	$0.00	$0.20	$0.07

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

As a result of our senior secured credit facilities that were outstanding as of September 30, 2012 (and which were refinanced on October 10, 2012) and the issuance of the senior notes completed on April 6, 2010, our interest rate swaps do not match the terms of our current bank debt and so accordingly, we have determined that they are no longer designated as cash flow hedges. Accordingly, all changes in their fair value after April 6, 2010 are, and will continue to be recognized in earnings. As of April 6, 2010, the fair value of the interest rate swaps was a negative $10.4 million.

The related Accumulated Other Comprehensive Loss (“AOCL”) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010 is being amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges. From April 6, 2010 to September 30, 2012, approximately $3.0 million of AOCL was amortized to interest expense bringing the remaining balance of AOCL to approximately $92,000 at September 30, 2012.

At September 30, 2012 the negative fair value of these interest rate swaps was $827,000 and was classified as accounts payable, accrued expenses and other in our consolidated balance sheet. For the three and nine months ended September 30, 2012, we recognized approximately $1.5 million and $4.2 million, respectively, in other income related to the change in fair value of these interest rate swaps.

A tabular presentation of the fair value of derivative instruments as of September 30, 2012 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives
Interest rate contracts	Accounts payable, accrued expenses and other	$ (827)

A tabular presentation of the fair value of derivative instruments as of December 31, 2011 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives
Interest rate contracts	Accounts payable, accrued expenses and other	$ (5,064)

A tabular presentation of the effect of derivative instruments on our statement of income is as follows (amounts in thousands):

For the Three Months Ended September 30, 2012

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$1,508	Other income/ (expense)	* ($276)	Interest income/ (expense)

For the Three Months Ended September 30, 2011

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$1,687	Other income/ (expense)	* ($306)	Interest income/(expense)

For the Nine Months Ended September 30, 2012

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$4,237	Other income/ (expense)	* ($827)	Interest income/(expense)

For the Nine Months Ended September 30, 2011

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$3,747	Other income/ (expense)	* ($918)	Interest income/(expense)

* Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

NOTE 6 – INVESTMENT IN JOINT VENTURES

We have nine unconsolidated joint ventures with ownership interests ranging from 35% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method.   Investment in joint ventures increased approximately $4.3 million to $26.6 million at September 30, 2012 compared to $22.3 million at December 31, 2011.  This increase is summarized as follows (in thousands):

Investment in joint ventures at December 31, 2011	$22,326
Fair value of remaining interest in de-consolidated joint venture (see Note 2)	1,936
Initial investment in joint venture imaging center located in Cedar Knolls, New Jersey (see Note 2)	1,836
Additional investment in an existing joint venture imaging center	920
Final purchase accounting adjustment to the fair value of joint venture interests acquired with our acquisition of Raven Holdings (see Note 2)	933
Equity in earnings of joint ventures for the nine months ended September 30, 2012	4,157
Distributions from joint ventures received during the nine months ended September 30, 2012	(5,526)
Investment in joint ventures at September 30, 2012	$26,582

We received management service fees from the centers underlying these joint ventures of approximately $2.2 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $5.6 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively. We offset the portion of the fees earned from our service reference associated with our ownership with an increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of September 30, 2012 and for the nine months ended September 30, 2012 and 2011 (in thousands):

Balance Sheet Data:	September 30, 2012
Current assets	$16,406
Noncurrent assets	39,937
Current liabilities	(6,377)
Noncurrent liabilities	(4,848)
Total net assets	$45,118

Book value of RadNet joint venture interests	$22,813
Cost in excess of book value of acquired joint venture interests	3,511
Elimination of intercompany profit remaining on RadNet's consolidated balance sheet	258
Total value of RadNet joint venture interests	$26,582

Total book value of other joint venture partner interests	$22,305

Income statement data for the nine months ended September 30,	2012	2011

Net revenue	$60,954	$55,984
Net income	$9,011	$8,495

NOTE 7 – STOCK-BASED COMPENSATION

Options and Warrants

We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of September 30, 2012, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of September 30, 2012, 5,250,750, or approximately 84.3%, of the 6,231,250 outstanding stock options and warrants granted under our option plans are fully vested.  During the nine months ended September 30, 2012, we did not grant options or warrants under the 2006 Plan.

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

As of September 30, 2012, 1,502,898, or 100%, of all the outstanding warrants outside the 2006 Plan are fully vested. During the nine months ended September 30, 2012, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions for the nine months ended September 30, 2012:

Outstanding Options and Warrants		Weighted Average Exercise price Per	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Common Share	(in years)	Value

Balance, December 31, 2011	6,656,250	$3.62
Granted	–	–
Exercised	–	–
Canceled or expired	(425,000)	4.19
Balance, September 30, 2012	6,231,250	3.58	2.13	$1,329,575
Exercisable at September 30, 2012	5,250,750	3.64	1.95	1,171,692

Non-Plan		Weighted Average Exercise price Per	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Outstanding Warrants	Shares	Common Share	(in years)	Value
Balance, December 31, 2011	2,502,898	$2.58
Granted	–	–
Exercised	(250,000)	2.52
Canceled or expired	(750,000)	4.77
Balance, September 30, 2012	1,502,898	1.50	0.90	$1,979,011
Exercisable at September 30, 2012	1,502,898	1.50	0.90	1,979,011

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2012 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on September 30, 2012. The total intrinsic value of options and warrants exercised during the nine months ended September 30, 2012 and 2011 was approximately $265,000 and $605,650, respectively.  As of September 30, 2012, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Awards

The 2006 Plan permits the award of restricted stock. On January 3, 2012, we granted restricted stock awards (“awards”) for 525,000 shares of our common stock to certain employees and 200,000 awards to non-employee directors of the Company. Of the awards granted, 241,667 were vested on the award date, 241,667 cliff vest after one year provided that the employees or non-employees remain continuously employed or engaged through the vesting date and 241,666 cliff vest after two years provided that the employees or non-employees remain continuously employed or engaged through the vesting date. We valued the awards based on the closing market price of our stock on January 3, 2012 which was $2.17 per share.

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

At September 30, 2012, the total unrecognized fair value of these restricted stock awards was approximately $855,000, which will be recognized over the remaining vesting period of 1.67 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, 7,013,750 were outstanding at September 30, 2012 with respect to grants of options, warrants and restricted stock and 3,986,250 were available for grant.

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

The table below summarizes the estimated fair values of certain of our financial liabilities that are subject to fair value measurements, and the classification of these liabilities on our consolidated balance sheets, as follows (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Accounts payable, accrued expenses and other:
Interest Rate Swaps	$–	$827	$–	$827

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Accounts payable, accrued expenses and other:
Interest Rate Swaps	$–	$5,064	$–	$5,064

The estimated fair value of these swaps, which are discussed in Note 5, was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior Secured Term Loan	$–	$277,875	$–	$277,875	$277,875
Senior Notes	–	201,500	–	201,500	200,000

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Carrying Value
Senior Secured Term Loan	$–	$264,600	$–	$264,600	$280,000
Senior Notes	–	180,000	–	180,000	200,000

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

NOTE 9 — SUPPLEMENTAL GUARANTOR INFORMATION

The following tables present unaudited interim condensed consolidating financial information for: (a) RadNet, Inc. (the “Parent”) on a stand-alone basis as a guarantor of the senior secured credit facilities and the senior notes due 2018 ; (b) Radnet Management, Inc., the subsidiary borrower and issuer (the “Subsidiary Issuer”) of the senior secured credit facilities and the senior notes due 2018; (c) on a combined basis, the guarantor subsidiaries (the “Guarantor Subsidiaries”) of the senior secured credit facilities and the senior notes due 2018, which include all other 100% owned subsidiaries of the Subsidiary Issuer; (d) on a combined basis, the non-guarantor subsidiaries, which include joint venture partnerships of which the Subsidiary Issuer holds investments of 50% or greater, as well as BRMG, which we consolidate as a VIE. Separate financial statements of the Subsidiary Issuer or the Guarantor Subsidiaries are not presented because the guarantee by the Parent and each Guarantor Subsidiary is full and unconditional, joint and several.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2012

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$–	$388	$–	$–	$388
Accounts receivable, net	–	–	73,876	54,761	–	128,637
Prepaid expenses and other current assets	–	12,685	6,922	636	–	20,243
Total current assets	–	12,685	81,186	55,397	–	149,268
PROPERTY AND EQUIPMENT, NET	–	46,369	161,517	154	–	208,040
OTHER ASSETS
Goodwill	–	48,568	124,695	845	–	174,108
Other intangible assets	–	180	52,502	118	–	52,800
Deferred financing costs, net	–	11,181	–	–	–	11,181
Investment in subsidiaries	(59,957)	276,034	9,376	–	(225,453)	–
Investment in joint ventures	–	–	26,582	–	–	26,582
Deposits and other	–	1,339	1,690	–	–	3,029
Total assets	$(59,957)	$396,356	$457,548	$56,514	$(225,453)	$625,008
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$–	$(151,420)	$113,656	$37,764	$–	$–
Accounts payable, accrued expenses and other	–	59,478	34,640	8,666	–	102,784
Due to affiliates	–	–	3,196	–	–	3,196
Deferred revenue	–	–	1,148	–	–	1,148
Current portion of notes payable	–	2,716	3,301	–	–	6,017
Current portion of deferred rent	–	532	546	–	–	1,078
Current portion of obligations under capital leases	–	849	2,860	–	–	3,709
Total current liabilities	–	(87,845)	159,347	46,430	–	117,932
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	9,552	5,766	–	–	15,318
Deferred taxes	–	–	277	–	–	277
Line of credit	–	59,800	–	–	–	59,800
Notes payable, net of current portion	–	473,017	6,945	–	–	479,962
Obligations under capital leases, net of current portion	–	1,789	–	–	–	1,789
Other non-current liabilities	–	–	9,179	–	–	9,179
Total liabilities	–	456,313	181,514	46,430	–	684,257
EQUITY DEFICIT
Total Radnet, Inc.'s equity deficit	(59,957)	(59,957)	276,034	9,376	(225,453)	(59,957)
Noncontrolling interests	–	–	–	708	–	708
Total equity deficit	(59,957)	(59,957)	276,034	10,084	(225,453)	(59,249)
Total liabilities and equity deficit	$(59,957)	$396,356	$457,548	$56,514	$(225,453)	$625,008

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

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended September 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$37,322	$115,543	$14,162	$–	$167,027
Provision for bad debts	–	(1,483)	(4,411)	(680)	–	(6,574)
Net service fee revenue	–	35,839	111,132	13,482	–	160,453

OPERATING EXPENSES
Operating expenses	–	31,479	88,129	13,615	–	133,223
Depreciation and amortization	–	3,231	10,110	28	–	13,369
Loss (gain) on sale of equipment	–	6	(51)	–	–	(45)
Severance costs	–	8	58	–	–	66
Total operating expenses	–	34,724	98,246	13,643	–	146,613

INCOME FROM OPERATIONS	–	1,115	12,886	(161)	–	13,840

OTHER INCOME AND EXPENSES
Interest expense	–	6,306	7,569	–	–	13,875
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Other expenses (income)	–	(1,382)	22	–	–	(1,360)
Total other expenses	–	4,924	4,814	–	–	9,738

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(3,809)	8,072	(161)	–	4,102
Provision for income taxes	–	–	(30)	–	–	(30)
Equity in earnings (losses) of consolidated subsidiaries	5,053	8,862	(89)		(13,826)	–
Equity in earnings of joint ventures	–	–	909	–	–	909
NET INCOME (LOSS)	5,053	5,053	8,862	(161)	(13,826)	4,981
Net loss attributable to noncontrolling interests	–	–	–	(72)	–	(72)
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,053	$5,053	$8,862	$(89)	$(13,826)	$5,053

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended September 30, 2011

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$31,508	$102,489	$14,582	$–	$148,579
Provision for bad debts	–	(1,154)	(3,783)	(621)	–	(5,558)
Net service fee revenue	–	30,354	98,706	13,961	–	143,021

OPERATING EXPENSES
Operating expenses	–	27,756	76,459	13,532	–	117,747
Depreciation and amortization	–	3,640	10,496	173	–	14,309
Gain on sale of equipment	–	(271)	(60)	–	–	(331)
Severance costs	–	14	302	–	–	316
Total operating expenses	–	31,139	87,197	13,705	–	132,041

INCOME (LOSS) FROM OPERATIONS	–	(785)	11,509	256	–	10,980

OTHER INCOME AND EXPENSES
Interest expense	–	7,649	5,579	14	–	13,242
Other expenses (income)	–	(1,581)	75	–	–	(1,506)
Total other expenses	–	6,068	5,654	14	–	11,736

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(6,853)	5,855	242	–	(756)
Provision for income taxes	–	–	(236)	2	–	(234)
Equity in earnings (losses) of consolidated subsidiaries	39	6,892	235		(7,166)	–
Equity in earnings of joint ventures	–	–	1,038	–	–	1,038
NET INCOME	39	39	6,892	244	(7,166)	48
Net income attributable to noncontrolling interests	–	–	–	9	–	9
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$39	$39	$6,892	$235	$(7,166)	$39

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Nine Months Ended September 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$110,034	$353,686	$43,553	$–	$507,273
Provision for bad debts	–	(4,074)	(13,467)	(1,912)	–	(19,453)
Net service fee revenue	–	105,960	340,219	41,641	–	487,820

OPERATING EXPENSES
Operating expenses	–	94,498	269,308	41,371	–	405,177
Depreciation and amortization	–	9,592	33,410	152	–	43,154
Loss on sale of equipment	–	245	10	–	–	255
Severance costs	–	50	602	26	–	678
Total operating expenses	–	104,385	303,330	41,549	–	449,264

INCOME FROM OPERATIONS	–	1,575	36,889	92	–	38,556

OTHER INCOME AND EXPENSES
Interest expense	–	22,218	18,699	–	–	40,917
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Other expenses (income)	–	(4,032)	181	–	–	(3,851)
Total other expenses	–	18,186	16,103	–	–	34,289

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(16,611)	20,786	92	–	4,267
Provision for income taxes	–	(21)	(670)	(5)	–	(696)
Equity in earnings (losses) of consolidated subsidiaries	7,888	24,520	247		(32,655)	–
Equity in earnings of joint ventures	–	–	4,157	–	–	4,157
NET INCOME	7,888	7,888	24,520	87	(32,655)	7,728
Net loss attributable to noncontrolling interests	–	–	–	(160)	–	(160)
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,888	$7,888	$24,520	$247	$(32,655)	$7,888

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Nine Months Ended September 30, 2011

(in thousands)

(unaudited)

	Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$93,923	$306,012	$46,097	$–	$446,032
Provision for bad debts	–	(3,300)	(11,098)	(1,862)	–	(16,260)
Net service fee revenue	–	90,623	294,914	44,235	–	429,772
OPERATING EXPENSES
Operating expenses	–	81,650	228,448	42,590	–	352,688
Depreciation and amortization	–	10,649	31,483	394	–	42,526
Loss (gain) on sale of equipment	–	(2,334)	406	–	–	(1,928)
Severance costs	–	203	767	–	–	970
Total operating expenses	–	90,168	261,104	42,984	–	394,256
INCOME FROM OPERATIONS	–	455	33,810	1,251	–	35,516
OTHER INCOME AND EXPENSES
Interest expense	–	22,569	16,689	49	–	39,307
Loss on extinguishment of debt	–	–	–	–	–	–
Other income	–	(3,641)	75	–	–	(3,566)
Total other expenses	–	18,928	16,764	49	–	35,741
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(18,473)	17,046	1,202	–	(225)
Provision for income taxes	–	(31)	(683)	(4)	–	(718)
Equity in earnings (losses) of consolidated subsidiaries	2,684	21,188	1,036	–	(24,908)	–
Equity in earnings of joint ventures	–	–	3,789	–	–	3,789
NET INCOME	2,684	2,684	21,188	1,198	(24,908)	2,846
Net income attributable to noncontrolling interests	–	–	–	162	–	162
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,684	$2,684	$21,188	$1,036	$(24,908)	$2,684

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2012

(in thousands)

(unaudited)

,

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,888	$7,888	$24,520	$87	$(32,655)	$7,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	9,592	33,410	152	–	43,154
Provision for bad debt	–	4,074	13,467	1,912	–	19,453
Equity in earnings of consolidated subsidiaries	(7,888)	(24,520)	(247)	–	32,655	–
Distributions from consolidated subsidiaries	–	–	845	–	(845)	–
Equity in earnings of joint ventures	–	–	(4,157)	–	–	(4,157)
Distributions from joint ventures	–	–	5,526	–	–	5,526
Deferred rent amortization	–	1,848	1,142	–	–	2,990
Amortization of deferred financing cost	–	2,309	–	–	–	2,309
Amortization of bond discount	–	132	68	–	–	200
Loss on sale and disposal of equipment	–	245	10	–	–	255
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Amortization of cash flow hedge	–	276	551	–	–	827
Stock-based compensation	–	535	1,604	–	–	2,139
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(5,336)	(13,026)	–	(18,362)
Other current assets	–	(772)	(32)	371	–	(433)
Other assets	–	(60)	9	–	–	(51)
Deferred revenue	–	–	72	–	–	72
Accounts payable, accrued expenses and other	–	18,735	(32,317)	10,327	–	(3,255)
Net cash provided by (used in) operating activities	–	20,282	36,358	(177)	(845)	55,618
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(8,447)	(2,170)	–	–	(10,617)
Purchase of property and equipment	–	(7,558)	(27,721)	–	–	(35,279)
Proceeds from sale of equipment	–	43	798	–	–	841
Proceeds from sale of imaging facilities	–	–	2,300	–	–	2,300
Proceeds from sale of joint venture interests	–	–	1,800	–	–	1,800
Purchase of equity interest in joint ventures	–	–	(2,756)	–	–	(2,756)
Net cash used in investing activities	–	(15,962)	(27,749)	–	–	(43,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(4,440)	(6,740)	–	–	(11,180)
Deferred financing costs	–	–	–	–	–	–
Proceeds from, net of payments, on line of credit	–	1,800	–	–	–	1,800
Payments to counterparties of interest rate swaps, net of amounts received	–	(3,046)	(1,541)	–	–	(4,587)
Distributions paid to noncontrolling interests	–	–	–	(912)	845	(67)
Proceeds from issuance of common stock	–	–	–	–	–	–
Net cash used in financing activities	–	(5,686)	(8,281)	(912)	845	(14,034)
EFFECT OF EXCHANGE RATE CHANGES ON CASH		60	–		60
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	–	(1,366)	388	(1,089)	–	(2,067)
CASH AND CASH EQUIVALENTS, beginning of period	–	1,366	–	1,089	–	2,455
CASH AND CASH EQUIVALENTS, end of period	$–	$–	$388	$–	$–	$388

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended September 30, 2011

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,684	$2,684	$21,188	$1,198	$(24,908)	$2,846
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	10,649	31,484	393	–	42,526
Provision for bad debt	–	3,300	11,098	1,862	–	16,260
Equity in earnings of consolidated subsidiaries	(2,684)	(21,188)	(1,036)	–	24,908	–
Distributions from consolidated subsidiaries	–	–	1,160	–	(1,160)	–
Equity in earnings of joint ventures	–	–	(3,789)	–	–	(3,789)
Distributions from joint ventures	–	–	4,068	–	–	4,068
Deferred rent amortization	–	1,603	316	–	–	1,919
Amortization of deferred financing cost	–	2,186	–	–	–	2,186
Amortization of bond discount	–	180	–	–	–	180
Loss (gain) on sale and disposal of equipment	–	(2,334)	406	–	–	(1,928)
Amortization of cash flow hedge	–	918	–	–	–	918
Stock-based compensation	–	625	1,874	–	–	2,499
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(27,839)	(13,025)	–	(40,864)
Other current assets	–	(641)	(1,391)	(280)	–	(2,312)
Other assets	–	(244)	(220)	–	–	(464)
Deferred revenue	–	–	(377)	–	–	(377)
Accounts payable, accrued expenses and other	–	(11,051)	9,628	11,807	–	10,384
Net cash provided by (used in) operating activities	–	(13,313)	46,570	1,955	(1,160)	34,052
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(2,005)	(11,681)	–	–	(13,686)
Proceeds from insurance claims on damaged equipment	–	2,422	318		–	2,740
Purchase of property and equipment	–	(8,299)	(25,368)	(616)	–	(34,283)
Proceeds from sale of equipment	–	–	310	–	–	310
Purchase of equity interest in joint ventures	–	–	(1,500)	–	–	(1,500)
Net cash used in investing activities	–	(7,882)	(37,921)	(616)	–	(46,419)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(5,461)	(8,678)	(258)	–	(14,397)
Deferred financing costs	–	(217)	–	–	–	(217)
Proceeds from, net of payments, on line of credit	–	31,300	–	–	–	31,300
Payments to counterparties of interest rate swaps, net of payments received	–	(4,874)	–	–	–	(4,874)
Distributions paid to noncontrolling interests	–	–	–	(1,271)	1,160	(111)
Proceeds from issuance of common stock	–	242	–	–	–	242
Net cash provided by (used in) financing activities	–	20,990	(8,678)	(1,529)	1,160	11,943
EFFECT OF EXCHANGE RATE CHANGES ON CASH			51	–		51
NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(205)	22	(190)	–	(373)
CASH AND CASH EQUIVALENTS, beginning of period	–	205	–	422	–	627
CASH AND CASH EQUIVALENTS, end of period	$–	$–	$22	$232	$–	$254

NOTE 10 – RELATED PARTY TRANSACTIONS

We use World Wide Express, a package delivery company owned 40% by Norman Hames, our western operations chief operating officer, to provide delivery services for us.  During the nine months ended September 30, 2012, we paid approximately $458,000 to World Wide Express for those services.

NOTE 11 – SUBSEQUENT EVENTS

On October 10, 2012 we completed the refinancing of our senior secured credit facilities for an aggregate of $451.25 million. The refinancing includes a new credit agreement providing for a $350 million senior secured term loan and a $101.25 million senior secured revolving credit facility. See Note 1 for further details regarding this debt refinancing.

On October 1, 2012 we acquired a 100% controlling interest in one of our non-consolidated joint venture imaging centers in which we previously held a 50% non-consolidated equity investment. As a result of this transaction, we began consolidating this imaging center, recording all of its assets and liabilities at their fair value at October 1, 2012.

On October 29, 2012, Hurricane Sandy made landfall on the east coast of the United States bringing with it tropical storm force or hurricane winds and massive rains and flooding. This resulted in a negative impact to our operations in Maryland, Delaware, New York and New Jersey.  We experienced site closures, loss of power and other related business disruptions. While our procedural volumes in our East Coast operations suffered as a result of the inability of patients to honor their scheduled appointments, the inability to schedule new appointments and the difficulties in patients getting to our locations as a result of dangerous travel conditions, we retain business interruption insurance to assist us in the mitigation of these circumstances.  It is too early to estimate the extent of the financial impact of these events on our business.

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

The factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2011, as amended or supplemented by the information, if any, in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date when they are made. Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this quarterly report on Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the Company’s filings with the SEC on Form 10-K, Form 10-Q and Form 8-K.

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

Overview

With 236 centers, which we operate directly or indirectly through joint ventures as of September 30, 2012, located in California, Delaware, Maryland, New Jersey, Rhode Island, Florida, and New York, we are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and aggregate annual imaging revenue. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often minimizing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the nine months ended September 30, 2012, we performed 3,127,687 diagnostic imaging procedures and generated total net service fee revenue of $487.8 million.

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

Accounting Standards Codification (“ASC”) Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by other parties, or b) equity holders that, as a group, lack the characteristics specified in the ASC which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all VIE’s in which we own a majority voting interest and all VIE’s for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.1% of our outstanding common stock as of September 30, 2012. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payers than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, pursuant to the terms of the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions. BRMG has insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all of BRMG’s cash flows are transferred to us. We have determined that BRMG is a VIE, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $15.0 million and $13.0 million, and $41.4 million and $40.6 million of net revenues for the three and nine months ended September 30, 2012 and 2011, respectively, and $15.0 million and $13.0 million, and $41.4 million and $40.6 million of operating expenses for the three and nine months ended September 30, 2012 and 2011, respectively.  RadNet recognized $53.0 million and $47.0 million, and $156.6 million and $142.5 million of net revenues for the three and nine months ended September 30, 2012 and 2011, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue.  The cash flows of BRMG are included in the accompanying condensed consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation. The creditors of BRMG do not have recourse to our general credit and there are no other arrangements that could expose us to losses. However, BRMG is managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and consolidate 100% of the patient service revenue, at the remaining centers in California and at all of the centers which are located outside of California, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, we provide management services and receive a fee which includes 100% of the technical reimbursements associated with imaging procedures for the use of our diagnostic imaging equipment and the provision of technical services. Our service fees also include a portion of the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers as well as fees for administrative services. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting service fees paid to us.  We have no financial interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements and record only our service fee revenue.

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

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG. As it relates to non-BRMG centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and nine months ended September 30, are summarized in the following table (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011		2012	2011

Commercial Insurance/Managed Care Capitation	$111,963	$100,795		$340,750	$301,618
Medicare	33,492	28,840		103,899	87,539
Medicaid	5,663	4,759		16,250	14,734
Workers Compensation/Personal Injury	7,281	6,201		21,174	19,501
Other	8,629	7,985		25,200	22,640
Service fee revenue, net of contractual allowances and discounts	167,027	148,579	#	507,273	446,032

Provision for bad debts	(6,574)	(5,558)		(19,453)	(16,260)
Net service fee revenue	$160,453	$143,021		$487,820	$429,772

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

Reclassifications

Certain reclassifications have been made to the three and nine months ended September 30, 2011 consolidated financial statements and accompanying notes to conform to the three and nine months ended September 30, 2012 presentation. Additionally, we have adjusted the prior year’s presentation as a result of the adoption of ASU 2011-07, Health Care Entities (Topic 954). In connection with this adjustment, we identified certain mechanical errors in our historical calculation of the provision for bad debts, resulting in the gross up of the provision for bad debts and revenues by $3.0 million and $9.0 million for the three and nine months ended September 30, 2011, respectively. The error has been corrected in these financial statements and upon adoption of the new guidance, resulted in no impact to net service fee revenue.

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

Valuation of Goodwill and Long-Lived Assets

Goodwill at September 30, 2012 totaled $174.1 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with Financial Accounting Standards Board (“FASB”), ASC Topic 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2011.  Based on our test, we noted no impairment related to goodwill as of October 1, 2011. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill. No indications of impairment were noted at September 30, 2012.

We evaluate our long-lived assets (property and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2012.

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

Recent Developments and Facility Acquisitions

On October 10, 2012 we completed the refinancing of our senior secured credit facilities for an aggregate of $451.25 million. The refinancing includes a new credit agreement providing for a $350 million senior secured term loan and a $101.25 million senior secured revolving credit facility. See Note 1 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q for further details regarding this debt refinancing.

On October 1, 2012 we acquired a 100% controlling interest in one of our non-consolidated joint venture imaging centers in which we previously held a 50% non-consolidated equity investment. As a result of this transaction, we began consolidating this imaging center, recording all of its assets and liabilities at their fair value at October 1, 2012.

On August 6, 2012 we formed a limited liability company with Barnabas Health, a New Jersey owner and operator of a large New Jersey hospital system, for the purpose of creating a New Jersey imaging network under our management. Our first endeavor was to establish a multi-modality imaging center located in Cedar Knolls, New Jersey, of which we own 49%. Our initial investment of approximately $1.8 million was recorded to investment in non-consolidated joint ventures.

On July 23, 2012, we completed our acquisition of a multi-modality imaging center, Orthopedic Imaging Center, LLC, located in Redlands, California, for cash consideration of $700,000. We have made a fair value determination of the acquired assets and approximately $400,000 of fixed assets and $300,000 of goodwill was recorded with respect to this transaction.

On July 1, 2012, we completed the sale of a 41% portion of our ownership interest of one of our consolidated joint ventures to our existing partner in that joint venture for $1.8 million.  After the sale, we retained a 49% ownership interest in this joint venture. As a result of this transaction we de-consolidated this joint venture and recorded the fair value of our remaining interest as an investment in non-consolidated joint venture accounted for under the equity method.  We recorded a gain on de-consolidation of a joint venture of approximately $2.8 million with respect to this transaction. Approximately $1.4 million of this gain is related to the re-measurement to current fair value of our remaining 49% interest, using a market based valuation approach. The main input used in our valuation model was the $1.8 million sale price of a 41% interest.

On May 1, 2012, we completed our acquisition of Advanced Medical Imaging of Stuart, L.P., which consists of two multi-modality imaging centers located in Stuart, Florida, for cash consideration of $1.0 million. We have made a fair value determination of the acquired assets and approximately $39,000 of fixed assets, $88,000 of other current assets and $923,000 of goodwill was recorded with respect to this transaction.

On April 1, 2012, we completed our acquisition of West Coast Radiology, which consists of five multi-modality imaging centers in Orange County, California, for cash consideration of $8.1 million and the assumption of approximately $1.4 million of capital lease obligations. The centers are located in Anaheim, Santa Ana/Tustin, Irvine and Mission Viejo/Laguna Niguel and operate a combination of MRI, CT, ultrasound, mammography, X-ray and other related modalities. We have made a fair value determination of the acquired assets and approximately $715,000 of working capital, $3.1 million of fixed assets, $5.4 million of goodwill, and $200,000 of intangible assets was recorded with respect to this transaction.

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

On February 29, 2012, we completed the acquisition of a multi-modality imaging center from Progressive MRI, LLC located in Frederick, Maryland for cash consideration of $230,000. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and approximately $230,000 of fixed assets was recorded with respect to this transaction.

On November 7, 2011, we completed our acquisition of all outstanding equity interests in Raven Holdings U.S., Inc. (“RH”) from CML Healthcare, Inc.  Aggregate consideration for the purchase was approximately $40.4 million, consisting of approximately $28.2 million in cash, $9.0 million in a seller note and approximately $3.4 million of assumed equipment-related debt.  With the services of an external valuation expert, we have made a final fair value determination of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $2.3 million of assets held for sale, $22.8 million of fixed assets, which is approximately $8.1 million lower than our initial estimate, $1.9 million of investments in non-consolidated joint ventures, which is approximately $933,000 higher than our initial estimates, $2.2 million of intangible assets, $279,000 of other assets and $11.8 million of goodwill was recorded with respect to this transaction. We also assumed approximately $3.1 million of other liabilities relating to unfavorable lease contract reserves, which is approximately $2.2 million higher than our initial estimate. Along with our $8.1 million adjustment to the value of acquired fixed assets, we recorded catch-up reductions to depreciation of approximately $1.1 million for the period from November 7, 2011 through June 30, 2012 of which approximately $275,000 relates to the period from November 7 through December 31, 2011. Along with our adjustment to the value of other liabilities, we recorded catch-up reductions to rent expense of approximately $435,000 for the period from November 7, 2011 through June 30, 2012 of which approximately $142,000 relates to the period from November 7 through December 31, 2011.

Industry Updates

For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene.

For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% in the absence of Congressional intervention.  However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule.  Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010.  On November 2, 2010, CMS released the calendar year 2011 Medicare Physician Fee Schedule.  Again, the rule would have significantly reduced physician fee schedule payments in 2011 had Congress not acted by passing the Physician Payment and Therapy Relief Act of 2010 and the Medicare and Medicaid Extenders Act of 2010, which together continued the 2.2% update from June 2010 through December 31, 2011.  Similarly, the calendar year 2012 Medicare Physician Fee Schedule provided for a 27.4% decrease to the physician fee schedule which was averted by Congress passing the Middle Class Tax Relief and Job Creation Act of 2012, which froze physician payment rates through December 31, 2012.  While Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future.  The failure of Congress to act could adversely impact our revenues and results of operations.  In CMS’s 2013 Medicare Physician Fee Schedule Proposed Rule, CMS proposed reducing the conversion factor by 27.4%, which could significantly reduce payments to us, unless Congress intervenes.

Related Party Transactions

We use World Wide Express, a package delivery company owned 40% by Norman Hames, our western operations chief operating officer, to provide delivery services for us.  During the nine months ended September 30, 2012, we paid approximately $458,000 to World Wide Express for those services.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of income bears to service fee revenue, net of contractual allowances and discounts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	100.0%	100.0%	100.0%	100.0%
Provision for bad debts	-3.9%	-3.7%	-3.8%	-3.6%
Net service fee revenue	96.1%	96.3%	96.2%	96.4%
OPERATING EXPENSES
Cost of operations	79.8%	79.2%	79.9%	79.1%
Depreciation and amortization	8.0%	9.6%	8.5%	9.5%
Loss (gain) on sale and disposal of equipment	0.0%	-0.2%	0.1%	-0.4%
Severance costs	0.0%	0.2%	0.1%	0.2%
Total operating expenses	87.8%	88.9%	88.6%	88.4%

INCOME FROM OPERATIONS	8.3%	7.4%	7.6%	8.0%

OTHER INCOME AND EXPENSES
Interest expense	8.3%	8.9%	8.1%	8.8%
Gain on de-consolidation of joint venture	-1.7%	0.0%	-0.5%	0.0%
Other income	-0.8%	-1.0%	-0.8%	-0.8%
Total other expenses	5.8%	7.9%	6.8%	8.0%

INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	2.5%	-0.5%	0.8%	-0.1%

Provision for income taxes	0.0%	-0.2%	-0.1%	-0.2%
Equity in earnings of joint ventures	0.5%	0.7%	0.8%	0.8%
NET INCOME	3.0%	0.0%	1.5%	0.6%
Net (loss) income attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	3.0%	0.0%	1.6%	0.6%

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Service Fee Revenue

Service fee revenue for the three months ended September 30, 2012 was $167.0 million compared to $148.6 million for the three months ended September 30, 2011, an increase of $18.4 million, or 12.4%.

Service fee revenue, including only those centers which were in operation throughout the third quarters of both 2012 and 2011, decreased $1.6 million, or 1.1%. This 1.1% decrease is primarily the result of a similar percentage decrease in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2011. For the three months ended September 30, 2012, service fee revenue from centers that were acquired subsequent to July 1, 2011 and excluded from the above comparison was $21.7 million. For the three months ended September 30, 2011, service fee revenue from centers that were acquired subsequent to July 1, 2011 and excluded from the above comparison was $1.7 million.

Provision for Bad Debts

Provision for bad debts increased $1.0 million, or 18.3%, to $6.6 million, or 3.9% of net revenue, for the three months ended September 30, 2012 compared to $5.6 million, or 3.7% of net revenue, for the three months ended September 30, 2011. This increase is in line with the increase in service fee revenues.

Operating Expenses

Cost of operations for the three months ended September 30, 2012 increased approximately $15.5 million, or 13.1%, from $117.7 million for the three months ended September 30, 2011 to $133.2 million for the three months ended September 30, 2012. The following table sets forth our cost of operations and total operating expenses for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended
	September 30,
	2012	2011

Salaries and professional reading fees, excluding stock-based compensation	$73,400	$66,657
Stock-based compensation	433	709
Building and equipment rental	14,637	13,254
Medical supplies	9,598	8,458
Other operating expenses *	35,155	28,669
Cost of operations	133,223	117,747

Depreciation and amortization	13,369	14,309
Loss (gain) on sale and disposal of equipment	(45)	(331)
Severance costs	66	316
Total operating expenses	$146,613	$132,041

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $6.7 million, or 10.1%, to $73.4 million for the three months ended September 30, 2012 compared to $66.7 million for the three months ended September 30, 2011.

Salaries and professional reading fees, including only those centers which were in operation throughout the third quarters of both 2012 and 2011 decreased $2.0 million, or 2.9%. This 2.9% decrease is in line with our decrease in service fee revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2011. For the three months ended September 30, 2012, salaries and professional reading fees from centers that were acquired subsequent to July 1, 2011 and excluded from the above comparison was approximately $9.1 million. For the three months ended September 30, 2011, salaries and professional reading fees from centers that were acquired subsequent to July 1, 2011 and excluded from the above comparison was approximately $438,000.

Stock-based compensation

Stock-based compensation decreased $276,000, or 38.9%, to approximately $433,000 for the three months ended September 30, 2012 compared to $709,000 for the three months ended September 30, 2011. The decrease is due to fewer equity compensation instruments being issued in the current quarter compared to the same quarter last year.

Building and equipment rental

Building and equipment rental expenses increased $1.4 million, or 10.4%, to $14.6 million for the three months ended September 30, 2012 compared to $13.2 million for the three months ended September 30, 2011.

Building and equipment rental expenses, including only those centers which were in operation throughout the third quarters of both 2012 and 2011 increased $223,000, or 1.7%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2011. For the three months ended September 30, 2012, building and equipment rental expenses from centers that were acquired subsequent to July 1, 2011 and excluded from the above comparison was approximately $1.2 million. For the three months ended September 30, 2011, building and equipment rental expenses from centers that were acquired subsequent to July 1, 2011 and excluded from the above comparison was $20,000.

Medical supplies

Medical supplies expense increased $1.1 million, or 13.5%, to $9.6 million for the three months ended September 30, 2012 compared to $8.5 million for the three months ended September 30, 2011.

Medical supplies expenses, including only those centers which were in operation throughout the third quarters of both 2012 and 2011, decreased $376,000, or 4.6%. This 4.6% decrease is in line with our decrease in service fee revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2011. For the three months ended September 30, 2012, medical supplies expense from centers that were acquired subsequent to July 1, 2011 and excluded from the above comparison was $1.8 million. For the three months ended September 30, 2011, medical supplies expense from centers that were acquired subsequent to July 1, 2011 and excluded from the above comparison was $333,000.

Depreciation and amortization

Depreciation and amortization decreased $940,000, or 6.6%, to $13.4 million for the three months ended September 30, 2012 compared to the same period last year. The decrease is due to a catch-up reduction to depreciation of approximately $1.4 million recorded in September of 2012 related to our finalization of purchase accounting for our acquisition of Raven Holdings U.S., Inc. This is offset by an increase of approximately $460,000 due to property and equipment additions for existing centers as well as newly acquired centers.

Loss (gain) on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $45,000 for the three months ended September 30, 2012 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale. We recorded a net gain on disposal of equipment of approximately $331,000 for the three months ended September 30, 2011 primarily related to the difference between the net book value of certain equipment damaged in a fire at one of our imaging facilities and insurance proceeds we received from claims filed on this damaged equipment.

Interest expense

Interest expense for the three months ended September 30, 2012 increased approximately $633,000, or 4.8%, to $13.9 million for the three months ended September 30, 2012 compared to $13.2 million for the three months ended September 30, 2011. This 4.8% increase is primarily due to our increased borrowings on our revolving credit facility subsequent to September 30, 2011. Interest expense for the three months ended September 30, 2012 included $767,000 of amortization of deferred loan costs as well as $276,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our initial debt refinancing. Interest expense for the three months ended September 30, 2011 included $719,000 of amortization of deferred loan costs as well as $306,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our initial debt refinancing. See “Liquidity and Capital Resources” in our annual report on Form 10-K for the year ended December 31, 2011 for more details on our initial debt refinancing.

Gain on de-consolidation of joint venture

On July 1, 2012, we completed the sale of a 41% ownership interest of one of our consolidated joint ventures to our existing partner in that joint venture for $1.8 million.  After the sale, we retained a 49% ownership interest in this joint venture. As a result of this transaction we de-consolidated this joint venture and recorded the fair value of our remaining interest as an investment in non-consolidated joint venture accounted for under the equity method.  We recorded a gain on de-consolidation of a joint venture of approximately $2.8 million with respect to this transaction. Approximately $1.4 million of this gain is related to the re-measurement to current fair value of our remaining 49% interest, using a market based valuation approach. The main input used in our valuation model was the $1.8 million sale price of a 41% interest.

Other income

For the three months ended September 30, 2012, we recorded approximately $1.4 million of other income primarily related to fair value adjustments on our interest rate swaps. For the three months ended September 30, 2011, we recorded approximately $1.5 million of other income primarily related to fair value adjustments on our interest rate swaps.

Income tax expense

For the three months ended September 30, 2012 and 2011, we recorded $30,000 and $234,000, respectively, of income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2012, we recognized equity in earnings from unconsolidated joint ventures of $909,000 compared to $1.0 million for the three months ended September 30, 2011. This small decrease is in line with a small decrease in procedure volumes at these joint venture imaging centers.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Service Fee Revenue

Service fee revenue for the nine months ended September 30, 2012 was $507.3 million compared to $446.0 million for the nine months ended September 30, 2011, an increase of $61.3 million, or 13.7%.

Service fee revenue, including only those centers which were in operation throughout the first nine months of both 2012 and 2011, decreased $2.2 million, or 0.5%. This 0.5% decrease is primarily the result of a similar percentage decrease in procedure volumes. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2011. For the nine months ended September 30, 2012, service fee revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $73.1 million. For the nine months ended September 30, 2011, service fee revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $9.6 million.

Provision for Bad Debts

Provision for bad debts increased $3.2 million, or 19.6%, to $19.5 million, or 3.8% of net revenue, for the nine months ended September 30, 2012 compared to $16.3 million, or 3.6% of net revenue, for the nine months ended September 30, 2011. This increase is in line with the increase in service fee revenues.

Operating Expenses

Cost of operations for the nine months ended September 30, 2012 increased approximately $52.5 million, or 14.9%, from $352.7 million for the nine months ended September 30, 2011 to $405.2 million for the nine months ended September 30, 2012. The following table sets forth our cost of operations and total operating expenses for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Salaries and professional reading fees, excluding stock-based compensation	$222,368	$196,341
Stock-based compensation	2,139	2,499
Building and equipment rental	45,117	39,986
Medical supplies	29,263	24,775
Other operating expenses *	106,290	89,087
Cost of operations	405,177	352,688

Depreciation and amortization	43,154	42,526
Loss (gain) on sale and disposal of equipment	255	(1,928)
Severance costs	678	970
Total operating expenses	$449,264	$394,256

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $26.0 million, or 13.3%, to $222.4 million for the nine months ended September 30, 2012 compared to $196.4 million for the nine months ended September 30, 2011.

Salaries and professional reading fees, including only those centers which were in operation throughout the first nine months of both 2012 and 2011 increased $236,000, or 0.1%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2011. For the nine months ended September 30, 2012, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was approximately $29.0 million. For the nine months ended September 30, 2011, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was approximately $3.2 million.

Stock-based compensation

Stock-based compensation decreased $360,000, or 14.4%, to approximately $2.1 million for the nine months ended September 30, 2012 compared to $2.5 million for the nine months ended September 30, 2011. The decrease is due to fewer equity compensation instruments being issued in the first nine months of 2012 compared to the same period last year.

Building and equipment rental

Building and equipment rental expenses increased $5.1 million, or 12.8%, to $45.1 million for the nine months ended September 30, 2012 compared to $40.0 million for the nine months ended September 30, 2011.

Building and equipment rental expenses, including only those centers which were in operation throughout the first nine months of both 2012 and 2011decreased $327,000, or 0.8%. This 0.8% decrease is primarily due to equipment lease buy-outs occurring subsequent to January 1, 2012. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2011. For the nine months ended September 30, 2012, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was approximately $6.2 million. For the nine months ended September 30, 2011, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $776,000.

Medical supplies

Medical supplies expense increased $4.5 million, or 18.1%, to $29.3 million for the nine months ended September 30, 2012 compared to $24.8 million for the nine months ended September 30, 2011.

Medical supplies expenses, including only those centers which were in operation throughout the first nine months of both 2012 and 2011, decreased $926,000, or 3.8%. This 3.8% decrease is in line with our decrease in service fee revenue. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2011. For the nine months ended September 30, 2012, medical supplies expense from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $5.9 million. For the nine months ended September 30, 2011, medical supplies expense from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $448,000.

Depreciation and amortization

Depreciation and amortization increased $628,000, or 1.5%, to $43.2 million for the nine months ended September 30, 2012 compared to the same period last year. The increase is due to property and equipment additions for existing centers as well as newly acquired centers. Offsetting this is a catch-up reduction to depreciation of approximately $1.4 million recorded in September of 2012 related to our finalization of purchase accounting for our acquisition of Raven Holdings U.S., Inc.

Loss (gain) on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $255,000 for the nine months ended September 30, 2012 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale. We recorded a net gain on disposal of equipment of approximately $1.9 million for the nine months ended September 30, 2011 primarily related to the difference between the net book value of certain equipment damaged in a fire at one of our imaging facilities and insurance proceeds we received from claims filed on this damaged equipment.

Interest expense

Interest expense for the nine months ended September 30, 2012 increased approximately $1.6 million, or 4.1%, to $40.9 million for the nine months ended September 30, 2012 compared to $39.3 million for the nine months ended September 30, 2011. This 4.1% increase is primarily due to our increased borrowings on our revolving credit facility subsequent to the second half of 2011. Interest expense for the nine months ended September 30, 2012 included $2.3 million of amortization of deferred loan costs as well as $827,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our initial debt refinancing. Interest expense for the nine months ended September 30, 2011 included $2.2 million of amortization of deferred loan costs as well as $918,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our initial debt refinancing. See “Liquidity and Capital Resources” in our annual report on Form 10-K for the year ended December 31, 2011 for more details on our initial debt refinancing.

Gain on de-consolidation of joint venture

On July 1, 2012, we completed the sale of a 41% ownership interest of one of our consolidated joint ventures to our existing partner in that joint venture for $1.8 million.  After the sale, we retained a 49% ownership interest in this joint venture. As a result of this transaction we de-consolidated this joint venture and recorded the fair value of our remaining interest as an investment in non-consolidated joint venture accounted for under the equity method.  We recorded a gain on de-consolidation of a joint venture of approximately $2.8 million with respect to this transaction. Approximately $1.4 million of this gain is related to the re-measurement to current fair value of our remaining 49% interest, using a market based valuation approach. The main input used in our valuation model was the $1.8 million sale price of a 41% interest.

Other income

For the nine months ended September 30, 2012, we recorded approximately $3.9 million of other income primarily related to fair value adjustments on our interest rate swaps. For the nine months ended September 30, 2011, we recorded approximately $3.6 million of other income primarily related to fair value adjustments on our interest rate swaps.

Income tax expense

For the nine months ended September 30, 2012 and 2011, we recorded $696,000 and $718,000, respectively, of income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2012, we recognized equity in earnings from unconsolidated joint ventures of $4.2 million compared to $3.8 million for the nine months ended September 30, 2011. This increase is in line with an increase in procedure volumes at these joint venture imaging centers.

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

The following is a reconciliation of GAAP net income to Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income Attributable to RadNet, Inc. Common Stockholders	$5,053	$39	$7,888	$2,684
Plus Provision for Income Taxes	30	234	696	718
Less Other Income	(1,360)	(1,506)	(3,851)	(3,566)
Plus Interest Expense	13,875	13,242	40,917	39,307
Plus Severence Costs	66	316	678	970
Plus Loss (Gain) on Sale and Disposal of Equipment	(45)	(331)	255	(1,928)
Less gain on de-consolidation of joint venture	(2,777)	–	(2,777)	–
Plus Depreciation and Amortization	13,369	14,309	43,154	42,526
Plus Non Cash Employee Stock Based Compensation	433	709	2,139	2,499
Adjusted EBITDA	$28,644	$27,012	$89,099	$83,210

Liquidity and Capital Resources

We had a working capital balance of $31.3 million and $30.0 million at September 30, 2012 and December 31, 2011, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $7.9 million and $2.7 million for the nine months ended September 30, 2012 and 2011, respectively.  We also had an equity deficit of $59.2 million and $69.8 million at September 30, 2012 and December 31, 2011, respectively.

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

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our short-term and long-term liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on the terms acceptable to us, if at all.

On a continuing basis, we also consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures. These types of transactions may result in future cash proceeds or payments but the general timing, size or success of any acquisition, divestiture or joint venture effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior secured credit facility or through new equity or debt issuances.

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

At September 30, 2012, our outstanding indebtedness included our senior notes of $200.0 million aggregate principal outstanding as well as our senior secured credit facilities consisting of $277.9 million of senior secured term loan debt outstanding and $59.8 million outstanding under our revolving credit facility. We had $61.45 million of available credit under our revolving credit facility, subject to borrowing conditions under that facility as further described in our annual report on Form 10-K for the fiscal year ended December 31, 2011. As of September 30, 2012, we were in compliance with all covenants under our senior secured credit facilities and the senior notes.

On October 10, 2012 we completed the refinancing of our senior secured credit facilities in the aggregate amount of $451.25 million. The refinancing includes a new credit agreement providing for a $350 million senior secured term loan and a $101.25 million senior secured revolving credit facility.

The termination date for the $350 million term loan shall be on the earliest to occur of (i) the sixth anniversary of the closing date, (ii) the date on which all of the term loans shall become due and payable in full under the new credit agreement whether by acceleration or otherwise and (iii) October 1, 2017 if our senior notes due 2018 have not been refinanced by such date. The termination date for the $101.25 million revolving credit facility shall be on the earliest to occur of (i) the fifth anniversary of the closing date, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the new credit agreement, (iii) the date of the termination of the revolving credit facility pursuant to section 8.01 of the new credit agreement and (iv) October 1, 2017 if our senior notes due 2018 have not been refinanced by such date.

The $350 million term loan and the $101.25 million revolving credit facility are floating rate facilities, and we may request the interest rate be based upon LIBOR (subject to a 1.25% LIBOR floor for the term loan) plus an applicable margin of 4.25%.

The proceeds from the new credit facilities were used to repay our existing senior secured term loan and revolving credit facility in full and certain other indebtedness, to pay fees and expenses related to the transaction.

The obligations of Radnet Management, Inc. under the new credit facilities are guaranteed by RadNet, Inc. and all of our current and future wholly-owned domestic subsidiaries and certain of our affiliates. The obligations under the new credit facilities and the guarantees are secured by a first priority security interest in substantially all of our assets as well as the assets of our wholly-owned subsidiaries and affiliates.

For more information on our refinancing, see our current report on Form 8-K filed with the SEC on October 10, 2012.

Sources and Uses of Cash

Cash provided by operating activities was $55.6 million for the nine months ended September 30, 2012 and $34.1 million for the nine months ended September 30, 2011.

Cash used in investing activities was $43.7 million and $46.4 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, we purchased property and equipment for approximately $35.3 million and acquired the assets and businesses of additional imaging facilities for approximately $10.6 million. We also purchased additional equity interests in non-consolidated joint ventures for approximately $2.8 million. Offsetting our cash used in investing activities was $2.3 million in proceeds from the sale of an acquired imaging center that was classified on our consolidated balance sheet at December 31, 2011as an asset held for sale, and also $1.8 million of proceeds from the sale of joint venture interests.

Cash used in financing activities was $14.0 million for the nine months ended September 30, 2012 compared to cash provided by financing activities of $11.9 million for the nine months ended September 30, 2011. The cash used in financing activities for the nine months ended September 30, 2012 was primarily related to payments we made toward our term loans, capital leases and line of credit balances, as well as $4.6 million of cash payments, net of cash receipts, related to our modified cash flow hedges.

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

Interest Rate Sensitivity.   A large portion of our interest expense is not sensitive to changes in the general level of interest in the United States because much of our indebtedness has interest rates that were fixed when we entered into the note payable or capital lease obligation. Our credit facility however, which is classified as a long-term liability on our financial statements, is interest expense sensitive to changes in the general level of interest in the United States because it is priced at a 3.75% spread to the greater of 2%   (“LIBOR Floor”) or 3 month LIBOR.  At September 30, 2012, we had $303.8 million outstanding under our then existing credit facilities that were tied to LIBOR.  Because the LIBOR Floor exceeded the spot rate of 3 month LIBOR (which was at about 36 basis points as of September 30, 2012), the spot rate of 3 month LIBOR would have to increase by more than 164 basis points before we would recognize any increase in our interest expense.  The LIBOR rate would have to increase by 264 basis points for us to realize a 1% increase in our borrowing rate under our then existing credit facility and for us to experience an annual increase of $2.8 million in our interest expense. We have an additional $33.8 million under our credit facilities that is tied to the prime rate. A hypothetical 1% increase in the prime rate for 2012 could result in an increase of approximately $338,000 in our interest expense for the current year.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

ITEM 1A Risk Factors

The following is an update to a risk factor described in our annual report on Form 10-K for the year ended December 31, 2011, and should be read in conjunction with the other risk factors therein.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 105 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Several of our facilities are located in areas of Florida and the east coast that have suffered from hurricanes.  Most recently, our operations in Maryland, Delaware, New York and New Jersey were negatively impacted when Hurricane Sandy made landfall on the east coast in late October 2012, resulting in site closures, loss of power and other related business disruptions. In addition, some of our facilities have been affected by snow and other harsh weather conditions, particularly in February 2010, when winter snow storms in the mid-Atlantic region, including Maryland, Delaware and New Jersey, caused us to close many of our facilities for up to five business days. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

There are no additional material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults Upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Reference is made to the Exhibits Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

(Registrant)

Date: November 9, 2012	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Mark D. Stolper, Chief Financial Officer
Mark D. Stolper, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Howard G. Berger, M.D. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Howard G. Berger, M.D. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, the Incentive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.