Form 10-K
period 2012-12-31
RadNet, Inc.
filed 2013-03-18
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $81,917,304 on June 29, 2012 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 29, 2012.

The number of shares of the registrant’s common stock outstanding on March 8, 2013, was 38,990,482 shares.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include those factors listed in Item 1 — “Business,” Item 1A— “Risk Factors,” Item 3— “Legal Proceedings,” Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report and in other reports that we file with the Securities and Exchange Commission.

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

Business Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2012, we operated directly or indirectly through joint ventures, 246 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

We seek to develop leading positions in regional markets in order to leverage operational efficiencies. Our scale and density within selected geographies provides close, long-term relationships with key payors, radiology groups and referring physicians. Each of our center-level and regional operations teams is responsible for managing relationships with local physicians and payors, meeting our standards of patient service and maintaining profitability. We provide training programs, standardized policies and procedures and sharing of best practices among the physicians in our regional networks.

In late 2010 and early 2011 we expanded our offering of imaging related services with our acquisition of eRAD and Imaging On Call. eRAD develops and sells computerized systems for the imaging industry, including Picture Archiving Communications Systems (“PACS”) and Radiology Information Systems (“RIS”). Imaging On Call provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals and imaging center customers. Teleradiology is the process of taking radiological patient images, such as X-rays, CTs, and MRIs, from one location to another for the purposes of interpretation and/or consultation. Teleradiology allows radiologists to provide services without actually having to be at the location of the patient and allows trained specialists to be available 24/7. In addition to providing alternative revenue sources for us, the capabilities of both eRAD and Imaging On Call can make the RadNet imaging center operations more efficient and cost effective.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the year ended December 31, 2012, we performed 4,142,267 diagnostic imaging procedures and generated net service fee revenue of $647.2 million. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2012, December 31, 2011 and December 31, 2010 is included in the consolidated financial statements and notes thereto in this annual report.

History of our Business

We are incorporated in Delaware and have been in business since 1985.

We develop our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions, see Item 7 - “Management’s Discussion and Analysis and Results of Operations—Recent Developments and Facility Acquisitions” below.

In addition to our imaging business, our eRAD, Inc. subsidiary (see Note 4 to the consolidated financial statements to this annual report) is a provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry.  Over 250 hospitals, teleradiology businesses, imaging centers and specialty physician groups use eRAD’s technology to distribute, visualize, store and retrieve digital images taken from all diagnostic imaging modalities.  eRAD has approximately 30 employees, including a Research and Development team of 11 software engineers in Budapest, Hungary.

We have also assembled an industry leading team of software developers, based out of Prince Edward Island, Canada, to create radiology workflow solutions known as Radiology Information Systems (“RIS”) focused exclusively on RadNet’s internal use. All members of this Canadian based team have significant software development expertise in radiology, and together with eRAD and its PACS technology, are creating fully integrated solutions to manage all aspects of RadNet’s internal information needs. eRAD and the Canadian software development team form a Radiology Information Technology division of RadNet.

In January 2011, we entered into a new line of business with the acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York. The addition of the teleradiology business added a new component to our portfolio of solutions, whereby we provide interpretation services to approximately 50 hospitals and hospital-based radiology groups.

References to “RadNet,” “we,” “us,” “our” or the “Company” in this report refer to RadNet, Inc., its subsidiaries and affiliated entities. See “Management’s Discussion and Analysis and Results of Operations—Overview.”

Company Website

We maintain a website at www.radnet.com .. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after the material is electronically filed with the Securities and Exchange Commission. References to our website in this report are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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

While X-ray remains the most commonly performed diagnostic imaging procedure, the fastest growing and higher margin procedures are MRI, CT and PET. The rapid growth in PET scans is attributable to the increasing recognition of the efficacy of PET scans in the diagnosis and monitoring of cancer. The number of MRI and CT scans performed annual in the United States continues to grow due to their wider acceptance by physicians and payors, an increasing number of applications for their use and a general increase in demand due to the aging population.

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

Mobile Imaging

While many hospitals own or lease their own equipment, certain hospitals provide diagnostic imaging services by contracting with providers of mobile imaging equipment. Using specially designed trailers, mobile imaging service providers transport imaging equipment and provide services to hospitals and clinics on a part-time or full-time basis, thus allowing small to mid-size hospitals and clinics that do not have the patient demand to justify fixed on-site access to advanced diagnostic imaging technology. Diagnostic imaging providers contract directly with the hospital or clinic and are typically reimbursed directly by them.

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

 MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord, abdomen, heart and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. A typical MRI examination takes from 20 to 45 minutes. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2012, we had 205 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. As of December 31, 2012, we had 118 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2012, we had 43 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2012, we had 45 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2012, we had 253 X-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2012, we had 357 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2012, we had 181 mammography systems in operation.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2012, we had 138 fluoroscopy systems in operation.

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

Wider Physician and Payor Acceptance of the Use of Imaging

During the last 30 years, there has been a major effort undertaken by the medical and scientific communities to develop higher quality, cost-effective diagnostic imaging technologies and to minimize the risks associated with the application of these technologies. The thrust of product development during this period has largely been to reduce the hazards associated with conventional X-ray and nuclear medicine techniques and to develop new, less harmful imaging technologies. As a result, the use of advanced diagnostic imaging modalities, such as MRI, CT and PET, which provide superior image quality compared to other diagnostic imaging technologies, has increased rapidly in recent years. These advanced modalities allow physicians to diagnose a wide variety of diseases and injuries quickly and accurately without exploratory surgery or other surgical or invasive procedures, which are usually more expensive, involve greater risk to patients and result in longer rehabilitation time. Because advanced imaging systems are increasingly seen as a tool for reducing long-term healthcare costs, they are gaining wider acceptance among payors.

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

Expansion of Teleradiology Services

As hiring radiologists has become more difficult, the use of teleradiology is expected to continue to expand to provide patients better, more specialized care and 24/7 services.

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2012, we operated 246 centers in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Competitive Pricing

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

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. As of December 31, 2012, we received approximately 56% of our payments from commercial insurance payors, 13% from managed care capitated payors, 21% from Medicare and 3% from Medicaid. With the exception of Blue Cross/Blue Shield, which are managed by different entities in each of the states in which we operate, and Medicare, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2012.

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

Our Experienced and Committed Management Team

Our senior management group has more than 100 years of combined healthcare management experience. Our executive management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. We have a track record of successful acquisitions and integration of acquired businesses into RadNet, and have managed the business through a variety of economic and reimbursement cycles. Our management beneficially owns (either directly or indirectly) approximately 28% of our common stock.

Our Technologically Advanced Imaging Systems

In late 2010 and early 2011 we expanded our offering of imaging related services with our acquisition of eRad (development and sale of computerized imaging systems for the imaging industry) and Imaging On Call (teleradiology services for interpretation of images for radiology groups, hospitals and others after business hours, for overflow and specialty work). In addition, we have assembled an industry leading team of software developers to create radiology workflow solutions for our internal use.

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

Expand Our Networks

We intend to continue to expand the number of our facilities both organically and through targeted acquisitions, using a disciplined approach for evaluating and entering new areas, including consideration of whether we have adequate financial resources to expand. Our current plans are to strengthen our market presence in geographic areas where we currently have existing operations and to expand into neighboring and other areas which we determine to be appropriate. We perform extensive due diligence before developing a new facility or acquiring an existing facility, including surveying local referral sources and radiologists, as well as examining the demographics, reimbursement environment, competitive landscape and intrinsic demand of the geographic market. We generally will only enter new markets where:

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

Radiology Professionals

In the states in which we provide services (except Florida), a lay person or any entity other than a professional corporation or similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. This doctrine is commonly referred to as the prohibition on the “corporate practice” of medicine. In order to comply with this prohibition, we contract with radiologists to provide professional medical services in our facilities, including the supervision and interpretation of diagnostic imaging procedures. The radiology practice maintains full control over the physicians it employs. Pursuant to each management contract, we make available the imaging facility and all of the furniture and medical equipment at the facility for use by the radiology practice, and the practice is responsible for staffing the facility with qualified professional medical personnel. In addition, we provide management services and administration of the non-medical functions relating to the professional medical practice at the facility, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities. As compensation for the services furnished under contracts with radiologists, we generally receive an agreed percentage of the medical practice billings for, or collections from, services provided at the facility, typically varying between 75% to 85% of global net service fee revenue or collections after deduction of the professional component of the medical practice billings.

At all but 8 of our California facilities, we contract for the provision of professional medical services directly with BRMG, or indirectly through BRMG with other radiology groups.

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

BRMG in California

Howard G. Berger, M.D., is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.0% of our outstanding common stock as of December 31, 2012. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 101 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

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

As of December 31, 2012, BRMG employed 83 full-time and 9 part-time radiologists. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2012, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•	The agreement expires on January 1, 2014. However, the agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2012, he owned 99% of the equity of BRMG.

•	At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities, except for 8 facilities for which we contract with separate medical groups.

•	At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

•	If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

•	If we want to open a new facility in California, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

•	BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

Non-California Locations and 8 California Locations

At the 8 centers in California where BRMG does not provide professional medical services, and at all of the centers which are located outside of California, we have entered into long-term contracts with prominent third-party radiology groups in the area to provide physician services at those facilities. These arrangements also allow us to comply with the prohibition against the “corporate practice” of medicine in other states in which we operate (except in Florida which does not have an equivalent statute prohibiting the corporate practice of medicine).

These third-party radiology practice groups provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. The contracted radiology practices have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth. In these facilities we have entered into long-term agreements (typically 10-40 years in length) under which, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue. We typically receive 100% of the technical reimbursements associated with imaging procedures plus certain fees paid to us for providing additional management services. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.

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

Payors

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Service Fee Revenue
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Commercial Insurance (1)(2)	56%	55%	56%
Managed Care Capitated Payors	13%	15%	15%
Medicare& Medicaid	24%	23%	23%

(1) Includes Blue Cross/Blue Shield plans, which represented 20% of our net service fee revenue for the year ended December 31, 2012, 19% of our net service fee revenue for the year ended December 31, 2011 and 19% of our net service fee revenue for the year ended December 31, 2010.

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

We collect and sort encounter activity by payor, place of service, referring physician, exam type and date of service. The data is then presented in quantitative and analytical form to facilitate understanding of utilization activity and to provide a comparison between fee-for-service and Medicare equivalents. Our Medical Director prepares a quarterly report for each payor and referring physician. When we find that a referring physician is over utilizing services, we work with the physician to modify referral patterns.

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

Contracts with Physician Groups and Other Non-Insurance Company Payors

For some of our contracts with physician groups and other providers, we do not bill payors, but instead accept agreed upon rates for our radiology services. These rates are typically at or below the rates set forth in the current Medicare Fee Schedule for the particular service. However, we often agree to a specified rate for MRI and CT procedures that is not tied to the Medicare Fee Schedule.

Facilities

Through our wholly owned subsidiaries, we operate 109 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 62 in the Maryland, 25 in the Rochester and Hudson Valley areas of New York, 7 in Manhattan, New York, 15 in Delaware, 5 in Rhode Island, 19 in New Jersey, as well as 4 individual facilities in Florida. We lease the premises at which these facilities are located.

Our facilities are primarily located in geographic networks that we refer to as regions. The majority of our facilities are multi-modality sites, offering various combinations of MRI, CT, PET, nuclear medicine, ultrasound, X-ray, fluoroscopy services and other related procedures. A portion of our facilities are single-modality sites, offering either X-ray or MRI services. Consistent with our regional network strategy, we locate our single-modality facilities near multi-modality facilities, to help accommodate overflow in targeted demographic areas.

The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2012:

	Year Ended
	December 31,
	2008	2009	2010	2011	2012

Total facilities owned or managed (at beginning of the year)	141	164	180	201	233
Facilities added by:
Acquisition	24	14	28	33	25
Internal development	4	3	8	2	–
Facilities closed or sold	-5	-1	-15	-3	-12
Total facilities owned (at year end)	164	180	201	233	246

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2012, the quantity of principal diagnostic equipment available at our facilities, by region:

	MRI	Open/MRI	CT	PET/CT	Mammo	Ultrasound	X-ray	NucMed	Fluoroscopy	Total
California	60	21	36	21	74	152	103	19	75	561
Florida	3	1	3	1	3	5	3	3	5	27
Delaware	8		7		5	18	17	2	4	61
New Jersey	14	1	8	2	8	16	13	2	11	75
New York	23	4	20	5	29	58	31	4	10	184
Maryland	58	8	41	14	59	105	74	15	33	407
Rhode Island	3	1	3	-	3	3	12			25
Total	169	36	118	43	181	357	253	45	138	1,340

The average age of our MRI and CT units is less than six years, and the average age of our PET units is less than four years. The useful life of our MRI, CT and PET units is typically ten years.

Facility Acquisitions

Information regarding our facility acquisitions can be found within Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 4 to our consolidated financial statements included in this annual report on Form 10-K.

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

We also utilize a third party software for our front desk patient tracking system, or Radiology Information System. We intend to develop our own RIS through our team of software development engineers. With our acquisition of eRad we believe we will be able to develop and implement programs which improve the systems we utilize in the operation of our business by providing systems which meet our specific needs as opposed to being limited to systems developed for the imaging industry in general.

Personnel

At December 31, 2012, we had a total of 4,253 full-time, 737 part-time and 956 per diem employees, including those employed by BRMG. These numbers include 102 full-time and 9 part-time physicians and 1,209 full-time, 455 part-time and 577 per-diem technologists.

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

Sales and Marketing

At December 31, 2012, our California sales and marketing team consisted of one director of marketing and 39 customer service representatives. Our eastern marketing team consisted of one director of marketing and 77 customer sales representatives. Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs.

Physician Marketing

Each customer service representative on our physician marketing team is responsible for marketing activity on behalf of one or more facilities. The representatives act as a liaison between the facility and referring physicians, holding meetings periodically and on an as-needed basis with them and their staff to present educational programs on new applications and uses of our systems and to address particular patient service issues that have arisen. In our experience, consistent hands-on contact with a referring physician and his or her staff generates goodwill and increases referrals to our facilities. The representatives also continually seek to establish referral relationships with new physicians and physician groups. In addition to a base salary, each representative receives a bonus based upon success.

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

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2012, capital lease obligations, excluding interest, totaled approximately $7.7 million through 2017, including current installments totaling approximately $3.9 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

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

We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our facilities, the location of our facilities, the quality of our diagnostic imaging services and technologists and the ability to establish and maintain relationships with healthcare providers and referring physicians. See “Competitive Strengths” above.

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

Liability Insurance

We maintain insurance policies with coverage we believe is appropriate in light of the risks attendant to our business and consistent with industry practice. However, adequate liability insurance may not be available to us in the future at acceptable costs or at all. We maintain general liability insurance and professional liability insurance in commercially reasonable amounts. Additionally, we maintain workers’ compensation insurance on all of our employees. Coverage is placed on a statutory basis and corresponds to individual state’s requirements.

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

Corporate Practice of Medicine

In the states in which we operate, other than Florida, a lay person or any entity other than a professional corporation or other similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. The laws of such states also prohibit a lay person or a non-professional entity from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging facilities, in a manner that we believe keeps us from engaging in the practice of medicine, exercising control over the medical judgments or decisions of the radiology practices or their physicians, or violating the prohibitions against fee-splitting.

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2012, approximately 21% of our revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3% from state sponsored programs (Medicaid).

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

Medicare and Medicaid Fraud and Abuse – Stark Law

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

 Medicare and Medicaid Fraud and Abuse – General

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

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter. Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) or Reconciliation Act, which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%. The higher utilization rate was fully implemented in the beginning of 2011 and replaced the phase-in approach provided in the PPACA. This utilization rate was further increased to 90% by the American Taxpayer Relief Act of 2012 (“ATRA”), to be effective as of January 1, 2014.

The aim of increased utilization of diagnostic imaging services is to spread the cost of the equipment and services over a greater number of scans, resulting in a lower cost per scan. These changes will precipitate reductions in federal reimbursement for medical imaging and result in decreased revenue for the scans we perform for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

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

Sequestration

We derive a substantial portion of our revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies and/or health plans, including but not limited to those participating in the Medicare Advantage program. As a result, any negative changes in governmental capitation or fee-for-service rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results.

Congress has a strong interest in reducing the federal debt, which may lead to new proposals designed to achieve savings by altering payment policies. The Budget Control Act of 2011 (“BCA”) established a Joint Select Committee on Deficit Reduction, which had the goal of achieving a reduction in the federal debt level of at least $1.2 trillion. As a result of the Joint Select Committee’s failure to draft a proposal by the BCA’s deadline, automatic cuts in various federal programs (excluding cuts to Medicaid but including cuts to Medicare provider reimbursement in an amount not to exceed 2%) were scheduled to commence on January 1, 2013. However, as a result of the enactment of ATRA on January 2, 2013, any such cuts were delayed until March 1, 2013 so as to allow the Congress sworn in on January 3, 2013 to consider whether to allow sequestration to take place or replace it with other cuts in federal spending and/or higher taxes.

On March 1, 2013, Congress failed to act and prevent the automatic cuts from taking effect, and CMS has stated that a 2% cut to Medicare payments will begin starting April 1, 2013, which will have a negative impact on our revenues. In addition, certain Congressional members have stated that the automatic federal spending cuts under the BCA are insufficient to achieve the BCA’s goals of reducing federal spending and, in turn, the federal deficit. Such members have said that the way to achieve these additional cuts is to implement changes to federal entitlement programs, such as Medicare. Therefore it is not possible at this time to estimate what further impact, if any, other federal Medicare provider reimbursement cuts will have on our integrated care business or results of operations.

Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount of charges for services. Moreover, if our costs increase, we may not be able to recover our increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services as a result of budgetary constraints, cost containment pressures and other reasons. We believe that these trends in cost containment will continue. These cost containment measures, and other market changes in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, any increased costs that we experience. Our integrated care business and financial operations may be materially affected by these developments.

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

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 101 of our 109 California facilities. Professional medical services are provided at our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2014, and for terms as long, if not longer, with the other groups, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

Any claim made against us that is not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, all of which could have an adverse effect on our financial performance. In addition, successful claims against us may adversely affect our business or reputation. Although California places a $250,000 limit on non-economic damages for medical malpractice cases, no limit applies to economic damages and no such limits exist in the other states in which we provide services.

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

For the year ended December 31, 2012, we derived approximately 13% of our payments from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

We may never realize expected synergies, business opportunities and growth prospects in connection with our acquisitions. We may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. In addition, integrating operations will require significant efforts and expenses on our part. Personnel may leave or be terminated because of an acquisition. Our management may have its attention diverted while trying to integrate an acquisition. If these factors limit our ability to integrate the operations of an acquisition successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies as a result of the acquisition, may not be met. In addition, our growth and operating strategies for a target’s business may be different from the strategies that the target company pursued prior to our acquisition. If our strategies are not the proper strategies, they could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully grow our business, which would adversely affect our financial condition and results of operations.

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 21 acquisitions. These acquisitions have added 58 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

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

If we are unable to successfully grow our business through acquisitions it could have an adverse effect on our financial condition and results of operations. Further we cannot ensure we will be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the market for our services and have an adverse effect on our financial condition and results of operations.

The acquisitions of eRAD, Inc. and Imaging On Call, LLC have resulted in new lines of business for us that could be difficult to integrate, disrupt our business or harm our results of operations.

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

Although we had net income of $64.5 million and $7.2 million for the years ended December 31, 2012 and 2011, respectively, we did incur a net loss of $12.9 million for the year ended December 31, 2010 and have generated net losses in three of our previous five years of operations. As of December 31, 2012, our stockholders’ equity deficit was $2.0 million. If we cannot continue to generate income from operations in sufficient amounts, we will not be able to pay our obligations as they become due, which could adversely impact our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2012, our total indebtedness was $582.4 million, $551.2 million of which constituted senior secured indebtedness. Our substantial indebtedness could also:

•	make it difficult for us to satisfy our obligations with respect to our outstanding indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of interest rate increases on our variable rate borrowings, including borrowings under our new senior secured credit facilities;

•	increase our vulnerability to adverse general economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds on terms that are satisfactory to us or at all.

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

The regulatory framework in which we operate is uncertain and evolving.

Although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of the contracted radiology practices have been the subject of judicial or regulatory interpretation. We cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. In addition, healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you however, that we will be able to adapt our operations to address new regulations or that new regulations will not adversely affect our business.

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

Medicare program reimbursements for physician services as well as other services to Medicare beneficiaries who are not enrolled in Medicare Advantage plans are based upon the fee-for-service rates set forth in the Medicare Physician Fee Schedule, which relies, in part, on a target-setting formula system called the SGR. Each year, on January 1st, the Medicare program updates the Medicare Physician Fee Schedule reimbursement rates. Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates. Based on the SGR, the annual fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR is linked to the growth in the U.S. gross domestic product (“GDP”), the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth, a situation which has occurred every year since 2002 and the reoccurrence of which we cannot predict.

CMS determined that, effective January 1, 2013, the SGR formula results in a decrease to the physician Medicare fee schedule reimbursement by 26.5%. Congress, however, enacted ATRA which provides, in part, that Medicare physician fee schedule rates for 2012 are extended through December 31, 2013. Therefore, the Medicare fee schedule rates for 2013 are neither subject to the 26.5% SGR formula-driven reduction nor are they subject to any increase over and above the 2012 fee schedule rates.

While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the SGR formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services. Unless Congress enacts a change to the SGR methodology, the uncertainty regarding reimbursement rates and fluctuation will continue to exist. Moreover, if Congress does change the SGR methodology or substitute a new system for physician fee-for-service payments, it may require reductions in other Medicare programs including Medicare Advantage to offset such additional costs.

Another provision that affects physician payments under the Medicare Physician Fee Schedule is an adjustment under the Medicare statute to reflect the geographic variation in the cost of delivering physician services, by comparing those costs to the national average. Medicare payments to physicians under the Medicare Physician Fee Schedule are geographically adjusted to reflect the varying cost of delivering physician services across areas. The adjustments are made by indices, known as the Geographic Practice Cost Indices (“GPCI”) that reflect how each geographic area compares to the national average. In 2003, Congress established that for three years there would be a floor of 1.0 on the work component of the Medicare Physician Fee Schedule formula used to determine physician payments, which meant that physician payments would not be reduced in a geographic area just because the relative cost of physician work in that area fell below the national average. Congress extended the GPCI work floor several times since its enactment in 2003. ATRA provides another extension through December 31, 2013. Although Congress has extended the GPCI work floor several times, there is no guarantee that Congress will block the adjustment in the future, which could result in a decrease in payments for physician services.

The 2013 Medicare Physician Fee Schedule also expanded a reduction in reimbursement for multiple images on contiguous body parts to new services, namely diagnostic cardiovascular services and ophthalmology services. Medicare has a longstanding policy to reduce payment by 50% for the second and subsequent procedures furnished to the same beneficiary by a single physician or physicians in the same group practice on the same day, largely based on the presence of efficiencies in the practice expense and physician work. This policy already applies to the technical and professional component of advanced imaging services. Under the new expansion CMS shall apply a 25% reduction to the technical component of second and subsequent diagnostic cardiovascular services, and a 20% reduction to the technical component of second and subsequent diagnostic ophthalmology services, furnished by the same physician (or physicians in the same group practice) to the same beneficiary, on the same day. This further reduces payments for physician services relating to diagnostic imaging, and our associated revenues. Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS in the Federal Register. Current payment rates for certain diagnostic services using equipment costing more than $1 million are subject to usage assumptions at a usage rate of 75%. However, as part of ATRA, Congress paid for part of the SGR freez by increasing the equipment utilization threshold for advanced imaging modalities from the current 75% to 90% beginning January 2014.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2012, approximately 24% of our net revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare. Credentialing of physicians is required by our payors prior to commencing payment.

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

New legislation has introduced certain changes that may result in decreased revenue for the scans we perform. Among other things, the new legislation will adjust Medicare payment rates for physician imaging services in an attempt to better reflect actual usage, by revising upward the assumed usage rate for diagnostic imaging equipment costing more than $1 million to 90% starting January, 1, 2014. Other changes in reimbursement for services rendered by Medicare Advantage plans may reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

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

We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Continued concerns about the systemic impact of potential long-term and wide-spread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit have contributed to increased market volatility and diminished expectations for the United States economy. The United States, and other western countries have responded to this economic situation by exercising monetary policy to keep interest rates low. Any significant change in economic conditions or change in fiscal monetary policy could result in material changes in interest rates.

Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our patients. If these market conditions continue, they may increase expenses associated with borrowing, limit our ability, and the ability of our patients, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

The California budget crisis, if not successfully resolved could have an impact on our revenue.

California is experiencing a budget crisis which has resulted in significant state government cutbacks. 109 of our 246 facilities are located in California. One to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program ($6.5 million to $9.7 million). To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 109 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Several of our facilities are located in areas of Florida and the east coast that have suffered from hurricanes. Most recently, our operations in Maryland, Delaware, New York and New Jersey were negatively impacted when Hurricane Sandy made landfall on the east coast in late October 2012, resulting in site closures, loss of power and other related business disruptions. In addition, some of our facilities have been affected by snow and other harsh weather conditions particularly in February 2010, when winter snow storms in the mid-Atlantic region, including Maryland, Delaware and New Jersey, caused us to close many of our facilities for up to five business days. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2011 through December 31, 2012, the trading price of our common stock fluctuated from a high of $3.58 per share to a low of $1.94 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

In the future, we could become the subject of an unsolicited attempted takeover of our company.  Although an unsolicited takeover could be in the best interests of our stockholders, our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that will impede the removal of directors and may discourage a third-party from making a proposal to acquire us.  For example, the provisions:

•	permit the board of directors to increase its own size, within the maximum limitations set forth in the bylaws, and fill the resulting vacancies;

•	authorize the issuance of shares of preferred stock in one or more series without a stockholder vote;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors; and

•	prohibit transfers and/or acquisitions of stock (without consent of the Board of Directors ) that would result in any stockholder owning greater than 5% of the currently outstanding stock resulting in a limitation on net operating loss carryovers, capital loss carryovers, general business credit carryovers, alternative minimum tax credit carryovers and foreign tax credit carryovers, as well as any loss or deduction attributable to a “net unrealized built-in loss” within the meaning of Section 382 of the internal revenue code of 1986, as amended.

We are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in adjoining premises at 1508, 1510 and 1516 Cotner Avenue, Los Angeles, California 90025, in approximately 21,500 square feet occupied under leases, which expire (with options to extend) on June 30, 2017. In addition, we lease approximately 60,000 square feet of warehouse and other space under leases nationwide, which expire at various dates through August 2020. We also have a regional office of approximately 39,000 square feet in Baltimore, Maryland under a lease, which expires September 30, 2018.

We operate 109 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 62 in Maryland, 25 in the Rochester and Hudson Valley areas of New York, 7 in Manhattan, New York, 15 in Delaware, 5 in Rhode Island, 19 in New Jersey, as well as 4 individual facilities in Florida. We lease the premises at which these facilities are located. Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 15 years depending upon the agreed upon terms with the local landlord. Rents under our facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

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

	Low	High

Quarter Ended
December 31, 2012	$2.29	$2.75
September 30, 2012	2.30	2.86
June 30, 2012	2.33	3.32
March 31, 2012	1.94	3.58

December 31, 2011	$1.94	$2.79
September 30, 2011	2.30	4.58
June 30, 2011	3.40	5.19
March 31, 2011	2.87	4.00

The last low and high prices for our common stock on the NASDAQ Global Market on March 8, 2013 were $2.68 and $2.77, respectively.

Holders

As of March 8, 2013, the number of holders of record of our common stock was 835.  However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date.  Our management believes that the number of beneficial owners of our common stock is approximately 4,000.

Dividends

We have never declared or paid cash dividends on our capital stock and we do not expect to pay any dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth and development of our business. Our current credit facilities place restrictions on our ability to issue dividends. See discussion under “Liquidity and Capital Resources” regarding our current credit facilities. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2013 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2007 to 2012 with (i) the cumulative total return of the S&P500 index and (ii) the cumulative total return of the S&P500 – Healthcare Sector index.  The comparison assumes $100 was invested in December 31, 2007 in our common stock and in each of the foregoing indices and the reinvestment of dividends through January 1, 2013.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	12/31/08	12/31/09	12/31/10	12/30/11	12/30/12
RadNet, Inc.	-67.00	-39.10	38.24	-24.47	18.78
S&P 500 Index	-37.00	26.46	15.06	2.11	16.00
S&P Health Care Sector	-22.81	19.70	2.90	12.73	17.89

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/30/12
RadNet, Inc.	100	33.00	20.10	27.78	20.99	24.93
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P Health Care Sector	100	77.19	92.40	95.07	107.18	126.35

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data.  The selected consolidated statements of operations data set forth below for the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012 and 2011, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein.  The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2009 and 2008, and the consolidated balance sheet data set forth below as of December 31, 2010, 2009 and 2008, are derived from our audited consolidated financial statements not included herein.  This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this annual report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates.  As a result of the contractual and operational relationship among BRMG, Dr. Berger and us, we are considered to have a controlling financial interest in BRMG pursuant to applicable accounting guidance.  Due to the deemed controlling financial interest, we are required to include BRMG as a consolidated entity in our consolidated financial statements.  This means, for example, that revenue generated by BRMG from the provision of professional medical services to our patients, as well as BRMG’s costs of providing those services, are included as net revenue and cost of operations in our consolidated statement of operations, whereas the management fee that BRMG pays to us under our management agreement with BRMG is eliminated as a result of the consolidation of our results with those of BRMG.  Also, because BRMG is a consolidated entity in our financial statements, any borrowings or advances we have received from or made to BRMG have been eliminated in our consolidated balance sheet.  If BRMG were not treated as a consolidated entity in our consolidated financial statements, the presentation of certain items in our income statement, such as net service fee revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger’s compensation, fees payable to us and amounts payable to third parties.

	Years Ended
	December 31,
	2012	2011	2010	2009	2008

	(in thousands, except per share data)
Statement of Operations Data:

Net revenue	$647,153	$585,121	$518,657	$494,911	$471,286
Operating expenses:
Cost of operations	542,993	477,828	420,973	397,753	384,297
Depreciation and amortization	57,740	57,481	53,997	53,800	53,548
Loss (gain) on sale and disposal of equipment, net	456	(2,240)	1,136	523	516
Gain from sale of joint venture interests	–	–	–	–	–
Gain on de-consolidation of joint venture	(2,777)	–	–	(1,387)	–
Loss on extinguishment of debt	–	–	9,871	–	–
Net income (loss)	64,517	7,231	(12,852)	(2,267)	(12,836)

Basic income (loss) per share	1.71	0.19	(0.35)	(0.06)	(0.36)

Diluted income (loss) per share	1.64	0.19	(0.35)	(0.06)	(0.36)

Balance Sheet Data:

Cash and cash equivalents	$362	$2,455	$627	$10,094	$–
Total assets	715,119	619,188	539,514	480,671	495,572
Total long-term liabilities	598,507	566,615	516,723	456,727	469,994
Total liabilities	717,120	688,995	621,987	555,432	576,602
Working capital	37,287	29,947	5,761	9,204	2,720
Stockholders' equity (deficit)	(2,001)	(69,807)	(82,473)	(74,761)	(81,030)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2012, we operated directly or indirectly through joint ventures, 246 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. As of December 31, 2012, we had in operation 205 MRI systems, 118 CT systems, 43 PET or combination PET/CT systems, 45 nuclear medicine systems, 253 X-ray systems, 181 mammography systems, 357 ultrasound systems, and 138 fluoroscopy systems.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the year ended December 31, 2012, we performed 4,142,267 diagnostic imaging procedures and generated net service fee revenue of $647.2 million.

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors.  We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one-payor class.  In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. As of December 31, 2012, we received approximately 56% of our payments from commercial insurance payors, 13% from managed care capitated payors, 21% from Medicare and 3% from Medicaid.  With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5% of our net revenue for the twelve months ended December 31, 2012.

We have developed our medical imaging business through a combination of organic growth and acquisitions. For a discussion of acquisitions and dispositions of facilities, see “Recent Developments and Facility Acquisitions and Dispositions” below.

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

Recent Developments and Facility Acquisitions

On October 10, 2012 we completed the refinancing of our senior secured credit facilities for an aggregate of $451.25 million. The refinancing includes a new credit agreement providing for a $350 million senior secured term loan and a $101.25 million senior secured revolving credit facility. See Note 8 to our consolidated financial statements included in this annual report on Form 10-K for further details regarding this debt refinancing.

On December 31, 2012, we completed our acquisition of Lenox Hill Radiology, consisting of three multi-modality imaging centers as well as three additional X-Ray facilities all located in Manhattan, New York. We also acquired in this transaction a 31.5% interest in a joint venture multi-modality imaging center in Manhattan, New York and an option to purchase a 50% interest in a multi-modality imaging center located in Brooklyn, New York for $1.00. The purchase price consisted of approximately $29.0 million in cash. We have made a preliminary fair value determination of the acquired assets and assumed liabilities and approximately $4.5 million of working capital, $7.2 million of fixed assets, $648,000 of joint venture interests, $2.5 million in a $1.00 joint venture purchase option, $100,000 of intangible assets $15.7 million of goodwill and the assumption of approximately $400,000 of other liabilities and $1.3 million of capital lease debt was recorded with respect to this transaction. Our preliminary fair value determination will be made final with the help of an outside valuation expert which we expect to have completed by the end of our first quarter of 2013.

On January 30, 2013, we purchased an additional 20.9% interest in a joint venture multi-modality imaging center located in Manhattan, New York of which we initially held a 31.5% interest from our December 31, 2012 acquisition of Lenox Hill Radiology. This additional 20.9% interest gave us a controlling interest in the center and so accordingly, we will be consolidating its financial statements in the first quarter of 2013.

On February 28, 2013, we completed our acquisition of a multi-modality imaging center located in Brooklyn, New York by exercising a $1.00 purchase option to acquire an initial 50% interest (we acquired this option through our December 31, 2012 acquisition of Lenox Hill Radiology) and then by purchasing the remaining 50% interest from the existing partner for approximately $2.7 million in cash.

On December 3, 2012, we completed our acquisition of a multi-modality imaging center, Clinical Radiologists Medical Imaging located in Silver Spring, Maryland, for $2.8 million in cash. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $65,000 of working capital, $1.8 million of fixed assets, $71,000 of other assets, $1.8 million of goodwill and the assumption of approximately $938,000 of capital lease debt was recorded with respect to this transaction.

On November 5, 2012, we completed our acquisition of a multi-modality imaging center, Vanowen Radiology located in Van Nuys, California, for cash consideration of $550,000. We have made a fair value determination of the acquired assets and approximately $164,000 of fixed assets and $386,000 of goodwill was recorded with respect to this transaction.

On November 9, 2012, we completed our acquisition of a multi-modality imaging center, Pueblo Radiology located in Ventura, California, for cash consideration of $750,000. This center is located in an area of Ventura where we operate an existing center and compete directly with Pueblo Radiology. We plan on closing our existing center and serving this location from this acquired center. We have made a fair value determination of the acquired assets and approximately $1.6 million of fixed assets and no goodwill was recorded with respect to this transaction. In accordance with accounting standards, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We undertook such a reassessment, and as a result, have recorded a gain on bargain purchase of approximately $810,000, which is included in Other Income within our consolidated statement of income for the year ended December 31, 2012. We believe that the gain on bargain purchase resulted from various factors that impacted the sale.  The seller, a group of Radiologists some of whom own the building where the imaging center is based, were planning to close the imaging center, which was facing competition pressure from our existing RadNet center, and were facing possible expenses to renovate the building to make it available for a non-imaging center tenant. They saw the sale of these assets to RadNet and RadNet’s assumption of an operating lease for the building as a way to avoid costly renovation expense, get out of a location where they were competing directly with a RadNet center and immediately establish a rental revenue stream. We believe that the seller was willing to accept a bargain purchase price from us in return for our ability to enter into a long-term lease agreement for the facility and establish an immediate rental revenue stream with no investment on their part.

On October 1, 2012 we acquired a 100% controlling interest in one of our non-consolidated joint venture imaging centers in which we previously held a 50% non-consolidated equity investment. As a result of this transaction, we began consolidating this imaging center, recording all of its assets and liabilities at their fair value at October 1, 2012. We have made a fair value determination of the acquired assets and assumed liabilities and $2.1 million of fixed assets and $1.8 million of goodwill was recorded with respect to this transaction. We also assumed approximately $1.9 million of capital lease debt and $200,000 of other liabilities.

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

On July 23, 2012, we completed our acquisition of a multi-modality imaging center, Orthopedic Imaging Center, LLC. located in Redlands, California, for cash consideration of $700,000. We have made a fair value determination of the acquired assets and approximately $373,000 of fixed assets, $25,000 of other assets and $302,000 of goodwill was recorded with respect to this transaction.

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

On April 1, 2012, we completed our acquisition of West Coast Radiology, which consists of five multi-modality imaging centers in Orange County, California, for cash consideration of $8.1 million. The centers are located in Anaheim, Santa Ana/Tustin, Irvine and Mission Viejo/Laguna Niguel and operate a combination of MRI, CT, ultrasound, mammography, X-ray and other related modalities. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $715,000 of working capital, $3.1 million of fixed assets, $5.4 million of goodwill, $200,000 of intangible assets and the assumption of approximately $1.3 million of capital lease debt was recorded with respect to this transaction.

On February 29, 2012, we completed the acquisition of a multi-modality imaging center from TODIC, L.P. located in Camarillo, California for cash consideration of $350,000. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $425,000 of fixed assets and $86,000 of goodwill was recorded with respect to this transaction as well as the assumption of approximately $40,000 of accrued liabilities and approximately $121,000 of capital lease debt.

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

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	100.0%	100.0%	100.0%
Provision for bad debts	-3.8%	-3.7%	-4.1%
Net service fee revenue	96.2%	96.3%	95.9%

OPERATING EXPENSES
Cost of operations	80.7%	78.7%	77.9%
Depreciation and amortization	8.6%	9.5%	10.0%
Loss (gain) on sale and disposal of equipment	0.1%	-0.4%	0.2%
Severance costs	0.1%	0.2%	0.2%
Total operating expenses	89.4%	88.0%	88.2%

INCOME FROM OPERATIONS	6.7%	8.3%	7.7%

OTHER INCOME AND EXPENSES
Interest expense	8.0%	8.7%	9.0%
Loss on extinguishment of debt	0.0%	0.0%	1.8%
Gain on de-consolidation of joint venture	-0.4%	0.0%	0.0%
Other (income) expenses	-0.5%	-0.8%	0.1%
Total other expenses	7.0%	7.9%	10.9%

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-0.3%	0.5%	-3.2%
Provision for income taxes	8.9%	-0.1%	-0.1%
Equity in earnings of joint ventures	1.0%	0.9%	0.9%
NET INCOME (LOSS)	9.6%	1.2%	-2.3%
Net (loss) income attributable to noncontrolling interests	0.0%	0.0%	0.0%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	9.6%	1.2%	-2.4%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Service Fee Revenue

Service fee revenue for the year ended December 31, 2012 was $673.1 million compared to $607.5 million for the year ended December 31, 2011, an increase of $65.6 million, or 10.8%.

Service fee revenue, including only those centers which were in operation throughout the full fiscal years of both 2012 and 2011, decreased $6.1 million, or 1.1%. This 1.1% decrease is primarily the result of a similar percentage decrease in procedure volumes. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2011. For the year ended December 31, 2012, net revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $98.7 million. For the year ended December 31, 2011, net revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $27.0 million.

Provision for Bad Debts

Provision for bad debts increased $3.6 million, or 16.0%, to $25.9 million, or 3.8% of net revenue, for the year ended December 31, 2012 compared to $22.3 million, or 3.7% of net revenue, for the year ended December 31, 2011. This increase is in line with the increase in service fee revenues.

Operating Expenses

Cost of operations for the year ended December 31, 2012 increased approximately $65.2 million, or 13.6%, from $477.8 million for the year ended December 31, 2011 to $543.0 million for the year ended December 31, 2012.  The following table sets forth our operating expenses for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011

Salaries and professional reading fees, excluding stock-based compensation	$298,409	$264,465
Stock-based compensation	2,736	3,110
Building and equipment rental	60,624	53,251
Medical supplies	38,879	34,014
Other operating expenses *	142,345	122,988
Cost of operations	542,993	477,828

Depreciation and amortization	57,740	57,481
Loss (gain) on sale and disposal of equipment	456	(2,240)
Severance costs	736	1,391
Total operating expenses	$601,925	$534,460

*             Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $33.9 million, or 12.8%, to $298.4 million for the year ended December 31, 2012, compared to $264.5 million for the year ended December 31, 2011.

Salaries and professional reading fees, including only those centers which were in operation throughout the full fiscal years of both 2012 and 2011, increased $3.8 million, or 1.5%.  This 1.5% increase is primarily due to the fact that there was one additional work day during the year ended December 31, 2012 when compared to the prior year. There were also bonuses paid to certain members of management during the year ended December 31, 2012 that were not paid in the prior year. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2011.  For the year ended December 31, 2012, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $40.4 million.  For the year ended December 31, 2011, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2011, and excluded from the above comparison was $10.2 million.

•	Stock-based compensation

Stock-based compensation decreased $374,000, or 12.0%, to $2.7 million for the year ended December 31, 2012 compared to $3.1 million for the year ended December 31, 2011.  The decrease is due to fewer equity compensation instruments being issued in 2012 compared to the prior year.

•	Building and equipment rental

Building and equipment rental expenses increased $7.4 million, or 13.8%, to $60.6 million for the year ended December 31, 2012, compared to $53.2 million for the year ended December 31, 2011.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2012 and 2011, increased $1.2 million, or 2.5%.  This 2.5% increase is primarily due to equipment lease buy-outs occurring in the third quarter of 2012. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2011.  For the year ended December 31, 2012, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2011, and excluded from the above comparison, was $8.8 million. For the year ended December 31, 2011, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2011, and excluded from the above comparison, was $2.6 million.

•	Medical supplies

Medical supplies expense increased $4.9 million, or 14.3%, to $38.9 million for the year ended December 31, 2012, compared to $34.0 million for the year ended December 31, 2011.

Medical supplies expenses, including only those centers which were in operation throughout the full fiscal years of both 2012 and 2011, decreased $441,000, or 1.4%.  This 1.4% decrease is in line with our decrease in service fee revenue. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2011.  For the year ended December 31, 2012, medical supplies expense from centers that were acquired subsequent to January 1, 2011, and excluded from the above comparison was $7.6 million.  For the year ended December 31, 2011, medical supplies expense from centers that were acquired subsequent to January 1, 2011, and excluded from the above comparison was $2.3 million.

•	Depreciation and amortization expense

Depreciation and amortization expense increased $259,000, or 0.4%, to $57.7 million for the year ended December 31, 2012 when compared to the same period last year. The increase is due to property and equipment additions for existing centers as well as newly acquired centers. Offsetting this is a catch-up reduction to depreciation of approximately $1.4 million recorded in September of 2012 related to our finalization of purchase accounting for our acquisition of Raven Holdings U.S., Inc.

•	Loss (gain) on sale and disposal of equipment

Loss on sale of equipment was approximately $456,000 for the year ended December 31, 2012 and resulted primarily from the sale of imaging equipment for scrap value upon acquisition of upgraded equipment. Gain on sale of equipment was approximately $2.2 million for the year ended December 31, 2011 and was primarily related to the difference between the net book value of certain equipment damaged in a fire at one of our imaging facilities and insurance proceeds we received from claims filed on this damaged equipment.

•	Severance costs

During the year ended December 31, 2012, we recorded severance costs of $736,000 compared to $1.4 million recorded during the year ended December 31, 2011.  In each period, these costs were primarily associated with the integration of acquired operations.

Interest expense

Interest expense increased approximately $1.0 million, or 1.9%, to $53.8 million for the year ended December 31, 2012compared to $52.8 million for the year ended December 31, 2011. Interest expense for the year ended December 31, 2012 included $3.6 million of amortization of deferred financing costs and discount on issuance of debt as well as $918,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date we established our credit facilities. Interest expense for the year ended December 31, 2011 included $3.2 million of amortization of deferred financing costs and discount on issuance of debt as well as $1.2 million of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010. See “Liquidity and Capital Resources” below for more details on our credit facilities. Excluding these adjustments to interest expense for each period, interest expense increased approximately $900,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to interest expense on the additional borrowings.

Gain on de-consolidation of joint venture

On July 1, 2012, we completed the sale of a 41% portion of our ownership interest of one of our consolidated joint ventures to our existing partner in that joint venture for $1.8 million.  After the sale, we retained a 49% ownership interest in this joint venture. As a result of this transaction we no longer include the financials of this joint venture in our consolidated financial statements and we recorded the fair value of our remaining interest as an investment in non-consolidated joint venture accounted for under the equity method.  We recorded a gain on de-consolidation of a joint venture of approximately $2.8 million with respect to this transaction. Approximately $1.4 million of this gain is related to the re-measurement to current fair value of our remaining 49% interest, using a market based valuation approach. The main input used in our valuation model was the $1.8 million sale price of a 41% interest.

Other income

For the year ended December 31, 2012 we recorded approximately $3.7 million of other income primarily consisting of approximately $5.1 million of fair value adjustments on our interest rate swaps and an $810,000 bargain purchase gain related to our November 9, 2012 acquisition of Pueblo Radiology (see “Recent Developments and Facility Acquisitions” above), offset by the write-off of approximately $2.2 million of other non-operating receivables. For the year ended December 31, 2011 we recorded approximately $5.1 million of other income primarily related to fair value adjustments on our interest rate swaps.

Income tax benefit / expense

For the year ended December 31, 2012, we recorded a benefit from income taxes of approximately $59.9 million primarily related to reversing the valuation allowance against our deferred tax assets (see Note 11 to our consolidated financial statements for more details). For the year ended December 31, 2011, we recorded $820,000 for state income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures increased $1.3 million, or 24.0% to $6.5 million for the year ended December 31, 2012 compared to $5.2 million for the year ended December 31, 2011. This increase primarily related to an increase in procedure volumes at these joint venture imaging centers.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Service Fee Revenue

Service fee revenue for the year ended December 31, 2011 was $607.5 million compared to $540.7 million for the year ended December 31, 2010, an increase of $66.8 million, or 12.4%.

Service fee revenue, including only those centers which were in operation throughout the full fiscal years of both 2011 and 2010, increased $3.3 million, or 0.7%. This 0.7% increase is primarily the result of increases in our procedure volumes. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2010. For the year ended December 31, 2011, net revenue from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $96.3 million. For the year ended December 31, 2010, net revenue from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $32.8 million.

Provision for Bad Debts

Provision for bad debts increased $300,000, or 1.4%, to $22.3 million, or 3.7% of net revenue, for the year ended December 31, 2011 compared to $22.0 million, or 4.1% of net revenue, for the year ended December 31, 2010.

Operating Expenses

Cost of operations for the year ended December 31, 2011 increased approximately $56.8 million, or 13.5%, from $421.0 million for the year ended December 31, 2010 to $477.8 million for the year ended December 31, 2011.  The following table sets forth our operating expenses for the years ended December 31, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010

Salaries and professional reading fees, excluding stock-based compensation	$264,465	$231,922
Stock-based compensation	3,110	3,718
Building and equipment rental	53,251	47,938
Medical supplies	34,014	30,413
Other operating expenses *	122,988	106,982
Cost of operations	477,828	420,973

Depreciation and amortization	57,481	53,997
Loss (gain) on sale and disposal of equipment	(2,240)	1,136
Severance costs	1,391	838
Total operating expenses	$534,460	$476,944

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

•	Stock-based compensation

Stock-based compensation decreased $608,000, or 16.4%, to $3.1 million for the year ended December 31, 2011 compared to $3.7 million for the year ended December 31, 2010.  The decrease is primarily due to a larger number of options granted during the first three quarters of 2010 that vested on the date of grant compared to the same period of 2011.

•	Building and equipment rental

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

•	Medical supplies

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

•	Depreciation and amortization expense

Depreciation and amortization expense increased $3.5 million, or 6.5%, to $57.5 million for the year ended December 31, 2011 when compared to the same period last year. The increase is primarily due to property and equipment additions for existing centers as well as newly acquired centers.

•	Loss (gain) on sale and disposal of equipment

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

Interest expense

Interest expense increased approximately $4.4 million, or 9.1%, to $52.8 million for the year ended December 31, 2011 compared to $48.4 million for the year ended December 31, 2010. Interest expense for the year ended December 31, 2011 included $3.2 million of amortization of deferred financing costs as well as $1.2 million of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. Interest expense for the year ended December 31, 2010 included $3.0 million of amortization of deferred financing costs as well as $917,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. See “Liquidity and Capital Resources” below for more details on our debt refinancing. Excluding these adjustments to interest expense for each period, interest expense increased $3.9 million. This increase was primarily due to interest expense on the additional borrowings under the debt refinancing completed April 6, 2010.

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

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures increased $272,000, or 5.5% to $5.2 million for the year ended December 31, 2011 compared to $4.9 million for the year ended December 31, 2010. The 5.5% increase is primarily due to an improvement in collection rates during the end 2010.

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

One non-GAAP measure we believe assists us is Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, each from continuing operations as adjusted to exclude losses or gains on the disposal of equipment, other income or loss, loss on debt extinguishments, bargain purchase gains, loss on de-consolidation of joint ventures and non-cash equity compensation.  Adjusted EBITDA includes equity earnings in unconsolidated operations and subtracts allocations of earnings to non-controlling interests in subsidiaries, and is adjusted for non-cash or extraordinary and one-time events taken place during the period.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income (loss), to Adjusted EBITDA for the years ended December 31, 2012, 2011, and 2010, respectively (in thousands):

	Years Ended
	December 31,
	2012	2011	2010

Net income (loss) attributable to RadNet, Inc. common stockholders	$64,517	$7,231	$(12,852)
Plus Benefit from (provision for) income taxes	(59,910)	820	576
Plus Other (income) expenses	(3,679)	(5,075)	505
Plus Interest expense	53,783	52,798	48,398
Plus Severence costs	736	1,391	838
Plus Loss (gain) on sale and disposal of equipment	456	(2,240)	1,136
Gain on de-consolidation of joint venture	(2,777)	–	–
Plus Loss on extinguishment of debt	–	–	9,871
Plus Depreciation and amortization	57,740	57,481	53,997
Plus Non-cash employee stock based compensation	2,736	3,110	3,718
Adjusted EBITDA	$113,602	$115,516	$106,187

Liquidity and Capital Resources

We had cash and cash equivalents of $362,000 and accounts receivable of $129.2 million at December 31, 2012, compared to cash of $2.5 million and accounts receivable of $128.4 million at December 31, 2011. We had a working capital balance of $37.3 million and $29.9 million at December 31, 2012 and 2011, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $64.5 million and $7.2 million, and a net loss of $12.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We also had a stockholders’ equity deficit of $2.0 million and $69.8 million at December 31, 2012 and 2011, respectively.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations.  In addition to operations, we require a significant amount of capital for the initial start-up and development of new diagnostic imaging facilities, the acquisition of additional facilities and new diagnostic imaging equipment.  Because our cash flows from operations have been insufficient to fund all of these capital requirements, we have depended on the availability of financing under credit arrangements with third parties.

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

On a continuing basis, we also consider various transactions to increase shareholder value and enhance our business results, including acquisitions, divestitures and joint ventures. These types of transactions may result in future cash proceeds or payments but the general timing, size or success of any acquisition, divestiture or joint venture effort and the related potential capital commitments cannot be predicted. We expect to fund any future acquisitions primarily with cash flow from operations and borrowings, including borrowing from amounts available under our senior secured credit facilities or through new equity or debt issuances.

We and our subsidiaries or affiliates may from time to time, in our or their sole discretion, continue to purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. However, we have no formal plan of doing so at this time.

Sources and Uses of Cash

Cash provided by operating activities was $75.3 million, $57.6 million and $66.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash used in investing activities was $87.2 million, $87.7 million and $101.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.  For the year ended December 31, 2012, we purchased property and equipment for approximately $44.5 million, acquired the assets and businesses of additional imaging facilities for approximately $45.6 million (see Note 4 to the consolidated financial statements of this annual report), and purchased additional equity interests in non-consolidated joint ventures of $2.8 million. Offsetting our cash used in investing activities was $2.3 million in proceeds from the sale of an acquired imaging center that was classified on our consolidated balance sheet at December 31, 2011 as an asset held for sale, $1.8 million of proceeds from the sale of joint venture interests, and $1.5 million of proceeds from the sale of imaging equipment.

Cash provided by financing activities was $9.7 million, $31.9 million and $25.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The cash provided by financing for the year ended December 31, 2012, was primarily due to our refinancing of our Credit Facilities originally entered into on April 6, 2010.

2010 Credit Agreements

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585.0 million.  As part of the debt refinancing plan, our wholly owned subsidiary, Radnet Management, Inc., issued and sold $200.0 million in 10 3/8% senior unsecured notes due 2018 (the “senior notes”). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture agreement dated April 6, 2010 (the “Indenture”), by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms. The exchange offer was completed on February 14, 2011.

In addition to the issuance of senior notes, Radnet Management entered into a Credit and Guaranty Agreement with a syndicate of lenders (the “Credit Agreement”), whereby Radnet Management obtained $385.0 million in senior secured first-lien bank financing, consisting of (i) a $285.0 million, six-year term loan facility and (ii) a $100.0 million, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “Credit Facilities”).

Radnet Management’s obligations under the Credit Agreement were unconditionally guaranteed by RadNet, Inc., all of Radnet Management’s current and future domestic subsidiaries as well as certain affiliates, including Beverly Radiology Medical Group III and its equity holders (Beverly Radiology Medical Group, Inc., BreastLink Medical Group, Inc. and ProNet Imaging Medical Group, Inc.). The Credit Facilities created by the  Credit Agreement were secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

2012 Refinancing

On October 10, 2012 we completed the refinancing of the Credit Facilities by entering into a new Credit and Guaranty Agreement with a syndicate of banks and other financial institutions (the “Refinance Agreement”). The total amount of refinancing was $451.25 million, consisting of (i) a $350 million senior secured term loan and (ii) a $101.25 million senior secured revolving credit facility. The obligations of Radnet Management, Inc. under the Refinance Agreement are guaranteed by RadNet, Inc. and all of Radnet Management’s current and future domestic subsidiaries and certain of our affiliates. The obligations under the Refinance Agreement, including the guarantees, are secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

The termination date for the $350 million term loan is the earliest to occur of (i) the sixth anniversary of the closing date (October 10, 2012), (ii) the date on which all of the term loans shall become due and payable in full under the Refinance Agreement whether by acceleration or otherwise and (iii) October 1, 2017 if our senior notes due 2018 have not been refinanced by such date. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) the fifth anniversary of the closing date, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Refinance Agreement, (iii) the date of the termination of the revolving credit facility pursuant to section 8.01 of the Refinance Agreement and (iv) October 1, 2017 if our senior notes due 2018 have not been refinanced by such date.

In connection with the refinancing of the Credit Facilities, Radnet Management used the net proceeds to repay in full its existing six year term loan facility for $277.9 million in principal amount outstanding, which would have matured on April 6, 2016, and its revolving credit facility for $59.8 million in principal amount outstanding, which would have matured on April 6, 2015.

At December 31, 2012, we had $200.0 million aggregate principal amount of senior notes outstanding, $349.13 million aggregate principal amount of senior secured term loan debt outstanding and $33.0 million aggregate principal amount outstanding under the revolving credit facility.

Refinance Agreement

On October 10, 2012, we used the proceeds under the Refinance Agreement to refinance the indebtedness under the Credit Agreement. Under the Refinance Agreement, we obtained $451.25 million in senior secured financing, consisting of a $350 million, six-year term loan facility and a $101.25 million, five-year revolving credit facility.

Interest. The Refinance Agreement bears interest through maturity at a rate determined by adding the applicable margin to either (a) the Base Rate, which is defined in the Refinance Agreement as the highest of (i) the prime rate quoted in the Wall Street Journal, (ii) the rate which is 0.5% in excess of the federal funds rate, (iii) (with respect to term loans only) 2.25% and (iv) 1.00% in excess of the one-month Adjusted Eurodollar Rate at such time, or (b) the Adjusted Eurodollar Rate, which is defined in the Refinance Agreement as the higher of (i) the London interbank offered rate, adjusted for statutory reserve requirements, for the respective interest period, as determined by the administrative agent and (ii) (with respect to term loans only) 1.25%.  As used in the Refinance Agreement, applicable margin means (i) (a) with respect to term loans that are Eurodollar Rate Loans, 4.25% per annum and (b) with respect to term loans that are Base Rate Loans, 3.25% per annum; and (ii) (a) with respect to revolving loans that are Eurodollar Rate Loans, 4.25% per annum and (b) with respect to revolving loans and swing line loans that are Base Rate Loans, 3.25% per annum.

Payments. Commencing on December 31, 2012 we began making quarterly amortization payments on the term loan facility under the Refinance Agreement, each in the amount of $875,000, with the remaining principal balance paid at maturity.  Under the Refinance Agreement, we are also required to make mandatory prepayments, subject to specified exceptions, from consolidated excess cash flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, and (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the Refinance Agreement).

Guarantees and Collateral. The obligations under the Refinance Agreement are guaranteed by us, all of our current and future domestic subsidiaries and certain of our affiliates. The obligations under the Refinance Agreement and the guarantees are secured by a perfected first priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain customary covenants, the Refinance Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The Refinance Agreement contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain customary events of default, events of default under the Refinance Agreement include failure to pay principal or interest when due, a material breach of any representation or warranty contained in the loan documents, covenant defaults, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Refinance Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

Senior Notes

On April 6, 2010, we issued $200 million in aggregate amount of unsecured senior notes which have a coupon of 10.375% and were issued at a price of 98.680%. The senior notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries. The senior notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. We pay interest on the senior notes on April 1 and October 1, commencing October 1, 2010, and they will expire on April 1, 2018. The senior notes are governed under the Indenture. Under the terms of the indenture, we agreed to file a registration statement with the SEC relating to an offer to exchange the senior notes for registered publicly tradable notes that have substantially identical terms as the senior notes. On August 30, 2010, we filed a registration statement on Form S-4 with the SEC relating to the offer to exchange the senior notes. On January 13, 2011, our registration statement was declared effective by the SEC. On February 14, 2011, we completed an exchange offer whereby all senior notes were exchanged for registered publicly tradable notes.

Ranking. The senior notes and the guarantees:

•	rank equally in right of payment with any existing and future unsecured senior indebtedness of the guarantors;
•	rank senior in right of payment to all existing and future subordinated indebtedness of the guarantors;
•	are effectively subordinated in right of payment to any secured indebtedness of the guarantors (including indebtedness under the Refinance Agreement) to the extent of the value of the assets securing such indebtedness; and
•	are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that is not a guarantor of the senior notes.

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture. As of December 31, 2012, we were in compliance with all covenants.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Notes payable (1)	$47,225	$44,873	$45,596	$45,405	$77,580	$555,783	$816,462
Capital leases (2)	4,232	2,553	734	532	185	–	8,236
Operating leases (3)	54,571	45,975	38,949	30,668	21,131	50,465	241,759
Total	$106,028	$93,401	$85,279	$76,605	$98,896	$606,248	$1,066,457

(1) Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2012.

(2) Includes interest component of capital lease obligations.

(3) Includes all operating leases through the end of their lease term.

We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under this agreement, we are committed to minimum payments of approximately $23.0 million per year through 2016.

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

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010

Commercial Insurance/Managed Care Capitation	$447,226	$412,791	$373,520
Medicare	134,426	118,109	113,891
Medicaid	21,974	19,488	17,812
Workers' Compensation/Personal Injury	29,083	25,393	23,210
Other	40,348	31,679	12,219
Service fee revenue, net of contractual allowances and discounts	673,057	607,460	540,652

Provision for bad debts	(25,904)	(22,339)	(21,995)
Net service fee revenue	$647,153	$585,121	$518,657

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

Provision for Bad Debts

Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service. We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us by patients with insurance. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2012 and 2011 were $16.7 million and $15.7 million, respectively.

Depreciation and Amortization of Long-Lived Assets

We depreciate our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets useful lives or the lease term of the facility for which these assets are associated.

Deferred Tax Assets

We evaluate the realizability of the net deferred tax assets and assess the valuation allowance periodically.  If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required.  For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Long-Lived Assets

Goodwill at December 31, 2012 totaled $193.9 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2012.  Based on our test, we noted no impairment related to goodwill as of October 1, 2012 as the estimated fair value of each reporting unit exceeded its carrying value by no less than 38%. Our largest reporting unit, which is our California Operations, has goodwill of $67.5 million and an estimated fair value in excess of carrying value of 43% as of October 1, 2012. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2012.

Recent Accounting Standards

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

On January 1, 2012, we adopted ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. Additional disclosures relating to sources of patient revenue and the allowance for doubtful accounts related to patient accounts receivable are also required. Such additional disclosures are included in Note 2 of our consolidated financial statements. The adoption of this ASU had no impact on our financial condition, results of operations or cash flows, although it did change our financial statement presentation.

On January 1, 2012, we adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, simplifying how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This qualitative assessment was not performed as of December 31, 2012.

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment.  The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.  This guidance will be effective for the Company in 2013, but early adoption is permitted.  Adoption of this standard will not have a material impact on our results of operations, cash flows, or financial position.

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This guidance will be effective for the Company in 2013.  Adoption of this standard, which is related to disclosure only, will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

After the completion of the acquisition of Image Medical Corporation, the parent of eRAD, Inc. on October 1, 2010, we maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical 1% increase in the rate of exchange of foreign currencies against the dollar for 2012 would have resulted in an increase of approximately $10,000 in our operating expenses for the year.

Interest Rate Sensitivity.   Radnet Inc. pays interest on various types of debt instruments to its suppliers, investors and lending institutions.  The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates include leases on equipment and interest due on our $200 million outstanding senior notes.  Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either LIBOR or prime rates of interest.  Under the Refinance Agreement’s LIBOR election facility, borrowed funds bear a 1.25% floor or 6 month LIBOR plus an applicable margin of 4.25%.  At December 31, 2012, we had $348.3 million outstanding subject to a LIBOR election.  As the LIBOR floor exceeds the current spot rate of 6 month LIBOR, the spot rate would have to increase more than 74 basis points before an additional interest expense would be accrued.  An increase of 174 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and a resultant $3.5 million of additional interest expense.  At December 31, 2012, an additional $33.9 million was tied to the prime rate.  A hypothetical 1% increase in the prime rate for 2012 would have resulted in an increase of approximately $339,000 in interest expense for the year ended December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 51.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the “Company” or “RadNet”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity deficit, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 18, 2013

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	December 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$362	$2,455
Accounts receivable, net	129,194	128,432
Asset held for sale	–	2,300
Current portion of deferred tax assets	7,607	–
Prepaid expenses and other current assets	18,737	19,140
Total current assets	155,900	152,327
PROPERTY AND EQUIPMENT, NET	216,560	215,527
OTHER ASSETS
Goodwill	193,871	159,507
Other intangible assets	51,674	53,105
Deferred financing costs	11,977	13,490
Investment in joint ventures	28,598	22,326
Deferred tax assets, net of current portion	52,790	–
Deposits and other	3,749	2,906
Total assets	$715,119	$619,188
LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$105,929	$103,101
Due to affiliates	1,602	3,762
Deferred revenue	1,273	1,076
Current portion of notes payable	4,703	6,608
Current portion of deferred rent	1,164	999
Current portion of obligations under capital leases	3,942	6,834
Total current liabilities	118,613	122,380
LONG-TERM LIABILITIES
Deferred rent, net of current portion	15,850	12,407
Deferred tax liabilities, net	–	277
Line of credit	33,000	58,000
Notes payable, net of current portion	537,009	484,046
Obligations under capital lease, net of current portion	3,753	3,338
Other non-current liabilities	8,895	8,547
Total liabilities	717,120	688,995

STOCKHOLDERS' EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 38,540,482, and 37,426,460 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	4	4
Paid-in-capital	168,415	165,796
Accumulated other comprehensive income (loss)	39	(946)
Accumulated deficit	(171,093)	(235,610)
Total RadNet, Inc.'s stockholders' equity deficit	(2,635)	(70,756)
Noncontrolling interests	634	949
Total stockholders' equity deficit	(2,001)	(69,807)
Total liabilities and stockholders' equity deficit	$715,119	$619,188

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

	Years Ended December 31,
	2012	2011	2010
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	673,057	$607,460	$540,652
Provision for bad debts	(25,904)	(22,339)	(21,995)
Net service fee revenue	647,153	585,121	518,657

OPERATING EXPENSES
Cost of operations	542,993	477,828	420,973
Depreciation and amortization	57,740	57,481	53,997
Loss (gain) on sale and disposal of equipment	456	(2,240)	1,136
Severance costs	736	1,391	838
Total operating expenses	601,925	534,460	476,944

INCOME FROM OPERATIONS	45,228	50,661	41,713

OTHER INCOME AND EXPENSES
Interest expense	53,783	52,798	48,398
Loss on extinguishment of debt	–	–	9,871
Gain on de-consolidation of joint venture	(2,777)	–	–
Other (income) expenses	(3,679)	(5,075)	505
Total other expenses	47,327	47,723	58,774

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	(2,099)	2,938	(17,061)
Benefit from (provision for) income taxes	59,910	(820)	(576)
Equity in earnings of joint ventures	6,476	5,224	4,952

NET INCOME (LOSS)	64,287	7,342	(12,685)
Net (loss) income attributable to noncontrolling interests	(230)	111	167

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$64,517	$7,231	$(12,852)

BASIC NET INCOME (LOSS) PER SHARE
ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1.71	$0.19	$(0.35)

DILUTED NET INCOME (LOSS) PER SHARE
ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1.64	$0.19	$(0.35)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,751,170	37,367,736	36,853,477
Diluted	39,244,686	38,785,675	36,853,477

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$64,517	$7,231	$(12,852)
Foreign currency translation adjustments	67	(34)	6
Change in fair value of cash flow hedge	–	–	(1,472)
Reclassification of net cash flow hedge losses included in net income during the period	918	1,225	917
COMPREHENSIVE INCOME (LOSS)	65,502	8,422	(13,401)
Less comprehensive (loss) income attributible to non-controlling interests	(230)	111	167
COMPREHENSIVE INCOME (LOSS) ATTRIBUTIBLE TO RADNET, INC. COMMON STOCKHOLDERS	$65,272	$8,533	$(13,234)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIT

(IN THOUSANDS EXCEPT SHARE DATA)

					Accumulated Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Radnet, Inc.’s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity Deficit	Interests	Equity Deficit
BALANCE - JANUARY 1, 2010	36,259,279	$4	$156,758	$(229,989)	$(1,588)	$(74,815)	$54	$(74,761)
Issuance of common stock to sellers of Truxtun Imaging	375,000	–	1,238	–	–	1,238	–	1,238
Issuance of common stock to sellers of Union Imaging	75,000	–	153	–	–	153	–	153
Issuance of warrant to sellers of Rutherford Imaging	–	–	306	–	–	306	–	306
Issuance of common stock upon exercise of options/warrants	514,196	–	271	–	–	271	–	271
Stock-based compensation	–	–	3,718	–	–	3,718	–	3,718
Non-controlling interests assumed from the acquisition of Progressive imaging	–	–	–	–	–	–	(33)	(33)
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(131)	(131)
Change in cumulative foreign currency translation adjustment	–	–	–	–	6	6	–	6
Change in fair value of cash flow hedge	–	–	–	–	(1,472)	(1,472)	–	(1,472)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	917	917	–	917
Net loss	–	–	–	(12,852)	–	(12,852)	167	(12,685)
BALANCE - DECEMBER 31, 2010	37,223,475	$4	$162,444	$(242,841)	$(2,137)	$(82,530)	$57	$(82,473)
Issuance of common stock upon exercise of options/warrants	202,985	–	242	–	–	242	–	242
Stock-based compensation	–	–	3,110	–	–	3,110	–	3,110
Noncontrolling interests assumed from Radar joint venture	–	–	–	–	–	–	961	961
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(154)	(154)
Purchase of non-controlling interests	–	–	–	–	–	–	(26)	(26)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(34)	(34)	–	(34)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	1,225	1,225	–	1,225
Net income	–	–	–	7,231	–	7,231	111	7,342
BALANCE - DECEMBER 31, 2011	37,426,460	$4	$165,796	$(235,610)	$(946)	$(70,756)	$949	$(69,807)

Issuance of common stock upon exercise of options/warrants	74,022	–	–	–	–	–	–	–
Stock-based compensation	–	–	2,736	–	–	2,736	–	2,736
Purchase of non-controlling interests	–	–	(117)	–	–	(117)	–	(117)
De-consolidation of joint venture	–	–	–	–	–	–	(14)	(14)
Issuance of restricted stock	1,040,000	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(71)	(71)
Change in cumulative foreign currency translation adjustment	–	–	–	–	67	67	–	67
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	918	918	–	918
Net income	–	–	–	64,517	–	64,517	(230)	64,287
BALANCE - DECEMBER 31, 2012	38,540,482	$4	$168,415	$(171,093)	$39	$(2,635)	$634	$(2,001)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$64,287	$7,342	$(12,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,740	57,481	53,997
Provision for bad debts	25,904	22,339	21,995
Equity in earnings of joint ventures	(6,476)	(5,224)	(4,952)
Distributions from joint ventures	6,477	4,993	7,639
Deferred rent amortization	3,608	2,282	1,848
Amortization of deferred financing cost	2,474	2,940	2,797
Amortization of bond and term loan discounts	1,163	244	164
Loss (gain) on sale and disposal of equipment	456	(2,240)	1,136
Gain on bargain purchase	(810)	–	–
Loss on extinguishment of debt	–	–	9,871
Gain on de-consolidation of joint venture	(2,777)	–	–
Amortization of cash flow hedge	918	1,225	917
Stock-based compensation	2,736	3,110	3,718
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(17,350)	(45,014)	(24,822)
Other current assets	3,565	(3,935)	(3,226)
Other assets	(60,975)	43	24
Deferred revenue	197	(492)	207
Accounts payable and accrued expenses	(5,868)	12,542	8,256
Net cash provided by operating activities	75,269	57,636	66,884

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(45,493)	(42,990)	(61,774)
Purchase of property and equipment	(44,448)	(42,720)	(40,293)
Proceeds from sale of equipment	1,549	325	685
Proceeds from insurance claims on damaged equipment	–	2,740	–
Proceeds from sale of imaging facilities	2,300	–	–
Proceeds from sale of joint venture interests	1,800
Purchase of equity interest in joint ventures	(2,756)	(5,094)	–
Net cash used in investing activities	(87,048)	(87,739)	(101,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(22,223)	(18,756)	(21,463)
Proceeds from borrowings upon refinancing	344,485	–	478,313
Repayment of debt	(277,875)	–	(412,000)
Deferred financing costs	(3,753)	(944)	(13,566)
Proceeds from, net of payments on, line of credit	(25,000)	58,000	–
Payments to counterparties of interest rate swaps, net of amounts received	(5,823)	(6,455)	(6,382)
Distributions to noncontrolling interests	(71)	(154)	(131)
Purchase of non-controlling interests	(117)	–	–
Proceeds from issuance of common stock upon exercise of options/warrants	–	242	271
Net cash provided by financing activities	9,623	31,933	25,042

EFFECT OF EXCHANGE RATE CHANGES ON CASH	63	(2)	(11)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,093)	1,828	(9,467)
CASH AND CASH EQUIVALENTS, beginning of period	2,455	627	10,094
CASH AND CASH EQUIVALENTS, end of period	$362	$2,455	$627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$47,806	$47,310	$40,352
Cash paid during the period for income taxes	$918	$514	$659

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $14.4 million, $9.3 million and $12.2 million during the years ended December 31, 2012, 2011 and 2010, respectively, that we had not paid for as of December 31, 2012, 2011 and 2010, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under “accounts payable, accrued expenses and other.”

As discussed in Note 10, we entered into interest rate swap modifications in the first quarter of 2009.  These modifications include a significant financing element and, as such, all cash inflows and outflows subsequent to the date of modification are presented as financing activities. Also, as a result of our debt refinancing completed on April 6, 2010, our interest rate swaps are no longer effective. Accordingly, all changes in their fair value after April 6, 2010, and through November 15, 2012, their maturity date, were recognized in earnings as other expense.

Detail of investing activity related to acquisitions can be found in Note 4.

RADNET, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

At December 31, 2012, we operated directly or indirectly through joint ventures, 246 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. Our operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 14.0% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.  RadNet provides non-medical, technical and administrative services to BRMG for which it receives a management fee, per the management agreement. Through the management agreement and our relationship with Dr. Berger, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG. Through our management agreement with BRMG we determine the annual budget of BRMG and make all physician employment decisions. BRMG has insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all of BRMG’s cash flows are transferred to us.

We have determined that BRMG is a variable interest entity, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of BRMG. BRMG recognized $53.4 million, $53.9 million and $51.5 million of revenue, net of management service fees to RadNet, for the years ended December 31, 2012, 2011 and 2010, respectively, and $53.4 million, $53.9 million and $51.5 million of operating expenses for the years ended December 31, 2012, 2011 and 2010, respectively. RadNet recognized $208.7 million, $196.7 million and $186.3 million of net revenues for the years ended December 31, 2012, 2011 and 2010, respectively, for management services provided to BRMG relating primarily to the technical portion of total billed revenue. The cash flows of BRMG are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2012 and 2011, we have included approximately $51.8 million and $49.1 million, respectively, of accounts receivable and approximately $6.3 million and $5.5 million, respectively, of accounts payable and accrued liabilities, related to BRMG.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The operating activities of subsidiaries are included in the accompanying consolidated financial statements from the date of acquisition. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All intercompany transactions and balances, including the unsettled amount of intercompany transactions with our equity method investees, have been eliminated in consolidation.

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

RECLASSIFICATION – Certain reclassifications have been made to the December 31, 2011 and 2010 consolidated financial statements and accompanying notes to conform to the December 31, 2012 presentation. We have adjusted the prior year’s presentation as a result of the adoption of ASU 2011-07, Health Care Entities (Topic 954). In connection with this adjustment, we identified certain mechanical errors in our historical calculation of the provision for bad debts, resulting in the gross up of the provision for bad debts and revenues by $12.3 million and $11.2 million for the years ended December 31, 2011 and 2010, respectively. The error has been corrected in these financial statements and upon adoption of the new guidance, resulted in no impact to net service fee revenue.

REVENUES - Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG. As it relates to non-BRMG centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010

Commercial Insurance/Managed Care Capitation	$447,226	$412,791	$373,520
Medicare	134,426	118,109	113,891
Medicaid	21,974	19,488	17,812
Workers’ Compensation/Personal Injury	29,083	25,393	23,210
Other	40,348	31,679	12,219
Service fee revenue, net of contractual allowances and discounts	673,057	607,460	540,652

Provision for bad debts	(25,904)	(22,339)	(21,995)
Net service fee revenue	$647,153	$585,121	$518,657

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

PROVISION FOR BAD DEBTS - Although outcomes vary, our policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service. We provide for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period, and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us by patients with insurance. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2012 and 2011 were $16.7 million and $15.7 million, respectively.

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

We recognize revenue for four units of accounting, hardware, software, installation (including manufacturing and configuration, training, implementation and project management) and post-contract support (“PCS”), as follows:

•	Hardware – Revenue is recognized when the hardware is shipped. The hardware qualifies as a separate unit of accounting under ASC 605-25-25-5, as it meets the following criteria:
o	The hardware has standalone value as it is sold separately by other vendors and the customer could resell the hardware on a standalone basis; and

o	Delivery or performance of the undelivered items is probable and substantially within our control.
•	Software – We sell essential software. This software revenue is recognized along with the related hardware revenue.

•	Installation – Installation revenue related to essential software that is sold with hardware, is recognized when the installation is completed, as it qualifies as a separate unit of accounting once delivered as it can be provided by a third party.

•	Post-Contract Support – Revenue is recognized over the term of the agreement, usually one year.

Our transactions do not generally contain refund provisions.   We allocate the transaction price to each unit of accounting using relative selling price.  We consider historical pricing, list price and market considerations in determining estimated selling price in the allocation.

For the years ended December 31, 2012, 2011 and 2010, we recorded approximately $4.9 million, $4.8 million and $998,000, respectively, in revenue related to our eRAD business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2012 we had a deferred revenue liability of approximately $1.3 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS - Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established, at which time such costs are capitalized, subject to expected recoverability.

We utilize a variety of computerized information systems in the day to day operation of our 246 diagnostic imaging facilities. One such system is our front desk patient tracking system or Radiology Information System (“RIS”). We currently utilize third party RIS software solutions and pay monthly fees to outside third party software vendors for the use of this software. We intend to develop our own RIS solution from the ground up through our wholly owned subsidiary, Radnet Management Information Systems (“RMIS”). Beginning August 1, 2010, RMIS directly employs a team of software development engineers to develop from the ground up a RIS system specifically tailored for RadNet, Inc. and the operation of our 246 imaging centers.

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

As of December 31, 2012 and 2011 we capitalized approximately $3.4 million and $2.6 million, respectively, in costs associated with the development of our RIS system to a construction in progress account which is a component of our total Property and Equipment at December 31, 2012 and 2011.

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

GOODWILL - Goodwill at December 31, 2012 totaled $193.9 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2012. Based on our test, we noted no impairment related to goodwill as of October 1, 2012 as the estimated fair value of each reporting unit exceeded its carrying value by no less than 38%. Our largest reporting unit, which is our California Operations, has goodwill of $67.5 million and an estimated fair value in excess of carrying value of 43% as of October 1, 2012. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2012.

INCOME TAXES - Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. Income taxes are further explained in Note 11.

UNINSURED RISKS – Prior to November 1, 2006 we maintained a self-insured workers’ compensation insurance program for which our third party administrator over this program continues to make payments on behalf of the Company for claims incurred from November 1, 2004 through October 31, 2006.  We are required to maintain a cash collateral account with this administrator as guarantee of our submission of full reimbursement of claims paid on our behalf.  We record this collateral deposit as restricted cash and include it as other assets in our consolidated balance sheet which amounted to approximately $529,000 as of both December 31, 2012 and 2011.

With respect to the above-mentioned claims incurred from November 1, 2004 through October 31, 2006, the estimated future cash obligation associated with the unpaid portion of those claims that remain open but have not yet been resolved is recorded to accrued expenses in our consolidated balance sheet. This current liability is determined by the administrator’s estimate of loss development of open claims and was approximately $188,000 and $225,000 at December 31, 2012 and 2011, respectively.

For the two years from November 1, 2006 through October 31, 2008, we pre-funded our anticipated workers’ compensation claims’ losses through a third party administrator.  As of December 31, 2012, we anticipate that the loss development on the claims for the latter of these two years will exceed what has already been paid and expensed. Accordingly, we have recorded a reserve of $200,000 for estimated costs exceeding the actuary’s original estimate on open claims from this period which we recorded to accrued expenses in our consolidated balance sheet at December 31, 2012.

On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits.  The policy has a deductible for which we have recorded liabilities and included it in our consolidated balance sheets at December 31, 2012 and December 31, 2011 of approximately $457,000 and $304,000, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires.  As of December 31, 2012, this policy remains in effect.

On January 1, 2008 we entered into an arrangement with Blue Shield to administer and process claims under a new self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2012 and December 31, 2011 of $2.8 million and $2.6 million, respectively, for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $200,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses.  Anticipated future revenue is compared to anticipated costs.  If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded.  In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue.  As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements.  As of December 31, 2012 and 2011, the remaining accrual balance is $6.8 million, and $7.2 million, respectively. In addition, we have certain operating lease commitments for facilities that are not in use. Accordingly, we have recorded a loss contract accrual related to the remaining payments under these lease commitments. As of December 31, 2012 and 2011, the remaining loss contract accrual for these leases is $3.3 million and $2.1 million, respectively.

EQUITY BASED COMPENSATION – We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of December 31, 2012, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

The compensation expense recognized for all equity-based awards is net of estimated forfeitures and is recognized over the awards’ service periods. Equity-based compensation is classified in operating expenses within the same line item as the majority of the cash compensation paid to employees.

FOREIGN CURRENCY TRANSLATION - The functional currency of our foreign subsidiaries is the local currency. In accordance with ASC 830, Foreign Currency Matters, assets and liabilities denominated in foreign currencies are translated using the exchange rate at the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the reporting period. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net income.

COMPREHENSIVE INCOME (LOSS)- ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components.  Unrealized gains or losses on the change in fair value of the Company’s cash flow hedging activities are included in comprehensive income (loss). Also included are foreign currency translation adjustments. The components of comprehensive income (loss) for the three years in the period ended December 31, 2012 are included in the consolidated statements of comprehensive income (loss).

FAIR VALUE MEASUREMENTS – Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of inputs used to determine fair value. Accordingly, assets and liabilities carried at, or permitted to be carried at, fair value are classified within the fair value hierarchy in one of the following categories based on the lowest level input that is significant to a fair value measurement:

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

The estimated fair value of these swaps, which are discussed in Note 10, was determined using Level 2 inputs.  More specifically, the fair value was determined by calculating the value of the difference between the fixed interest rate of the interest rate swaps and the counterparty’s forward LIBOR curve.  The forward LIBOR curve is readily available in the public markets or can be derived from information available in the public markets.

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior Secured Term Loan	$–	$352,180	$–	$352,180	$349,125
Senior Notes	–	204,500	–	204,500	200,000

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Carrying Value
Senior Secured Term Loan	$–	$264,600	$–	$264,600	$280,000
Senior Notes	–	180,000	–	180,000	200,000

The carrying value of our line of credit at December 31, 2012 and 2011 of $33.0 million and $58.0 million, respectively, approximated its fair value.

The estimated fair value of our long-term debt, which is discussed in Note 8, was determined using Level 2 inputs primarily related to comparable market prices.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Years Ended December 31,
	2012	2011	2010

Net income (loss) attributable to RadNet, Inc.'s common stockholders	$64,517	$7,231	$(12,852)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	37,751,170	37,367,736	36,853,477
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$1.71	$0.19	$(0.35)
DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	37,751,170	37,367,736	36,853,477
Add nonvested restricted stock subject only to service vesting	533,014	–	–
Add additional shares issuable upon exercise of stock options and warrants	960,502	1,417,939	–
Weighted average number of common shares used in calculating diluted net income (loss) per share	39,244,686	38,785,675	36,853,477
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$1.64	$0.19	$(0.35)

For the year ended December 31, 2010 we excluded all options and warrants in the calculation of diluted earnings per share because their effect would be antidilutive.

INVESTMENT IN JOINT VENTURES – We have nine unconsolidated joint ventures with ownership interests ranging from 31% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers.  Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture.  Our investment in these joint ventures is accounted for under the equity method. We evaluate our investment in joint ventures for impairment whenever indicators of impairment exist. No indicators of impairment exist as of December 31, 2012. Investment in joint ventures increased approximately $6.3 million to $28.6 million at December 31, 2012 compared to $22.3 million at December 31, 2011.  This increase is summarized as follows (in thousands):

Investment in joint ventures at December 31, 2011	$22,326
Fair value of remaining interest in de-consolidated joint venture (see Note 2)	1,936
Initial investment in joint venture imaging center located in Cedar Knolls, New Jersey (see Note 2)	1,836
Additional investment in an existing joint venture imaging center	920
Final purchase accounting adjustment to the fair value of joint venture interests acquired with our acquisition of Raven Holdings (see Note 2)	933
Fair value of joint venture interests acquired through our acquisition of
Lenox Hill Radiology (see Note 2)	648
Equity in earnings of joint ventures for the year ended December 31, 2012	6,476
Distributions from joint ventures received during the year ended December 31, 2012	(6,477)
Investment in joint ventures at December 31, 2012	$28,598

We received management service fees from the centers underlying these joint ventures of approximately $8.5 million, $6.8 million and $6.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We offset the portion of the fees earned from our service revenue associated with our ownership with an increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of December 31, 2012 and 2011, respectively, and for the years ended December 31, 2012, 2011 and 2010, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2012	2011
Current assets	$17,026	$16,869
Noncurrent assets	49,163	41,928
Current liabilities	(7,419)	(9,575)
Noncurrent liabilities	(8,997)	(9,370)
Total net assets	$49,773	$39,852
Book value of RadNet joint venture interests	$24,712	$18,566
Cost in excess of book value of acquired joint venture interests	3,511	3,511
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	375	249
Total value of Radnet joint venture interests	$28,598	$22,326
Total book value of other joint venture partner interests	$25,061	$21,286

Income statement data for the years ended December 31,	2012	2011	2010
Net revenue	$85,036	$76,076	$76,937
Net income	$14,031	$11,655	$12,639

NOTE 3 – RECENT ACCOUNTING STANDARDS

On January 1, 2012, we adopted ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which updates existing guidance on comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of our Consolidated Statements of Equity Deficit and Comprehensive Income (Loss), which was our previous presentation. It requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach which we have adopted, the first statement presents total net income and its components followed consecutively by a second statement that presents total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The adoption of this pronouncement did not have any effect on our financial condition or results of operations, though it did change our financial statement presentation.

On January 1, 2012, we adopted ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. Additional disclosures relating to sources of patient revenue and the allowance for doubtful accounts related to patient accounts receivable are also required. Such additional disclosures are included in Note 2. The adoption of this ASU had no impact on our financial condition, results of operations or cash flows, although it did change our financial statement presentation.

On January 1, 2012, we adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, simplifying how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This qualitative assessment was not performed as of December 31, 2012.

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment.  The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.  This guidance will be effective for the Company in 2013, but early adoption is permitted.  Adoption of this standard will not have a material impact on our results of operations, cash flows, or financial position.

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This guidance will be effective for the Company in 2013.  Adoption of this standard, which is related to disclosure only, will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 4 – FACILITY ACQUISITIONS

On December 31, 2012, we completed our acquisition of Lenox Hill Radiology, consisting of three multi-modality imaging centers as well as three additional x-Ray facilities all located in Manhattan, New York. We also acquired in this transaction a 31.5% interest in a joint venture multi-modality imaging center in Manhattan, New York and an option to purchase a 50% interest in a multi-modality imaging center located in Brooklyn, New York for $1.00. The purchase price consisted of approximately $29.0 million in cash. We have made a preliminary fair value determination of the acquired assets and assumed liabilities and approximately $4.5 million of working capital, $7.2 million of fixed assets, $648,000 of joint venture interests, $2.5 million in a $1.00 joint venture purchase option, $100,000 of intangible assets $15.7 million of goodwill and the assumption of approximately $400,000 of other liabilities and $1.3 million of capital lease debt was recorded with respect to this transaction. Our preliminary fair value determination will be made final with the help of an outside valuation expert which we expect to have completed by the end of our first quarter of 2013.

On December 3, 2012, we completed our acquisition of a multi-modality imaging center, Clinical Radiologists Medical Imaging located in Silver Spring, Maryland, for $2.8 million in cash. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $65,000 of working capital, $1.8 million of fixed assets, $71,000 of other assets,$1.8 million of goodwill and the assumption of approximately $938,000 of capital lease debt was recorded with respect to this transaction.

On November 5, 2012, we completed our acquisition of a multi-modality imaging center, Vanowen Radiology located in Van Nuys, California, for cash consideration of $550,000. We have made a fair value determination of the acquired assets and approximately $164,000 of fixed assets and $386,000 of goodwill was recorded with respect to this transaction.

On November 9, 2012, we completed our acquisition of a multi-modality imaging center, Pueblo Radiology located in Ventura, California, for cash consideration of $750,000. This center is located in an area of Ventura where we operate an existing center and compete directly with Pueblo Radiology. We plan on closing our existing center and serving this location from this acquired center. We have made a fair value determination of the acquired assets and approximately $1.6 million of fixed assets and no goodwill was recorded with respect to this transaction. In accordance with accounting standards, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We undertook such a reassessment, and as a result, have recorded a gain on bargain purchase of approximately $810,000, which is included in Other Income within our consolidated statement of income for the year ended December 31, 2012. We believe that the gain on bargain purchase resulted from various factors that impacted the sale.  The seller, a group of Radiologists some of whom own the building where the imaging center is based, were planning to close the imaging center, which was facing competition pressure from our existing RadNet center, and were facing possible expenses to renovate the building to make it available for a non-imaging center tenant. They saw the sale of these assets to RadNet and RadNet’s assumption of an operating lease for the building as a way to avoid costly renovation expense, get out of a location where they were competing directly with a RadNet center and immediately establish a rental revenue stream. We believe that the seller was willing to accept a bargain purchase price from us in return for our ability to enter into a long-term lease agreement for the facility and establish an immediate rental revenue stream with no investment on their part.

On October 1, 2012 we acquired a 100% controlling interest in one of our non-consolidated joint venture imaging centers in which we previously held a 50% non-consolidated equity investment. As a result of this transaction, we began consolidating this imaging center, recording all of its assets and liabilities at their fair value at October 1, 2012. We have made a fair value determination of the acquired assets and assumed liabilities and $2.1 million of fixed assets and $1.8 million of goodwill was recorded with respect to this transaction. We also assumed approximately $1.9 million of capital lease debt and $200,000 of other liabilities.

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

On July 23, 2012, we completed our acquisition of a multi-modality imaging center, Orthopedic Imaging Center, LLC. located in Redlands, California, for cash consideration of $700,000. We have made a fair value determination of the acquired assets and approximately $373,000 of fixed assets, $25,000 of other assets and $302,000 of goodwill was recorded with respect to this transaction.

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

On April 1, 2012, we completed our acquisition of West Coast Radiology, which consists of five multi-modality imaging centers in Orange County, California, for cash consideration of $8.1 million. The centers are located in Anaheim, Santa Ana/Tustin, Irvine and Mission Viejo/Laguna Niguel and operate a combination of MRI, CT, ultrasound, mammography, X-ray and other related modalities. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $715,000 of working capital, $3.1 million of fixed assets, $5.4 million of goodwill, $200,000 of intangible assets and the assumption of approximately $1.3 million of capital lease debt was recorded with respect to this transaction.

On February 29, 2012, we completed the acquisition of a multi-modality imaging center from TODIC, L.P. located in Camarillo, California for cash consideration of $350,000. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $425,000 of fixed assets and $86,000 of goodwill was recorded with respect to this transaction as well as the assumption of approximately $40,000 of accrued liabilities and approximately $121,000 of capital lease debt.

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

On November 7, 2011, we completed our acquisition of all outstanding equity interests in Raven Holdings U.S., Inc. (“RH”) from CML Healthcare, Inc. The acquisition of RH includes two operating subsidiaries, American Radiology Services (“ARS”) and The Imaging Institute (“TII”).  ARS operates 15 free-standing outpatient imaging facilities in Maryland (including two facilities held in joint ventures with hospital partners) and one facility in Delaware.  In addition to the imaging centers, ARS provides on-site staffing and professional interpretation services to five Maryland hospitals and teleradiology services to nine additional hospitals and radiology group customers.  TII operates five imaging facilities in the Cranston, Warwick and Providence local markets in Rhode Island.  Aggregate consideration for the purchase was approximately $40.4 million, consisting of approximately $28.2 million in cash and $9.0 million in a seller note. With the services of an external valuation expert, we have made a final fair value determination of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $2.3 million of assets held for sale, $22.8 million of fixed assets, which is approximately $8.1 million lower than our initial estimate, $1.9 million of investments in non-consolidated joint ventures, which is approximately $933,000 higher than our initial estimates, $2.2 million of intangible assets, $279,000 of other assets and $11.8 million of goodwill was recorded with respect to this transaction. We also assumed approximately $3.4 million of assumed equipment-related debt and $3.1 million of other liabilities relating to unfavorable lease contract reserves, which is approximately $2.2 million higher than our initial estimate. Along with our $8.1 million adjustment to the value of acquired fixed assets, we recorded catch-up reductions to depreciation of approximately $1.1 million for the period from November 7, 2011 through June 30, 2012 of which approximately $275,000 relates to the period from November 7 through December 31, 2011. Along with our adjustment to the value of other liabilities, we recorded catch-up reductions to rent expense of approximately $435,000 for the period of November 7, 2011 through June 30, 2012 of which approximately $142,000 relates to the period of November 7 through December 31, 2011.

On November 1, 2011, Image Medical Corporation, a consolidated subsidiary of the Company, acquired a 51% controlling interest in Radar Medical Systems, LLC, a Michigan limited liability company (“Radar”) for $1.1 million cash consideration. The technology acquired from Radar will enhance our existing PACS technology acquired through our acquisition of Image Medical. We have made a fair value determination of the assets acquired and liabilities assumed of this limited liability company. Approximately $1.1 million of working capital, $144,000 of intangible assets and $845,000 of goodwill was recorded with respect to this transaction. We also recorded $961,000 of non-controlling interests with respect to this transaction.

On September 1, 2011, BRMG completed its acquisition of Hematology-Oncology Medical Group located in Encino, California for cash consideration of approximately $1.4 million. BRMG has made a fair value determination of the assets acquired and liabilities assumed. Approximately $342,000 of accounts receivable and $1.0 million of goodwill was recorded with respect to this transaction.

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

On April 4, 2011, we completed our acquisition of five multi-modality imaging centers in Maryland from Diagnostic Health Corporation for an aggregate of $5.2 million in cash. The facilities located in the cities of Bowie, Chevy Chase, Frederick, Rockville and Waldorf operate a combination of MRI, CT, ultrasound, mammography, X-ray and other related modalities. We have made a fair value determination of the assets acquired and liabilities assumed. Approximately $25,000 of other current assets, $5.0 million of fixed assets and $2.0 million of goodwill was recorded with respect to this transaction. We also assumed approximately $1.8 million of capital lease debt and $102,000 of accrued liabilities.

On February 18, 2011, we completed our acquisition of Team Radiology, Inc. from Team Health, Inc. for approximately $243,000. A provider of teleradiology services, Team Radiology will complement our teleradiology operations acquired from Imaging on Call, LLC. We have made a fair value determination of the assets acquired and liabilities assumed and approximately $93,000 of other current assets, $126,000 of fixed assets and $24,000 of intangible assets related to the value of customer relationships and trade name was recorded with respect to this transaction.

On February 16, 2011, we acquired the diagnostic imaging practice of Stuart London, MD in Oakland, CA for $600,000. Upon acquisition, we relocated the practice to a nearby existing Oakland center. We have made a fair value determination of the assets acquired and liabilities assumed and have allocated the full purchase price of $600,000 to goodwill.

On January 3, 2011, we completed our acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York, for $5.5 million cash plus an earn-out of up to an additional $2.5 million. We have made a fair value determination of the assets acquired and liabilities assumed. Approximately $1.6 million of accounts receivable and other current assets, $785,000 of fixed assets, $850,000 of intangible assets related to the value of customer relationships and trade name, and $3.8 million of goodwill was recorded with respect to this transaction. We also assumed approximately $1.5 million of accrued liabilities of which approximately $790,000 related to our estimated fair value of the earn-out mentioned above. Upon termination of the earn-out period, we finalized our calculation of the required earn-out payment and received final approval and agreement from the seller in the amount of $452,000. The final calculation was based on actual revenue recorded during the first year of our operation of the business. Actual revenue was lower than our estimate due to certain contract cancelations which occurred subsequent to the acquisition date and could not have been forecasted for our acquisition date fair value determination. Accordingly, we recorded an adjustment of approximately $338,000 to our accrued liabilities and recognized this subsequent adjustment in earnings during the year ended December 31, 2011.

On December 31, 2010, we completed our acquisition of two imaging centers from Presgar Imaging and affiliated entities located in Brooklyn and Orchard Park, New York for cash consideration of $1.6 million. Highway Imaging in Brooklyn and Parkland Diagnostic in Orchard Park are both multimodality facilities, offering a combination of MRI, CT, PET/CT, ultrasound, mammography, bone density and X-ray. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.8 million of fixed assets, and $102,000 of goodwill was recorded with respect to this transaction. Also, we assumed approximately $700,000 of equipment notes and $610,000 of accrued expenses.

On October 1, 2010, we completed the acquisition of five medical imaging facilities located in Northern New Jersey and a 50% equity interest in a sixth center from Progressive Health, LLC and certain affiliates and related entities for an aggregate of $17.2 million in cash and a warrant to purchase our common stock, which had a fair value of approximately $306,000 on the day it was granted. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $800,000 of working capital, $3.3 million of fixed assets, $500,000 of other intangible assets, and $14.2 million of goodwill was recorded with respect to this transaction. We also assumed approximately $1.3 million of equipment lease debt.

On October 1, 2010, we completed our acquisition of Image Medical Corporation, the parent of eRAD, Inc., for approximately $8.5 million in cash and a $2.2 million promissory note to the former shareholders of eRAD. eRAD, Inc., headquartered in Greenville, South Carolina, has been a premier provider of Picture Archiving and Communications Systems (PACS) and related workflow solutions to the radiology industry since 1999.  We have made a fair value determination of the acquired assets and assumed liabilities and $291,000 of fixed assets, $2.1 million of other intangible assets, and $9.8 million of goodwill was recorded with respect to this transaction. We also assumed approximately $1.5 million of other liabilities primarily relating to an unearned revenue liability.

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

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2012 totaled $193.9 million. Goodwill is recorded as a result of business combinations.  Activity in goodwill for the years ended December 31, 2010, 2011 and 2012, is provided below (in thousands):

Balance as of January 1, 2010	106,502
Goodwill acquired through the acquisition of Union Imaging	3,748
Goodwill acquired through the acquisition of Anaheim Open MRI	305
Goodwill acquired through the acquisition of Truxtun Medical Group	10,652
Goodwill acquired through the acquisition of Sonix Medical Resources	884
Goodwill acquired through the acquisition of Health Diagnostics	977
Goodwill acquired through the acquisition of Image Medical Corporation	7,327
Goodwill acquired through the acquisition of Progressive Health	12,856
Goodwill acquired through the acquisition of two imaging centers from Presgar Imaging	102
Balance as of December 31, 2010	143,353
Goodwill acquired through the acquisition of Imaging On Call, LLC	3,799
Goodwill acquired through the acquisition of the imaging practice of Stuart London, MD	600
Goodwill acquired through the acquisition of certain imaging centers from Diagnostic Health Corp.	2,009
Goodwill acquired through the acquisition of Hematology-Oncology	1,016
Adjustments to our preliminary allocation of the purchase price of Image Medical Corp.	2,443
Adjustments to our preliminary allocation of the purchase price of Progressive Health	1,369
Adjustments to our preliminary allocation of the purchase price of Presgar Imaging	155
Goodwill acquired through the acquisition of our controlling interest in Radar, LLC	845
Goodwill acquired through the acquisition of Raven Holdings U.S., Inc.	3,918
Balance as of December 31, 2011	159,507
Goodwill acquired through the acquisition of Camarillo Imaging	86
Goodwill acquired through the acquisition of West Coast Radiology	5,395
Goodwill acquired through the acquisition of Advanced Medical Imaging of Stuart	923
Goodwill acquired through the acquisition of Orthopedic Imaging	302
Adjustments to our preliminary allocation of the purchase price of Raven Holdings U.S., Inc.	7,895
Goodwill acquired through the acquisition of our controlling interest in Upper Chesapeake Imaging	1,849
Goodwill acquired through the acquisition of Vanowen Radiology	386
Goodwill acquired through the acquisition of Clinical Radiologists Medical Imaging	1,838
Goodwill acquired through the acquisition of Lenox Hill Radiology	15,690
Balance as of December 31, 2012	$193,871

The amount of goodwill from these acquisitions that is deductible for tax purposes is $ 115.5 million.

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at a cost of $57.5 million less accumulated amortization of $14.2 million at December 31, 2012.  Also included in other intangible assets is the value of covenant not to compete contracts associated with our recent facility acquisitions totaling $4.6 million less accumulated amortization of $3.7 million, as well as the value of trade names associated with acquired imaging facilities totaling $7.7 million less accumulated amortization of $1.4 million.   Also in connection with our purchase of eRAD and included in other intangible assets is the value of eRAD’s developed technology and its customer relationships. Amortization expense for the year ended December 31, 2012, 2011 and 2010 was $3.5 million, $3.5 million and $3.5 million, respectively.  Intangible assets are amortized using the straight-line method.  Management service agreements are amortized over 25 years using the straight line method. Developed technology and customer relationships are amortized over 5 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total		Weighted average amortization period remaining in years
Management service contracts	$2,300	$2,300	$2,300	$2,300	$2,300	$31,814	$43,314		18.8
Covenant not to compete contracts	344	274	160	93	30	10	911		2.5
Customer relationships	196	197	184	1	–	–	578		2.9
Developed technology and in-process R&D	188	189	149	24	–	–	550		3.0
Trade Names	113	–	–	–	–	–	6,321	*	0.8
Total Annual Amortization	$3,141	$2,960	$2,793	$2,418	$2,330	$31,824	$51,674

 * Includes approximately $6.2 million of trade name intangibles that have an indefinite life.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2012	2011
Land	$250	$250
Medical equipment	293,169	278,345
Computer and Office equipment, furniture and fixtures	80,270	65,280
Software development costs	3,376	2,626
Leasehold improvements	172,914	155,003
Equipment under capital lease	32,091	28,926
	582,070	530,430
Accumulated depreciation and amortization	(365,510)	(314,903)
	$216,560	$215,527

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2012, 2011 and 2010 was $54.2 million, $54.0 million and $50.5 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2012	2011

Accounts payable	$39,177	$29,984
Accrued expenses	35,718	41,226
Accrued payroll and vacation	23,277	21,212
Accrued professional fees	7,757	10,679
Total	$105,929	$103,101

NOTE 8 - NOTES PAYABLE, LINE OF CREDIT AND CAPITAL LEASES

2010 Credit Agreements

On April 6, 2010, we completed a series of transactions which we refer to as our "debt refinancing plan" for an aggregate of $585.0 million.  As part of the debt refinancing plan, our wholly owned subsidiary, Radnet Management, Inc., issued and sold $200.0 million in 10 3/8% senior unsecured notes due 2018 (the “senior notes”). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture agreement dated April 6, 2010 (the “Indenture”), by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act.  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms. The exchange offer was completed on February 14, 2011.

In addition to the issuance of senior notes, Radnet Management entered into a Credit and Guaranty Agreement with a syndicate of lenders (the “Credit Agreement”), whereby Radnet Management obtained $385.0 million in senior secured first-lien bank financing, consisting of (i) a $285.0 million, six-year term loan facility and (ii) a $100.0 million, five-year revolving credit facility, including a swing line subfacility and a letter of credit subfacility (collectively, the “Credit Facilities”).

Radnet Management’s obligations under the Credit Agreement were unconditionally guaranteed by RadNet, Inc., all of Radnet Management’s current and future domestic subsidiaries as well as certain affiliates, including Beverly Radiology Medical Group III and its equity holders (Beverly Radiology Medical Group, Inc., BreastLink Medical Group, Inc. and ProNet Imaging Medical Group, Inc.). The Credit Facilities created by the  Credit Agreement were secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

2012 Refinancing

On October 10, 2012 we completed the refinancing of the Credit Facilities by entering into a new Credit and Guaranty Agreement with a syndicate of banks and other financial institutions (the “Refinance Agreement”). The total amount of refinancing was $451.25 million, consisting of (i) a $350 million senior secured term loan and (ii) a $101.25 million senior secured revolving credit facility. The obligations of Radnet Management, Inc. under the Refinance Agreement are guaranteed by RadNet, Inc. and all of Radnet Management’s current and future domestic subsidiaries and certain of our affiliates. The obligations under the Refinance Agreement, including the guarantees, are secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

The termination date for the $350 million term loan is the earliest to occur of (i) the sixth anniversary of the closing date (October 10, 2012), (ii) the date on which all of the term loans shall become due and payable in full under the Refinance Agreement whether by acceleration or otherwise and (iii) October 1, 2017 if our senior notes due 2018 have not been refinanced by such date. The termination date for the $101.25 million revolving credit facility is the earliest to occur of (i) the fifth anniversary of the closing date, (ii) the date the revolving credit facility is permanently reduced to zero pursuant to section 2.13(b) of the Refinance Agreement, (iii) the date of the termination of the revolving credit facility pursuant to section 8.01 of the Refinance Agreement and (iv) October 1, 2017 if our senior notes due 2018 have not been refinanced by such date.

In connection with the refinancing of the Credit Facilities, Radnet Management used the net proceeds to repay in full its existing six year term loan facility for $277.9 million in principal amount outstanding, which would have matured on April 6, 2016, and its revolving credit facility for $59.8 million in principal amount outstanding, which would have matured on April 6, 2015.

At December 31, 2012, we had $200.0 million aggregate principal amount of senior notes outstanding, $349.13 million aggregate principal amount of senior secured term loan debt outstanding and $33.0 million aggregate principal amount outstanding under the revolving credit facility.

Refinance Agreement

On October 10, 2012, we used the proceeds under the Refinance Agreement to refinance the indebtedness under the Credit Agreement. Under the Refinance Agreement, we obtained $451.25 million in senior secured financing, consisting of a $350 million, six-year term loan facility and a $101.25 million, five-year revolving credit facility.

Interest. The Refinance Agreement bears interest through maturity at a rate determined by adding the applicable margin to either (a) the Base Rate, which is defined in the Refinance Agreement as the highest of (i) the prime rate quoted in the Wall Street Journal, (ii) the rate which is 0.5% in excess of the federal funds rate, (iii) (with respect to term loans only) 2.25% and (iv) 1.00% in excess of the one-month Adjusted Eurodollar Rate at such time, or (b) the Adjusted Eurodollar Rate, which is defined in the Refinance Agreement as the higher of (i) the London interbank offered rate, adjusted for statutory reserve requirements, for the respective interest period, as determined by the administrative agent and (ii) (with respect to term loans only) 1.25%.  As used in the Refinance Agreement, applicable margin means (i) (a) with respect to term loans that are Eurodollar Rate Loans, 4.25% per annum and (b) with respect to term loans that are Base Rate Loans, 3.25% per annum; and (ii) (a) with respect to revolving loans that are Eurodollar Rate Loans, 4.25% per annum and (b) with respect to revolving loans and swing line loans that are Base Rate Loans, 3.25% per annum.

Payments. Commencing on December 31, 2012 we began making quarterly amortization payments on the term loan facility under the Refinance Agreement, each in the amount of $875,000, with the remaining principal balance paid at maturity.  Under the Refinance Agreement, we are also required to make mandatory prepayments, subject to specified exceptions, from consolidated excess cash flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, and (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the Refinance Agreement).

Guarantees and Collateral. The obligations under the Refinance Agreement are guaranteed by us, all of our current and future domestic subsidiaries and certain of our affiliates. The obligations under the Refinance Agreement and the guarantees are secured by a perfected first priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

Restrictive Covenants. In addition to certain customary covenants, the Refinance Agreement places limits on our ability to declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business we and our subsidiaries currently conduct.

Financial Covenants. The Refinance Agreement contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain customary events of default, events of default under the Refinance Agreement include failure to pay principal or interest when due, a material breach of any representation or warranty contained in the loan documents, covenant defaults, events of bankruptcy and a change of control. The occurrence of an event of default could permit the lenders under the Refinance Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

Senior Notes

On April 6, 2010, we issued $200 million in aggregate amount of unsecured senior notes which have a coupon of 10.375% and were issued at a price of 98.680%. The senior notes were issued by Radnet Management, Inc. and guaranteed jointly and severally on a senior unsecured basis by us and all of our current and future wholly-owned domestic restricted subsidiaries. The senior notes were offered and sold in a private placement exempt from registration under the Securities Act to qualified institutional buyers pursuant to Rule 144A and Regulation S under the Securities Act. We pay interest on the senior notes on April 1 and October 1, commencing October 1, 2010, and they will expire on April 1, 2018. The senior notes are governed under the Indenture. Under the terms of the indenture, we agreed to file a registration statement with the SEC relating to an offer to exchange the senior notes for registered publicly tradable notes that have substantially identical terms as the senior notes. On August 30, 2010, we filed a registration statement on Form S-4 with the SEC relating to the offer to exchange the senior notes. On January 13, 2011, our registration statement was declared effective by the SEC. On February 14, 2011, we completed an exchange offer whereby all senior notes were exchanged for registered publicly tradable notes.

Ranking. The senior notes and the guarantees:

•	rank equally in right of payment with any existing and future unsecured senior indebtedness of the guarantors;
•	rank senior in right of payment to all existing and future subordinated indebtedness of the guarantors;
•	are effectively subordinated in right of payment to any secured indebtedness of the guarantors (including indebtedness under the Refinance Agreement) to the extent of the value of the assets securing such indebtedness; and
•	are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Company’s subsidiaries that is not a guarantor of the senior notes.

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture. As of December 31, 2012, we were in compliance with all covenants.

Notes payable, line of credit and capital lease obligations consist of the following (in thousands):

	December 31,
	2012	2011
Revolving lines of credit	$33,000	$58,000

Senior secured term loan	349,125	280,013

Senior unsecured notes	200,000	200,000

Discounts on term loan and notes	(9,510)	(5,098)

Promissory notes payable to the former shareholders of businesses acquired at interest rates ranging from 4.0% to 6.0%, due through 2016	1,057	10,470

Equipment notes payable at interest rates ranging from 7.1% to 11.7%, due through 2015, collateralized by medical equipment	1,040	2,403

Obligations under capital leases at interest rates ranging from 10.0% to 11.7%, due through 2017, collateralized by medical and office equipment	7,695	10,172
	582,407	555,960
Less: current portion	(8,645)	(12,768)
	$573,762	$543,192

The following is a listing of annual principal maturities of notes payable exclusive of capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2013	$4,703
2014	4,213
2015	3,547
2016	3,500
2017	3,500
Thereafter	531,759
$551,222

We lease equipment under capital lease arrangements.  Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2013	$4,232
2014	2,553
2015	734
2016	532
2017	186
Total minimum payments	8,237
Amount representing interest	(542)
Present value of net minimum lease payments	7,695
Less current portion	(3,942)
Long-term portion	$3,753

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases   – We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2041.  Certain leases contain renewal options from two to ten years and escalation based either on the consumer price index or fixed rent escalators. Leases with fixed rent escalators are recorded on a straight-line basis.  We record deferred rent for tenant leasehold improvement allowances received from certain lessors and amortize the deferred rent expense over the term of the lease agreement. Minimum annual payments under operating leases for future years ending December 31 are as follows (in thousands):

	Facilities	Equipment	Total
2013	$44,119	$10,452	$54,571
2014	36,189	9,786	45,975
2015	30,247	8,702	38,949
2016	24,526	6,142	30,668
2017	19,071	2,060	21,131
Thereafter	50,465	–	50,465
	$204,617	$37,142	$241,759

Total rent expense, including equipment rentals, for the years ended December 31, 2012, 2011 and 2010 was $60.6 million, $53.3 million and $47.9 million, respectively.

Maintenance Contract   – We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under this agreement, we are committed to minimum payments of approximately $23.0 million per year through 2016.

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

NOTE 10 – DERIVATIVE INSTRUMENTS

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

As a result of our senior secured credit facilities that were refinanced on October 10, 2012 and the issuance of the senior notes completed on April 6, 2010, our interest rate swaps do not match the terms of our current bank debt and so accordingly, they were no longer designated as cash flow hedges after the date of refinancing. Accordingly, all changes in their fair value after April 6, 2010, and through November 15, 2012, their maturity date, were recognized in earnings as other expense.

The related Accumulated Other Comprehensive Loss (“AOCL”) of $3.1 million associated with the negative fair values of these interest rate swaps on April 6, 2010 was amortized on a straight-line basis to interest expense through November 15, 2012, the maturity date of these cash flow hedges.

A tabular presentation of the fair value of derivative instruments as of December 31, 2012 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Accounts payable, accrued expenses and other	$ -----

A tabular presentation of the fair value of derivative instruments as of December 31, 2011 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Accounts payable, accrued expenses and other	$(5,064)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Year Ended December 31, 2012

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$5,064	Other income/ (expense)	* ($918)	Interest income/(expense)

For the Year Ended December 31, 2011

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$5,441	Other income/ (expense)	* ($1,225)	Interest income/(expense)

For the Year Ended December 31, 2010

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,472)	($132)	Other income/ (expense)	* ($917)	Interest income/(expense)

* Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

NOTE 11 – INCOME TAXES

For the years ended December 31, 2012, 2011 and 2010, we recognized income tax (benefit) expense comprised of the following:

	Years Ended
	December 31,
	2012	2011	2010

Federal tax	34.00%	34.00%	34.00%
State franchise tax, net of federal benefit	9.56%	6.74%	-2.24%
Non deductible expenses	11.28%	14.40%	-7.76%
Changes in valuation allowance	-1240.29%	-44.79%	-28.68%
(Benefit from) provision for income taxes	-1185.45%	10.35%	-4.68%

A reconciliation of the statutory U.S. federal rate and effective rates is as follows (in thousands):

	Years Ended
	December 31,
	2012	2011	2010

State current tax	$732	$820	$576
Other current tax	32	–	–
Federal deferred tax	(51,003)	–	–
State deferred tax	(9,671)	–	–

(Benefit from) provision for income taxes	$(59,910)	$820	$576

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2012	2011
Net operating losses	$85,603	$79,874
Accrued expenses	9,679	8,359
Unfavorable contract liability	3,901	3,559
Equity compensation	2,406	3,530
Allowance for doubtful accounts	1,831	1,820
Other	1,194	1,072
Valuation Allowance	(7,645)	(65,883)
Total Deferred Tax Assets	$96,969	$32,331

Deferred tax liabilities:
Property Plant & Equipment	(9,680)	(11,652)
Goodwill	(14,221)	(12,212)
Unrealized gain on hedging agreement	–	(2,478)
Intangibles	(10,411)	(5,202)
Other	(2,260)	(1,064)

Total Deferred Tax Liabilities	$(36,572)	$(32,608)

Net Deferred Tax Asset (Liability)	$60,397	$(277)

As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $224.7 million and $73.0 million, respectively, which expire at various intervals from the years 2017 to 2032.  As of December 31, 2012, $23.5 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.  Cumulative excess tax benefits of $4.4 million, related to the exercise of nonqualified stock options, will be recorded in equity when realized.

We consider all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2012, we have determined that deferred tax assets of $97.0 million are more-likely than not to be realized. We have also determined that deferred tax liabilities of $14.2 million are required related to book basis in goodwill that has an indefinite life.

Prior to 2012, we had recorded a valuation allowance on the majority of our deferred tax assets to reduce the deferred tax assets to the amount that was believed more likely than not to be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including past results, the existence of cumulative losses in prior years, and forecasted future taxable income, and prudent tax planning strategies. During 2012, the majority of our valuation allowance, primarily related to net operating losses (NOLs), was reversed based on historical earnings and forecasts of future taxable income, resulting in the recognition of a $60.4 million tax benefit. The remaining valuation allowance primarily relates to state NOL’s.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

	Total Net Operating Loss Carryforwards	Amount Subject to 382 limitation
Year Ended
2013	$–	$–
2014	–	–
2015	–	–
2016	–	–
2017	15,184	–
Thereafter	209,725	23,475
	$224,909	$23,475

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

In 2010, we acquired a subsidiary that recognized a liability for uncertain tax positions in a prior year. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$–
Additional based on tax positions of acquired subsidiaries in prior years	90
Balance at December 31, 2012	$90

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized no penalties and interest during the years ended December 31, 2012, 2011 and 2010, and had assumed approximately $90,000 during the year ended December 31, 2010 for the payment of penalties and interest. The reserves for uncertain tax positions are included in accounts payable, accrued and other liabilities as of December 31, 2012 and 2011.

NOTE 12 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options and Warrants

We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of December 31, 2012, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of December 31, 2012, 5,322,083 , or approximately 84.3%, of the 6,231,250 outstanding stock options and warrants granted under our option plans are fully vested.  During the year ended December 31, 2012, we did not grant options or warrants under the 2006 Plan.

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

As of December 31, 2012, 1,502,898, or 100%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the year ended December 31, 2012, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions in 2012:

Outstanding Options and Warrants Under the 2006 Plan and 2000 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance, December 31, 2011	6,656,250	$3.62
Granted	–	–
Exercised	–	–
Canceled or expired	(425,000)	4.19
Balance, December 31, 2012	6,231,250	3.58	1.88	$671,263
Exercisable at December 31, 2012	5,322,083	3.64	1.71	599,754

Non-Plan Outstanding Warrants	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2011	2,502,898	$2.58
Granted	–	–
Exercised	(250,000)	2.52
Canceled or expired	(750,000)	4.77
Balance, December 31, 2012	1,502,898	1.50	0.64	$1,653,786
Exercisable at December 31, 2012	1,502,898	1.50	0.64	1,653,786

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on December 31, 2012. Total intrinsic value of options and warrants exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $265,000, $606,000 and $1.3 million, respectively. As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $903,000, which is expected to be recognized over a weighted average period of approximately 1.2 years.

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

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends
December 31, 2011	1.62%	3.4 years	91.94%	–
December 31, 2010	1.92%	3.2 years	90.65%	–

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

The weighted-average grant date fair value of stock options and warrants granted during the years ended December 31, 2011 and 2010 was $1.92 and $1.46, respectively. No options or warrants were granted during the year ended December 31, 2012.

Restricted Stock Awards

The 2006 Plan permits the award of restricted stock. On January 3, 2012, we granted restricted stock awards (“awards”) for 525,000 shares of our common stock to certain employees and 200,000 shares of our common stock to non-employee directors of the Company. Of the awards granted, 241,667 were vested on the award date, 241,667 cliff vest after one year provided that the employees or non-employees remain continuously employed or engaged through the vesting date and 241,666 cliff vest after two years provided that the employees or non-employees remain continuously employed or engaged through the vesting date. We valued the awards based on the closing market price of our stock on January 3, 2012 which was $2.17 per share.

On May 15, 2012, we granted awards for 115,000 shares of our common stock to certain employees. Of the awards granted, 38,333 were vested on the award date, 38,333 cliff vest after one year provided that the employees remain continuously employed through the vesting date and 38,334 cliff vest after two years provided that the employees remain continuously employed through the vesting date. We valued the awards based on the closing market price of our stock on May 15, 2012 which was $3.12 per share.

On December 20, 2012, we granted awards for 200,000 shares of our common stock to certain non-employee directors of the Company. Of the awards granted, 66,667 were vested on the award date, 66,667 cliff vest after one year provided that the non-employee directors remain continuously engaged through the vesting date and 66,666 cliff vest after two years provided that the non-employee directors remain continuously engaged through the vesting date. We valued the awards based on the closing market price of our stock on December 20, 2012 which was $2.52 per share.

At December 31, 2012, the total unrecognized fair value of all restricted stock awards was approximately $1.0 million, which will be recognized over the remaining vesting period of 2.0 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at December 31, 2012, we had 7,213,750 option, warrants and shares of restricted stock outstanding and 3,786,250 available for grant.

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

NOTE 14 – INSURANCE PROCEEDS

During the year ended December 31, 2011, we received approximately $2.4 million in insurance proceeds related to equipment lost in a fire at one of our California centers and an additional 319,000 of proceeds related to equipment lost in a flood at one of our east coast centers. Each of these amounts was recorded to gain on sale and disposal of equipment. We also received approximately $309,000 of additional proceeds related to the fire at our California center for business interruption which we recorded as an adjustment to our cost of operations.

Note 15 – SUPPLEMENTAL GUARANTOR INFORMATION

In accordance with SEC Regulation S-X, Rule 3-10, Paragraph (d), the following tables present unaudited interim condensed consolidating financial information for: (a) RadNet, Inc. (the “Parent”) on a stand-alone basis as a guarantor of the registered senior notes due 2018 ; (b) Radnet Management, Inc., the subsidiary borrower and issuer (the “Subsidiary Issuer”) of the registered senior notes due 2018; (c) on a combined basis, the guarantor subsidiaries (the “Guarantor Subsidiaries”) of the registered senior notes due 2018, which include all other 100% owned subsidiaries of the Subsidiary Issuer; (d) on a combined basis, the non-guarantor subsidiaries, which include joint venture partnerships of which the Subsidiary Issuer holds investments of 50% or greater, as well as BRMG, which we consolidate as a VIE. Separate financial statements of the Subsidiary Issuer or the Guarantor Subsidiaries are not presented because the guarantee by the Parent and each Guarantor Subsidiary is full and unconditional, joint and several.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2012

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$362	$–	$–	$–	$362
Accounts receivable, net	–	–	76,838	52,356	–	129,194
Current portion of deferred tax assets	–	–	7,607	–	–	7,607
Prepaid expenses and other current assets	–	9,735	8,308	694	–	18,737
Total current assets	–	10,097	92,753	53,050	–	155,900
PROPERTY AND EQUIPMENT, NET	–	48,025	168,401	134	–	216,560
OTHER ASSETS
Goodwill	–	48,954	144,072	845	–	193,871
Other intangible assets	–	170	51,394	110	–	51,674
Deferred financing costs, net	–	11,977	–	–	–	11,977
Investment in subsidiaries	(2,635)	342,796	9,217	–	(349,378)	–
Investment in joint ventures	–	–	28,598	–	–	28,598
Deferred tax assets, net of current portion	–	–	52,790	–	–	52,790
Deposits and other	–	1,821	1,928	–	–	3,749
Total assets	$(2,635)	$463,840	$549,153	$54,139	$(349,378)	$715,119
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$–	$(176,217)	$138,223	$37,994	$–	$–
Accounts payable, accrued expenses and other	–	57,939	41,696	6,294	–	105,929
Due to affiliates	–	–	1,602	–	–	1,602
Deferred revenue	–	–	1,273	–	–	1,273
Current portion of notes payable	–	3,500	1,203	–	–	4,703
Current portion of deferred rent	–	574	590	–	–	1,164
Current portion of obligations under capital leases	–	1,186	2,756	–	–	3,942
Total current liabilities	–	(113,018)	187,343	44,288	–	118,613
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	9,579	6,271	–	–	15,850
Line of Credit	–	33,000	–	–	–	33,000
Notes payable, net of current portion	–	536,248	761	–	–	537,009
Obligations under capital leases,
net of current portion	–	666	3,087	–	–	3,753
Other non-current liabilities	–	–	8,895	–	–	8,895
Total liabilities	–	466,475	206,357	44,288	–	717,120

EQUITY DEFICIT
Total Radnet, Inc.'s equity (deficit)	(2,635)	(2,635)	342,796	9,217	(349,378)	(2,635)
Noncontrolling interests	–	–	–	634	–	634
Total equity (deficit)	(2,635)	(2,635)	342,796	9,851	(349,378)	(2,001)
Total liabilities and equity (deficit)	$(2,635)	$463,840	$549,153	$54,139	$(349,378)	$715,119

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

 December 31, 2011

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$1,366	$–	$1,089	$–	$2,455
Accounts receivable, net	–	–	78,229	50,203	–	128,432
Asset held for sale	–	–	2,300	–	–	2,300
Prepaid expenses and other current assets	–	11,858	6,651	631	–	19,140
Total current assets	–	13,224	87,180	51,923	–	152,327
PROPERTY AND EQUIPMENT, NET	–	46,445	168,213	869	–	215,527
OTHER ASSETS
Goodwill	–	42,784	115,878	845	–	159,507
Other intangible assets	–	50	52,916	139	–	53,105
Deferred financing costs, net	–	13,490	–	–	–	13,490
Investment in subsidiaries	(70,756)	249,763	9,974	–	(188,981)	–
Investment in joint ventures	–	–	22,326	–	–	22,326
Deposits and other	–	1,279	1,627	–	–	2,906
Total assets	$(70,756)	$367,035	$458,114	$53,776	$(188,981)	$619,188
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Intercompany	$–	$(160,017)	$124,679	$35,338	$–	$–
Accounts payable, accrued expenses and other	–	50,262	45,324	7,515	–	103,101
Due to affiliates	–	–	3,762	–	–	3,762
Deferred revenue	–	–	1,076	–	–	1,076
Current portion of notes payable	–	2,981	3,627	–	–	6,608
Current portion of deferred rent	–	502	497	–	–	999
Current portion of obligations under capital leases	–	2,996	3,838	–	–	6,834
Total current liabilities	–	(103,276)	182,803	42,853	–	122,380
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	7,734	4,673	–	–	12,407
Deferred tax liabilities, net	–	–	277	–	–	277
Line of Credit	–	58,000	–	–	–	58,000
Notes payable, net of current portion	–	474,165	9,881	–	–	484,046
Obligations under capital leases, net of current portion	–	1,168	2,170	–	–	3,338
Other non-current liabilities	–	–	8,547	–	–	8,547
Total liabilities	–	437,791	208,351	42,853	–	688,995

EQUITY DEFICIT
Total Radnet, Inc.'s equity (deficit)	(70,756)	(70,756)	249,763	9,974	(188,981)	(70,756)
Noncontrolling interests	–	–	–	949	–	949
Total equity (deficit)	(70,756)	(70,756)	249,763	10,923	(188,981)	(69,807)
Total liabilities and equity (deficit)	$(70,756)	$367,035	$458,114	$53,776	$(188,981)	$619,188

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended  December 31, 2012

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$146,976	$467,853	$58,228	$–	$673,057
Provision for bad debts	–	(5,452)	(17,888)	(2,564)	–	(25,904)
Net service fee revenue	–	141,524	449,965	55,664	–	647,153

OPERATING EXPENSES
Operating expenses	–	129,188	358,273	55,532	–	542,993
Depreciation and amortization	–	12,690	44,870	180	–	57,740
Loss (gain) on sale and disposal of equipment	–	600	(144)	–	–	456
Severance costs	–	69	641	26	–	736
Total operating expenses	–	142,547	403,640	55,738	–	601,925

(LOSS) INCOME FROM OPERATIONS	–	(1,023)	46,325	(74)	–	45,228

OTHER EXPENSES
Interest expense	–	31,392	22,391	–	–	53,783
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Other (income) expenses	–	(3,873)	194	–	–	(3,679)
Total other expenses	–	27,519	19,808	–	–	47,327

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(28,542)	26,517	(74)	–	(2,099)
Provision for income taxes	–	(21)	59,936	(5)	–	59,910
Equity in earnings of consolidated subsidiaries	64,517	93,080	151		(157,748)	–
Equity in earnings of joint ventures	–	–	6,476	–	–	6,476
NET INCOME (LOSS)	64,517	64,517	93,080	(79)	(157,748)	64,287
Net loss attributable to noncontrolling interests	–	–	–	(230)	–	(230)
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$64,517	$64,517	$93,080	$151	$(157,748)	$64,517

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended  December 31, 2011

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$125,916	$423,173	$58,371	$–	$607,460
Provision for bad debts	–	(4,485)	(15,443)	(2,411)	–	(22,339)
Net service fee revenue	–	121,431	407,730	55,960	–	585,121
OPERATING EXPENSES
Operating expenses	–	108,530	314,958	54,340	–	477,828
Depreciation and amortization	–	13,986	43,268	227	–	57,481
(Gain) loss on sale and disposal of equipment	–	(2,512)	272	–	–	(2,240)
Severance costs	–	267	1,124	–	–	1,391
Total operating expenses	–	120,271	359,622	54,567	–	534,460
INCOME FROM OPERATIONS	–	1,160	48,108	1,393	–	50,661
OTHER EXPENSES
Interest expense	–	30,458	22,337	3	–	52,798
Loss on extinguishment of debt	–	–	–	–	–	–
Other (income) expenses	–	(5,165)	90	–	–	(5,075)
Total other expenses	–	25,293	22,427	3	–	47,723
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(24,133)	25,681	1,390	–	2,938
Provision for income taxes	–	(46)	(770)	(4)	–	(820)
Equity in earnings of consolidated subsidiaries	7,231	31,410	1,275	–	(39,916)	–
Equity in earnings of joint ventures	–	–	5,224	–	–	5,224
NET INCOME	7,231	7,231	31,410	1,386	(39,916)	7,342
Net income attributable to noncontrolling interests	–	–	–	111	–	111
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,231	$7,231	$31,410	$1,275	$(39,916)	$7,231

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended  December 31, 2010

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$119,659	$363,918	$57,075	$–	$540,652
Provision for bad debts	–	(5,243)	(14,293)	(2,459)	–	(21,995)
Net service fee revenue	–	114,416	349,625	54,616	–	518,657
OPERATING EXPENSES
Operating expenses	–	103,563	264,258	53,152	–	420,973
Depreciation and amortization	–	13,656	40,150	191	–	53,997
Loss on sale and disposal of equipment	–	141	995	–	–	1,136
Severance costs	–	490	321	27	–	838
Total operating expenses	–	117,850	305,724	53,370	–	476,944
(LOSS) INCOME FROM OPERATIONS	–	(3,434)	43,901	1,246	–	41,713
OTHER EXPENSES
Interest expense	–	25,405	22,965	28	–	48,398
Loss on extinguishment of debt	–	9,871	–	–	–	9,871
Other income	–	362	143	–	–	505
Total other expenses	–	35,638	23,108	28	–	58,774
(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(39,072)	20,793	1,218	–	(17,061)
Provision for income taxes	–	(38)	(532)	(6)	–	(576)
Equity in (losses) earnings of consolidated subsidiaries	(12,852)	26,258	1,045	–	(14,451)	–
Equity in earnings of joint ventures	–	–	4,952	–	–	4,952
NET (LOSS) INCOME	(12,852)	(12,852)	26,258	1,212	(14,451)	(12,685)
Net income attributable to noncontrolling interests	–	–	–	167	–	167
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(12,852)	$(12,852)	$26,258	$1,045	$(14,451)	$(12,852)

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Year Ended  December 31, 2012

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$64,517	$64,517	$93,080	$(79)	$(157,748)	$64,287
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	–	12,690	44,870	180	–	57,740
Provision for bad debt	–	5,452	17,888	2,564	–	25,904
Equity in earnings of consolidated subsidiaries	(64,517)	(93,080)	(151)	–	157,748	–
Distributions from consolidated subsidiaries	–	–	906	–	(906)	–
Equity in earnings of joint ventures	–	–	(6,476)	–	–	(6,476)
Distributions from joint ventures	–	–	6,477	–	–	6,477
Deferred rent amortization	–	1,917	1,691	–	–	3,608
Amortization of deferred financing cost	–	2,474	–	–	–	2,474
Amortization of discount on notes	–	1,163	–	–	–	1,163
Loss (gain) on sale and disposal of equipment	–	600	(144)	–	–	456
Gain on bargain purchase	–	–	(810)	–	–	(810)
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Amortization of cash flow hedge	–	918	–	–	–	918
Stock-based compensation	–	684	2,052	–	–	2,736
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(4,051)	(13,299)	–	(17,350)
Other current assets	–	2,203	1,085	277	–	3,565
Other assets	–	(542)	(60,433)	–	–	(60,975)
Deferred revenue	–	–	197	–	–	197
Accounts payable, accrued expenses and other	–	(6,524)	(9,589)	10,245	–	(5,868)
Net cash (used in) provided by operating activities	–	(7,528)	83,815	(112)	(906)	75,269
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(10,494)	(34,999)	–	–	(45,493)
Purchase of property and equipment	–	(9,173)	(35,275)	–	–	(44,448)
Proceeds from sale of equipment	–	218	1,331	–	–	1,549
Proceeds from sale of imaging facilities	–	–	2,300	–	–	2,300
Proceeds from sale of joint venture interests	–	–	1,800	–	–	1,800
Purchase of equity interest in joint ventures	–	–	(2,756)	–	–	(2,756)
Net cash used in investing activities	–	(19,449)	(67,599)	–	–	(87,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(6,061)	(16,162)	–	–	(22,223)
Repayment of debt upon extinguishment	–	(277,875)	–	–	–	(277,875)
Proceeds from borrowings upon refinancing	–	344,485	–	–	–	344,485
Deferred financing costs	–	(3,753)	–	–	–	(3,753)
Proceeds from, net of payments, on line of credit	–	(25,000)	–	–	–	(25,000)
Payments to counterparties of interest rate swaps, net of amounts received	–	(5,823)	–	–	–	(5,823)
Purchase of non-controlling interests	–	–	(117)	–	–	(117)
Distributions paid to noncontrolling interests	–	–	–	(977)	906	(71)
Net provided by (cash used) in financing activities	–	25,973	(16,279)	(977)	906	9,623
EFFECT OF EXCHANGE RATE CHANGES ON CASH	63	–	63
NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(1,004)	–	(1,089)	–	(2,093)
CASH AND CASH EQUIVALENTS, beginning of period	–	1,366	–	1,089	–	2,455
CASH AND CASH EQUIVALENTS, end of period	$–	$362	$–	$–	$–	$362

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Year Ended  December 31, 2011

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,231	$7,231	$31,410	$1,386	$(39,916)	$7,342
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	–	13,986	43,268	227	–	57,481
Provision for bad debt	–	4,485	15,443	2,411	–	22,339
Equity in earnings of consolidated subsidiaries	(7,231)	(31,410)	(1,275)	–	39,916	–
Distributions from consolidated subsidiaries	–	–	1,597	–	(1,597)	–
Equity in earnings of joint ventures	–	–	(5,224)	–	–	(5,224)
Distributions from joint ventures	–	–	4,993	–	–	4,993
Deferred rent amortization	–	1,811	471	–	–	2,282
Amortization of deferred financing cost	–	2,940	–	–	–	2,940
Amortization of discount on notes	–	244	–	–	–	244
(Gain) loss on sale and disposal of equipment	–	(2,512)	272	–	–	(2,240)
Amortization of cash flow hedge	–	1,225	–	–	–	1,225
Stock-based compensation	–	778	2,332	–	–	3,110
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(27,886)	(17,128)	–	(45,014)
Other current assets	–	(3,366)	(183)	(386)	–	(3,935)
Other assets	–	41	2	–	–	43
Deferred revenue	–	–	(492)	–	–	(492)
Accounts payable, accrued expenses and other	–	(27,252)	23,275	16,519	–	12,542
Net cash (used in) provided by operating activities	–	(31,799)	88,003	3,029	(1,597)	57,636
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(1,999)	(40,991)	–	–	(42,990)
Proceeds from insurance claims on damaged equipment	–	2,422	318	–	2,740
Purchase of property and equipment	–	(11,125)	(30,984)	(611)	–	(42,720)
Proceeds from sale of equipment	–	–	325	–	–	325
Purchase of equity interest in joint ventures	–	–	(5,094)	–	–	(5,094)
Net cash used in investing activities	–	(10,702)	(76,426)	(611)	–	(87,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(7,181)	(11,575)	–	–	(18,756)
Deferred financing costs	–	(944)	–	–	–	(944)
Proceeds from, net of payments, on line of credit	–	58,000	–	–	–	58,000
Payments to counterparties of interest rate swaps, net of payments received	–	(6,455)	–	–	–	(6,455)
Distributions paid to noncontrolling interests	–	–	–	(1,751)	1,597	(154)
Proceeds from issuance of common stock	–	242	–	–	–	242
Net cash provided by (used in) financing activities	–	43,662	(11,575)	(1,751)	1,597	31,933
EFFECT OF EXCHANGE RATE CHANGES ON CASH		–	(2)			(2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	–	1,161	–	667	–	1,828
CASH AND CASH EQUIVALENTS, beginning of period	–	205	–	422	–	627
CASH AND CASH EQUIVALENTS, end of period	$–	$1,366	$–	$1,089	$–	$2,455

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Year Ended  December 31, 2010

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,852)	$(12,852)	$26,258	$1,212	$(14,451)	$(12,685)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	–	13,656	40,150	191	–	53,997
Provision for bad debt	–	5,243	14,293	2,459	–	21,995
Equity in earnings of consolidated subsidiaries	12,852	(26,258)	(1,045)	–	14,451	–
Distributions from consolidated subsidiaries	–	–	1,247	–	(1,247)	–
Equity in earnings of joint ventures	–	–	(4,952)	–	–	(4,952)
Distributions from joint ventures	–	–	7,639	–	–	7,639
Deferred rent amortization	–	254	1,594	–	–	1,848
Amortization of deferred financing cost	–	2,797	–	–	–	2,797
Amortization of discount on notes	–	164	–	–	–	164
Loss on sale and disposal of equipment	–	141	995	–	–	1,136
Loss on extinguishment of debt	9,871	–	9,871
Amortization of cash flow hedge	–	917	–	–	–	917
Stock-based compensation	–	929	2,789	–	–	3,718
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(11,818)	(13,004)	–	(24,822)
Other current assets	–	(2,552)	(635)	(39)	–	(3,226)
Other assets	–	876	(852)	–	–	24
Deferred revenue	–	–	207	–	–	207
Accounts payable, accrued expenses and other	–	(27,504)	24,615	11,145	–	8,256
Net cash (used in) provided by operating activities	–	(34,318)	100,485	1,964	(1,247)	66,884
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(1,401)	(60,387)	14	–	(61,774)
Purchase of property and equipment	–	(12,024)	(28,175)	(94)	–	(40,293)
Proceeds from sale of equipment	–	121	564	–	–	685
Net cash used in investing activities	–	(13,304)	(87,998)	(80)	–	(101,382)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(8,903)	(12,476)	(84)	–	(21,463)
Repayment of debt upon extinguishment	–	(412,000)	–	–	–	(412,000)
Proceeds from borrowings upon refinancing	–	478,313	–	–	–	478,313
Deferred financing costs	–	(13,566)	–	–	–	(13,566)
Payments to counterparties of interest rate swaps, net of amounts received	–	(6,382)	–	–	–	(6,382)
Distributions paid to noncontrolling interests	–	–	–	(1,378)	1,247	(131)
Proceeds from issuance of common stock	–	271	–	–	–	271
Net cash provided by (used in) financing activities	–	37,733	(12,476)	(1,462)	1,247	25,042
EFFECT OF EXCHANGE RATE CHANGES ON CASH		–	(11)			(11)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(9,889)	–	422	–	(9,467)
CASH AND CASH EQUIVALENTS, beginning of period	–	10,094	–	–	–	10,094
CASH AND CASH EQUIVALENTS, end of period	$–	$205	$–	$422	$–	$627

NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2012 and 2011.  This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for earnings per share).

	2012 Quarter Ended				2011 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31

Statement of Operations Data:
Net service fee revenue	$162,016	$165,351	$160,453	$159,333	$139,052	$147,699	$143,021	$155,349

Total operating expenses	150,765	151,886	146,613	152,661	129,653	132,562	132,041	140,204

Total other expenses	12,420	12,131	9,738	13,038	11,544	12,461	11,736	11,982

Equity in earnings of joint ventures	1,262	1,986	909	2,319	1,484	1,267	1,038	1,435

Provision for income taxes	(245)	(421)	(30)	60,606	(147)	(337)	(234)	(102)

Net income (loss)	(152)	2,899	4,981	56,559	(808)	3,606	48	4,496

Net income (loss) attributable to noncontrolling interests	(41)	(47)	(72)	(70)	68	85	9	(51)

Net income (loss) attributable to Radnet, Inc. common stockholders	$(111)	$2,946	$5,053	$56,629	$(876)	$3,521	$39	$4,547

Basic net income (loss) attributable to Radnet, Inc. common stockholders earnings (loss) per share:	$(0.00)	$0.07	$0.13	$1.47	$(0.02)	$0.09	$0.00	$0.12

Diluted net income (loss) attributable to Radnet, Inc. common stockholders earnings (loss) per share:	$(0.00)	$0.07	$0.12	$1.42	$(0.02)	$0.09	$0.00	$0.12

Weighted average shares outstanding
Basic	37,670	37,761	38,340	38,349	37,258	37,358	37,426	37,426
Diluted	37,670	39,431	39,861	39,796	37,258	39,820	38,470	38,059

NOTE 17 – RELATED PARTY TRANSACTIONS

We use World Wide Express, a package delivery company owned 40% by Norman Hames, our western operations chief operating officer, to provide delivery services for us.  For the years ended December 31, 2012, 2011 and 2010, we expenses approximately $948,000, $997,000 and $809,000, respectively, to World Wide Express for those services.  At December 31, 2012 and 2011, we had outstanding amounts due to World Wide Express of $135,000 and $75,000, respectively.

NOTE 18 – SUBSEQUENT EVENTS

On January 30, 2013, we purchased an additional 20.9% interest in a joint venture multi-modality imaging center located in Manhattan, New York of which we initially held a 31.5% interest from our December 31, 2012 acquisition of Lenox Hill Radiology. This additional 20.9% interest gave us a controlling interest in the center and so accordingly, we will be consolidating its financial statements in the first quarter of 2013.

On February 28, 2013, we completed our acquisition of a multi-modality imaging center located in Brooklyn, New York by exercising a $1.00 purchase option to acquire an initial 50% interest (we acquired this option through our December 31, 2012 acquisition of Lenox Hill Radiology) and then by purchasing the remaining 50% interest from the existing partner for approximately $2.7 million in cash.

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

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer, and Chief Financial Officer, concluded that, effective as of December 31, 2012, our disclosure controls and procedures were effective at that “reasonable assurance” level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management’s assessment with our Audit Committee.

The effectiveness of the Company’s internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on the page immediately following, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of RadNet, Inc.

We have audited RadNet Inc. and subsidiaries' (“RadNet’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RadNet’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on RadNet’s internal control over financial reporting based on our audit.

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

In our opinion, RadNet, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of RadNet, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), , equity deficit, and cash flows for each of the three years in the period ended December 31, 2012 of RadNet, Inc. and subsidiaries and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 18, 2013

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

The information required by this Item 11 will be included under the captions “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report “in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 will be included under the caption “ Independent Registered Public Accounting Firm Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

Schedules – The following financial statement schedules are filed herewith:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

RADNET, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additional Charges Against Income	Deductions from Reserve	Balance at End of Year

Year Ended December 31, 2012
Accounts Receivable-Allowance for Bad Debts	$15,688	$25,904	$(24,905)	$16,687

Year Ended December 31, 2011
Accounts Receivable-Allowance for Bad Debts	$18,993	$22,339	$(25,644)	$15,688

Year Ended December 31, 2010
Accounts Receivable-Allowance for Bad Debts	$12,951	$21,995	$(15,953)	$18,993

 (a)(3) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit

2.1	Membership Interests Purchase Agreement dated September 7, 2010 by and among New Jersey Imaging Partners, Inc., RadNet, Inc., Progressive Health, LLC and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on January 7, 2011).†

2.2	Purchase Agreement dated September 7, 2010 by and between New Jersey Imaging Partners, Inc. and Progressive Medical Imaging of Rutherford, LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)). †

2.3	Merger Agreement dated September 13, 2010 by and among RadNet Managed Imaging Services, Inc. INC Merger Sub, Inc. and Image Medical Corporation (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).†

2.4	Stock Purchase Agreement dated November 7, 2011 by and between Radnet Management, Inc. and CML Healthcare Inc., and joined by RadNet, Inc. (incorporated by reference to exhibit filed with Form 8-K/A on January 18, 2012).†

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

4.1	Indenture, dated as of April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.2	Form of Exchange 10 3/8% Senior Note (included in Exhibit 4.1).

4.3	Form of Original 10 3/8% Senior Note (included in Exhibit 4.1).

4.4	Registration Rights Agreement, dated April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and Deutsche Bank Securities Inc. and Barclays Capital Inc., as representatives of the initial purchasers (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.5	Supplemental Indenture, dated as of July 6, 2010, by and between Advanced Radiology, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.6	Supplemental Indenture, dated as of August 19, 2010 by and between Health Diagnostics of New Jersey, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.7	Supplemental Indenture, dated as of January 10, 2011, by and between Image Medical Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.8	Supplemental Indenture, dated as of January 10, 2011, by and between eRAD, Inc. and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.9	Supplemental Indenture, dated as of January 10, 2011, by and between East Bergen Imaging, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.10	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Bloomfield, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.11	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Hackensack, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.12	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Union City, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.13	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Englewood, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.14	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Kearney, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.15	Supplemental Indenture, dated as of January 10, 2011, by and between Imaging On Call, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.16	Supplemental Indenture, dated as of January 10, 2011, by and between Advanced NA, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.17	Standstill Agreement, dated as of August 30, 2011, by and between RadNet, Inc. and RMCP LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Schedule 13D for Red Mountain Capital Partners LLC).

4.18	Supplemental Indenture, dated as of November 21, 2011, among Raven Holdings U.S., Inc., Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.19	Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services of Delaware, Inc., Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.20	Supplemental Indenture, dated as of November 21, 2011, among CML HealthCare Rhode Island LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.21	Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.22	Supplemental Indenture, dated as of November 21, 2011, among Radiology Alliance Delivery System, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2	Pledge and Security Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4	2000 Incentive Stock Option Plan (as amended) (incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003).*

10.5	2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.6 10.7	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).* Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.8	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.9	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.10	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.11	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.12	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.13	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.14	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.15	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.18	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.19	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

14.1	Code of Financial Ethics (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

* Indicates management contract or compensatory plan.

†Certain schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The company agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

Date: March 18, 2013	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 18, 2013

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 18, 2013

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 18, 2013

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 18, 2013

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 18, 2013

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 18, 2013

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 18, 2013

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: March 18, 2013