Form 10-K/A
period 2012-12-31
RadNet, Inc.
filed 2013-04-01
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19019

RadNet, Inc.

(Exact name of registrant as specified in charter)

Delaware	13-3326724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1510 Cotner Avenue
Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 478-7808

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.0001 par value	NASDAQ Global Market

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein or in the Annual Report on Form 10-K filed on March 18, 2013, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the U.S. Securities and Exchange Commission on March 18, 2013 (the "Original Filing"), solely for the purpose of complying with Rule 3-09 of Regulation S-X.  Rule 3-09 requires that we file financial statements of certain unconsolidated joint ventures in which we hold equity interests of 50% or less and account for them under the equity method to the extent that the unconsolidated joint ventures are individually significant.  Under Rule 3-09 of Regulation S-X, we are permitted to file combined financial statements for individually significant unconsolidated joint ventures which are in the same line of business.

We have determined that as of and for the year ended December 31, 2012, four of our unconsolidated joint venture interests including   Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC and Greater Baltimore Diagnostic Imaging Partnership, (collectively, the “Group”), were significant unconsolidated joint ventures under Rule 3-09.  Accordingly, we are filing in this Amendment No. 1 to include the combined financial statements of the Group under Item 8 – Financial Statements and Supplementary Data, and we are amending Item 15 - Exhibits and Financial Statement Schedules, to include a list of the financial statements and exhibits being filed herewith. We are also filing updated Certificates of our Chief Executive Officer and Chief Financial Officer under Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing.   Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the Original Filing

PART II.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 4.

Report of Independent Registered Public Accounting Firm

To the partners of:

Franklin Imaging Joint Venture;

Carroll County Radiology, LLC;

MRI at St. Joseph Medical Center, LLC; and

Greater Baltimore Diagnostic Imaging Partnership

We have audited the accompanying combined balance sheet of certain RadNet, Inc. affiliates including Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), as of December 31, 2012, and the related combined statements of income, partners’ capital, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Group at December 31, 2012, and the combined results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

April 1, 2013

Los Angeles, California

CERTAIN RADNET, INC. AFFILIATES

COMBINED BALANCE SHEETS

(IN THOUSANDS)

	December 31,	December 31,
	2012	2011
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,778	$2,089
Accounts receivable, net	8,597	8,326
Due from affiliates	1,121	2,414
Prepaid expenses and other current assets	602	337
Total current assets	12,098	13,166
PROPERTY AND EQUIPMENT, NET	19,358	22,074
OTHER ASSETS
Goodwill	9,923	7,816
Other intangible assets	724	844
Total assets	$42,103	$43,900
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,043	$3,612
Current portion of deferred rent	167	134
Current portion of equipment notes payable	909	2,698
Current portion of obligations under capital leases	270	278
Total current liabilities	3,389	6,722
LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,594	1,749
Equipment notes payable, net of current portion	1,006	1,916
Obligations under capital leases, net of current portion	144	414
Total liabilities	6,133	10,801
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
RadNet, Inc.	17,717	16,458
Other partners	18,253	16,641
Total partners' capital	35,970	33,099
Total liabilities and partners' capital	$42,103	$43,900

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
NET SERVICE FEE REVENUE		(unaudited)	(unaudited)
Service fee revenue, net of contractual allowances and discounts	$58,122	$46,212	$46,321
Provision for bad debts	(2,752)	(2,211)	(2,112)
Net service fee revenue	55,370	44,001	44,209

OPERATING EXPENSES
Cost of operations	38,161	31,557	31,291
Depreciation and amortization	4,607	3,856	3,703
(Gain) loss on sale of equipment	(35)	195	125
Total operating expenses	42,733	35,608	35,119

INCOME FROM OPERATIONS	12,637	8,393	9,090

Net interest expense	245	381	702

NET INCOME	$12,392	$8,012	$8,388

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF PARTNERS' CAPITAL

(IN THOUSANDS)

	RadNet, Inc.	Other Partners	Total

BALANCE - January 1, 2010 (unaudited)	$11,168	$13,393	$24,561
Net Income	3,771	4,617	8,388
Distributions	(5,957)	(7,128)	(13,085)
BALANCE - December 31, 2010 (unaudited)	8,982	10,882	19,864
Net Income	3,714	4,298	8,012
Contributions	6,551	4,652	11,203
Distributions	(2,789)	(3,191)	(5,980)
BALANCE - December 31, 2011 (unaudited)	16,458	16,641	33,099
Net Income	5,757	6,635	12,392
Contributions	920	1,380	2,300
Distributions	(5,418)	(6,403)	(11,821)
BALANCE - December 31, 2012	$17,717	$18,253	$35,970

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
		(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$12,392	$8,012	$8,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,607	3,856	3,703
Provision for bad debts	2,752	2,211	2,112
Deferred rent amortization	(122)	(112)	1,048
(Gain) loss on sale of equipment	(35)	195	125
Changes in operating assets and liabilities
Accounts receivable	(3,022)	(3,036)	(2,415)
Prepaid expenses and other current assets	(264)	(31)	748
Due from affiliates	1,293	(372)	4,110
Accounts payable and accrued expenses	(1,424)	878	517
Net cash provided by operating activities	16,177	11,601	18,336
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,091)	(2,576)	(2,495)
Purchase of imaging facilities	(2,935)	–	(133)
Proceeds from sale of equipment	35	–	305
Net cash used in investing activities	(3,991)	(2,576)	(2,323)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(2,976)	(2,764)	(2,576)
Contributions from partners	2,300	–	–
Distributions to partners	(11,821)	(5,980)	(13,085)
Net cash used in financing activities	(12,497)	(8,744)	(15,661)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(311)	281	352
CASH AND CASH EQUIVALENTS, beginning of period	2,089	1,808	1,456
CASH AND CASH EQUIVALENTS, end of period	$1,778	$2,089	$1,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$245	$381	$702

The accompanying notes are an integral part of these financial statements.

7

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Group entered into capital leases and equipment notes for approximately $733,000 (unaudited), during the year ended December 31, 2010.

Detail of non-cash contributions made during the year ended December 31, 2011 can be found in Note 4.

Detail of investing activity related to acquisitions can be found in Note 4.

CERTAIN RADNET, INC. AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC and Greater Baltimore Diagnostic Imaging Partnership, (collectively, the “Group”), are joint ventures between RadNet, Inc. and, as applicable, hospitals, health systems or radiology practices operating within the state of Maryland and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Each joint venture within the Group is an affiliate of RadNet, Inc. as follows:

% owned by RadNet, Inc.

Franklin Imaging Joint Venture	49%
Carroll County Radiology, LLC	40%
MRI at St. Joseph Medical Center, LLC	49%
Greater Baltimore Diagnostic Imaging Partnership	50%

The financial information for 2011 and 2010 included herein has been prepared by management of RadNet, Inc. without audit. Management of RadNet, Inc. believes that such financial information has been prepared in conformity with U.S. generally accepted accounting principles, and includes all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the years ended December 31, 2011 and 2010.

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

REVENUES – Combined service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. This service fee revenue is earned through providing the use of diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

The Group's combined service fee revenues are recorded during the period the services are provided based upon the estimated amounts due from the patients and third-party payers. Third-party payers include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per discounted fee-for-service rates. We also record a provision for doubtful accounts (based primarily on historical collection experience) related to patients and copayment and deductible amounts for patients who have health care coverage with third-party payers.

The Group’s service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010
		(unaudited)	(unaudited)
Commercial Insurance/Managed Care Capitation	$40,220	$32,302	$32,054
Medicare	12,089	9,242	9,774
Medicaid	1,976	1,525	1,529
Workers' Compensation/Personal Injury	2,615	1,987	1,992
Other	1,221	1,155	973
Service fee revenue, net of contractual allowances and discounts	58,122	46,212	46,321

Provision for bad debts	(2,752)	(2,211)	(2,112)
Net service fee revenue	$55,370	$44,001	$44,209

The break-out of the Group’s combined service fee revenue, net of contractual allowances and discounts, is calculated based upon global payments received from consolidated imaging centers from dates of service from each respective period illustrated.

ACCOUNTS RECEIVABLE - Substantially all of the Group’s accounts receivable are due under fee-for-service contracts from third party payors, such as insurance companies and government-sponsored healthcare programs, or directly from patients.  Services are generally provided pursuant to one-year contracts with healthcare providers.  Receivables generally are collected within industry norms for third-party payors.  The Group continuously monitors collections from payors and maintains an allowance for bad debts based upon specific payor collection issues that have been identified as well as historical collection experience.

PROVISION FOR BAD DEBTS - Although outcomes vary, the Group’s policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service. The Group provides for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Group estimates this allowance based on the aging of accounts receivable by each type of payer over an 18-month look-back period, and other relevant factors. A significant portion of the provision for bad debt relates to co-payments and deductibles owed to the Group by patients with insurance. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and the Group’s estimation process. The combined allowance for bad debts at December 31, 2012 and 2011 were $393,000 and $395,000 (unaudited), respectively.

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

PROPERTY AND EQUIPMENT – Property, furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the shorter of the related lease term or their estimated useful lives which range from 3 to 30 years.

GOODWILL – Combined goodwill of the Group at December 31, 2012 totaled $9.9 million. Goodwill is recorded by each member of the Group as a result of business combinations. Management of each member of the Group evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Each member of the Group adopted the provisions of ASU 2011-08 effective January 1, 2011. Each member of the Group evaluated its respective share of the combined goodwill at October 1, 2012 for signs of impairment under the provisions of ASU 2011-08. By utilizing certain qualitative measures outlined in the guidance, each member determined that its respective share of the combined goodwill was not impaired.

INCOME TAXES - Each member of the Group is treated as a partnership for federal and state income tax purposes where all taxable income is allocated to the partners in accordance with the respective partnership agreement and so accordingly federal and state taxes on income are the responsibility of the Joint partners individually. Accordingly, no income tax provision is recorded by any joint ventures in the Group. Effective January 1, 2009, the Group adopted Accounting Standards Codification ASC 740, Income Taxes, formerly known as Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). ASC 740 requires the impact of a tax position to be recognized in the financial statements if that position is more-likely-than-not to be sustained by the taxing authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. Management of the Group is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. Open tax years are those that are open for exam by taxing authorities, and include all returns subsequent to tax years ending after December 31, 2009, for federal returns and December 31, 2009, for Maryland returns. The Partnership has no examinations in process and has not been notified of any future examinations at this time. Management of the Group has reviewed all open tax years and major jurisdictions, and has concluded that the adoption of ASC 740 did not have a material effect on the Group’s financial position or its results of operations. There is no tax liability resulting from unrecognized tax benefits relating to uncertain-income tax positions taken or expected to be taken in future tax returns. The Group has recognized no interest or penalties related to uncertain tax positions taken or expected to be taken.

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

NOTE 3 – RECENT ACCOUNTING STANDARDS

On January 1, 2012, the Group adopted ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires health care entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. Additional disclosures relating to sources of patient revenue and the allowance for doubtful accounts related to patient accounts receivable are also required. Such additional disclosures are included in Note 2. The adoption of this ASU had no impact on the Group’s combined financial position, results of operations or cash flows, although it did change the financial statement presentation.

On January 1, 2012, each member of the Group adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, simplifying how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

In July 2012, the FASB modified existing rules to allow entities to use a qualitative approach to test indefinite-lived intangible asset for impairment.  The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.  This guidance will be effective for the Group in 2013.

In February 2013, the FASB issued new guidance which requires disclosure of information about significant reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements.  This guidance will be effective for the Group in 2013.  Adoption of this standard, which is related to disclosure only, will not have an impact on the Group’s combined financial position, results of operations, or cash flows.

NOTE 4 – FACILITY ACQUISITIONS

On February 22, 2012, the members of Carroll County Radiology, LLC completed its acquisition of a multi modality imaging center from RadNet, Inc. located in Westminster, Maryland for $2.3 million. The members made a fair value determination of the assets acquired and the liabilities assumed and approximately $200,000 of fixed assets, $2.1 million of goodwill was recorded with respect to this transaction.

On November 1, 2012, the partners of Franklin Imaging Joint Venture completed its acquisition of a multi modality imaging center located in Baltimore, Maryland for $635,000. The members made a fair value determination of the assets acquired and the liabilities assumed and approximately $635,000 of fixed assets was recorded with respect to this transaction.

On December 31, 2011, the partners of Greater Baltimore Diagnostic Imaging Partnership (GBDIP) contributed their aggregate 100% interest in MIB Partnership, LLP, valued at $10.2 million, to GBDIP. Immediately prior to this contribution, the partners of GBDIP, who in aggregate held a 50% interest in MIB Partnership, LLP, acquired the remaining 50% interest in MIB Partnership, LLP for $5.6 million. As a result, GBDIP began consolidating this contributed partnership on December 31, 2011, recording all of its assets and liabilities at fair value on the date of contribution. As a result, $1.4 million of current assets, $2.8 million of fixed assets, $522,000 of intangible assets, and $7.6 million of goodwill was recorded with respect to this transaction. Also recorded were approximately $210,000 of accounts payable and accrued expenses, and $2.0 million of equipment notes and leases payable.

On December 31, 2011, the partners of Franklin Imaging Joint Venture (Franklin) contributed their aggregate 100% interest in Health Imaging Systems, LLC, valued at $1.0 million, to Franklin. As a result, Franklin began consolidating this contributed partnership on December 31, 2011, recording all of its assets and liabilities. As a result, $861,000 of current assets, $279,000 of fixed assets, and $137,000 of accounts payable and accrued expenses was recorded with respect to this transaction.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Combined goodwill of the Group at December 31, 2012 totaled $9.9 million. Goodwill is recorded as a result of business combinations.  Activity in goodwill for the years ended December 31, 2011 and 2012 is provided below (in thousands):

Balance as of January 1, 2011 (unaudited)	$223
Goodwill acquired through GBDIP's acquisition of MIB Partnership, LLP	7,593
Balance as of December 31, 2011 (unaudited)	7,816
Goodwill acquired through Carroll County Radiology's acquisition of Westminster from RadNet, Inc.	2,107
Balance as of December 31, 2012	$9,923

Other intangible assets are primarily related to the value of management service contracts on the books of MRI at St. Joseph Medical Center, LLC and covenant not to compete contracts acquired through GBDIP’s acquisition of a controlling interest of a previously held non-consolidated joint venture investment and totaled $522,000 on the date of acquisition. Accumulated amortization of the management service contract and covenant not to compete contract intangible assets through December 31, 2012 was $79,000 and $104,000, respectively. Amortization expense for the year ended December 31, 2012 was $120,000.  The value of these covenant not to compete contracts are amortized using the straight-line method over five years.  Management service contracts are amortized over 25 years.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Weighted average amortization period remaining in years

Management service contracts	16	16	16	16	16	226	306	19.0
Covenant not to compete contracts	104	104	105	105	–	–	418	4.0
Total annual amortization	$120	$120	$121	$121	$16	$226	$724

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2012	2011
		(unaudited)
Medical equipment	$31,804	$31,514
Office equipment, furniture and fixtures	2,949	3,051
Leasehold improvements	14,253	13,567
Equipment under capital leases	1,982	1,982
	50,988	50,114
Accumulated depreciation and amortization	(31,630)	(28,040)
	$19,358	$22,074

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2012, 2011 and 2010 totaled $4.5 million, $3.8 million (unaudited) and $3.7 million (unaudited), respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2012	2011
		(unaudited)
Accounts payable	$839	$873
Accrued expenses	229	1,937
Accrued payroll and vacation	975	802
Total	$2,043	$3,612

NOTE 8 – EQUIPMENT NOTES PAYABLE AND CAPITAL LEASES

Three members of the Group, MRI at St. Joseph Medical Center, LLC, Franklin Imaging Joint Venture, and Greater Baltimore Diagnostic Partnership hold eleven promissory notes issued by three financing companies for the purpose of acquiring imaging equipment. These notes have interest rates between 3.5% and 9.0%, mature on or before June 2016 and are collateralized by the acquired equipment.

The following is a listing of annual principal maturities of the equipment notes discussed above for years ending December 31 (in thousands):

2013	$909
2014	487
2015	504
2016	15
$1,915

The Group leases equipment under capital lease arrangements. Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2013	$295
2014	148
Total minimum payments	443
Amount representing interest	(29)
Present value of net minimum lease payments	414
Less current portion	(270)
Long-term portion	$144

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases – The Group leases various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2022. Certain leases contain renewal options from two to ten years and escalation clauses based either on the consumer price index or fixed rent escalators. Leases with fixed rent escalators are recorded on a straight-line basis. The Group records deferred rent for tenant leasehold improvement allowances received from a lessor and amortizes the deferred rent expense over the term of the lease agreement. Minimum annual payments under operating leases for future years ending December 31 follow (in thousands):

	Facilities	Equipment	Total
2013	$2,563	$1,082	$3,645
2014	2,298	770	3,068
2015	2,343	639	2,982
2016	1,835	245	2,080
2017	1,489	–	1,489
Thereafter	1,028	–	1,028
	$11,556	$2,736	$14,292

Total rent expense, including equipment rentals, for the years ended December 31, 2012, 2011 and 2010 was $4.3 million, $3.7 million (unaudited) and $3.9 million (unaudited), respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

See Note 4 with respect to related party facility combinations.

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

RadNet, Inc. contracts certain members of its contracted radiologist groups to perform professional services for the joint ventures. RadNet, Inc. assures that these radiologists are adequately covered under medical malpractice insurance policies. RadNet, Inc., on behalf of its contracted radiologist groups, bills each joint venture for its respective share of the professional fees incurred through its utilization of these contracted radiologists. RadNet, Inc. remits to its contracted radiologist groups all amounts collected from the joint ventures for the billed professional fees.

Amounts receivable from and payable to RadNet Inc. for the activities listed above are summarized in due from affiliates on the Group’s combined balance sheets and was $1.1 million and $2.4 million (unaudited) at December 31, 2012 and 2011, respectively. Due from affiliates of $1.1 million at December 31, 2012 consists of a receivable from RadNet, Inc. of $4.3 million for amounts collected through its administration of the billing and collection functions not yet remitted to the joint ventures at December 31, 2012. This receivable is offset by amounts payable to RadNet, Inc. of $525,000 for the unpaid portion of billed administrative services performed, $1.2 million for the unpaid portion of professional fees which RadNet, Inc. must in turn remit to its contracted radiologists, and $1.4 million for unpaid payroll and employee benefit costs.

NOTE 11 – SUBSEQUENT EVENTS

The member of the Group evaluated subsequent events through April, 1, 2013 and concluded that no additional disclosures were required.

PART IV

(a) Financial Statements – The following financial statements are filed herewith:

Item 15. Exhibits and Financial Statement Schedules	Page N o.

(a) Financial Statements – The following financial statements are filed herewith:

Report of Independent Registered Public Accounting Firm	3

Combined Balance Sheets of Certain RadNet, Inc. Affiliates	4

Combined Statements of Income of Certain RadNet, Inc. Affiliates	5

Combined Statements of Partners’ Capital of Certain RadNet, Inc. Affiliates	6

Combined Statements of Cash Flows of Certain RadNet, Inc. Affiliates	7 to 8

Notes to Combined Financial Statements	9 to 14

 (a)(3) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit

2.1	Membership Interests Purchase Agreement dated September 7, 2010 by and among New Jersey Imaging Partners, Inc., RadNet, Inc., Progressive Health, LLC and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on January 7, 2011).†

2.2	Purchase Agreement dated September 7, 2010 by and between New Jersey Imaging Partners, Inc. and Progressive Medical Imaging of Rutherford, LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)). †

2.3	Merger Agreement dated September 13, 2010 by and among RadNet Managed Imaging Services, Inc. INC Merger Sub, Inc. and Image Medical Corporation (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).†

2.4	Stock Purchase Agreement dated November 7, 2011 by and between RadNet Management, Inc. and CML Healthcare Inc., and joined by RadNet, Inc. (incorporated by reference to exhibit filed with Form 8-K/A on January 18, 2012).†

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

4.1	Indenture, dated as of April 6, 2010, by and among RadNet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.2	Form of Exchange 10 3/8% Senior Note (included in Exhibit 4.1).

4.3	Form of Original 10 3/8% Senior Note (included in Exhibit 4.1).

4.4	Registration Rights Agreement, dated April 6, 2010, by and among RadNet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and Deutsche Bank Securities Inc. and Barclays Capital Inc., as representatives of the initial purchasers (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.5	Supplemental Indenture, dated as of July 6, 2010, by and between Advanced Radiology, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.6	Supplemental Indenture, dated as of August 19, 2010 by and between Health Diagnostics of New Jersey, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.7	Supplemental Indenture, dated as of January 10, 2011, by and between Image Medical Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.8	Supplemental Indenture, dated as of January 10, 2011, by and between eRAD, Inc. and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.9	Supplemental Indenture, dated as of January 10, 2011, by and between East Bergen Imaging, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.10	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Bloomfield, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.11	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Hackensack, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.12	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Union City, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.13	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Englewood, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.14	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Kearney, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.15	Supplemental Indenture, dated as of January 10, 2011, by and between Imaging On Call, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.16	Supplemental Indenture, dated as of January 10, 2011, by and between Advanced NA, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.17	Standstill Agreement, dated as of August 30, 2011, by and between RadNet, Inc. and RMCP LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Schedule 13D for Red Mountain Capital Partners LLC).

4.18	Supplemental Indenture, dated as of November 21, 2011, among Raven Holdings U.S., Inc., RadNet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.19	Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services of Delaware, Inc., RadNet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.20	Supplemental Indenture, dated as of November 21, 2011, among CML HealthCare Rhode Island LLC, RadNet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.21	Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services LLC, RadNet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.22	Supplemental Indenture, dated as of November 21, 2011, among Radiology Alliance Delivery System, LLC, RadNet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among RadNet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2	Pledge and Security Agreement, dated October 10, 2012, by and among RadNet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4	2000 Incentive Stock Option Plan (as amended) (incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003).*

10.5	2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.6 10.7	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).* Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.8	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.9	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.10	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.11	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.12	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.13	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.14	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.15	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.18	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.19	Amended and Restated Management and Service Agreement between RadNet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

14.1	Code of Financial Ethics (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

21.1	List of Subsidiaries (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2012).

23.1	Consent of Registered Independent Public Accounting Firm (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2012).

23.2	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

RADNET, INC.
Date: April 1, 2013	/ s/ HOWARD G . BERGER, M.D.
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/ s/ HOWARD G . BERGER, M.D.	Date: April 1, 2013
Howard G. Berger, M.D., Director, Chief Executive Officer and President

By	/s/ MARVIN S. CADWELL *	Date: April 1, 2013
Marvin S. Cadwell, Director

By	/s/ JOHN V. CRUES, III, M.D. *	Date: April 1, 2013

John V. Crues, III, M.D., Director

By	/s/ N ORMAN R. HAMES *	Date: April 1, 2013
Norman R. Hames, Director

By	/s/ DAVID L. SWARTZ *	Date: April 1, 2013
David L. Swartz, Director

By	/s/ LAWRENCE L. LEVITT *	Date: April 1, 2013
Lawrence L. Levitt, Director

By	/s/ MICHAEL L. SHERMAN, M.D. *	Date: April 1, 2013
Michael L. Sherman, M.D., Director

By	/s/ MARK D. STOLPER	Date: April 1, 2013
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

 * By Mark D. Stolper, as attorney- in- fact

