Form 10-Q
period 2013-03-31
RadNet, Inc.
filed 2013-05-10
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on May 6, 2013, was 40,089,196 shares.

Table of Contents

RADNET, INC.

INDEX

PART I – FINANCIAL INFORMATION		Page

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012	3

	Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended March 31, 2013 and 2012	5

	Condensed Consolidated Statement of Equity Deficit for the Three Months ended March 31, 2013	6

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	7

	Notes to Condensed Consolidated Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	37

ITEM 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings	38

ITEM 1A.	Risk Factors	38

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

ITEM 3.	Defaults Upon Senior Securities	39

ITEM 4.	Mine Safety Disclosures	39

ITEM 5.	Other Information	39

ITEM 6.	Exhibits	39

SIGNATURES		40

INDEX TO EXHIBITS		41

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$431	$362
Accounts receivable, net	134,939	129,194
Current portion of deferred tax assets	8,792	7,607
Prepaid expenses and other current assets	20,213	18,737
Total current assets	164,375	155,900
PROPERTY AND EQUIPMENT, NET	217,443	216,560
OTHER ASSETS
Goodwill	197,090	193,871
Other intangible assets	52,236	51,674
Deferred financing costs	11,387	11,977
Investment in joint ventures	27,959	28,598
Deferred tax assets, net of current portion	53,054	52,790
Deposits and other	3,590	3,749
Total assets	$727,134	$715,119

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$112,808	$105,929
Due to affiliates	1,495	1,602
Deferred revenue	1,276	1,273
Current portion of deferred rent	1,262	1,164
Current portion of notes payable	5,226	4,703
Current portion of obligations under capital leases	3,138	3,942
Total current liabilities	125,205	118,613
LONG-TERM LIABILITIES
Deferred rent, net of current portion	16,185	15,850
Line of credit	34,500	33,000
Notes payable, net of current portion	537,799	537,009
Obligations under capital lease, net of current portion	3,350	3,753
Other non-current liabilities	8,481	8,895
Total liabilities	725,520	717,120

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.0001 par value, 200,000,000 shares authorized; 39,889,196, and 38,540,482 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4	4
Paid-in-capital	172,037	168,415
Accumulated other comprehensive income (loss)	(20)	39
Accumulated deficit	(172,435)	(171,093)
Total RadNet, Inc.'s stockholders' equity deficit	(414)	(2,635)
Noncontrolling interests	2,028	634
Total stockholders' equity (deficit)	1,614	(2,001)
Total liabilities and stockholders' equity (deficit)	$727,134	$715,119

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$179,762	$168,500
Provision for bad debts	(6,822)	(6,484)
Net service fee revenue	172,940	162,016

OPERATING EXPENSES
Cost of operations	149,562	135,400
Depreciation and amortization	14,760	14,892
Loss on sale and disposal of equipment	170	24
Severance costs	123	449
Total operating expenses	164,615	150,765

INCOME FROM OPERATIONS	8,325	11,251

OTHER EXPENSES
Interest expense	12,147	13,567
Other income	(2)	(1,147)
Total other expenses	12,145	12,420

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	(3,820)	(1,169)
Benefit from (provision for) income taxes	1,248	(245)
Equity in earnings of joint ventures	1,206	1,262
NET LOSS	(1,366)	(152)
Net loss attributable to noncontrolling interests	(24)	(41)
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(1,342)	$(111)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.03)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	39,314,447	37,669,921

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012

NET LOSS	$(1,366)	$(152)
Foreign currency translation adjustments	(59)	6
Reclassification of net cash flow hedge losses included in net loss during the period	–	276
COMPREHENSIVE (LOSS) INCOME	(1,425)	130
Less comprehensive loss attributable to non-controlling interests	(24)	(41)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTIBLE TO RADNET, INC. COMMON STOCKHOLDERS	$(1,449)	$89

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total RadNet, Inc.'s Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	Loss	(Deficit)	Interests	(Deficit)
BALANCE - JANUARY 1, 2013	38,540,482	$4	$168,415	$(171,093)	$39	$(2,635)	$634	$(2,001)
Issuance of common stock upon exercise of options/warrants	898,714	–	469	–	–	469	–	469
Stock-based compensation	–	–	952	–	–	952	–	952
Issuance of restricted stock	450,000	–	–	–	–	–	–	–
Sale of a noncontrolling interest in one of our consolidated joint ventures	–	–	2,201	–	–	2,201	439	2,640
Purchase of a controlling interest in a joint venture	–	–	–	–	–	–	979	979
Change in cumulative foreign currency translation adjustment	–	–	–	–	(59)	(59)	–	(59)
Net loss	–	–	–	(1,342)	–	(1,342)	(24)	(1,366)
BALANCE - MARCH 31, 2013	39,889,196	$4	$172,037	$(172,435)	$(20)	$(414)	$2,028	$1,614

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,366)	$(152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,760	14,892
Provision for bad debt	6,822	6,484
Equity in earnings of joint ventures	(1,206)	(1,262)
Distributions from joint ventures	1,921	1,575
Deferred rent amortization	433	288
Amortization of deferred financing cost	457	602
Amortization of bond and term loan discounts	400	234
Loss on sale and disposal of equipment	170	24
Amortization of cash flow hedge	–	276
Stock-based compensation	952	1,175
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(11,782)	(12,023)
Other current assets	(5,099)	(683)
Other assets	(105)	(64)
Deferred revenue	3	86
Accounts payable, accrued expenses and other	8,861	3,979
Net cash provided by operating activities	15,221	15,431
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(3,625)	(580)
Purchase of property and equipment	(12,926)	(13,962)
Proceeds from sale of equipment	270	410
Proceeds from sale of noncontrolling interests	2,640	–
Proceeds from sale of imaging facilities	–	2,300
Purchase of equity interest in joint ventures	(724)	(920)
Net cash used in investing activities	(14,365)	(12,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(2,697)	(4,479)
Proceeds from, net of payments on, line of credit	1,500	2,700
Payments to counterparties of interest rate swaps, net of amounts received	–	(1,500)
Distributions to noncontrolling interests	–	(26)
Proceeds from issuance of common stock upon exercise of options/warrants	469	–
Net cash used in financing activities	(728)	(3,305)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(59)	5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69	(621)
CASH AND CASH EQUIVALENTS, beginning of period	362	2,455
CASH AND CASH EQUIVALENTS, end of period	$431	$1,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,531	$6,841

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $7.7 million and $12.7 million during the three months ended March 31, 2013 and 2012, respectively, that we had not paid for as of March 31, 2013 and 2012, respectively. The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

Detail of investing activity related to acquisitions can be found in Note 2.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At March 31, 2013, we operated directly or indirectly through joint ventures, 248 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. Our operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.5% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.

John V. Crues III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG. Dr. Crues also owns a controlling interest in three medical groups (“Crues Entities”) which provide professional medical services at our imaging facilities located in Manhattan, New York, which we acquired through our December 31, 2012 acquisition of Lenox Hill.

RadNet provides non-medical, technical and administrative services to BRMG and the Crues Entities for which it receives a management fee, per the related management agreements. Through these management agreements and our relationship with both Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the Crues Entities. Through our management agreements with BRMG and the Crues Entities, we determine the annual budget of BRMG and the Crues Entities and make all physician employment decisions. BRMG and the Crues Entities both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreements with us, all cash flows of both BRMG and the Crues Entities are transferred to us.

We have determined that BRMG and the Crues Entities are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of each. BRMG and the Crues Entities combined recognized $17.4 million and $12.7 million of revenue, net of management service fees to RadNet, Inc., for the three months ended March 31, 2013 and 2012, respectively, and $17.4 million and $12.7 million of operating expenses for the three months ended March 31, 2013 and 2012, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $80.6 million and $63.1 million of total billed net service fee revenue relating to these entities for the three months ended March 31, 2013 and 2012, respectively, of which $63.2 million and $50.4 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed revenue for the three months ended March 31, 2013 and 2012, respectively. The cash flows of BRMG and the Crues Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2013 and December 31, 2012, we have included approximately $60.5 million and $51.8 million, respectively, of accounts receivable and approximately $8.8 million and $6.3 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the Crues Entities combined.

The creditors of both BRMG and the Crues Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses. However, both BRMG and the Crues Entities are managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California and Manhattan, New York where we contract with BRMG and the Crues Entities for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California except for Manhattan, New York, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2013 and 2012 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2012 as amended.

Significant Accounting Policies

As of the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2012 as amended.

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

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three months ended March 31, are summarized in the following table (in thousands):

	2013	2012

Commercial Insurance	$97,685	$91,745
Managed Care Capitated Payors	22,583	21,626
Medicare	35,713	34,077
Medicaid	5,777	5,570
Other	18,004	15,483
Service fee revenue, net of contractual allowances and discounts	179,762	168,500

Provision for bad debts	(6,822)	(6,484)
Net service fee revenue	$172,940	$162,016

The break-out of our service fee revenue, net of contractual allowances and discounts, is calculated based upon global payments received from consolidated imaging centers from dates of service during each respective period illustrated.

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

Deferred Tax Assets

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

Liquidity and Capital Resources

We had cash and cash equivalents of $431,000 and accounts receivable of $134.9 million at March 31, 2013, compared to cash and cash equivalents of $362,000 and accounts receivable of $129.2 million at December 31, 2012. We had a working capital balance of $39.2 million and $37.3 million at March 31, 2013 and December 31, 2012, respectively. We had a net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2013 and 2012 of $1.3 million and $111,000, respectively.  We also had a stockholders’ equity (deficit) of $1.6 million and ($2.0 million) at March 31, 2013 and December 31, 2012, respectively.

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

We and our subsidiaries or affiliates may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. However, we have no formal plan of doing so at this time.

Included in our condensed consolidated balance sheet at March 31, 2013 are $198.1 million of senior notes (net of unamortized discounts of $1.9 million), $341.1 million of senior secured term loan debt (net of unamortized discounts of $7.2 million) and $34.5 million aggregate principal amount outstanding under the revolving credit facility.

Accordingly, the par values outstanding of our senior notes and senior secured term loan are $200 million and $348.25 million, respectively.

The following describes our most recent financing activities:

2010 Credit Agreement

On April 6, 2010, we completed a series of transactions which we refer to as our “debt refinancing plan” for an aggregate of $585.0 million.  As part of the debt refinancing plan, our wholly owned subsidiary, Radnet Management, Inc., issued and sold $200.0 million in 10 3/8% senior unsecured notes due 2018 (the “senior notes”). All payments of the senior notes, including principal and interest, are guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries. The senior notes were issued under an indenture agreement dated April 6, 2010 (the “Indenture”), by and among Radnet Management, as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee, in a private placement that was not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms. The exchange offer was completed on February 14, 2011.

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

In connection with the refinancing of the Credit Facilities in 2012, Radnet Management used the net proceeds to repay in full its existing six year term loan facility for $277.9 million in principal amount outstanding, which would have matured on April 6, 2016, and its revolving credit facility for $59.8 million in principal amount outstanding, which would have matured on April 6, 2015.

Refinance Agreement

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

2013 Amendment to the Refinance Agreement

On April 3, 2013, we entered into a first amendment to the Refinance Agreement.  Pursuant to this amendment, we re-priced our current senior secured term loans and borrowed an additional $40.0 million under the senior secured loan facility.

Pursuant to the amendment to the Refinance Agreement, the interest rate spread over LIBOR for the senior secured term loans has been reduced from 4.25% to 3.25% and the interest rate spread over the alternative base rate for the senior secured term loans has been reduced from 3.25% to 2.25%. The minimum LIBOR rate underlying the senior secured term loans has been reduced from 1.25% to 1.0%.

The other material terms of Refinance Agreement remain unchanged and are described immediately above this section under the heading “2012 Refinancing.”

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

Optional Redemption. Radnet Management may redeem the senior notes, in whole or in part, at any time on or after April 1, 2014, at the redemption prices specified under the Indenture.  Prior to April 1, 2013, Radnet Management may redeem up to 35% of aggregate principal amount of the senior notes issued under the Indenture from the net proceeds of one or more equity offerings at a redemption price equal to 110.375% of the senior notes redeemed, plus accrued and unpaid interest, if any.  Radnet Management is also permitted to redeem the senior notes prior to April 1, 2014, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole premium and accrued and unpaid interest, if any.

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture. As of March 31, 2013, we were in compliance with all covenants.

NOTE 2 – FACILITY ACQUISITIONS & DISPOSITIONS

On February 28, 2013, we completed our acquisition of a multi-modality imaging center located in Brooklyn, New York by exercising a $1.00 purchase option to acquire an initial 50% interest (we acquired this option through our December 31, 2012 acquisition of Lenox Hill Radiology which we valued at approximately $2.5 million) and then by purchasing the remaining 50% interest from the existing partner for approximately $2.4 million in cash. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $813,000 of fixed assets, $4.2 million of goodwill and $124,000 of notes payable was recorded with respect to this transaction.

On February 8, 2013, we completed the acquisition of a multi modality imaging center located in Manhattan, New York for $1.0 million. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.0 million of fixed assets was recorded with respect to this transaction.

On February 5, 2013, we sold a 10% interest in a wholly owned limited liability company consisting of two multi-modality imaging centers located in Bel Air, Maryland for approximately $2.6 million. On the date of sale, we recorded approximately $439,000 of non-controlling interests and $2.2 million of additional paid in capital with respect to this transaction.

On January 30, 2013, we purchased for $430,000 an additional 20.9% interest in a joint venture multi-modality imaging center located in Manhattan, New York of which we initially held a 31.5% interest from our December 31, 2012 acquisition of Lenox Hill Radiology which we valued at approximately $648,000. This additional 20.9% interest gave us a 52.4% controlling interest and so accordingly, we began consolidating this imaging center, recording all of its assets and liabilities at their fair value at January 30, 2013. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $358,000 of working capital, $2.1 million of fixed assets, $2.0 million of goodwill, $2.4 million of notes payable and $979,000 of non-controlling interests was recorded with respect to this transaction.

On January 1, 2013, we completed our acquisition of a breast surgery practice located in Mission Viejo, California for $350,000. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $135,000 of working capital, $30,000 of fixed assets and $185,000 of goodwill was recorded with respect to this transaction.

On December 31, 2012, we completed our acquisition of Lenox Hill Radiology, consisting of three multi-modality imaging centers as well as three additional x-ray facilities all located in Manhattan, New York. We also acquired in this transaction a 31.5% interest in a joint venture multi-modality imaging center in Manhattan, New York and an option to purchase a 50% interest in a multi-modality imaging center located in Brooklyn, New York for $1.00. The purchase price consisted of approximately $28.4 million in cash. With the services of an external valuation expert, we have made a final fair value determination of the acquired assets and assumed liabilities and $4.5 million of working capital, $8.7 million of fixed assets, which is approximately $1.5 million higher than our initial estimate, $648,000 of joint venture interests, $2.5 million in a $1.00 joint venture purchase option, $100,000 of intangible assets, $14.0 million of goodwill and indefinite life intangibles which is approximately $1.3 million lower than our initial estimate, the assumption of approximately $650,000 of other liabilities, which is approximately $150,000 higher than our initial estimate, and $1.3 million of capital lease debt was recorded with respect to this transaction.

NOTE 3 – RECENT ACCOUNTING STANDARDS

Reclassifications Out of Accumulated Other Comprehensive Income.  In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. The new guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this new guidance in 2013 did not impact our financial position, results of operations or cash flows.

Balance Sheet Offsetting. In December 2012, the FASB issued guidance for new disclosure requirements related to the nature of an entity’s rights of set-off and related arrangements associated with its financial instruments and derivative instruments. The new guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this new guidance in 2013 did not impact our financial position, results of operations or cash flows.

NOTE 4 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2013	2012

Net loss attributable to RadNet, Inc.'s common stockholders	$(1,342)	$(111)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	39,314,447	37,669,921
Basic and diluted net loss per share attributable to RadNet, Inc.'s common stockholders	$(0.03)	$(0.00)

For the three months ended March 31, 2013 and 2012, we excluded all options and warrants in the calculation of diluted loss per share because their effect is anti-dilutive.

NOTE 5 – INVESTMENT IN JOINT VENTURES

We have eight unconsolidated joint ventures with ownership interests ranging from 35% to 50%. These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. Investment in joint ventures decreased approximately $639,000 to $28.0 million at March 31, 2013 compared to $28.6 million at December 31, 2012. This decrease is primarily related to our purchase of a controlling interest in one of these investments resulting in our reclassification of approximately $648,000 out of this balance as we now consolidate this imaging center business (see Note 2 above for more details regarding this transaction). Additionally, during the three months ended March 31, 2013 we recorded equity earnings of approximately $1.2 million, made additional equity contributions of $724,000 and received our respective share of distributions of $1.9 million.

We received management service fees from the centers underlying these joint ventures of approximately $2.0 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively, and eliminated the uncollected portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 (in thousands):

Balance Sheet Data:	March 31, 2013
Current assets	$15,277
Noncurrent assets	44,169
Current liabilities	(5,537)
Noncurrent liabilities	(5,871)
Total net assets	$48,038

Book value of Radnet joint venture interests	$22,422
Cost in excess of book value of acquired joint venture interests	5,232
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	305
Total value of Radnet joint venture interests	$27,959

Total book value of other joint venture partner interests	$25,616

Income Statement Data for the three months ended March 31,	2013	2012

Net revenue	$22,281	$21,076
Net income	$2,733	$2,533

NOTE 6 – STOCK-BASED COMPENSATION

Options and Warrants

We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of March 31, 2013, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of March 31, 2013, 5,481,250, or approximately 89.4%, of the 6,131,250 outstanding stock options and warrants granted under our option plans are fully vested.  During the three months ended March 31, 2013, we did not grant options or warrants under the 2006 Plan.

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

As of March 31, 2013, 330,000, or 100%, of all the outstanding warrants outside the 2006 Plan are fully vested. During the three months ended March 31, 2013, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions in 2013:

Outstanding Options and Warrants		Weighted Average Exercise price Per Common	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Share	(in years)	Value
Balance, December 31, 2012	6,231,250	$3.58
Granted	–	–
Exercised	–	–
Canceled or expired	(100,000)	9.23
Balance, March 31, 2013	6,131,250	3.49	1.67	$1,392,200
Exercisable at March 31, 2013	5,481,250	3.52	1.54	1,292,317

		Weighted Average Exercise price Per Common	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Non-Plan Outstanding Warrants	Shares	Share	(in years)	Value
Balance, December 31, 2012	1,502,898	$1.50
Granted	–	–
Exercised	(1,172,898)	1.12
Canceled or expired	–	–
Balance, March 31, 2013	330,000	2.87	1.85	$36,000
Exercisable at March 31, 2013	330,000	2.87	1.85	36,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2013 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on March 31, 2013. Total intrinsic value of options and warrants exercised during the three months ended March 31, 2013 and 2012 was approximately $2.3 million and $265,000, respectively. As of March 31, 2013, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $668,000, which is expected to be recognized over a weighted average period of approximately 1.0 year.

Restricted Stock Awards

The 2006 Plan permits the award of restricted stock. On January 2, 2013, we granted awards for 450,000 shares of our common stock to certain employees. Of the awards granted, 170,000 were vested on the award date, 140,000 cliff vest after one year provided that the employees remain continuously employed through the vesting date and 140,000 cliff vest after two years provided that the employees remain continuously employed through the vesting date. We valued the awards based on the closing market price of our stock on January 2, 2013 which was $2.51 per share.

At March 31, 2013, the total unrecognized fair value of all restricted stock awards was approximately $1.4 million, which will be recognized over the remaining vesting period of 2.0 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at March 31, 2013, we had 7,563,750 options, warrants and shares of restricted stock outstanding and 3,416,250 available for grant.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior Secured Term Loan	–	351,733	–	351,733	348,250
Senior Notes	–	209,000	–	209,000	200,000

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior Secured Term Loan	$–	$352,180	$–	$352,180	$349,125
Senior Notes	–	204,500	–	204,500	200,000

The carrying value of our line of credit at March 31, 2013 and December 31, 2012 of $34.5 million and $33.0 million, respectively, approximated its fair value.

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

NOTE 8 — SUPPLEMENTAL GUARANTOR INFORMATION

In accordance with SEC Regulation S-X, Rule 3-10, Paragraph (d), the following tables present unaudited interim condensed consolidating financial information for: (a) RadNet, Inc. (the “Parent”) on a stand-alone basis as a guarantor of the registered senior notes due 2018 ; (b) Radnet Management, Inc., the subsidiary borrower and issuer (the “Subsidiary Issuer”) of the registered senior notes due 2018; (c) on a combined basis, the guarantor subsidiaries (the “Guarantor Subsidiaries”) of the registered senior notes due 2018, which include all other 100% owned subsidiaries of the Subsidiary Issuer; (d) on a combined basis, the non-guarantor subsidiaries, which include joint venture partnerships of which the Subsidiary Issuer holds investments of 50% or greater, as well as BRMG and the Crues Entities, which we consolidate as VIEs. Separate financial statements of the Subsidiary Issuer or the Guarantor Subsidiaries are not presented because the guarantee by the Parent and each Guarantor Subsidiary is full and unconditional, joint and several.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2013

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$–	$431	$–	$–	$431
Accounts receivable, net	–	–	64,597	70,342	–	134,939
Current deferred tax assets	–	–	8,792	–	–	8,792
Prepaid expenses and other current assets	–	13,382	6,097	734	–	20,213
Total current assets	–	13,382	79,917	71,076	–	164,375
PROPERTY AND EQUIPMENT, NET	–	49,203	161,970	6,270	–	217,443
OTHER ASSETS
Goodwill	–	49,139	143,211	4,740	–	197,090
Other intangible assets	–	160	51,974	102	–	52,236
Deferred financing costs, net	–	11,387	–	–	–	11,387
Investment in subsidiaries	(414)	350,608	14,746	–	(364,940)	–
Investment in joint ventures	–	–	27,959	–	–	27,959
Deferred tax assets, net of current portion	–	–	53,054	–	–	53,054
Deposits and other	–	1,596	1,935	59	–	3,590
Total assets	$(414)	$475,475	$534,766	$82,247	$(364,940)	$727,134
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Intercompany	$–	$(165,623)	$112,383	$53,240	$–	$–
Accounts payable, accrued expenses and other	–	56,129	48,361	8,318	–	112,808
Due to affiliates	–	–	1,495	–	–	1,495
Deferred revenue	–	–	1,276	–	–	1,276
Current portion of deferred rent	–	605	611	46	–	1,262
Current portion of notes payable	–	3,500	1,004	722	–	5,226
Current portion of obligations under capital leases	–	947	1,301	890	–	3,138
Total current liabilities	–	(104,442)	166,431	63,216	–	125,205
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	9,703	6,290	192	–	16,185
Line of credit	–	34,500	–	–	–	34,500
Notes payable, net of current portion	–	535,640	638	1,521	–	537,799
Obligations under capital leases, net of current portion	–	488	2,318	544	–	3,350
Other non-current liabilities	–	–	8,481	–	–	8,481
Total liabilities	–	475,889	184,158	65,473	–	725,520

EQUITY (DEFICIT)
Total Radnet, Inc.'s equity (deficit)	(414)	(414)	350,608	14,746	(364,940)	(414)
Noncontrolling interests	–	–	–	2,028	–	2,028
Total equity (deficit)	(414)	(414)	350,608	16,774	(364,940)	1,614
Total liabilities and equity (deficit)	$(414)	$475,475	$534,766	$82,247	$(364,940)	$727,134

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2012

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$362	$–	$–	$–	$362
Accounts receivable, net	–	–	76,838	52,356	–	129,194
Current portion of deferred tax assets	–	–	7,607	–	–	7,607
Prepaid expenses and other current assets	–	9,735	8,308	694	–	18,737
Total current assets	–	10,097	92,753	53,050	–	155,900
PROPERTY AND EQUIPMENT, NET	–	48,025	168,401	134	–	216,560
OTHER ASSETS
Goodwill	–	48,954	144,072	845	–	193,871
Other intangible assets	–	170	51,394	110	–	51,674
Deferred financing costs	–	11,977	–	–	–	11,977
Investment in subsidiaries	(2,635)	342,796	9,217	–	(349,378)	–
Investment in joint ventures	–	–	28,598	–	–	28,598
Deferred tax assets, net of current portion	–	–	52,790	–	–	52,790
Deposits and other	–	1,821	1,928	–	–	3,749
Total assets	$(2,635)	$463,840	$549,153	$54,139	$(349,378)	$715,119
LIABILITIES AND EQUITY DEFICIT
CURRENT LIABILITIES
Intercompany	$–	$(176,217)	$138,223	$37,994	$–	$–
Accounts payable, accrued expenses and other	–	57,939	41,696	6,294	–	105,929
Due to affiliates	–	–	1,602	–	–	1,602
Deferred revenue	–	–	1,273	–	–	1,273
Current portion of deferred rent	–	574	590	–	–	1,164
Current portion of notes payable	–	3,500	1,203	–	–	4,703
Current portion of obligations under capital leases	–	1,186	2,756	–	–	3,942
Total current liabilities	–	(113,018)	187,343	44,288	–	118,613
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	9,579	6,271	–	–	15,850
Line of Credit	–	33,000	–	–	–	33,000
Notes payable, net of current portion	–	536,248	761	–	–	537,009
Obligations under capital leases, net of current portion	–	666	3,087	–	–	3,753
Other non-current liabilities	–	–	8,895	–	–	8,895
Total liabilities	–	466,475	206,357	44,288	–	717,120

EQUITY (DEFICIT)
Total Radnet, Inc.'s equity (deficit)	(2,635)	(2,635)	342,796	9,217	(349,378)	(2,635)
Noncontrolling interests	–	–	–	634	–	634
Total equity (deficit)	(2,635)	(2,635)	342,796	9,851	(349,378)	(2,001)
Total liabilities and equity (deficit)	$(2,635)	$463,840	$549,153	$54,139	$(349,378)	$715,119

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2013

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$37,508	$119,350	$22,904	$–	$179,762
Provision for bad debts	–	(1,385)	(4,217)	(1,220)	–	(6,822)
Net service fee revenue	–	36,123	115,133	21,684	–	172,940

OPERATING EXPENSES
Cost of operations	–	33,236	95,518	20,808	–	149,562
Depreciation and amortization	–	3,128	11,323	309	–	14,760
Loss on sale and disposal of equipment	–	85	85	–	–	170
Severance costs	–	11	110	2	–	123
Total operating expenses	–	36,460	107,036	21,119	–	164,615

(LOSS) INCOME FROM OPERATIONS	–	(337)	8,097	565	–	8,325

OTHER EXPENSES
Interest expense	–	6,673	5,391	83	–	12,147
Other income	–	–	(2)	–	–	(2)
Total other expenses	–	6,673	5,389	83	–	12,145

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(7,010)	2,708	482	–	(3,820)
Benefit from (provision for) income taxes	–	–	1,254	(6)	–	1,248
Equity in (losses) earnings of consolidated subsidiaries	(1,342)	5,668	500		(4,826)	–
Equity in earnings of joint ventures	–	–	1,206	–	–	1,206
NET (LOSS) INCOME	(1,342)	(1,342)	5,668	476	(4,826)	(1,366)
Net loss attributable to noncontrolling interests	–	–	–	(24)	–	(24)
NET (LOSS) INCOME ATTRIBUTABLE TO
RADNET, INC. COMMON STOCKHOLDERS	$(1,342)	$(1,342)	$5,668	$500	$(4,826)	$(1,342)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$34,544	$119,581	$14,375	$–	$168,500
Provision for bad debts	–	(1,267)	(4,598)	(619)	–	(6,484)
Net service fee revenue	–	33,277	114,983	13,756	–	162,016

OPERATING EXPENSES
Cost of operations	–	30,386	91,505	13,509	–	135,400
Depreciation and amortization	–	3,147	11,683	62	–	14,892
Loss (gain) on sale of equipment	–	137	(113)	–	–	24
Severance costs	–	33	390	26	–	449
Total operating expenses	–	33,703	103,465	13,597	–	150,765

(LOSS) INCOME FROM OPERATIONS	–	(426)	11,518	159	–	11,251

OTHER EXPENSES
Interest expense	–	7,978	5,589	–	–	13,567
Other (income) expenses	–	(1,213)	66	–	–	(1,147)
Total other expenses	–	6,765	5,655	–	–	12,420

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(7,191)	5,863	159	–	(1,169)
Provision for income taxes	–	(2)	(243)	–	–	(245)
Equity in (losses) earnings of consolidated subsidiaries	(111)	7,082	200		(7,171)	–
Equity in earnings of joint ventures	–	–	1,262	–	–	1,262
NET (LOSS) INCOME	(111)	(111)	7,082	159	(7,171)	(152)
Net loss attributable to noncontrolling interests	–	–	–	(41)	–	(41)
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(111)	$(111)	$7,082	$200	$(7,171)	$(111)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2013

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,342)	$(1,342)	$5,668	$476	$(4,826)	$(1,366)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	–	3,128	11,323	309	–	14,760
Provision for bad debt	–	1,385	4,217	1,220	–	6,822
Equity in earnings of consolidated subsidiaries	1,342	(5,668)	(500)	–	4,826	–
Equity in earnings of joint ventures	–	–	(1,206)	–	–	(1,206)
Distributions from joint ventures	–	–	1,921	–	–	1,921
Deferred rent amortization	–	156	254	23	–	433
Amortization of deferred financing cost	–	457	–	–	–	457
Amortization of term loan and bond discount	–	400	–	–	–	400
Loss on sale and disposal of equipment	–	85	85	–	–	170
Stock-based compensation	–	238	714	–	–	952
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	1,214	(12,996)	–	(11,782)
Other current assets	–	(3,611)	(1,606)	118	–	(5,099)
Other assets	–	225	(330)	–	–	(105)
Deferred revenue	–	–	3	–	–	3
Accounts payable, accrued expenses and other	–	7,957	(10,285)	11,189	–	8,861
Net cash provided by operating activities	–	3,410	11,472	339	–	15,221
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(350)	(3,275)	–	–	(3,625)
Purchase of property and equipment	–	(4,053)	(8,847)	(26)	–	(12,926)
Proceeds from sale of equipment	–	145	125	–	–	270
Proceeds from sale of joint venture interests	–	–	2,640	–	–	2,640
Purchase of equity interest in joint ventures	–	–	(724)	–	–	(724)
Net cash used in investing activities	–	(4,258)	(10,081)	(26)	–	(14,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(1,424)	(960)	(313)	–	(2,697)
Proceeds from, net of payments, on line of credit	–	1,500	–	–	–	1,500
Proceeds from issuance of common stock	–	469	–	–	–	469
Net provided by (cash used) in financing activities	–	545	(960)	(313)	–	(728)
EFFECT OF EXCHANGE RATE CHANGES ON CASH		(59)	–	–	–	(59)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(362)	431	–	–	69
CASH AND CASH EQUIVALENTS, beginning of period	–	362	–	–	–	362
CASH AND CASH EQUIVALENTS, end of period	$–	$–	$431	$–	$–	$431

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(111)	$(111)	$7,082	$159	$(7,171)	$(152)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	3,147	11,683	62	–	14,892
Provision for bad debt	–	1,267	4,598	619	–	6,484
Equity in (earnings) loss of consolidated subsidiaries	111	(7,082)	(200)	–	7,171	–
Distributions from consolidated subsidiaries	–	–	276	–	(276)	–
Equity in earnings of joint ventures	–	–	(1,262)	–	–	(1,262)
Distributions from joint ventures	–	–	1,575	–	–	1,575
Deferred rent amortization	–	36	252	–	–	288
Amortization of deferred financing cost	–	602	–	–	–	602
Amortization of term loan and bond discount	–	234	–	–	–	234
Loss (gain) on sale of equipment	–	137	(113)	–	–	24
Amortization of cash flow hedge	–	276	–	–	–	276
Stock-based compensation	–	294	881	–	–	1,175
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(3,014)	(9,009)	–	(12,023)
Other current assets	–	1,286	(1,472)	(497)	–	(683)
Other assets	–	(19)	(45)	–	–	(64)
Deferred revenue	–	–	86	–	–	86
Accounts payable, accrued expenses and other	–	3,175	(8,028)	8,832	–	3,979
Net cash provided by (used in) operating activities	–	3,242	12,299	166	(276)	15,431
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	–	(580)	–	–	(580)
Purchase of property and equipment	–	(4,445)	(9,517)	–	–	(13,962)
Proceeds from sale of equipment	–	43	367	–	–	410
Proceeds from sale of imaging facilities	–	–	2,300	–	–	2,300
Purchase of equity interest in joint ventures	–	–	(920)	–	–	(920)
Net cash used in investing activities	–	(4,402)	(8,350)	–	–	(12,752)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(1,406)	(3,073)	–	–	(4,479)
Deferred financing costs	–	–	–	–	–	–
Proceeds from, net of payments on, line of credit	–	2,700	–	–	–	2,700
Payments to counterparties of interest rate swaps, net of amounts received	–	(1,500)	–	–	–	(1,500)
Distributions paid to noncontrolling interests	–	–	–	(302)	276	(26)
Proceeds from issuance of common stock	–	–	–	–	–	–
Net cash used in financing activities	–	(206)	(3,073)	(302)	276	(3,305)
EFFECT OF EXCHANGE RATE CHANGES ON CASH		5	–		5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(1,366)	881	(136)	–	(621)
CASH AND CASH EQUIVALENTS, beginning of period	–	1,366	–	1,089	–	2,455
CASH AND CASH EQUIVALENTS, end of period	$–	$–	$881	$953	$–	$1,834

NOTE 9 – SUBSEQUENT EVENTS

On April 3, 2013, we entered into an amendment to the Refinance Agreement.  Pursuant to this amendment, we re-priced our current senior secured term loan and borrowed an additional $40.0 million. More information regarding this amendment is provided under the heading “2013 Amendment to the Refinance Agreement” in Note 1 above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements reflect current views about future events and are based on our currently available financial, economic and competitive data and on current business plans.  Actual events or results may differ materially depending on risks and uncertainties that may affect our operations, markets, services, prices and other factors.

Statements in this quarterly report concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our future cost saving efforts, our increased business from new equipment or operations and our ability to finance our operations are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

The factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2012, as amended or supplemented by the information, if any, in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date when they are made. Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this Form 10-Q as well as other risk factors subsequently identified, including, among others, those identified in the Company’s filings with the SEC on Form 10-K, Form 10-Q and Form 8-K.

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

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2013, we operated directly or indirectly through joint ventures, 248 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the three months ended March 31, 2013, we performed 1,112,967 diagnostic imaging procedures and generated total net service fee revenue of $172.9 million.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.5% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.

John V. Crues III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG. Dr. Crues also owns a controlling interest in three medical groups (“Crues Entities”) which provide professional medical services at our imaging facilities located in Manhattan, New York, which we acquired through our December 31, 2012 acquisition of Lenox Hill.

RadNet provides non-medical, technical and administrative services to BRMG and the Crues Entities for which it receives a management fee, per the related management agreements. Through these management agreements and our relationship with both Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the Crues Entities. Through our management agreements with BRMG and the Crues Entities, we determine the annual budget of BRMG and the Crues Entities and make all physician employment decisions. BRMG and the Crues Entities both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreements with us, all cash flows of both BRMG and the Crues Entities are transferred to us.

We have determined that BRMG and the Crues Entities are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses of each. BRMG and the Crues Entities combined recognized $17.4 million and $12.7 million of revenue, net of management service fees to RadNet, Inc., for the three months ended March 31, 2013 and 2012, respectively, and $17.4 million and $12.7 million of operating expenses for the three months ended March 31, 2013 and 2012, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $80.6 million and $63.1 million of total billed net service fee revenue relating to these entities for the three months ended March 31, 2013 and 2012, respectively, of which $63.2 million and $50.4 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed revenue for the three months ended March 31, 2013 and 2012, respectively. The cash flows of BRMG and the Crues Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2013 and December 31, 2012, we have included approximately $60.5 million and $51.8 million, respectively, of accounts receivable and approximately $8.8 million and $6.3 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the Crues Entities combined.

The creditors of both BRMG and the Crues Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses. However, both BRMG and the Crues Entities are managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California and Manhattan, New York where we contract with BRMG and the Crues Entities for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California except for Manhattan, New York, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2013 and 2012 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2012 as amended.

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

The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012 as amended, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates.  The most significant areas involving management’s judgments and estimates are described below.

During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described in our annual report on Form 10-K for the fiscal year ended December 31, 2012 as amended.

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

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three months ended March 31, are summarized in the following table (in thousands):

	2013	2012

Commercial Insurance	$97,685	$91,745
Managed Care Capitated Payors	22,583	21,626
Medicare	35,713	34,077
Medicaid	5,777	5,570
Other	18,004	15,483
Service fee revenue, net of contractual allowances and discounts	179,762	168,500

Provision for bad debts	(6,822)	(6,484)
Net service fee revenue	$172,940	$162,016

The break-out of our service fee revenue, net of contractual allowances and discounts, is calculated based upon global payments received from consolidated imaging centers from dates of service during each respective period illustrated.

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

Deferred Tax Assets

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. At March 31, 2013, we determined that approximately $61.8 million of our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Long-Lived Assets

Goodwill at March 31, 2013 totaled $197.1 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2012.  Based on our test, we noted no impairment related to goodwill as of October 1, 2012. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2013.

Recent Accounting Standards

Reclassifications Out of Accumulated Other Comprehensive Income.  In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. The new guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements and is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this new guidance in 2013 did not impact our financial position, results of operations or cash flows.

Balance Sheet Offsetting. In December 2012, the FASB issued guidance for new disclosure requirements related to the nature of an entity’s rights of set-off and related arrangements associated with its financial instruments and derivative instruments. The new guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this new guidance in 2013 did not impact our financial position, results of operations or cash flows.

Recent Developments

On April 3, 2013, we entered into an amendment to the Refinance Agreement.  Pursuant to this amendment, we re-priced our current senior secured term loan and borrowed an additional $40.0 million under the senior secured loan facility. . More information regarding this amendment is provided under the heading “Liquidity and Capital Resources” below and more information regarding the Refinance Agreement is provided in Note 1 to our unaudited condensed consolidated financial statements included in Item 1, Part I of this quarterly report.

On April 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) published its Contract Year 2014 Final Call Letter. In the Final Call Letter, CMS made the assumption that Congressional action would be taken to prospectively fix the Medicare physician fee schedule’s sustainable growth rate formula and that there would be a 0% change in the Medicare physician fee schedule rates for 2014. Based on these assumptions, CMS estimated a 3.3% increase in the 2014 Medicare Advantage rates.

Facility Acquisitions and Dispositions

On February 28, 2013, we completed our acquisition of a multi-modality imaging center located in Brooklyn, New York by exercising a $1.00 purchase option to acquire an initial 50% interest (we acquired this option through our December 31, 2012 acquisition of Lenox Hill Radiology which we valued at approximately$2.5 million) and then by purchasing the remaining 50% interest from the existing partner for approximately $2.4 million in cash. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $813,000 of fixed assets, $4.2 million of goodwill and $124,000 of notes payable was recorded with respect to this transaction.

On February 8, 2013, we completed the acquisition of a multi modality imaging center located in Manhattan, New York for $1.0 million. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.0 million of fixed assets was recorded with respect to this transaction.

On February 5, 2013, we sold a 10% interest in a wholly owned limited liability company consisting of two multi-modality imaging centers located in Bel Air, Maryland for approximately $2.6 million. On the date of sale, we recorded approximately $439,000 of non-controlling interests and $2.2 million of additional paid in capital with respect to this transaction.

On January 30, 2013, we purchased for $430,000 an additional 20.9% interest in a joint venture multi-modality imaging center located in Manhattan, New York of which we initially held a 31.5% interest from our December 31, 2012 acquisition of Lenox Hill Radiology which we valued at approximately $648,000. This additional 20.9% interest gave us a 52.4% controlling interest and so accordingly, we began consolidating this imaging center, recording all of its assets and liabilities at their fair value at January 30, 2013. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $358,000 of working capital, $2.1 million of fixed assets, $2.0 million of goodwill, $2.4 million of notes payable and $979,000 of non-controlling interests was recorded with respect to this transaction.

On January 1, 2013, we completed our acquisition of a breast surgery practice located in Mission Viejo, California for $350,000. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $135,000 of working capital, $30,000 of fixed assets and $185,000 of goodwill was recorded with respect to this transaction.

On December 31, 2012, we completed our acquisition of Lenox Hill Radiology, consisting of three multi-modality imaging centers as well as three additional x-ray facilities all located in Manhattan, New York. We also acquired in this transaction a 31.5% interest in a joint venture multi-modality imaging center in Manhattan, New York and an option to purchase a 50% interest in a multi-modality imaging center located in Brooklyn, New York for $1.00. The purchase price consisted of approximately $28.4 million in cash. With the services of an external valuation expert, we have made a final fair value determination of the acquired assets and assumed liabilities and $4.5 million of working capital, $8.7 million of fixed assets, which is approximately $1.5 million higher than our initial estimate, $648,000 of joint venture interests, $2.5 million in a $1.00 joint venture purchase option, $100,000 of intangible assets , $14.0 million of goodwill and indefinite life intangibles which is approximately $1.3 million lower than our initial estimate, the assumption of approximately $650,000 of other liabilities, which is approximately $150,000 higher than our initial estimate, and $1.3 million of capital lease debt was recorded with respect to this transaction.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to service fee revenue, net of contractual allowances and discounts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	100.0%	100.0%
Provision for bad debts	-3.8%	-3.8%
Net service fee revenue	96.2%	96.2%

OPERATING EXPENSES
Cost of operations	83.2%	80.4%
Depreciation and amortization	8.2%	8.8%
Loss on sale and disposal of equipment	0.1%	0.0%
Severance costs	0.1%	0.3%
Total operating expenses	91.6%	89.5%

INCOME FROM OPERATIONS	4.6%	6.7%

OTHER EXPENSES
Interest expense	6.8%	8.1%
Other income	0.0%	-0.7%
Total other expenses	6.8%	7.4%

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-2.1%	-0.7%
Benefit from (provision for) income taxes	0.7%	-0.1%
Equity in earnings of joint ventures	0.7%	0.7%
NET LOSS	-0.8%	-0.1%
Net loss attributable to noncontrolling interests	0.0%	0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-0.7%	-0.1%

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Service Fee Revenue

Service fee revenue for the three months ended March 31, 2013 was $179.8 million compared to $168.5 million for the three months ended March 31, 2012, an increase of $11.3 million, or 6.7%.

Service fee revenue, including only those centers which were in operation throughout the first quarters of both 2013 and 2012 decreased $11.9 million, or 7.1%. The comparison of this year’s first quarter to the same quarter last year was greatly affected by certain factors that made last year’s first quarter performance comparatively stronger.  One of these is the fact that last year’s first quarter had one additional workday associated with the leap year. Another is the fact that last year’s first quarter was operated during an exceptionally mild winter in the northeast, allowing our centers in the northeast to remain open without incident throughout that period. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2012. For the three months ended March 31, 2013, service fee revenue from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $24.1 million. For the three months ended March 31, 2012, service fee revenue from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $921,000.

Provision for Bad Debts

Provision for bad debts increased $338,000, or 5.2%, to $6.8 million, or 3.8% of service fee revenue, for the three months ended March 31, 2013 compared to $6.5 million, or 3.8% of service fee revenue, for the three months ended March 31, 2012. This increase is in line with the increase in service fee revenues.

Operating Expenses

Cost of operations for the three months ended March 31, 2013 increased approximately $14.2 million, or 10.5%, from $135.4 million for the three months ended March 31, 2012 to $149.6 million for the three months ended March 31, 2013. The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012

Salaries and professional reading fees, excluding stock-based compensation	$81,691	$74,184
Stock-based compensation	952	1,175
Building and equipment rental	16,303	14,908
Medical supplies	9,178	9,999
Other operating expenses *	41,438	35,134
Cost of operations	149,562	135,400

Depreciation and amortization	14,760	14,892
Loss on sale and disposal of equipment	170	24
Severance costs	123	449
Total operating expenses	$164,615	$150,765

*	Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $7.5 million, or 10.2%, to $81.7 million for the three months ended March 31, 2012 compared to $74.2 million for the three months ended March 31, 2012.

Salaries and professional reading fees, including only those centers which were in operation throughout the first quarters of both 2013 and 2012, decreased $1.1 million, or 1.4%. This 1.4% decrease is in line with our decrease in procedure volumes at these centers. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the three months ended March 31, 2013, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was approximately $8.6 million. For the three months ended March 31, 2012, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was approximately $65,000.

Stock-based compensation

Stock-based compensation decreased $223,000, or 19.0%, to approximately $952,000 for the three months ended March 31, 2013 compared to $1.2 million for the three months ended March 31, 2012. The decrease is due to fewer equity compensation instruments being issued during the three months ended March 31, 2013 compared to the same period last year.

Building and equipment rental

Building and equipment rental expenses increased $1.4 million, or 9.4%, to $16.3 million for the three months ended March 31, 2013 compared to $14.9 million for the three months ended March 31, 2012.

Building and equipment rental expenses, including only those centers which were in operation throughout the first quarters of both 2013 and 2012, decreased $180,000, or 1.2%. This 1.2% decrease is primarily due to equipment lease buy-outs occurring subsequent to March 31, 2012. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the three months ended March 31, 2013, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was approximately $1.6 million. For the three months ended March 31, 2012, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $44,000.

Medical supplies

Medical supplies expense decreased $821,000, or 8.2%, to $9.2 million for the three months ended March 31, 2013 compared to $10.0 million for the three months ended March 31, 2012.

Medical supplies expenses, including only those centers which were in operation throughout the first quarters of both 2013 and 2012, decreased $1.7 million, or 17.5%. This 17.5% decrease is due to the reduction in our procedure volumes as well as an increase in rebates we receive from certain vendors. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the three months ended March 31, 2013, medical supplies expense from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $931,000.

Depreciation and amortization

Depreciation and amortization decreased $132,000, or 0.9%, to $14.8 million for the three months ended March 31, 2013 compared to the same period last year. The decrease is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our first quarter of 2012.

Interest expense

Interest expense for the three months ended March 31, 2013 decreased approximately $1.4 million, or 10.5%, to $12.1 million for the three months ended March 31, 2013 compared to $13.6 million for the three months ended March 31, 2012. Interest expense for the three months ended March 31, 2013 included $857,000 of amortization of deferred loan costs and discount on issuance of debt. Interest expense for the three months ended March 31, 2012 included $836,000 of amortization of deferred loan costs and discount on issuance of debt as well as $276,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. See “Liquidity and Capital Resources” below for more details on our debt refinancing. Excluding these adjustments to interest expense for each period, interest expense decreased approximately $1.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. This decrease was primarily due to a reduction in interest relating to our interest rate swaps, which contractually ended in November 2012.

Other income

For the three months ended March 31, 2012, we recorded approximately $1.2 million of other income primarily related to fair value adjustments on our interest rate swaps.

Equity in earnings from unconsolidated joint ventures

For the three months ended March 31, 2013, we recognized equity in earnings from unconsolidated joint ventures of $1.2 million compared to $1.3 million for the three months ended March 31, 2012. This decrease is primarily due to a change in estimated collection rates applied to revenue recognized subsequent to March 31, 2012.

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

The following is a reconciliation of GAAP net loss to Adjusted EBITDA for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012

Net Loss Attributable to RadNet, Inc. Common Stockholders	$(1,342)	$(111)
Plus (Benefit from) provision for Income Taxes	(1,248)	245
Minus Other Income	(2)	(1,147)
Plus Interest Expense	12,147	13,567
Plus Severence Costs	123	449
Plus Loss on Sale and Disposal of Equipment	170	24
Plus Depreciation and Amortization	14,760	14,892
Plus Non Cash Employee Stock-Based Compensation	952	1,175
Adjusted EBITDA	$25,560	$29,094

Liquidity and Capital Resources

We had cash and cash equivalents of $431,000 and accounts receivable of $134.9 million at March 31, 2013, compared to cash and cash equivalents of $362,000 and accounts receivable of $129.2 million at December 31, 2012. We had a working capital balance of $37.8 million and $37.3 million at March 31, 2013 and December 31, 2012, respectively.  We had a net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2013 and 2012 of $3.0 million and 111,000, respectively.  We also had a stockholders’ equity deficit of $19,000 and $2.0 million at March 31, 2013 and December 31, 2012, respectively.

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

We and our subsidiaries or affiliates may from time to time, in our or their sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities in privately negotiated or open market transactions, by tender offer or otherwise. However, we have no formal plan of doing so at this time.

Included in our condensed consolidated balance sheet at March 31, 2013 are $198.1 million of senior notes (net of unamortized discounts of $1.9 million), $341.1 million of senior secured term loan debt (net of unamortized discounts of $7.2 million) and $34.5 million aggregate principal amount outstanding under the revolving credit facility.

Accordingly, the par values outstanding of our senior notes and senior secured term loan are $200 million and $348.25 million, respectively.

Sources and Uses of Cash

Cash provided by operating activities was $15.2 million and $15.4 million for the three months ended March 31, 2013 and 2012, respectively.

Cash used in investing activities was $14.4 million and $12.8 million for the three months ended March 31, 2013 and 2012, respectively.  For the three months ended March 31, 2013, we purchased property and equipment for approximately $12.9 million, acquired the assets and businesses of additional imaging facilities for approximately $3.6 million (see Note 2 to the condensed consolidated financial statements of this quarterly report), and purchased additional equity interests in non-consolidated joint ventures for $724,000. Offsetting our cash used in investing activities was $2.6 million in proceeds from the sale of a non-controlling interest in one of our consolidated joint ventures, and $270,000 of proceeds from the sale of imaging equipment.

Cash used in financing activities was $728,000 and $3.3 million for the three months ended March 31, 2013 and 2012, respectively.  The cash used in financing activities for the three months ended March 31, 2013, was primarily due to principal payments on our notes offset in part by net proceeds from borrowings under our line of credit.

Financing Activities

In April 2010, we completed a series of transactions for an aggregate of $585 million. As part of the transactions that were completed, our wholly owned subsidiary, Radnet Management, Inc., issued and sold $200.0 million in 10 3/8% senior unsecured notes due 2018 (the “senior notes”). The senior notes initially issued on April 6, 2010 in a private placement were subsequently publicly offered for exchange enabling holders of the outstanding senior notes to exchange the outstanding notes for publicly registered exchange notes with nearly identical terms. The exchange offer was completed on February 14, 2011. Additional information regarding the senior notes is provided in Note 1 to our unaudited condensed consolidated financial statements included in Item 1, Part 1 of this quarterly report.

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

In October 2012, we completed a refinancing of the Credit Facility by entering into a new Credit and Guaranty Agreement with a syndicate of banks and other financial institutions (the “Refinance Agreement”). The total amount of refinancing was $451.25 million, consisting of (i) a $350 million senior secured term loan and (ii) a $101.25 million senior secured revolving credit facility. The obligations of Radnet Management, Inc. under the Refinance Agreement are guaranteed by RadNet, Inc. and all of Radnet Management’s current and future domestic subsidiaries and certain of our affiliates. The obligations under the Refinance Agreement, including the guarantees, are secured by a perfected first-priority security interest in all of Radnet Management’s and the guarantors’ tangible and intangible assets, including, but not limited to, pledges of equity interests of Radnet Management and all of our current and future domestic subsidiaries.

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

The terms and conditions of the Refinance Agreement are more fully described in Note 1 to our unaudited condensed consolidated financial statements included above in Item 1, Part I of this quarterly report.

On April 3, 2013, we entered into a first amendment to the Refinance Agreement.  Pursuant to this amendment, we re-priced our current senior secured term loans and borrowed an additional $40.0 million under the senior secured loan facility. Pursuant to the amendment to the Refinance Agreement, the interest rate spread over LIBOR for the senior secured term loans has been reduced from 4.25% to 3.25% and the interest rate spread over the alternative base rate for the senior secured term loans has been reduced from 3.25% to 2.25%. The minimum LIBOR rate underlying the senior secured term loans has been reduced from 1.25% to 1.0%. The other material terms of Refinance Agreement remain unchanged and are described in Note 1 to our unaudited condensed consolidated financial statements included above in Item 1, Part I of this quarterly report.

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

After the completion of the acquisition of Image Medical Corporation, the parent of eRAD, Inc. on October 1, 2010, we maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical 1% increase in the rate of exchange of foreign currencies against the dollar for 2013 would have resulted in an increase of approximately $10,000 in our operating expenses for the year.

Interest Rate Sensitivity.   RadNet Inc. pays interest on various types of debt instruments to its suppliers, investors and lending institutions.  The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates include leases on equipment and interest due on our $200 million outstanding senior notes.  Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either LIBOR or prime rates of interest.  Under the Refinance Agreement’s LIBOR election facility, borrowed funds bear a 1.25% floor or 6 month LIBOR plus an applicable margin of 4.25%.  At March 31, 2013, we had $348.3 million outstanding subject to a LIBOR election.  As the LIBOR floor exceeds the current spot rate of 6 month LIBOR, the spot rate would have to increase more than 81 basis points before an additional interest expense would be accrued.  An increase of 181 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $3.5 million of interest expense.  At March 31, 2013, an additional $35.4 million was tied to the prime rate.  A hypothetical 1% increase in the prime rate for 2012-2013 would have resulted in an annual increase of approximately $354,000.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

The following is an update to a risk factor described in our annual report on Form 10-K for the year ended December 31, 2012, as amended, and should be read in conjunction with the other risk factors therein. The risks described below and in our Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On April 1, 2013, CMS published its Contract Year 2014 Final Call Letter. In the Final Call Letter, CMS made the assumption that Congressional action would be taken to prospectively fix the Medicare physician fee schedule’s sustainable growth rate formula and that there would be a 0% change in the Medicare physician fee schedule rates for 2014. Based on these assumptions, CMS estimated a 3.3% increase in the 2014 Medicare Advantage rates. An increase in the 2014 Medicare Advantage rates would increase our revenues derived from serviced rendered by Medicare Advantage enrolleees. However, we cannot predict how future Congressional action relating to the SGR fomula will impact our revenues and there continues to be a risk that Congress will be unable to resolve the SGR formulat’s automatic rate reductions which could subsequently reduce Medicare Advantage plan payments and could have a negative impact on our revenues.

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

The 2013 Medicare Physician Fee Schedule also expanded a reduction in reimbursement for multiple images on contiguous body parts to new services, namely diagnostic cardiovascular services and ophthalmology services.  Medicare has a longstanding policy to reduce payment by 50% for the second and subsequent procedures furnished to the same beneficiary by a single physician or physicians in the same group practice on the same day, largely based on the presence of efficiencies in the practice expense and physician work.  This policy already applies to the technical and professional component of advanced imaging services.  Under the new expansion CMS shall apply a 25% reduction to the technical component of second and subsequent diagnostic cardiovascular services, and a 20% reduction to the technical component of second and subsequent diagnostic ophthalmology services, furnished by the same physician (or physicians in the same group practice) to the same beneficiary, on the same day.  This further reduces payments for physician services relating to diagnostic imaging, and our associated revenues.  Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS in the Federal Register.  Current payment rates for certain diagnostic services using equipment costing more than $1 million are subject to usage assumptions at a usage rate of 75%.  However, as part of ATRA, Congress paid for part of the SGR freeze by increasing the equipment utilization threshold for advanced imaging modalities from the current 75% to 90% beginning January 2014.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3	Defaults Upon Senior Securities

None

5
ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None

ITEM 6	Exhibits

Reference is made to the Exhibit Index included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.

(Registrant)

Date: May 10, 2013	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, the Incentive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

