Form 10-Q
period 2013-06-30
RadNet, Inc.
filed 2013-08-09
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on August 5, 2013, was 40,089,196 shares.

Table of Contents

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$251	$362
Accounts receivable, net	139,373	129,194
Current portion of deferred tax assets	5,888	7,607
Prepaid expenses and other current assets	16,758	18,737
Total current assets	162,270	155,900
PROPERTY AND EQUIPMENT, NET	219,679	216,560
OTHER ASSETS
Goodwill	196,090	193,871
Other intangible assets	51,462	51,674
Deferred financing costs	11,210	11,977
Investment in joint ventures	28,646	28,598
Deferred tax assets, net of current portion	53,817	52,790
Deposits and other	3,559	3,749
Total assets	$726,733	$715,119

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$108,417	$105,929
Due to affiliates	1,230	1,602
Deferred revenue	1,348	1,273
Current portion of deferred rent	1,360	1,164
Current portion of notes payable	5,544	4,703
Current portion of obligations under capital leases	2,540	3,942
Total current liabilities	120,439	118,613
LONG-TERM LIABILITIES
Deferred rent, net of current portion	17,498	15,850
Line of credit	1,000	33,000
Notes payable, net of current portion	571,740	537,009
Obligations under capital lease, net of current portion	2,922	3,753
Other non-current liabilities	8,194	8,895
Total liabilities	721,793	717,120

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.0001 par value, 200,000,000 shares authorized; 40,089,196, and 38,540,482 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4	4
Paid-in-capital	172,667	168,415
Accumulated other comprehensive (loss) income	(78)	39
Accumulated deficit	(169,749)	(171,093)
Total RadNet, Inc.'s stockholders' equity (deficit)	2,844	(2,635)
Noncontrolling interests	2,096	634
Total stockholders' equity (deficit)	4,940	(2,001)
Total liabilities and stockholders' equity (deficit)	$726,733	$715,119

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$183,475	$171,746	$363,237	$340,246
Provision for bad debts	(6,955)	(6,395)	(13,777)	(12,879)
Net service fee revenue	176,520	165,351	349,460	327,367

OPERATING EXPENSES
Cost of operations	148,698	136,554	298,260	271,954
Depreciation and amortization	14,528	14,893	29,288	29,785
Loss on sale and disposal of equipment	192	276	362	300
Severance costs	117	163	240	612
Total operating expenses	163,535	151,886	328,150	302,651

INCOME FROM OPERATIONS	12,985	13,465	21,310	24,716

OTHER EXPENSES
Interest expense	11,343	13,475	23,490	27,042
Equity in earnings of joint ventures	(1,658)	(1,986)	(2,864)	(3,248)
Gain on sale of imaging centers	(2,108)	–	(2,108)	–
Other expense (income)	150	(1,344)	148	(2,491)
Total other expenses	7,727	10,145	18,666	21,303

INCOME BEFORE INCOME TAXES	5,258	3,320	2,644	3,413
Provision for income taxes	(2,497)	(421)	(1,249)	(666)

NET INCOME	2,761	2,899	1,395	2,747
Net income (loss) attributable to noncontrolling interests	75	(47)	51	(88)
NET INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$2,686	$2,946	$1,344	$2,835

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.07	$0.08	$0.03	$0.08

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.07	$0.07	$0.03	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,217,122	37,761,316	39,038,904	37,715,723

Diluted	39,829,663	39,430,716	39,853,298	39,215,632

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET INCOME	$2,761	$2,899	$1,395	$2,747
Foreign currency translation adjustments	(58)	20	(117)	26
Reclassification of net cash flow hedge losses included in net income during the period	–	275	–	551
COMPREHENSIVE INCOME	2,703	3,194	1,278	3,324
Less comprehensive income (loss) attributable to non-controlling interests	75	(47)	51	(88)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$2,628	$3,241	$1,227	$3,412

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total RadNet, Inc.'s Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	(loss)	(Deficit)	Interests	(Deficit)
BALANCE - JANUARY 1, 2013	38,540,482	$4	$168,415	$(171,093)	$39	$(2,635)	$634	$(2,001)
Issuance of common stock upon exercise of options/warrants	898,714	–	469	–	–	469	–	469
Stock-based compensation	–	–	1,582	–	–	1,582	–	1,582
Issuance of restricted stock	650,000	–	–	–	–	–	–	–
Sale of a noncontrolling interest in one of our consolidated joint ventures	–	–	2,201	–	–	2,201	439	2,640
Purchase of a controlling interest in a joint venture	–	–	–	–	–	–	979	979
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(7)	(7)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(117)	(117)	–	(117)
Net income	–	–	–	1,344	–	1,344	51	1,395
BALANCE - June 30, 2013	40,089,196	$4	$172,667	$(169,749)	$(78)	$2,844	$2,096	$4,940

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,395	$2,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,288	29,785
Provision for bad debt	13,777	12,879
Equity in earnings of joint ventures	(2,864)	(3,248)
Distributions from joint ventures	3,971	3,375
Deferred rent amortization	1,844	2,582
Amortization of deferred financing cost	1,066	1,205
Amortization of bond and term loan discount	1,025	469
Loss on sale and disposal of equipment	362	300
Gain on sale of imaging centers	(2,108)	–
Amortization of cash flow hedge	–	551
Stock-based compensation	1,582	1,706
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(23,171)	(14,097)
Other current assets	(423)	(1,887)
Other assets	190	(29)
Deferred taxes	692	–
Deferred revenue	75	(68)
Accounts payable, accrued expenses and other	2,076	4,547
Net cash provided by operating activities	28,777	40,817

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(3,625)	(9,917)
Purchase of property and equipment	(28,349)	(25,347)
Proceeds from sale of equipment	505	446
Proceeds from sale of imaging facilities	3,920	2,300
Proceeds from sale of joint venture interests	2,640	–
Purchase of equity interest in joint ventures	(1,803)	(920)
Net cash used in investing activities	(26,712)	(33,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(5,211)	(8,016)
Deferred financing costs	(432)	–
Proceeds from borrowings upon refinancing	35,122	–
Net (payments on) proceeds from line of credit	(32,000)	1,500
Payments to counterparties of interest rate swaps, net of amounts received	–	(3,046)
Distributions to noncontrolling interests	(7)	(64)
Proceeds from issuance of common stock upon exercise of options/warrants	469	–
Net cash used in financing activities	(2,059)	(9,626)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(117)	26
NET DECREASE IN CASH AND CASH EQUIVALENTS	(111)	(2,221)
CASH AND CASH EQUIVALENTS, beginning of period	362	2,455
CASH AND CASH EQUIVALENTS, end of period	$251	$234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$21,792	$24,451

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $13.3 million and $12.5 million during the six months ended June 30, 2013 and 2012, respectively, that we had not paid for as of June 30, 2013 and 2012, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

Detail of investing activity related to acquisitions can be found in Note 2.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At June 30, 2013, we operated directly or indirectly through joint ventures, 248 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. Our operations comprise a single segment for financial reporting purposes.

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

John V. Crues III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG. Dr. Crues also owns a controlling interest in three medical groups (“Crues Entities”) which provide professional medical services at our imaging facilities located in New York, New York, which we acquired as part of our December 31, 2012 acquisition of Lenox Hill.

RadNet provides non-medical, technical and administrative services to BRMG and the Crues Entities for which it receives a management fee, pursuant to the related management agreements. Through these management agreements and our relationship with both Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision-making related to the ongoing business operations of BRMG and the Crues Entities. Through our management agreements with BRMG and the Crues Entities, we determine the annual budget of BRMG and the Crues Entities and make all physician employment decisions. BRMG and the Crues Entities both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreements with us, all cash flows of both BRMG and the Crues Entities are transferred to us.

We have determined that BRMG and the Crues Entities are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each. BRMG and the Crues Entities combined recognized $16.1 million and $13.5 million of revenue, net of management service fees to RadNet, Inc., for the three months ended June 30, 2013 and 2012, respectively, and $16.1 million and $13.5 million of operating expenses for the three months ended June 30, 2013 and 2012, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $77.7 million and $67.1 million of total billed net service fee revenue relating to these VIE’s for the three months ended June 30, 2013 and 2012, respectively, of which $61.7 million and $53.6 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended June 30, 2013 and 2012, respectively.

BRMG and the Crues Entities combined recognized $33.5 million and $26.2 million of revenue, net of management service fees to RadNet, Inc., for the six months ended June 30, 2013 and 2012, respectively, and $33.5 million and $26.2 million of operating expenses for the six months ended June 30, 2013 and 2012, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $158.3 million and $130.2 million of total billed net service fee revenue relating to these VIE’s for the six months ended June 30, 2013 and 2012, respectively, of which $124.8 million and $104.0 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed net service fee revenue for the six months ended June 30, 2013 and 2012, respectively.

The cash flows of BRMG and the Crues Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at June 30, 2013 and December 31, 2012, we have included approximately $59.9 million and $51.8 million, respectively, of accounts receivable and approximately $7.6 million and $6.3 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the Crues Entities combined.

The creditors of both BRMG and the Crues Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the Crues Entities. However, both BRMG and the Crues Entities are managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California and New York, New York where we contract with BRMG and the Crues Entities for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California except for New York, New York, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-Crues Entities) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2013 and 2012 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2012, as amended.

Significant Accounting Policies

As of the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2012 as amended.

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to BRMG centers, this service fee revenue includes payments for the professional medical interpretations as well as payment for all other aspects of providing the imaging services, for which we earn management fees from BRMG. As it relates to non-BRMG centers, this service fee revenue is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and six months ended June 30, are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Commercial Insurance/Managed Care Capitation	$122,693	$115,332	$243,043	$228,788
Medicare	36,815	34,500	72,591	68,107
Medicaid	6,285	5,833	11,997	11,572
Workers Compensation/Personal Injury	8,802	7,500	18,307	14,878
Other	8,880	8,581	17,299	16,901
Service fee revenue, net of contractual allowances and discounts	183,475	171,746	363,237	340,246

Provision for bad debts	(6,955)	(6,395)	(13,777)	(12,879)
Net service fee revenue	$176,520	$165,351	$349,460	$327,367

The break-out of our service fee revenue, net of contractual allowances and discounts, is calculated based upon the aggregate payments received from all consolidated imaging centers from dates of service during each respective period illustrated.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $251,000 and accounts receivable of $139.4 million at June 30, 2013, compared to cash and cash equivalents of $362,000 and accounts receivable of $129.2 million at December 31, 2012. We had a working capital balance of $41.8 million and $37.3 million at June 30, 2013 and December 31, 2012, respectively.  We had net income attributable to RadNet, Inc. common stockholders for the six months ended June 30, 2013 and 2012 of $1.3 million and $2.8 million, respectively.  We also had stockholders’ equity (deficit) of $4.9 million and ($2.0 million) at June 30, 2013 and December 31, 2012, respectively.

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

Included in our condensed consolidated balance sheet at June 30, 2013 are $198.2 million of senior notes (net of unamortized discounts of $1.8 million), $375.7 million of senior secured term loan debt (net of unamortized discounts of $11.6 million) and $1.0 million aggregate principal amount outstanding under the revolving credit facility.

Accordingly, the par values outstanding of our senior notes and senior secured term loan are $200 million and $387.3 million, respectively.

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

Payments. Commencing on December 31, 2012 we began making quarterly amortization payments on the term loan facility under the Refinance Agreement, each in the amount of $875,000, with the remaining principal balance to be paid at maturity.  Under the Refinance Agreement, we are also required to make mandatory prepayments, subject to specified exceptions, from consolidated excess cash flow, and upon certain events, including, but not limited to, (i) the receipt of net cash proceeds from the sale or other disposition of any property or assets by us or any of our subsidiaries, (ii) the receipt of net cash proceeds from insurance or condemnation proceeds paid on account of any loss of any property or assets of us or any of our subsidiaries, and (iii) the receipt of net cash proceeds from the incurrence of indebtedness by us or any of our subsidiaries (other than certain indebtedness otherwise permitted under the Refinance Agreement).

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

2013 Amendment to the Refinance Agreement

On April 3, 2013, we entered into a first amendment to the Refinance Agreement.  Pursuant to this amendment, we re-priced the balance of our term loan of $348.3 million and borrowed an additional $40.0 million for a new senior secured term loan total of $388.3 million. The proceeds from the amendment were used to: (i) repay in full all existing Term Loans under the Refinance Agreement; (ii) repay outstanding revolving loans; (iii) repay premium, fees and expenses incurred; and (iv) general corporate purposes.

The amendment provides for the following:

Interest. The interest rate spread over LIBOR for the senior secured term loans was reduced from 4.25% to 3.25% and the interest rate spread over the alternative base rate for the senior secured term loans was reduced from 3.25% to 2.25%. The minimum LIBOR rate underlying the senior secured term loans was reduced from 1.25% to 1.0%. The minimum alternative base rate was reduced from 2.25% to 2.0%. On a same principal basis of $348.3 million, the rate changes listed above will result in a reduction of interest expense by approximately $19.9 million over the same financing period of the 2012 Refinance Agreement.

Payments. Commencing on June 28, 2013, we began making quarterly amortization payments on the term loan facility under the amendment in the amount of $975,000, with the remaining principal balance to be paid at maturity.

The other material terms of the amendment remain unchanged compared to the Refinance Agreement, as described above under the heading “2012 Refinancing.”

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture. As of June 30, 2013, we were in compliance with all covenants.

NOTE 2 – FACILITY ACQUISITIONS & DISPOSITIONS

On May 1, 2013, we acquired a 40% equity interest in Orange County Radiation Oncology, LLC, a Radiation Oncology Center located in Orange County, California for cash consideration of $1.0 million. As of May 1, 2013 we have accounted for this investment under the equity method.

On April 1, 2013, we sold one of our wholly-owned multi-modality imaging centers located in Northfield, New Jersey for $3.9 million in cash. The net book value associated with the imaging center was $1.8 million on the date of sale and accordingly a gain of $2.1 million was recorded with respect to this transaction.

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

On February 8, 2013, we completed the acquisition of a multi-modality imaging center located in New York, New York for $1.0 million. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.0 million of fixed assets was recorded with respect to this transaction.

On February 5, 2013, we sold a 10% interest in a wholly owned limited liability company consisting of two multi-modality imaging centers located in Bel Air, Maryland for approximately $2.6 million. On the date of sale, we recorded approximately $439,000 of non-controlling interests and $2.2 million of additional paid in capital with respect to this transaction.

On January 30, 2013, we purchased for $430,000 an additional 20.9% interest in a joint venture multi-modality imaging center located in New York, New York of which we initially held a 31.5% interest from our December 31, 2012 acquisition of Lenox Hill Radiology which we valued at approximately $648,000. This additional 20.9% interest gave us a 52.4% controlling interest and so accordingly, we began consolidating this imaging center, recording all of its assets and liabilities at their fair value at January 30, 2013.We have made a fair value determination of the acquired assets and assumed liabilities and approximately $358,000 of working capital, $2.1 million of fixed assets, $2.0 million of goodwill, $2.4 million of notes payable and $979,000 of non-controlling interests was recorded with respect to this transaction.

On January 1, 2013, we completed our acquisition of a breast surgery practice located in Mission Viejo, California for $350,000. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $135,000 of working capital, $30,000 of fixed assets and $185,000 of goodwill was recorded with respect to this transaction.

On December 31, 2012, we completed our acquisition of Lenox Hill Radiology, consisting of three multi-modality imaging centers as well as three additional x-ray facilities all located in New York, New York. We also acquired in this transaction a 31.5% interest in a joint venture multi-modality imaging center in New York, New York and an option to purchase a 50% interest in a multi-modality imaging center located in Brooklyn, New York for $1.00. The purchase price consisted of approximately $28.4 million in cash. In the first quarter of 2013, with the services of an external valuation expert, we made a final fair value determination of the acquired assets and assumed liabilities and $4.5 million of working capital, $8.7 million of fixed assets, which is approximately $1.5 million higher than our initial estimate, $648,000 of joint venture interests, $2.5 million in a $1.00 joint venture purchase option, $100,000 of intangible assets , $14.0 million of goodwill and indefinite life intangibles which is approximately $1.3 million lower than our initial estimate, the assumption of approximately $650,000 of other liabilities, which is approximately $150,000 higher than our initial estimate, and $1.3 million of capital lease debt was recorded with respect to this transaction.

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

NOTE 4 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income attributable to RadNet, Inc.'s common stockholders	$2,686	$2,946	$1,344	$2,835

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS

Weighted average number of common shares outstanding during the period	39,217,122	37,761,316	39,038,904	37,715,723
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.07	$0.08	$0.03	$0.08

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	39,217,122	37,761,316	39,038,904	37,715,723
Add nonvested restricted stock subject only to service vesting	302,799	521,667	302,438	494,744
Add additional shares issuable upon exercise of stock options and warrants	309,742	1,147,733	511,956	1,005,165
Weighted average number of common shares used in calculating diluted net income per share	39,829,663	39,430,716	39,853,298	39,215,632
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.07	$0.07	$0.03	$0.07

NOTE 5 – INVESTMENT IN JOINT VENTURES

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

The following table is a roll forward of our investment in joint ventures during the six months ended June 30, 2013 (in thousands):

Balance as of December 31, 2012	$28,598
Acquisition of a controlling interest in a joint venture (see Note 2)	(648)
Purchase of a 40% interest in a new joint venture (see Note 2)	1,000
Equity contributions in existing joint ventures	803
Equity earnings in these joint ventures	2,864
Distribution of earnings	(3,971)
Balance as of June 30, 2013	$28,646

We received management service fees from the centers underlying these joint ventures of approximately $2.7 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $4.7 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively, and eliminated the uncollected portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of June 30, 2013 and for the six months ended June 30, 2013 and 2012 (in thousands):

Balance Sheet Data:	June 30, 2013
Current assets	$14,802
Noncurrent assets	49,216
Current liabilities	(6,995)
Noncurrent liabilities	(6,286)
Total net assets	$50,737

Book value of Radnet joint venture interests	$22,880
Cost in excess of book value of acquired joint venture interests	5,273
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	493
Total value of Radnet joint venture interests	$28,646

Total book value of other joint venture partner interests	$27,857

Income Statement Data for the six months ended June 30,	2013	2012

Net revenue	$45,209	$41,955
Net income	$5,952	$7,016

NOTE 6 – STOCK-BASED COMPENSATION

Options and Warrants

We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of June 30, 2013, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of June 30, 2013, 4,916,250, or approximately 89.3%, of the 5,506,250 outstanding stock options and warrants granted under our option plans are fully vested.  During the six months ended June 30, 2013, we did not grant options or warrants under the 2006 Plan.

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

As of June 30, 2013, 330,000, or 100%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the six months ended June 30, 2013, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions for the six months ended June 30, 2013:

Outstanding Options and Warrants Under the 2006 Plan and 2000 Plan	Shares	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2012	6,231,250	$3.58
Granted	–	-
Exercised	–	-
Canceled or expired	(725,000)	6.82
Balance, June 30, 2013	5,506,250	3.16	1.61	$960,013
Exercisable at June 30, 2013	4,916,250	3.19	1.48	894,879

		Weighted Average Exercise Price Per	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Non-Plan Outstanding Warrants	Shares	Common Share	(in years)	Value
Balance, December 31, 2012	1,502,898	$1.50
Granted	–	-
Exercised	(1,172,898)	1.12
Canceled or expired	–	-
Balance, June 30, 2013	330,000	2.87	1.60	$6,000
Exercisable at June 30, 2013	330,000	2.87	1.60	6,000

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2013 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on June 30, 2013. The total intrinsic value of options and warrants exercised during the six months ended June 30, 2013 and 2012 was approximately $2.3 million and $265,000, respectively. As of June 30, 2013, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $470,000, which is expected to be recognized over a weighted average period of approximately 0.8 years.

Restricted Stock Awards

The 2006 Plan permits the award of restricted stock. On January 2, 2013, we granted awards for 450,000 shares of our common stock to certain employees. Of the awards granted, 170,000 were vested on the award date, 140,000 cliff vest after one year provided that the employees remain continuously employed through the vesting date and 140,000 cliff vest after two years provided that the employees remain continuously employed through the vesting date. We valued the awards based on the closing market price of our stock on January 2, 2013 which was $2.51 per share. On April 1, 2013, we granted an award for 200,000 shares of our common stock to an affiliated physician. Of this award granted, 40,000 was vested on the award date, 40,000 cliff vests after one year provided that the affiliated physician remains continuously affiliated with the Company through the vesting date, 40,000 cliff vests after two years provided that the affiliated physician remains continuously affiliated with the Company through the vesting date, 40,000 cliff vests after three years provided that the affiliated physician remains continuously affiliated with the Company through the vesting date and 40,000 cliff vests after four years provided that the affiliated physician remains continuously affiliated with the Company through the vesting date. We valued this award based on the closing market price of our stock on April 1, 2013 which was $2.82 per share.

At June 30, 2013, the total unrecognized fair value of all restricted stock awards was approximately $1.6 million, which will be recognized over the remaining vesting period of 3.75 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at June 30, 2013, we had 7,138,750 options, warrants and shares of restricted stock outstanding, 20,000 options exercised and 3,841,250 available for grant.

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior Secured Term Loan	$–	$388,243	$–	$388,243	$387,275
Senior Notes	–	213,500	–	213,500	200,000

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior Secured Term Loan	$–	$352,180	$–	$352,180	$349,125
Senior Notes	–	204,500	–	204,500	200,000

The carrying value of our line of credit at June 30, 2013 and December 31, 2012 of $1.0 million and $33.0 million, respectively, approximated its fair value.

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

NOTE 8 - SUPPLEMENTAL GUARANTOR INFORMATION

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

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

June 30, 2013

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$–	$251	$–	$–	$251
Accounts receivable, net	–	–	68,473	70,900	–	139,373
Current deferred tax assets	–	–	5,888	–	–	5,888
Prepaid expenses and other current assets	–	11,490	4,443	825	–	16,758
Total current assets	–	11,490	79,055	71,725	–	162,270
PROPERTY AND EQUIPMENT, NET	–	51,654	162,097	5,928	–	219,679
OTHER ASSETS
Goodwill	–	49,139	142,211	4,740	–	196,090
Other intangible assets	–	150	51,217	95	–	51,462
Deferred financing costs, net	–	11,210	–	–	–	11,210
Investment in subsidiaries	2,844	359,976	15,386	–	(378,206)	–
Investment in joint ventures	–	1,001	27,645	–	–	28,646
Deferred tax assets, net of current portion	–	–	53,817	–	–	53,817
Deposits and other	–	1,521	1,959	79	–	3,559
Total assets	$2,844	$486,141	$533,387	$82,567	$(378,206)	$726,733
LIABILITIES AND EQUITY CURRENT LIABILITIES
Intercompany	$–	$(153,744)	$102,353	$51,391	$–	$–
Accounts payable, accrued expenses and other	–	49,937	47,744	10,736	–	108,417
Due to affiliates	–	–	1,230	–	–	1,230
Deferred revenue	–	–	1,348	–	–	1,348
Current portion of deferred rent	–	658	653	49	–	1,360
Current portion of notes payable	–	3,900	1,479	165	–	5,544
Current portion of obligations under capital leases	–	720	917	903	–	2,540
Total current liabilities	–	(98,529)	155,724	63,244	–	120,439
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	10,423	6,851	224	–	17,498
Line of Credit	–	1,000	–	–	–	1,000
Notes payable, net of current portion	–	570,011	425	1,304	–	571,740
Obligations under capital leases, net of current portion	–	392	2,217	313	–	2,922
Other non-current liabilities	–	–	8,194	–	–	8,194
Total liabilities	–	483,297	173,411	65,085	–	721,793
EQUITY
Total Radnet, Inc.'s equity	2,844	2,844	359,976	15,386	(378,206)	2,844
Noncontrolling interests	–	–	–	2,096	–	2,096
Total equity	2,844	2,844	359,976	17,482	(378,206)	4,940
Total liabilities and equity	$2,844	$486,141	$533,387	$82,567	$(378,206)	$726,733

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
LIABILITIES AND EQUITY (DEFICIT) CURRENT LIABILITIES
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

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended June 30, 2013

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$36,940	$118,924	$27,611	$–	$183,475
Provision for bad debts	–	(1,362)	(3,909)	(1,684)	–	(6,955)
Net service fee revenue	–	35,578	115,015	25,927	–	176,520

OPERATING EXPENSES
Cost of operations	–	28,731	95,386	24,581	–	148,698
Depreciation and amortization	–	3,152	10,984	392	–	14,528
(Gain) loss on sale and disposal of equipment	–	(199)	391	–	–	192
Severance costs	–	20	97	–	–	117
Total operating expenses	–	31,704	106,858	24,973	–	163,535

INCOME FROM OPERATIONS	–	3,874	8,157	954	–	12,985

OTHER EXPENSES
Interest expense	–	(1,333)	12,575	101	–	11,343
Equity in earnings of joint ventures	–	–	(1,658)	–	–	(1,658)
Gain on Sale of Imaging Centers	–	–	(2,108)	–	–	(2,108)
Other expenses	–	120	30	–	–	150
Total other expenses	–	(1,213)	8,839	101	–	7,727

INCOME (LOSS) BEFORE INCOME TAXES	–	5,087	(682)	853	–	5,258
Benefit from (provision for) income taxes	–	694	(3,191)	–	–	(2,497)
Equity in earnings of consolidated subsidiaries	2,686	(3,095)	778	–	(369)	–

NET INCOME (LOSS)	2,686	2,686	(3,095)	853	(369)	2,761
Net income attributable to noncontrolling interests	–	–	–	75	–	75
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,686	$2,686	$(3,095)	$778	$(369)	$2,686

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended  June 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$38,168	$118,562	$15,016	$–	$171,746
Provision for bad debts	–	(1,324)	(4,458)	(613)	–	(6,395)
Net service fee revenue	–	36,844	114,104	14,403	–	165,351

OPERATING EXPENSES
Cost of operations	–	32,633	89,674	14,247	–	136,554
Depreciation and amortization	–	3,214	11,617	62	–	14,893
Loss on sale and disposal of equipment	–	102	174	–	–	276
Severance costs	–	9	154	–	–	163
Total operating expenses	–	35,958	101,619	14,309	–	151,886

INCOME FROM OPERATIONS	–	886	12,485	94	–	13,465

OTHER EXPENSES
Interest expense	–	7,934	5,541	–	–	13,475
Equity in earnings of joint ventures	–	–	(1,986)	–	–	(1,986)
Other expenses (income)	–	(1,437)	93	–	–	(1,344)
Total other expenses	–	6,497	3,648	–	–	10,145

(LOSS) INCOME BEFORE INCOME TAXES	–	(5,611)	8,837	94	–	3,320
Provision for income taxes	–	(19)	(397)	(5)	–	(421)
Equity in earnings of consolidated subsidiaries	2,946	8,576	136	–	(11,658)	–

NET INCOME	2,946	2,946	8,576	89	(11,658)	2,899
Net loss attributable to noncontrolling interests	–	–	–	(47)	–	(47)
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,946	$2,946	$8,576	$136	$(11,658)	$2,946

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Six Months Ended June 30, 2013

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$74,448	$241,653	$47,136	$–	$363,237
Provision for bad debts	–	(2,747)	(8,499)	(2,531)	–	(13,777)
Net service fee revenue	–	71,701	233,154	44,605	–	349,460

OPERATING EXPENSES
Cost of operations	–	61,967	193,910	42,383	–	298,260
Depreciation and amortization	–	6,280	22,307	701	–	29,288
(Gain) loss on sale and disposal of equipment	–	(114)	476	–	–	362
Severance costs	–	31	207	2	–	240
Total operating expenses	–	68,164	216,900	43,086	–	328,150

INCOME FROM OPERATIONS	–	3,537	16,254	1,519	–	21,310

OTHER EXPENSES
Interest expense	–	5,340	17,966	184	–	23,490
Equity in earnings of joint ventures	–	–	(2,864)	–	–	(2,864)
Gain on Sale of Imaging Centers		–	(2,108)	–	–	(2,108)
Other expenses	–	120	28	–	–	148
Total other expenses	–	5,460	13,022	184	–	18,666

(LOSS) INCOME BEFORE INCOME TAXES	–	(1,923)	3,232	1,335	–	2,644
Benefit from (provision for) income taxes	–	694	(1,937)	(6)		(1,249)
Equity in earnings of consolidated subsidiaries	1,344	2,573	1,278		(5,195)	–

NET INCOME	1,344	1,344	2,573	1,329	(5,195)	1,395
Net income attributable to noncontrolling interests	–	–	–	51	–	51
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1,344	$1,344	$2,573	$1,278	$(5,195)	$1,344

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Six Months Ended June 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$72,712	$238,143	$29,391	$–	$340,246
Provision for bad debts	–	(2,591)	(9,056)	(1,232)	–	(12,879)
Net service fee revenue	–	70,121	229,087	28,159	–	327,367

OPERATING EXPENSES
Cost of operations	–	63,019	181,179	27,756	–	271,954
Depreciation and amortization	–	6,361	23,300	124	–	29,785
Loss on sale and disposal of equipment	–	239	61	–	–	300
Severance costs	–	42	544	26	–	612
Total operating expenses	–	69,661	205,084	27,906	–	302,651

INCOME FROM OPERATIONS	–	460	24,003	253	–	24,716

OTHER EXPENSES
Interest expense	–	15,912	11,130	–	–	27,042
Equity in earnings of joint ventures	–	–	(3,248)	–	–	(3,248)
Other (income) expense	–	(2,650)	159	–	–	(2,491)
Total other expenses	–	13,262	8,041	–	–	21,303

(LOSS) INCOME BEFORE INCOME TAXES	–	(12,802)	15,962	253	–	3,413
Provision for income taxes	–	(21)	(640)	(5)	–	(666)
Equity in earnings of consolidated subsidiaries	2,835	15,658	336	–	(18,829)	–

NET INCOME	2,835	2,835	15,658	248	(18,829)	2,747
Net loss attributable to noncontrolling interests	–	–	–	(88)	–	(88)
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,835	$2,835	$15,658	$336	$(18,829)	$2,835

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2013

(unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,344	$1,344	$2,573	$1,329	$(5,195)	$1,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	–	6,280	22,307	701	–	29,288
Provision for bad debt	–	2,747	8,499	2,531	–	13,777
Equity in earnings of consolidated subsidiaries	(1,344)	(2,573)	(1,278)	–	5,195	–
Distributions from consolidated subsidiaries	–	–	138	–	(138)	–
Equity in earnings of joint ventures	–	–	(2,864)	–	–	(2,864)
Distributions from joint ventures	–	–	3,971	–	–	3,971
Deferred rent amortization	–	928	858	58	–	1,844
Amortization of deferred financing cost	–	1,066	–	–	–	1,066
Amortization of term loan and bond discount	–	1,025	–	–	–	1,025
(Gain) loss on sale and disposal of equipment	–	(114)	476	–	–	362
Gain on sale of imaging centers	–	–	(2,108)	–	–	(2,108)
Stock-based compensation	–	395	1,187	–	–	1,582
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(6,292)	(16,879)	–	(23,171)
Other current assets	–	(1,720)	1,269	28	–	(423)
Other assets	–	300	(110)	–	–	190
Deferred taxes	–	–	692			692
Deferred revenue	–	–	75	–	–	75
Accounts payable, accrued expenses and other	–	(1,763)	(10,161)	14,000		2,076
Net cash provided by operating activities	–	7,915	19,232	1,768	(138)	28,777
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(350)	(3,275)	–	–	(3,625)
Purchase of property and equipment	–	(8,256)	(20,025)	(68)	–	(28,349)
Proceeds from sale of equipment	–	145	360	–	–	505
Proceeds from sale of imaging centers	–	–	3,920	–	–	3,920
Proceeds from sale of joint venture interests	–	–	2,640	–	–	2,640
Purchase of equity interest in joint ventures	–	–	(1,803)	–	–	(1,803)
Net cash used in investing activities	–	(8,461)	(18,183)	(68)	–	(26,712)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(2,858)	(1,049)	(1,304)	–	(5,211)
Deferred financing costs	–	(432)	–	–	–	(432)
Proceeds from, net of payments, on Term Loan	–	35,122	–	–	–	35,122
Proceeds from, net of payments, on line of credit	–	(32,000)	–	–	–	(32,000)
Distributions paid to noncontrolling interests	–	–	–	(145)	138	(7)
Proceeds from issuance of common stock	–	469	–	–	–	469
Net cash provided by (used in) financing activities	–	301	(1,049)	(1,449)	138	(2,059)
EFFECT OF EXCHANGE RATE CHANGES ON CASH		(117)	–	–	–	(117)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(362)	–	251	–	(111)
CASH AND CASH EQUIVALENTS, beginning of period	–	362	–	–	–	362

CASH AND CASH EQUIVALENTS, end of period	$–	$–	$–	$251	$–	$251

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Six Months Ended June 30, 2012

(in thousands)

(unaudited)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,835	$2,835	$15,658	$248	$(18,829)	$2,747
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	6,361	23,300	124	–	29,785
Provision for bad debt	–	2,591	9,056	1,232	–	12,879
Equity in earnings of consolidated subsidiaries	(2,835)	(15,658)	(336)	–	18,829	–
Distributions from consolidated subsidiaries	–	–	642	–	(642)	–
Equity in earnings of joint ventures	–	–	(3,248)	–	–	(3,248)
Distributions from joint ventures	–	–	3,375	–	–	3,375
Deferred rent amortization	–	1,388	1,194	–	–	2,582
Deferred financing cost interest expense	–	1,205	–	–	–	1,205
Amortization of bond discount	–	469	–	–	–	469
Loss on sale and disposal of equipment	–	239	61	–	–	300
Amortization of cash flow hedge	–	276	275	–	–	551
Stock-based compensation	–	426	1,280	–	–	1,706
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(1,133)	(12,964)	–	(14,097)
Other current assets	–	(460)	(1,269)	(158)	–	(1,887)
Other assets	–	(68)	39	–	–	(29)
Deferred revenue	–	–	(68)	–	–	(68)
Accounts payable, accrued expenses and other	–	17,189	(23,777)	11,135	–	4,547
Net cash provided by (used in) operating activities	–	16,793	25,049	(383)	(642)	40,817
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(8,144)	(1,773)	–	–	(9,917)
Purchase of property and equipment	–	(5,544)	(19,803)	–	–	(25,347)
Proceeds from sale of equipment	–	43	403	–	–	446
Proceeds from sale of imaging facilities	–	–	2,300	–	–	2,300
Purchase of equity interest in joint ventures	–	–	(920)	–	–	(920)
Net cash used in investing activities	–	(13,645)	(19,793)	–	–	(33,438)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(2,968)	(5,048)	–	–	(8,016)
Deferred financing costs	–	–	–	–	–	–
Proceeds from, net of payments, on line of credit	–	1,500	–	–	–	1,500
Payments to counterparties of interest rate swaps, net of amounts received	–	(3,046)	–	–	–	(3,046)
Distributions paid to noncontrolling interests	–	–	–	(706)	642	(64)
Proceeds from issuance of common stock	–	–	–	–	–	–
Net cash (used in) provided by financing activities	–	(4,514)	(5,048)	(706)	642	(9,626)
EFFECT OF EXCHANGE RATE CHANGES ON CASH			26	–		26

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(1,366)	234	(1,089)	–	(2,221)
CASH AND CASH EQUIVALENTS, beginning of period	–	1,366	–	1,089	–	2,455
CASH AND CASH EQUIVALENTS, end of period	$–	$–	$234	$–	$–	$234

NOTE 9 – SUBSEQUENT EVENTS

On August 1, 2013, we completed our acquisition of Manhattan Diagnostic Radiology, four multi-modality imaging centers located in New York, New York, for cash consideration of $2.3 million.

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

The factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2012, as amended or supplemented by the information, if any, in Part II – Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2013 and in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date when they are made. Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of those statements. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report. Moreover, in the future, the Company, through senior management, may make forward-looking statements that involve the risk factors and other matters described in this quarterly report as well as other risk factors subsequently identified, including, among others, those identified in the Company’s filings with the SEC.

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2013, we operated directly or indirectly through joint ventures, 248 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the six months ended June 30, 2013, we performed 2,255,530 diagnostic imaging procedures and generated total net service fee revenue of $349.5 million.

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

John V. Crues III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG. Dr. Crues also owns a controlling interest in three medical groups (“Crues Entities”) which provide professional medical services at our imaging facilities located in New York, New York, which we acquired as part of our December 31, 2012 acquisition of Lenox Hill.

RadNet provides non-medical, technical and administrative services to BRMG and the Crues Entities for which it receives a management fee, pursuant to the related management agreements. Through these management agreements and our relationship with both Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision-making related to the ongoing business operations of BRMG and the Crues Entities. Through our management agreements with BRMG and the Crues Entities, we determine the annual budget of BRMG and the Crues Entities and make all physician employment decisions. BRMG and the Crues Entities both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreements with us, all cash flows of both BRMG and the Crues Entities are transferred to us.

We have determined that BRMG and the Crues Entities are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each. BRMG and the Crues Entities combined recognized $16.1 million and $13.5 million of revenue, net of management service fees to RadNet, Inc., for the three months ended June 30, 2013 and 2012, respectively, and $16.1 million and $13.5 million of operating expenses for the three months ended June 30, 2013 and 2012, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $77.7 million and $67.1 million of total billed net service fee revenue relating to these VIE’s for the three months ended June 30, 2013 and 2012, respectively, of which $61.7 million and $53.6 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended June 30, 2013 and 2012, respectively.

BRMG and the Crues Entities combined recognized $33.5 million and $26.2 million of revenue, net of management service fees to RadNet, Inc., for the six months ended June 30, 2013 and 2012, respectively, and $33.5 million and $26.2 million of operating expenses for the six months ended June 30, 2013 and 2012, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $158.3 million and $130.2 million of total billed net service fee revenue relating to these VIE’s for the six months ended June 30, 2013 and 2012, respectively, of which $124.8 million and $104.0 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed net service fee revenue for the six months ended June 30, 2013 and 2012, respectively.

The cash flows of BRMG and the Crues Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at June 30, 2013 and December 31, 2012, we have included approximately $59.9 million and $51.8 million, respectively, of accounts receivable and approximately $7.6 million and $6.3 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the Crues Entities combined.

The creditors of both BRMG and the Crues Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the Crues Entities. However, both BRMG and the Crues Entities are managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California and New York, New York where we contract with BRMG and the Crues Entities for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California except for New York, New York, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-Crues Entities) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2013 and 2012 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2012, as amended.

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

The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates.  The most significant areas involving management’s judgments and estimates are described below.

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

Our service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and six months ended June 30, are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Commercial Insurance/Managed Care Capitation	$122,693	$115,332	$243,043	$228,788
Medicare	36,815	34,500	72,591	68,107
Medicaid	6,285	5,833	11,997	11,572
Workers Compensation/Personal Injury	8,802	7,500	18,307	14,878
Other	8,880	8,581	17,299	16,901
Service fee revenue, net of contractual allowances and discounts	183,475	171,746	363,237	340,246

Provision for bad debts	(6,955)	(6,395)	(13,777)	(12,879)
Net service fee revenue	$176,520	$165,351	$349,460	$327,367

The break-out of our service fee revenue, net of contractual allowances and discounts, is calculated based upon the aggregate payments received from all consolidated imaging centers from dates of service during each respective period illustrated.

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

Deferred Tax Assets

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. At June 30, 2013, we determined that approximately $59.7 million of our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Long-Lived Assets

Goodwill at June 30, 2013 totaled $196.1 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2012.  Based on our test, we noted no impairment related to goodwill as of October 1, 2012. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of June 30, 2013.

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

Facility Acquisitions and Dispositions

On May 1, 2013, we acquired a 40% equity interest in Orange County Radiation Oncology, LLC, a Radiation Oncology Center located in Orange County, California for cash consideration of $1.0 million. As of May 1, 2013 we have accounted for this investment under the equity method.

On April 1, 2013, we sold one of our wholly-owned multi-modality imaging centers located in Northfield, New Jersey for $3.9 million in cash. The net book value associated with the imaging center was $1.8 million on the date of sale and accordingly a gain of $2.1 million was recorded with respect to this transaction.

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

On February 8, 2013, we completed the acquisition of a multi-modality imaging center located in New York, New York for $1.0 million. The facility provides MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.0 million of fixed assets was recorded with respect to this transaction.

On February 5, 2013, we sold a 10% interest in a wholly owned limited liability company consisting of two multi-modality imaging centers located in Bel Air, Maryland for approximately $2.6 million. On the date of sale, we recorded approximately $439,000 of non-controlling interests and $2.2 million of additional paid in capital with respect to this transaction.

On January 30, 2013, we purchased for $430,000 an additional 20.9% interest in a joint venture multi-modality imaging center located in New York, New York of which we initially held a 31.5% interest from our December 31, 2012 acquisition of Lenox Hill Radiology which we valued at approximately $648,000. This additional 20.9% interest gave us a 52.4% controlling interest and so accordingly, we began consolidating this imaging center, recording all of its assets and liabilities at their fair value at January 30, 2013.We have made a fair value determination of the acquired assets and assumed liabilities and approximately $358,000 of working capital, $2.1 million of fixed assets, $2.0 million of goodwill, $2.4 million of notes payable and $979,000 of non-controlling interests was recorded with respect to this transaction.

On January 1, 2013, we completed our acquisition of a breast surgery practice located in Mission Viejo, California for $350,000. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $135,000 of working capital, $30,000 of fixed assets and $185,000 of goodwill was recorded with respect to this transaction.

On December 31, 2012, we completed our acquisition of Lenox Hill Radiology, consisting of three multi-modality imaging centers as well as three additional x-ray facilities all located in New York, New York. We also acquired in this transaction a 31.5% interest in a joint venture multi-modality imaging center in New York, New York and an option to purchase a 50% interest in a multi-modality imaging center located in Brooklyn, New York for $1.00. The purchase price consisted of approximately $28.4 million in cash. In the first quarter of 2013, with the services of an external valuation expert, we made a final fair value determination of the acquired assets and assumed liabilities and $4.5 million of working capital, $8.7 million of fixed assets, which is approximately $1.5 million higher than our initial estimate, $648,000 of joint venture interests, $2.5 million in a $1.00 joint venture purchase option, $100,000 of intangible assets , $14.0 million of goodwill and indefinite life intangibles which is approximately $1.3 million lower than our initial estimate, the assumption of approximately $650,000 of other liabilities, which is approximately $150,000 higher than our initial estimate, and $1.3 million of capital lease debt was recorded with respect to this transaction.

Industry Updates

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

CMS has proposed in the 2014 Medicare Physician Fee Schedule a change in the Practice Expense (“PE”) Relative Value Units (“RVUs”) that could result in decreased Medicare reimbursement rates. CMS is proposing to limit the nonfacility PE RVUs for individual codes so that the total nonfacility physician fee schedule payment amount would not exceed the total combined amount Medicare would pay for the same code in the facility setting, such as a hospital outpatient department or an ambulatory surgical center. Codes subject to the Deficit Reduction Act (“DRA”) imaging cap, as well as screening and diagnostic mammography, are exempt from the proposed policy. CMS has not yet posted the list of impacted codes.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to service fee revenue, net of contractual allowances and discounts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	100.0%	100.0%	100.0%	100.0%
Provision for bad debts	-3.8%	-3.7%	-3.8%	-3.8%
Net service fee revenue	96.2%	96.3%	96.2%	96.2%

OPERATING EXPENSES
Cost of operations	81.0%	79.5%	82.1%	79.9%
Depreciation and amortization	7.9%	8.7%	8.1%	8.8%
Loss on sale and disposal of equipment	0.1%	0.2%	0.1%	0.1%
Severance costs	0.1%	0.1%	0.1%	0.2%
Total operating expenses	89.1%	88.4%	90.3%	89.0%

INCOME FROM OPERATIONS	7.1%	7.8%	5.9%	7.3%

OTHER EXPENSES
Interest expense	6.2%	7.8%	6.5%	7.9%
Equity in earnings of joint ventures	-0.9%	-1.2%	-0.8%	-1.0%
Gain on sale of imaging centers	-1.1%	0.0%	-0.6%	0.0%
Other income	0.1%	-0.8%	0.0%	-0.7%
Total other expenses	4.2%	5.9%	5.1%	6.3%
INCOME BEFORE INCOME TAXES	2.9%	1.9%	0.7%	1.0%
Provision for income taxes	-1.4%	-0.2%	-0.3%	-0.2%
NET INCOME	1.5%	1.7%	0.4%	0.8%
Net income (loss) attributable to noncontrolling interests	0.0%	0.0%	0.0%	0.0%
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	1.5%	1.7%	0.4%	0.8%

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Service Fee Revenue

Service fee revenue for the three months ended June 30, 2013 was $183.5 million compared to $171.8 million for the three months ended June 30, 2012, an increase of $11.7 million, or 6.8%.

Service fee revenue, including only those centers which were in operation throughout the second quarters of both 2013 and 2012 decreased $9.0 million, or 5.2%. This 5.2% decrease is due to a reduction in volumes during the current year’s quarter when compared to the prior year’s quarter as well as a reduction in collection rates experienced so far in 2013. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2012. For the three months ended June 30, 2013, service fee revenue from centers that were acquired or divested subsequent to April 1, 2012 and excluded from the above comparison was $20.9 million. For the three months ended June 30, 2012, service fee revenue from centers that were acquired or divested subsequent to April 1, 2012 and excluded from the above comparison was $227,000.

Provision for Bad Debts

Provision for bad debts increased $560,000, or 8.8%, to approximately $7.0 million, or 3.8% of service fee revenue, for the three months ended June 30, 2013 compared to $6.4 million, or 3.7% of service fee revenue, for the three months ended June 30, 2012. This increase is in line with the increase in service fee revenues.

Operating Expenses

Cost of operations for the three months ended June 30, 2013 increased approximately $12.1 million, or 8.9%, from $136.5 million for the three months ended June 30, 2012 to $148.7 million for the three months ended June 30, 2013. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended
	June 30,
	2013	2012

Salaries and professional reading fees, excluding stock-based compensation	$79,530	$74,784
Stock-based compensation	630	531
Building and equipment rental	16,488	15,572
Medical supplies	9,115	9,666
Other operating expenses *	42,935	36,001
Cost of operations	148,698	136,554

Depreciation and amortization	14,528	14,893
Loss on sale and disposal of equipment	192	276
Severance costs	117	163
Total operating expenses	$163,535	$151,886

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $4.8 million, or 6.3%, to $79.5 million for the three months ended June 30, 2013 compared to $74.8 million for the three months ended June 30, 2012.

Salaries and professional reading fees, including only those centers which were in operation throughout the second quarters of both 2013 and 2012, decreased $1.9 million, or 2.6%. This 2.6% decrease is in line with our decrease in procedure volumes at these centers. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2012. For the three months ended June 30, 2013, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2012 and excluded from the above comparison was approximately $6.8 million. For the three months ended June 30, 2012, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2012 and excluded from the above comparison was approximately $66,000.

Stock-based compensation

Stock-based compensation increased $99,000, or 18.6%, to approximately $630,000 for the three months ended June 30, 2013 compared to $531,000 for the three months ended June 30, 2012

Building and equipment rental

Building and equipment rental expenses increased $916,000 , or 5.9%, to $16.5 million for the three months ended June 30, 2013 compared to $15.6 million for the three months ended June 30, 2012.

Building and equipment rental expenses, including only those centers which were in operation throughout the second quarters of both 2013 and 2012, decreased $878,000, or 5.7%. This 5.7% decrease is primarily due to equipment lease buy-outs occurring subsequent to June 30, 2012. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2012. For the three months ended June 30, 2013, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2012 and excluded from the above comparison was approximately $1.8 million. For the three months ended June 30, 2012, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2012 and excluded from the above comparison was $49,000.

Medical supplies

Medical supplies expense decreased $551,000, or 5.7%, to $9.1 million for the three months ended June 30, 2013 compared to $10 million for the three months ended June 30, 2012.

Medical supplies expenses, including only those centers which were in operation throughout the second quarters of both 2013 and 2012, decreased $1.5 million, or 15.5%. This 15.5% decrease is primarily due to an increase in rebates we received from certain vendors. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2012. For the three months ended June 30, 2013, medical supplies expense from centers that were acquired or divested subsequent to April 1, 2012 and excluded from the above comparison was $965,000. For the three months ended June 30, 2012, medical supplies expense from centers that were acquired or divested subsequent to April 1, 2012 was $20,000.

Depreciation and amortization

Depreciation and amortization decreased $365,000, or 2.5%, to $14.5 million for the three months ended June 30, 2013 compared to $14.9 million for the same period last year. The decrease is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our second quarter of 2012.

Loss on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $192,000 for the three months ended June 30, 2013 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale. We recorded a net loss on the sale of equipment of approximately $276,000 for the three months ended June 30, 2012 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

Interest expense

Interest expense for the three months ended June 30, 2013 decreased approximately $2.2 million, or 16.4%, to $11.3 million for the three months ended June 30, 2013 compared to $13.5 million for the three months ended June 30, 2012. Interest expense for the three months ended June 30, 2013 included $1.2 million of amortization of deferred loan costs and discount on issuance of debt. Interest expense for the three months ended June 30, 2012 included $771,000 of amortization of deferred loan costs and discount on issuance of debt as well as $275,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. See “Liquidity and Capital Resources” below for more details on our debt refinancing. Excluding these adjustments to interest expense for each period, interest expense decreased approximately $2.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This decrease was primarily due to a reduction in interest relating to our interest rate swaps, which contractually ended in November 2012, and a reduction in interest expense on the line of credit loan which had lower outstanding balances on a year over year basis.

Gain on Sale of Imaging Center

On April 1, 2013, we sold one of our wholly-owned multi-modality imaging centers located in Northfield, New Jersey for $3.9 million in cash. The net book value associated with the imaging center was $1.8 million on the date of sale and accordingly a gain of $2.1 million was recorded with respect to this transaction.

Other income

For the three months ended June 30, 2012, we recorded approximately $1.1 million of other income primarily related to fair value adjustments on our interest rate swaps.

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2013, we recognized equity in earnings from unconsolidated joint ventures of $1.7 million compared to $2.0 million for the three months ended June 30, 2012. This decrease is primarily due to a change in estimated collection rates applied to revenue recognized subsequent to June, 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Service Fee Revenue

Service fee revenue for the six months ended June 30, 2013 was $363.2 million compared to $340.2 million for the six months ended June 30, 2012, an increase of $23.0 million, or 6.8%.

Service fee revenue, including only those centers which were in operation throughout the first and second quarters of both 2013 and 2012 decreased $17.1 million, or 5.2%. This 5.2% decrease is due to a reduction in volumes during the first two quarters of 2013 when compared to the same period last year well as a reduction in collection rates experienced so far in 2013. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2012. For the six months ended June 30, 2013, service fee revenue from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $49.5 million. For the six months ended June 30, 2012, service fee revenue from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $9.4 million.

Provision for Bad Debts

Provision for bad debts increased $898,000, or 7.0%, to $13.8 million, or 3.8% of service fee revenue, for the six months ended June 30, 2013 compared to $12.9 million, or 3.8% of service fee revenue, for the six months ended June 30, 2012. This increase is in line with the increase in service fee revenues.

Operating Expenses

Cost of operations for the six months ended June 30, 2013 increased approximately $26.3 million, or 9.7%, from $271.9 million for the six months ended June 30, 2012 to $298.3 million for the six months ended June 30, 2013. The following table sets forth our cost of operations and total operating expenses for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended
	June 30,
	2013	2012

Salaries and professional reading fees, excluding stock-based compensation	$161,221	$148,968
Stock-based compensation	1,582	1,706.0
Building and equipment rental	32,791	30,480.0
Medical supplies	18,293	19,665.0
Other operating expenses *	84,373	71,135.0
Cost of operations	298,260	271,954

Depreciation and amortization	29,288	29,785
Loss (gain) on sale and disposal of equipment	362	300
Severance costs	240	612
Total operating expenses	$328,150	$302,651

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $12.2 million, or 8.2%, to $161.2 million for the six months ended June 30, 2012 compared to $149.0 million for the six months ended June 30, 2012.

Salaries and professional reading fees, including only those centers which were in operation throughout the first and second quarters of both 2013 and 2012, decreased $1.7 million, or 1.2%. This 1.2% decrease is in line with our decrease in procedure volumes at these centers. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the six months ended June 30, 2013, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was approximately $18.0 million. For the six months ended June 30, 2012, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was approximately $4.1 million.

Stock-based compensation

Stock-based compensation decreased $124,000, or 7.3%, to approximately $1.6 million for the six months ended June 30, 2013 compared to $1.7 million for the six months ended June 30, 2012.

Building and equipment rental

Building and equipment rental expenses increased $2.3 million, or 7.6%, to $32.8 million for the six months ended June 30, 2013 compared to $30.5 million for the six months ended June 30, 2012.

Building and equipment rental expenses, including only those centers which were in operation throughout the first two quarters of both 2013 and 2012, decreased $1.0 million, or 3.5%. This 3.5% decrease is primarily due to equipment lease buy-outs occurring subsequent to June 30, 2012. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the six months ended June 30, 2013, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was approximately $4.3 million. For the six months ended June 30, 2012, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $975,000.

Medical supplies

Medical supplies expense decreased $1.4 million, or 7.0%, to $18.3 million for the six months ended June 30, 2013 compared to $19.7 million for the six months ended June 30, 2012.

Medical supplies expenses, including only those centers which were in operation throughout the second quarters of both 2013 and 2012, decreased $3.2 million, or 16.4%. This 16.4% decrease is primarily due to an increase in rebates we received from certain vendors. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the six months ended June 30, 2013, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $2.2 million. For the six months ended June 30, 2012, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2012 was $382,000

Depreciation and amortization

Depreciation and amortization decreased $497,000, or 1.7%, to $29.3 million for the six months ended June 30, 2013 compared to $29.8 million for the same period last year. The decrease is primarily due to several of our assets completing their depreciation schedules subsequent to the end of our first quarter of 2012.

Loss on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $362,000 for the six months ended June 30, 2013 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale. We recorded a net loss on the sale of equipment of approximately $300,000 for the six months ended June 30, 2012 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

Interest expense

Interest expense for the six months ended June 30, 2013 decreased approximately $3.5 million, or 13.1%, to $23.5 million for the six months ended June 30, 2013 compared to $27.0 million for the six months ended June 30, 2012. Interest expense for the six months ended June 30, 2013 included $2.1 million of amortization of deferred loan costs and discount on issuance of debt. Interest expense for the six months ended June 30, 2012 included $1.7 million of amortization of deferred loan costs and discount on issuance of debt as well as $551,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. See “Liquidity and Capital Resources” below for more details on our debt refinancing. Excluding these adjustments to interest expense for each period, interest expense decreased approximately $3.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This decrease was primarily due to a reduction in interest relating to our interest rate swaps, which contractually ended in November 2012, and a reduction in interest expense on the line of credit loan which had lower outstanding balances on a year over year basis.

Gain on Sale of Imaging Center

On April 1, 2013, we sold one of our wholly-owned multi-modality imaging centers located in Northfield, New Jersey for $3.9 million in cash. The net book value associated with the imaging center was $1.8 million on the date of sale and accordingly a gain of $2.1 million was recorded with respect to this transaction.

Other income

For the six months ended June 30, 2012, we recorded approximately $2.5 million of other income primarily related to fair value adjustments on our interest rate swaps.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2013, we recognized equity in earnings from unconsolidated joint ventures of $2.9 million compared to $3.2 million for the six months ended June 30, 2012 for an 11.8% decrease of $384,000. This decrease is primarily due to a change in estimated collection rates applied to revenue recognized subsequent to June 30, 2012.

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

The following is a reconciliation of GAAP net income to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income Attributable to RadNet, Inc. Common Stockholders	$2,686	$2,946	$1,344	$2,835
Plus provision for Income taxes	2,497	421	1,249	666
Minus other expense (Income)	150	(1,344)	148	(2,491)
Plus interest expense	11,343	13,475	23,490	27,042
Plus severance costs	117	163	240	612
Plus loss on sale and disposal of equipment	192	276	362	300
Minus gain on sale of imaging center	(2,108)	–	(2,108)	–
Plus depreciation and amortization	14,528	14,893	29,288	29,785
Plus non cash employee stock-based compensation	630	531	1,582	1,706
Adjusted EBITDA	$30,035	$31,361	$55,595	$60,455

Liquidity and Capital Resources

We had cash and cash equivalents of $251,000 and accounts receivable of $139.3 million at June 30, 2013, compared to cash and cash equivalents of $362,000 and accounts receivable of $129.2 million at December 31, 2012. We had a working capital balance of $41.8 million and $37.3 million at June 30, 2013 and December 31, 2012, respectively.  We had net income attributable to RadNet, Inc. common stockholders for the six months ended June 30, 2013 of $1.3 million versus $2.8 million for the six months ended June 30, 2012.  We also had stockholders’ equity of $4.9 million at June 30, 2013 compared to a stockholders’ deficit of $2.0 million at December 31, 2012.

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

Included in our condensed consolidated balance sheet at June 30, 2013 are $198.2 million of senior notes (net of unamortized discounts of $1.9 million), $375.7 million of senior secured term loan debt (net of unamortized discounts of $11.5 million) and $1 million aggregate principal amount outstanding under the revolving credit facility.

Accordingly, the par values outstanding of our senior notes and senior secured term loan are $200 million and $387.2 million, respectively.

Sources and Uses of Cash

Cash provided by operating activities was $28.8 million and $40.8 million for the six months ended June 30, 2013 and 2012, respectively.

Cash used in investing activities was $26.7 million and $33.4 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, we purchased property and equipment for approximately $28.3 million, acquired the assets and businesses of additional imaging facilities for approximately $3.6 million (see Note 2 to the condensed consolidated financial statements of this quarterly report), and purchased additional equity interests in non-consolidated joint ventures for $1.8 million. Offsetting our cash used in investing activities were $2.6 million in proceeds from the sale of a non-controlling interest in one of our consolidated joint ventures, $3.9 million in proceeds from the sale of a wholly-owned multi-modality imaging center, and $505,000 of proceeds from the sale of imaging equipment.

Cash used in financing activities was $2.1 million and $9.6 million for the six months ended June 30, 2013 and 2012, respectively.  The cash used in financing activities for the six months ended June 30, 2013, was primarily due to principal payments on our notes and leases offset in part by net proceeds from borrowings under our credit amendment of April 2013 (See Note 1 to the condensed consolidated financial statement of this quarterly report).

Financing Activities

2010 Credit Agreement

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

2012 Refinancing

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

2013 Amendment to the Refinance Agreement

On April 3, 2013, we entered into a first amendment to the Refinance Agreement.  Pursuant to this amendment, we re-priced the balance of our term loan of $348.3 million and borrowed an additional $40.0 million for a new senior secured term loan total of $388.3 million. The proceeds from the amendment were used to: (i) repay in full all existing Term Loans under the Refinance Agreement; (ii) repay outstanding revolving loans; (iii) repay premium, fees and expenses incurred; and (iv) general corporate purposes.

The amendment provides for the following:

Interest. The interest rate spread over LIBOR for the senior secured term loans was reduced from 4.25% to 3.25% and the interest rate spread over the alternative base rate for the senior secured term loans was reduced from 3.25% to 2.25%. The minimum LIBOR rate underlying the senior secured term loans was reduced from 1.25% to 1.0%. The minimum alternative base rate was reduced from 2.25% to 2.0%. On a same principal basis of $348.3 million, the rate changes listed above will result in a reduction of interest expense by approximately $19.9 million over the same financing period of the 2012 Refinance Agreement.

Payments. Commencing on June 28, 2013, we began making quarterly amortization payments on the term loan facility under the amendment in the amount of $975,000, with the remaining principal balance to be paid at maturity.

The other material terms of the amendment remain unchanged compared to the Refinance Agreement, as described above under the heading “2012 Refinancing.”

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

Interest Rate Sensitivity.   RadNet Inc. pays interest on various types of debt instruments to its suppliers, investors and lending institutions.  The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates include leases on equipment and interest due on our $200 million outstanding senior notes.  Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either LIBOR or prime rates of interest.  Under the amendment to the Refinance Agreement’s LIBOR election facility, borrowed funds bear a 1.00% floor or 6 month LIBOR plus an applicable margin of 3.25%.  At June 30, 2013, we had $386.3 million outstanding subject to a LIBOR election.  As the LIBOR floor exceeds the current spot rate of 6 month LIBOR, the spot rate would have to increase more than 59 basis points before an additional interest expense would be accrued.  An increase of 159 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $3.9 million of interest expense.  At June 30, 2013, an additional $2.95 million was tied to the prime rate.  A hypothetical 1% increase in the prime rate for 2012-2013 would have resulted in an annual increase of approximately $29,500.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective for their intended purpose described above.

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

Information about risk factors for the three and six months ended June 30, 2013, does not differ materially from that set forth in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2012, as supplemented and amended by the risk factors in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2013. Please refer to those sections for disclosures regarding the risks and uncertainties related to our business; provided, that, those risks are not the only risks facing our business, but may include additional risks and uncertainties not currently known to us or that we currently deem to be immaterial as of the date of this report on Form 10-Q.

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

RADNET, INC.

(Registrant)

Date: August 9, 2013	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

** Pursuant to Rule 406T of Regulation S-T, the Incentive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

