Form 10-K/A
period 2012-12-31
RadNet, Inc.
filed 2013-11-13
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number 001-33307

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of RadNet, Inc. (the “Company”), originally filed with the U.S. Securities and Exchange Commission on March 18, 2013 (the "Original Filing"), as amended on April 1, 2013 by that certain Amendment No. 1 to the Original Filing which includes the information required to comply with Rule 3-09 of Regulation S-X (“Amendment No. 1” and together with the Original Filing, the “Amended Original Filing”). On November 8, 2013, the Company filed a Current Report on Form 8-K to disclose that the Company had overstated certain deferred tax assets in the financial statements included in the Original Filing and that the Company would be restating those financial statements. Accordingly, this Amendment No. 2 is being filed to reflect certain adjustments to the Company’s consolidated financial statements for the year ended December 31, 2012 with respect to the impact of an overstatement of a deferred tax asset associated with the Company’s interest rate swaps. The impact of the restatement is more fully described in Note 1A to the Consolidated Financial Statements contained in this Amendment No. 2. In addition to the adjustments in the Company’s consolidated financial statements, this Amendment No. 2 also includes a correction to the report of the independent registered public accounting firm that was included in Item 8 of Amendment No. 1 concerning the financial statements of certain unconsolidated joint ventures in which the Company holds equity interests of 50% or less. No other changes have been made to Amendment No. 1.

This Amendment No 2. is intended to supersede, and replace in its entirety, the Amended Original Filing. This Amendment No. 2 amends and restates in their entirety Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Amended Original Filing, and no other information included in the Amended Original Filing has been amended. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2012, 2011 and 2010, we performed 4,142,267 , 3,740,443 and 3,315,019 diagnostic imaging procedures and generated net revenue of $647.2 million , $585.1 million and $518.7 million, respectively . Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2012, December 31, 2011 and December 31, 2010 is included in the consolidated financial statements and notes thereto in this annual report.

We typically experience some seasonality to our business. During the first quarter of each year we generally experience the lowest volumes of procedures and the lowest level of revenue for any quarter during the year.  This is primarily the result of two factors.  First, our volumes and revenue are typically impacted by winter weather conditions in our northeastern operations.  It is common for snowstorms and other inclement weather to result in patient appointment cancellations and, in some cases, imaging center closures.  Second, in recent years, we have observed greater participation in high deductible health plans by patients.  As these high deductibles reset in January for most of these patients, we have observed that patients utilize medical services less during the first quarter, when securing medical care will result in significant out-of-pocket expenditures.

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

Although we had net income of $ 59.8 million and $7.2 million for the years ended December 31, 2012 and 2011, respectively, we did incur a net loss of $12.9 million for the year ended December 31, 2010 and have generated net losses in three of our previous five years of operations. As of December 31, 2012, our stockholders’ equity deficit was $ 6.7 million. If we cannot continue to generate income from operations in sufficient amounts, we will not be able to pay our obligations as they become due, which could adversely impact our business, financial condition and results of operations.

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

We have identified material weaknesses in our internal controls over financial reporting.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. The Board of Directors of the Company concluded on November 8, 2013 that material weaknesses in the internal control over financial reporting exist at the Company, and consequently the Board of Directors determined that management’s report on internal control over financial reporting as of December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year then ended, should no longer be relied upon. These material weaknesses led to the need for the restatement of the Company’s financial statements for the year ended December 31, 2012. These material weaknesses are discussed further within Item 9A “Controls and Procedures” of this Annual Report on Form 10-K/A. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

The Company is currently in the process of remediating this material weakness in internal control over financial reporting by, among other things, designing and implementing additional controls to ensure the quality of information delivered to, and improve the review of completed work received from, our outside tax consultant and improve controls over our identification and assessment of uncertain tax positions. If we fail to remediate this material weakness or fail to otherwise maintain effective controls over financial reporting in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis. Management continues to devote significant time and attention to remediating this material weakness and improving our internal controls, and we expect to continue to incur costs associated with implementing appropriate processes, which could include fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

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

	Years Ended
	December 31,
	2012	2011	2010	2009	2008
	(Restated) 1.
	(in thousands, except per share data)
Statement of Operations Data:

Net revenue	$647,153	$585,121	$518,657	$494,911	$471,286
Operating expenses:
Cost of operations, excluding depreciation and amortization	542,993	477,828	420,973	397,753	384,297
Depreciation and amortization	57,740	57,481	53,997	53,800	53,548
Loss (gain) on sale and disposal of equipment, net	456	(2,240)	1,136	523	516
Gain from sale of joint venture interests	–	–	–	–	–
Gain on de-consolidation of joint venture	(2,777)	–	–	(1,387)	–
Loss on extinguishment of debt	–	–	9,871	–	–
Net income (loss)	59,834	7,231	(12,852)	(2,267)	(12,836)

Basic income (loss) per share	1.58	0.19	(0.35)	(0.06)	(0.36)

Diluted income (loss) per share	1.52	0.19	(0.35)	(0.06)	(0.36)

Balance Sheet Data:

Cash and cash equivalents	$362	$2,455	$627	$10,094	$–
Total assets	710,864	619,188	539,514	480,671	495,572
Total long-term liabilities	598,507	566,615	516,723	456,727	469,994
Total liabilities	717,548	688,995	621,987	555,432	576,602
Working capital	36,859	29,947	5,761	9,204	2,720
Stockholders' equity deficit	(6,684)	(69,807)	(82,473)	(74,761)	(81,030)

1.          See Note 1A of the Consolidated Financial Statements contained in Item 8 for further detail regarding the restatement of the amounts included in the above table as of and for the year ended December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are filing this Amendment No. 2 of our annual report on Form 10-K to reflect certain adjustments to our consolidated financial statements as of and for the year ended December 31, 2012 with respect to the impact of an overstatement of a deferred tax asset associated with our interest rate swaps. The impact of the restatement is more fully described in Note 1A to the Consolidated Financial Statements contained in Item 8 of this Amendment No. 2.

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

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2012, 2011 and 2010, we performed 4,142,267 , 3,740,443 and 3,315,019 diagnostic imaging procedures and generated net revenue of $647.2 million , $585.1 million and $518.7 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2012, December 31, 2011 and December 31, 2010 is included in the consolidated financial statements and notes thereto in this annual report .

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

We typically experience some seasonality to our business. During the first quarter of each year we generally experience the lowest volumes of procedures and the lowest level of revenue for any quarter during the year.  This is primarily the result of two factors.  First, our volumes and revenue are typically impacted by winter weather conditions in our northeastern operations.  It is common for snowstorms and other inclement weather to result in patient appointment cancellations and, in some cases, imaging center closures.  Second, in recent years, we have observed greater participation in high deductible health plans by patients.  As these high deductibles reset in January for most of these patients, we have observed that patients utilize medical services less during the first quarter, when securing medical care will result in significant out-of-pocket expenditures.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue before provision for bad debts .

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

	Years Ended December 31,
	2012	2011	2010
	(Restated)
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	91.8%	91.4%	90.5%
Provision for bad debts	-3.8%	-3.7%	-4.1%
Net service fee revenue	88.0%	87.7%	86.4%
Revenue under capitation arrangements	8.2%	8.6%	9.5%
Total net revenue	96.2%	96.3%	95.9%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	80.7%	78.7%	77.9%
Depreciation and amortization	8.6%	9.5%	10.0%
Loss (gain) on sale and disposal of equipment	0.1%	-0.4%	0.2%
Severance costs	0.1%	0.2%	0.2%
Total operating expenses	89.4%	88.0%	88.2%

INCOME FROM OPERATIONS	6.7%	8.3%	7.7%

OTHER INCOME AND EXPENSES
Interest expense	8.0%	8.7%	9.0%
Loss on extinguishment of debt	0.0%	0.0%	1.8%
Gain on de-consolidation of joint venture	-0.4%	0.0%	0.0%
Other (income) expenses	-0.5%	-0.8%	0.1%
Total other expenses	7.0%	7.9%	10.9%

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	-0.3%	0.5%	-3.2%
Benefit from (provision for) income taxes	8.2%	-0.1%	-0.1%
Equity in earnings of joint ventures	1.0%	0.9%	0.9%
NET INCOME (LOSS)	8.9%	1.2%	-2.3%
Net (loss) income attributable to noncontrolling interests	0.0%	0.0%	0.0%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	8.9%	1.2%	-2.4%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Service Fee Revenue , net of contractual allowances and discounts

Service fee revenue , net of allowances and discounts for the year ended December 31, 2012 was $ 618.0 million compared to $ 555.0 million for the year ended December 31, 2011, an increase of $ 63.0 million, or 11.4%.

Service fee revenue , net of allowances and discounts , including only those centers which were in operation throughout the full fiscal years of both 2012 and 2011, decreased $6. 3 million, or 1. 2%. This 1. 2 % decrease is primarily the result of a similar percentage decrease in procedure volumes. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2011. For the year ended December 31, 2012, service fee revenue , net of contractual allowances and discounts, from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $ 96.3 million. For the year ended December 31, 2011, net revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $27.0 million.

Provision for Bad Debts

Provision for bad debts increased $3.6 million, or 16.0%, to $25.9 million, or 3.8% of net revenue, for the year ended December 31, 2012 compared to $22.3 million, or 3.7% of net revenue, for the year ended December 31, 2011. This increase is in line with the increase in service fee revenues.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the year ended December 31, 2012 was $55.1 million compared to $52.5 million for the year ended December 31, 2011, an increase of $2.6 million, or 5.0%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the full fiscal years of both 2012 and 2011, increased $174,000, or 0.3%. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2011. For the year ended December 31, 2012, revenue under capitation arrangements from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $2.5 million. For the year ended December 31, 2011, net revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $46,000.

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

•	Other Operating Expenses

Other operating expenses increased $19.3 million, or 15.7%, to $142.3 million for the year ended December 31, 2012 compared to $123.0 million for the year ended December 31, 2011.

Other operating expenses, including only those centers which were in operation throughout the full fiscal years of both 2012 and 2011, increased $2.3 million, or 1.9%.  This 1.9% increase is primarily due to an increase in insurance costs as well as increases in certain outside accounting and consulting services. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2011.  For the year ended December 31, 2012, other operating expense from centers that were acquired subsequent to January 1, 2011, and excluded from the above comparison was $22.3 million.  For the year ended December 31, 2011, other operating expense from centers that were acquired subsequent to January 1, 2011, and excluded from the above comparison was $5.3 million.

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

Income tax benefit / expense

For the year ended December 31, 2012, we recorded a benefit from income taxes of approximately $ 55.2 million primarily related to reversing the valuation allowance against our deferred tax assets (see Note 11 to our consolidated financial statements for more details). For the year ended December 31, 2011, we recorded $820,000 for state income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

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

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Service Fee Revenue , net of contractual allowances and discounts

Service fee revenue , net of allowances and discounts for the year ended December 31, 2011 was $ 555.0 million compared to $ 489.3 million for the year ended December 31, 2010, an increase of $ 65.7 million, or 13 .4%.

Service fee revenue , net of contractual allowances and discounts , including only those centers which were in operation throughout the full fiscal years of both 2011 and 2010, increased $ 2.6 million, or 0. 6%. This 0. 6 % increase is primarily the result of increases in our procedure volumes. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2010. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2010. For the year ended December 31, 2011, service fee revenue, net of contractual allowances and discounts, from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $ 95.8 million. For the year ended December 31, 2010, net revenue from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $32. 7 million.

Provision for Bad Debts

Provision for bad debts increased $300,000, or 1.4%, to $22.3 million, or 3.7% of net revenue, for the year ended December 31, 2011 compared to $22.0 million, or 4.1% of net revenue, for the year ended December 31, 2010.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the year ended December 31, 2011 was $52.5 million compared to $51.4 million for the year ended December 31, 2010, an increase of $1.1 million, or 2.1%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the full fiscal years of both 2011 and 2010, increased $687,000, or 1.3%. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2010. For the year ended December 31, 2011, revenue under capitation arrangements from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $500,000. For the year ended December 31, 2010, net revenue from centers that were acquired subsequent to January 1, 2010 and excluded from the above comparison was $36,000.

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

Medical supplies expenses, including only those centers which were in operation throughout the full fiscal years of both 2011 and 2010, increased $265,000, or 0.9%.  This 0.9% increase is in line with the increase in our procedure volumes. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the year ended December 31, 2011, medical supplies expense from centers that were acquired subsequent to January 1, 2010, and excluded from the above comparison was $ 4.7 million.  For the year ended December 31, 2010, medical supplies expense from centers that were acquired subsequent to January 1, 2010, and excluded from the above comparison was $1.4 million.

•	Other Operating Expenses

Other operating expenses increased $16.0 million, or 15.0%, to $123.0 million for the year ended December 31, 2011 compared to $107.0 million for the year ended December 31, 2010.

Other operating expenses, including only those centers which were in operation throughout the full fiscal years of both 2011 and 2010, increased $1.8 million, or 1.8%. This 1.8% increase is primarily due to an increase in insurance costs as well as increases in certain outside accounting and consulting services. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2010.  For the year ended December 31, 2011, other operating expense from centers that were acquired subsequent to January 1, 2010, and excluded from the above comparison was $21.8 million.  For the year ended December 31, 2010, other operating expense from centers that were acquired subsequent to January 1, 2010, and excluded from the above comparison was $7.6 million.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income (loss), to Adjusted EBITDA for the years ended December 31, 2012, 2011, and 2010, respectively (in thousands):

	Years Ended December 31,
	2012	2011	2010
	(Restated)

Net income (loss) attributable to RadNet, Inc. common stockholders	$59,834	$7,231	$(12,852)
Plus Benefit from (provision for) income taxes	(55,227)	820	576
Plus Other (income) expenses	(3,679)	(5,075)	505
Plus Interest expense	53,783	52,798	48,398
Plus Severence costs	736	1,391	838
Plus Loss (gain) on sale and disposal of equipment	456	(2,240)	1,136
Gain on de-consolidation of joint venture	(2,777)	–	–
Plus Loss on extinguishment of debt	–	–	9,871
Plus Depreciation and amortization	57,740	57,481	53,997
Plus Non-cash employee stock based compensation	2,736	3,110	3,718
Adjusted EBITDA	$113,602	$115,516	$106,187

Liquidity and Capital Resources

We had cash and cash equivalents of $362,000 and accounts receivable of $129.2 million at December 31, 2012, compared to cash of $2.5 million and accounts receivable of $128.4 million at December 31, 2011. We had a working capital balance of $ 36.9 million and $29.9 million at December 31, 2012 and 2011, respectively.  We had net income attributable to RadNet, Inc.’s common stockholders of $ 59.8 million and $7.2 million, and a net loss of $12.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.  We also had a stockholders’ equity deficit of $ 6.7 million and $69.8 million at December 31, 2012 and 2011, respectively.

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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period which we are obligated to provide services to plan enrollees under contracts with various health plans.

Our revenue, net of contractual allowances , discounts and provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010

Commercial Insurance	$409,114	$376,107	$337,980
Medicare	122,971	107,613	103,055
Medicaid	20,101	17,756	16,118
Workers' Compensation/Personal Injury	26,604	23,137	21,002
Other	39,192	30,367	11,140
Service fee revenue, net of contractual allowances and discounts	617,982	554,979	489,294
Provision for bad debts	(25,904)	(22,339)	(21,995)
Net service fee revenue	592,078	532,640	467,299
Revenue under capitation arrangements	55,075	52,481	51,358
Total net revenue	$647,153	$585,121	$518,657

The break-out of our service fee revenue, net of contractual allowances and discounts, is calculated based upon global payments received from consolidated imaging centers from dates of service from each respective period illustrated.

Provision for Bad Debts

We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process.

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

The Financial Statements are attached hereto and begin on page 53 .

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

As discussed in Note 1A to the consolidated financial statements, the 2012 financial statements have been restated to correct an error in accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013, except for the effects of the material weakness described in the sixth paragraph as to which the date is November 13, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 18, 2013 , except for Note 1A, as to which the date is November 13, 2013.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	December 31,	December 31,
	2012	2011
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$362	$2,455
Accounts receivable, net	129,194	128,432
Asset held for sale	–	2,300
Current portion of deferred tax assets	7,607	–
Prepaid expenses and other current assets	18,737	19,140
Total current assets	155,900	152,327

PROPERTY AND EQUIPMENT, NET	216,560	215,527
OTHER ASSETS
Goodwill	193,871	159,507
Other intangible assets	51,674	53,105
Deferred financing costs	11,977	13,490
Investment in joint ventures	28,598	22,326
Deferred tax assets, net of current portion	48,535	–
Deposits and other	3,749	2,906
Total assets	$710,864	$619,188

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT

CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$106,357	$103,101
Due to affiliates	1,602	3,762
Deferred revenue	1,273	1,076
Current portion of notes payable	4,703	6,608
Current portion of deferred rent	1,164	999
Current portion of obligations under capital leases	3,942	6,834
Total current liabilities	119,041	122,380

LONG-TERM LIABILITIES
Deferred rent, net of current portion	15,850	12,407
Deferred tax liabilities, net	–	277
Line of credit	33,000	58,000
Notes payable, net of current portion	537,009	484,046
Obligations under capital lease, net of current portion	3,753	3,338
Other non-current liabilities	8,895	8,547
Total liabilities	717,548	688,995

STOCKHOLDERS' EQUITY DEFICIT
Common stock - $.0001 par value, 200,000,000 shares authorized; 38,540,482, and 37,426,460 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	4	4
Paid-in-capital	168,415	165,796
Accumulated other comprehensive income (loss)	39	(946)
Accumulated deficit	(175,776)	(235,610)
Total RadNet, Inc.'s stockholders' equity deficit	(7,318)	(70,756)
Noncontrolling interests	634	949
Total stockholders' equity deficit	(6,684)	(69,807)
Total liabilities and stockholders' equity deficit	$710,864	$619,188

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

	Years Ended December 31,
	2012	2011	2010
	(Restated)
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$617,982	$554,979	$489,294
Provision for bad debts	(25,904)	(22,339)	(21,995)
Net service fee revenue	592,078	532,640	467,299
Revenue under capitation arrangements	55,075	52,481	51,358
Total net revenue	647,153	585,121	518,657
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	542,993	477,828	420,973
Depreciation and amortization	57,740	57,481	53,997
Loss (gain) on sale and disposal of equipment	456	(2,240)	1,136
Severance costs	736	1,391	838
Total operating expenses	601,925	534,460	476,944

INCOME FROM OPERATIONS	45,228	50,661	41,713

OTHER INCOME AND EXPENSES
Interest expense	53,783	52,798	48,398
Loss on extinguishment of debt	–	–	9,871
Gain on de-consolidation of joint venture	(2,777)	–	–
Other (income) expenses	(3,679)	(5,075)	505
Total other expenses	47,327	47,723	58,774

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY
IN EARNINGS OF JOINT VENTURES	(2,099)	2,938	(17,061)
Benefit from (provision for) income taxes	55,227	(820)	(576)
Equity in earnings of joint ventures	6,476	5,224	4,952
NET INCOME (LOSS)	59,604	7,342	(12,685)
Net (loss) income attributable to noncontrolling interests	(230)	111	167
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	$59,834	$7,231	$(12,852)

BASIC NET INCOME (LOSS) PER SHARE
ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1.58	$0.19	$(0.35)

DILUTED NET INCOME (LOSS) PER SHARE
ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$1.52	$0.19	$(0.35)
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	37,751,170	37,367,736	36,853,477
Diluted	39,244,686	38,785,675	36,853,477

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
	(Restated)
NET INCOME (LOSS)	$59,604	$7,342	$(12,685)
Foreign currency translation adjustments	67	(34)	6
Change in fair value of cash flow hedge	–	–	(1,472)
Reclassification of net cash flow hedge losses included in net income during the period	918	1,225	917
COMPREHENSIVE INCOME (LOSS)	60,589	8,533	(13,234)
Less comprehensive (loss) income attributible to non-controlling interests	(230)	111	167
COMPREHENSIVE INCOME (LOSS) ATTRIBUTIBLE TO RADNET, INC. COMMON STOCKHOLDERS	$60,359	$8,644	$(13,067)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY DEFICIT

(IN THOUSANDS EXCEPT SHARE DATA)

				Accumulated Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Radnet, Inc.'s	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity Deficit	Interests	Equity Deficit
BALANCE - JANUARY 1, 2010	36,259,279	$4	$156,758	$(229,989)	$(1,588)	$(74,815)	$54	$(74,761)
Issuance of common stock to sellers of Truxtun Imaging	375,000	–	1,238	–	–	1,238	–	1,238
Issuance of common stock to sellers of Union Imaging	75,000	–	153	–	–	153	–	153
Issuance of warrant to sellers of Rutherford Imaging	–	–	306	–	–	306	–	306
Issuance of common stock upon exercise of options/warrants	514,196	–	271	–	–	271	–	271
Stock-based compensation	–		3,718	–	–	3,718	–	3,718
Non-controlling interests assumed from the acquisition of Progressive imaging							(33)	(33)
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(131)	(131)
Change in cumulative foreign currency translation adjustment	–	–	–	–	6	6	–	6
Change in fair value of cash flow hedge	–	–	–	–	(1,472)	(1,472)	–	(1,472)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	917	917	–	917
Net loss	–	–	–	(12,852)	–	(12,852)	167	(12,685)
BALANCE - DECEMBER 31, 2010	37,223,475	$4	$162,444	$(242,841)	$(2,137)	$(82,530)	$57	$(82,473)
Issuance of common stock upon exercise of options/warrants	202,985	–	242	–	–	242	–	242
Stock-based compensation	–	–	3,110	–	–	3,110	–	3,110
Noncontrolling interests assumed from Radar joint venture	–	–	–	–	–	–	961	961
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(154)	(154)
Purchase of non-controlling interests	–	–	–	–	–	–	(26)	(26)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(34)	(34)	–	(34)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	1,225	1,225	–	1,225
Net income	–	–	–	7,231	–	7,231	111	7,342
BALANCE - DECEMBER 31, 2011	37,426,460	$4	$165,796	$(235,610)	$(946)	$(70,756)	$949	$(69,807)
Issuance of common stock upon exercise of options/warrants	74,022	–	–	–	–	–	–	–
Stock-based compensation	–	–	2,736	–	–	2,736	–	2,736
Purchase of non-controlling interests	–	–	(117)	–	–	(117)	–	(117)
De-consolidation of joint venture	–	–	–	–	–	–	(14)	(14)
Issuance of restricted stock	1,040,000	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(71)	(71)
Change in cumulative foreign currency translation adjustment	–	–	–	–	67	67	–	67
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	918	918	–	918
Net income (Restated)	–	–	–	59,834	–	59,834	(230)	59,604
BALANCE - DECEMBER 31, 2012 (Restated)	38,540,482	$4	$168,415	$(175,776)	$39	$(7,318)	$634	$(6,684)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)
Net income (loss)	$59,604	$7,342	$(12,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,740	57,481	53,997
Provision for bad debts	25,904	22,339	21,995
Equity in earnings of joint ventures	(6,476)	(5,224)	(4,952)
Distributions from joint ventures	6,477	4,993	7,639
Deferred rent amortization	3,608	2,282	1,848
Amortization of deferred financing cost	2,474	2,940	2,797
Amortization of bond and term loan discounts	1,163	244	164
Loss (gain) on sale and disposal of equipment	456	(2,240)	1,136
Gain on bargain purchase	(810)	–	–
Loss on extinguishment of debt	–	–	9,871
Gain on de-consolidation of joint venture	(2,777)	–	–
Amortization of cash flow hedge	918	1,225	917
Stock-based compensation	2,736	3,110	3,718
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(17,350)	(45,014)	(24,822)
Other current assets	3,565	(3,935)	(3,226)
Other assets	(578)	43	24
Deferred taxes	(56,142)	–	–
Deferred revenue	197	(492)	207
Accounts payable and accrued expenses	(5,440)	12,542	8,256
Net cash provided by operating activities	75,269	57,636	66,884
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(45,493)	(42,990)	(61,774)
Purchase of property and equipment	(44,448)	(42,720)	(40,293)
Proceeds from sale of equipment	1,549	325	685
Proceeds from insurance claims on damaged equipment	–	2,740	–
Proceeds from sale of imaging facilities	2,300	–	–
Proceeds from sale of joint venture interests	1,800	–	–
Purchase of equity interest in joint ventures	(2,756)	(5,094)	–
Net cash used in investing activities	(87,048)	(87,739)	(101,382)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(22,223)	(18,756)	(21,463)
Proceeds from borrowings upon refinancing	344,485	–	478,313
Repayment of debt	(277,875)	–	(412,000)
Deferred financing costs	(3,753)	(944)	(13,566)
Proceeds from, net of payments on, line of credit	(25,000)	58,000	–
Payments to counterparties of interest rate swaps, net of amounts received	(5,823)	(6,455)	(6,382)
Distributions to noncontrolling interests	(71)	(154)	(131)
Equity attributable to non-controlling interests	(117)	–	–
Proceeds from issuance of common stock upon exercise of options/warrants	–	242	271
Net cash provided by financing activities	9,623	31,933	25,042

EFFECT OF EXCHANGE RATE CHANGES ON CASH	63	(2)	(11)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,093)	1,828	(9,467)
CASH AND CASH EQUIVALENTS, beginning of period	2,455	627	10,094
CASH AND CASH EQUIVALENTS, end of period	$362	$2,455	$627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$47,806	$47,310	$40,352
Cash paid during the period for income taxes	$918	$514	$659

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

NOTE 1A – RESTATEMENT

The Company is restating its previously issued consolidated financial statements as of and for the year ended December 31, 2012 to correct the following:

In the fourth quarter of 2012, the Company recorded a benefit from income taxes of approximately $60.4 million primarily resulting from the release of a valuation allowance against its deferred tax assets. In November 2013, during a review of the Company’s work papers supporting its deferred tax assets, management discovered an error in the historical tax treatment of certain mark-to-market adjustments recorded in relation to its interest rate swaps, dating back as far as 2009. This error caused the Company’s deferred tax assets to be overstated by approximately $4.3 million and unrecognized tax benefit liability (included in accounts payable, accrued expenses and other) to be understated by approximately $0.4 million at December 31, 2012. Periods prior to the fourth quarter of 2012 were not significantly impacted by the overstatement, as the Company had a valuation allowance established against the overstated deferred tax assets.

To correct the income tax benefit overstatement described above, the Company is restating the following line items in its consolidated financial statements:

	As Previously Reported	Restatement Adjustments	As Restated
As of and for the year ended December 31, 2012
Current portion of deferred tax assets	$7,607	$–	$7,607
Deferred tax assets, net of current portion	52,790	(4,255)	48,535
Total deferred tax assets	60,397	(4,255)	56,142
Total Assets	715,119	(4,255)	710,864
Accounts payable, accrued expenses and other	105,929	428	106,357
Total current liabilities	118,613	428	119,041
Total liabilities	717,120	428	717,548
Accumulated deficit	(171,093)	(4,683)	(175,776)
Total stockholders' deficit	(2,001)	(4,683)	(6,684)
Benefit from income taxes	59,910	(4,683)	55,227
Net income	64,287	(4,683)	59,604
Net income attributable to RadNet, Inc. common stockholders	64,517	(4,683)	59,834
Basic net income per share attributable to RadNet, Inc. common stockholders	1.71	(0.13)	1.58
Diluted net income per share attributable to RadNet, Inc. common stockholders	1.64	(0.12)	1.52
Comprehensive income	65,502	(4,683)	60,819
Comprehensive income attributable to RadNet, Inc. common stockholders	65,272	(4,683)	60,589

In addition to the restated line items above, certain information in Note 2 (earnings per share), Note 11, Note 15 and Note 16 has been restated to reflect the restated amounts above.

The restate adjustments had no impact on cash flows from operating, investing or financing activities.

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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period which we are obligated to provide services to plan enrollees under contracts with various health plans.

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2012	2011	2010
Commercial Insurance	$409,114	$376,107	$337,980
Medicare	122,971	107,613	103,055
Medicaid	20,101	17,756	16,118
Workers' Compensation/Personal Injury	26,604	23,137	21,002
Other	39,192	30,367	11,140
Service fee revenue, net of contractual allowances and discounts	617,982	554,979	489,294
Provision for bad debts	(25,904)	(22,339)	(21,995)
Net service fee revenue	592,078	532,640	467,299
Revenue under capitation arrangements	55,075	52,481	51,358
Total net revenue	$647,153	$585,121	$518,657

The break-out of our service fee revenue, net of contractual allowances and discounts, is calculated based upon global payments received from consolidated imaging centers from dates of service from each respective period illustrated.

PROVISION FOR BAD DEBTS - We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process.

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

We recognize revenue for four units of accounting, hardware, software, installation (including manufacturing and configuration, training, implementation and project management) and post-contract support (“PCS”), as follows:

•	Hardware – Revenue is recognized when the hardware is shipped. The hardware qualifies as a separate unit of accounting under ASC 605-25-25-5, as it meets the following criteria:
o	The hardware has standalone value as it is sold separately by other vendors and the customer could resell the hardware on a standalone basis; and
o	Delivery or performance of the undelivered items is probable and substantially within our control.

•	Software– We sell essential software. This software revenue is recognized along with the related hardware revenue.
•	Installation – Installation revenue related to essential software that is sold with hardware, is recognized when the installation is completed, as it qualifies as a separate unit of accounting once delivered as it can be provided by a third party.
•	Post-Contract Support – Revenue is recognized over the term of the agreement, usually one year.

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

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method.

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

COMPREHENSIVE INCOME (LOSS) - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components.  Unrealized gains or losses on the change in fair value of the Company’s cash flow hedging activities are included in comprehensive income (loss). Also included are foreign currency translation adjustments. The components of comprehensive income (loss) for the three years in the period ended December 31, 2012 are included in the consolidated statements of comprehensive income (loss).

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Years Ended December 31,
	2012	2011	2010
	(Restated)
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$59,834	$7,231	$(12,852)

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	37,751,170	37,367,736	36,853,477
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$1.58	$0.19	$(0.35)
DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	37,751,170	37,367,736	36,853,477
Add nonvested restricted stock subject only to service vesting	533,014	–	–
Add additional shares issuable upon exercise of stock options and warrants	960,502	1,417,939	–
Weighted average number of common shares used in calculating diluted net income (loss) per share	39,244,686	38,785,675	36,853,477
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$1.52	$0.19	$(0.35)

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

The amount of goodwill from these acquisitions that is deductible for tax purposes is $115.5 million.

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

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2012	2011
Land	$250	$250
Medical equipment	293,169	278,345
Computor and Office equipment, furniture and fixtures	80,270	65,280
Software development costs	3,376	2,626
Leasehold improvements	172,914	155,003
Equipment under capital lease	32,091	28,926
	582,070	530,430
Accumulated depreciation and amortization	(365,510)	(314,903)
	$216,560	$215,527

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2012, 2011 and 2010 was $54.2 million, $54.0 million and $50.5 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2012	2011
	(Restated)
Accounts payable	$39,177	$29,984
Accrued expenses	36,146	41,226
Accrued payroll and vacation	23,277	21,212
Accrued professional fees	7,757	10,679
Total	$106,357	$103,101

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

A tabular presentation of the fair value of derivative instruments as of December 31, 2012 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Accounts payable, accrued expenses and other	$–

A tabular presentation of the fair value of derivative instruments as of December 31, 2011 is as follows (amounts in thousands):

	Balance Sheet Location	Fair Value – Asset (Liability) Derivatives
Derivatives

Interest rate contracts	Accounts payable, accrued expenses and other	$(5,064)

A tabular presentation of the effect of derivative instruments on our statement of operations is as follows (amounts in thousands):

For the Year Ended December 31, 2012

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$5,064	Other income/ (expense)	* ($918)	Interest income/(expense)

For the Year Ended December 31, 2011

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	None	$5,441	Other income/ (expense)	* ($1,225)	Interest income/(expense)

For the Year Ended December 31, 2010

Ineffective Interest Rate Swap	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate contracts	($1,472)	($132)	Other income/ (expense)	* ($917)	Interest income/(expense)

* Amortization of OCI associated with the cash flow hedges through April 6, 2010 (see discussion above).

NOTE 11 – INCOME TAXES

For the years ended December 31, 2012, 2011 and 2010, we recognized income tax (benefit) expense comprised of the following:

	Years Ended
	December 31,
	2012 Restated	2011	2010

State current tax	$1,160	$820	$576
Other current tax	32	–	–
Federal deferred tax	(46,901)	–	–
State deferred tax	(9,518)	–	–

(Benefit from) provision for income taxes	$(55,227)	$820	$576

A reconciliation of the statutory U.S. federal rate and effective rates is as follows (in thousands):

	Years Ended
	December 31,
	2012 Restated	2011	2010

Federal tax	34.00%	34.00%	34.00%
State franchise tax, net of federal benefit	17.49%	6.74%	-3.14%
Non deductible expenses	1.59%	4.97%	0.40%
Equity compensation	10.69%	9.43%	-8.16%
Changes in valuation allowance	-1325.53%	-45.09%	-27.86%
(Benefit from) provision for income taxes	-1261.76%	10.05%	-4.76%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2012 Restated	2011 Restated
Net operating losses	$81,348	$76,323
Accrued expenses	9,679	8,359
Unfavorable contract liability	3,901	3,559
Equity compensation	2,406	3,530
Allowance for doubtful accounts	1,831	1,820
Unrealized loss on hedging agreement	–	1,522
Other	1,194	1,072
Valuation Allowance	(7,645)	(63,854)
Total Deferred Tax Assets	$92,714	$32,331

Deferred tax liabilities:
Property Plant & Equipment	(9,680)	(11,652)
Goodwill	(14,221)	(12,212)
Intangibles	(10,411)	(5,202)
Other	(2,260)	(1,064)

Total Deferred Tax Liabilities	$(36,572)	$(32,608)

Net Deferred Tax Asset (Liability)	$56,142	$(277)

As of December 31, 2012, we had federal and state net operating loss carryforwards of approximately $212.6 million and $69.7 million, respectively, which expire at various intervals from the years 2017 to 2032.  As of December 31, 2012, $23.5 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards.  Cumulative excess tax benefits of $4.4 million, related to the exercise of nonqualified stock options, will be recorded in equity when realized.

We consider all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2012, we have determined that deferred tax assets of $92.7 million are more-likely than not to be realized. We have also determined that deferred tax liabilities of $14.2 million are required related to book basis in goodwill that has an indefinite life.

Prior to 2012, we had recorded a valuation allowance on the majority of our deferred tax assets to reduce the deferred tax assets to the amount that was believed more likely than not to be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including past results, the existence of cumulative losses in prior years, and forecasted future taxable income, and prudent tax planning strategies. During 2012, the majority of our valuation allowance, primarily related to net operating losses (NOLs), was reversed based on historical earnings and forecasts of future taxable income, resulting in the recognition of a $56.2 million tax benefit. The remaining valuation allowance primarily relates to state NOL’s

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (restated) (in thousands):

Year Ended	Total Net Operating Loss Carryforwards	Amount Subject to 382 limitation
2013	$–	$–
2014	–	–
2015	–	–
2016	–	–
2017	15,184	–
Thereafter	197,399	23,475
	$212,583	$23,475

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

A reconciliation of the total gross amounts of unrecognized tax benefits (excluding interest, penalties and the federal tax benefit of state taxes related to unrecognized tax benefits) for the years ended December 31, 2010, 2011, and 2012 is as follows (restated) (in thousands):

Unrecognized tax benefit at 12/31/2008	$–
Additional based on current year tax positions	2,518

Unrecognized tax benefit at 12/31/2009	$2,518
Additional based on current year tax positions	405

Unrecognized tax benefit at 12/31/2010	2,923
Additional based on current year tax positions	833

Unrecognized tax benefit at 12/31/2011	3,756
Additional based on current year tax positions	428

Unrecognized tax benefit at 12/31/2012	$4,184

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized no penalties and interest during the years ended December 31, 2012, 2011 and 2010, and we had assumed approximately $90,000 during the year ended December, 31, 2010 for the payment of interest and penalties. Unrecognized tax benefits of $428,000 are included in accounts payable, accrued liabilities and other and of $3,756,000 as a reduction to non-current deferred tax assets at December 31, 2012 and 2011.

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

As of December 31, 2012, 5,322,083, or approximately 84.3%, of the 6,231,250 outstanding stock options and warrants granted under our option plans are fully vested.  During the year ended December 31, 2012, we did not grant options or warrants under the 2006 Plan.

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

Note 15 — SUPPLEMENTAL GUARANTOR INFORMATION

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

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2012

(in thousands)

(Restated)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$362	$–	$–	$–	$362
Accounts receivable, net	–	–	76,838	52,356	–	129,194
Current portion of deferred tax assets	–	–	7,607	–	–	7,607
Prepaid expenses and other current assets	–	9,735	8,308	694	–	18,737
Total current assets	–	10,097	92,753	53,050	–	155,900
PROPERTY AND EQUIPMENT, NET	–	48,025	168,401	134	–	216,560
OTHER ASSETS
Goodwill	–	48,954	144,072	845	–	193,871
Other intangible assets	–	170	51,394	110	–	51,674
Deferred financing costs	–	11,977	–	–	–	11,977
Investment in subsidiaries	(7,318)	338,113	9,217	–	(340,012)	–
Investment in joint ventures	–	–	28,598	–	–	28,598
Deferred tax assets, net of current portion	–	–	48,535	–	–	48,535
Deposits and other	–	1,821	1,928	–	–	3,749
Total assets	$(7,318)	$459,157	$544,898	$54,139	$(340,012)	$710,864
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Intercompany	$–	$(176,217)	$138,223	$37,994	$–	$–
Accounts payable, accrued expenses and other	–	57,939	42,124	6,294	–	106,357
Due to affiliates	–	–	1,602	–	–	1,602
Deferred revenue	–	–	1,273	–	–	1,273
Current portion of notes payable	–	3,500	1,203	–	–	4,703
Current portion of deferred rent	–	574	590	–	–	1,164
Current portion of obligations under capital leases	–	1,186	2,756	–	–	3,942
Total current liabilities	–	(113,018)	187,771	44,288	–	119,041
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	9,579	6,271	–	–	15,850
Line of Credit	–	33,000	–	–	–	33,000
Notes payable, net of current portion	–	536,248	761	–	–	537,009
Obligations under capital leases,net of current portion	–	666	3,087	–	–	3,753
Other non-current liabilities	–	–	8,895	–	–	8,895
Total liabilities	–	466,475	206,785	44,288	–	717,548

EQUITY (DEFICIT)
Total Radnet, Inc.'s equity (deficit)	(7,318)	(7,318)	338,113	9,217	(340,012)	(7,318)
Noncontrolling interests	–	–	–	634	–	634
Total equity (deficit)	(7,318)	(7,318)	338,113	9,851	(340,012)	(6,684)
Total liabilities and equity (deficit)	$(7,318)	$459,157	$544,898	$54,139	$(340,012)	$710,864

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

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended December 31, 2012

(in thousands)

(Restated)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$115,583	$453,534	$48,865	$–	$617,982
Provision for bad debts	–	(5,452)	(17,888)	(2,564)	–	(25,904)
Net service fee revenue	–	110,131	435,646	46,301	–	592,078
Revenue under capitation arrangements		31,393	14,319	9,363		55,075
Total net revenue	–	141,524	449,965	55,664	–	647,153

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	–	129,188	358,273	55,532	–	542,993
Depreciation and amortization	–	12,690	44,870	180	–	57,740
Loss (gain) on sale and disposal of equipment	–	600	(144)	–	–	456
Severance costs	–	69	641	26	–	736
Total operating expenses	–	142,547	403,640	55,738	–	601,925

(LOSS) INCOME FROM OPERATIONS	–	(1,023)	46,325	(74)	–	45,228

OTHER EXPENSES
Interest expense	–	31,392	22,391	–	–	53,783
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Other (income) expenses	–	(3,873)	194	–	–	(3,679)
Total other expenses	–	27,519	19,808	–	–	47,327

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(28,542)	26,517	(74)	–	(2,099)
Provision for income taxes	–	(21)	55,253	(5)	–	55,227
Equity in earnings of consolidated subsidiaries	59,834	88,397	151		(148,382)	–
Equity in earnings of joint ventures	–	–	6,476	–	–	6,476
NET INCOME (LOSS)	59,834	59,834	88,397	(79)	(148,382)	59,604
Net loss attributable to noncontrolling interests	–	–	–	(230)	–	(230)
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$59,834	$59,834	$88,397	$151	$(148,382)	$59,834

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended December 31, 2011

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$96,002	$409,528	$49,449	$–	$554,979
Provision for bad debts	–	(4,485)	(15,443)	(2,411)	–	(22,339)
Net service fee revenue	–	91,517	394,085	47,038	–	532,640
Revenue under capitation arrangements		29,914	13,645	8,922		52,481
Total net revenue	–	121,431	407,730	55,960	–	585,121

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	–	108,530	314,958	54,340	–	477,828
Depreciation and amortization	–	13,986	43,268	227	–	57,481
(Gain) loss on sale and disposal of equipment	–	(2,512)	272	–	–	(2,240)
Severance costs	–	267	1,124	–	–	1,391
Total operating expenses	–	120,271	359,622	54,567	–	534,460

INCOME FROM OPERATIONS	–	1,160	48,108	1,393	–	50,661

OTHER EXPENSES
Interest expense	–	30,458	22,337	3	–	52,798
Loss on extinguishment of debt	–	–	–	–	–	–
Other (income) expenses	–	(5,165)	90	–	–	(5,075)
Total other expenses	–	25,293	22,427	3	–	47,723

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(24,133)	25,681	1,390	–	2,938
Provision for income taxes	–	(46)	(770)	(4)	–	(820)
Equity in earnings of consolidated subsidiaries	7,231	31,410	1,275	–	(39,916)	–
Equity in earnings of joint ventures	–	–	5,224	–	–	5,224
NET INCOME	7,231	7,231	31,410	1,386	(39,916)	7,342
Net income attributable to noncontrolling interests	–	–	–	111	–	111
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,231	$7,231	$31,410	$1,275	$(39,916)	$7,231

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended December 31, 2010

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$90,385	$350,565	$48,344	$–	$489,294
Provision for bad debts	–	(5,243)	(14,293)	(2,459)	–	(21,995)
Net revenue before provision for bad debts	–	85,142	336,272	45,885	–	467,299
Revenue under capitation arrangements	–	29,274	13,353	8,731		51,358
Total net revenue	–	114,416	349,625	54,616	–	518,657

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	–	103,563	264,258	53,152	–	420,973
Depreciation and amortization	–	13,656	40,150	191	–	53,997
Loss on sale and disposal of equipment	–	141	995	–	–	1,136
Severance costs	–	490	321	27	–	838
Total operating expenses	–	117,850	305,724	53,370	–	476,944

(LOSS) INCOME FROM OPERATIONS	–	(3,434)	43,901	1,246	–	41,713

OTHER EXPENSES
Interest expense	–	25,405	22,965	28	–	48,398
Loss on extinguishment of debt	–	9,871	–	–	–	9,871
Other income	–	362	143	–	–	505
Total other expenses	–	35,638	23,108	28	–	58,774

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(39,072)	20,793	1,218	–	(17,061)
Provision for income taxes	–	(38)	(532)	(6)	–	(576)
Equity in (losses) earnings of consolidated subsidiaries	(12,852)	26,258	1,045	–	(14,451)	–
Equity in earnings of joint ventures	–	–	4,952	–	–	4,952
NET (LOSS) INCOME	(12,852)	(12,852)	26,258	1,212	(14,451)	(12,685)
Net income attributable to noncontrolling interests	–	–	–	167	–	167
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(12,852)	$(12,852)	$26,258	$1,045	$(14,451)	$(12,852)

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Year Ended December 31, 2012

(in thousands)

(Restated)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$59,834	$59,834	$88,397	$(79)	$(148,382)	$59,604
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	–	12,690	44,870	180	–	57,740
Provision for bad debt	–	5,452	17,888	2,564	–	25,904
Equity in earnings of consolidated subsidiaries	(59,834)	(88,397)	(151)	–	148,382	–
Distributions from consolidated subsidiaries	–	–	906	–	(906)	–
Equity in earnings of joint ventures	–	–	(6,476)	–	–	(6,476)
Distributions from joint ventures	–	–	6,477	–	–	6,477
Deferred rent amortization	–	1,917	1,691	–	–	3,608
Amortization of deferred financing cost	–	2,474	–	–	–	2,474
Amortization of discount on notes	–	1,163	–	–	–	1,163
Loss (gain) on sale and disposal of equipment	–	600	(144)	–	–	456
Gain on bargain purchase	–	–	(810)	–	–	(810)
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Amortization of cash flow hedge	–	918	–	–	–	918
Stock-based compensation	–	684	2,052	–	–	2,736
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(4,051)	(13,299)	–	(17,350)
Other current assets	–	2,203	1,085	277	–	3,565
Other assets	–	(542)	(36)	–	–	(578)
Deferred taxes	–	–	(56,142)	–	–	(56,142)
Deferred revenue	–	–	197	–	–	197
Accounts payable, accrued expenses and other	–	(6,524)	(9,161)	10,245	–	(5,440)
Net cash (used in) provided by operating activities	–	(7,528)	83,815	(112)	(906)	75,269
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(10,494)	(34,999)	–	–	(45,493)
Purchase of property and equipment	–	(9,173)	(35,275)	–	–	(44,448)
Proceeds from sale of equipment	–	218	1,331	–	–	1,549
Proceeds from sale of imaging facilities	–	–	2,300	–	–	2,300
Proceeds from sale of joint venture interests	–	–	1,800	–	–	1,800
Purchase of equity interest in joint ventures	–	–	(2,756)	–	–	(2,756)
Net cash used in investing activities	–	(19,449)	(67,599)	–	–	(87,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(6,061)	(16,162)	–	–	(22,223)
Repayment of debt upon extinguishment	–	(277,875)	–	–	–	(277,875)
Proceeds from borrowings upon refinancing	–	344,485	–	–	–	344,485
Deferred financing costs	–	(3,753)	–	–	–	(3,753)
Proceeds from, net of payments, on line of credit	–	(25,000)	–	–	–	(25,000)
Payments to counterparties of interest rate swaps, net of amounts received	–	(5,823)	–	–	–	(5,823)
Purchase of non-controlling interests	–	–	(117)	–	–	(117)
Distributions paid to noncontrolling interests	–	–	–	(977)	906	(71)
Net provided by (cash used) in financing activities	–	25,973	(16,279)	(977)	906	9,623
EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	–	63	–	–	63

NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(1,004)	–	(1,089)	–	(2,093)
CASH AND CASH EQUIVALENTS, beginning of period	–	1,366	–	1,089	–	2,455
CASH AND CASH EQUIVALENTS, end of period	$–	$362	$–	$–	$–	$362

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

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Year Ended December 31, 2010

(in thousands)

	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,852)	$(12,852)	$26,258	$1,212	$(14,451)	$(12,685)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	–	13,656	40,150	191	–	53,997
Provision for bad debt	–	5,243	14,293	2,459	–	21,995
Equity in earnings of consolidated subsidiaries	12,852	(26,258)	(1,045)	–	14,451	–
Distributions from consolidated subsidiaries	–	–	1,247	–	(1,247)	–
Equity in earnings of joint ventures	–	–	(4,952)	–	–	(4,952)
Distributions from joint ventures	–	–	7,639	–	–	7,639
Deferred rent amortization	–	254	1,594	–	–	1,848
Amortization of deferred financing cost	–	2,797	–	–	–	2,797
Amortization of discount on notes	–	164	–	–	–	164
Loss on sale and disposal of equipment	–	141	995	–	–	1,136
Loss on extinguishment of debt	–	9,871	–	–	–	9,871
Amortization of cash flow hedge	–	917	–	–	–	917
Stock-based compensation	–	929	2,789	–	–	3,718
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(11,818)	(13,004)	–	(24,822)
Other current assets	–	(2,552)	(635)	(39)	–	(3,226)
Other assets	–	876	(852)	–	–	24
Deferred revenue	–	–	207	–	–	207
Accounts payable, accrued expenses and other	–	(27,504)	24,615	11,145	–	8,256
Net cash (used in) provided by operating activities	–	(34,318)	100,485	1,964	(1,247)	66,884
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(1,401)	(60,387)	14	–	(61,774)
Purchase of property and equipment	–	(12,024)	(28,175)	(94)	–	(40,293)
Proceeds from sale of equipment	–	121	564	–	–	685
Net cash used in investing activities	–	(13,304)	(87,998)	(80)	–	(101,382)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(8,903)	(12,476)	(84)	–	(21,463)
Repayment of debt upon extinguishment	–	(412,000)	–	–	–	(412,000)
Proceeds from borrowings upon refinancing	–	478,313	–	–	–	478,313
Deferred financing costs	–	(13,566)	–	–	–	(13,566)
Payments to counterparties of interest rate swaps, net of amounts received	–	(6,382)	–	–	–	(6,382)
Distributions paid to noncontrolling interests	–	–	–	(1,378)	1,247	(131)
Proceeds from issuance of common stock	–	271	–	–	–	271
Net cash provided by (used in) financing activities	–	37,733	(12,476)	(1,462)	1,247	25,042
EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	–	(11)	–	–	(11)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(9,889)	–	422	–	(9,467)
CASH AND CASH EQUIVALENTS,
beginning of period	–	10,094	–	–	–	10,094
CASH AND CASH EQUIVALENTS,
end of period	$–	$205	$–	$422	$–	$627

NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2012 and 2011.  This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for earnings per share).

	2012 Quarter Ended				2011 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Statement of Operations Data:				(Restated)

Net service fee revenue	$162,016	$165,351	$160,453	$159,333	$139,052	$147,699	$143,021	$155,349
Total operating expenses	150,765	151,886	146,613	152,661	129,653	132,562	132,041	140,204
Total other expenses	12,420	12,131	9,738	13,038	11,544	12,461	11,736	11,982
Equity in earnings of joint ventures	1,262	1,986	909	2,319	1,484	1,267	1,038	1,435
Provision for income taxes	(245)	(421)	(30)	55,923	(147)	(337)	(234)	(102)
Net income (loss)	(152)	2,899	4,981	51,876	(808)	3,606	48	4,496
Net income (loss) attributable to noncontrolling interests	(41)	(47)	(72)	(70)	68	85	9	(51)
Net income (loss) attributable to Radnet, Inc. common stockholders	$(111)	$2,946	$5,053	$51,946	$(876)	$3,521	$39	$4,547
Basic net income (loss) attributable to Radnet, Inc. common stockholders earnings (loss) per share:	$(0.00)	$0.07	$0.13	$1.35	$(0.02)	$0.09	$0.00	$0.12
Diluted net income (loss) attributable to Radnet, Inc. common stockholders earnings (loss) per share:	$(0.00)	$0.07	$0.12	$1.30	$(0.02)	$0.09	$0.00	$0.12
Weighted average shares outstanding
Basic	37,670	37,761	38,340	38,349	37,258	37,358	37,426	37,426
Diluted	37,670	39,431	39,861	39,796	37,258	39,820	38,470	38,059

Detail regarding the restatement adjustments made to arrive at the restated amounts included in the table above for the three months ended December 31, 2012 are shown in the table below. See Note 1A for further detail regarding such restatement.

	As Previously	Restatement
	Reported	Adjustments	As Restated
	(unaudited)	(unaudited)	(unaudited)
For the three months ended December 31, 2012
Benefit from income taxes	$60,606	$(4,683)	$55,923
Net income	56,559	(4,683)	51,876
Net income attributable to RadNet, Inc. common stockholders	56,629	(4,683)	51,946
Basic net income per share attributable to RadNet, Inc. common stockholders	1.47	(0.12)	1.35
Diluted net income per share attributable to RadNet, Inc. common stockholders	1.42	(0.12)	1.30

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

The Financial Statements for certain unconsolidated joint ventures in which we hold equity interests of 50% or less are attached hereto and begin on page 94.

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

Evaluation of Disclosure Controls and Procedures

RadNet, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Prior to the filing of our original Annual Report on Form 10-K for the year ended December 31, 2012, RadNet, Inc. carried out a variety of procedures, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of RadNet, Inc. had concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. Subsequently, in November 2013, during the preparation of the Company’s third quarter financial statements for the three and nine months ending September 30, 2013, the Company identified a deficiency in controls relating to the accounting for income taxes resulting in the overstatement of a deferred tax asset and an understatement in an unrecognized tax benefit liability related to the historical tax treatment of certain mark-to-market adjustments recorded in relation to its interest rate swaps.

We have concluded that such deficiency represented a material weakness in internal control over financial reporting. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of December 31, 2012, the last day of the period covered by this Report.

Report of Management on Internal Control over Financial Reporting

The management of RadNet, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The internal control system for RadNet, Inc. was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to the filing of the Company’s original Annual Report on Form 10-K for the year ended December 31, 2012, the management of RadNet, Inc. had assessed the effectiveness of the Company’s internal control over financial reporting. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, Company’s management had concluded that as of December 31, 2012, internal control over financial reporting was effective based on those criteria. Subsequently, in November 2013, during the preparation of the Company’s third quarter financial statements for the three and nine months ending September 30, 2013, the Company identified a deficiency in controls relating to the accounting for income taxes resulting in the overstatement of a deferred tax asset and an understatement in an unrecognized tax benefit liability related to the historical tax treatment of certain mark-to-market adjustments recorded in relation to its interest rate swaps.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness resulted in an error in our accounting for income taxes and contributed to our restatement of previously issued financial statements more fully described in Note 1A to the Consolidated Financial Statements. Based on our assessment, management has now concluded that, as of December 31, 2012, our internal control over the accounting for income taxes was not effective due to the identification of a material weakness.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K/A and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Planned Remediation Efforts to Address Material Weakness

In order to remediate the material weakness discussed above and further strengthen the overall controls surrounding the Company’s accounting for income taxes, we have taken or will take the following steps to improve the overall processes and controls in its tax function:

•	place a senior accounting professional in a leadership position within the accounting department to ensure the quality of information delivered to, and improve the review of completed work received from, Company’s outside tax consultant;
•	improve controls over our identification and assessment of uncertain tax positions.

Changes in Internal Control Over Financial Reporting

As previously reported, except for the material weakness described above, management did not identify any change in internal control over financial reporting occurring during the fourth quarter that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of RadNet, Inc.

We have audited RadNet Inc. and subsidiaries' (“ Company’s” or “ RadNet’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). RadNet’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on RadNet’s internal control over financial reporting based on our audit.

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

In our report dated March 18, 2013, we expressed an unqualified opinion that RadNet, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for income taxes existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2012. As a result, management has revised its assessment, as presented in Item 9A, “Report of Management on Internal Control over Financial Reporting”; to conclude that RadNet, Inc. and subsidiaries’ internal control over financial reporting was not effective as of December 31, 2012. Accordingly, our present opinion on the effectiveness of RadNet, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s accounting for income taxes. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of RadNet Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity deficit, and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements and this report does not affect our report dated March 18, 2013, except for Note 1A, as to which the date is November 13, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, RadNet Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California

March 18, 2013, except for the effects of the material weakness described in the sixth paragraph as to which the date is November 13, 2013

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

RADNET, INC.

Date: November 13 , 2013	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: November 13, 2013

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: November 13, 2013

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: November 13, 2013

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: November 13, 2013

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: November 13, 2013

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: November 13, 2013

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: November 13, 2013

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: November 13, 2013

