Form 10-Q
period 2013-09-30
RadNet, Inc.
filed 2013-11-13
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding on November 5, 2013, was 40,089,196 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	September 30,	December 31,
	2013	2012
	(unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$268	$362
Accounts receivable, net	134,265	129,194
Current portion of deferred tax assets	5,888	7,607
Prepaid expenses and other current assets	17,803	18,737
Total current assets	158,224	155,900

PROPERTY AND EQUIPMENT, NET	217,383	216,560

OTHER ASSETS
Goodwill	196,090	193,871
Other intangible assets	50,808	51,674
Deferred financing costs	10,600	11,977
Investment in joint ventures	28,610	28,598
Deferred tax assets, net of current portion	49,679	48,535
Deposits and other	3,738	3,749
Total assets	$715,132	$710,864

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$99,765	$106,357
Due to affiliates	1,273	1,602
Deferred revenue	1,448	1,273
Current portion of deferred rent	1,448	1,164
Current portion of notes payable	5,431	4,703
Current portion of obligations under capital leases	2,071	3,942
Total current liabilities	111,436	119,041

LONG-TERM LIABILITIES
Deferred rent, net of current portion	18,459	15,850
Line of credit	3,400	33,000
Notes payable, net of current portion	571,082	537,009
Obligations under capital lease, net of current portion	2,523	3,753
Other non-current liabilities	7,870	8,895
Total liabilities	714,770	717,548

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.0001 par value, 200,000,000 shares authorized; 40,089,196, and 38,540,482 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4	4
Paid-in-capital	173,130	168,415
Accumulated other comprehensive (loss) income	(65)	39
Accumulated deficit	(174,899)	(175,776)
Total RadNet, Inc.'s stockholders' equity (deficit)	(1,830)	(7,318)
Noncontrolling interests	2,192	634
Total stockholders' equity (deficit)	362	(6,684)
Total liabilities and stockholders' equity (deficit)	$715,132	$710,864

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$165,373	$152,381	$496,424	$463,733
Provision for bad debts	(7,033)	(6,574)	(20,810)	(19,453)
Net service fee revenue	158,340	145,807	475,614	444,280
Revenue under capitation arrangements	16,848	14,646	49,034	43,540
Total net revenue	175,188	160,453	524,648	487,820

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	151,770	133,223	450,030	405,177
Depreciation and amortization	14,762	13,369	44,050	43,154
(Gain) loss on sale and disposal of equipment	(5)	(45)	357	255
Severance costs	72	66	312	678
Total operating expenses	166,599	146,613	494,749	449,264

INCOME FROM OPERATIONS	8,589	13,840	29,899	38,556

OTHER EXPENSES
Interest expense	11,052	13,875	34,542	40,917
Equity in earnings of joint ventures	(1,617)	(909)	(4,481)	(4,157)
Gain on sale of imaging centers	–	–	(2,108)	–
Gain on de-consolidation of joint venture	–	(2,777)	–	(2,777)
Other expense (income)	4	(1,360)	152	(3,851)
Total other expenses	9,439	8,829	28,105	30,132

(LOSS) INCOME BEFORE INCOME TAXES	(850)	5,011	1,794	8,424
Provision for income taxes	483	(30)	(766)	(696)

NET (LOSS) INCOME	(367)	4,981	1,028	7,728
Net income (loss) attributable to noncontrolling interests	100	(72)	151	(160)

NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(467)	$5,053	$877	$7,888

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.01)	$0.13	$0.02	$0.21

DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.01)	$0.13	$0.02	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,235,863	38,340,482	39,105,522	37,737,467
Diluted	39,235,863	39,860,685	39,886,140	39,244,299

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET (LOSS) INCOME	$(367)	$4,981	$1,028	$7,728
Foreign currency translation adjustments	13	36	(104)	62
Reclassification of net cash flow hedge losses included in net income during the period	–	276	–	827

COMPREHENSIVE (LOSS) INCOME	(354)	5,293	924	8,617
Less comprehensive income (loss) attributable to non-controlling interests	100	(72)	151	(160)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTIBLE TO RADNET, INC. COMMON STOCKHOLDERS	$(454)	$5,365	$773	$8,777

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

    (unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total RadNet, Inc.'s Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	Income (loss)	(Deficit)	Interests	(Deficit)
BALANCE - JANUARY 1, 2013 (Restated)	38,540,482	$4	$168,415	$(175,776)	$39	$(7,318)	$634	$(6,684)
Issuance of common stock upon exercise of options/warrants	898,714	–	469	–	–	469	–	469
Stock-based compensation	–	–	2,045	–	–	2,045	–	2,045
Issuance of restricted stock	650,000	–	–	–	–	–	–	–
Sale of a noncontrolling interest in one of our consolidated joint ventures	–	–	2,201	–	–	2,201	439	2,640
Purchase of a controlling interest in a joint venture	–	–	–	–	–	–	979	979
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(11)	(11)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(104)	(104)	–	(104)
Net income	–	–	–	877	–	877	151	1,028
BALANCE - September 30, 2013	40,089,196	$4	$173,130	$(174,899)	$(65)	$(1,830)	$2,192	$362

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (IN THOUSANDS)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,028	$7,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,050	43,154
Provision for bad debt	20,810	19,453
Equity in earnings of joint ventures	(4,481)	(4,157)
Distributions from joint ventures	5,624	5,526
Deferred rent amortization	2,893	2,990
Amortization of deferred financing cost	1,676	1,803
Amortization of bond and term loan discount	1,651	706
Loss on sale and disposal of equipment	357	255
Gain on sale of imaging centers	(2,108)	–
Gain on de-consolidation of joint venture	–	(2,777)
Amortization of cash flow hedge	–	827
Stock-based compensation	2,045	2,139
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(25,096)	(18,362)
Other current assets	(1,504)	(433)
Other assets	172	(51)
Deferred taxes	575	–
Deferred revenue	175	72
Accounts payable, accrued expenses and other	(5,357)	(3,255)
Net cash provided by operating activities	42,510	55,618

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(5,918)	(10,617)
Purchase of property and equipment	(39,921)	(35,279)
Proceeds from sale of equipment	510	841
Proceeds from sale of imaging facilities	3,920	2,300
Proceeds from sale of joint venture interests	2,640	1,800
Purchase of equity interest in joint ventures	(1,803)	(2,756)
Net cash used in investing activities	(40,572)	(43,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(7,476)	(11,180)
Deferred financing costs	(432)	–
Proceeds from borrowings upon refinancing	35,122	–
Net (payments on) proceeds from line of credit	(29,600)	1,800
Payments to counterparties of interest rate swaps, net of amounts received	–	(4,587)
Distributions to noncontrolling interests	(11)	(67)
Proceeds from issuance of common stock upon exercise of options/warrants	469	–
Net cash used in financing activities	(1,928)	(14,034)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(104)	60

NET DECREASE IN CASH AND CASH EQUIVALENTS	(94)	(2,067)

CASH AND CASH EQUIVALENTS, beginning of period	362	2,455

CASH AND CASH EQUIVALENTS, end of period	$268	$388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$26,614	$32,074

 The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $11.3 million and $13.2 million during the nine months ended September 30, 2013 and 2012, respectively, that we had not paid for as of September 30, 2013 and 2012, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under accounts payable and accrued expenses.

Detail of investing activity related to acquisitions can be found in Note 2.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

At September 30, 2013, we operated directly or indirectly through joint ventures, 251 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. Our operations comprise a single segment for financial reporting purposes.

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

John V. Crues III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG. Dr. Crues also owns a controlling interest in three medical groups (“Crues Entities”) which provide professional medical services at our imaging facilities located in New York, New York, two of which we acquired as part of our December 31, 2012 acquisition of Lenox Hill and one in connection with our August 1, 2013 acquisition of Manhattan Diagnostic Radiology.

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

We have determined that BRMG and the Crues Entities are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each. BRMG and the Crues Entities on a combined basis recognized $24.7 million and $15.0 million of revenue, net of management service fees to RadNet, Inc., for the three months ended September 30, 2013 and 2012, respectively, and $24.7 million and $15.0 million of operating expenses for the three months ended September 30, 2013 and 2012, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $98.3 million and $68.0 million of total billed net service fee revenue relating to these VIE’s for the three months ended September 30, 2013 and 2012, respectively, of which $73.6 million and $53.0 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended September 30, 2013 and 2012, respectively.

BRMG and the Crues Entities combined recognized $58.2 million and $41.4 million of revenue, net of management service fees to RadNet, Inc., for the nine months ended September 30, 2013 and 2012, respectively, and $58.2 million and $41.4 million of operating expenses for the nine months ended September 30, 2013 and 2012, respectively.  RadNet, Inc. recognized in its condensed consolidated statement of operations $256.6 million and $198.0 million of total billed net service fee revenue relating to these VIE’s for the nine months ended September 30, 2013 and 2012, respectively, of which $198.4 million and $156.6 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed net service fee revenue for the nine months ended September 30, 2013 and 2012, respectively.

The cash flows of BRMG and the Crues Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at September 30, 2013 and December 31, 2012, we have included approximately $62.7 million and $51.8 million, respectively, of accounts receivable and approximately $11.4 million and $6.3 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the Crues Entities combined.

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

Aside from centers in California and New York City where we contract with BRMG and the Crues Entities, respectively, for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California except for New York City, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-Crues Entities) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2013 and 2012 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K/A for the year ended December 31, 2012 filed on November 13, 2013, as amended.

Significant Accounting Policies

As of the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2012 as amended. . The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2012 as amended:

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to centers affiliated with both BRMG and the Crues Entities, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the Crues Entities as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the Crues Entities. As it relates to non-BRMG and Crues Entity centers, this service fee revenue is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG and Crues Entity centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and nine months ended September 30, 2013 and 2012 are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Commercial Insurance	$102,672	$93,967	$305,194	$286,615
Medicare	37,811	35,523	111,952	106,259
Medicaid	5,798	5,495	18,503	17,431
Workers Compensation/Personal Injury	8,462	7,242	28,234	22,860
Other	3,597	3,579	11,732	11,116
Service fee revenue, net of contractual allowances/discounts/bad debt	158,340	145,807	475,613	444,281
Revenue under capitation arrangements	16,848	14,646	49,034	43,540
Total net revenue	$175,188	$160,453	$524,647	$487,821

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

Deferred Financing Costs

Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method.

Liquidity and Capital Resources

We had cash and cash equivalents of $268,000 and accounts receivable of $134.3 million at September 30, 2013, compared to cash and cash equivalents of $362,000 and accounts receivable of $129.2 million at December 31, 2012. We had a working capital balance of $46.8 million and $36.9 million at September 30, 2013 and December 31, 2012, respectively.  We had net income attributable to RadNet, Inc. common stockholders for the nine months ended September 30, 2013 and 2012 of $877,000 and $7.9 million, respectively.  We also had stockholders’ equity (deficit) of $362,000 and ($6.7 million) at September 30, 2013 and December 31, 2012, respectively.

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

Included in our condensed consolidated balance sheet at September 30, 2013 are $198.3 million of senior notes (net of unamortized discounts of $1.7 million), $375.3 million of senior secured term loan debt (net of unamortized discounts of $11.0 million) and $3.4 million aggregate principal amount outstanding under the revolving credit facility.

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture. As of September 30, 2013, we were in compliance with all covenants.

NOTE 1A – RESTATEMENT

On November 13, 2013, the Company amended its Annual Report on Form 10-K as of and for the year ended December 31, 2012. The Company is also restating herein its previously issued consolidated balance sheet as of December 31, 2012 to correct an error in its accounting for income taxes.

In the fourth quarter of 2012, the Company recorded a benefit from income taxes of approximately $60.4 million primarily resulting from the release of a valuation allowance against its deferred tax assets. In November 2013, during a review of the Company’s work papers supporting its deferred tax assets, management discovered an error in the historical tax treatment of certain mark-to-market adjustments recorded in relation to its interest rate swaps, dating back as far as 2009. This error caused the Company’s deferred tax assets to be overstated by approximately $4.3 million and unrecognized tax benefit liability (included in accounts payable, accrued expenses and other) to be understated by approximately $0.4 million at December 31, 2012. Periods prior to the fourth quarter of 2012 were not significantly impacted by the overstatement as the Company had a valuation allowance established against the overstated deferred tax assets.

To correct the income tax benefit overstatement described above, the Company restated the following line items in its financial statements:

	As Previonsly Reported	Restatement Adjustments	As Restated
As of and for the year ended December 31, 2012
Current portion of deferred tax assets	$7,607	$–	$7,607
Deferred tax assets, net of current portion	52,790	(4,255)	48,535
Total deferred tax assets	60,397	(4,255)	56,142
Total Assets	715,119	(4,255)	710,864
Accounts payable, accrued expenses and other	105,929	428	106,357
Total current liabilities	118,613	428	119,041
Total liabilities	717,120	428	717,548
Accumulated deficit	(171,093)	(4,683)	(175,776)
Total stockholders' deficit	(2,001)	(4,683)	(6,684)

NOTE 2 – FACILITY ACQUISITIONS & DISPOSITIONS

On August 1, 2013, we completed our acquisition of Manhattan Diagnostic Radiology consisting of two multi-modality imaging centers located in New York, New York, for cash consideration of $507,000 and the settlement of approximately $1.8 million of equipment leases. The facilities provide MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.0 million of fixed assets, $150,000 of other intangible assets and $161,000 of other assets were recorded with respect to this transaction.

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

NOTE 3 – RECENT ACCOUNTING STANDARDS

Presentation of Unrecognized Tax Benefits. In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2013. The Company does not expect the adoption of the standard to have a material effect on its statements of financial position, results of operations or cash flow.

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

NOTE 4 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net (loss) income attributable to RadNet, Inc.'s common stockholders	$(467)	$5,053	$877	$7,888

BASIC NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS

Weighted average number of common shares outstanding during the period	39,235,863	38,340,482	39,105,522	37,737,467
Basic net (loss) income per share attributable to RadNet, Inc.'s common stockholders	$(0.01)	$0.13	$0.02	$0.21

DILUTED NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS

Weighted average number of common shares outstanding during the period	39,235,863	38,340,482	39,105,522	37,737,467
Add nonvested restricted stock subject only to service vesting	–	560,000	311,419	516,655
Add additional shares issuable upon exercise of stock options and warrants	–	960,203	469,199	990,177
Weighted average number of common shares used in calculating diluted net income per share	39,235,863	39,860,685	39,886,140	39,244,299
Diluted net (loss) income per share attributable to RadNet, Inc.'s common stockholders	$(0.01)	$0.13	$0.02	$0.20

For the three months ended September 30, 2013 we excluded all options, warrants and RSA’s in the calculation of diluted earnings per share because their effect would be antidilutive.

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

The following table is a roll forward of our investment in joint ventures during the nine months ended September 30, 2013 (in thousands):

Balance as of December 31, 2012	$28,598
Acquisition of a controlling interest in a joint venture (see Note 2)	(648)
Purchase of a 40% interest in a new joint venture (see Note 2)	1,000
Equity contributions in existing joint ventures	803
Equity earnings in these joint ventures	4,481
Distribution of earnings	(5,624)
Balance as of September 30, 2013	$28,610

We received management service fees from the centers underlying these joint ventures of approximately $2.3 million and $2.2 million for the three months ended September 30, 2013 and 2012, respectively, and $7.0 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively, and eliminated the uncollected portion of the fees earned associated with our ownership from our net revenue with an offsetting increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of September 30, 2013 and for the nine months ended September 30, 2013 and 2012 (in thousands):

Balance Sheet Data:	September 30, 2013
Current assets	$15,521
Noncurrent assets	49,361
Current liabilities	(6,995)
Noncurrent liabilities	(6,487)
Total net assets	$51,400
Book value of Radnet joint venture interests	$23,222
Cost in excess of book value of acquired joint venture interests	5,059
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	329
Total value of Radnet joint venture interests	$28,610
Total book value of other joint venture partner interests	$28,178

Income Statement Data for the nine months ended September 30,	2013	2012
Net revenue	$68,912	$60,954
Net income	$9,819	$9,011

NOTE 6 – STOCK-BASED COMPENSATION

Options and Warrants

We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of September 30, 2013, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of September 30, 2013, 5,156,250, or approximately 93.6%, of the 5,506,250 outstanding stock options and warrants granted under our option plans are fully vested.  During the nine months ended September 30, 2013, we did not grant options or warrants under the 2006 Plan.

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

As of September 30, 2013, 330,000, or 100%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the nine months ended September 30, 2013, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions for the nine months ended September 30, 2013:

Outstanding Options and Warrants		Weighted Average Exercise price Per Common	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Share	(in years)	Value

Balance, December 31, 2012	6,231,250	$3.58
Granted	–	–
Exercised	–	–
Canceled or expired	(725,000)	6.82
Balance, September 30, 2013	5,506,250	3.16	1.36	$391,013
Exercisable at September 30, 2013	5,156,250	3.17	1.28	391,013

Non-Plan		Weighted Average Exercise price Per Common	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Outstanding Warrants	Shares	Share	(in years)	Value
Balance, December 31, 2012	1,502,898	$1.50
Granted	–	–
Exercised	(1,172,898)	1.12
Canceled or expired	–	–
Balance, September 30, 2013	330,000	2.87	1.35	$–
Exercisable at September 30, 2013	330,000	2.87	1.35	–

The aggregate intrinsic value in the tables above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2013 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on September 30, 2013. The total intrinsic value of options and warrants exercised during the nine months ended September 30, 2013 and 2012 was approximately $2.3 million and $265,000, respectively. As of September 30, 2013, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $316,000, which is expected to be recognized over a weighted average period of approximately 0.7 years.

Restricted Stock Awards

The 2006 Plan permits the award of restricted stock. On January 2, 2013, we granted awards for 450,000 shares of our common stock to certain employees. Of the awards granted, 170,000 were vested on the award date, 140,000 cliff vest after one year provided that the employees remain continuously employed through the vesting date and 140,000 cliff vest after two years provided that the employees remain continuously employed through the vesting date. We valued the awards based on the closing market price of our stock on January 2, 2013 which was $2.51 per share. On April 1, 2013, we granted an award for 200,000 shares of our common stock to an affiliated physician who provides services to the Company. Of this award granted, 40,000 was vested on the award date, 40,000 cliff vests after one year provided that the affiliated physician continues providing services to the Company through the vesting date, 40,000 cliff vests after two years provided that the affiliated physician continues providing services to the Company through the vesting date, 40,000 cliff vests after three years provided that the affiliated physician continues providing services to the Company through the vesting date and 40,000 cliff vests after four years provided that the affiliated physician continues providing services to the Company through the vesting date. We valued this award based on the closing market price of our stock on April 1, 2013 which was $2.82 per share.

At September 30, 2013, the total unrecognized fair value of all restricted stock awards was approximately $1.3 million, which will be recognized over the remaining vesting period of 3.50 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at September 30, 2013, we had 7,138,750 options, warrants and shares of restricted stock outstanding, 20,000 options exercised and 3,841,250 available for grant.

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Senior Secured Term Loan	–	387,266	–	387,266
Senior Notes	–	210,500	–	210,500

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Senior Secured Term Loan	$–	$352,180	$–	$352,180
Senior Notes	–	204,500	–	204,500

The carrying value of our line of credit at September 30, 2013 and December 31, 2012 of $3.4 million and $33.0 million, respectively, approximated its fair value.

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

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

September 30, 2013

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$–	$268	$–	$–	$268
Accounts receivable, net	–	–	59,980	74,285	–	134,265
Current portion of deferred tax assets	–	–	5,888	–	–	5,888
Prepaid expenses and other current assets	–	12,757	4,190	856	–	17,803
Total current assets	–	12,757	70,326	75,141	–	158,224
PROPERTY AND EQUIPMENT, NET	–	52,395	159,423	5,565	–	217,383
OTHER ASSETS
Goodwill	–	49,139	142,211	4,740	–	196,090
Other intangible assets	–	140	50,580	88	–	50,808
Deferred financing costs	–	10,600	–	–	–	10,600
Investment in subsidiaries	(1,830)	361,281	26,931	–	(386,382)	–
Investment in joint ventures	–	1,020	27,590	–	–	28,610
Deferred tax assets, net of current portion	–	–	49,679	–	–	49,679
Deposits and other	–	1,495	2,164	79	–	3,738
Total assets	$(1,830)	$488,827	$528,904	$85,613	$(386,382)	$715,132
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Intercompany	$–	$(155,450)	$115,090	$40,360	$–	$–
Accounts payable, accrued expenses and other	–	56,619	29,647	13,499	–	99,765
Due to affiliates	–	–	1,273	–	–	1,273
Deferred revenue	–	–	1,448	–	–	1,448
Current portion of deferred rent	–	768	629	51	–	1,448
Current portion of notes payable	–	3,900	1,408	123	–	5,431
Current portion of obligations under capital leases	–	593	561	917	–	2,071
Total current liabilities	–	(93,570)	150,056	54,950	–	111,436
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	10,872	7,332	255	–	18,459
Line of Credit	–	3,400	–	–	–	3,400
Notes payable, net of current portion	–	569,662	214	1,206	–	571,082
Obligations under capital leases, net of current portion	–	293	2,151	79	–	2,523
Other non-current liabilities	–	–	7,870	–	–	7,870
Total liabilities	–	490,657	167,623	56,490	–	714,770

EQUITY (DEFICIT)
Total Radnet, Inc.'s equity (deficit)	(1,830)	(1,830)	361,281	26,931	(386,382)	(1,830)
Noncontrolling interests	–	–	–	2,192	–	2,192
Total equity (deficit)	(1,830)	(1,830)	361,281	29,123	(386,382)	362
Total liabilities and equity (deficit)	$(1,830)	$488,827	$528,904	$85,613	$(386,382)	$715,132

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

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended  September 30, 2013

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$28,938	$106,414	$30,021	$–	$165,373
Provision for bad debts	–	(1,390)	(4,155)	(1,488)	–	(7,033)
Net service fee revenue	–	27,548	102,259	28,533	–	158,340
Net Revenue under capitation arrangements	–	9,604	4,429	2,815	–	16,848
Total net revenue	–	37,152	106,688	31,348	–	175,188

OPERATING EXPENSES
Cost of operations	–	39,288	82,835	29,647	–	151,770
Depreciation and amortization	–	3,261	11,108	393	–	14,762
(Gain) loss on sale and disposal of equipment	–	–	(5)	–	–	(5)
Severance costs	–	28	44	–	–	72
Total operating expenses	–	42,577	93,982	30,040	–	166,599

(LOSS) INCOME FROM OPERATIONS	–	(5,425)	12,706	1,308	–	8,589

OTHER EXPENSES
Interest expense	–	2,734	8,350	(32)	–	11,052
Equity in earnings of joint ventures	–	–	(1,617)	–	–	(1,617)
Other expenses	–	–	4	–	–	4
Total other expenses	–	2,734	6,737	(32)	–	9,439

(LOSS) INCOME BEFORE INCOME TAXES	–	(8,159)	5,969	1,340	–	(850)
(Provision for) benefit from income taxes	–	(710)	1,193	–	–	483
Equity in earnings of consolidated subsidiaries	(467)	8,402	1,240	–	(9,175)	–
NET (LOSS) INCOME	(467)	(467)	8,402	1,340	(9,175)	(367)
Net income attributable to noncontrolling interests	–	–	–	100	–	100
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(467)	$(467)	$8,402	$1,240	$(9,175)	$(467)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended  September 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$30,380	$110,272	$11,729	$–	$152,381
Provision for bad debts	–	(1,483)	(4,411)	(680)	–	(6,574)
Net service fee revenue	–	28,897	105,861	11,049	–	145,807
Net Revenue under capitation arrangements		6,942	5,271	2,433		14,646
Total net revenue	–	35,839	111,132	13,482	–	160,453

OPERATING EXPENSES
Cost of operations	–	31,479	88,129	13,615	–	133,223
Depreciation and amortization	–	3,231	10,110	28	–	13,369
Loss on sale and disposal of equipment	–	6	(51)	–	–	(45)
Severance costs	–	8	58	–	–	66
Total operating expenses	–	34,724	98,246	13,643	–	146,613

INCOME (LOSS) FROM OPERATIONS	–	1,115	12,886	(161)	–	13,840

OTHER EXPENSES
Interest expense	–	6,306	7,569	–	–	13,875
Equity in earnings of joint ventures	–	–	(3,686)	–	–	(3,686)
Other expenses (income)	–	(1,382)	22	–	–	(1,360)
Total other expenses	–	4,924	3,905	–	–	8,829

(LOSS) INCOME BEFORE INCOME TAXES	–	(3,809)	8,981	(161)	–	5,011
Provision for income taxes	–	–	(30)	–	–	(30)
Equity in earnings of consolidated subsidiaries	5,053	8,862	(89)	–	(13,826)	–
NET INCOME (LOSS) ATTRIBUTABLE TO	5,053	5,053	8,862	(161)	(13,826)	4,981
Net loss attributable to noncontrolling interests	–	–	–	(72)	–	(72)
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,053	$5,053	$8,862	$(89)	$(13,826)	$5,053

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Nine Months Ended  September 30, 2013

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$85,129	$339,836	$71,459	$–	$496,424
Provision for bad debts	–	(4,137)	(12,654)	(4,019)	–	(20,810)
Net service fee revenue	–	80,992	327,182	67,440	–	475,614
Net Revenue under capitation arrangements		27,861	12,660	8,513		49,034
Total net revenue	–	108,853	339,842	75,953	–	524,648

OPERATING EXPENSES
Cost of operations	–	101,255	276,745	72,030	–	450,030
Depreciation and amortization	–	9,541	33,415	1,094	–	44,050
(Gain) loss on sale and disposal of equipment	–	(114)	471	–	–	357
Severance costs	–	59	251	2	–	312
Total operating expenses	–	110,741	310,882	73,126	–	494,749

(LOSS) INCOME FROM OPERATIONS	–	(1,888)	28,960	2,827	–	29,899

OTHER EXPENSES
Interest expense	–	8,074	26,316	152	–	34,542
Equity in earnings of joint ventures	–	–	(4,481)	–	–	(4,481)
Gain on Sale of Imaging Centers		–	(2,108)	–	–	(2,108)
Other expenses	–	120	32	–	–	152
Total other expenses	–	8,194	19,759	152	–	28,105

(LOSS) INCOME BEFORE INCOME TAXES	–	(10,082)	9,201	2,675	–	1,794
Benefit from (provision for) income taxes	–	(16)	(744)	(6)		(766)
Equity in earnings of consolidated subsidiaries	877	10,975	2,518		(14,370)	–

NET INCOME	877	877	10,975	2,669	(14,370)	1,028
Net income attributable to noncontrolling interests	–	–	–	151	–	151

NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$877	$877	$10,975	$2,518	$(14,370)	$877

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Nine Months Ended September 30, 2012

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$87,842	$339,616	$36,275	$–	$463,733
Provision for bad debts	–	(4,074)	(13,467)	(1,912)	–	(19,453)
Net service fee revenue	–	83,768	326,149	34,363	–	444,280
Net Revenue under capitation arrangements		22,192	14,070	7,278		43,540
Total net revenue	–	105,960	340,219	41,641	–	487,820

OPERATING EXPENSES
Cost of operations	–	94,498	269,308	41,371	–	405,177
Depreciation and amortization	–	9,592	33,410	152	–	43,154
Loss on sale and disposal of equipment	–	245	10	–	–	255
Severance costs	–	50	602	26	–	678
Total operating expenses	–	104,385	303,330	41,549	–	449,264

INCOME FROM OPERATIONS	–	1,575	36,889	92	–	38,556

OTHER EXPENSES
Interest expense	–	22,218	18,699	–	–	40,917
Equity in earnings of joint ventures	–	–	(4,157)	–	–	(4,157)
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Other (income) expense	–	(4,032)	181	–	–	(3,851)
Total other expenses	–	18,186	11,946	–	–	30,132
(LOSS) INCOME BEFORE INCOME TAXES	–	(16,611)	24,943	92	–	8,424
Provision for income taxes	–	(21)	(670)	(5)	–	(696)
Equity in earnings of consolidated subsidiaries	7,888	24,520	247	–	(32,655)	–
NET INCOME	7,888	7,888	24,520	87	(32,655)	7,728
Net loss attributable to noncontrolling interests	–	–	–	(160)	–	(160)
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,888	$7,888	$24,520	$247	$(32,655)	$7,888

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended  September 30, 2013

(in thousands)

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$877	$877	$10,975	$2,669	$(14,370)	$1,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	9,541	33,415	1,094	–	44,050
Provision for bad debt	–	4,137	12,654	4,019	–	20,810
Equity in earnings of consolidated subsidiaries	(877)	(10,975)	(2,518)	–	14,370	–
Distributions from consolidated subsidiaries	–	–	(9,277)	–	9,277	–
Equity in earnings of joint ventures	–	(20)	(4,461)	–	–	(4,481)
Distributions from joint ventures	–	–	5,624	–	–	5,624
Deferred rent amortization	–	1,485	1,315	93	–	2,893
Amortization of deferred financing cost	–	1,676	–	–	–	1,676
Amortization of term loan and bond discount	–	1,651	–	–	–	1,651
(Gain) loss on sale and disposal of equipment	–	(114)	471	–	–	357
(Gain) loss on sale of imaging centers	–	–	(2,108)	–	–	(2,108)
Stock-based compensation	–	511	1,534	–	–	2,045
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(2,204)	(22,892)	–	(25,096)
Other current assets	–	(2,987)	1,487	(4)	–	(1,504)
Other assets	–	326	(134)	(20)	–	172
Deferred taxes	–	–	575	–		575
Deferred revenue	–	–	175	–	–	175
Accounts payable, accrued expenses and other	–	6,645	(19,533)	7,531	–	(5,357)
Net cash provided by (used in) operating activities	–	12,753	27,990	(7,510)	9,277	42,510
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(350)	(5,568)	–	–	(5,918)
Purchase of property and equipment	–	(14,466)	(25,363)	(92)	–	(39,921)
Proceeds from sale of equipment	–	198	312	–	–	510
Proceeds from sale of imaging centers	–	–	3,920	–	–	3,920
Proceeds from sale of joint venture interests	–	–	2,640	–	–	2,640
Purchase of equity interest in joint ventures	–	–	(1,803)	–	–	(1,803)
Net cash used in investing activities	–	(14,618)	(25,862)	(92)	–	(40,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(4,056)	(1,756)	(1,664)	–	(7,476)
Deferred financing costs	–	(432)	–	–	–	(432)
Proceeds from, net of payments, on Term Loan	–	35,122	–	–	–	35,122
Proceeds from, net of payments, on line of credit	–	(29,600)	–	–	–	(29,600)
Distributions paid to noncontrolling interests	–	–	–	9,266	(9,277)	(11)
Proceeds from issuance of common stock	–	469	–	–	–	469
Net cash provided by (used in) financing activities	–	1,503	(1,756)	7,602	(9,277)	(1,928)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	–	(104)	–	–	(104)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(362)	268	–	–	(94)
CASH AND CASH EQUIVALENTS,
beginning of period	–	362	–	–	–	362
CASH AND CASH EQUIVALENTS,
end of period	$–	$–	$268	$–	$–	$268

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Nine Months Ended  September 30, 2012

(in thousands)

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$7,888	$7,888	$24,520	$87	$(32,655)	$7,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	9,592	33,410	152	–	43,154
Provision for bad debt	–	4,074	13,467	1,912	–	19,453
Equity in earnings of consolidated subsidiaries	(7,888)	(24,520)	(247)	–	32,655	–
Distributions from consolidated subsidiaries	–	–	845	–	(845)	–
Equity in earnings of joint ventures	–	–	(4,157)	–	–	(4,157)
Distributions from joint ventures	–	–	5,526	–	–	5,526
Deferred rent amortization	–	1,848	1,142	–	–	2,990
Deferred financing cost interest expense	–	1,803	–	–	–	1,803
Amortization of bond discount	–	706	–	–	–	706
Loss on sale and disposal of equipment	–	245	10	–	–	255
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Amortization of cash flow hedge	–	276	551	–	–	827
Stock-based compensation	–	535	1,604	–	–	2,139
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(5,336)	(13,026)	–	(18,362)
Other current assets	–	(772)	(32)	371	–	(433)
Other assets	–	(60)	9	–	–	(51)
Deferred revenue	–	–	72	–	–	72
Accounts payable, accrued expenses and other	–	18,667	(32,249)	10,327	–	(3,255)
Net cash provided by (used in) operating activities	–	20,282	36,358	(177)	(845)	55,618
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(8,447)	(2,170)	–	–	(10,617)
Purchase of property and equipment	–	(7,558)	(27,721)	–	–	(35,279)
Proceeds from sale of equipment	–	43	798	–	–	841
Proceeds from sale of imaging facilities	–	–	2,300	–	–	2,300
Proceeds from sale of joint venture interests	–	–	1,800	–	–	1,800
Purchase of equity interest in joint ventures	–	–	(2,756)	–	–	(2,756)
Net cash used in investing activities	–	(15,962)	(27,749)	–	–	(43,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(4,440)	(6,740)	–	–	(11,180)
Proceeds from, net of payments, on line of credit	–	1,800	–	–	–	1,800
Payments to counterparties of interest rate swaps, net of amounts received	–	(3,046)	(1,541)	–	–	(4,587)
Distributions paid to noncontrolling interests	–	–	–	(912)	845	(67)
Net cash used in financing activities	–	(5,686)	(8,281)	(912)	845	(14,034)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	–	60	–	–	60
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(1,366)	388	(1,089)	–	(2,067)
CASH AND CASH EQUIVALENTS,
beginning of period	–	1,366	–	1,089	–	2,455
CASH AND CASH EQUIVALENTS,
end of period	$–	$–	$388	$–	$–	$388

NOTE 9 – SUBSEQUENT EVENTS

On November 1, 2013, we completed the acquisition of a multi-modality imaging center located in Encino, California for $1.3 million. The facility provides MRI, CT, mammography, ultrasound and X-ray services.

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

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2013, we operated directly or indirectly through joint ventures, 251 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the nine months ended September 30, 2013 and 2012, we performed 3,387,665 and 3,127,687 diagnostic imaging procedures, respectively, and generated total net revenue of $524.6 million and $487.8 million, respectively.

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

John V. Crues III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG. Dr. Crues also owns a controlling interest in three medical groups (“Crues Entities”) which provide professional medical services at our imaging facilities located in New York, New York, two of which we acquired as part of our December 31, 2012 acquisition of Lenox Hill and one in connection with our August 1, 2013 acquisition of Manhattan Diagnostic Radiology.

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

We have determined that BRMG and the Crues Entities are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each. BRMG and the Crues Entities on a combined basis recognized $24.7 million and $15.0 million of revenue, net of management service fees to RadNet, Inc., for the three months ended September 30, 2013 and 2012, respectively, and $24.7 million and $15.0 million of operating expenses for the three months ended September 30, 2013 and 2012, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $98.3 million and $68.0 million of total billed net service fee revenue relating to these VIE’s for the three months ended September 30, 2013 and 2012, respectively, of which $73.6 million and $53.0 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended September 30, 2013 and 2012, respectively.

BRMG and the Crues Entities combined recognized $58.2 million and $41.4 million of revenue, net of management service fees to RadNet, Inc., for the nine months ended September 30, 2013 and 2012, respectively, and $58.2 million and $41.4 million of operating expenses for the nine months ended September 30, 2013 and 2012, respectively.  RadNet, Inc. recognized in its condensed consolidated statement of operations $256.6 million and $198.0 million of total billed net service fee revenue relating to these VIE’s for the nine months ended September 30, 2013 and 2012, respectively, of which $198.4 million and $156.6 million was for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed net service fee revenue for the nine months ended September 30, 2013 and 2012, respectively.

The cash flows of BRMG and the Crues Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at September 30, 2013 and December 31, 2012, we have included approximately $62.7 million and $51.8 million, respectively, of accounts receivable and approximately $11.4 million and $6.3 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the Crues Entities combined.

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

Aside from centers in California and New York City where we contract with BRMG and the Crues Entities, respectively, for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California except for New York City, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-Crues Entities) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2013 and 2012 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2012, as amended.

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

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to centers affiliated with both BRMG and the Crues Entities, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the Crues Entities as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the Crues Entities. As it relates to non-BRMG and Crues Entity centers, this service fee revenue is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG and Crues Entity centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and nine months ended September 30, 2013 and 2012 are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Commercial Insurance	$102,672	$93,967	$305,194	$286,615
Medicare	37,811	35,523	111,952	106,259
Medicaid	5,798	5,495	18,503	17,431
Workers Compensation/Personal Injury	8,462	7,242	28,234	22,860
Other	3,597	3,579	11,732	11,116
Service fee revenue, net of contractual allowances/discounts/bad debt	158,340	145,807	475,613	444,281

Revenue under capitation arrangements	16,848	14,646	49,034	43,540
Total net revenue	$175,188	$160,453	$524,647	$487,821

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

Deferred Tax Assets

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. At September 30, 2013, we determined that approximately $55.6 million of our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Long-Lived Assets

Goodwill at September 30, 2013 totaled $196.1 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2012.  Based on our test, we noted no impairment related to goodwill as of October 1, 2012. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2013.

Recent Accounting Standards

Presentation of Unrecognized Tax Benefits. In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2013. The Company does not expect the adoption of the standard to have a material effect on its statements of financial position, results of operations or cash flows.

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

Balance Sheet Offsetting. In December 2012, the FASB issued guidance for new disclosure requirements related to the nature of an entity’s rights of set-off and related arrangements associated with its financial instruments and derivative instruments. The new guidance was effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this new guidance in 2013 did not impact our financial position, results of operations or cash flows.

Facility Acquisitions and Dispositions

On August 1, 2013, we completed our acquisition of Manhattan Diagnostic Radiology consisting of two multi-modality imaging centers located in New York, New York, for cash consideration of $507,000 and the settlement of approximately $1.8 million of equipment leases. The facilities provide MRI, CT, mammography, ultrasound and X-ray services. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $2.0 million of fixed assets, $150,000 of other intangible assets and $161,000 of other assets were recorded with respect to this transaction.

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

On July 8, 2013, CMS released its proposed rule for FY 2014 changes to Medicare’s Hospital Outpatient Prospective Payment System (HOPPS).  For 2014, CMS is proposing to use FY 2011 cost data to establish separate cost centers for CT and MRI, distinctly separate from the diagnostic radiology cost center for pricing out payments for CTs and MRIs in the inpatient setting separately from the radiology cost center.  Such a change could have a significant adverse impact on the level of reimbursement paid by Medicare for such services.  The comment period for this proposed rule ended on September 6, 2013, and a final rule has not yet been published.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	90.8%	91.2%	91.0%	91.4%
Provision for bad debts	-3.9%	-3.9%	-3.8%	-3.8%
Net service fee revenue	86.9%	87.3%	87.2%	87.6%
Revenue under capitation arrangements	9.2%	8.8%	9.0%	8.6%
Total net revenue	96.1%	96.1%	96.2%	96.2%

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	83.3%	79.8%	82.5%	79.9%
Depreciation and amortization	8.1%	8.0%	8.1%	8.5%
Loss on sale and disposal of equipment	0.0%	0.0%	0.1%	0.1%
Severance costs	0.0%	0.0%	0.1%	0.1%
Total operating expenses	91.4%	87.8%	90.7%	88.6%

INCOME FROM OPERATIONS	4.7%	8.3%	5.5%	7.6%

OTHER EXPENSES
Interest expense	6.1%	8.3%	6.3%	8.1%
Equity in earnings of joint ventures	-0.9%	-0.5%	-0.8%	-0.8%
Gain on sale of imaging centers	0.0%	0.0%	-0.4%	0.0%
Gain on de-consolidation of joint venture	0.0%	-1.7%	0.0%	-0.5%
Other expense (income)	0.0%	-0.8%	0.0%	-0.8%
Total other expenses	5.2%	5.3%	5.2%	5.9%

(LOSS) INCOME BEFORE INCOME TAXES	-0.5%	3.0%	0.3%	1.7%
Provision for income taxes	0.3%	0.0%	-0.1%	-0.1%

NET (LOSS) INCOME	-0.2%	3.0%	0.2%	1.5%
Net income (loss) attributable to noncontrolling interests	0.1%	0.0%	0.0%	0.0%

NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-0.3%	3.0%	0.2%	1.6%

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Service Fee Revenue

Service fee revenue for the three months ended September 30, 2013 was $165.4 million compared to $152.4 million for the three months ended September 30, 2012, an increase of $13.0 million, or 8.5%.

Service fee revenue, including only those centers which were in operation throughout the third quarters of both 2013 and 2012 decreased $8.9 million, or 5.9%. This 5.9% decrease is due to a reduction in volumes during the current year’s quarter when compared to the prior year’s quarter as well as a reduction in collection rates experienced so far in 2013. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2012. For the three months ended September 30, 2013, service fee revenue from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was $23.0 million. For the three months ended September 30, 2012, service fee revenue from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was $1.1 million.

Provision for Bad Debts

Provision for bad debts increased $459,000, or 7.0%, to approximately $7.0 million, or 3.9% of service fee revenue, for the three months ended September 30, 2013 compared to $6.6 million, or 3.9% of service fee revenue, for the three months ended September 30, 2012. This increase is in line with the increase in service fee revenues.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended September 30, 2013 was $16.8 million compared to $14.6 million for the three months ended September 30, 2012, an increase of $2.2 million, or 15.0%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the third quarters of both 2013 and 2012 increased $1.9 million, or 13.1%. This 13.1% increase is due to additional capitation contracts entered into subsequent to the third quarter of 2012. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2012. For the three months ended September 30, 2013, service fee revenue from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was $290,000.

Operating Expenses

Cost of operations for the three months ended September 30, 2013 increased approximately $18.6 million, or 13.9%, from $133.2 million for the three months ended September 30, 2012 to $151.8 million for the three months ended September 30, 2013. The following table sets forth our cost of operations and total operating expenses for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	September 30,
	2013	2012

Salaries and professional reading fees, excluding stock-based compensation	$80,128	$73,400
Stock-based compensation	463	433
Building and equipment rental	16,630	14,637
Medical supplies	9,260	9,598
Other operating expenses *	45,289	35,155
Cost of operations	151,770	133,223

Depreciation and amortization	14,762	13,369
Loss (gain) on sale and disposal of equipment	(5)	(45)
Severance costs	72	66
Total operating expenses	$166,599	$146,613

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $6.7 million, or 9.2%, to $80.1 million for the three months ended September 30, 2013 compared to $73.4 million for the three months ended September 30, 2012.

Salaries and professional reading fees, including only those centers which were in operation throughout the third quarters of both 2013 and 2012, decreased $741,000, or 1.0%. This 1.0% decrease is in line with our decrease in procedure volumes at these centers. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2012. For the three months ended September 30, 2013, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was approximately $7.8 million. For the three months ended September 30, 2012, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2012 and excluded from the above comparison was approximately $319,000.

Stock-based compensation

Stock-based compensation increased $30,000, or 6.9%, to approximately $463,000 for the three months ended September 30, 2013 compared to $433,000 for the three months ended September 30, 2012

Building and equipment rental

Building and equipment rental expenses increased $2.0 million, or 13.6%, to $16.6 million for the three months ended September 30, 2013 compared to $14.6 million for the three months ended September 30, 2012.

Building and equipment rental expenses, including only those centers which were in operation throughout the third quarters of both 2013 and 2012, increased $177,000, or 1.2%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2012. For the three months ended September 30, 2013, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was approximately $2.0 million. For the three months ended September 30, 2012, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was $199,000.

Medical supplies

Medical supplies expense decreased $338,000, or 3.5%, to $9.3 million for the three months ended September 30, 2013 compared to $9.6 million for the three months ended September 30, 2012.

Medical supplies expenses, including only those centers which were in operation throughout the third quarters of both 2013 and 2012, decreased $1.2 million, or 12.5%. This 12.5% decrease is primarily due to an increase in rebates we received from certain vendors. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2012. For the three months ended September 30, 2013, medical supplies expense from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was $889,000. For the three months ended September 30, 2012, medical supplies expense from centers that were acquired or divested subsequent to July 1, 2012 was $32,000.

Other operating expenses

Other operating expenses increased $10.1 million, or 28.8%, to $45.3 million for the three months ended September 30, 2013 compared to $35.2 million for the three months ended September 30, 2012.

Other operating expenses, including only those centers which were in operation throughout the third quarters of both 2013 and 2012, increased $2.8 million, or 8.4%. This 8.4% increase is primarily due to an increase in insurance costs as well as increases in certain outside accounting and consulting services. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2012. For the three months ended September 30, 2013, other operating expense from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was $7.7 million. For the three months ended September 30, 2012, other operating expense from centers that were acquired or divested subsequent to July 1, 2012 was $422,000.

Depreciation and amortization

Depreciation and amortization increased $1.4 million, or 10.4%, to $14.8 million for the three months ended September 30, 2013 compared to $13.4 million for the three months ended September 30, 2012.

Depreciation and amortization, including only those centers which were in operation throughout the third quarters of both 2013 and 2012, decreased $94,000, or 0.7%. This 0.7% decrease is primarily due to certain assets completing their depreciation schedules subsequent to the end of our third quarter of 2012. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2012. For the three months ended September 30, 2013, depreciation and amortization from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was $1.6 million. For the three months ended September 30, 2012, medical supplies expense from centers that were acquired or divested subsequent to July 1, 2012 was $141,000.

(Gain) loss on sale and disposal of equipment

We recorded a net gain on sale of equipment of approximately $5,000 for the three months ended September 30, 2013 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale. We recorded a net gain on the sale of equipment of approximately $45,000 for the three months ended September 30, 2012 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

Interest expense

Interest expense for the three months ended September 30, 2013 decreased approximately $2.8 million, or 20.4%, to $11.1 million for the three months ended September 30, 2013 compared to $13.9 million for the three months ended September 30, 2012. Interest expense for the three months ended September 30, 2013 included $1.2 million of amortization of deferred loan costs and discount on issuance of debt. Interest expense for the three months ended September 30, 2012 included $767,000 of amortization of deferred loan costs and discount on issuance of debt as well as $276,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. See “Liquidity and Capital Resources” below for more details on our debt refinancing. Excluding these adjustments to interest expense for each period, interest expense decreased approximately $3.0 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease was primarily due to a reduction in interest relating to our interest rate swaps, which contractually ended in November 2012, and a reduction in interest expense on the line of credit loan which had lower outstanding balances on a year over year basis.

Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2013, we recognized equity in earnings from unconsolidated joint ventures of $1.6 million compared to $909,000 for the three months ended September 30, 2012. Equity in earnings for the three months ended September 30, 2012 was affected by a one-time valuation adjustment to net accounts receivable.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Service Fee Revenue

Service fee revenue for the nine months ended September 30, 2013 was $496.4 million compared to $463.7 million for the nine months ended September 30, 2012, an increase of $32.7 million, or 7.1%.

Service fee revenue, including only those centers which were in operation throughout the first nine months of both 2013 and 2012 decreased $30.6 million, or 6.8%. This 6.8% decrease is due to a reduction in volumes during the first nine months of 2013 when compared to the same period last year as well as a reduction in collection rates experienced so far in 2013. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2012. For the nine months ended September 30, 2013, service fee revenue from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $75.2 million. For the nine months ended September 30, 2012, service fee revenue from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $11.9 million.

Provision for Bad Debts

Provision for bad debts increased $1.3 million, or 7.0%, to $20.8 million, or 3.8% of service fee revenue, for the nine months ended September 30, 2013 compared to $19.5 million, or 3.8% of service fee revenue, for the nine months ended September 30, 2012. This increase is in line with the increase in service fee revenues.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the nine months ended September 30, 2013 was $49.0 million compared to $43.5 million for the nine months ended September 30, 2012, an increase of $5.5 million, or 12.6%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first nine months of both 2013 and 2012 increased $3.3 million, or 8.0%. This 8.0% increase is due to additional capitation contracts entered into subsequent to the year ended 2012. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2012. For the nine months ended September 30, 2013, revenue under capitation contracts from centers that were acquired or divested subsequent to July 1, 2012 and excluded from the above comparison was $5.1 million. For the nine months ended September 30, 2012, service fee revenue from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $2.9 million.

Operating Expenses

Cost of operations for the nine months ended September 30, 2013 increased approximately $44.8 million, or 11.1%, from $405.2 million for the nine months ended September 30, 2012 to $450.0 million for the nine months ended September 30, 2013. The following table sets forth our cost of operations and total operating expenses for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended
	September 30,
	2013	2012

Salaries and professional reading fees, excluding stock-based compensation	$241,349	$222,368
Stock-based compensation	2,045	2,139
Building and equipment rental	49,421	45,117
Medical supplies	27,553	29,263
Other operating expenses *	129,662	106,290
Cost of operations	450,030	405,177

Depreciation and amortization	44,050	43,154
Loss (gain) on sale and disposal of equipment	357	255
Severance costs	312	678
Total operating expenses	$494,749	$449,264

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $19.0 million, or 8.5%, to $241.3 million for the nine months ended September 30, 2012 compared to $222.4 million for the nine months ended September 30, 2012.

Salaries and professional reading fees, including only those centers which were in operation throughout the first nine months of both 2013 and 2012, decreased $2.9 million, or 1.3%. This 1.3% decrease is in line with our decrease in procedure volumes at these centers. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the nine months ended September 30, 2013, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was approximately $28.2 million. For the nine months ended September 30, 2012, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was approximately $6.4 million.

Stock-based compensation

Stock-based compensation decreased $94,000, or 4.4%, to approximately $2.0 million for the nine months ended September 30, 2013 compared to $2.1 million for the nine months ended September 30, 2012.

Building and equipment rental

Building and equipment rental expenses increased $4.3 million, or 9.5%, to $49.4 million for the nine months ended September 30, 2013 compared to $45.1 million for the nine months ended September 30, 2012.

Building and equipment rental expenses, including only those centers which were in operation throughout the first nine months of both 2013 and 2012, decreased $771,000, or 1.8%. This 1.8% decrease is primarily due to equipment lease buy-outs occurring subsequent to January 1, 2013. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the nine months ended September 30, 2013, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was approximately $6.5 million. For the nine months ended September 30, 2012, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $1.4 million.

Medical supplies

Medical supplies expense decreased $1.7 million, or 5.8%, to $27.6 million for the nine months ended September 30, 2013 compared to $29.3 million for the nine months ended September 30, 2012.

Medical supplies expenses, including only those centers which were in operation throughout the first nine months of both 2013 and 2012, decreased $4.4 million, or 15.4%. This 15.4% decrease is primarily due to an increase in rebates we received from certain vendors subsequent to January 1, 2013. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the nine months ended September 30, 2013, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $3.3 million. For the nine months ended September 30, 2012, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2012 was $625,000

Other operating expenses

Other operating expenses increased $23.4 million, or 22.0%, to $129.7 million for the nine months ended September 30, 2013 compared to $106.3 million for the nine months ended September 30, 2012.

Other operating expenses, including only those centers which were in operation throughout the first nine months of both 2013 and 2012, increased $2.7 million, or 2.6%. This 2.6% increase is primarily due to an increase in insurance costs as well as increases in certain outside accounting and consulting services. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the nine months ended September 30, 2013, other operating expense from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $23.9 million. For the nine months ended September 30, 2012, other operating expense from centers that were acquired or divested subsequent to January 1, 2012 was $3.2 million.

Depreciation and amortization

Depreciation and amortization increased $896,000, or 2.8%, to $44.1 million for the three months ended September 30, 2013 compared to $43.2 million for the nine months ended September 30, 2012.

Depreciation and amortization, including only those centers which were in operation throughout the first nine months of both 2013 and 2012, decreased $2.9 million, or 6.9%. This 6.9% decrease is primarily due to several assets completing their depreciation schedules subsequent to January 1, 2013. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2012. For the nine months ended September 30, 2013, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $4.7 million. For the nine months ended September 30, 2012, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2012 was $850,000.

(Gain) loss on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $357,000 for the nine months ended September 30, 2013 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale. We recorded a net loss on the sale of equipment of approximately $255,000 for the nine months ended September 30, 2012 primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

Interest expense

Interest expense for the nine months ended September 30, 2013 decreased approximately $6.4 million, or 15.6%, to $34.5 million for the nine months ended September 30, 2013 compared to $40.9 million for the nine months ended September 30, 2012. Interest expense for the nine months ended September 30, 2013 included $3.3 million of amortization of deferred loan costs and discount on issuance of debt. Interest expense for the nine months ended September 30, 2012 included $2.5 million of amortization of deferred loan costs and discount on issuance of debt as well as $827,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date of our debt refinancing. See “Liquidity and Capital Resources” below for more details on our debt refinancing. Excluding these adjustments to interest expense for each period, interest expense decreased approximately $6.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This decrease was primarily due to a reduction in interest relating to our interest rate swaps, which contractually ended in November 2012, and a reduction in interest expense on the line of credit loan which had lower outstanding balances on a year over year basis.

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

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2013, we recognized equity in earnings from unconsolidated joint ventures of $4.5 million compared to $4.2 million for the nine months ended September 30, 2012 for a 7.8% increase of $324,000. This increase is in line with an increase in procedure volumes at these joint ventures.

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

The following is a reconciliation of GAAP net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) Income Attributable to RadNet, Inc. Common Stockholders	$(467)	$5,053	$877	$7,888
Plus provision for Income taxes	(483)	30	766	696
Minus other expense (Income)	4	(1,360)	152	(3,851)
Plus interest expense	11,052	13,875	34,542	40,917
Plus severence costs	72	66	312	678
Plus (gain) loss on sale and disposal of equipment	(5)	(45)	357	255
Minus gain on sale of imaging center	–	(2,777)	(2,108)	(2,777)
Plus depreciation and amortization	14,762	13,369	44,050	43,154
Plus non cash employee stock-based compensation	463	433	2,045	2,139
Adjusted EBITDA	$25,398	$28,644	$80,993	$89,099

Liquidity and Capital Resources

We had cash and cash equivalents of $268,000 and accounts receivable of $134.3 million at September 30, 2013, compared to cash and cash equivalents of $362,000 and accounts receivable of $129.2 million at December 31, 2012. We had a working capital balance of $46.8 million and $36.9 million at September 30, 2013 and December 31, 2012, respectively.  We had net income attributable to RadNet, Inc. common stockholders for the nine months ended September 30, 2013 and 2012 of $877,000 and $7.9 million, respectively.  We also had stockholders’ equity (deficit) of $362,000 and ($6.7 million) at September 30, 2013 and December 31, 2012, respectively.

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

Included in our condensed consolidated balance sheet at September 30, 2013 are $198.3 million of senior notes (net of unamortized discounts of $1.7 million), $375.3 million of senior secured term loan debt (net of unamortized discounts of $11.0 million) and $3.4 million aggregate principal amount outstanding under the revolving credit facility.

Accordingly, the par values outstanding of our senior notes and senior secured term loan are $200 million and $386.3 million, respectively.

Sources and Uses of Cash

Cash provided by operating activities was $42.5 million and $55.6 million for the nine months ended September 30, 2013and 2012, respectively.

Cash used in investing activities was $40.6 million and $43.7 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, we purchased property and equipment for approximately $39.9 million, acquired the assets and businesses of additional imaging facilities for approximately $5.9 million (see Note 2 to the condensed consolidated financial statements of this quarterly report), and purchased additional equity interests in non-consolidated joint ventures for $1.8 million. Offsetting our cash used in investing activities were $2.6 million in proceeds from the sale of a non-controlling interest in one of our consolidated joint ventures, $3.9 million in proceeds from the sale of a wholly-owned multi-modality imaging center, and $510,000 of proceeds from the sale of imaging equipment.

Cash used in financing activities was $1.9 million and $14.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The cash used in financing activities for the nine months ended September 30, 2013, was primarily due to principal payments on our notes, leases and line of credit, offset in part by net proceeds from borrowings under our credit amendment of April 2013 (See Note 1 to the condensed consolidated financial statement of this quarterly report).

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

Interest Rate Sensitivity.   RadNet Inc. pays interest on various types of debt instruments to its suppliers, investors and lending institutions. The agreements entail either fixed or variable interest rates. Instruments which have fixed rates include leases on equipment and interest due on our $200 million outstanding senior notes. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either LIBOR or prime rates of interest. Under the amendment to the Refinance Agreement’s LIBOR election facility, borrowed funds bear a 1.00% floor or 6 month LIBOR plus an applicable margin of 3.25%. At September 30, 2013, we had $386.3 million outstanding subject to a LIBOR election. As the LIBOR floor exceeds the current spot rate of 6 month LIBOR, the spot rate would have to increase more than 63 basis points before an additional interest expense would be accrued. An increase of 163 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $3.86 million of interest expense. At September 30, 2013, an additional $4.38 million was tied to the prime rate. A hypothetical 1% increase in the prime rate for 2012-2013 would have resulted in an annual increase of approximately $43,750.

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

In November 2013, during the preparation of the Company’s third quarter financial statements for the three and nine months ending September 30, 2013, the Company identified a deficiency in controls relating to the accounting for income taxes resulting in the overstatement of a deferred tax asset and an understatement in an unrecognized tax benefit liability related to the historical tax treatment of certain mark-to-market adjustments recorded in relation to its interest rate swaps. We have concluded that such deficiency represented a material weakness in internal control over financial reporting. As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, the last day of the period covered by this Report.

This material weakness resulted in an error in our accounting for income taxes and contributed to our restatement of previously issued financial statements more fully described in Note 1a to the Unaudited Consolidated Financial Statements included herein. Based on our assessment, management has now concluded that, as of May 27, 2011, our internal control over the accounting for income taxes was not effective due to the identification of a material weakness.

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

However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We intend that the remediation of the material weakness related to controls over the accounting for income taxes will be completed as of December 31, 2013. However, we cannot make any assurances that we will successfully remediate this material weakness within the anticipated timeframe and thus reduce to remote the likelihood that material misstatements concerning accounting for income taxes will not be prevented or detected in a timely manner.

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

The following is an update to a risk factor described in our annual report on Form 10-K for the year ended December 31, 2012, as supplemented and amended by the risk factors in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2013, and should be read in conjunction with the other risk factors therein. The risks described below and in our Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On July 8, 2013, CMS released its proposed rule for FY 2014 changes to Medicare’s Hospital Outpatient Prospective Payment System (HOPPS). For 2014, CMS is proposing to use FY 2011 cost data to establish separate cost centers for CT and MRI, distinctly separate from the diagnostic radiology cost center for pricing out payments for CTs and MRIs in the inpatient setting separately from the radiology cost center. Such a change could have a significant adverse impact on the level of reimbursement that we receive from Medicare for such services. The comment period for this proposed rule ended on September 6, 2013, and a final rule has not yet been published.

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

RADNET, INC.
(Registrant)

Date: November 13, 2013	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

