Form 10-K
period 2013-12-31
RadNet, Inc.
filed 2014-03-17
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)  Yes   ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $87,669,201 on June 28, 2013 (the last business day of the registrant’s most recently completed second quarter) based on the closing price for the common stock on the NASDAQ Global Market on June 28, 2013.

The number of shares of the registrant’s common stock outstanding on March 11, 2014, was 41,100,981.

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

i

PART I

Item 1.	Business

Business Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2013, we operated directly or indirectly through joint ventures, 250 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. The vast majority of our centers offer multi-modality imaging services, a key point of differentiation from our competitors. Our multi-modality strategy diversifies revenue streams, reduces exposure to reimbursement changes and provides patients and referring physicians one location to serve the needs of multiple procedures.

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

In addition to our imaging services, one of our subsidiaries, eRAD, Inc., develops and sells computerized systems for the imaging industry, including Picture Archiving Communications Systems (“PACS”) and Radiology Information Systems (“RIS”). Another one of our subsidiaries, Imaging On Call LLC, provides teleradiology services for remote interpretation of images on behalf of radiology groups, hospitals and imaging center customers. Teleradiology is the process of taking radiological patient images, such as X-rays, CTs, and MRIs, from one location to another for the purposes of interpretation and/or consultation. Teleradiology allows radiologists to provide services without actually having to be at the location of the patient and allows trained specialists to be available 24/7. In addition to providing alternative revenue sources for us, the capabilities of both eRAD and Imaging On Call can make the RadNet imaging center operations more efficient and cost effective.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2013, 2012 and 2011, we performed 4,525,490, 4,142,267, and 3,740,443 diagnostic imaging procedures and generated net revenue of $703.0 million, $647.2 million, and $585.1 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2013, 2012 and 2011 is included in the consolidated financial statements and notes thereto in this annual report.

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

In January 2011, we entered into a new line of business with the acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York, with the addition of the teleradiology business, we provide interpretation services to approximately 50 hospitals and hospital-based radiology groups.

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

While X-ray remains the most commonly performed diagnostic imaging procedure, the fastest growing and higher margin procedures are MRI, CT and PET. The rapid growth in PET scans is attributable to the increasing recognition of the efficacy of PET scans in the diagnosis and monitoring of cancer. The number of MRI and CT scans performed annually in the United States continues to grow due to their wider acceptance by physicians and payors, an increasing number of applications for their use and a general increase in demand due to the aging population.

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

Diagnostic Imaging Modalities

The principal diagnostic imaging modalities we use at our facilities are:

MRI

 MRI has become widely accepted as the standard diagnostic tool for a wide and fast-growing variety of clinical applications for soft tissue anatomy, such as those found in the brain, spinal cord, abdomen, heart and interior ligaments of body joints such as the knee. MRI uses a strong magnetic field in conjunction with low energy electromagnetic waves that are processed by a computer to produce high-resolution, three-dimensional, cross-sectional images of body tissue. A typical MRI examination takes from 20 to 45 minutes. MRI systems can have either open or closed designs, routinely have magnetic field strength of 0.2 Tesla to 3.0 Tesla and are priced in the range of $0.6 million to $2.5 million. As of December 31, 2013, we had 206 MRI systems in operation.

CT

CT provides higher resolution images than conventional X-rays, but generally not as well defined as those produced by MRI. CT uses a computer to direct the movement of an X-ray tube to produce multiple cross-sectional images of a particular organ or area of the body. CT is used to detect tumors and other conditions affecting bones and internal organs. It is also used to detect the occurrence of strokes, hemorrhages and infections. A typical CT examination takes from 15 to 45 minutes. CT systems are priced in the range of $0.3 million to $1.2 million. As of December 31, 2013, we had 121 CT systems in operation.

PET

PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement of the distribution of that isotope to create images for diagnostic purposes. PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading for the PET with other tools such as CT or MRI. PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of some cardiac conditions and the assessment of epilepsy seizure sites. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET systems are priced in the range of $0.8 million to $2.5 million. In addition, we employ combined PET/CT systems that blend the PET and CT imaging modalities into one scanner. These combined systems are priced in the range of $1.1 million to $2.8 million. As of December 31, 2013, we had 43 PET or combination PET/CT systems in operation.

Nuclear Medicine

Nuclear medicine uses short-lived radioactive isotopes that release small amounts of radiation that can be recorded by a gamma camera and processed by a computer to produce an image of various anatomical structures or to assess the function of various organs such as the heart, kidneys, thyroid and bones. Nuclear medicine is used primarily to study anatomic and metabolic functions. Nuclear medicine systems are priced in the range of $300,000 to $400,000. As of December 31, 2013, we had 43 nuclear medicine systems in operation.

X-ray

X-rays use roentgen rays to penetrate the body and record images of organs and structures on film. Digital X-ray systems add computer image processing capability to traditional X-ray images, which provides faster transmission of images with a higher resolution and the capability to store images more cost-effectively. X-ray systems are priced in the range of $95,000 to $440,000. As of December 31, 2013, we had 231 X-ray systems in operation.

Ultrasound

Ultrasound imaging uses sound waves and their echoes to visualize and locate internal organs. It is particularly useful in viewing soft tissues that do not X-ray well. Ultrasound is used in pregnancy to avoid X-ray exposure as well as in gynecological, urologic, vascular, cardiac and breast applications. Ultrasound systems are priced in the range of $90,000 to $250,000. As of December 31, 2013, we had 368 ultrasound systems in operation.

Mammography

Mammography is a specialized form of radiology using low dosage X-rays to visualize breast tissue and is the primary screening tool for breast cancer. Mammography procedures and related services assist in the diagnosis of and treatment planning for breast cancer. Analog mammography systems are priced in the range of $70,000 to $100,000, and digital mammography systems are priced in the range of $250,000 to $400,000. As of December 31, 2013, we had 187 mammography systems in operation.

Fluoroscopy

Fluoroscopy uses ionizing radiation combined with a video viewing system for real time monitoring of organs. Fluoroscopy systems are priced in the range of $100,000 to $400,000. As of December 31, 2013, we had 176 fluoroscopy systems in operation.

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

Our Competitive Strengths

Our Scale and Position as the Largest Provider of Freestanding, Fixed-site Outpatient Diagnostic Imaging Services in the United States, Based on Number of Centers and Revenue

As of December 31, 2013, we operated 250 centers in California, Delaware, Florida, Maryland, New Jersey, New York and Rhode Island. Our size and scale allow us to achieve operating, sourcing and administrative efficiencies, including equipment and medical supply sourcing savings and favorable maintenance contracts from equipment manufacturers and other suppliers. Our specific knowledge of our geographic markets drives strong relationships with key payors, radiology groups and referring physicians within our markets.

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

Our Strong Relationships with Payors and Diversified Payor Mix

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors, which should mitigate our exposure to possible unfavorable reimbursement trends within any one payor class. In addition, our experience with capitation arrangements has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable and recurring stream of revenue. We believe that third-party payors representing large groups of patients often prefer to enter into managed care contracts with providers that offer a broad array of diagnostic imaging services at convenient locations throughout a geographic area. As of December 31, 2013, we received approximately 54.8% of our payments from commercial insurance payors, 9.0% from managed care capitated payors, 21.7% from Medicare and 3.3% from Medicaid. With the exception of Blue Cross/Blue Shield, which are managed by different entities in each of the states in which we operate, and Medicare, no single payor accounted for more than 5.0% of our net revenue for the twelve months ended December 31, 2013.

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

Our Experienced and Committed Management Team

Our senior management group has more than 100 years of combined healthcare management experience. Our executive management team has created our differentiated approach based on their comprehensive understanding of the diagnostic imaging industry and the dynamics of our regional markets. We have a track record of successful acquisitions and integration of acquired businesses into RadNet, and have managed the business through a variety of economic and reimbursement cycles. Our management beneficially owns (either directly or indirectly) approximately 25% of our common stock.

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

Expansion Into Related Businesses

With our acquisition of eRad we entered the business of development and sale of software systems essential to the imaging business. Similarly, with our acquisition of Imaging On Call, we entered the teleradiology business. We intend to regularly evaluate potential acquisitions of other businesses to the extent they complement our imaging business.

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

BRMG in California

Howard G. Berger, M.D., is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.5% of our outstanding common stock as of December 31, 2013. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 105 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups.

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

As of December 31, 2013, BRMG employed 94 full-time and 10 part-time radiologists. Under our management agreement with BRMG, we are paid a percentage of the amounts collected for the professional services BRMG physicians render as compensation for our services and for the use of our facilities and equipment. For the year ended December 31, 2013, this percentage was 79%. The percentage may be adjusted, if necessary, to ensure that the parties receive the fair value for the services they render. The following are the other principal terms of our management agreement with BRMG:

•	The agreement expires on January 1, 2015. However, the agreement automatically renews for consecutive 10-year periods, unless either party delivers a notice of non-renewal to the other party no later than six months prior to the scheduled expiration date. Either party may terminate the agreement if the other party defaults under its obligations, after notice and an opportunity to cure. We may terminate the agreement if Dr. Berger no longer owns at least 60% of the equity of BRMG; as of December 31, 2013, he owned 99% of the equity of BRMG.

•	At its expense, BRMG employs or contracts with an adequate number of physicians necessary to provide all professional medical services at all of our California facilities, except for 8 facilities for which we contract with separate medical groups.

•	At our expense, we provide all furniture, furnishings and medical equipment located at the facilities and we manage and administer all non-medical functions at, and provide all nurses and other non-physician personnel required for the operation of, the facilities.

•	If BRMG wants to open a new facility, we have the right of first refusal to provide the space and services for the facility under the same terms and conditions set forth in the management agreement.

•	If we want to open a new facility in California, BRMG must use its best efforts to provide medical personnel under the same terms and conditions set forth in the management agreement. If BRMG cannot provide such personnel, we have the right to contract with other physicians to provide services at the facility.

•	BRMG must maintain medical malpractice insurance for each of its physicians with coverage limits not less than $1 million per incident and $3 million in the aggregate per year. BRMG also has agreed to indemnify us for any losses we suffer that arise out of the acts or omissions of BRMG and its employees, contractors and agents.

John V. Crues III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG. Dr. Crues also owns a controlling interest in three medical groups (“Crues Entities”) which provide professional medical services at our imaging facilities located in New York, New York.

Non-BRMG and Crues Entity Locations

At the 8 centers in California where BRMG does not provide professional medical services, and at all of the centers which are located outside of California, with the exception of centers located in New York, New York, we have entered into long-term contracts with prominent third-party radiology groups in the area to provide physician services at those facilities. These arrangements also allow us to comply with the prohibition against the “corporate practice” of medicine in other states in which we operate (except in Florida which does not have an equivalent statute prohibiting the corporate practice of medicine).

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

Payors

The fees charged for diagnostic imaging services performed at our facilities are paid by a diverse mix of payors, as illustrated for the following periods presented in the table below:

	% of Net Revenue
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Commercial Insurance (1)(2)	59%	60%	60%
Managed Care Capitated Payors	9%	9%	10%
Medicare& Medicaid	25%	24%	23%

(1) Includes Blue Cross/Blue Shield plans, which represented 20% of our net service fee revenue for the year ended December 31, 2013, 20% of our net service fee revenue for the year ended December 31, 2012 and 19% of our net service fee revenue for the year ended December 31, 2011.

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

Facilities

Through our wholly owned subsidiaries, we operate 113 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 15 in Delaware, 3 in Florida, 61 in Maryland, 17 in New Jersey, 36 in New York, and 5 in Rhode Island. We lease the premises at which these facilities are located.

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

The following table sets forth the number of our facilities for each year during the five-year period ended December 31, 2013:

	Year Ended
	December 31,
	2009	2010	2011	2012	2013

Total facilities owned or managed (at beginning of the year)	164	180	201	233	246
Facilities added by:
Acquisition	14	28	33	25	12
Internal development	3	8	2	–	–
Facilities closed or sold	(1)	(15)	(3)	(12)	(8)
Total facilities owned (at year end)	180	201	233	246	250

Diagnostic Imaging Equipment

The following table indicates, as of December 31, 2013, the quantity of principal diagnostic equipment available at our facilities, by region:

	MRI	Open/MRI	CT	PET/CT	Mammo	Ultrasound	X-ray	NucMed	Fluoroscopy	Total
California	66	19	38	22	79	157	96	19	73	569
Florida	3	1	3	1	3	5	3	3	6	28
Delaware	7	–	7	–	6	17	15	2	4	58
New Jersey	16	1	10	2	9	17	14	2	16	87
New York	28	1	21	5	28	74	32	3	19	211
Maryland	54	6	39	13	59	95	66	14	58	404
Rhode Island	3	1	3	–	3	3	5	–	–	18
Total	177	29	121	43	187	368	231	43	176	1,375

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

We also utilize third party software for our front desk patient tracking system, or Radiology Information System. We intend to develop our own RIS through our team of software development engineers. With our acquisition of eRad we believe we will be able to develop and implement programs which improve the systems we utilize in the operation of our business by providing systems which meet our specific needs as opposed to being limited to systems developed for the imaging industry in general.

Personnel

At December 31, 2013, we had a total of 4,249 full-time, 696 part-time and 986 per diem employees, including those employed by BRMG. These numbers include 94 full-time and 10 part-time physicians and 1,171 full-time, 438 part-time and 607 per-diem technologists.

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

Sales and Marketing

At December 31, 2013, our California sales and marketing team consisted of one director of marketing and 42 customer service representatives. Our eastern marketing team consisted of one director of marketing and 92 customer sales representatives. Our sales and marketing team employs a multi-pronged approach to marketing, including physician, payor and sports marketing programs.

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

Sports Marketing Program

We have a sports marketing program designed to increase our public profile. We provide X-ray equipment and a technician for all of the basketball games of the Lakers, Clippers and Sparks held at the Staples Center in Los Angeles, Kings hockey games held at the Honda Center in Anaheim, and University of Southern California football games held in the Los Angeles Coliseum. In exchange for this service, we receive game tickets and an advertisement in each team program throughout the season. In Maryland, we have entered into a three year sponsorship agreement with the Baltimore Ravens of the National Football League which permits us to state “Proud Imaging Provider of the Baltimore Ravens”.

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

We primarily acquire our equipment with cash or through various financing arrangements with equipment vendors and third party equipment finance companies involving the use of capital leases with purchase options at minimal prices at the end of the lease term. At December 31, 2013, capital lease obligations, excluding interest, totaled approximately $6.3 million through 2018, including current installments totaling approximately $3.1 million. If we open or acquire additional imaging facilities, we may have to incur material capital lease obligations.

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

Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute

During the year ended December 31, 2013, approximately 21.7% of our revenue generated at our diagnostic imaging centers was derived from federal government sponsored healthcare programs (Medicare) and 3.3% from state sponsored programs (Medicaid).

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

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter. Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) or Reconciliation Act, which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%. The higher utilization rate was fully implemented in the beginning of 2011 and replaced the phase-in approach provided in the PPACA. This utilization rate was further increased to 90% by the American Taxpayer Relief Act of 2012 (“ATRA”), effective as of January 1, 2014.

The aim of increased utilization of diagnostic imaging services is to spread the cost of the equipment and services over a greater number of scans, resulting in a lower cost per scan. These changes have precipitated reductions in federal reimbursement for medical imaging and result in decreased revenue for the scans we perform for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

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

On March 1, 2013, Congress failed to act and prevent the automatic cuts from taking effect. As such, a 2% cut to Medicare payments began April 1, 2013, which has negatively impact on our revenues. In addition, certain Congressional members have stated that the automatic federal spending cuts under the BCA are insufficient to achieve the BCA’s goals of reducing federal spending and, in turn, the federal deficit. Such members have said that the way to achieve these additional cuts is to implement changes to federal entitlement programs, such as Medicare. Therefore it is not possible at this time to estimate what further impact, if any, other federal Medicare provider reimbursement cuts will have on our integrated care business or results of operations.

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

Our relationship with BRMG is an integral part of our business. Through our management agreement, BRMG provides all of the professional medical services at 105 of our 113 California facilities. Professional medical services are provided at our other facilities through management contracts with other radiology groups. BRMG and these other radiology groups contract with various other independent physicians and physician groups to provide all of the professional medical services at most of our facilities, and they must use their best efforts to provide the professional medical services at any new facilities that we open or acquire in their areas of operation. In addition, BRMG and the other radiology groups’ strong relationships with referring physicians are largely responsible for the revenue generated at the facilities they service. Although our management agreement with BRMG runs until 2015, with automatic renewal for an additional 10-year period, and our management agreements with other groups are also for multiple years, BRMG and the other radiology groups have the right to terminate the agreements if we default on our obligations and fail to cure the default. Also, the various radiology groups’ ability to continue performing under the management agreements may be curtailed or eliminated due to the groups’ financial difficulties, loss of physicians or other circumstances. If the radiology groups cannot perform their obligations to us, we would need to contract with one or more other radiology groups to provide the professional medical services at the facilities serviced by the group. We may not be able to locate radiology groups willing to provide those services on terms acceptable to us, if at all. Even if we were able to do so, any replacement radiology group’s relationships with referring physicians may not be as extensive as those of the terminated group. In any such event, our business could be seriously harmed. In addition, the radiology groups are party to substantially all of the managed care contracts from which we derive revenue. If we were unable to readily replace these contracts, our revenue would be negatively affected.

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

For the year ended December 31, 2013, we derived approximately 9.0% of our revenue from capitation arrangements, and we intend to increase the revenue we derive from capitation arrangements in the future. Under capitation arrangements, the payor pays a pre-determined amount per-patient per-month in exchange for us providing all necessary covered services to the patients covered under the arrangement. These contracts pass much of the financial risk of providing diagnostic imaging services, including the risk of over-use, from the payor to the provider. Our success depends in part on our ability to negotiate effectively, on behalf of the contracted radiology practices and our diagnostic imaging facilities, contracts with health maintenance organizations, employer groups and other third-party payors for services to be provided on a capitated basis and to efficiently manage the utilization of those services. If we are not successful in managing the utilization of services under these capitation arrangements or if patients or enrollees covered by these contracts require more frequent or extensive care than anticipated, we would incur unanticipated costs not offset by additional revenue, which would reduce operating margins.

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

Our success depends in part on our ability to attract and retain qualified senior and executive management, managerial and technical personnel. Competition in recruiting these personnel may make it difficult for us to continue our growth and success. The loss of their services or our inability in the future to attract and retain management and other key personnel could hinder the implementation of our business strategy. The loss of the services of Dr. Howard G. Berger, our President and Chief Executive Officer, and Norman R. Hames or Stephen M. Forthuber, our Chief Operating Officers, West Coast and East Coast, respectively, could have a significant negative impact on our operations. We believe that they could not easily be replaced with executives of equal experience and capabilities. We do not maintain key person insurance on the life of any of our executive officers with the exception of a $5.0 million policy on the life of Dr. Berger. Also, if we lose the services of Dr. Berger, our relationship with BRMG could deteriorate, which would materially adversely affect our business.

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

Our failure to successfully, and in a timely manner, integrate similar businesses and/or new lines of businesses we acquire could reduce our profitability.

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

In the past we have acquired, and may again in the future, companies that create a new line of business. The process of integrating the acquired business, technology, service and research and development component into our business and operations and entry into a new line of business in which we are inexperienced may result in unforeseen operating difficulties and expenditures. In developing a new line of business we may invest significant time and resources that take away the attention of management that would otherwise be available for ongoing development of our business which may affect our results of operations and we may not be able to take full advantage of the business opportunities available to us as we expand a new lines of business. The failure to successfully manage these risks in the development and implementation of new lines of business could have a material, adverse effect on the Company’s business, financial condition, and results of operations.

We may not be able to successfully grow our business, which would adversely affect our financial condition and results of operations.

Historically, we have experienced substantial growth through acquisitions that have increased our size, scope and geographic distribution. During the past two fiscal years, we have completed 16 acquisitions. These acquisitions have added 30 centers to our fixed-site outpatient diagnostic imaging services. Our ability to successfully expand through acquiring facilities, developing new facilities, adding equipment at existing facilities, and directly or indirectly entering into contractual relationships with high-quality radiology practices depends upon many factors, including our ability to:

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

We have experienced operating losses in the past and we have a substantial accumulated deficit. If we are unable to improve our financial performance, we may be unable to pay our obligations.

We had net income of $2.4 million, $59.6 million, and $7.3 million for the years ended December 31, 2013, 2012, and 2011 respectively. As of December 31, 2013, our stockholders’ equity was $2.2 million. As a whole, results have shown improvement over the past three years. However, if we cannot continue to generate income in sufficient amounts, we will not be able to pay our obligations as they become due, which could adversely impact our business, financial condition and results of operations.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding indebtedness.

Our current substantial indebtedness and any future indebtedness we incur could adversely affect our financial condition. We are highly leveraged. As of December 31, 2013, our total indebtedness was $581.6 million, $573.2 million of which constitute term loan and senior notes. Our substantial indebtedness could also:

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

We may not be able to successfully refinance our 10 3/8% Senior Unsecured Notes due 2018 which could adversely affect our results of operations.

We are currently pursuing a possible refinancing of our 10 3/8% Senior Unsecured Notes due 2018. The proposed refinancing may include a tender offer for, or redemption of, our senior unsecured notes, which would be replaced by new senior secured second lien term loan debt and additional indebtedness under our existing senior secured first lien credit facility. The potential refinancing transaction is subject to negotiations with our current lenders and market and other conditions. There can be no assurance that we will complete a refinancing transaction and if we do, whether it will be completed on terms that are favorable to us or our investors. If we do not complete the refinancing transaction our senior unsecured notes may remain outstanding and we may continue to have to pay higher interest rates than we might otherwise which could adversely impact our results of operations.

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

CMS determined that, effective January 1, 2014, the SGR formula would result in a decrease to the physician Medicare fee schedule reimbursement by 20.1%. President Obama, however, signed into law the Bipartisan Budget Act of 2013, which prevents the scheduled Medicare payment reduction from taking effect on January 1, 2014, and provides for a 0.5% increase for Medicare payments for services performed from January 1, 2014, to March 31, 2014. This short-term reprieve is intended to give Congress additional time to finalize pending legislation that would permanently repeal the SGR formula.

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

On December 10, 2013, CMS’s final rule for Medicare Hospital Outpatient Prospective Payment System (HOPPS) for FY 2014 was published in the Federal Register. CMS will use FY 2011 cost data to establish separate cost centers for CT and MRI, distinctly separate from the diagnostic radiology cost center for pricing out payments for CTs and MRIs in the inpatient setting separately from the radiology cost center. Such a change could have a significant adverse impact on the level of reimbursement that we receive from Medicare for such services.

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

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For the year ended December 31, 2013, approximately 25% of our net revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our facilities could adversely affect our other facilities and in turn us as a whole. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle, and could negatively impact our ability to collect revenue from patients covered by Medicare. Credentialing of physicians is required by our payors prior to commencing payment.

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

Budget decisions by the California State Legislature could have an impact on our revenue.

113 of our 250 facilities are located in California and one to one-and-one-half percent (1% to 1.5%) of our revenues come from the California Medicaid program. To the extent California is unable to provide these payments on a timely basis, or at all, our revenues will be negatively impacted.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 113 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Several of our facilities are located in areas of Florida and the east coast that have suffered from hurricanes and other harsh weather. Most recently, our operations in Maryland, Delaware, New York and New Jersey were negatively impacted when Hurricane Sandy made landfall on the east coast in late October 2012, resulting in site closures, loss of power and other related business disruptions. In addition, winter snow storms have in the past caused us to close our facilities, some for up to five business days. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from January 1, 2012 through December 31, 2013, the trading price of our common stock fluctuated from a high of $3.16 per share to a low of $1.57 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. The Board of Directors of the Company has concluded that a material weakness in internal control over financial reporting exists at the Company as of December 31, 2013. This material weakness is discussed further within Item 9A “Controls and Procedures” of this Annual Report on Form 10-K. The existence of one or more material weaknesses precludes a conclusion by management that a corporation’s internal control over financial reporting is effective.

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

We operate 113 fixed-site, freestanding outpatient diagnostic imaging facilities in California, 61 in Maryland, 27 in the Rochester and Hudson Valley areas of New York, 9 in Manhattan, New York, 15 in Delaware, 5 in Rhode Island, 17 in New Jersey, as well as 3 individual facilities in Florida. We lease the premises at which these facilities are located. Our facility lease terms vary in length from month to month to 15 years with renewal options upon prior written notice, from 1 year to 15 years depending upon the agreed upon terms with the local landlord. Rents under our facility lease amounts generally increase from 1% to 6% on an annual basis. We do not have options to purchase the facilities we rent.

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

	Low	High

Quarter Ended
December 31, 2013	$1.57	$2.68
September 30, 2013	2.39	3.16
June 30, 2013	2.38	2.86
March 31, 2013	2.51	3.14

December 31, 2012	$2.29	$2.75
September 30, 2012	2.30	2.86
June 30, 2012	2.33	3.32
March 31, 2012	1.94	3.58

The last low and high prices for our common stock on the NASDAQ Global Market on March 11, 2014 were $2.89 and $2.99, respectively.

Holders

As of March 11, 2014, the number of holders of record of our common stock was 835.  However, Cede & Co., the nominee for The Depository Trust Company, the clearing agency for most broker-dealers, owned a substantial number of our outstanding shares of common stock of record on that date.  Our management believes that the number of beneficial owners of our common stock is approximately 4,000.

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

Equity Compensation Plans Information

The information required by this item will be contained in our definitive proxy statement, to be filed with the SEC in connection with our 2014 annual meeting of stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this report by reference.

Stock Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return of our common stock during the period from 2008 to 2013 with (i) the cumulative total return of the S&P500 index and (ii) the cumulative total return of the S&P500 – Healthcare Sector index.  The comparison assumes $100 was invested in December 31, 2008 in our common stock and in each of the foregoing indices and the reinvestment of dividends through January 1, 2014.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent that RadNet specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
RadNet, Inc.	-39.10	38.24	-24.47	18.78	-33.99
S&P 500 Index	26.46	15.06	2.11	16.00	32.39
S&P Health Care Sector	19.70	2.90	12.73	17.89	41.46

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
RadNet, Inc.	100	60.90	84.18	63.58	75.52	49.85
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P Health Care Sector	100	119.70	123.17	138.85	163.69	231.55

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected historical consolidated financial data. The selected consolidated statements of operations data set forth below for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements and notes thereto included elsewhere herein. The selected historical consolidated statements of operations data set forth below for the years ended December 31, 2010 and 2009, and the consolidated balance sheet data set forth below as of December 31, 2011, 2010 and 2009, are derived from our audited consolidated financial statements not included herein. This data should be read in conjunction with and is qualified in its entirety by reference to the audited consolidated financial statements and the related notes included elsewhere in this annual report and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The financial data set forth below and discussed in this annual report are derived from the consolidated financial statements of RadNet, its subsidiaries and certain affiliates.  As a result of the contractual and operational relationship among BRMG, Dr. Berger, the Crues Entities, Dr. Crues (the “Professional Entities”), and us, we are considered to have a controlling financial interest in the Professional Entities pursuant to applicable accounting guidance.  Due to the deemed controlling financial interest, we are required to include the Professional Entities as consolidated entities in our consolidated financial statements.  This means, for example, that revenue generated by the Professional Entities from the provision of professional medical services to our patients, as well as the Professional Entities costs of providing those services, are included as net revenue and cost of operations in our consolidated statement of operations, whereas the management fee that the Professional Entities pay to us under our management agreement with the Professional Entities is eliminated as a result of the consolidation of our results with those of the Professional Entities.  Also, because the Professional Entities are consolidated in our financial statements, any borrowings or advances we have received from or made to the Professional Entities have been eliminated in our consolidated balance sheet.  If the Professional Entities were not treated as consolidated entities in our consolidated financial statements, the presentation of certain items in our income statement, such as net service fee revenue and costs and expenses, would change but our net income would not, because in operation and historically, the annual revenue of the Professional Entities from all sources closely approximates its expenses, including Dr. Berger and Dr Crues’ compensation, fees payable to us and amounts payable to third parties.

	Years Ended
	December 31,
	2013	2012	2011	2010	2009

	(in thousands, except per share data)
Statement of Operations Data:

Net revenue	$702,986	$647,153	$585,121	$518,657	$494,911
Operating expenses:
Cost of operations, excluding depreciation and amortization	598,655	542,993	447,828	420,973	397,753
Depreciation and amortization	58,890	57,740	57,481	53,997	53,800
Loss (gain) on sale and disposal of equipment, net	1,032	456	(2,240)	1,136	523
Gain from sale of joint venture interests	–	–	–	–	–
Gain on de-consolidation of joint venture	–	(2,777)	–	–	(1,387)
Loss on extinguishment of debt	–	–	–	9,871	–
Net income (loss)	2,120	59,834	7,231	(12,852)	(2,267)

Basic income (loss) per share	0.05	1.58	0.19	(0.35)	(0.06)

Diluted income (loss) per share	0.05	1.52	0.19	(0.35)	(0.06)

Balance Sheet Data:

Cash and cash equivalents	$8,412	$362	$2,455	$627	$10,094
Total assets	722,576	710,864	619,188	539,514	480,671
Total long-term liabilities	601,977	598,507	566,615	516,723	456,727
Total liabilities	720,366	717,548	688,995	621,987	555,432
Working capital	57,955	36,859	29,947	5,761	9,204
Stockholders' equity (deficit)	2,210	(6,684)	(69,807)	(82,473)	(74,761)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At December 31, 2013, we operated directly or indirectly through joint ventures, 250 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. As of December 31, 2013, we had in operation 206 MRI systems, 121 CT systems, 43 PET or combination PET/CT systems, 43 nuclear medicine systems, 231 X-ray systems, 187 mammography systems, 368 ultrasound systems, and 176 fluoroscopy systems.

We derive substantially all of our revenue from fees charged for the diagnostic imaging services performed at our facilities. For the years ended December 31, 2013, 2012 and 2011, we performed 4,525,490, 4,142,267, and 3,740,443 diagnostic imaging procedures and generated net revenue of $703.0 million, $647.2 million, and $585.1 million, respectively. Additional information concerning RadNet, Inc., including our consolidated subsidiaries, for each of the years ended December 31, 2013, December 31, 2012 and December 31, 2011 is included in the consolidated financial statements and notes thereto in this annual report.

Our revenue is derived from a diverse mix of payors, including private payors, managed care capitated payors and government payors.  We believe our payor diversity mitigates our exposure to possible unfavorable reimbursement trends within any one-payor class.  In addition, our experience with capitation arrangements over the last several years has provided us with the expertise to manage utilization and pricing effectively, resulting in a predictable stream of revenue. For the year ended December 31, 2013, we received approximately 68.7% of our payments from commercial insurance payors and from managed care capitated payors, 21.7% from Medicare and 3.3% from Medicaid, 5.0% from Workers Compensation programs and 2.0% from other sources.  With the exception of Blue Cross/Blue Shield and government payors, no single payor accounted for more than 5.0% of our net revenue for the twelve months ended December 31, 2013.

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

The consolidated financial statements in this annual report include the accounts of Radnet Management, BRMG and the Crues Entities.  The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Management Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc. and Diagnostic Imaging Services, Inc. (DIS), all wholly owned subsidiaries of Radnet Management.  Accounting Standards Codification Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”). We consolidate all voting interest entities in which we own a majority voting interest and all VIEs for which we are the primary beneficiary. We determine whether we are the primary beneficiary of a VIE through a qualitative analysis that identifies which variable interest holder has the controlling financial interest in the VIE. The variable interest holder who has both of the following has the controlling financial interest and is the primary beneficiary: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. In performing our analysis, we consider all relevant facts and circumstances, including: the design and activities of the VIE, the terms of the contracts the VIE has entered into, the nature of the VIE’s variable interests issued and how they were negotiated with or marketed to potential investors, and which parties participated significantly in the design or redesign of the entity.

Facility Acquisitions and Dispositions

On November 1, 2013 we completed our acquisition of South Valley Radiology Imaging LLC, consisting of one multi-modality imaging center located in Encino, CA for cash consideration of $1.3 million and the settlement of approximately $1.0 million of equipment leases. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.0 million of fixed assets and $305,000 of goodwill were recorded with respect to this transaction.

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

On April 1, 2013, we sold one of our wholly-owned multi-modality imaging centers located in Northfield, New Jersey for $3.9 million in cash. The net book value associated with the imaging center was $1.8 million, which included $1.0 million of goodwill, on the date of sale and accordingly a gain of $2.1 million was recorded with respect to this transaction.

On February 28, 2013, we completed our acquisition of a multi-modality imaging center located in Brooklyn, New York by exercising a $1.00 purchase option to acquire an initial 50% interest (we acquired this option through our December 31, 2012 acquisition of Lenox Hill Radiology) and then by purchasing the remaining 50% interest from the existing partner for approximately $2.4 million in cash.

On January 30, 2013, we purchased for $430,000 an additional 20.9% interest in a joint venture multi-modality imaging center located in Manhattan, New York (Park West) of which we initially held a 31.5% interest from our December 31, 2012 acquisition of Lenox Hill Radiology. This additional 20.9% interest gave us a 52.4% controlling interest in the center and so accordingly, we now consolidate its financial statements. Included in our initial consolidating entry was $979,000 of noncontrolling interests representing the fair value on January 30, 2013 of the remaining 47.6% not owned by us.

On January 1, 2013, we completed our acquisition of a breast surgery practice located in Mission Viejo, California for $350,000. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $135,000 of working capital, $30,000 of fixed assets and $185,000 of goodwill was recorded with respect to this transaction.

On December 31, 2012, we completed our acquisition of Lenox Hill Radiology, consisting of three multi-modality imaging centers as well as three additional x-Ray facilities all located in Manhattan, New York. We also acquired in this transaction a 31.5% interest in a joint venture multi-modality imaging center in Manhattan, New York and an option to purchase a 50% interest in a multi-modality imaging center located in Brooklyn, New York for $1.00. The purchase price consisted of approximately $28.5 million in cash. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $4.5 million of working capital, $8.7 million of fixed assets, $648,000 of joint venture interests, $2.5 million in a $1.00 joint venture purchase option, $1.4 million of intangible assets $12.7 million of goodwill and the assumption of approximately $650,000 of other liabilities and $1.3 million of capital lease debt was recorded with respect to this transaction.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to net revenue before provision for bad debts.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

	Years Ended December 31,
	2013	2012	2011
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	91.0%	91.8%	91.4%
Provision for bad debts	-3.8%	-3.8%	-3.7%
Net service fee revenue	87.2%	88.0%	87.7%
Revenue under capitation arrangements	9.0%	8.2%	8.6%
Total net revenue	96.2%	96.2%	96.3%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	81.9%	80.7%	78.7%
Depreciation and amortization	8.1%	8.6%	9.5%
Loss (gain) on sale and disposal of equipment	0.1%	0.1%	-0.4%
Severance costs	0.1%	0.1%	0.2%
Total operating expenses	90.2%	89.4%	88.0%

INCOME FROM OPERATIONS	6.0%	6.7%	8.3%

OTHER INCOME AND EXPENSES
Interest expense	6.3%	8.0%	8.7%
Equity in earnings of joint ventures	-0.8%	-1.0%	-0.9%
Gain on sale of imaging centers	-0.3%	0.0%	0.0%
Gain on de-consolidation of joint venture	0.0%	-0.4%	0.0%
Other (income) expenses	0.0%	-0.5%	-0.8%
Total other expenses	5.2%	6.1%	7.0%

INCOME BEFORE INCOME TAXES	0.8%	0.7%	1.3%
(Provision For) Benefit From income taxes	-0.5%	8.2%	-0.1%
NET INCOME	0.3%	8.9%	1.2%
Net income attributable to noncontrolling interests	0.0%	0.0%	0.0%
NET INCOME ATTRIBUTABLE TO RADNET, INC.
COMMON STOCKHOLDERS	0.3%	8.9%	1.2%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Service Fee Revenue, net of contractual allowances and discounts

Service fee revenue, net of allowances and discounts for the year ended December 31, 2013 was $665.3 million compared to $618.0 million for the year ended December 31, 2012, an increase of $47.3 million, or 7.7%.

Service fee revenue, net of allowances and discounts, including only those centers which were in operation throughout the full fiscal years of both 2013 and 2012, decreased $39.6 million, or 6.6%. This 6.6% decrease is primarily the result of reduction in procedure volumes and corresponding collection rates. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2012. For the year ended December 31, 2013, service fee revenue, net of contractual allowances and discounts, from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $103.9 million. For the year ended December 31, 2012, net revenue from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $17.0 million.

Provision for Bad Debts

Provision for bad debts increased $2.0 million, or 7.7%, to $27.9 million, or 3.8% of net revenue, for the year ended December 31, 2013 compared to $25.9 million, or 3.8% of net revenue, for the year ended December 31, 2012. This increase is in line with the increase in service fee revenues.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the year ended December 31, 2013 was $65.6 million compared to $55.1 million for the year ended December 31, 2012, an increase of $10.5 million, or 19.1%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the full fiscal years of both 2013 and 2012, increased $7.7 million, or 15.0%. This 15.0% increase is due to additional capitation contracts entered into subsequent to the year 2012. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2012. For the year ended December 31, 2013, revenue under capitation arrangements from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $6.7 million. For the year ended December 31, 2012, net revenue from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $3.9 million.

Operating Expenses

Cost of operations for the year ended December 31, 2013 increased approximately $55.7 million, or 10.3%, from $543.0 million for the year ended December 31, 2012 to $598.7 million for the year ended December 31, 2013.  The following table sets forth our operating expenses for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012

Salaries and professional reading fees, excluding stock-based compensation	$322,080	$298,409
Stock-based compensation	2,573	2,736
Building and equipment rental	64,998	60,624
Medical supplies	37,185	38,879
Other operating expenses *	171,819	142,345
Cost of operations	598,655	542,993

Depreciation and amortization	58,890	57,740
Loss on sale and disposal of equipment	1,032	456
Severance costs	806	736
Total operating expenses	$659,383	$601,925

*             Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

•	Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $23.7 million, or 7.9%, to $322.1 million for the year ended December 31, 2013, compared to $298.4 million for the year ended December 31, 2012.

Salaries and professional reading fees, including only those centers which were in operation throughout the full fiscal years of both 2013 and 2012, decreased $5.4 million, or 1.9%. This 1.9% decrease is in line with our decrease in procedure volumes at these centers. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2012. For the year ended December 31, 2013, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2012 and excluded from the above comparison was $38.1 million. For the year ended December 31, 2012, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison was $9.0 million.

•	Stock-based compensation

Stock-based compensation decreased $163,000, or 6.0%, to $2.6 million for the year ended December 31, 2013 compared to $2.7 million for the year ended December 31, 2012. The decrease is due to fewer equity compensation instruments being issued in 2013 compared to the prior year.

•	Building and equipment rental

Building and equipment rental expenses increased $4.4 million, or 7.2%, to $65.0 million for the year ended December 31, 2013, compared to $60.6 million for the year ended December 31, 2012.

Building and equipment rental expenses, including only those centers which were in operation throughout the full fiscal years of both 2013 and 2012, decreased $3.2 million, or 5.4%.  This 5.4% decrease is due to equipment lease buy-outs and the conversion of equipment operating leases to capital leases occurring over the third and fourth quarters of 2013. This comparison excludes contributions from centers that were acquired subsequent to January 1, 2012. For the year ended December 31, 2013, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison, was $9.6 million. For the year ended December 31, 2012, building and equipment rental expenses from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison, was $2.0 million.

•	Medical supplies

Medical supplies expense decreased $1.7 million, or 4.4%, to $37.2 million for the year ended December 31, 2013, compared to $38.9 million for the year ended December 31, 2012.

Medical supplies expenses, including only those centers which were in operation throughout the full fiscal years of both 2013 and 2012, decreased $5.3 million, or 14.0%. This 14.0% decrease is primarily due to an increase in rebates we received from certain vendors subsequent to January 1, 2013. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2012. For the year ended December 31, 2013, medical supplies expense from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison was $4.5 million. For the year ended December 31, 2012, medical supplies expense from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison was $856,000.

•	Other Operating Expenses

Other operating expenses increased $29.5 million, or 20.7%, to $171.8 million for the year ended December 31, 2013 compared to $142.3 million for the year ended December 31, 2012.

Other operating expenses, including only those centers which were in operation throughout the full fiscal years of both 2013 and 2012, increased $43,000. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1,2012. For the year ended December 31, 2013, other operating expense from centers that were acquired subsequent to January 1, 2013, and excluded from the above comparison was $33.9 million. For the year ended December 31, 2012, other operating expense from centers that were acquired subsequent to January 1, 2012, and excluded from the above comparison was $4.5 million.

•	Depreciation and amortization expense

Depreciation and amortization expense increased $1.2 million, or 2.0%, to $58.9 million for the year ended December 31, 2013 when compared to the same period last year.

Depreciation and amortization expense at those centers which were in operation throughout the full fiscal years of both 2013 and 2012, decreased $4.4 million or 7.8%. This 7.8% decrease is primarily due to several assets completing their depreciation schedules subsequent to January 1, 2012. This comparison excludes contributions from centers that were acquired or divested subsequent to January 1, 2012. For the year ended December 31, 2013, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2012 and excluded from the above comparison was $6.7 million. For the year ended December 31, 2012, depreciation and amortization from centers that were acquired subsequent to January 1, 2012, an excluded from the above comparison was $1.1 million.

•	Loss on sale and disposal of equipment

Loss on sale of equipment was approximately $1.0 million for the year ended December 31, 2013 and primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale. Loss on the sale of equipment was approximately $456,000 for the year ended December 31, 2012 and primarily related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

•	Severance costs

During the year ended December 31, 2013, we recorded severance costs of $806,000 compared to $736,000 recorded during the year ended December 31, 2012.  In each period, these costs were primarily associated with the integration of acquired operations and other cost saving measures.

Interest expense

Interest expense decreased approximately $8.0 million, or 14.9%, to $45.8 million for the year ended December 31, 2013 compared to $53.8 million for the year ended December 31, 2012. Interest expense for the year ended December 31, 2013 included $4.6 million of amortization of deferred financing costs and discount on issuance of debt. Interest expense for the year ended December 31, 2012 included $3.6 million of amortization of deferred financing costs and discount on issuance of debt as well as $918,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010. Excluding these adjustments to interest expense for each period, interest expense decreased approximately $8.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was primarily due to the reduced interest rate on our credit facilities stemming from the amendment of April 10, 2013 and the ending of our interest rate swaps in November 2012. See “Liquidity and Capital Resources” below for more details on our credit facilities.

Gain on sale of Imaging Center

On April 1, 2013, we sold one of our wholly-owned multi-modality imaging centers located in Northfield, New Jersey for $3.9 million in cash. The net book value associated with the imaging center was $1.8 million on the date of sale and accordingly a gain of $2.1 million was recorded with respect to this transaction.

Other expenses / income

For the year ended December 31, 2013 we recorded approximately $228,000 of other expenses, primarily relating to costs associated with our Credit Amendment of April 10, 2013. For the year ended December 31, 2012, we recorded $3.7 million of other income primarily consisting of approximately $5.1 million of fair value adjustments on our interest rate swaps and an $810,000 bargain purchase gain related to our November 9, 2012 acquisition of Pueblo Radiology (see “Recent Developments and Facility Acquisitions” above).

Income tax expense /benefit

For the year ended December 31, 2013, we recorded income tax expense of $3.5 million. For the year ended December 31, 2012 we recorded a benefit from income taxes of approximately $55.2 million primarily related to reversing the valuation allowance against our deferred tax assets (see Note 11 to our consolidated financial statements for more details).

Equity in earnings from unconsolidated joint ventures

Equity in earnings from our unconsolidated joint ventures decreased $282,000 or 4.4% to $6.2 million for the year ended December 31, 2013 compared to $6.5 million for the year ended December 31, 2012. This decrease is related in part to a decrease in procedure volumes at these joint venture imaging centers as well as an overall decrease in reimbursement rates throughout 2013.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Service Fee Revenue, net of contractual allowances and discounts

Service fee revenue, net of allowances and discounts for the year ended December 31, 2012 was $618.0 million compared to $555.0 million for the year ended December 31, 2011, an increase of $63.0 million, or 11.4%.

Service fee revenue, net of allowances and discounts, including only those centers which were in operation throughout the full fiscal years of both 2012 and 2011, decreased $6.3 million, or 1.2%. This 1.2% decrease is primarily the result of a similar percentage decrease in procedure volumes. This comparison excludes revenue contributions from centers that were acquired subsequent to January 1, 2011. For the year ended December 31, 2012, service fee revenue, net of contractual allowances and discounts, from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $96.3 million. For the year ended December 31, 2011, net revenue from centers that were acquired subsequent to January 1, 2011 and excluded from the above comparison was $27.0 million.

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

Interest expense

Interest expense increased approximately $1.0 million, or 1.9%, to $53.8 million for the year ended December 31, 2012 compared to $52.8 million for the year ended December 31, 2011. Interest expense for the year ended December 31, 2012 included $3.6 million of amortization of deferred financing costs and discount on issuance of debt as well as $918,000 of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010, the date we established our credit facilities. Interest expense for the year ended December 31, 2011 included $3.2 million of amortization of deferred financing costs and discount on issuance of debt as well as $1.2 million of amortization of Accumulated Other Comprehensive Loss associated with fair value adjustments to our interest rate swaps accumulated prior to April 6, 2010. See “Liquidity and Capital Resources” below for more details on our credit facilities. Excluding these adjustments to interest expense for each period, interest expense increased approximately $900,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase was primarily due to interest expense on the additional borrowings.

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

Other income

For the year ended December 31, 2012 we recorded approximately $3.7 million of other income primarily consisting of approximately $5.1 million of fair value adjustments on our interest rate swaps and an $810,000 bargain purchase gain related to our November 9, 2012 acquisition of Pueblo Radiology (see “Recent Developments and Facility Acquisitions” above). For the year ended December 31, 2011 we recorded approximately $5.1 million of other income primarily related to fair value adjustments on our interest rate swaps.

Income tax benefit / expense

For the year ended December 31, 2012, we recorded a benefit from income taxes of approximately $55.2 million primarily related to reversing the valuation allowance against our deferred tax assets (see Note 11 to our consolidated financial statements for more details). For the year ended December 31, 2011, we recorded $820,000 for state income tax expense primarily related to taxable income generated in the states of California, Maryland and Delaware.

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

The following is a reconciliation of the nearest comparable GAAP financial measure, net income, to Adjusted EBITDA for the years ended December 31, 2013, 2012, and 2011, respectively (in thousands):

	Years Ended December 31,
	2013	2012	2011

Net income attributable to RadNet, Inc. common stockholders	$2,120	$59,834	$7,231
Plus provision for (benefit from) income taxes	3,510	(55,227)	820
Plus other expenses (income)	228	(3,679)	(5,075)
Plus interest expense	45,791	53,783	52,798
Plus severance costs	806	736	1,391
Plus loss (gain) on sale and disposal of equipment	1,032	456	(2,240)
Less gain on sale of imaging center	(2,108)
Less gain on de-consolidation of joint venture	–	(2,777)	–
Plus depreciation and amortization	58,890	57,740	57,481
Plus non-cash employee stock-based compensation	2,537	2,736	3,110
Adjusted EBITDA	$112,806	$113,602	$115,516

Liquidity and Capital Resources

We had cash and cash equivalents of $8.4 million and accounts receivable of $133.6 million at December 31, 2013, compared to cash of $362,000 and accounts receivable of $129.2 million at December 31, 2012. We had a working capital balance of $58.0 million and $36.9 million at December 31, 2013 and 2012, respectively. We had net income attributable to RadNet, Inc.’s common stockholders of $2.1 million and $59.8 million, and $7.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. We also had a stockholders’ equity of $2.2 million and stockholders’ equity deficit of $6.7 million at December 31, 2013 and 2012, respectively.

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

Sources and Uses of Cash

Cash provided by operating activities was $66.4 million, $75.3 million and $57.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash used in investing activities was $50.7 million, $87.0 million and $87.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, we purchased property and equipment for approximately $48.6 million, acquired the assets and businesses of additional imaging facilities for approximately $7.2 million (see Note 4 to the consolidated financial statements of this annual report), and purchased additional equity interests in non-consolidated joint ventures of $2.0 million. Offsetting our cash used in investing activities was $3.9 million in proceeds from the sale of an imaging center, $2.6 million of proceeds from the sale of joint venture interests, and $635,000 million of proceeds from the sale of imaging equipment.

Cash used by financing activities was $7.6 million for the year ended December 31, 2013. For the years ended December 31, 2012 and December 31, 2011, cash provided by financing activities was $9.6 million and $31.9 million, respectively. The cash used by financing for the year ended December 31, 2013, was primarily due to the pay down of notes and capital leases secured by equipment of $9.7 million, offset by $2.1 million provided by our April 10, 2013 credit amendment.

At December 31, 2013, we had $200.0 million aggregate principal amount of senior notes outstanding and $385.3 million aggregate principal amount of senior secured term loan debt outstanding and no amount outstanding under the revolving credit facility.

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture. As of December 31, 2013, we were in compliance with all covenants.

Contractual Commitments

Our future obligations for notes payable, equipment under capital leases, lines of credit, equipment and building operating leases and purchase and other contractual obligations for the next five years and thereafter include (dollars in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Notes payable (1)	$42,765	$41,754	$41,344	$40,705	$586,809	$–	$753,377
Capital leases (2)	3,365	1,564	1,224	187	–	–	6,340
Operating leases (3)	52,500	45,986	40,086	33,221	22,941	66,331	261,064
Total	$98,630	$89,304	$82,654	$74,113	$609,750	$66,331	$1,020,781

(1) Includes variable rate debt for which the contractual obligation was estimated using the applicable rate at December 31, 2013.

(2) Includes interest component of capital lease obligations.

(3) Includes all operating leases through the end of their main lease term, excluding options on facility leases.

We have an arrangement with GE Medical Systems under which it has agreed to be responsible for the maintenance and repair of a majority of our equipment for a fee that is based on the type and age of the equipment. Under this agreement, we are committed to minimum payments of approximately $23.5 million per year through 2016.

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

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG and the Crues Entity centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the Crues Entities as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the Crues Entities. As it relates to non-BRMG and Crues Entity centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011

Commercial insurance	$432,608	$409,114	$376,107
Medicare	139,220	122,971	107,613
Medicaid	21,351	20,101	17,756
Workers' compensation/personal injury	30,819	26,604	23,137
Other	41,309	39,192	30,367
Service fee revenue, net of contractual allowances and discounts	665,307	617,982	554,979
Provision for bad debts	(27,911)	(25,904)	(22,339)
Net service fee revenue	637,396	592,078	532,640
Revenue under capitation arrangements	65,590	55,075	52,481
Total net revenue	$702,986	$647,153	$585,121

Provision for Bad Debts

We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2013 and 2012 were $12.7 million and $16.7 million, respectively.

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

Valuation of Goodwill and Indefinite Lived Intangible Assets

Goodwill at December 31, 2013 totaled $196.4 million. Indefinite Lived Intangible Assets at December 31, 2013 totaled $7.5 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiaries trade name carrying amount to its respective fair value. The fair value of each subsidiary’s trade name is estimated Using the Relief-from-Royalty-Method which estimates what a market participant would be willing to pay a royalty to a third party for the use of that asset. We tested both goodwill and trade name intangibles for impairment on October 1, 2013. Based on our test, we noted no impairment related to goodwill or trade name intangibles as of October 1, 2013 as the estimated fair value exceeded its carrying value.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2013.

Recent Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to disclose additional information about changes in other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the income statement line items affected. The provisions of this guidance are effective prospectively for annual and interim periods beginning after December 15, 2012. Adoption of this standard, which is related to disclosure only, did not have an impact on our consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02 (“ASU 2012-02”), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this standard did not have a material impact on our results of operations, cash flows, or financial position.

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

After the completion of the acquisition of Image Medical Corporation, the parent of eRAD, Inc. on October 1, 2010, we maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical 1% increase in the rate of exchange of foreign currencies against the dollar for 2013 would have resulted in an increase of approximately $15,181 in our operating expenses for the year.

Interest Rate Sensitivity.  Radnet Inc. pays interest on various types of debt instruments to its suppliers, investors and lending institutions.  The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates include leases on equipment and interest due on our $200 million outstanding senior notes.  Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either LIBOR or prime rates of interest. Under the 2013 amended Refinance Agreement’s LIBOR election facility, borrowed funds bear a 1.00% floor or 6 month LIBOR plus an applicable margin of 3.25%. At December 31, 2013, we had $384.4 million outstanding subject to a LIBOR election. As the LIBOR floor exceeds the current spot rate of 6 month LIBOR, the spot rate would have to increase more than 65 basis points before an additional interest expense would be accrued. An increase of 165 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and a resultant $3.8 million of additional interest expense. At December 31, 2013, an additional $1.95 million was tied to the prime rate. A hypothetical 1% increase in the prime rate for 2013 would have resulted in an increase of approximately $19,500 in interest expense for the year ended December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

The Financial Statements are attached hereto and begin on page 51.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of RadNet, Inc.

We have audited the accompanying consolidated balance sheets of RadNet, Inc. and subsidiaries (the “Company” or “RadNet”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadNet, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RadNet’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

March 17, 2014

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,412	$362
Accounts receivable, net	133,599	129,194
Current portion of deferred tax assets	13,321	7,607
Prepaid expenses and other current assets	21,012	18,737
Total current assets	176,344	155,900
PROPERTY AND EQUIPMENT, NET	218,547	216,560
OTHER ASSETS
Goodwill	196,395	193,871
Other intangible assets	50,042	51,674
Deferred financing costs, net of current portion	8,735	11,977
Investment in joint ventures	28,949	28,598
Deferred tax assets, net of current portion	39,914	48,535
Deposits and other	3,650	3,749
Total assets	$722,576	$710,864
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$106,316	$106,357
Due to affiliates	2,655	1,602
Deferred revenue	1,344	1,273
Current portion of notes payable	3,103	4,703
Current portion of deferred rent	1,896	1,164
Current portion of obligations under capital leases	3,075	3,942
Total current liabilities	118,389	119,041
LONG-TERM LIABILITIES
Deferred rent, net of current portion	18,989	15,850
Line of credit	–	33,000
Notes payable, net of current portion	572,669	537,009
Obligations under capital lease, net of current portion	2,779	3,753
Other non-current liabilities	7,540	8,895
Total liabilities	720,366	717,548

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.0001 par value, 200,000,000 shares authorized;40,089,196, and 38,540,482 shares issued and outstanding at December 31, 2013 and 2012, respectively	4	4
Paid-in-capital	173,622	168,415
Accumulated other comprehensive (loss) income	(50)	39
Accumulated deficit	(173,656)	(175,776)
Total RadNet, Inc.'s stockholders' equity (deficit)	(80)	(7,318)
Noncontrolling interests	2,290	634
Total stockholders' equity (deficit)	2,210	(6,684)
Total liabilities and stockholders' equity	$722,576	$710,864

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

	Years Ended December 31,
	2013	2012	2011
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$665,307	$617,982	$554,979
Provision for bad debts	(27,911)	(25,904)	(22,339)
Net service fee revenue	637,396	592,078	532,640
Revenue under capitation arrangements	65,590	55,075	52,481
Total net revenue	702,986	647,153	585,121
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	598,655	542,993	477,828
Depreciation and amortization	58,890	57,740	57,481
Loss (gain) on sale and disposal of equipment	1,032	456	(2,240)
Severance costs	806	736	1,391
Total operating expenses	659,383	601,925	534,460
INCOME FROM OPERATIONS	43,603	45,228	50,661

OTHER INCOME AND EXPENSES
Interest expense	45,791	53,783	52,798
Equity in earnings of joint ventures	(6,194)	(6,476)	(5,224)
Gain on sale of imaging centers	(2,108)	–	–
Gain on de-consolidation of joint venture	–	(2,777)	–
Other expenses (income)	228	(3,679)	(5,075)
Total other expenses	37,717	40,851	42,499
INCOME BEFORE INCOME TAXES	5,886	4,377	8,162
(Provision for) benefit from income taxes	(3,510)	55,227	(820)
NET INCOME	2,376	59,604	7,342
Net income (loss) attributable to noncontrolling interests	256	(230)	111
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,120	$59,834	$7,231

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$1.58	$0.19

DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.05	$1.52	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	39,140,480	37,751,170	37,367,736
Diluted	39,814,535	39,244,686	38,785,675

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2013	2012	2011

NET INCOME	$2,376	$59,604	$7,342
Foreign currency translation adjustments	(89)	67	(34)
Reclassification of net cash flow hedge losses included in net income during the period	–	918	1,225
COMPREHENSIVE INCOME	2,287	60,589	8,533
Less comprehensive (loss) income attributable to non-controlling interests	256	(230)	111
COMPREHENSIVE INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,543	$60,359	$8,644

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s Equity	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)	Interests	Deficit

BALANCE - JANUARY 1, 2011	37,223,475	$4	$162,444	$(242,841)	$(2,137)	$(82,530)	$57	$(82,473)
Issuance of common stock upon exercise of options/warrants	202,985	–	242	–	–	242	–	242
Stock-based compensation	–	–	3,110	–	–	3,110	–	3,110
Noncontrolling interests assumed from Radar joint venture	–	–	–	–	–	–	961	961
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(154)	(154)
Purchase of non-controlling interests	–	–	–	–	–	–	(26)	(26)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(34)	(34)	–	(34)
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	1,225	1,225	–	1,225
Net income	–	–	–	7,231	–	7,231	111	7,342
BALANCE - DECEMBER 31, 2011	37,426,460	$4	$165,796	$(235,610)	$(946)	$(70,756)	$949	$(69,807)
Issuance of common stock upon exercise of options/warrants	74,022	–	–	–	–	–	–	–
Stock-based compensation	–	–	2,736	–	–	2,736	–	2,736
Purchase of non-controlling interests	–	–	(117)	–	–	(117)	–	(117)
De-consolidation of joint venture	–	–	–	–	–	–	(14)	(14)
Issuance of restricted stock	1,040,000	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(71)	(71)
Change in cumulative foreign currency translation adjustment	–	–	–	–	67	67	–	67
Change in fair value of cash flow hedge from prior periods reclassified to earnings	–	–	–	–	918	918	–	918
Net income (Restated)	–	–	–	59,834	–	59,834	(230)	59,604
BALANCE - DECEMBER 31, 2012	38,540,482	$4	$168,415	$(175,776)	$39	$(7,318)	$634	$(6,684)
Issuance of common stock upon exercise of options/warrants	898,714	–	469	–	–	469	–	469
Stock-based compensation	–	–	2,537	–	–	2,537	–	2,537
Sale of a noncontrolling interest in one of our consolidated joint ventures			2,201			2,201	439	2,640
Purchase of non-controlling interests	–	–	–	–	–	–	979	979
Issuance of restricted stock	650,000	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(18)	(18)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(89)	(89)	–	(89)
Net income	–	–	–	2,120	–	2,120	256	2,376
BALANCE - DECEMBER 31, 2013	40,089,196	$4	$173,622	$(173,656)	$(50)	$(80)	$2,290	$2,210

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,376	$59,604	$7,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,890	57,740	57,481
Provision for bad debts	27,911	25,904	22,339
Equity in earnings of joint ventures	(6,194)	(6,476)	(5,224)
Distributions from joint ventures	7,204	6,477	4,993
Deferred rent amortization	3,871	3,608	2,282
Amortization of deferred financing cost	2,286	2,474	2,940
Amortization of bond and term loan discounts	2,279	1,163	244
Loss (gain) on sale and disposal of equipment	1,032	456	(2,240)
Gain on bargain purchase	–	(810)	–
Gain on Sale of Imaging Centers	(2,108)	–	–
Gain on de-consolidation of joint venture	–	(2,777)	–
Amortization of cash flow hedge	–	918	1,225
Stock-based compensation	2,574	2,736	3,110
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(31,531)	(17,350)	(45,014)
Other current assets	(2,243)	3,565	(3,935)
Other assets	260	(578)	43
Deferred taxes	2,907	(56,142)	–
Deferred revenue	71	197	(492)
Accounts payable and accrued expenses	(3,163)	(5,440)	12,542
Net cash provided by operating activities	66,422	75,269	57,636
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(7,223)	(45,493)	(42,990)
Purchase of property and equipment	(48,623)	(44,448)	(42,720)
Proceeds from sale of equipment	635	1,549	325
Proceeds from insurance claims on damaged equipment	–	–	2,740
Proceeds from sale of imaging facilities	3,920	2,300	–
Proceeds from sale of joint venture interests	2,640	1,800	–
Purchase of equity interest in joint ventures	(2,009)	(2,756)	(5,094)
Net cash used in investing activities	(50,660)	(87,048)	(87,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(9,764)	(22,223)	(18,756)
Proceeds from borrowings upon refinancing	35,122	344,485	–
Repayment of debt	–	(277,875)	–
Deferred financing costs	(432)	(3,753)	(944)
Proceeds from, net of payments on, line of credit	(33,000)	(25,000)	58,000
Payments to counterparties of interest rate swaps, net of amounts received	–	(5,823)	(6,455)
Distributions to noncontrolling interests	(18)	(71)	(154)
Equity attributable to non-controlling interests	–	(117)	–
Proceeds from issuance of common stock upon exercise of options/warrants	469	–	242
Net cash (used in) provided by financing activities	(7,623)	9,623	31,933
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(89)	63	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,050	(2,093)	1,828
CASH AND CASH EQUIVALENTS, beginning of period	362	2,455	627
CASH AND CASH EQUIVALENTS, end of period	$8,412	$362	$2,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$41,841	$47,806	$47,310
Cash paid during the period for income taxes	$1,142	$918	$514

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $16.7 million, $14.4 million and $9.3 million during the years ended December 31, 2013, 2012 and 2011, respectively, that we had not paid for as of December 31, 2013, 2012 and 2011, respectively.  The offsetting amount due was recorded in our consolidated balance sheet under “accounts payable, accrued expenses and other.”

Detail of investing activity related to acquisitions can be found in Note 4.

RADNET, INC. AND AFFILIATES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

At December 31, 2013, we operated directly or indirectly through joint ventures, 250 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. Our operations comprise a single segment for financial reporting purposes.

The consolidated financial statements include the accounts of Radnet Management, Inc. (or “Radnet Management”) and Beverly Radiology Medical Group III, a professional partnership (“BRMG”).  The consolidated financial statements also include Radnet Management I, Inc., Radnet Management II, Inc.,  Radiologix, Inc., Radnet Managed Imaging Services, Inc., Delaware Imaging Partners, Inc., New Jersey Imaging Partners, Inc., Raven Holdings U.S., Inc. and Diagnostic Imaging Services, Inc. (“DIS”), all wholly owned subsidiaries of Radnet Management.  All of these affiliated entities are referred to collectively as “RadNet”, “we”, “us”, “our” or the “Company” in this report.

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

RadNet provides non-medical, technical and administrative services to BRMG and the Crues Entities for which it receives a management fee, pursuant to the related management agreements. Through the management agreement and our relationship with Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision making related to the ongoing business operations of BRMG and the Crues Entities. Through our management agreement with BRMG and the Crues Entities, we determine the annual budget of BRMG and the Crues Entities and make all physician employment decisions. BRMG and the Crues Entities both have insignificant operating assets and liabilities, and de minimis equity. Through the management agreement with us, all cash flows of BRMG and the Crues Entities are transferred to us.

We have determined that BRMG and the Crues Entities are variable interest entities, and that we are the primary beneficiary, and consequently, we consolidate the revenue and expenses, assets and liabilities of each. BRMG and the Crues Entities on a combined basis recognized $76.7 million, $53.4 million and $53.9 million of revenue, net of management service fees to RadNet, for the years ended December 31, 2013, 2012 and 2011, respectively, and $76.7 million, $53.4 million and $53.9 million of operating expenses for the years ended December 31, 2013, 2012 and 2011, respectively. RadNet recognized $267.6 million, $208.7 million and $196.7 million of net revenues for the years ended December 31, 2013, 2012 and 2011, respectively, for management services provided to BRMG and the Crues Entities relating primarily to the technical portion of total billed revenue. The cash flows of BRMG and the Crues Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at December 31, 2013 and 2012, we have included approximately $65.2 million and $51.8 million, respectively, of accounts receivable related to BRMG and the Crues Entities.

The creditors of BRMG and the Crues Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the Crues Entities. However, both BRMG and the Crues Entities are managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from centers in California where we contract with BRMG for the provision of professional medical services and centers in New York, New York, where we contract with the Crues Entities for the provision of professional medical services, at the remaining centers in California and at all of the centers which are located outside of California and New York, New York, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG/Crues Entity) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

REVENUES - Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payors and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. As it relates to BRMG and the Crues Entity centers, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the Crues Entities as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the Crues Entities. As it relates to non-BRMG and Crues Entity centers, this service fee revenue is earned through providing the use of our diagnostic imaging equipment and the provision of technical services as well as providing administration services such as clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Our service fee revenue, net of contractual allowances and discounts, the provision for bad debts, and revenue under capitation arrangements for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011

Commercial insurance	$432,608	$409,114	$376,107
Medicare	139,220	122,971	107,613
Medicaid	21,351	20,101	17,756
Workers' compensation/personal injury	30,819	26,604	23,137
Other	41,309	39,192	30,367
Service fee revenue, net of contractual allowances and discounts	665,307	617,982	554,979
Provision for bad debts	(27,911)	(25,904)	(22,339)
Net service fee revenue	637,396	592,078	532,640
Revenue under capitation arrangements	65,590	55,075	52,481
Total net revenue	$702,986	$647,153	$585,121

PROVISION FOR BAD DEBTS - We provide for an allowance against accounts receivable that could become uncollectible to reduce the carrying value of such receivables to their estimated net realizable value. We estimate this allowance based on the aging of our accounts receivable by each type of payer over an 18-month look-back period and other relevant factors. A significant portion of our provision for bad debt relates to co-payments and deductibles owed to us from patients with insurance. Although we attempt to collect deductibles and co-payments due from patients with insurance at the time of service, this attempt to collect at the time of service is not an assessment of the patient’s ability to pay nor are revenues recognized based on an assessment of the patient’s ability to pay. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and our estimation process. Our allowance for bad debts at December 31, 2013 and 2012 were $12.7 million and $16.7 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, we recorded approximately $4.9 million, $4.9 million and $4.8 million, respectively, in revenue related to our eRAD business which is included in net service fee revenue in our consolidated statement of operations. At December 31, 2013 we had a deferred revenue liability of approximately $1.3 million associated with eRAD sales which we expect to recognize into revenue over the next 12 months.

SOFTWARE DEVELOPMENT COSTS - Costs related to the research and development of new software products and enhancements to existing software products all for resale to our customers are expensed as incurred.

We utilize a variety of computerized information systems in the day to day operation of our 250 diagnostic imaging facilities. One such system is our front desk patient tracking system or Radiology Information System (“RIS”). We currently utilize third party RIS software solutions and pay monthly fees to outside third party software vendors for the use of this software. We are currently developing our own RIS solution from the ground up through our wholly owned subsidiary, Radnet Management Information Systems (“RMIS”). Aside from its efforts towards developing and enhancing software products for sale to outside customers, RMIS also directly employs a team of software development engineers currently devoted to developing a RIS system specifically tailored for RadNet, Inc.

By following the accounting guidance under ASC 350-40, Accounting for the Costs of Computer Software Developed for Internal Use, the costs incurred by RMIS toward the development of this RIS system, which began on August 1, 2010, will be capitalized and amortized over its useful life which we determined to be 5 years. The development stage will run for approximately 48 months ending on or around August 1, 2014. We have estimated total costs to be capitalized to construction in progress will be approximately $6.4 million and will start to be amortized in August of 2014 at approximately $107,000 per month.

As of December 31, 2013, we have capitalized approximately $5.1 million of software development costs.

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

DEFERRED FINANCING COSTS - Costs of financing are deferred and amortized on a straight-line basis over the life of the associated loan, which approximates the effective interest rate method. Deferred financing costs, net of accumulated amortization, was $10.0 million and $12.0 million, for the years ended December 31, 2013 and 2012, respectively.

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

GOODWILL AND INDEFINITE LIVED INTANGIBLES - Goodwill at December 31, 2013 totaled $196.4 million. Indefinite Lived Intangible Assets at December 31, 2013 totaled $7.5 million and are associated with the value of certain trade name intangibles. Goodwill and trade name intangibles are recorded as a result of business combinations. Management evaluates goodwill trade name intangibles, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  Impairment of trade name intangibles is tested at the subsidiary level by comparing the subsidiaries trade name carrying amount to its respective fair value. The fair value of each subsidiary’s trade name is estimated Using the Relief-from-Royalty-Method which estimates what a market participant would be willing to pay a royalty to a third party for the use of that asset. We tested both goodwill and trade name intangibles for impairment on October 1, 2013. Based on our test, we noted no impairment related to goodwill or trade name intangibles as of October 1, 2013 as the estimated fair value exceeded its carrying value.

LONG-LIVED ASSETS - We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of December 31, 2013.

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

UNINSURED RISKS – Prior to November 1, 2006 we maintained a self-insured workers’ compensation insurance program for which our third party administrator over this program continues to make payments on behalf of the Company for claims incurred from November 1, 2004 through October 31, 2006.  We are required to maintain a cash collateral account with this administrator as guarantee of our submission of full reimbursement of claims paid on our behalf.  We record this collateral deposit as restricted cash and include it as other assets in our consolidated balance sheet which amounted to approximately $529,000 as of both December 31, 2013 and 2012.

With respect to the above-mentioned claims incurred from November 1, 2004 through October 31, 2006, the estimated future cash obligation associated with the unpaid portion of those claims that remain open but have not yet been resolved is recorded to accrued expenses in our consolidated balance sheet. This current liability is determined by the administrator’s estimate of loss development of open claims and was approximately $403,000 and $554,000 at December 31, 2013 and 2012, respectively.

On November 1, 2008 we obtained a fully funded and insured workers’ compensation policy, thereby eliminating any uninsured risks for employee injuries occurring on or after that date.

We and our affiliated physicians carry an annual medical malpractice insurance policy that protects us for claims that are filed during the policy year and that fall within policy limits.  The policy has a deductible for which we have recorded liabilities and included it in our consolidated balance sheets at December 31, 2013 and December 31, 2012 of approximately $479,000 and $457,000, respectively.

In December 2008, in order to eliminate the exposure for claims not reported during the regular malpractice policy period, we purchased a medical malpractice tail policy, which provides coverage for any claims reported in the event that our medical malpractice policy expires.  As of December 31, 2013, this policy remains in effect.

On January 1, 2008 we entered into an arrangement with Blue Shield to administer and process claims under a new self-insured plan that provides health insurance coverage for our employees and dependents. We have recorded liabilities as of December 31, 2013 and December 31, 2012 of $2.8 million for the estimated future cash obligations associated with the unpaid portion of the medical and dental claims incurred by our participants. Additionally, we entered into an agreement with Blue Shield for a stop loss policy that provides coverage for any claims that exceed $200,000 up to a maximum of $1.0 million in order for us to limit our exposure for unusual or catastrophic claims.

LOSS CONTRACTS – We assess the profitability of our contracts to provide management services to our contracted physician groups and identify those contracts where current operating results or forecasts indicate probable future losses.  Anticipated future revenue is compared to anticipated costs.  If the anticipated future cost exceeds the revenue, a loss contract accrual is recorded.  In connection with the acquisition of Radiologix in November 2006, we acquired certain management service agreements for which forecasted costs exceeds forecasted revenue.  As such, an $8.9 million loss contract accrual was established in purchase accounting, and is included in other non-current liabilities. The recorded loss contract accrual is being accreted into operations over the remaining term of the acquired management service agreements.  As of December 31, 2013 and 2012, the remaining accrual balance is $6.4 million, and $6.8 million, respectively. In addition, we have certain operating lease commitments for facilities that are not in use. Accordingly, we have recorded a loss contract accrual related to the remaining payments under these lease commitments. As of December 31, 2013 and 2012, the remaining loss contract accrual for these leases is $2.4 million and $3.3 million, respectively.

EQUITY BASED COMPENSATION – We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of December 31, 2013, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

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

COMPREHENSIVE INCOME (LOSS) - ASC 220, Comprehensive Income, establishes rules for reporting and displaying comprehensive income and its components.  Unrealized gains or losses on the change in fair value of the Company’s cash flow hedging activities are included in comprehensive income (loss). Also included are foreign currency translation adjustments. The components of comprehensive income for the three years in the period ended December 31, 2013 are included in the consolidated statements of comprehensive income.

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

The table below summarizes the estimated fair value and carrying amount of our long-term debt as follows (in thousands):

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior Secured Term Loan	$–	$380,508	$–	$380,508	$385,325
Senior Notes	–	199,000	–	199,000	200,000

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total	Total Carrying Value
Senior Secured Term Loan	$–	$352,180	$–	$352,180	$349,125
Senior Notes	–	204,500	–	204,500	200,000

The carrying value of our line of credit at December 31, 2012 of $33.0 million approximated its fair value.

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

EARNINGS PER SHARE - Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury,  as follows (in thousands except share and per share data):

	Years Ended December 31,
	2013	2012	2011

Net income attributable to RadNet, Inc.'s common stockholders	$2,120	$59,834	$7,231

BASIC NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	39,140,480	37,751,170	37,367,736
Basic net income per share attributable to RadNet, Inc.'s common stockholders	$0.05	$1.58	$0.19
DILUTED NET INCOME PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	39,140,480	37,751,170	37,367,736
Add nonvested restricted stock subject only to service vesting	316,905	533,014	–
Add additional shares issuable upon exercise of stock options and warrants	357,150	960,502	1,417,939
Weighted average number of common shares used in calculating diluted net income per share	39,814,535	39,244,686	38,785,675
Diluted net income per share attributable to RadNet, Inc.'s common stockholders	$0.05	$1.52	$0.19

INVESTMENT IN JOINT VENTURES – We have nine unconsolidated joint ventures with ownership interests ranging from 31% to 50%.These joint ventures represent partnerships with hospitals, health systems or radiology practices and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Our investment in these joint ventures is accounted for under the equity method. We evaluate our investment in joint ventures, including cost in excess of book value (equity method goodwill) for impairment whenever indicators of impairment exist. No indicators of impairment exist as of December 31, 2013. Investment in joint ventures increased approximately $351,000 to $28.9 million at December 31, 2013 compared to $28.6 million at December 31, 2012. This increase is summarized as follows (in thousands):

Balance as of December 31, 2012	$28,598
Acquisition of a controlling interest in a joint venture (see Note 4)	(648)
Purchase of a 40% interest in a new joint venture (see Note 4)	1,000
Equity contributions in existing joint ventures	1,009
Equity earnings in these joint ventures	6,194
Distribution of earnings	(7,204)
Balance as of December 31, 2013	$28,949

We received management service fees from the centers underlying these joint ventures of approximately $9.3 million, $8.5 million and $6.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. We offset the portion of the fees earned from our service revenue associated with our ownership with an increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of December 31, 2013 and 2012, respectively, and for the years ended December 31, 2013, 2012 and 2011, respectively, (in thousands):

	December 31,
Balance Sheet Data:	2013	2012
Current assets	$16,203	$17,026
Noncurrent assets	49,324	49,163
Current liabilities	(6,158)	(7,419)
Noncurrent liabilities	(6,793)	(8,997)
Total net assets	$52,576	$49,773

Book value of RadNet joint venture interests	$23,705	$24,712
Cost in excess of book value of acquired joint venture interests	4,922	3,511
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	322	375
Total value of Radnet joint venture interests	$28,949	$28,598

Total book value of other joint venture partner interests	$28,871	$25,061

Income statement data for the years ended December 31,	2013	2012	2011

Net revenue	$93,134	$85,036	$76,076
Net income	$13,633	$14,031	$11,655

NOTE 3 – RECENT ACCOUNTING STANDARDS

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02 (“ASU 2013-02”), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires entities to disclose additional information about changes in other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the income statement line items affected. The provisions of this guidance are effective prospectively for annual and interim periods beginning after December 15, 2012. Adoption of this standard, which is related to disclosure only, did not have an impact on our consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02 (“ASU 2012-02”), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of this standard did not have a material impact on our results of operations, cash flows, or financial position.

NOTE 4 – FACILITY ACQUISITIONS

On November 1, 2013 we completed our acquisition of South Valley Radiology Imaging LLC, consisting of one multi-modality imaging center located in Encino, CA for cash consideration of $1.3 million and the settlement of approximately $1.0 million of equipment leases. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $1.0 million of fixed assets and $305,000 of goodwill were recorded with respect to this transaction.

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

On April 1, 2013, we sold one of our wholly-owned multi-modality imaging centers located in Northfield, New Jersey for $3.9 million in cash. The net book value associated with the imaging center was $1.8 million, which included $1.0 million of goodwill, on the date of sale and accordingly a gain of $2.1 million was recorded with respect to this transaction.

On February 28, 2013, we completed our acquisition of a multi-modality imaging center located in Brooklyn, New York by exercising a $1.00 purchase option to acquire an initial 50% interest (we acquired this option through our December 31, 2012 acquisition of Lenox Hill Radiology) and then by purchasing the remaining 50% interest from the existing partner for approximately $2.4 million in cash.

On January 30, 2013, we purchased for $430,000 an additional 20.9% interest in a joint venture multi-modality imaging center located in Manhattan, New York (Park West) of which we initially held a 31.5% interest from our December 31, 2012 acquisition of Lenox Hill Radiology. This additional 20.9% interest gave us a 52.4% controlling interest in the center and so accordingly, we now consolidate its financial statements. Included in our initial consolidating entry was $979,000 of noncontrolling interests representing the fair value on January 30, 2013 of the remaining 47.6% not owned by us.

On January 1, 2013, we completed our acquisition of a breast surgery practice located in Mission Viejo, California for $350,000. We have made a fair value determination of the acquired assets and assumed liabilities and approximately $135,000 of working capital, $30,000 of fixed assets and $185,000 of goodwill was recorded with respect to this transaction.

On December 31, 2012, we completed our acquisition of Lenox Hill Radiology, consisting of three multi-modality imaging centers as well as three additional x-Ray facilities all located in Manhattan, New York. We also acquired in this transaction a 31.5% interest in a joint venture multi-modality imaging center in Manhattan, New York and an option to purchase a 50% interest in a multi-modality imaging center located in Brooklyn, New York for $1.00. The purchase price consisted of approximately $28.5 million in cash. We have made a preliminary fair value determination of the acquired assets and assumed liabilities and approximately $4.5 million of working capital, $8.7 million of fixed assets, $648,000 of joint venture interests, $2.5 million in a $1.00 joint venture purchase option, $1.4 million of intangible assets $12.7 million of goodwill and the assumption of approximately $650,000 of other liabilities and $1.3 million of capital lease debt was recorded with respect to this transaction.

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

On November 9, 2012, we completed our acquisition of a multi-modality imaging center, Pueblo Radiology located in Ventura, California, for cash consideration of $750,000. This center is located in an area of Ventura where we operate an existing center and compete directly with Pueblo Radiology. We plan on closing our existing center and serving this location from this acquired center. We have made a fair value determination of the acquired assets and approximately $1.6 million of fixed assets and no goodwill was recorded with respect to this transaction. In accordance with accounting standards, any excess of fair value of acquired net assets over the acquisition consideration results in a gain on bargain purchase. Prior to recording a gain, the acquiring entity must reassess whether all acquired assets and assumed liabilities have been identified and recognized and perform re-measurements to verify that the consideration paid, assets acquired, and liabilities assumed have been properly valued. We undertook such a reassessment, and as a result, have recorded a gain on bargain purchase of approximately $810,000, which is included in Other Income within our consolidated statement of income for the year ended December 31, 2012.We believe that the gain on bargain purchase resulted from various factors that impacted the sale.  The seller, a group of Radiologists some of whom own the building where the imaging center is based, were planning to close the imaging center, which was facing competition pressure from our existing RadNet center, and were facing possible expenses to renovate the building to make it available for a non-imaging center tenant. They saw the sale of these assets to RadNet and RadNet’s assumption of an operating lease for the building as a way to avoid costly renovation expense, get out of a location where they were competing directly with a RadNet center and immediately establish a rental revenue stream. We believe that the seller was willing to accept a bargain purchase price from us in return for our ability to enter into a long-term lease agreement for the facility and establish an immediate rental revenue stream with no investment on their part.

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

On November 7, 2011, we completed our acquisition of all outstanding equity interests in Raven Holdings U.S., Inc. (“RH”) from CML Healthcare, Inc. The acquisition of RH includes two operating subsidiaries, American Radiology Services (“ARS”) and The Imaging Institute (“TII”).  ARS operates 15 free-standing outpatient imaging facilities in Maryland (including two facilities held in joint ventures with hospital partners) and one facility in Delaware.  In addition to the imaging centers, ARS provides on-site staffing and professional interpretation services to five Maryland hospitals and teleradiology services to nine additional hospitals and radiology group customers.  TII operates five imaging facilities in the Cranston, Warwick and Providence local markets in Rhode Island.  Aggregate consideration for the purchase was approximately $40.4 million, consisting of approximately $28.2 million in cash and $9.0 million in a seller note. With the services of an external valuation expert, we made a fair value determination of the acquired assets and assumed liabilities and approximately $2.4 million of working capital, $2.3 million of assets held for sale, $22.8 million of fixed assets, $1.9 million of investments in non-consolidated joint ventures, $2.2 million of intangible assets, $279,000 of other assets and $11.8 million of goodwill was recorded with respect to this transaction. We also assumed approximately $3.4 million of assumed equipment-related debt and $3.1 million of other liabilities relating to unfavorable lease contract reserves.

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

On January 3, 2011, we completed our acquisition of Imaging On Call, LLC, a provider of teleradiology services to radiology groups, hospitals and imaging centers located in Poughkeepsie, New York, for $5.5 million cash plus an earn-out of up to an additional $2.5 million. We have made a fair value determination of the assets acquired and liabilities assumed. Approximately $1.6 million of accounts receivable and other current assets, $785,000 of fixed assets, $850,000 of intangible assets related to the value of customer relationships and trade name, and $3.8 million of goodwill was recorded with respect to this transaction. We also assumed approximately $1.5 million of accrued liabilities of which approximately $790,000 related to our estimated fair value of the earn-out mentioned above. Upon termination of the earn-out period, we finalized our calculation of the required earn-out payment and received final approval and agreement from the seller in the amount of $452,000. The final calculation was based on actual revenue recorded during the first year of our operation of the business. Actual revenue was lower than our estimate due to certain contract cancellations which occurred subsequent to the acquisition date and could not have been forecasted for our acquisition date fair value determination. Accordingly, we recorded an adjustment of approximately $338,000 to our accrued liabilities and recognized this subsequent adjustment in earnings during the year ended December 31, 2011.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2013 totaled $196.4 million. Goodwill is recorded as a result of business combinations. Activity in goodwill for the years ended December 31, 2011, 2012 and 2013, is provided below (in thousands):

Balance as of January 1, 2011	143,353
Goodwill acquired through the acquisition of Imaging On Call, LLC	3,799
Goodwill acquired through the acquisition of the imaging practice of Stuart London, MD	600
Goodwill acquired through the acquisition of certain imaging centers from Diagnostic Health Corp.	2,009
Goodwill acquired through the acquisition of Hematology-Oncology	1,016
Adjustments to our preliminary allocation of the purchase price of Image Medical Corp.	2,443
Adjustments to our preliminary allocation of the purchase price of Progressive Health	1,369
Adjustments to our preliminary allocation of the purchase price of Presgar Imaging	155
Goodwill acquired through the acquisition of our controlling interest in Radar, LLC	845
Goodwill acquired through the acquisition of Raven Holdings U.S., Inc.	3,918
Balance as of December 31, 2011	159,507
Goodwill acquired through the acquisition of Camarillo Imaging	86
Goodwill acquired through the acquisition of West Coast Radiology	5,395
Goodwill acquired through the acquisition of Advanced Medical Imaging of Stuart	923
Goodwill acquired through the acquisition of Orthopedic Imaging	302
Adjustments to our preliminary allocation of the purchase price of Raven Holdings U.S., Inc.	7,895
Goodwill acquired through the acquisition of our controlling interest in Upper Chesapeake Imaging	1,849
Goodwill acquired through the acquisition of Vanowen Radiology	386
Goodwill acquired through the acquisition of our controlling interest in Clinical Radiology	1,838
Goodwill acquired through the acquisition of Lenox Hill Radiology	15,690
Balance as of December 31, 2012	193,871
Goodwill acquired through the acquisition of breast surgery practice in Mission Viejo, CA	185
Adjustments to our preliminary allocation of the purchase price of Lenox Hill Radiology	(3,219)
Goodwill acquired through the acquisition of Park West	2,047
Goodwill acquired through the acquisition of imaging center in Brooklyn, NY	4,206
Goodwill associated with the sale of a wholly owned imaging center in Northfield, NJ	(1,000)
Goodwill acquired through the acquisition of South Valley Med Imaging	305
Balance as of December 31, 2013	$196,395

The amount of goodwill from these acquisitions that is deductible for tax purposes is $116.0 million.

Other intangible assets are primarily related to the value of management service agreements obtained through our acquisition of Radiologix, Inc. in 2006 and are recorded at a cost of $57.5 million less accumulated amortization of $16.4 million at December 31, 2013. Also included in other intangible assets is the value of covenant not to compete contracts associated with our recent facility acquisitions totaling $4.8 million less accumulated amortization of $4.1 million, as well as the value of trade names associated with acquired imaging facilities totaling $9.0 million less accumulated amortization of $1.5 million. Also in connection with our purchase of eRAD and included in other intangible assets is the value of eRAD’s developed technology and its customer relationships. Amortization expense for the year ended December 31, 2013, 2012 and 2011 was $3.1 million, $3.5 million and $3.5 million, respectively. Intangible assets are amortized using the straight-line method. Management service agreements are amortized over 25 years using the straight line method. Developed technology and customer relationships are amortized over 5 years using the straight line method.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Weighted average amortization period remaining in years
Management Service Contracts	$2,315	$2,315	$2,315	$2,315	$2,315	$29,521	$41,097	17.8
Covenant not to compete contracts	304	190	123	60	16	–	693	2.9
Customer relationships	197	184	1	–	–	–	382	1.9
Developed technology and in-process R&D	189	149	24	–	–	–	362	2.0
Trade Names*	–	–	–	–	–	7,508	7,508	–
Total Annual Amortization	$3,005	$2,838	$2,463	$2,375	$2,331	$37,029	$50,042

* These trade name intangibles have an indefinite life

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2013	2012
Land	$250	$250
Medical equipment	304,592	293,169
Computer and office equipment, furniture and fixtures	88,946	80,270
Software development costs	5,108	3,376
Leasehold improvements	186,561	172,914
Equipment under capital lease	34,407	32,091
	619,864	582,070
Accumulated depreciation and amortization	(401,317)	(365,510)
	$218,547	$216,560

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2013, 2012 and 2011 was $55.8 million, $54.2 million, and $54.0 million, respectively.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2013	2012
Accounts payable	$36,962	$39,177
Accrued expenses	43,175	36,146
Accrued payroll and vacation	17,902	23,277
Accrued professional fees	8,277	7,757
Total	$106,316	$106,357

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

Interest. The Refinance Agreement bears interest through maturity at a rate determined by adding the applicable margin to either (a) the Base Rate, which is defined in the Refinance Agreement as the highest of (i) the prime rate quoted in the Wall Street Journal, (ii) the rate which is 0.5% in excess of the federal funds rate, (iii) (with respect to term loans only) 2.25% and (iv) 1.00% in excess of the one-month Adjusted Eurodollar Rate at such time, or (b) the Adjusted Eurodollar Rate, which is defined in the Refinance Agreement as the higher of (i) the London interbank offered rate, adjusted for statutory reserve requirements, for the respective interest period, as determined by the administrative agent and (ii) (with respect to term loans only) 1.25%. As used in the Refinance Agreement, applicable margin means (i) (a) with respect to term loans that are Eurodollar Rate Loans, 4.25% per annum and (b) with respect to term loans that are Base Rate Loans, 3.25% per annum; and (ii) (a) with respect to revolving loans that are Eurodollar Rate Loans, 4.25% per annum and (b) with respects to revolving loans and swing line loans that are Base Rate Loans, 3.25% per annum.

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

However, these limitations are subject to a number of important qualifications and exceptions, as described in the Indenture. As of December 31, 2013, we were in compliance with all covenants.

Notes payable, line of credit and capital lease obligations consist of the following (in thousands):

	December 31,
	2013	2012
Revolving lines of credit	$–	$33,000

Senior secured term loan	385,325	349,125

Senior unsecured notes	200,000	200,000

Discounts on term loan and notes	(12,109)	(9,510)

Promissory notes payable to the former shareholders of businesses acquired at interest rates ranging from 4.0% to 6.0%, due through 2014	492	1,057

Equipment notes payable at interest rates ranging from 7.1% to 11.7%, due through 2016, collateralized by medical equipment	2,064	1,040

Obligations under capital leases at interest rates ranging from 10.0% to 11.7%, due through 2017, collateralized by medical and office equipment	5,854	7,695
	581,626	582,407
Less: current portion	(6,178)	(8,645)
	$575,448	$573,762

The following is a listing of annual principal maturities of notes payable exclusive of all related discounts, capital leases and repayments on our revolving credit facilities for years ending December 31 (in thousands):

2014	$5,361
2015	4,576
2016	4,319
2017	3,900
2018	569,725
$587,881

We lease equipment under capital lease arrangements.  Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2014	$3,365
2015	1,564
2016	1,224
2017	187
Total minimum payments	6,340
Amount representing interest	(486)
Present value of net minimum lease payments	5,854
Less current portion	(3,075)
Long-term portion	$2,779

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases  – We lease various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2046. Certain leases contain renewal options from two to ten years and escalation based either on the consumer price index or fixed rent escalators. Leases with fixed rent escalators are recorded on a straight-line basis. We record deferred rent for tenant leasehold improvement allowances received from certain lessors and amortize the deferred rent expense over the term of the lease agreement.  Minimum annual payments under operating leases for future years ending December 31 are as follows (in thousands):

	Facilities	Equipment	Total
2014	$45,608	$6,892	$52,500
2015	39,538	6,448	45,986
2016	33,754	6,332	40,086
2017	28,231	4,990	33,221
2018	21,201	1,740	22,941
Thereafter	66,331	–	66,331
	$234,663	$26,401	$261,064

Total rent expense, including equipment rentals, for the years ended December 31, 2013, 2012 and 2011 was $65.0 million, $60.6 million and $53.3 million, respectively.

Maintenance Contract  – We have fee based agreements with GE Medical Systems and Hologic under which they are contracted for the maintenance and repair of a majority of our equipment. Under these agreements, we are committed to minimum payments of approximately $23.5 million per year through 2016.

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

____________

* Amortization of OCI associated with the cash flow hedges built up through April 6, 2010 (see discussion above).

NOTE 11 – INCOME TAXES

For the years ended December 31, 2013, 2012 and 2011, we recognized income tax expense (benefit) comprised of the following:

	Years Ended December 31,
	2013	2012	2011

State current tax	$643	$1,160	$820
Other current tax	(39)	32	–
Federal deferred tax	3,794	(46,901)	–
State deferred tax	(888)	(9,518)	–
Income tax expense (benefit)	$3,510	$(55,227)	$820

A reconciliation of the statutory U.S. federal rate and effective rates is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011

Federal tax	34.00%	34.00%	34.00%
State franchise tax, net of federal benefit	9.78%	17.49%	6.74%
Non deductible expenses	2.05%	1.59%	4.97%
Equity compensation	35.39%	10.69%	9.43%
Changes in valuation allowance	-17.88%	-1325.53%	-45.09%
Other	-3.70%	0.00%	0.00%
Income tax expense (benefit)	59.64%	-1261.76%	10.05%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial and income tax reporting purposes and operating loss carryforwards.

Our deferred tax assets and liabilities comprise the following (in thousands):

	December 31,
Deferred tax assets:	2013	2012
Net operating losses	$82,630	$81,348
Accrued expenses	11,663	9,679
Unfavorable contract liability	3,365	3,901
Equity compensation	645	2,406
Allowance for doubtful accounts	–	1,831
Other	1,400	1,194
Valuation allowance	(6,593)	(7,645)
Total deferred tax assets	$93,110	$92,714

Deferred tax liabilities:
Property & equipment	(7,948)	(9,680)
Goodwill	(15,101)	(14,221)
Intangibles	(12,162)	(10,411)
Allowance for doubtful accounts	(3,061)	–
Other	(1,603)	(2,260)
Total deferred tax liabilities	$(39,875)	$(36,572)

Net deferred tax asset	$53,235	$56,142

As of December 31, 2013, we had federal net operating loss carryforwards of approximately $218.9 million, which expire at various intervals from the years 2017 to 2033. We also had state net operating loss carryforwards of approximately $155.3 million, which expire at various intervals from the years 2014 through 2033. As of December 31, 2013, $23.5 million of our federal net operating loss carryforwards acquired in connection with the 2011 acquisition of Raven Holdings U.S., Inc. were subject to limitations related to their utilization under Section 382 of the Internal Revenue Code. Future ownership changes as determined under Section 382 of the Internal Revenue Code could further limit the utilization of net operating loss carryforwards. Cumulative excess tax benefits of $4.9 million, related to the exercise of nonqualified stock options, will be recorded in equity when realized.

We consider all evidence available when determining whether deferred tax assets are more likely-than-not to be realized, including projected future taxable income, scheduled reversals of deferred tax liabilities, prudent tax planning strategies, and recent financial operations. The evaluation of this evidence requires significant judgment about the forecasts of future taxable income, based on the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. As of December 31, 2013, we have determined that deferred tax assets of $93.1 million are more likely-than-not to be realized. We have also determined that deferred tax liabilities of $15.1 million are required related to book basis in goodwill that has an indefinite life.

Prior to 2012, we had recorded a valuation allowance on the majority of our deferred tax assets to reduce the deferred tax assets to the amount that was believed more likely-than-not to be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including past results, the existence of cumulative losses in prior years, forecasted future taxable income, and prudent tax planning strategies. During 2012, the majority of our valuation allowance, primarily related to net operating losses (NOLs), was reversed based on historical earnings and forecasts of future taxable income, resulting in the recognition of a $56.2 million tax benefit. The remaining valuation allowance primarily relates to state NOL’s.

For the next five years, and thereafter, federal net operating loss carryforwards expire as follows (in thousands):

Year Ended	Total Net Operating Loss Carryforwards	Amount Subject to 382 limitation
2014	$–	$–
2015	–	–
2016	–	–
2017	15,184	–
2018	12,284	–
Thereafter	191,471	23,475
	$218,939	$23,475

We file consolidated income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We continue to reinvest earnings of the non-US entities for the foreseeable future and therefore have not recognized any U.S. tax expense on these earnings. With limited exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. We do not anticipate the results of any open examinations would result in a material change to its financial position.

A reconciliation of the total gross amounts of unrecognized tax benefits (excluding interest, penalties and the federal tax benefit of state taxes related to unrecognized tax benefits) for the years ended December 31, 2011, 2012, and 2013 is as follows (in thousands):

Unrecognized tax benefit at January 1, 2011	2,923
Additional based on current year tax positions	833
Unrecognized tax benefit at December 31, 2011	3,756
Additional based on current year tax positions	428
Unrecognized tax benefit at December 31, 2012	$4,184
Reduction based on prior year tax positions	(214)
Unrecognized tax benefit at December 31, 2013	$3,970

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized no penalties and interest during the years ended December 31, 2013, 2012 and 2011. During the year ended December 31, 2010, we accrued interest and penalties of $90,000. At December 31, 2013, we determined that the statute of limitations had run out and that this was no longer our obligation and accordingly reduced it to zero. Unrecognized tax benefits of $304,000 are included in accounts payable, accrued liabilities and other and $3,666,000 as a reduction to non-current deferred tax assets at December 31, 2013.

NOTE 12 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options and Warrants

We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of December 31, 2013, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of December 31, 2013, 4,309,583, or approximately 91.7%, of the 4,701,250 outstanding stock options and warrants granted under our option plans are fully vested.  During the year ended December 31, 2013, we granted options and warrants to acquire 80,000 shares of common stock.

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

As of December 31, 2013, 200,000, or 100%, of all the outstanding warrants outside the 2006 Plan are fully vested.   During the year ended December 31, 2013, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions in 2013:

Outstanding Options and Warrants		Weighted Average Exercise Price Per	Weighted Average Remaining Contractual Life	Aggregate Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Common Share	(in years)	Value

Balance, December 31, 2012	6,231,250	$3.58
Granted	80,000	2.04
Exercised	–	–
Canceled or expired	(1,610,000)	4.77
Balance, December 31, 2013	4,701,250	3.15	1.40	$25,025
Exercisable at December 31, 2013	4,309,583	3.18	1.27	25,025

Non-Plan Outstanding Warrants	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2012	1,502,898	$1.50
Granted	–	–
Exercised	(1,172,898)	1.12
Canceled or expired	(130,000)	3.25
Balance, December 31, 2013	200,000	2.62	1.92	$–
Exercisable at December 31, 2013	200,000	2.62	1.92	–

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on December 31, 2013. Total intrinsic value of options and warrants exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $2.3 million, $265,000 and $606,000, respectively. As of December 31, 2013, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $233,000, which is expected to be recognized over a weighted average period of approximately 1.2 years.

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

	Risk-free	Expected	Expected	Expected
	Interest Rate	Life	Volatility	Dividends

December 31, 2013	0.82%	3.5 years	57.09%	–
December 31, 2011	1.62%	3.4 years	91.94%	–

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

The weighted-average grant date fair value of stock options and warrants granted during the years ended December 31, 2013 and 2011 was $0.85 and $1.92, respectively. No options or warrants were granted during the year ended December 31, 2012.

Restricted Stock Awards

The 2006 Plan permits the award of restricted stock. On January 2, 2013, we granted awards for 450,000 shares of our common stock to certain employees. Of the awards granted, 170,000 were vested on the award date, 140,000 cliff vest after one year provided that the employees remain continuously employed through the vesting date and 140,000 cliff vest after two years provided that the employees remain continuously employed through the vesting date. We valued the awards based on the closing market price of our stock on January 2, 2013 which was $2.51 per share. On April 1, 2013, we granted an award for 200,000 shares of our common stock to an affiliated physician who provides services to the Company. Of this award granted, 40,000 shares vested on the award date, with the remaining 160,000 shares vesting at the completion of each year’s service by 40,000 shares per year over the next four years. We valued this award based on the closing market price of our stock on April 1, 2013 which was $2.82 per share.

At December 31, 2013, the total unrecognized fair value of all restricted stock awards was approximately $931,000, which will be recognized over the remaining vesting period of 3.25 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at December 31, 2013, we had 6,383,750 options, warrants and shares of restricted stock outstanding, 20,000 options exercised and 4,596,250 available for grant.

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

NOTE 14 — SUPPLEMENTAL GUARANTOR INFORMATION

In accordance with SEC Regulation S-X, Rule 3-10, Paragraph (d), the following tables present consolidating financial information for: (a) RadNet, Inc. (the “Parent”) on a stand-alone basis as a guarantor of the registered senior notes due 2018 ; (b) Radnet Management, Inc., the subsidiary borrower and issuer (the “Subsidiary Issuer”) of the registered senior notes due 2018; (c) on a combined basis, the guarantor subsidiaries (the “Guarantor Subsidiaries”) of the registered senior notes due 2018, which include all other 100% owned subsidiaries of the Subsidiary Issuer; (d) on a combined basis, the non-guarantor subsidiaries, which include joint venture partnerships of which the Subsidiary Issuer holds investments of 50% or greater, as well as BRMG, which we consolidate as a VIE. Separate financial statements of the Subsidiary Issuer or the Guarantor Subsidiaries are not presented because the guarantee by the Parent and each Guarantor Subsidiary is full and unconditional, joint and several.

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2013

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$–	$8,412	$–	$–	$8,412
Accounts receivable, net	–	–	56,696	76,903	–	133,599
Current portion of deferred taxes	–	–	13,321	–	–	13,321
Prepaid expenses, current portion of deferred financing costs and other current assets	–	13,982	6,336	694	–	21,012
Total current assets	–	13,982	84,765	77,597	–	176,344
PROPERTY AND EQUIPMENT, NET	–	54,271	157,981	6,295	–	218,547
OTHER ASSETS
Goodwill	–	49,444	142,211	4,740	–	196,395
Other intangible assets	–	130	49,831	81	–	50,042
Deferred financing costs, net of current portion	–	8,735	–	–	–	8,735
Investment in subsidiaries	(80)	368,682	26,037	–	(394,639)	–
Investment in joint ventures	–	1,053	27,896	–	–	28,949
Deferred tax assets, net of current portion	–	–	39,914	–	–	39,914
Deposits and other	–	1,486	2,085	79	–	3,650
Total assets	$(80)	$497,783	$530,720	$88,792	$(394,639)	$722,576
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Intercompany	$–	$(132,501)	$87,529	$44,972	$–	$–
Accounts payable, accrued expenses and other	–	44,241	48,906	13,169	–	106,316
Due to affiliates	–	–	2,655	–	–	2,655
Deferred revenue	–	–	1,344	–	–	1,344
Current portion of notes payable	–	1,700	1,325	78	–	3,103
Current portion of deferred rent	–	1,097	759	40	–	1,896
Current portion of obligations under capital leases	–	435	1,876	764	–	3,075
Total current liabilities	–	(85,028)	144,394	59,023	–	118,389
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	11,129	7,480	380	–	18,989
Line of Credit	–	–	–	–	–	–
Notes payable, net of current portion	–	571,516	91	1,062	–	572,669
Obligations under capital leases,
net of current portion	–	246	2,533	–	–	2,779
Other non-current liabilities	–	–	7,540	–	–	7,540
Total liabilities	–	497,863	162,038	60,465	–	720,366

STOCKHOLDERS' (DEFICIT) EQUITY
Total RadNet, Inc.'s stockholders' (deficit) equity	(80)	(80)	368,682	26,037	(394,639)	(80)
Noncontrolling interests	–	–	–	2,290	–	2,290
Total stockholders' (deficit) equity	(80)	(80)	368,682	28,327	(394,639)	2,210
Total liabilities and stockholders' (deficit) equity	$(80)	$497,783	$530,720	$88,792	$(394,639)	$722,576

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2012

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$362	$–	$–	$–	$362
Accounts receivable, net	–	–	76,838	52,356	–	129,194
Current portion of deferred tax assets	–	–	7,607	–	–	7,607
Prepaid expenses and other current assets	–	9,735	8,308	694	–	18,737
Total current assets	–	10,097	92,753	53,050	–	155,900
PROPERTY AND EQUIPMENT, NET	–	48,025	168,401	134	–	216,560
OTHER ASSETS
Goodwill	–	48,954	144,072	845	–	193,871
Other intangible assets	–	170	51,394	110	–	51,674
Deferred financing costs, net of current portion	–	11,977	–	–	–	11,977
Investment in subsidiaries	(7,318)	338,113	9,217	–	(340,012)	–
Investment in joint ventures	–	–	28,598	–	–	28,598
Deferred tax assets, net of current portion	–	–	48,535	–	–	48,535
Deposits and other	–	1,821	1,928	–	–	3,749
Total assets	$(7,318)	$459,157	$544,898	$54,139	$(340,012)	$710,864
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Intercompany	$–	$(176,217)	$138,223	$37,994	$–	$–
Accounts payable, accrued expenses and other	–	57,939	42,124	6,294	–	106,357
Due to affiliates	–	–	1,602	–	–	1,602
Deferred revenue	–	–	1,273	–	–	1,273
Current portion of notes payable	–	3,500	1,203	–	–	4,703
Current portion of deferred rent	–	574	590	–	–	1,164
Current portion of obligations under capital leases	–	1,186	2,756	–	–	3,942
Total current liabilities	–	(113,018)	187,771	44,288	–	119,041
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	9,579	6,271	–	–	15,850
Line of credit	–	33,000	–	–	–	33,000
Notes payable, net of current portion	–	536,248	761	–	–	537,009
Obligations under capital leases, net of current portion	–	666	3,087	–	–	3,753
Other non-current liabilities	–	–	8,895	–	–	8,895
Total liabilities	–	466,475	206,785	44,288	–	717,548

STOCKHOLDERS' EQUITY (DEFICIT)
Total RadNet, Inc.'s stockholders' (deficit) equity	(7,318)	(7,318)	338,113	9,217	(340,012)	(7,318)
Noncontrolling interests	–	–	–	634	–	634
Total stockholders' (deficit) equity	(7,318)	(7,318)	338,113	9,851	(340,012)	(6,684)
Total liabilities and stockholders' (deficit) equity	$(7,318)	$459,157	$544,898	$54,139	$(340,012)	$710,864

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended December 31, 2013

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$114,697	$455,508	$95,102	$–	$665,307
Provision for bad debts	–	(5,557)	(16,873)	(5,481)	–	(27,911)
Net service fee revenue	–	109,140	438,635	89,621	–	637,396
Revenue under capitation arrangements		37,334	16,854	11,402		65,590
Total net revenue	–	146,474	455,489	101,023	–	702,986

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	–	136,156	367,108	95,391	–	598,655
Depreciation and amortization	–	12,831	44,543	1,516	–	58,890
(Gain) loss on sale and disposal of equipment	–	(315)	1,410	(63)	–	1,032
Severance costs	–	113	691	2	–	806
Total operating expenses	–	148,785	413,752	96,846	–	659,383

(LOSS) INCOME FROM OPERATIONS	–	(2,311)	41,737	4,177	–	43,603

OTHER INCOME AND EXPENSES
Interest expense	–	10,853	34,730	208	–	45,791
Equity in earnings of joint ventures	–	–	(6,194)	–	–	(6,194)
Gain on sale of imaging centers	–	–	(2,108)	–	–	(2,108)
Other expenses	–	135	93	–	–	228
Total other expenses	–	10,988	26,521	208	–	37,717

(LOSS) INCOME BEFORE INCOME TAXES	–	(13,299)	15,216	3,969	–	5,886
Provision for income taxes	–	(19)	(3,485)	(6)	–	(3,510)
Equity in earnings of consolidated subsidiaries	2,120	15,438	3,707	–	(21,265)	–
NET INCOME	2,120	2,120	15,438	3,963	(21,265)	2,376
Net income attributable to noncontrolling interests	–	–	–	256	–	256
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$2,120	$2,120	$15,438	$3,707	$(21,265)	$2,120

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended December 31, 2012

(in thousands)

(Restated)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$115,583	$453,534	$48,865	$–	$617,982
Provision for bad debts	–	(5,452)	(17,888)	(2,564)	–	(25,904)
Net service fee revenue	–	110,131	435,646	46,301	–	592,078
Revenue under capitation arrangements		31,393	14,319	9,363		55,075
Total net revenue	–	141,524	449,965	55,664	–	647,153

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	–	129,188	358,273	55,532	–	542,993
Depreciation and amortization	–	12,690	44,870	180	–	57,740
Loss (gain) on sale and disposal of equipment	–	600	(144)	–	–	456
Severance costs	–	69	641	26	–	736
Total operating expenses	–	142,547	403,640	55,738	–	601,925

(LOSS) INCOME FROM OPERATIONS	–	(1,023)	46,325	(74)	–	45,228

OTHER INCOME AND EXPENSES
Interest expense	–	31,392	22,391	–	–	53,783
Equity in earnings of joint ventures	–	–	(6,476)	–	–	(6,476)
Gain on de-consolidation of joint venture	–	–	(2,777)	–	–	(2,777)
Other (income) expenses	–	(3,873)	194	–	–	(3,679)
Total other expenses	–	27,519	13,332	–	–	40,851

(LOSS) INCOME BEFORE INCOME TAXES	–	(28,542)	32,993	(74)	–	4,377
(Provision for) benefit from income taxes	–	(21)	55,253	(5)	–	55,227
Equity in earnings of consolidated subsidiaries	59,834	88,397	151	–	(148,382)	–
NET INCOME (LOSS)	59,834	59,834	88,397	(79)	(148,382)	59,604
Net loss attributable to noncontrolling interests	–	–	–	(230)	–	(230)
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$59,834	$59,834	$88,397	$151	$(148,382)	$59,834

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended December 31, 2011

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$96,002	$409,528	$49,449	$–	$554,979
Provision for bad debts	–	(4,485)	(15,443)	(2,411)	–	(22,339)
Net service fee revenue	–	91,517	394,085	47,038	–	532,640
Revenue under capitation arrangements		29,914	13,645	8,922		52,481
Total net revenue	–	121,431	407,730	55,960	–	585,121

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	–	108,530	314,958	54,340	–	477,828
Depreciation and amortization	–	13,986	43,268	227	–	57,481
(Gain) loss on sale and disposal of equipment	–	(2,512)	272	–	–	(2,240)
Severance costs	–	267	1,124	–	–	1,391
Total operating expenses	–	120,271	359,622	54,567	–	534,460

INCOME FROM OPERATIONS	–	1,160	48,108	1,393	–	50,661

OTHER INCOME AND EXPENSES
Interest expense	–	30,458	22,337	3	–	52,798
Equity in earnings of joint ventures	–	–	(5,224)	–	–	(5,224)
Other (income) expenses	–	(5,165)	90	–	–	(5,075)
Total other expenses	–	25,293	17,203	3	–	42,499

(LOSS) INCOME BEFORE INCOME TAXES AND	–	(24,133)	30,905	1,390	–	8,162
(Provision for) benefit from income taxes	–	(46)	(770)	(4)	–	(820)
Equity in earnings of consolidated subsidiaries	7,231	31,410	1,275	–	(39,916)	–
NET INCOME	7,231	7,231	31,410	1,386	(39,916)	7,342
Net income attributable to noncontrolling interests	–	–	–	111	–	111
NET INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$7,231	$7,231	$31,410	$1,275	$(39,916)	$7,231

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Year Ended December 31, 2013

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,120	$2,120	$15,438	$3,963	$(21,265)	$2,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	–	12,831	44,543	1,516	–	58,890
Provision for bad debt	–	5,557	16,873	5,481	–	27,911
Equity in earnings of consolidated subsidiaries	(2,120)	(15,438)	(3,707)	–	21,265	–
Distributions from consolidated subsidiaries	–	–	340	–	(340)	–
Equity in earnings of joint ventures	–	–	(6,194)	–	–	(6,194)
Distributions from joint ventures	–	–	7,204	–	–	7,204
Deferred rent amortization	–	2,074	1,592	205	–	3,871
Amortization of deferred financing cost	–	1,676	610	–	–	2,286
Amortization of bond and term loan discounts	–	1,651	628	–	–	2,279
(Gain) loss on sale and disposal of equipment	–	(315)	1,347	–	–	1,032
Gain on sale of imaging centers	–	–	(2,108)	–	–	(2,108)
Amortization of cash flow hedge	–	–	–	–	–	–
Stock-based compensation	–	643	1,931	–	–	2,574
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(4,269)	(27,262)	–	(31,531)
Other current assets	–	(2,957)	516	198	–	(2,243)
Other assets	–	335	(55)	(20)	–	260
Deferred taxes	–	–	2,907	–	–	2,907
Deferred revenue	–	–	71	–	–	71
Accounts payable, accrued expenses and other	–	13,074	(35,835)	19,598	–	(3,163)
Net cash provided by (used in) operating activities	–	21,251	41,832	3,679	(340)	66,422
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(655)	(6,568)	–	–	(7,223)
Purchase of property and equipment	–	(17,619)	(29,768)	(1,236)	–	(48,623)
Proceeds from sale of equipment	–	249	386	–	–	635
Proceeds from sale of imaging facilities	–	–	3,920	–	–	3,920
Proceeds from sale of joint venture interests	–	–	2,640	–	–	2,640
Purchase of equity interest in joint ventures	–	–	(2,009)	–	–	(2,009)
Net cash used in investing activities	–	(18,025)	(31,399)	(1,236)	–	(50,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(4,608)	(3,071)	(2,085)	–	(9,764)
Proceeds from borrowings upon refinancing	–	35,122	–	–	–	35,122
Deferred financing costs	–	(432)	–	–	–	(432)
Proceeds from, net of payments, on line of credit	–	(33,000)	–	–	–	(33,000)
Distributions paid to noncontrolling interests	–	–	–	(358)	340	(18)
Proceeds from issuance of common stock upon exercise of options/warrants	–	469	–	–	–	469
Net cash (used in) provided by financing activities	–	(2,449)	(3,071)	(2,443)	340	(7,623)
EFFECT OF EXCHANGE RATE CHANGES ON CASH			(89)	–		(89)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	777	7,273	–	–	8,050
CASH AND CASH EQUIVALENTS, beginning of period	–	362	–	–	–	362
CASH AND CASH EQUIVALENTS, end of period	$–	$1,139	$7,273	$–	$–	$8,412

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

RADNET, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Year Ended December 31, 2011

(in thousands)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,231	$7,231	$31,410	$1,386	$(39,916)	$7,342
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	–	13,986	43,268	227	–	57,481
Provision for bad debt	–	4,485	15,443	2,411	–	22,339
Equity in earnings of consolidated subsidiaries	(7,231)	(31,410)	(1,275)	–	39,916	–
Distributions from consolidated subsidiaries	–	–	1,597	–	(1,597)	–
Equity in earnings of joint ventures	–	–	(5,224)	–	–	(5,224)
Distributions from joint ventures	–	–	4,993	–	–	4,993
Deferred rent amortization	–	1,811	471	–	–	2,282
Amortization of deferred financing cost	–	2,940	–	–	–	2,940
Amortization of discount on notes	–	244	–	–	–	244
(Gain) loss on sale and disposal of equipment	–	(2,512)	272	–	–	(2,240)
Amortization of cash flow hedge	–	1,225	–	–	–	1,225
Stock-based compensation	–	778	2,332	–	–	3,110
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(27,886)	(17,128)	–	(45,014)
Other current assets	–	(3,366)	(183)	(386)	–	(3,935)
Other assets	–	41	2	–	–	43
Deferred revenue	–	–	(492)	–	–	(492)
Accounts payable, accrued expenses and other	–	(27,252)	23,275	16,519	–	12,542
Net cash (used in) provided by operating activities	–	(31,799)	88,003	3,029	(1,597)	57,636
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(1,999)	(40,991)	–	–	(42,990)
Proceeds from insurance claims on damaged equipment	–	2,422	318		–	2,740
Purchase of property and equipment	–	(11,125)	(30,984)	(611)	–	(42,720)
Proceeds from sale of equipment	–	–	325	–	–	325
Purchase of equity interest in joint ventures	–	–	(5,094)	–	–	(5,094)
Net cash used in investing activities	–	(10,702)	(76,426)	(611)	–	(87,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(7,181)	(11,575)	–	–	(18,756)
Deferred financing costs	–	(944)	–	–	–	(944)
Proceeds from, net of payments, on line of credit	–	58,000	–	–	–	58,000
Payments to counterparties of interest rate swaps, net of payments received	–	(6,455)	–	–	–	(6,455)
Distributions paid to noncontrolling interests	–	–	–	(1,751)	1,597	(154)
Proceeds from issuance of common stock	–	242	–	–	–	242
Net cash provided by (used in) financing activities	–	43,662	(11,575)	(1,751)	1,597	31,933
EFFECT OF EXCHANGE RATE CHANGES ON CASH			(2)	–		(2)
NET INCREASE IN CASH AND CASH EQUIVALENTS	–	1,161	–	667	–	1,828
CASH AND CASH EQUIVALENTS, beginning of period	–	205	–	422	–	627
CASH AND CASH EQUIVALENTS, end of period	$–	$1,366	$–	$1,089	$–	$2,455

NOTE 15 – QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the years ended December 31, 2013 and 2012.  This quarterly data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period (in thousands except for earnings per share).

	2013 Quarter Ended				2012 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31

Statement of Operations Data:
Net service fee revenue	$172,940	$176,520	$175,188	$178,338	$162,016	$165,351	$160,453	$159,333

Total operating expenses	164,615	163,535	166,599	164,634	150,765	151,886	146,613	152,661

Total other expenses	12,145	9,385	11,056	11,325	12,420	12,131	9,738	13,038

Equity in earnings of joint ventures	(1,206)	(1,658)	(1,617)	(1,713)	(1,262)	(1,986)	(909)	(2,319)

Benefit from (provision for) income taxes	1,248	(2,497)	483	(2,744)	(245)	(421)	(30)	55,923

Net (loss) income	(1,366)	2,761	(367)	1,348	(152)	2,899	4,981	51,876

Net (loss) income attributable to noncontrolling interests	(24)	75	100	105	(41)	(47)	(72)	(70)

Net (loss) income attributable to Radnet, Inc. common stockholders	$(1,342)	$2,686	$(467)	$1,243	$(111)	$2,946	$5,053	$51,946

Basic net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.03)	$0.07	$(0.01)	$0.03	$(0.00)	$0.08	$0.13	$1.35

Diluted net (loss) income attributable to Radnet, Inc. common stockholders (loss) earnings per share:	$(0.03)	$0.07	$(0.01)	$0.03	$(0.00)	$0.07	$0.13	$1.31

Weighted average shares outstanding
Basic	39,314	39,217	39,236	39,244	37,670	37,761	38,340	38,349
Diluted	39,314	39,830	39,236	39,598	37,670	39,431	39,861	39,796

NOTE 16 – RELATED PARTY TRANSACTIONS

We use World Wide Express, a package delivery company owned 40% by Norman Hames, our western operations chief operating officer, to provide delivery services for us.  For the years ended December 31, 2013, 2012 and 2011, we paid approximately $955,000, $948,000 and $997,000, respectively, to World Wide Express for those services.  At December 31, 2013 and 2012, we had outstanding amounts due to World Wide Express of $74,300 and $75,000, respectively.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In November 2013 the Company identified a deficiency in controls relating to the accounting for income taxes and concluded at that time that such a deficiency represented a material weakness in internal control over financial reporting. As a result of this discovery, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2012. Subsequent to November 2013 effort was put forth towards strengthening controls over the accounting for income taxes including placing a senior accounting professional in a leadership position within the accounting department to ensure the quality of information delivered to, and improve the review of completed work received from, the Company’s outside tax consultant, and although some improvements were achieved, the Chief Executive Officer and Chief Financial Officer of RadNet, Inc. concluded that the Company’s disclosure controls and procedures remain ineffective as of December 31, 2013.

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

In November 2013, during the preparation of the Company’s third quarter financial statements for the three and nine months ending September 30, 2013, the Company identified a deficiency in controls relating to the accounting for income taxes and concluded at that time that such a deficiency represented a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework). Based on this assessment, management has concluded that as of December 31, 2013, internal control over financial reporting remains ineffective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Planned Remediation Efforts to Address Material Weakness

In order to remediate the material weakness discussed above and further strengthen the overall controls surrounding the Company’s accounting for income taxes, the Company continues to make progress in the following steps to improve the overall processes and controls in its tax function:

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of RadNet, Inc.

We have audited RadNet Inc. and subsidiaries' (“Company’s” or“RadNet’s”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). RadNet’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on RadNet’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s accounting for income taxes. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets of RadNet Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and this report does not affect our report dated March 17, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, RadNet Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California

March 17, 2014

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Election of Directors,” “Executive Officers,” “Board of Directors and Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

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

RADNET, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additional Charges Against Income	Deductions from Reserve	Balance at End of Year

Year Ended December 31, 2013
Accounts Receivable-Allowance for Bad Debts	$16,687	$27,911	$(31,863)	$12,735

Year Ended December 31, 2012
Accounts Receivable-Allowance for Bad Debts	$15,688	$25,904	$(24,905)	$16,687

Year Ended December 31, 2011
Accounts Receivable-Allowance for Bad Debts	$18,993	$22,339	$(25,644)	$15,688

(a)(3) Exhibits – The following exhibits are filed herewith or incorporated by reference herein:

Exhibit No.	Description of Exhibit

2.1	Membership Interests Purchase Agreement dated September 7, 2010 by and among New Jersey Imaging Partners, Inc., RadNet, Inc., Progressive Health, LLC and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on January 7, 2011).†

2.2	Purchase Agreement dated September 7, 2010 by and between New Jersey Imaging Partners, Inc. and Progressive Medical Imaging of Rutherford, LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)). †

2.3	Merger Agreement dated September 13, 2010 by and among RadNet Managed Imaging Services, Inc. INC Merger Sub, Inc. and Image Medical Corporation (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).†

2.4	Stock Purchase Agreement dated November 7, 2011 by and between Radnet Management, Inc. and CML Healthcare Inc., and joined by RadNet, Inc. (incorporated by reference to exhibit filed with Form 8-K/A on January 18, 2012).†

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

4.1	Indenture, dated as of April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.2	Form of Exchange 10 3/8% Senior Note (included in Exhibit 4.1).

4.3	Form of Original 10 3/8% Senior Note (included in Exhibit 4.1).

4.4	Registration Rights Agreement, dated April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and Deutsche Bank Securities Inc. and Barclays Capital Inc., as representatives of the initial purchasers (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.5	Supplemental Indenture, dated as of July 6, 2010, by and between Advanced Radiology, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.6	Supplemental Indenture, dated as of August 19, 2010 by and between Health Diagnostics of New Jersey, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.7	Supplemental Indenture, dated as of January 10, 2011, by and between Image Medical Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.8	Supplemental Indenture, dated as of January 10, 2011, by and between eRAD, Inc. and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.9	Supplemental Indenture, dated as of January 10, 2011, by and between East Bergen Imaging, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.10	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Bloomfield, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.11	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Hackensack, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.12	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Union City, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.13	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Englewood, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.14	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Kearney, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.15	Supplemental Indenture, dated as of January 10, 2011, by and between Imaging On Call, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.16	Supplemental Indenture, dated as of January 10, 2011, by and between Advanced NA, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.17	Standstill Agreement, dated as of August 30, 2011, by and between RadNet, Inc. and RMCP LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Schedule 13D for Red Mountain Capital Partners LLC).

4.18	Supplemental Indenture, dated as of November 21, 2011, among Raven Holdings U.S., Inc., Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.19	Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services of Delaware, Inc., Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.20	Supplemental Indenture, dated as of November 21, 2011, among CML HealthCare Rhode Island LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.21	Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.22	Supplemental Indenture, dated as of November 21, 2011, among Radiology Alliance Delivery System, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2	Pledge and Security Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.4	2000 Incentive Stock Option Plan (as amended) (incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003).*

10.5	2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.6	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.7	Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.8	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.9	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.10	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.11	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*

10.12	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.13	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.14	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.15	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.16	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.18	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.19	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

14.1	Code of Financial Ethics (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page attached hereto).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

RADNET, INC.

Date: March 17, 2014	/s/ HOWARD G. BERGER, M.D .
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

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: March 17, 2014

By	/s/ MARVIN S. CADWELL
Marvin S. Cadwell, Director

Date: March 17, 2014

By	/s/ JOHN V. CRUES, III, M.D.
John V. Crues, III, M.D., Director

Date: March 17, 2014

By	/s/ NORMAN R. HAMES
Norman R. Hames, Director

Date: March 17, 2014

By	/s/ DAVID L. SWARTZ
David L. Swartz, Director

Date: March 17, 2014

By	/s/ LAWRENCE L. LEVITT
Lawrence L. Levitt, Director

Date: March 17, 2014

By	/s/ MICHAEL L. SHERMAN, M.D.
Michael L. Sherman, M.D., Director

Date: March 17, 2014

By	/s/ MARK D. STOLPER
Mark D. Stolper,Chief Financial Officer (Principal Accounting Officer)

Date: March 17, 2014

