Form 10-K/A
period 2013-12-31
RadNet, Inc.
filed 2014-03-31
CIK 790526

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

The number of shares of the registrant’s common stock outstanding on March 28, 2014, was 41,112,981.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of the Form 10-K, to the extent not set forth herein or in the Annual Report on Form 10-K filed on March 17, 2014, is incorporated herein by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

We are filing this Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed with the U.S. Securities and Exchange Commission on March 17, 2014 (the "Original Filing"), solely for the purpose of including the financial statements of certain unconsolidated joint ventures in accordance with Rule 3-09 of Regulation S-X.  Rule 3-09 requires that we file financial statements of unconsolidated joint ventures in which we hold equity interests of 50% or less and account for them under the equity method, to the extent that the unconsolidated joint ventures are individually significant.  Under Rule 3-09 of Regulation S-X, we are permitted to file the financial statements for these unconsolidated joint ventures within 90 days of the end of our fiscal year.

We have determined that as of and for the year ended December 31, 2013, four of our unconsolidated joint venture interests, including Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), were significant unconsolidated joint ventures under Rule 3-09.  We are permitted to file combined financial statements for individually significant joint ventures which are in the same line of business. Accordingly, we are filing this Amendment No. 1 to include the combined financial statements of the Group under Item 15 - Exhibits and Financial Statement Schedules, and are amending the list of the financial statements and exhibits being filed herewith. We are also filing an updated Exhibit Index, updated Certificates of our Chief Executive Officer and Chief Financial Officer under Sections 302 and 906 of the Sarbanes Oxley Act of 2002, and an updated list of subsidiaries under Exhibit 21.1.

Except as described above, this Form 10-K/A does not amend or change any other items or disclosures in the Original Filing.  The disclosure in this Form 10-K/A has not been updated to reflect events occurring after the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC subsequent to the Original Filing.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)(1)       Financial Statements

Page No.
The following financial statements of Radnet, Inc. and consolidated subsidiaries were filed with the Original Filing on March 17, 2014:

Report of Independent Registered Public Accounting Firm	51

Consolidated Balance Sheets	52

Consolidated Statements of Operations	53

Consolidated Statements of Comprehensive Income	54

Consolidated Statements of Equity (Deficit)	55

Consolidated Statements of Cash Flows	56

Notes to Consolidated Financial Statements	58 to 90

(a)(2) Financial Statements Schedules

Schedules – The following financial statement schedules of Radnet, Inc. and consolidated subsidiaries were filed with the Original Filing on March 17, 2014:

Schedule II – Valuation and Qualifying Accounts

(a)(3) Exhibit Index

See the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K/A (Amendment No. 1).

(c) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the partners of:

Franklin Imaging Joint Venture;

Carroll County Radiology, LLC;

MRI at St. Joseph Medical Center, LLC; and

Greater Baltimore Diagnostic Imaging Partnership

We have audited the accompanying combined balance sheet of certain RadNet, Inc. affiliates including Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), as of December 31, 2013 and 2012, and the related combined statements of income, partners’ capital, and cash flows for each of the two years ended December 31, 2013. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Group at December 31, 2013 and 2012, and the combined results of their operations and their cash flows for each of the two years ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

March 31, 2014

Los Angeles, California

CERTAIN RADNET, INC. AFFILIATES

COMBINED BALANCE SHEETS

(IN THOUSANDS)

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$288	$1,778
Accounts receivable, net	8,603	8,597
Due from affiliates	2,788	1,121
Prepaid expenses and other current assets	667	602
Total current assets	12,346	12,098

PROPERTY AND EQUIPMENT, NET	17,794	19,358

OTHER ASSETS
Goodwill	9,923	9,923
Other intangible assets	589	724
Total assets	$40,652	$42,103

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,942	$2,043
Current portion of deferred rent	207	167
Current portion of equipment notes payable	668	909
Current portion of obligations under capital leases	167	270
Total current liabilities	2,984	3,389

LONG-TERM LIABILITIES
Deferred rent, net of current portion	1,399	1,594
Equipment notes payable, net of current portion	1,257	1,006
Obligations under capital leases, net of current portion	–	144
Total liabilities	5,640	6,133

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
RadNet, Inc.	16,833	17,717
Other partners	18,179	18,253
Total partners' capital	35,012	35,970
Total liabilities and partners' capital	$40,652	$42,103

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF INCOME

(IN THOUSANDS)

	Years Ended December 31,
	2013	2012	2011
NET SERVICE FEE REVENUE			(unaudited)

Service fee revenue, net of contractual allowances and discounts	$57,210	$58,122	$46,212
Provision for bad debts	(2,777)	(2,752)	(2,211)
Net service fee revenue	54,433	55,370	44,001

OPERATING EXPENSES
Cost of operations	38,220	38,161	31,557
Depreciation and amortization	4,728	4,607	3,856
(Gain) loss on sale of equipment	(143)	(35)	195
Total operating expenses	42,805	42,733	35,608

INCOME FROM OPERATIONS	11,628	12,637	8,393
Net interest expense	86	245	381
NET INCOME	$11,542	$12,392	$8,012

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF PARTNERS' CAPITAL

(IN THOUSANDS)

	RadNet, Inc.	Other Partners	Total

BALANCE - January 1, 2011 (unaudited)	$8,982	$10,882	$19,864
Net Income	3,714	4,298	8,012
Contributions	6,551	4,652	11,203
Distributions	(2,789)	(3,191)	(5,980)
BALANCE - December 31, 2011 (unaudited)	16,458	16,641	33,099
Net Income	5,757	6,635	12,392
Contributions	920	1,380	2,300
Distributions	(5,418)	(6,403)	(11,821)
BALANCE - December 31, 2012	17,717	18,253	35,970
Net Income	5,369	6,173	11,542
Distributions	(6,253)	(6,247)	(12,500)
BALANCE - December 31, 2013	$16,833	$18,179	$35,012

The accompanying notes are an integral part of these financial statements.

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2013	2012	2011
			(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,542	$12,392	$8,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,728	4,607	3,856
Provision for bad debts	2,777	2,752	2,211
Deferred rent amortization	(155)	(122)	(112)
(Gain) loss on sale of equipment	(143)	(35)	195
Changes in operating assets and liabilities
Accounts receivable	(2,783)	(3,022)	(3,036)
Prepaid expenses and other current assets	(69)	(264)	(31)
Due from affiliates	(1,668)	1,293	(372)
Accounts payable and accrued expenses	(84)	(1,424)	878
Net cash provided by operating activities	14,145	16,177	11,601

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,965)	(1,091)	(2,576)
Purchase of imaging facilities	–	(2,935)	–
Proceeds from sale of equipment	30	35	–
Net cash used in investing activities	(1,935)	(3,991)	(2,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(1,200)	(2,976)	(2,764)
Contributions from partners	–	2,300	–
Distributions to partners	(12,500)	(11,821)	(5,980)
Net cash used in financing activities	(13,700)	(12,497)	(8,744)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,490)	(311)	281
CASH AND CASH EQUIVALENTS, beginning of period	1,778	2,089	1,808
CASH AND CASH EQUIVALENTS, end of period	$288	$1,778	$2,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$86	$245	$381

 The accompanying notes are an integral part of these financial statements.

8

CERTAIN RADNET, INC. AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

Supplemental Schedule of Non-Cash Investing and Financing Activities

The Group entered into equipment notes for approximately $964,000, during the year ended December 31, 2013.

Detail of non-cash contributions made during the year ended December 31, 2011 can be found in Note 3.

Detail of investing activity related to acquisitions can be found in Note 3.

CERTAIN RADNET, INC. AFFILIATES
NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Franklin Imaging Joint Venture, Carroll County Radiology, LLC, MRI at St. Joseph Medical Center, LLC, and Greater Baltimore Diagnostic Imaging Partnership (collectively, the “Group”), are joint ventures between RadNet, Inc. and, as applicable, hospitals, health systems or radiology practices operating within the state of Maryland and were formed for the purpose of owning and operating diagnostic imaging centers. Professional services at the joint venture diagnostic imaging centers are performed by contracted radiology practices or a radiology practice that participates in the joint venture. Each joint venture within the Group is an affiliate of RadNet, Inc. as follows:

% owned by RadNet, Inc.

Franklin Imaging Joint Venture	49%
Carroll County Radiology, LLC	40%
MRI at St. Joseph Medical Center, LLC	49%
Greater Baltimore Diagnostic Imaging Partnership	50%

The financial information for 2011 included herein has been prepared by management of RadNet, Inc. without audit. Management of RadNet, Inc. believes that such financial information has been prepared in conformity with U.S. generally accepted accounting principles, and includes all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows as of and for the year ended December 31, 2011.

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

The Group's combined service fee revenues are recorded during the period the services are provided based upon the estimated amounts due from the patients and third-party payors. Third-party payors include federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies and employers. Estimates of contractual allowances under managed care health plans are based upon the payment terms specified in the related contractual agreements. Contractual payment terms in managed care agreements are generally based upon predetermined rates per discounted fee-for-service rates. The Group also records a provision for doubtful accounts (based primarily on historical collection experience) related to patients and copayment and deductible amounts for patients who have health care coverage with third-party payors.

The Group’s service fee revenue, net of contractual allowances and discounts less the provision for bad debts for the years ended December 31, are summarized in the following table (in thousands):

	Years Ended December 31,
	2013	2012	2011
			(unaudited)

Commercial Insurance	$38,846	$40,220	$32,302
Medicare	12,472	12,089	9,242
Medicaid	1,945	1,976	1,525
Workers' Compensation/Personal Injury	2,746	2,615	1,987
Other	1,201	1,221	1,155
Service fee revenue, net of contractual allowances and discounts	57,210	58,122	46,212

Provision for bad debts	(2,777)	(2,752)	(2,211)
Net service fee revenue	$54,433	$55,370	$44,001

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

PROVISION FOR BAD DEBTS - Although outcomes vary, the Group’s policy is to attempt to collect amounts due from patients, including co-payments and deductibles due from patients with insurance, at the time of service. The Group provides for an allowance against accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. The Group estimates this allowance based on the aging of accounts receivable by each type of payor over an 18-month look-back period, and other relevant factors. A significant portion of the provision for bad debt relates to co-payments and deductibles owed to the Group by patients with insurance. There are various factors that can impact collection trends, such as changes in the economy, which in turn have an impact on the increased burden of co-payments and deductibles to be made by patients with insurance. These factors continuously change and can have an impact on collection trends and the Group’s estimation process. The combined allowance for bad debts at December 31, 2013 and 2012 was $352,000 and $393,000, respectively.

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

PROPERTY AND EQUIPMENT – Property, furniture and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization of property, furniture and equipment are provided using the straight-line method over the estimated useful lives, which range from 3 to 15 years. Leasehold improvements are amortized at the shorter of the related lease term or their estimated useful lives which range from 3 to 30 years.

GOODWILL – Combined goodwill of the Group at December 31, 2013 totaled $9.9 million. Goodwill is recorded by each member of the Group as a result of business combinations. Management of each member of the Group evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable.  On January 1, 2012, each member of the Group adopted ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, simplifying how a company is required to test goodwill for impairment. Companies will now have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. Each member of the Group adopted the provisions of ASU 2011-08 effective January 1, 2011. Each member of the Group evaluated its respective share of the combined goodwill at October 1, 2013 for signs of impairment under the provisions of ASU 2011-08. By utilizing certain qualitative measures outlined in the guidance, each member determined that its respective share of the combined goodwill was not impaired.

INCOME TAXES - Each member of the Group is treated as a partnership for federal and state income tax purposes where all taxable income is allocated to the partners in accordance with the respective partnership agreement and so accordingly federal and state taxes on income are the responsibility of the joint venture partners individually. Accordingly, no income tax provision is recorded by any joint ventures in the Group. Effective January 1, 2009, the Group adopted Accounting Standards Codification ASC 740, Income Taxes, formerly known as Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). ASC 740 requires the impact of a tax position to be recognized in the financial statements if that position is more-likely-than-not to be sustained by the taxing authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expensed in the current year. Management of the Group is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. Open tax years are those that are open for exam by taxing authorities, and include all returns subsequent to tax years ending after December 31, 2010, for federal returns and December 31, 2010, for Maryland returns. The Group has no examinations in process and has not been notified of any future examinations at this time. Management of the Group has reviewed all open tax years and major jurisdictions, and has concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain-income tax positions taken or expected to be taken in future tax returns. The Group has recognized no interest or penalties related to uncertain tax positions taken or expected to be taken.

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

NOTE 3 – FACILITY ACQUISITIONS

On February 22, 2012, Carroll County Radiology, LLC completed its acquisition of a multi modality imaging center from RadNet, Inc. located in Westminster, Maryland for $2.3 million. The members made a fair value determination of the assets acquired and the liabilities assumed and approximately $200,000 of fixed assets and $2.1 million of goodwill was recorded with respect to this transaction.

On November 1, 2012, Franklin Imaging Joint Venture completed its acquisition of a multi modality imaging center located in Baltimore, Maryland for $635,000. The partners made a fair value determination of the assets acquired and the liabilities assumed and approximately $635,000 of fixed assets was recorded with respect to this transaction.

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

On December 31, 2011, the partners of Franklin Imaging Joint Venture (Franklin) contributed their aggregate 100% interest in Health Imaging Systems, LLC, valued at $1.0 million, to Franklin. As a result, Franklin began consolidating this contributed limited liability company on December 31, 2011, recording all of its assets and liabilities. As a result, $861,000 of current assets, $279,000 of fixed assets, and $137,000 of accounts payable and accrued expenses was recorded with respect to this transaction.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Combined goodwill of the Group at December 31, 2013 totaled $9.9 million. Goodwill is recorded as a result of business combinations.  Activity in goodwill for the years ended December 31, 2012 and 2013 is provided below (in thousands):

Balance as of January 1, 2012 (unaudited)	$7,816
Goodwill acquired through Carroll County Radiology 's acquisition of Westminster from RadNet, Inc.	2,107
Balance as of December 31, 2012 (unaudited)	9,923
No goodwill acquired in 2013	–
Balance as of December 31, 2013	$9,923

Other intangible assets are primarily related to the value of management service contracts on the books of MRI at St. Joseph Medical Center, LLC and covenant not to compete contracts acquired through GBDIP’s acquisition of a controlling interest of a previously held non-consolidated joint venture investment and totaled $896,000 on the date of acquisition. Accumulated amortization of the management service contract and covenant not to compete contract intangible assets through December 31, 2013 was $98,000 and $209,000, respectively. Amortization expense for the year ended December 31, 2013 was $120,000.  The value of these covenant not to compete contracts are amortized using the straight-line method over five years.  Management service contracts are amortized over 25 years.

The following table shows annual amortization expense, by asset classes that will be recorded over the next five years (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Weighted average amortization period remaining in years

Management service contracts	16	16	16	16	16	195	275	18.0
Covenant not to compete contracts	104	105	105	–	–	–	314	3.0
Total annual amortization	$120	$121	$121	$16	$16	$195	$589

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2013	2012

Medical equipment	$34,190	$31,804
Office equipment, furniture and fixtures	3,206	2,949
Leasehold improvements	14,589	14,253
Equipment under capital leases	1,982	1,982
	53,967	50,988
Accumulated depreciation and amortization	(36,173)	(31,630)
	$17,794	$19,358

Depreciation and amortization expense on property and equipment, including amortization of equipment under capital leases, for the years ended December 31, 2013, 2012 and 2011 totaled $4.6 million, $4.5 million and $3.8 million (unaudited), respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (IN THOUSANDS)

	December 31,
	2013	2012

Accounts payable	$658	$839
Accrued expenses	226	229
Accrued payroll and vacation	1,058	975
Total	$1,942	$2,043

NOTE 7 – EQUIPMENT NOTES PAYABLE AND CAPITAL LEASES

One member of the Group, Greater Baltimore Diagnostic Imaging Partnership holds four promissory notes issued by two financing companies for the purpose of acquiring imaging equipment. These notes have interest rates between 3.5% and 4.5%, mature on or before October 2018 and are collateralized by the acquired equipment.

The following is a listing of annual principal maturities of the equipment notes discussed above for years ending December 31 (in thousands):

2014	$668
2015	692
2016	208
2017	201
2018	156
$1,925

The Group leases equipment under capital lease arrangements. Future minimum lease payments under capital leases for years ending December 31 (in thousands) is as follows:

2014	$172
Total minimum payments	172
Amount representing interest	(5)
Present value of net minimum lease payments	167
Less current portion	(167)
Long-term portion	$–

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases – The Group leases various operating facilities and certain medical equipment under operating leases with renewal options expiring through 2018. Certain leases contain renewal options from two to ten years and escalation clauses based either on the consumer price index or fixed rent escalators. Leases with fixed rent escalators are recorded on a straight-line basis. The Group records deferred rent for tenant leasehold improvement allowances received from a lessor and amortizes the deferred rent expense over the term of the lease agreement. Minimum annual payments under operating leases for future years ending December 31 follow (in thousands):

	Facilities	Equipment	Total
2014	$2,187	$770	$2,957
2015	2,241	639	2,880
2016	2,025	245	2,270
2017	1,462	–	1,462
2018	1,090	–	1,090
Thereafter	236	–	236
	$9,241	$1,654	$10,895

Total rent expense, including equipment rentals, for the years ended December 31, 2013, 2012 and 2011 was $3.9 million, $4.3 million and $3.7 million (unaudited), respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

See Note 3 with respect to related party acquisitions and dispositions.

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

RadNet, Inc. contracts with certain members of its contracted radiologist groups to perform professional services for the joint ventures. RadNet, Inc. assures that these radiologists are adequately covered under medical malpractice insurance policies. RadNet, Inc., on behalf of its contracted radiologist groups, bills each joint venture for its respective share of the professional fees incurred through its utilization of these contracted radiologists. RadNet, Inc. remits to its contracted radiologist groups all amounts collected from the joint ventures for the billed professional fees.

Amounts receivable from and payable to RadNet Inc. for the activities listed above are summarized in due from affiliates on the Group’s combined balance sheets and was $2.8 million and $1.1 million at December 31, 2013 and 2012, respectively. Due from affiliates of $2.8 million at December 31, 2013 consisted of a receivable from RadNet, Inc. of $6.2 million for amounts collected through its administration of the billing and collection functions not yet remitted to the joint ventures at December 31, 2013. This receivable is offset by amounts payable to RadNet, Inc. of $535,000 for the unpaid portion of billed administrative services performed, $1.2 million for the unpaid portion of professional fees which RadNet, Inc. must in turn remit to its contracted radiologists, and $1.7 million for unpaid payroll and employee benefit costs.

NOTE 10 – SUBSEQUENT EVENTS

The members of the Group evaluated subsequent events through March 31, 2014 and concluded that no additional disclosures were required.

Exhibit Index

 The following exhibits are filed, or incorporated by reference into this Annual Report on Form 10-K/A (Amendment No. 1):

Exhibit No.	Description of Exhibit

2.1	Membership Interests Purchase Agreement dated September 7, 2010 by and among New Jersey Imaging Partners, Inc., RadNet, Inc., Progressive Health, LLC and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on January 7, 2011).†

2.2	Purchase Agreement dated September 7, 2010 by and between New Jersey Imaging Partners, Inc. and Progressive Medical Imaging of Rutherford, LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)). †

2.3	Merger Agreement dated September 13, 2010 by and among RadNet Managed Imaging Services, Inc. INC Merger Sub, Inc. and Image Medical Corporation (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).†

2.4	Stock Purchase Agreement dated November 7, 2011 by and between Radnet Management, Inc. and CML Healthcare Inc., and joined by RadNet, Inc. (incorporated by reference to exhibit filed with Form 8-K/A on January 18, 2012).†

3.1	Certificate of Incorporation of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.2	Certificate of Amendment to Certificate of Incorporation of RadNet, Inc., a Delaware corporation, dated September 2, 2008 (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

3.3	Bylaws of RadNet, Inc., a Delaware corporation (incorporated by reference to exhibit filed with Form 8-K on September 4, 2008).

4.1	Indenture, dated as of April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.2	Form of Exchange 10 3/8% Senior Note (included in Exhibit 4.1).

4.3	Form of Original 10 3/8% Senior Note (included in Exhibit 4.1).

4.4	Registration Rights Agreement, dated April 6, 2010, by and among Radnet Management, Inc., RadNet, Inc., the subsidiary guarantors thereunder, and Deutsche Bank Securities Inc. and Barclays Capital Inc., as representatives of the initial purchasers (incorporated by reference to exhibit filed with Form 8-K on April 6, 2010).

4.5	Supplemental Indenture, dated as of July 6, 2010, by and between Advanced Radiology, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.6	Supplemental Indenture, dated as of August 19, 2010 by and between Health Diagnostics of New Jersey, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Registration Statement on Form S-4 (File No. 333-169107)).

4.7	Supplemental Indenture, dated as of January 10, 2011, by and between Image Medical Corporation and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.8	Supplemental Indenture, dated as of January 10, 2011, by and between eRAD, Inc. and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).
16

4.9	Supplemental Indenture, dated as of January 10, 2011, by and between East Bergen Imaging, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.10	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Bloomfield, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.11	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Hackensack, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.12	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive Medical Imaging of Union City, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.13	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Englewood, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.14	Supplemental Indenture, dated as of January 10, 2011, by and between Progressive X-Ray of Kearney, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.15	Supplemental Indenture, dated as of January 10, 2011, by and between Imaging On Call, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.16	Supplemental Indenture, dated as of January 10, 2011, by and between Advanced NA, LLC and U.S. Bank, National Association, as Trustee (incorporated by reference to exhibit filed with Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-169107)).

4.17	Standstill Agreement, dated as of August 30, 2011, by and between RadNet, Inc. and RMCP LLC (incorporated by reference to exhibit filed with Amendment No. 1 to Schedule 13D for Red Mountain Capital Partners LLC).

4.18	Supplemental Indenture, dated as of November 21, 2011, among Raven Holdings U.S., Inc., Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.19	Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services of Delaware, Inc., Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.20	Supplemental Indenture, dated as of November 21, 2011, among CML HealthCare Rhode Island LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.21	Supplemental Indenture, dated as of November 21, 2011, among American Radiology Services LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.22	Supplemental Indenture, dated as of November 21, 2011, among Radiology Alliance Delivery System, LLC, Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on November 22, 2011).

4.23	Supplemental Indenture, dated as of March 21, 2014, among Radnet Management, Inc., RadNet, Inc., U.S. Bank and the other parties named therein (incorporated by reference to exhibit filed with Form 8-K on March 25, 2014).

10.1	Credit and Guaranty Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, General Electric Capital Corporation, Deutsche Bank Securities, Inc., RBC Capital Markets and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.2

Pledge and Security Agreement, dated October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, and Barclays Bank PLC (incorporated by reference to exhibit filed with Form 8-K on October 12, 2012).

10.3

First Amendment Agreement dated as of April 3, 2013 to the Credit and Guaranty Agreement dated as of October 10, 2012, by and among Radnet Management, Inc., RadNet, Inc., the guarantors thereunder, Barclays Bank PLC, General Electric Capital Corporation and Deutsche Bank Securities Inc. and RBC Capital Markets (incorporated by reference to Exhibit 99.1 filed with Form 8-K on April 4, 2013).

10.4

Second Amendment Agreement dated March 25, 2014 to the Credit and Guaranty Agreement, dated as of October 10, 2012 (as amended, by the First Amendment Agreement, dated as of April 3, 2013), by and among RadNet, Inc., Radnet Management, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., certain lenders identified therein, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 99.1 filed with Form 8-K on March 31, 2014).

10.5

Second Lien Credit and Guaranty Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 99.2 filed with Form 8-K on March 31, 2014).

10.6	Second Lien Pledge and Security Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., the Grantors identified therein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 99.3 filed with Form 8-K on March 31, 2014).

10.7	Form of Trademark Security Agreement by and among the guarantors thereunder and Barclays Bank PLC (filed as an exhibit to the Pledge and Security Agreement, dated October 10, 2012, by among the guarantors thereunder and Barclays Bank PLC, included as Exhibit 10.2).

10.8	2000 Incentive Stock Option Plan (as amended) (incorporated by reference to exhibit filed with the Form 10-K for the year ended October 31, 2003).*

10.9	2006 Equity Incentive Plan, amended and restated as of April 19, 2011 (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.10	Form of Stock Option Agreement for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form S-8 registration statement on August 15, 2011).*

10.11	Form of Restricted Stock Award for the 2006 Equity Incentive Plan (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2012).*

10.12	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form A (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.13	Form of Warrant recharacterized as under the 2006 Equity Incentive Plan – Form B (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended June 30, 2008).*

10.14	Form of Indemnification Agreement between the registrant and each of its officers and directors (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended March 31, 2008).*

10.15	Employment Agreement dated as of June 12, 1992 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with an amendment to Form 8-K report for June 12, 1992).*
18

10.16	Amendment to Employment Agreement dated January 30, 2004 with Howard G. Berger, M.D. (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.17	Employment Agreement dated as of April 16, 2001 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.18	Amendment to Employment Agreement dated January 30, 2004 with Jeffrey L. Linden (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.19	Employment Agreement dated as of May 1, 2001 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2001).*

10.20	Amendment to Employment Agreement dated January 30, 2004 with Norman R. Hames (incorporated by reference to exhibit filed with Form 10-Q for the quarter ended January 31, 2004).*

10.21	Employment Agreement with Mark Stolper effective January 1, 2009 (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2009).*

10.22	Retention Agreement with Stephen Forthuber dated November 15, 2006 (incorporated by reference to exhibit filed with Form 10-K/T for the year ended December 31, 2006).*

10.23	Amended and Restated Management and Service Agreement between Radnet Management, Inc. and Beverly Radiology Medical Group III dated January 1, 2004 (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

14.1	Code of Financial Ethics (incorporated by reference to exhibit filed with Form 10-K for the year ended October 31, 2003).

21.1	List of Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm (incorporated by reference to exhibit filed with Form 10-K for the year ended December 31, 2013).

23.2	Consent of Registered Independent Public Accounting Firm.

24.1	Power of Attorney (included on signature page to the Form 10-K for the year ended December 31, 2013).

31.1	CEO Certification pursuant to Section 302.

31.2	CFO Certification pursuant to Section 302.

32.1	CEO Certification pursuant to Section 906.

32.2	CFO Certification pursuant to Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

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

RADNET, INC.

Date: March 31, 2014	/ s/ HOWARD G . BERGER, M.D.
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/ s/ HOWARD G . BERGER, M.D.	Date: March 31, 2014
Howard G. Berger, M.D., Director, Chief Executive Officer and President

By	/s/ MARVIN S. CADWELL *	Date: March 31, 2014
Marvin S. Cadwell, Director

By	/s/ JOHN V. CRUES, III, M.D. *	Date: March 31, 2014
John V. Crues, III, M.D., Director

By	/s/ N ORMAN R. HAMES *	Date: March 31, 2014
Norman R. Hames, Director

By	/s/ DAVID L. SWARTZ *	Date: March 31, 2014
David L. Swartz, Director

By	/s/ LAWRENCE L. LEVITT *	Date: March 31, 2014
Lawrence L. Levitt, Director

By	/s/ MICHAEL L. SHERMAN, M.D. *	Date: March 31, 2014
Michael L. Sherman, M.D., Director

By	/s/ MARK D. STOLPER	Date: March 31, 2014
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

 * By Mark D. Stolper, as attorney- in-fact