Form 10-K/A
period 2013-12-31
RadNet, Inc.
filed 2014-04-30
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

Commission File Number 001-33307

RADNET, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3326724
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1510 Cotner Avenue Los Angeles, California	90025
(Address of principal executive offices)	(Zip Code)

(310) 478-7808

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value	NASDAQ Global Market

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

The number of shares of the registrant’s common stock outstanding on April 21, 2014 was 41,474,940.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is being filed to amend the Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014 (the “Original Filing), as amended by that certain Form 10-K/A filed on March 31, 2014 (“Amendment No. 1” and together with the Original Filing, the “Amended Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K and to update Item 15 of the Amended Original Filing. We previously omitted this information from the Amended Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits that information to be incorporated in the Form 10-K by reference from a definitive proxy statement if the definitive proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 2 solely to provide the information required in Part III of Form 10-K because our definitive proxy statement containing this information will not be filed until a later date. Accordingly, the reference on the cover of the Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Amended Original Filing is hereby deleted.

For purposes of this Amendment No. 2, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of the Amended Original Filing have been amended and restated in their entirety and Item 15 has been updated as provided herein. Except as stated herein, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment No. 2 to modify or update other disclosures as presented in the Amended Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Amended Original Filing and our other filings with the Securities and Exchange Commission subsequent to the Amended Original Filing.

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2.

2

RADNET, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Certain information concerning our executive officers and directors as of March 31, 2014 is set forth below.

Name of Director Nominee	Age	Position

Howard G. Berger, M.D.	68	President, Chief Executive Officer and Chairman of the Board

John V. Crues, III, M.D.	64	Vice President, Medical Director and Director

Norman R. Hames	58	Executive Vice President, Chief Operating Officer – Western Operations, Secretary and Director

Stephen M. Forthuber	53	Executive Vice President and Chief Operating Officer – Eastern Operations

Jeffrey L. Linden	71	Executive Vice President and General Counsel

Michael M. Murdock	59	Executive Vice President and Chief Development Officer

Mark D. Stolper	42	Executive Vice President and Chief Financial Officer

Marvin S. Cadwell	70	Director

Lawrence L. Levitt	71	Director

Michael L. Sherman, M.D.	71	Director

David L. Swartz	70	Director

Howard G. Berger, M.D. has served as President, Chief Executive Officer and Chairman of the Board of our Company and its predecessor entities since 1987.  Dr. Berger is also the president or co-president of the entities that own Beverly Radiology Medical Group, or BRMG.  He began his career in medicine at the University of Illinois Medical School, is Board Certified in Nuclear Medicine and trained in an Internal Medicine residency, as well as in a masters program in medical physics in the University of California system. Dr. Berger brings senior business leadership skills to our Board of Directors derived from his more than 25 years of experience in the development and management of the Company.

John V. Crues, III, M.D. is a world-renowned radiologist. Dr. Crues has served as our Vice President and Medical Director and has served on our board of directors since 2000. Dr. Crues received his M.D. at Harvard University, completed his internship at the University of Southern California in Internal Medicine, and completed a residency at Cedars-Sinai in Internal Medicine and Radiology. Dr. Crues has authored numerous publications while continuing to actively participate in radiological societies such as the Radiological Society of North America, American College of Radiology, California Radiological Society, International Society for Magnetic Resonance Medicine and the International Skeletal Society. Dr. Crues is also currently Co-President of Pronet Imaging Medical Group, a director of BRMG and owns a controlling interest in the three medical groups which provide professional medical services at our imaging facilities located in New York, New York. Dr. Crues plays a significant role as a musculoskeletal specialist for many of our patients as well as a resource for physicians providing services at our facilities and his active participation in radiological societies gives our Board of Directors access to thought leadership in the field of radiology.

Norman R. Hames has served as an executive officer of RadNet and as a member of our board of directors since 1996 and currently serves as our Executive Vice President, Chief Operating Officer-Western Operations and Corporate Secretary. Applying his 20 years of experience in the industry, Mr. Hames oversees all aspects of our California facility operations. His management team, comprised of regional directors, managers and sales managers, is responsible for responding to all of the day-to-day concerns of our California facilities, patients, payors and referring physicians. Prior to joining our Company, Mr. Hames was President and Chief Executive Officer of his own company, Diagnostic Imaging Services, Inc. (which we acquired), which owned and operated 14 multi-modality imaging facilities throughout Southern California. Mr. Hames gained his initial experience in operating imaging centers for American Medical International, or AMI, and was responsible for the development of AMI’s single and multi-modality imaging centers. Mr. Hames brings business leadership skills from his experience as President and Chief Executive Officer of his own company and has a 20-year background in the day-to-day operations of imaging centers.

Stephen M. Forthuber became our Executive Vice President and Chief Operating Officer for Eastern Operations subsequent to our acquisition of Radiologix, Inc. He joined Radiologix in January 2000 as Regional Director of Operations, Northeast. From July 2002 until January 2005 he served as Regional Vice President of Operations, Northeast and from February 2005 until December 2005 he was Senior Vice President and Chief Development Officer for Radiologix. Prior to working at Radiologix, Mr. Forthuber was employed from 1982 until 1999 by Per-Se Technologies, Inc. and its predecessor companies, where he had significant physician practice management and radiology operations responsibilities. Mr. Forthuber received a B.A. in Business Administration from the College of William and Mary in Virginia.

Jeffrey L. Linden joined us in 2001 and currently serves as our Executive Vice President and General Counsel. Prior to joining us, Mr. Linden had been engaged in the private practice of law. He has lectured before numerous organizations on various topics, including the California State Bar, the American Society of Therapeutic Radiation Oncologists, the California Radiological Association, and the National Radiology Business Managers Association. Mr. Linden received his J.D. and undergraduate degree from the University of California, Los Angeles.

Michael Murdock has served as our Executive Vice President and Chief Development Officer since 2007. Mr. Murdock has spent the majority of his career in senior financial positions with healthcare companies, ranging in size from venture-backed startups to multi-billion dollar corporations, including positions with American Medical International and its successor American Medical Holding, Inc., a publicly traded owner and operator of acute care facilities that was acquired by National Medical Enterprises, now Tenet Healthcare. From 1999 through 2004, Mr. Murdock served as Chief Financial Officer of Dental One, a venture capital-backed owner and operator of 48 dental practices in Texas, Arizona, Colorado and Utah. From 2005 to 2006, Mr. Murdock served as Chief Financial Officer of Radiologix and joined us following the Radiologix acquisition. Mr. Murdock began his career in 1978 as an auditor with Arthur Andersen after receiving a B.S. degree from California State University, Northridge.

Mark D. Stolper has served as our Executive Vice President and Chief Financial Officer since July 2004 and prior to that was an independent member of our Board of Directors. Prior to joining us, he had diverse experiences in investment banking, private equity, venture capital investing and operations. Mr. Stolper began his career as a member of the corporate finance group at Dillon, Read and Co., Inc., executing mergers and acquisitions, public and private financings, and private equity investments with Saratoga Partners LLP, an affiliated principal investment group of Dillon Read. After Dillon Read, Mr. Stolper joined Archon Capital Partners, which made private equity investments in media and entertainment companies. Mr. Stolper also worked for Eastman Kodak, where he was responsible for business development for Kodak’s Entertainment Imaging subsidiary ($1.5 billion in sales). Mr. Stolper was also co-founder of Broadstream Capital Partners, a Los Angeles-based investment banking firm focused on advising middle market companies engaged in financing and merger and acquisition transactions. Mr. Stolper is currently a member of the board of directors and audit committee for On Track Innovations, Ltd. (NASDAQ: OTIV) as well as a privately held provider of outpatient rehabilitation, and is Chairman of the Board for a private telemedicine and eHealth provider. He was previously a member of the board of directors and audit committee for Metropolitan Health Networks, Inc. from April 2010 until its sale in December 2012 and a was a member of the board of directors for a privately held entertainment company providing discount ticketing services and branded event merchandising. Mr. Stolper graduated with a liberal arts degree from the University of Pennsylvania and a finance degree from the Wharton School. Additionally, Mr. Stolper earned a postgraduate Award in Accounting from the University of California, Los Angeles.

Marvin S. Cadwell served as a director of Radiologix, Inc. between June 2002 and November 2006, until its acquisition by the Company. He was appointed Chairman of the Board of Radiologix in December 2002 and served as Chairman of the Nominations and Governance Committee of the Board of Radiologix. He was the Radiologix interim Chief Executive Officer from September 2004 until November 2004. From December 2001 until November 2002, Mr. Cadwell served as Chief Executive Officer of SoftWatch, Ltd., an Israeli based company that provides Internet software. Mr. Cadwell previously served as a director of ChartOne, Inc., a private company that provides patient chart management services to the healthcare industry, from 2003 until September 2008 when it was acquired. Mr. Cadwell has experience as an executive officer of several companies in the healthcare industry and has served as an executive officer and consultant for several privately held organizations. He brings to our Board of Directors a strong background in operating management of various organizations. Mr. Cadwell has been a member of our Audit Committee since 2007 and a member of our Nominating and Governance Committee since 2011.

Lawrence L. Levitt is a certified public accountant and received his MBA in Accounting from the University of California Los Angeles. Since 1987, Mr. Levitt has been the President and Chief Financial Officer of Canyon Management Company, a company which manages a privately held investment fund. Mr. Levitt brings to our Board of Directors extensive financial accounting experience and is an audit committee financial expert under the SEC rules. Mr. Levitt has been a member of our board of directors and Audit Committee since March 2005 and a member of our Nominating and Governance Committee since January 2011. Mr. Levitt has served as the chair of our Compensation and Management Development Committee since 2007.

Michael L. Sherman, M.D., F.A.C.R., served as a director of Radiologix between 1997 and November 2006, until its acquisition by the Company. He founded and served as President of Advanced Radiology, P.A., a 90-person radiology practice located in Baltimore, Maryland, from its inception in 1995 to 2001, and subsequently as its board chairman and a consultant until his retirement from active clinical practice in 2005. In addition, Dr. Sherman was a director of MedStar Health, a ten-hospital system in the Baltimore-Washington, D.C. area from 1998 until 2006 and served as a director of Medstar’s captive insurance company until 2011. Dr. Sherman has trained as a mediator and serves as president of Medical Mediation, LLC through which he has mediated professional liability and business cases. He was a director of HX Technologies, a healthcare IT private company, from 2006 until its sale in 2010. Dr. Sherman has broad experience in the medical and business aspects of radiology as a board member and chairman of various companies in the healthcare industry. Effective January 2011, Dr. Sherman was elected to serve as the chair of our Nominating and Governance Committee and has been a member of our Compensation and Management Development Committee since 2007.

David L. Swartz is a certified public accountant with experience providing accounting and advisory services to clients. Mr. Swartz served as a member of the board of directors of the California State Board of Accountancy until November 2012 and previously served as president. Prior to 1993, Mr. Swartz served as managing partner and was on the national board of directors of a 50 office international accounting firm. Between 1993 and 2008, Mr. Swartz served as the managing partner of Good, Swartz, Brown & Berns LLP which was acquired by J.H. Cohn LLP in 2008. From 2008 to 2010, Mr. Swartz served as a partner at J.H. Cohn LLP. Since 2010, Mr. Swartz has owned and continues to operate his own consulting services firm. Mr. Swartz is also a former chief financial officer of a publicly held shopping center and development company. Mr. Swartz brings to our Board of Directors extensive public financial accounting experience and is an audit committee financial expert under the SEC rules. Effective January 2011, Mr. Swartz was appointed as Lead Independent Director and has been the chair of our Audit Committee since 2004 when he joined our board of directors. In addition, Mr. Swartz has been a member of our Compensation and Management Development Committee since 2007 and a member of our Nominating and Governance Committee since 2011.

There are no family relationships between any directors or executive officers of our Company, and there are no arrangements or understandings between any director and any other person pursuant to which such director was or is selected as a director.

Our officers are elected annually and serve at the discretion of the Board of Directors. The term of office for each director is until the next Annual Meeting of Stockholders or until his successor is duly elected and qualified.

Audit Committee

The Audit Committee meets periodically, but at least once a quarter to review the Company’s financial statements and the adequacy of and compliance with the Company’s internal and external financial reporting processes. The Audit Committee held four meetings in 2013.

The Audit Committee’s responsibilities include, among other things:

•	overseeing our accounting and financial reporting processes and the audits of our financial statements;

•	overseeing, along with management, the reliability and integrity of our accounting policies and financial reporting and disclosure practices;

•	serving as an independent and objective party to monitor our financial reporting processes and internal controls systems;
6

•	retaining our independent registered public accounting firm, reviewing and evaluating their independence, qualifications and performance, approving the terms of the annual engagement letter and approving all audit and non-audit services to be performed by our independent registered public accounting firm; and

•	providing independent, direct, and open communications among our independent registered public accounting firm, financial and senior management and the full Board of Directors.

The responsibilities of the Audit Committee are more fully described in the Audit Committee Charter. The Audit Committee is required to review the charter at least annually and modify it as needed. The Audit Committee Charter can be found on our website at www.radnet.com under Investors — Corporate Governance.

The Board of Directors has determined that all members of the Audit Committee are independent and financially literate. Further, the Board of Directors has determined that Mr. Swartz and Mr. Levitt possess the requisite accounting and financial management expertise required under the NASDAQ Marketplace Rules and each qualifies as an “audit committee financial expert” as defined under the applicable SEC rules.

Code of Financial Ethics

We have adopted a written code of financial ethics applicable to our directors, officers and employees which is designed to deter wrongdoing and to promote:

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

You may obtain a copy of our Code of Financial Ethics on our website at www.radnet.com under Investors — Corporate Governance. The Board of Directors has designated that the Audit Committee is responsible for reviewing the Code of Financial Ethics and amending as necessary. Any amendments will be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on copies of these reports provided to us and written representations that no other reports were required, we believe that these persons timely met all of the applicable Section 16(a) filing requirements during fiscal 2013, except that Mr. Swartz failed to timely file one report relating to a transaction that took place during the fiscal year ended December 31, 2012.

Item 11. Executive Compensation

Compensation Discussion and Analysis

This discussion describes our compensation program for our Named Executive Officers and has been divided into the following sections:

Executive Summary: summarizes our 2013 executive compensation program.

Compensation Philosophy: describes the principles forming the foundation of our compensation and benefits programs for executives.

Board Process: describes the processes, participants and tools that help us make compensation decisions for our Named Executive Officers.

Elements of Executive Compensation: describes the various components of the compensation that may be awarded to each of our Named Executive Officers.

2013 Stockholder Advisory Vote on Executive Compensation: describes the outcome of the 2013 advisory stockholder vote regarding the approval of the compensation for our Named Executive Officers.

2013 Compensation Determinations: describes the compensation decisions for each of our Named Executive Officers for the fiscal year ended December 31, 2013.

2014 Compensation Determinations: describes the compensation decisions for each of our Named Executive Officers for the fiscal year ending December 31, 2014.

Risk Consideration in Our Compensation Programs: describes the concept of risk as it relates to our compensation program.

Executive Summary

We compensate our executive officers generally through a mix of base salary and equity compensation. Our executive compensation program is designed to attract, retain and motivate talented executive officers who are capable of providing leadership, vision and execution necessary to achieve our business objectives. We actively seek to foster an environment that aligns the interests of our executive officers with the creation of stockholder value through our equity compensation program. A cash bonus may also be paid to a Named Executive Officer at the discretion of the Compensation and Management Development Committee.

Compensation decisions are determined by our Compensation and Management Development Committee and are not based on benchmarking against specific peer companies. For the year ended December 31, 2013, the Compensation and Management Development Committee did not retain any outside advisors or compensation consultants. The Compensation and Management Development Committee actively engages in dialogue with the Chief Executive Officer (who is also a member of our Board) concerning executive performance and compensation. Generally, salary adjustments and equity compensation grants for all Named Executive Officers, except for the Chief Executive Officer, are based upon the recommendation of our Chief Executive Officer, with the Compensation and Management Development Committee retaining ultimate authority to accept, reject or modify such recommendation.

The Named Executive Officers for fiscal 2013 were: Howard G. Berger, M.D.; Mark D. Stolper; Jeffrey L. Linden; Norman R. Hames; and Stephen M. Forthuber.

In December 2012, the Compensation and Management Development Committee elected not to increase base salary for the Named Executive Officers in 2013, and in lieu thereof, determined to issue cash bonuses and restricted stock grants to certain Named Executive Officers, that together, in the aggregate, were equal to approximately fifty percent of their current salaries. Therefore, on January 2, 2013 in accordance with the Company’s policy for when it generally issues equity compensation awards, each of Messrs. Stolper, Hames and Forthuber were awarded restricted stock grants of 50,000 shares of our common stock and Mr. Linden was awarded a restricted stock grant of 55,000 shares of our common stock, all of which vest in three equal annual increments with the first installment vesting on the grant date. Additionally, Messrs. Hames, Forthuber, and Stolper each received a cash bonus of $118,750 while Mr. Linden’s cash bonus was $131,250. The cash bonus for Dr. Berger was $375,000.

In November 2013, the Compensation and Management Development Committee decided that the base salary of the Named Executive Officers for 2014 would remain unchanged, and in lieu thereof, determined to issue cash bonuses in the same amounts as the year before as enumerated in the prior paragraph and Messrs. Hames, Forthuber, Linden and Stolper were each awarded restricted stock grants on January 2, 2014.

The Company also pays the premiums for our executive officers’ coverage under our health insurance plans and our Named Executive Officers other than the Chief Executive Officer are provided a monthly car allowance. Perquisites are not a material element of the executive compensation program.

Compensation Philosophy

The following principles influence and guide the compensation decisions of the Compensation and Management Development Committee:

The Compensation and Management Development Committee Believes in a Pay for Performance Culture

At the core of our compensation philosophy is our guiding belief that pay should be directly linked to performance of the Company. A substantial portion of executive officer compensation is based on the Compensation and Management Development Committee’s assessment of an individual’s performance.

Compensation Decisions Should Promote the Interests of Stockholders

Compensation should focus management on achieving strong short-term (annual) performance in a manner that supports and ensures our long-term success and profitability. The Compensation and Management Development Committee believes that stock options and restricted stock create long-term incentives that align the interests of management with the long-term interests of stockholders.

Compensation and Performance Pay Should Reflect Position and Responsibility

Total compensation and accountability should generally increase with position and responsibility. Consistent with this philosophy:

•	Total compensation is higher for individuals with greater responsibility and greater ability to influence the Company’s achievement of targeted results and strategic initiatives.

•	Equity-based compensation is higher for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term stock appreciation.

Internal Pay Equity

The Compensation and Management Development Committee believes that internal equity is an important factor to be considered in establishing compensation for our executive officers. A formal policy regarding the ratio of total compensation of the Chief Executive Officer to that of the other officers has not been established, but the Compensation and Management Development Committee does review compensation levels to ensure that appropriate equity exists. The Compensation and Management Development Committee intends to continue to review internal compensation equity and may adopt a formal policy in the future, if it is determined that such a policy would be appropriate.

Compensation Should be Reasonable and Responsible

It is essential that our overall compensation levels be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results. At the same time, we believe that compensation should be set at responsible levels. Our executive compensation programs are intended to be consistent with our focus on controlling costs.

Compensation Disclosures Should be Clear and Complete

The Compensation and Management Development Committee and management believe that all aspects of executive compensation should be clear, comprehensible and promptly disclosed in plain English. The Compensation and Management Development Committee and management believe that compensation disclosures should provide all of the information necessary to permit stockholders to understand our compensation philosophy, our compensation-setting process and how and how much our executives are paid.

Board Process

Compensation and Management Development Committee

The Compensation and Management Development Committee has been delegated the authority by our Board of Directors to approve all compensation and awards to executive officers. With respect to equity compensation awarded to the executive officers and others, the Compensation and Management Development Committee acts as the administrator under our stockholder-approved 2006 Equity Incentive Plan, as amended (the “2006 Plan”), and has the authority under that plan to grant restricted stock or stock options. Generally, equity grants are based upon the recommendation of our Chief Executive Officer, with the Compensation and Management Development Committee retaining ultimate authority to accept, reject or modify such recommendation.

Our Compensation and Management Development Committee meets as often as necessary to perform its duties and responsibilities. The Committee meets with executive management, including our Chief Executive Officer, and conducts meetings in executive session.

At the end of each year, the Compensation and Management Development Committee considers the Company’s performance as well as the individual’s performance and the performance of the divisions for which they are responsible, as applicable. The Committee engages in an active dialogue with the Chief Executive Officer regarding such performance and the determination of the compensation for the senior executive officers.

The Compensation and Management Development Committee meets in executive session each year to: (i) evaluate the performance of the Named Executive Officers, (ii) set the annual compensation of the Named Executive Officers, and (iii) consider and approve any grants of equity incentive compensation to the Named Executive Officers.

Management’s Role in the Compensation-Setting Process

Management plays a significant role in the compensation-setting process. The most significant aspects of which are:

•	to establish the operating budget, which forms the basis for evaluating corporate achievements and the achievements of the divisions our senior executive officers manage that are taken into consideration when evaluating compensation levels for senior executives; and

•	to make recommendations to the Compensation and Management Development Committee on salary levels and option and restricted stock awards, which recommendations are made by our Chief Executive Officer.

Our Chief Executive Officer works with the Compensation and Management Development Committee in establishing the agenda for committee meetings. Management also prepares meeting information for each Compensation and Management Development Committee meeting.

Our Chief Executive Officer also participates in committee meetings at the request of the Compensation and Management Development Committee to provide, among other things:

•	background information regarding the Company’s strategic objectives;

•	his evaluation of the performance of the senior executive officers, including accomplishments, and areas of strength and weakness; and

•	compensation recommendations as to senior executive officers (other than himself).
10

Committee Advisors

Under its charter, the Compensation and Management Development Committee is granted, where appropriate, the authority to retain outside advisors and compensation consultants. The Company is obligated to pay for the advisors and consultants. These advisors will report directly to the Compensation and Management Development Committee. For the year ended December 31, 2013, the Compensation and Management Development Committee did not retain any outside advisors or compensation consultants.

Benchmarking

Our Compensation and Management Development Committee does not base its compensation decisions on benchmarking against a specific peer group of companies. However, the Compensation and Management Development Committee recognizes that our compensation practices must be competitive in the marketplace. The Compensation and Management Development Committee is generally aware of pay practices at other companies in our industry. This marketplace information is only one of the many factors that the Committee considers in assessing the reasonableness of compensation.

Elements of Executive Compensation

Base Salary

Base pay is a critical element of executive compensation. We seek to establish a compensation level that is appropriate recognizing the executive officer’s achievements and contributions. Base pay also provides executives with a secure level of monthly income that is not at risk, and our Compensation and Management Development Committee believes that this gives our executive officers the ability to focus on the longer term and avoid the urgency that could otherwise encourage an executive officer to take unnecessary risks. In determining base salaries our Compensation and Management Development Committee considers the executive officer’s qualifications and experience, scope of responsibilities and future potential, the goals and objectives established for the executive officer, the executive officer’s past performance, the general pay practices at other companies in our industry, internal pay equity and the tax deductibility of base salary.

Equity Based Compensation

We believe that equity compensation is the most effective means of creating a long-term link between the compensation provided to officers and other key management personnel with gains realized by our stockholders.

Our equity compensation plans have been established to provide certain of our employees, including our Named Executive Officers (other than our Chief Executive Officer), with incentives to help align those employees’ interests with the interests of our stockholders. Our equity compensation plans have provided the principal method for our Named Executive Officers to acquire equity or equity linked interests in our Company.

Beginning in 2012, the Compensation and Management Development Committee elected to use restricted stock awards as the primary equity compensation vehicle for our Named Executive Officers. In connection with this decision, the Compensation and Management Development Committee reviewed the type of equity awards other companies were granting to executive officers and also took into account the various costs associated with differing equity awards and determined that granting restricted stock would serve as a better inducement to retaining our Named Executive Officers. The restricted stock grants generally vest in three equal annual increments with the first installment vesting on the grant date.

Prior to 2012, the Compensation and Management Development Committee had opted to use stock options as the primary equity compensation vehicle. All stock options incorporated the following features:

•	the term of the grant did not exceed 10 years (though often was limited to only five years);

•	the grant price was not less than the market price on the date of grant;

•	grants did not include “reload” provisions;

•	repricing of options is prohibited, unless approved by our stockholders; and

•	options generally vest over a term of years (3 to 5 years) beginning with the first anniversary of the date of grant.

The Compensation and Management Development Committee uses equity awards, including restricted stock and stock options, as a long-term incentive vehicle because:

•	restricted stock and stock options align the interests of executives with those of our stockholders, support a pay-for-performance culture, foster employee stock ownership and focus the management team on increasing value for our stockholders; and

•	the vesting period encourages executive retention and the preservation of stockholder value.

In determining the number of options or shares of restricted stock to be granted to senior executive officers, the Compensation and Management Development Committee takes into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value and the individual’s historic and recent performance, the value of the equity awards in relation to other elements of total compensation, internal pay equity and market competitiveness. The Compensation and Management Development Committee has also adopted a general policy of issuing equity awards to senior executive officers on the first business day of January and such equity awards are also to recognize those individual’s contributions for the prior fiscal year.

Additional Benefits

Our executive officers, including our Named Executive Officers, participate in other employee benefit plans generally available to all employees on the same terms as similarly situated employees.

Perquisites to our Named Executive Officers are not a material element of our compensation program. We pay the premiums for our Named Executive Officers’ coverage under our health insurance plans and all of our Named Executive Officers other than our chief executive officer are provided a monthly car allowance.

Change in Control and Severance Arrangements

The employment arrangements of our Named Executive Officers provide them with benefits if their employment is terminated under certain circumstances, including termination following a change in control of the Company. The details and amount of these benefits are set forth below under “Compensation of Executive Officers —Potential Payments Upon Termination or Change in Control — Severance Arrangements”; “Compensation of Executive Officers — Potential Payments Upon Termination or Change in Control — Change-in-Control Arrangements” and “Compensation of Executive Officers — Pension Benefits, Nonqualified Defined Contribution and Other Deferred Compensation Plans.” The employment agreements, including the change in control provisions and the right to receive severance, were initially used to attract qualified executive officers and have continued to be used as a way to retain such qualified executive officers.

Deductibility of Executive Compensation

Our Compensation and Management Development Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain Named Executive Officers.  This limitation does not apply to compensation that meets the requirements under Section 162(m) of the Internal Revenue Code for “qualifying performance based” compensation.  In this regard, we do intend that stock options granted under our 2006 Plan qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code and therefore are exempt from the $1,000,000 limit. However, our Compensation and Management Development Committee may approve compensation that will not meet these requirements in order to, among other things, ensure competitive levels of total compensation of our Named Executive Officers.

2013 Stockholder Advisory Vote on Executive Compensation

In June 2013, over 98% of the stockholder votes which were cast (including those that abstained and excluding broker non-votes) on the stockholder advisory vote regarding our Named Executive Officers’ compensation were in favor of approving such compensation, reflecting very strong stockholder support for our executive compensation programs. The Compensation and Management Development Committee carefully considered these results and a variety of other information in determining compensation structure and amounts for 2014. After taking into account all of the information the Compensation and Management Development Committee believed was relevant to its review, including the high level of stockholder support based on the advisory vote results, the Compensation and Management Development Committee did not make any significant changes to the structure of the executive compensation plans and programs. Moreover, the Compensation and Management Development Committee did determine to continue to use restricted stock, in lieu of stock options, with respect to equity compensation awards that it issued in 2014 as noted below under the heading “2014 Compensation Determinations.”

2013 Compensation Determinations

The Compensation and Management Development Committee uses its judgment and discretion in determining the amount of base salary for each Named Executive Officer, which is reviewed on an annual basis. In December 2012, the Compensation and Management Development Committee in connection with making a determination regarding base salaries for 2013, agreed with management’s recommendation, to issue, in lieu of increasing salaries, cash bonuses and restricted stock grants to our Named Executive Officers in aggregate amounts equal to approximately 50% of their then-current base salaries. The cash bonuses were paid on December 31, 2012 and are reflected in the Bonus column for 2012 in the Summary Compensation Table under “Compensation of Executive Officers” below. The shares of restricted stock were granted on the first business day in January 2013, which is consistent with the Company’s policy and are reflected in the Stock Awards column for 2013 in the Summary Compensation Table under “Compensation of Executive Officers” below.

Therefore, on January 2, 2013, each of Messrs. Stolper, Hames and Forthuber were awarded restricted stock grants of 50,000 shares of our common stock and Mr. Linden was awarded restricted stock grants of 55,000 shares of our common stock, all of which vest in three equal annual increments with the first installment vesting on the grant date. The Compensation and Management Development Committee decided to make these awards in order to provide each of these Named Executive Officers with a more significant equity stake in the Company and a greater incentive to contribute to our long-term success. No equity awards were granted to Dr. Berger who was then already the beneficial owner, directly and indirectly, of approximately 13.14% of our outstanding common stock. The Compensation and Management Development Committee determined that he has a sufficient equity interest in the Company to align his interest with other stockholders.

In November 2013, the Compensation and Management Development Committee agreed with management’s recommendation, consistent with the previous year, to issue, in lieu of increasing salaries for 2014, cash bonuses and restricted stock grants to our Named Executive Officers. The cash bonuses were the same as the year before. Therefore, Messrs. Hames, Forthuber, and Stolper each received a cash bonus of $118,750 while Mr. Linden’s cash bonus was $131,250. The cash bonus for Dr. Berger was $375,000. The cash bonuses are reflected in the Bonus column for 2013 in the Summary Compensation Table under “Compensation of Executive Officers” below.

2014 Compensation Determinations

As stated in the prior paragraph, the Compensation and Management Development Committee determined that salaries would not change for the Named Executive Officers for 2014 and that shares of restricted stock would be granted on the first business day in January 2014, which is consistent with the Company’s policy.

Therefore, effective January 2, 2014, each of Messrs. Stolper, Hames and Forthuber were awarded restricted stock grants equal to $125,000 divided by the closing per share price of the Company’s common stock of $1.62 as of such date (77,160 shares) and Mr. Linden was awarded a restricted stock grant equal to $137,500 divided by the closing price of the Company’s common stock as of such date (84,876 shares), all of which vest in three equal annual increments with the first installment vesting on the grant date. The Compensation and Management Development Committee decided to make these awards in order to provide each of these Named Executive Officers with a more significant equity stake in the Company and a greater incentive to contribute to our long-term success. No equity awards were granted to Dr. Berger who was then already the beneficial owner, directly and indirectly, of approximately 13.13% of our outstanding common stock. The Compensation and Management Development Committee determined that he has a sufficient equity interest in the Company to align his interest with other stockholders.

Risk Consideration in Our Compensation Programs

Our Compensation and Management Development Committee reviewed the concept of risk as it relates to our compensation program and does not believe our compensation program encourages excessive or inappropriate risk taking. We structure our pay to consist of primarily fixed compensation with base salary in cash and non-cash long-term incentive programs. The base salary portion of compensation and in recent years the cash bonuses granted based on the previous year’s performance are designed to provide a steady income regardless of our stock price performance, so that our executive officers do not feel pressured to focus exclusively on stock price performance to the detriment of other important aspects of our business. Our equity incentive grants have traditionally been structured to provide longer term incentives. Our Compensation and Management Development Committee believes our compensation programs strike a balance between providing secure compensation and appropriate long-term incentives, such that our executive officers are not encouraged to take unnecessary or excessive risks.

Compensation Committee Report

The Compensation and Management Development Committee of the Board of Directors is comprised of independent non-employee directors and operates pursuant to a written charter. A copy of the charter can be viewed by visiting our website at www.radnet.com and clicking on “Investors” and then on “Corporate Governance.” The Compensation and Management Development Committee is responsible for setting and overseeing the administration of the policies governing annual compensation of the Company’s executive officers. The Compensation and Management Development Committee reviews the performance and compensation levels for executive officers, including the Chief Executive Officer, and sets salary levels.

The Compensation and Management Development Committee has reviewed and discussed with RadNet’s management the “Compensation Discussion and Analysis” included in this Proxy Statement. Based upon that review and analysis, the Compensation and Management Development Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Proxy Statement.

Submitted by the Compensation and Management Development Committee:

Lawrence L. Levitt, Chair Michael L. Sherman, M.D. David L. Swartz

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our Named Executive Officers:

	Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($)(1)(2)	Option Awards($)(1)	All Other Compensation ($)(4)	Total ($)

Howard G. Berger, M.D.,	2013	700,000(3)	375,000	–	–	16,608	1,091,608
President and Chief	2012	700,000(3)	375,000	–	–	12,166	1,087,166
Executive Officer (principal	2011	625,000(3)	–	–	–	15,336	640,336
executive officer)

Mark D. Stolper,	2013	475,000	118,750	125,500	–	23,969	742,219
Executive Vice President	2012	475,000	118,750	162,750	–	29,596	786,096
and Chief Financial Officer	2011	425,000	–	–	136,981	36,785	598,766
(principal financial officer)

Jeffrey L. Linden,	2013	525,000	131,250	138,050	–	26,206	820,506
Executive Vice President	2012	525,000	131,250	162,750	–	21,766	840,766
and General Counsel	2011	475,000	–	–	136,981	19,685	631,666

Norman R. Hames	2013	475,000	118,750	125,500	–	4,875	724,125
Executive Vice President	2012	475,000	118,750	162,750	–	4,875	761,375
and Chief Operating Officer	2011	425,000	50,000	–	136,981	4,875	616,856
– Western Operation

Stephen M. Forthuber	2013	475,000	118,750	125,500	–	60,000	779,250
Executive Vice President	2012	475,000	118,750	162,750	–	–	756,500
and Chief Operating Officer	2011	425,000	–	–	182,641	–	607,641
– Eastern Operations

(1)	Amounts reflect the aggregate grant date fair value of stock options and stock awards granted in the year computed in accordance with FASB ASC Topic 718. These are not amounts paid to or realized by the officer. Assumptions used in the calculation of these values are included in Note 12 to our audited financial statements included in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the SEC on March 17, 2014, as amended by that certain Amendment No. 1 to Form 10-K filed with the SEC on March 31, 2014.

(2)	The Stock Awards reflected for 2013 are the awards that were issued on January 2, 2013. The Stock Awards reflected for 2012, are the awards that were issued on January 3, 2012.

(3)	For 2011, 2012 and 2013, Dr. Berger received $500,000 in salary from BRMG and received the remaining portion of his base salary from Radnet Management, Inc.

(4)	For 2013, Mr. Stolper and Mr. Linden each received an annual car allowance of $9,600, and Mr. Hames received an annual car allowance of $4,875. The remaining compensation reflected in this column received during 2013 by Mr. Stolper, Mr. Linden and Dr. Berger related to payments by the Company of the premiums for coverage under the Company’s group health insurance plans. For 2013, Mr. Forthuber received an annual car allowance of $15,000. The additional compensation reflected in this column received during 2013 by Mr. Forthuber related to payments accrued for a car allowance in previous years.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of awards to our Named Executive Officers under our 2006 Plan during 2013.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock Awards ($)(1)
Mark D. Stolper	01/02/13	50,000 (2)	125,500
Jeffrey L. Linden	01/02/13	55,000 (2)	138,050
Norman R. Hames	01/02/13	50,000 (2)	125,500
Stephen M. Forthuber	01/02/13	50,000 (2)	125,500

(1)	For discussion regarding the valuation model and assumptions used to calculate the fair value of these stock awards, see footnote (1) to the Summary Compensation Table.

(2)	Each restricted stock award was granted under the 2006 Plan and vests in equal annual increments on January 2nd of 2013, 2014 and 2015, subject to the officer’s continued service.

Outstanding Equity Awards at Fiscal Year End

The table below summarizes outstanding equity awards held by our Named Executive Officers at December 31, 2013.

OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Mark D. Stolper	125,000	–	2.40	06/15/2014	14,620	24,415
	50,000	–	2.70	06/08/2015	25,045	41,825
	25,000	12,500	2.98	01/07/2016

Jeffrey L. Linden	150,000	–	2.40	06/15/2014	25,000	41,750
	100,000	–	2.70	06/08/2015	36,667	61,235
	50,000	25,000	2.98	01/07/2016

Norman R. Hames	150,000	–	2.40	06/15/2014	25,000	41,750
	100,000	–	2.70	06/08/2015	33,333	55,666
	50,000	25,000	2.98	01/07/2016

Stephen M. Forthuber	100,000	–	1.47	04/29/2014	25,000	41,750
	275,000	–	2.40	06/15/2014	33,333	55,666
	100,000	–	2.70	06/08/2015
	66,667	33,333	2.98	01/07/2016

(1)	Relates to stock options issued to the Named Executive Officers under the 2006 Plan. Unless otherwise indicated, one-third of the stock options are fully-vested as of the date of grant and the remaining portion of the options or warrants vest in equal increments on the first and second anniversaries of the date of grant. All stock options have a five-year term from the date of grant.

(2)	Unless otherwise indicated, one-third of the stock awards are fully-vested as of the date of grant and the remaining portion of the restricted stock award vests in equal increments on the first and second anniversaries of the date of grant.

(3)	The aggregate market value is based on the closing price of $1.67 per share of our common stock as of December 31, 2013.

Warrant / Option Exercises and Stock Vested During 2013

The following table sets forth information for the Named Executive Officers regarding the value realized during 2013 for such executives pursuant to warrant or option exercises and the vesting of restricted stock:

	WARRANT / OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mark D. Stolper	–	–	25,000	64,750(2)
			16,667	41,834(3)

Jeffrey L. Linden	–	–	25,000	64,750(2)
			18,333	46,016(3)

Norman R. Hames	898,714	1,761,480	25,000	64,750(3)
			16,667	41,834(3)

Stephen M. Forthuber	–	–	25,000	64,750(2)
			16,667	41,834(3)

(1)	The value realized equals the aggregate fair market value of the common stock acquired on the date of exercise of the warrant minus the aggregate exercise price.

(2)	The value realized equals the aggregate fair market value of our common stock based on the closing price of $2.59 per share on January 3, 2013, the date of vesting.

(3)	The value realized equals the aggregate fair market value of our common stock based on the closing price of $2.51 per share on January 2, 2013, the date of vesting.

Pension Benefits, Nonqualified Defined Contribution and Other Deferred Compensation Plans

We do not have any tax-qualified defined benefit plans, nonqualified defined contribution plans or supplemental executive retirement plans that provide for payments or other benefits to our Named Executive Officers in connection with their retirement.

The employment arrangements of some of our Named Executive Officers include a required payment of deferred compensation upon termination of employment. The following table shows the contributions, earnings and current required payments of deferred compensation.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Howard G. Berger, M.D. (1)	–		–	–	$2,500,000

Jeffrey L. Linden(2)	–		–	–	$2,000,000

Norman R. Hames(3)	–		–	–	$1,050,000

(1)	Dr. Berger is entitled to receive, upon his election to terminate employment, an amount equal to five times his 2010 base salary paid by BRMG. Dr. Berger’s 2010 base salary as paid by BRMG was $500,000. Such payment is subject to post-termination covenants intended to protect the Company’s business.

(2)	Mr. Linden is entitled to receive, upon his election to terminate employment, an amount equal to five times his 2010 base salary. Mr. Linden’s 2010 base salary was $400,000. Such payment is subject to post-termination covenants intended to protect the Company’s business.

(3)	Mr. Hames is entitled to receive, upon his election to terminate employment, an amount equal to three times his 2010 base salary. Mr. Hames’ 2010 base salary was $350,000. Such payment is subject to post-termination covenants intended to protect the Company’s business.

(4)	The above amounts have not been reported as compensation to the listed executive officers in the Summary Compensation Table for any fiscal year.

Employment Agreements

We entered into an employment agreement with Mr. Linden on April 16, 2001, as amended on January 30, 2004, for an initial five-year term that renews automatically for successive one year terms unless otherwise terminated by either party. The employment agreement provides that Mr. Linden’s base salary is $350,000, which was subsequently amended to $475,000 for the fiscal year 2010 and has since been amended to $525,000, effective as of January 1, 2012. The employment agreement also provides that Mr. Linden is eligible for severance benefits as described below under the heading “Potential Payments Upon Termination or Change in Control — Severance Arrangements” and as described above under the heading “Pension Benefits, Nonqualified Defined Contribution and Other Deferred Compensation Plans.” Mr. Linden currently serves as Executive Vice President and General Counsel.

We entered into an employment agreement with Mr. Hames on May 1, 2001, as amended on January 30, 2004 for an initial three-year term that renews automatically for successive one year terms unless otherwise terminated by either party. The employment agreement provides that Mr. Hames’ base salary is $225,000, which was subsequently amended to $425,000 for the fiscal year 2011 and has since been amended to $475,000, effective as of January 1, 2012. The employment agreement also provides that Mr. Hames is eligible for severance benefits as described below under the heading “Potential Payments Upon Termination or Change in Control — Severance Arrangements” and as described above under the heading “Pension Benefits, Nonqualified Defined Contribution and Other Deferred Compensation Plans.” Mr. Hames currently serves as Executive Vice President and Chief Operating Officer — Western Operations.

We entered into an employment agreement with Mr. Stolper effective as of January 1, 2009, under which he serves as our Executive Vice President and Chief Financial Officer until the agreement is terminated by either party. The employment agreement provides that Mr. Stolper’s initial base salary was $350,000, which was subsequently amended to $425,000 for the fiscal year 2011 and has since been amended to $475,000, effective as of January 1, 2012. The employment agreement also provides that he is eligible to participate in all of our bonus or incentive compensation plans generally available to our corporate officers and that he is entitled to certain benefits upon a change-in-control as described below under the heading “Potential Payments Upon Termination or Change in Control — Change-in-Control Arrangements.”

Potential Payments Upon Termination or Change in Control

Payments Made Upon Termination and Retirement

Regardless of the manner in which the employment of a Named Executive Officer is terminated, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	non-equity incentive compensation earned, to the extent vested;

•	equity awarded pursuant to our 2006 Plan, to the extent vested; and

•	unused vacation pay.

Payments Made Upon Death or Disability

In the event of the death or disability of a Named Executive Officer, no additional benefits other than those listed under the heading “Payments Made Upon Termination and Retirement” above, will be paid to our Named Executive Officers.

Severance Arrangements

Under each employment agreement discussed above under the heading “Employment Agreements,” we may terminate such Named Executive Officer’s employment at any time and for any reason upon notice, as specified in each Named Executive Officer’s employment agreement and each Named Executive Officer may resign at any time and for any reason.

Dr. Berger

Dr. Berger has a severance arrangement with BRMG pursuant to a consulting agreement. Under this arrangement, in the event of termination “without cause,” Dr. Berger is entitled to receive a severance payment in an amount equal to five times his 2010 BRMG annual compensation, or approximately $2,500,000. Additionally, in the event of termination “for cause” by BRMG, Dr. Berger is entitled to receive a payment in an amount equal to his 2010 annual base compensation from BRMG, or approximately $500,000.

BRMG may terminate Dr. Berger’s consulting services “for cause” if (i) there is a material breach by Dr. Berger of the agreement which persists for more than thirty (30) days after notice of such breach has been provided, (ii) Dr. Berger willfully breaches or habitually neglects his duties, (iii) Dr. Berger commits any acts of a criminal nature, fraud, dishonest misrepresentations or any acts of moral turpitude, (iv) Dr. Berger’s professional license is suspended, revoked or terminated or (v) Dr. Berger is convicted of a felony or of fraud involving payments or charges for professional medical services.

Mr. Stolper

If we terminate Mr. Stolper’s employment “without cause” or he voluntarily terminates his employment for good reason, Mr. Stolper is entitled to receive a lump sum severance payment in an amount equal to two times his then annual base salary, or a total of $950,000 if hypothetically terminated on December 31, 2013 based upon his 2013 base salary. Such payments are subject to post-termination covenants intended to protect the Company’s business. In addition, all options, warrants or other deferred equity compensation then granted to Mr. Stolper which is unvested at the time of such termination shall immediately vest and if hypothetically terminated on December 31, 2013, the unamortized intrinsic value of such newly vested options, warrants, restricted stock and other deferred equity compensation would be approximately $118,291 based on our December 31, 2013 closing per share price of $1.67.

We may terminate Mr. Stolper’s employment “for cause” (i) if Mr. Stolper is convicted (or pleads guilty or nolo contendere) of a felony or a misdemeanor involving fraud or dishonesty in connection with the performance of his duties under the employment agreement or moral turpitude, (ii) based on the willful and continued failure of Mr. Stolper to perform his duties for a period of 10 days within one fiscal year, or (iii) based on Mr. Stolper’s willingness to engage in misconduct which has, or can reasonably be expected to have, a direct and material adverse monetary effect on the Company.

Mr. Stolper may terminate his employment for “good reason” (i) if the Company is in material default of its obligations under the employment agreement or (ii) if without his consent, his title, duties or job functions are materially diminished, he is assigned duties or responsibilities materially inconsistent with his current position, or he is re-located, and such changes remain unremedied for a period of ten days following notice from Mr. Stolper.

Mr. Linden

If we terminate Mr. Linden’s employment “without cause” or Mr. Linden elects to terminate his employment for any reason, Mr. Linden will be entitled to receive a severance payment in an amount equal to five times his 2010 base salary, or approximately $2,000,000. Such payments are subject to post-termination covenants intended to protect the Company’s business.

We may terminate Mr. Linden’s employment “for cause” if (i) there is a material breach of the agreement which persists for more than thirty (30) days after notice of such breach has been provided, (ii) Mr. Linden willfully breaches or habitually neglects his duties, or (iii) Mr. Linden commits any acts of a criminal nature, fraud, dishonest misrepresentations or any acts of moral turpitude.

Mr. Hames

If we terminate Mr. Hames’ employment “without cause” or Mr. Hames elects to terminate his employment for any reason, Mr. Hames will be entitled to receive a severance payment in an amount equal to three times his 2010 base salary, or approximately $1,050,000. Such payments are subject to post-termination covenants intended to protect the Company’s business.

We may terminate Mr. Hames’ employment “for cause” if (i) there is a material breach of the agreement which persists for more than thirty (30) days after notice of such breach has been provided, (ii) Mr. Hames willfully breaches or habitually neglects his duties, or (iii) Mr. Hames commits any acts of a criminal nature, fraud, dishonest misrepresentations or any acts of moral turpitude.

Mr. Forthuber

We entered into a retention agreement with Mr. Forthuber on November 15, 2006. If we terminate Mr. Forthuber’s employment for any reason other than for “disability” or “cause”, Mr. Forthuber will be entitled to receive a lump sum severance payment in an amount equal to his then annual salary, or a total of $475,000 if hypothetically terminated on December 31, 2013, based upon his 2013 base salary. The severance payment is required to be paid within fifteen business days of the effective date of such termination; provided, that, if the payments are subject to Section 409A of the Code and Mr. Forthuber is deemed a “specified employee” (as defined in Section 409A of the Code), then, such payment shall not be required to be paid until the first day of the seventh month following the effective date of such termination. Mr. Forthuber is also subject to post-termination covenants for twelve months from the effective date of termination intended to protect the Company’s business.

Under the retention agreement, “disability” means that for a period of at least 120 days during any twelve consecutive month period on account of a mental or physical condition, Mr. Forthuber is unable to perform the essential functions of his job, even with reasonable accommodation. The determination of Mr. Forthuber’s disability is required to be made by a medical physician selected or agreed to by the Company or upon mutual agreement between the Company and Mr. Forthuber or his personal representative.

We may terminate Mr. Forthuber’s employment for “cause” (i) if Mr. Forthuber was convicted (or pleads guilty or nolo contendere) of a felony or a misdemeanor involving fraud or dishonesty in connection with the performance of his duties under the retention agreement or moral turpitude; (ii) based on the willful and continued failure of Mr. Forthuber for a total of 10 days (which need not be consecutive days) within any fiscal year to substantially perform his duties (other than any such failure resulting from illness or “disability”) after a written demand for substantial performance from us has been delivered to Mr. Forthuber, which demand specifically identifies the manner in which it claims Mr. Forthuber has not substantially performed his duties, or (iii) Mr. Forthuber has willfully engaged in misconduct which has, or can reasonably be expected to have, a direct and material adverse monetary effect on the Company.

Change-in-Control Arrangements

None of our Named Executive Officers is generally entitled to payment of any special benefits upon a change-in-control of the Company; however all options, warrants and any other deferred equity compensation then granted to Mr. Stolper which is unvested at the time of such change-in-control shall immediately vest. Hypothetically assuming a change-in-control occurred on December 31, 2013, the unamortized intrinsic value of such newly vested options, warrants, restricted stock and other deferred equity compensation would be approximately $118,291 based on our December 31, 2013 closing per share price of $1.67.

Under the 2006 Plan, the Board of Directors of the Company, a committee thereof, or the board of directors of any surviving entity or acquiring entity, may in its discretion, in connection with a “change-in-control”, accelerate the vesting of all or any part of the options that are then outstanding and terminate any restrictions on all or any part of the restricted stock awards. A “change-in-control” under the 2006 Plan shall mean: a merger or consolidation in which the Company is not the surviving entity (or survives only as a subsidiary of another entity whose stockholder did not own all or substantially all of our common stock immediately before such transaction); a sale of all or substantially all of our assets to another person or entity (other than a wholly-owned subsidiary of the Company); an acquisition of beneficial ownership of a controlling interest in the outstanding shares of our common stock by any person or entity (including a “group”) as defined under Section 13(d)(3) of the Exchange Act); the dissolution or liquidation of the Company; a contested director election that results in the persons who were directors before such election or their nominees ceasing to constitute a majority of the board; or any other event that may be specified in the specific awards granted by the Board of Directors or a committee thereof pursuant to the 2006 Plan.

COMPENSATION OF DIRECTORS

Overview of Director Compensation

We use cash and stock based incentive compensation to attract and retain qualified candidates to serve on our board. In setting director compensation, we consider the significant amount of time that our directors expend in fulfilling their duties to our Company as well as the skill level required by the members of our board. In addition, our certificate of incorporation and bylaws include indemnification provisions for our directors and executive officers and we maintain liability insurance for our directors and officers.

Cash Compensation Paid to Non-Employee Board Members

The Board of Directors revised the compensation structure for non-employee directors, effective as of April 1, 2012, as set forth below:

Annual cash compensation	$35,000
Audit Committee Chair annual cash compensation	$15,000
Compensation and Management Development Committee Chair annual cash compensation	$7,500
Nominating and Governance Committee Chair annual cash compensation	$7,500
Committee Meeting Attendance (per meeting)	$1,500
Board Meeting Attendance (per meeting)	$2,000

Employee directors do not receive any additional compensation for their service as a director.

Equity Compensation

Effective as of January 1, 2012, non-employee members of our Board of Directors are entitled to receive an annual restricted stock grant of 50,000 shares on the first trading day of the year. One third of the restricted stock shall vest on the date of grant and one-third shall vest on the first and second anniversaries of the date of grant. However, for 2013 only, the Board of Directors determined, in part due to possible increase in taxes, that the annual restricted stock grant that would otherwise be issued on the close of business on the first trading day of the year would be issued on December 20, 2012 instead.

Director Compensation - 2013

The table below summarizes the cash and non-cash director fees received for the fiscal year ended December 31, 2013 by each of our non-employee directors.

Name	Fees Earned or Paid in Cash ($)
Marvin S. Cadwell (1)	56,500

Lawrence L. Levitt (1)	65,500

Michael L. Sherman, M.D. (1)	59,500

David L. Swartz (1)	73,000

         __________

(1)	As of December 31, 2013, each of Messrs. Cadwell, Levitt, Sherman and Swartz had 33,333 shares of unvested restricted stock and 116,250 shares subject to vested stock options. No restricted stock grants were issued in 2013 since the grants that would otherwise have been issued on the first trading day of that year were issued on December 20, 2012 instead.

Director Compensation - 2014

In 2013, the Board of Directors determined that the cash compensation structure for non-employee directors would be the same as provided in 2013 but determined that the number of shares subject to the annual restricted stock grant would be equal to $125,000 based on the closing price of the Company’s common stock on January 2, 2014. Each director therefore received a restricted stock grant of 77,160 shares on January 2, 2014, with one-third vested as of the grant date and the remaining portion vesting in two equal annual installments on January 2, 2015 and 2016, respectively, subject to continued service.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation and Management Development Committee are Lawrence L. Levitt, Michael Sherman, M.D., and David L Swartz, all of whom qualify as independent directors. Mr. Levitt serves as the Chairman of the Compensation and Management Development Committee. No member of the Compensation and Management Development Committee has had a relationship with our Company or any of our subsidiaries other than as directors and stockholders and no member has been an officer or employee of our Company or any of our subsidiaries, a participant in a “related person” transaction or an executive officer of another entity, where one of our executive officers serves on the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 31, 2014, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding shares of common stock;

•	our principal executive officer, principal financial officer and each of our three other most highly compensated executive officers as of December 31, 2013 (collectively, the “Named Executive Officers”);

•	each director; and

•	all of our current executive officers and directors as a group.

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

Applicable percentage ownership is based on 41,117,823 shares of common stock outstanding on March 31, 2014. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission (the “SEC”). In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Shares Beneficially Owned		Percent of Shares Beneficially Owned
5% or Greater Stockholders
Alan Weber(1)	2,440,321		5.93%

Directors and Named Executive Officers
Howard G. Berger, M.D.(2)	5,396,140	(3)	13.12%
Marvin S. Cadwell	287,338	(4)	*
John V. Crues, III, M.D.	861,868	(5)	2.09%
Norman R. Hames	997,874	(6)	2.41%
Lawrence L. Levitt	288,410	(7)	*
Michael L. Sherman, M.D.	334,017	(8)	*
David L. Swartz	335,467	(9)	*
Stephen M. Forthuber	777,160	(10)	1.86%
Jeffrey L. Linden	1,151,398	(11)	2.78%
Mark D. Stolper	434,932	(12)	1.05%
All directors and executive officers as a group (11 persons)	11,251,332	(13)	26.02%

*	Represents less than 1%.

(1)	According to the Schedule 13D/A filed with the SEC on June 4, 2013, Mr. Weber maintains shared voting power over an aggregate of 2,002,615 shares of our common stock beneficially owned by JB Capital Partners LP for which Mr. Weber is the general partner. Mr. Weber maintains sole voting power of 437,706 shares of our common stock, which includes shares held by Mr. Weber’s spouse and held in custodial accounts for the benefit of his children. Mr. Weber disclaims beneficial ownership of the securities beneficially held by JB Capital Partners LP, except to the extent he has any pecuniary interest therein, if any. The address set forth in the Schedule 13D filing is 5 Evan Place, Armonk, New York 10504.

(2)	As a result of his stock ownership and positions as president, chief executive officer and chairman, Dr. Berger may be deemed to be a controlling person of our Company.

(3)	Beneficial ownership includes 270,026 shares held by the Howard and Fran Berger Family Trust, or the Trust, and 5,126,114 shares held by HFB Enterprises, LLC, or the LLC; Dr. and Mrs. Berger are co-trustees of the Trust and are co-managers of the LLC.

(4)	Beneficial ownership includes 91,250 shares subject to options exercisable within 60 days of March 31, 2014 and 68,107 shares of unvested time-based restricted stock.

(5)	Beneficial ownership includes 6,000 shares held by Dr. Crues’ spouse and 100,000 shares subject to options exercisable within 60 days of March 31, 2014 and 68,107 shares of unvested time-based restricted stock.

(6)	Beneficial ownership includes 325,000 shares subject to options exercisable within 60 days of March 31, 2014 and 68,107 shares of unvested time-based restricted stock.

(7)	Beneficial ownership includes 91,250 shares subject to options exercisable within 60 days of March 31, 2014 and 68,107 shares of unvested time-based restricted stock.

(8)	Beneficial ownership includes 91,250 shares subject to options exercisable within 60 days of March 31, 2014 and 1,950 shares held by Dr. Sherman’s spouse and 68,107 shares of unvested time-based restricted stock.

(9)	Beneficial ownership includes 91,250 subject to options exercisable within 60 days of March 31, 2014 and 31,500 shares held by Mr. Swartz’s spouse and 68,107 shares of unvested time-based restricted stock.

(10)	Beneficial ownership includes 575,000 shares subject to options exercisable within 60 days of March 31, 2014 and 68,107 shares of unvested time-based restricted stock.

(11)	Beneficial ownership includes 325,000 shares subject to options exercisable within 60 days of March 31, 2014 and 74,917 shares of unvested time-based restricted stock.

(12)	Beneficial ownership includes 212,500 shares subject to options exercisable within 60 days of March 31, 2014 and 25,045 shares of unvested time-based restricted stock.

(13)	Beneficial ownership includes 2,127,500 shares subject to options exercisable within 60 days of March 31, 2014, 617,864 shares of unvested time-based restricted stock and 39,450 shares held indirectly by certain spouses of the officers and directors.

Equity Compensation Plan Information

We have two stock incentive plans: our 2000 Long-Term Incentive Plan (the “2000 Plan”) and our 2006 Equity Incentive Plan (the “2006 Plan”).

We reserved 1,000,000 shares of common stock for issuance under our 2000 Plan. As of December 31, 2013, there were 7,500 options outstanding under the 2000 Plan. Upon approval of the 2006 Plan, we ceased granting awards under the 2000 Plan.

We have reserved 11,000,000 shares of common stock for issuance under our 2006 Plan. The 2006 Plan provides for the grant of stock options (incentive and non-qualified), stock awards, stock appreciation rights and cash awards. If an award is cancelled, terminates, expires, or lapses for any reason without having been fully exercised or vested, or is settled for less than the full number of shares of common stock represented by such award actually being issued, the unvested, cancelled, or unissued shares of common stock generally will be returned to the available pool of shares reserved for issuance under the 2006 Plan. Notwithstanding the foregoing, the aggregate number of shares of common stock that may be issued under the 2006 Plan upon the exercise of incentive stock options shall not be increased for restricted shares that are forfeited or repurchased. Notwithstanding anything in the 2006 Plan, or any award agreement to the contrary, shares attributable to awards transferred under any award transfer program shall not be again available for grant under the 2006 Plan. In addition, if we experience a stock dividend, reorganization, or other change in our capital structure, the administrator may, in its discretion, adjust the number of shares available for issuance under the 2006 Plan and any outstanding awards as appropriate to reflect the stock dividend or other change. The share number limitations included in the 2006 Plan will also adjust appropriately upon such event. As of December 31, 2013, we had 6,383,750 options, warrants and shares of restricted stock outstanding and 4,596,250 available for grant under the 2006 Plan.

The following table sets forth, for each of the Company’s equity compensation plans, the number of shares of common stock subject to outstanding options and stock awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2013.

Plan Category	(A) Number of Shares to Be Issued Upon Exercise of Outstanding Options And Warrants (#)	(B) Weighted Average Exercise Price of Outstanding Options and Warrants ($)	(C) Number of Shares Remaining Available For Future Issuance Under Equity Incentive Plans (Excluding Shares Reflected in Column (A))
Equity incentive plans approved by stockholders	4,701,250	3.15	4,596,250
Equity incentive plans not approved by stockholders(1)	200,000	2.62	–
TOTAL	4,901,250

(1)	Consists of shares available upon exercise of warrants granted under various types of arrangements to employees and in exchange for outside services. All warrants were issued with an exercise price equal to the fair value of the underlying common stock on the date of grant. The warrants expire from five to seven years from the date of grant and the vesting terms were determined by the Board of Directors or the Compensation and Management Development Committee on the date of grant. All of the warrants were fully vested as of December 31, 2013.

The 2000 Plan and 2006 Plan are administered by the Compensation and Management Development Committee, which has the power to determine matters related to outstanding option awards under the Plans, including conditions of vesting and exercisability. Options granted under the Plans expire no later than 10 years from the grant date. Options generally vest in increments over three or five years from the date of grant. Options granted to non-employee directors however are fully vested upon issuance. Restricted stock grants issued to employees and non-employee directors generally vest in equal annual increments over two years from the date of grant with one-third vested as of the date of grant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Party Transactions

As a matter of policy, the Board of Directors reviews any transaction in which we are proposed to be a party, directly or indirectly, and any of the following persons or entities is or is entitled to be a party, directly or indirectly, to the transaction or any director has a material financial interest in the transaction: (i) any of our executive officers or any related person of any such officer or a director, (ii) any person or entity of which the executive officer or director or any related person is the owner of more than 5% of the securities, (iii) any person or entity that controls one or more of the persons specified in subparagraph (ii) or a person that is controlled by, or is under common control with, one or more of the persons specified in subparagraph (ii), or (iv) an individual who is a general partner, principal or employer of a director. Additionally, any transaction which would be required to be disclosed pursuant to Item 404 of Regulation S-K is reviewed by the Board of Directors.

Related Party Transactions

Howard G. Berger, M.D., is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.12% of our outstanding common stock as of March 31, 2014. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at 101 of our facilities located in California under a management agreement with us, and contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. In 2013, Dr. Berger received $500,000 of his salary from BRMG.

We have a management agreement with BRMG that expires on January 1, 2015 but includes an automatic renewal for consecutive 10-year periods. Under our management agreement, BRMG pays us, as compensation for the use of our facilities and equipment and for our services, a percentage of the gross amounts collected for the professional services it renders. The percentage, which was 79%, at December 31, 2013, is adjusted annually, if necessary, to ensure that the parties receive fair value for the services they render. In operation and historically, the annual revenue of BRMG from all sources closely approximates its expenses, including Dr. Berger’s compensation, fees payable to us and amounts payable to third parties. For administrative convenience and in order to avoid inconveniencing and confusing our payors, a single bill is prepared for both the professional medical services provided by the radiologists and our non-medical, or technical, services, generating a receivable for BRMG. BRMG is a guarantor under our first lien term loan facility, as amended, and revolving credit facility and under our new second lien term loan facility entered into in March 2014.

John V. Crues III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG. Dr. Crues receives all of his salary from BRMG. In 2013, Dr. Crues received a fixed base salary amount of $500,000 and was also entitled to 10% of the revenues from certain programs Dr. Crues administers for BRMG, for a total salary of $588,071.79. Dr. Crues also owns a controlling interest in three medical groups that provide professional medical services to our imaging facilities located in New York, New York, two of which we acquired as part of our December 31, 2012 acquisition of Lenox Hill and one in connection with our August 1, 2013 acquisition of Manhattan Diagnostic Radiology.

Cohen & Lord, a professional corporation, a law firm with which Mr. Linden is associated, received $190,158 in fees for the year ended December 31, 2013. Mr. Linden has specifically waived any interest in the fees paid to Cohen & Lord by RadNet since becoming an officer of RadNet in 2001.

We use World Wide Express, a package delivery company owned 75% by Mr. Hames, to provide delivery services for us. The rates charged by World Wide Express are very competitive with those charged by other third-party package delivery companies. During the year ended December 31, 2013, we paid approximately $955,000 to World Wide Express for those services.

On June 1, 2009 we entered into a 10-year operating lease for a building at one of our imaging centers located in Wilmington, Delaware in which our Senior Vice President of Materials Management is a 50% owner. The monthly rent under this operating lease is approximately $25,000. We believe that the monthly lease amount is in line with similar 10-year lease contracts available for comparable buildings in the area.

Director Independence

Our Board of Directors annually determines the independence of our directors in accordance with the independence requirements under the NASDAQ and the SEC rules. As a result of this review, our Board of Directors has determined that Marvin S. Cadwell, Lawrence L. Levitt, Michael L. Sherman, M.D. and David Swartz each qualify as independent directors in accordance with the NASDAQ and the SEC rules. Each of Howard G. Berger, M.D., John V. Crues, III, M.D., and Norman R. Hames is an executive officer of our Company and therefore they do not qualify as independent directors.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees

The following table presents fees for professional audit and other services rendered by Ernst & Young LLP for the audit of our annual financial statements as of and for the fiscal years ended December 31, 2012 and 2013 and fees billed for other services rendered by Ernst & Young LLP during that period.

	2012	2013
Audit Fees(1)	$1,039,500	$1,265,600
Audit-Related Fees(2)	$160,000	$116,495
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	$1,199,500	$1,381,579

___________________

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, acquisitions and tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm

As a matter of policy, all audit and non-audit services provided by our independent registered public accounting firm are approved in advance by the Audit Committee, which considers whether the provision of non-audit services is compatible with maintaining such firm’s independence. All services provided by Ernst & Young LLP during the fiscal year ended December 31, 2013 and the fiscal year ended December 31, 2012 were pre-approved by the Audit Committee. The Audit Committee has considered the role of Ernst & Young LLP in providing services to us for the fiscal year ended December 31, 2013 and has concluded that such services are compatible with their independence as our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Part IV of the Amended Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment No. 2.

(a)(3)      Exhibits

Exhibit No.	Description of Exhibit
31.1	CEO Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

31.2	CFO Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
Date: April 30, 2014	/s/ HOWARD G. BERGER, M.D .
Howard G. Berger, M.D., President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant in the capacities and on the dates indicated.

By	/s/ HOWARD G. BERGER, M.D.
Howard G. Berger, M.D., Director, Chief Executive Officer and President

Date: April 30, 2014

By	/s/ MARVIN S. CADWELL *
Marvin S. Cadwell, Director

Date: April 30, 2014

By	/s/ JOHN V. CRUES, III, M.D. *
John V. Crues, III, M.D., Director

Date: April 30, 2014

By	/s/ NORMAN R. HAMES *
Norman R. Hames, Director

Date: April 30, 2014

By	/s/ DAVID L. SWARTZ *
David L. Swartz, Director

Date: April 30, 2014

By	/s/ LAWRENCE L. LEVITT *
Lawrence L. Levitt, Director

Date: April 30, 2014

By	/s/ MICHAEL L. SHERMAN, M.D. *
Michael L. Sherman, M.D., Director

Date: April 30, 2014

By	/s/ MARK D. STOLPER
Mark D. Stolper, Chief Financial Officer (Principal Accounting Officer)

Date: April 30, 2014 * By Mark D. Stolper, as attorney-in-fact

