Form 10-Q
period 2014-03-31
RadNet, Inc.
filed 2014-05-12
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock outstanding on May 7, 2014, was 41,749,215 shares.

RADNET, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (unaudited)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$291	$8,412
Accounts receivable, net	140,629	133,599
Current portion of deferred tax assets	16,691	13,321
Prepaid expenses and other current assets	25,255	21,012
Total current assets	182,866	176,344

PROPERTY AND EQUIPMENT, NET	226,209	218,547

OTHER ASSETS
Goodwill	196,705	196,395
Other intangible assets	49,334	50,042
Deferred financing costs, net of current portion	7,886	8,735
Investment in joint ventures	28,939	28,949
Deferred tax assets, net of current portion	41,080	39,914
Deposits and other	4,225	3,650
Total assets	$737,244	$722,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$90,459	$106,316
Due to affiliates	1,548	2,655
Deferred revenue	1,305	1,344
Current portion of notes payable	19,617	3,103
Current portion of deferred rent	1,963	1,896
Current portion of obligations under capital leases	6,586	3,075
Total current liabilities	121,478	118,389

LONG-TERM LIABILITIES
Deferred rent, net of current portion	19,265	18,989
Line of credit	18,100	–
Notes payable, net of current portion	570,207	572,669
Obligations under capital lease, net of current portion	10,329	2,779
Other non-current liabilities	7,183	7,540
Total liabilities	746,562	720,366

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock - $.0001 par value, 200,000,000 shares authorized; 41,117,823, and 40,089,196 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	4	4
Paid-in-capital	174,620	173,622
Accumulated other comprehensive loss	(68)	(50)
Accumulated deficit	(186,080)	(173,656)
Total RadNet, Inc.'s stockholders' deficit	(11,524)	(80)
Noncontrolling interests	2,206	2,290
Total stockholders' (deficit) equity	(9,318)	2,210
Total liabilities and stockholders' (deficit) equity	$737,244	$722,576

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended March 31,
	2014	2013
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$158,763	$163,741
Provision for bad debts	(6,893)	(6,822)
Net service fee revenue	151,870	156,919
Revenue under capitation arrangements	17,006	16,021
Total net revenue	168,876	172,940

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	145,030	149,562
Depreciation and amortization	15,571	14,760
Loss on sale and disposal of equipment	246	170
Severance costs	481	123
Total operating expenses	161,328	164,615

INCOME FROM OPERATIONS	7,548	8,325

OTHER INCOME AND EXPENSES
Interest expense	11,772	12,147
Meaningful use incentive	(1,762)	–
Equity in earnings of joint ventures	(1,067)	(1,206)
Loss on early extinguishment of Senior Notes	15,456	–
Other expenses (income)	2	(2)
Total other income and expenses	24,401	10,939

LOSS BEFORE INCOME TAXES	(16,853)	(2,614)
Benefit from income taxes	4,478	1,248

NET LOSS	(12,375)	(1,366)
Net income (loss) attributable to noncontrolling interests	49	(24)

NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(12,424)	$(1,342)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(0.31)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	40,010,080	39,314,447

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(IN THOUSANDS)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
NET LOSS	$(12,375)	$(1,366)
Foreign currency translation adjustments	(18)	(59)

COMPREHENSIVE LOSS	(12,393)	(1,425)
Less comprehensive income (loss) attributable to non-controlling interests	49	(24)

COMPREHENSIVE LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(12,442)	$(1,401)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

					Accumulated Other	Total Radnet, Inc.'s		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity	Noncontrolling	Equity
	Shares	Amount	Capital	Deficit	Loss	Deficit	Interests	(Deficit)
BALANCE - JANUARY 1, 2014	40,089,196	$4	$173,622	$(173,656)	$(50)	$(80)	$2,290	$2,210
Issuance of common stock upon exercise of options/warrants	16,842	–	29	–	–	29	–	29
Stock-based compensation	–	–	969	–	–	969	–	969
Issuance of restricted stock	1,011,785	–	–	–	–	–	–	–
Distributions paid to noncontrolling interests	–	–	–	–	–	–	(133)	(133)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(18)	(18)	–	(18)
Net (loss) income	–	–	–	(12,424)	–	(12,424)	49	(12,375)
BALANCE - MARCH 31, 2014	41,117,823	$4	$174,620	$(186,080)	$(68)	$(11,524)	$2,206	$(9,318)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,375)	$(1,366)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,571	14,760
Provision for bad debts	6,893	6,822
Equity in earnings of joint ventures	(1,067)	(1,206)
Distributions from joint ventures	1,866	1,921
Deferred rent amortization	343	433
Amortization of deferred financing costs	552	457
Write off of deferred loan costs due to refinance	665	–
Amortization of bond and term loan discounts	616	400
Loss on sale and disposal of equipment	246	170
Loss on early extinguishment of Senior Notes	15,456	–
Stock-based compensation	1,025	952
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(13,923)	(11,782)
Other current assets	(4,503)	(5,099)
Other assets	(575)	(105)
Deferred taxes	(4,536)	–
Deferred revenue	(39)	3
Accounts payable and accrued expenses	(11,075)	8,861
Net cash (used in) provided by operating activities	(4,860)	15,221

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(360)	(3,625)
Purchase of property and equipment	(17,047)	(12,926)
Proceeds from sale of equipment	4	270
Proceeds from sale of joint venture interests	–	2,640
Equity contributions in existing joint ventures	(789)	(724)
Net cash used in investing activities	(18,192)	(14,365)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(1,929)	(2,697)
Proceeds from borrowings	210,000	–
Payments on Senior Notes	(204,468)	–
Deferred financing costs	(6,650)	–
Proceeds from, net of payments on, line of credit	18,100	1,500
Distributions to noncontrolling interests	(133)	–
Proceeds from issuance of common stock upon exercise of options/warrants	29	469
Net cash provided by (used in) financing activities	14,949	(728)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18)	(59)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,121)	69

CASH AND CASH EQUIVALENTS, beginning of period	8,412	362

CASH AND CASH EQUIVALENTS, end of period	$291	$431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$14,508	$5,531

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $5.0 million and $7.7 million during the three months ended March 31, 2014 and 2013, respectively, which were not paid for as of March 31, 2014 and 2013, respectively. The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable and accrued expenses.

During the three months ended March 31, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology, or X-ray, fluoroscopy and other related procedures. At March 31, 2014, we operated directly or indirectly through joint ventures, 250 imaging centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  Our operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.12% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.

John V Crues, III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG.  Dr. Crues owns a controlling interest in three medical groups (“Crues Entities”) which provide professional medical services at some of our facilities in Manhattan and Brooklyn, New York while Dr. Berger owns a controlling interest in two medical groups (“NY Berger Entities”) which provide professional medical services at one of our Manhattan, New York facilities.  The Crues Entities and the NY Berger Entities are collectively hereinafter referred to as the “B&C Entities.”

RadNet provides non-medical, technical and administrative services to BRMG and the B&C Entities for which it receives a management fee, pursuant to the related management agreements. Through these management agreements and our relationship with both Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision-making related to the ongoing business operations of BRMG and the B&C Entities and we determine the annual budget of BRMG and the B&C Entities and make all physician employment decisions. BRMG and the B&C Entities both have insignificant operating assets and liabilities, and de minimis equity. Through these management agreements, all cash flows of both BRMG and the B&C Entities are transferred to us.

We have determined that BRMG and the B&C Entities are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each. BRMG and the B&C Entities on a combined basis recognized $20.6 million and $17.4 million of revenue, net of management service fees to RadNet, Inc., for the three months ended March 31, 2014 and 2013, respectively, and $20.6 million and $17.4 million of operating expenses for the three months ended March 31, 2014 and 2013, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $89.0 million and $80.6 million of total billed net service fee revenue relating to these VIE’s for the three months ended March 31, 2014 and 2013, respectively, of which $68.5 million and $63.2 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended March 31, 2014 and 2013, respectively.

The cash flows of BRMG and the B&C Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2014 and December 31, 2013, we have included approximately $62.6 million and $65.2 million, respectively, of accounts receivable and approximately $11.2 million and $11.9 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the B&C Entities combined.

The creditors of both BRMG and the B&C Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the B&C Entities. However, both BRMG and the B&C Entities are managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from certain centers in California and all of our centers in New York City where we contract with BRMG and the B&C Entities, respectively, for the provision of professional medical services, at all of our other centers, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-B&C Entities) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended March 31, 2014 and 2013 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, as amended.

Significant Accounting Policies

During the period covered in this report, there have been no material changes to the significant accounting policies we use, and have explained, in our annual report on Form 10-K for the fiscal year ended December 31, 2013. The information below is intended only to supplement the disclosure in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended.

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to centers affiliated with both BRMG and the B&C Entities, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the B&C Entities as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the B&C Entities. As it relates to non-BRMG and B&C Entity centers, this service fee revenue is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG and B&C Entity centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three months ended March 31, 2014 and 2013 is summarized in the following table (in thousands):

	2014	2013

Commercial insurance	$104,614	$106,558
Medicare	33,666	35,713
Medicaid	5,163	5,777
Workers' compensation/personal injury	7,453	7,316
Other	7,867	8,377
Service fee revenue, net of contractual allowances and discounts	158,763	163,741
Provision for bad debts	(6,893)	(6,822)
Net service fee revenue	151,870	156,919
Revenue under capitation arrangements	17,006	16,021
Total net revenue	$168,876	$172,940

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

Meaningful Use Incentive

Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software will be eligible for the available financial incentive money. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. Once an attestation is accepted by Medicare, payments will be made in four to eight weeks to the same taxpayer identification number and through the same channels as their claims payments are made. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $1.8 million during the three months ended March 31, 2014 relating to this incentive.

Liquidity and Capital Resources

We had cash and cash equivalents of $291,000 and accounts receivable of $140.6 million at March 31, 2014, compared to cash and cash equivalents of $8.4 million and accounts receivable of $133.6 million at December 31, 2013. We had a working capital balance of $61.4 million and $58.0 million at March 31, 2014 and December 31, 2013, respectively. We had net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2014 and 2013 of $12.4 million and $1.3 million, respectively.  We also had stockholders’ (deficit) equity of ($9.3 million) and $2.2 million at March 31, 2014 and December 31, 2013, respectively.

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

Included in our condensed consolidated balance sheet at March 31, 2014 are $6.5 million of senior notes, $581.2 million of senior secured term loan debt (net of unamortized discounts of $14.1 million) and $18.1 million aggregate principal amount outstanding under the revolving credit facility.

The following describes our most recent financing activities:

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, as amended by that certain first amendment date April 3, 2013 (collectively, the “Refinance Agreement”), by entering into a second amendment to the Refinance Agreement (the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

Second Lien Credit and Guaranty Agreement. Radnet Management entered into a Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement”) to provide for, among other things, the borrowing by Radnet Management of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the senior notes, as more fully described below under the heading “Senior Notes”, to pay the expenses related to the transaction and for general corporate purposes.

Line of Credit. The $101.25 million revolving credit line established in the Credit and Guaranty Agreement dated October 10, 2012 was unaltered by the agreements above and remains in place.

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Refinance Agreement, as amended by the 2013 Amendment,, which are (a) the Adjusted Eurodollar Rate plus 3.25% or (b) the base rate plus 2.25%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on all of the term loans under the Refinance Agreement. The Adjusted Eurodollar Rate at March 31, 2014 was 0.33%.

Payments. The scheduled amortization of the term loans under the Refinance Agreement has been increased from quarterly payments of $975,000 to quarterly payments of $5,191,563 starting in June 2014, with the remaining balance to be paid at maturity.

The other material terms of the Refinance Agreement remain unchanged as described in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate plus 7.0% or (b) the base rate plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at March 31, 2014 was 0.33%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. All principal will be due and payable on the termination date described below.

Termination. The termination date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by acceleration or otherwise.

Restrictive Covenants. In addition to certain customary covenants, the Second Lien Credit Agreement places restrictions on indebtedness, liens, and investments, and places limits on distributions to stockholders (including the repurchase of shares) and other junior payments.

Financial Covenants. The Second Lien Credit Agreement contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain customary events of default, events of default under the Second Lien Credit Agreement include failure to pay principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Second Lien Term Loans within five days after the due date, failure of any loan party to comply with any covenant or agreements, subject to applicable grace periods and/or notice requirements, or a material breach of any representation or warranty contained in the loan documents. The occurrence of an event of default could permit the lenders under the Second Lien Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

These limitations are subject to a number of important qualifications and exceptions, as described in the Second Lien Credit Agreement. As of March 31, 2014, we were in compliance with all covenants.

Senior Notes

On April 6, 2010, we issued and sold $200 million of 10 3/8% senior unsecured notes due 2018 at a price of 98.680% (the “senior notes”).  All payments of the senior notes, including principal and interest, were guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries.  The senior notes were issue under an indenture dated April 6, 2010 (the “Indenture”), by and among Radnet Management, Inc., as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee. We have paid interest on the senior notes on April 1 and October 1 of each year, commencing October 1, 2010, and they will expire on April 1, 2018.

Optional Redemption. Under the Indenture, Radnet Management could redeem the senior notes, in whole or in part, at any time on or after April 1, 2014, at the redemption prices specified under the Indenture. Prior to April 1, 2014, Radnet Management was also permitted to redeem the senior notes, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole premium established by the Indenture and accrued and unpaid interest, if any.

Tender Offer and Exercise of Optional Redemption. On March 7, 2014, Radnet Management commenced a tender offer to purchase for cash any and all outstanding senior notes. In connection with the tender offer, Radnet Management also commenced a consent solicitation to amend the Indenture to eliminate or modify certain restrictive covenants. On March 25, 2014 (the “Initial Payment Date”), Radnet Management made a payment in cash for all senior notes tendered prior to 5:00 P.M., New York City time, on March 20, 2014 (the “Consent Payment Deadline”). As of the Consent Payment Deadline, Radnet Management had received tenders and consents in respect of $193,464,000 aggregate principal amount of the senior notes, representing 96.73% of the outstanding senior notes, all of which were accepted for purchase. The total consideration for each $1,000 principal amount of senior notes validly tendered and not withdrawn at or prior to the Consent Payment Deadline and accepted for purchase was $1,056.88 (the “Total Consideration”), which amount included a consent payment (the “Consent Payment”) of $30.00 per $1,000 principal amount of senior notes. In addition, all senior notes accepted for payment received accrued and unpaid interest in respect of such notes from the last interest payment date prior to the applicable settlement date to, but not including, the applicable settlement date. The tender offer expired on April 3, 2014 and between the Consent Payment Deadline and the expiration of the tender offer, no additional senior notes were tendered. Radnet Management also called for redemption all of its remaining outstanding senior notes, which redemption is described more fully under Note 8, “Subsequent Events”. For the three month ended March 31, 2014, RadNet recorded a loss on early extinguishment of Senior Notes of $15.5 million related to this offer.

Capital Lease Investments

During the three months ended March 31, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

NOTE 2 – RECENT ACCOUNTING STANDARDS

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 became effective for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our financial statements.

NOTE 3 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2014	2013

Net loss attributable to RadNet, Inc.'s common stockholders	$(12,424)	$(1,342)

BASIC AND DILUTED NET LOSS PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	40,010,080	39,314,447
Basic and diluted net loss per share attributable to RadNet, Inc.'s common stockholders	$(0.31)	$(0.03)

For the three months ended March 31, 2014, and 2013 we excluded all outstanding options, warrants and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

NOTE 4 – INVESTMENT IN JOINT VENTURES

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

The following table is a roll forward of our investment in joint ventures during the three months ended March 31, 2014 (in thousands):

Balance as of December 31, 2013	$28,949
Equity contributions in existing joint ventures	789
Equity earnings in these joint ventures	1,067
Distribution of earnings	(1,866)
Balance as of March 31, 2014	$28,939

We received management service fees from the centers underlying these joint ventures of approximately $2.4 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively. We eliminate from total fees recorded the uncollected portion at period end of these fees that are associated with our ownership interests and offset this with an increase to our equity earnings.

The following table is a summary of key financial data for these joint ventures as of March 31, 2014 (in thousands) and for the three months ended March 31, 2014 and 2013 (in thousands):

Balance Sheet Data:	March 31, 2014

Current assets	$15,912
Noncurrent assets	48,119
Current liabilities	(5,127)
Noncurrent liabilities	(6,302)
Total net assets	$52,602

Book value of Radnet joint venture interests	$23,792
Cost in excess of book value of acquired joint venture interests	4,772
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	375
Total value of Radnet joint venture interests	$28,939
Total book value of other joint venture partner interests	$28,810

Income Statement Data for the three months ended March 31,	2014	2013

Net revenue	$22,806	$22,281
Net income	$2,149	$2,733

NOTE 5 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options and Warrants

We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of March 31, 2014, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of March 31, 2014, 4,248,000, or approximately 95.3%, of the 4,458,000 outstanding stock options and warrants granted under our option plans are fully vested.  During the three months ended March 31, 2014, we did not grant options or warrants under our 2006 Plan.

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

As of March 31, 2014, all 200,000 the outstanding warrants outside the 2006 Plan are fully vested. During the three months ended March 31, 2014, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions during the three months ended March 31, 2014:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Outstanding Options and Warrants		Exercise price	Contractual Life	Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2013	4,701,250	$3.15
Granted	–	–
Exercised	(43,250)	2.41
Canceled or expired	(200,000)	5.66
Balance, March 31, 2014	4,458,000	3.04	1.21	$1,392,910
Exercisable at March 31, 2014	4,248,000	3.06	1.11	1,382,327

			Weighted Average
		Weighted Average	Remaining	Aggregate
Non-Plan		Exercise price	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Per Common Share	(in years)	Value
Balance, December 31, 2013	200,000	$2.62
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Balance, March 31, 2014	200,000	2.62	1.67	$44,000
Exercisable at March 31, 2014	200,000	2.62	1.67	44,000

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2014 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on March 31, 2014. Total intrinsic value of options and warrants exercised during the three months ended March 31, 2014 and 2013 was approximately $16,000 and $2.3 million, respectively. As of March 31, 2014, total unrecognized stock-based compensation expense related to non-vested employee awards was approximately $150,000, which is expected to be recognized over a weighted average period of approximately 1.3 years.

Restricted Stock Awards (“RSA’s”)

The 2006 Plan permits the award of restricted stock. On January 2, 2014, we granted awards for 1,011,785 shares of our common stock to certain employees and outside directors. Of these awards granted, 337,262 shares vested on the award date, with the remaining 674,524 shares vesting at the completion of each year’s service by 337,262 shares per year over the next two years. We valued this award based on the closing market price of our stock on January 2, 2014 which was $1.62 per share.

At March 31, 2014, the total unrecognized fair value of all restricted stock awards was approximately $1,698,891, which will be recognized over the remaining vesting period of 3.00 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at March 31, 2014, we had 7,152,285 options, warrants and shares of restricted stock outstanding, 63,250 options exercised and 3,784,465 available for grant.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Total Carrying Value
Senior First Lien Term Loan	$–	$413,768	$–	$413,768	$415,325
Senior Second Lien Term Loan	–	$179,100	$–	179,100	$180,000
Senior Notes	–	6,875	–	6,875	6,536

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Total Carrying Value
Senior Term Loan	$–	$380,508	$–	$380,508	$349,125
Senior Notes	–	199,000	–	199,000	200,000

The carrying value of our line of credit at March 31, 2014 and December 31, 2013 of $18.1 million and $0, respectively, approximated its fair value.

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

NOTE 7 – SUPPLEMENTAL GUARANTOR INFORMATION

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

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2014

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$–	$–	$291	$–	$–	$291
Accounts receivable, net	–	–	75,567	65,062	–	140,629
Current portion of deferred taxes	–	–	16,691	–	–	16,691
Prepaid expenses, current portion of deferred financing costs and other current assets	–	9,579	15,133	543	–	25,255
Total current assets	–	9,579	107,682	65,605	–	182,866
PROPERTY AND EQUIPMENT, NET	–	56,455	163,428	6,326	–	226,209
OTHER ASSETS
Goodwill	–	49,444	142,521	4,740	–	196,705
Other intangible assets	–	120	49,140	74	–	49,334
Deferred financing costs, net of current portion	–	7,886	–	–	–	7,886
Investment in subsidiaries	(11,524)	427,624	25,720	–	(441,820)	–
Investment in joint ventures	–	1,009	27,930	–	–	28,939
Deferred tax assets, net of current portion	–	–	41,080	–	–	41,080
Deposits and other	–	1,550	2,596	79	–	4,225
Total assets	$(11,524)	$553,667	$560,097	$76,824	$(441,820)	$737,244
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Intercompany	$–	$(102,714)	$68,411	$34,303	$–	$–
Accounts payable, accrued expenses and other	–	45,811	32,002	12,646	–	90,459
Due to affiliates	–	–	1,548	–	–	1,548
Deferred revenue	–	–	1,305	–	–	1,305
Current portion of notes payable	–	18,406	1,179	32	–	19,617
Current portion of deferred rent	–	1,112	809	42	–	1,963
Current portion of obligations under capital leases	–	1,517	4,533	536	–	6,586
Total current liabilities	–	(35,868)	109,787	47,559	–	121,478
LONG-TERM LIABILITIES
Deferred rent, net of current portion	–	11,097	7,745	423	–	19,265
Line of Credit	–	18,100	–	–	–	18,100
Notes payable, net of current portion	–	569,258	33	916	–	570,207
Obligations under capital leases, net of current portion	–	2,604	7,725	–	–	10,329
Other non-current liabilities	–	–	7,183	–	–	7,183
Total liabilities	–	565,191	132,473	48,898	–	746,562

STOCKHOLDERS' (DEFICIT) EQUITY
Total RadNet, Inc.'s stockholders' (deficit) equity	(11,524)	(11,524)	427,624	25,720	(441,820)	(11,524)
Noncontrolling interests	–	–	–	2,206	–	2,206
Total stockholders' (deficit) equity	(11,524)	(11,524)	427,624	27,926	(441,820)	(9,318)
Total liabilities and stockholders' (deficit) equity	$(11,524)	$553,667	$560,097	$76,824	$(441,820)	$737,244

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2013

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

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2014

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$29,618	$104,246	$24,899	$–	$158,763
Provision for bad debts	–	(1,428)	(4,061)	(1,404)	–	(6,893)
Net service fee revenue	–	28,190	100,185	23,495	–	151,870
Revenue under capitation arrangements	–	9,546	4,417	3,043	–	17,006
Total net revenue	–	37,736	104,602	26,538	–	168,876

OPERATING EXPENSES
Cost of operations	–	33,960	85,849	25,221	–	145,030
Depreciation and amortization	–	3,556	11,582	433	–	15,571
Loss on sale and disposal of equipment	–	15	233	(2)	–	246
Severance costs	–	104	377	–	–	481
Total operating expenses	–	37,635	98,041	25,652	–	161,328

INCOME FROM OPERATIONS	–	101	6,561	886	–	7,548

OTHER INCOME AND EXPENSES
Interest expense	–	2,609	9,139	24	–	11,772
Meaningful use incentive	–	–	(1,762)	–	–	(1,762)
Equity in earnings of joint ventures	–	–	(1,067)	–	–	(1,067)
Loss on early extinguishment of Senior Notes	–	15,456	–	–	–	15,456
Other income	–	–	2	–	–	2
Total other income and expenses	–	18,065	6,312	24	–	24,401

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(17,964)	249	862	–	(16,853)
Benefit from income taxes	–	–	4,478	–	–	4,478
(Losses) equity in earnings of consolidated subsidiaries	(12,424)	5,540	813	–	6,071	–
NET (LOSS) INCOME	(12,424)	(12,424)	5,540	862	6,071	(12,375)
Net income attributable to noncontrolling interests	–	–	–	49	–	49
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(12,424)	$(12,424)	$5,540	$813	$6,071	$(12,424)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three Months Ended March 31, 2013

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET SERVICE FEE REVENUE
Service fee revenue, net of contractual allowances and discounts	$–	$28,384	$115,307	$20,050	$–	$163,741
Provision for bad debts	–	(1,385)	(4,217)	(1,220)	–	(6,822)
Net service fee revenue	–	26,999	111,090	18,830	–	156,919
Revenue under capitation arrangements	–	9,124	4,043	2,854	–	16,021
Total net revenue	–	36,123	115,133	21,684	–	172,940

OPERATING EXPENSES
Cost of operations	–	33,236	95,518	20,808	–	149,562
Depreciation and amortization	–	3,128	11,323	309	–	14,760
Loss on sale and disposal of equipment	–	85	85	–	–	170
Severance costs	–	11	110	2	–	123
Total operating expenses	–	36,460	107,036	21,119	–	164,615

(LOSS) INCOME FROM OPERATIONS	–	(337)	8,097	565	–	8,325

OTHER INCOME AND EXPENSES
Interest expense	–	6,673	5,391	83	–	12,147
Equity in earnings of joint ventures	–	–	(1,206)	–	–	(1,206)
Other income	–	–	(2)	–	–	(2)
Total other income and expenses	–	6,673	4,183	83	–	10,939

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURES	–	(7,010)	3,914	482	–	(2,614)
Benefit from (provision for) income taxes	–	–	1,254	(6)	–	1,248
(Losses) equity in earnings of consolidated subsidiaries	(1,342)	5,668	500	–	(4,826)	–
NET (LOSS) INCOME	(1,342)	(1,342)	5,668	476	(4,826)	(1,366)
Net loss attributable to noncontrolling interests	–	–	–	(24)	–	(24)
NET (LOSS) INCOME ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$(1,342)	$(1,342)	$5,668	$500	$(4,826)	$(1,342)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2014

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(12,424)	$(12,424)	$5,540	$862	$6,071	$(12,375)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	–	3,556	11,582	433	–	15,571
Provision for bad debt	–	1,428	4,061	1,404	–	6,893
Equity in earnings of consolidated subsidiaries	12,424	(5,540)	(813)	–	(6,071)	–
Distributions from consolidated subsidiaries	–	–	1,128	–	(1,128)	–
Equity in earnings of joint ventures	–	(53)	(1,014)	–	–	(1,067)
Distributions from joint ventures	–	–	1,866	–	–	1,866
Deferred rent amortization	–	(18)	316	45	–	343
Amortization of deferred financing cost	–	552	–	–	–	552
Write off of deferred loan costs due to refinance	–	665	–	–	–	665
Amortization of term loan and bond discount	–	616	–	–	–	616
Loss on sale and disposal of equipment	–	15	231	–	–	246
Loss on extinguishment of debt	–	15,456	–	–	–	15,456
Stock-based compensation	–	256	769	–	–	1,025
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	(29,822)	15,899	–	(13,923)
Other current assets	–	4,401	(9,056)	152	–	(4,503)
Other assets	–	(64)	(511)	–	–	(575)
Deferred taxes	–	–	(4,536)	–	–	(4,536)
Deferred revenue	–	–	(39)	–	–	(39)
Accounts payable, accrued expenses and other	–	(38,301)	43,882	(16,656)	–	(11,075)
Net cash (used in) provided by operating activities	–	(29,455)	23,584	2,139	(1,128)	(4,860)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	–	(360)	–	–	(360)
Purchase of property and equipment	–	(435)	(16,154)	(458)	–	(17,047)
Proceeds from sale of equipment	–	–	4	–	–	4
Proceeds from sale of joint venture interests	–	–	–	–	–	–
Equity contributions in existing joint ventures	–	–	(789)	–	–	(789)
Net cash used in investing activities	–	(435)	(17,299)	(458)	–	(18,192)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	11,740	(13,249)	(420)	–	(1,929)
Proceeds from borrowings upon refinancing	–	210,000	–	–	–	210,000
Principal payments on Senior Note Tender	–	(204,468)	–	–	–	(204,468)
Deferred financing costs	–	(6,650)	–	–	–	(6,650)
Proceeds from, net of payments, on line of credit	–	18,100	–	–	–	18,100
Distributions paid to non-controlling interests	–	–	–	(1,261)	1,128	(133)
Proceeds from issuance of common stock	–	29	–	–	–	29
Net provided by (cash used) in financing activities	–	28,751	(13,249)	(1,681)	1,128	14,949
EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	–	(18)	–		(18)
NET DECREASE IN CASH AND CASH EQUIVALENTS	–	(1,139)	(6,982)	–	–	(8,121)
CASH AND CASH EQUIVALENTS, beginning of period	–	1,139	7,273	–	–	8,412
CASH AND CASH EQUIVALENTS, end of period	$–	$–	$291	$–	$–	$291

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Three Months Ended March 31, 2013

(in thousands)

(unaudited)

		Subsidiary	Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,342)	$(1,342)	$5,668	$476	$(4,826)	$(1,366)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	–	3,128	11,323	309	–	14,760
Provision for bad debt	–	1,385	4,217	1,220	–	6,822
Equity in earnings of consolidated subsidiaries	1,342	(5,668)	(500)	–	4,826	–
Distributions from consolidated subsidiaries	–	–	–	–	–	–
Equity in earnings of joint ventures	–	–	(1,206)	–	–	(1,206)
Distributions from joint ventures	–	–	1,921	–	–	1,921
Deferred rent amortization	–	156	254	23	–	433
Amortization of deferred financing cost	–	457	–	–	–	457
Amortization of term loan and bond discount	–	400	–	–	–	400
Loss on sale and disposal of equipment	–	85	85	–	–	170
Stock-based compensation	–	238	714	–	–	952
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	–	–	1,214	(12,996)	–	(11,782)
Other current assets	–	(3,611)	(1,606)	118	–	(5,099)
Other assets	–	225	(330)	–	–	(105)
Deferred revenue	–	–	3	–	–	3
Accounts payable, accrued expenses and other	–	7,957	(10,285)	11,189	–	8,861
Net cash provided by operating activities	–	3,410	11,472	339	–	15,221
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	–	(350)	(3,275)	–	–	(3,625)
Purchase of property and equipment	–	(4,053)	(8,847)	(26)	–	(12,926)
Proceeds from sale of equipment	–	145	125	–	–	270
Proceeds from sale of joint venture interests	–	–	2,640	–	–	2,640
Purchase of equity interest in joint ventures	–	–	(724)	–	–	(724)
Net cash used in investing activities	–	(4,258)	(10,081)	(26)	–	(14,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	–	(1,424)	(960)	(313)	–	(2,697)
Deferred financing costs	–	–	–	–	–	–
Proceeds from, net of payments, on line of credit	–	1,500	–	–	–	1,500
Payments to counterparties of interest rate swaps, net of amounts received	–	–	–	–	–	–
Purchase of non-controlling interests	–	–	–	–	–	–
Proceeds from issuance of common stock	–	469	–	–	–	469
Net provided by (cash used) in financing activities	–	545	(960)	(313)	–	(728)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	–	(59)	–	–	–	(59)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	–	(362)	431	–	–	69
CASH AND CASH EQUIVALENTS, beginning of period	–	362	–	–	–	362
CASH AND CASH EQUIVALENTS, end of period	$–	$–	$431	$–	$–	$431

NOTE 8 – SUBSEQUENT EVENTS

Redemption of Remaining Senior Notes

On March 25, 2014, Radnet Management called for redemption all of its remaining outstanding senior notes not purchased prior to the expiration of the tender offer described in Note 1, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, Radnet Management completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding.  With a net carrying amount including unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $470,800 will be recorded in the second quarter of 2014.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this quarterly report.

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

Statements in this quarterly report concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our future cost saving efforts, our increased business from new equipment or operations and our ability to finance our operations, including our increased amortization payments, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology.

The factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended or supplemented by the information, if any, in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date when they are made. Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission (“SEC”), we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of those statements. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At March 31, 2014, we operated directly or indirectly through joint ventures, 250 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the three months ended March 31, 2014 and 2013, we performed 1,115,847 and 1,112,967 diagnostic imaging procedures, respectively, and generated total net revenue of $168.9 million and $172.9 million, respectively.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.12% of our outstanding common stock. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which are 99% or 100% owned by Dr. Berger.

John V Crues, III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG.  Dr. Crues owns a controlling interest in three medical groups (“Crues Entities”) which provide professional medical services at some of our facilities in Manhattan and Brooklyn, New York while Dr. Berger owns a controlling interest in two medical groups (“NY Berger Entities”) which provide professional medical services at one of our Manhattan, New York facilities.  The Crues Entities and the NY Berger Entities are collectively hereinafter referred to as the “B&C Entities.”

RadNet provides non-medical, technical and administrative services to BRMG and the B&C Entities for which it receives a management fee, pursuant to the related management agreements. Through these management agreements and our relationship with both Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision-making related to the ongoing business operations of BRMG and the B&C Entities and we determine the annual budget of BRMG and the B&C Entities and make all physician employment decisions. BRMG and the B&C Entities both have insignificant operating assets and liabilities, and de minimis equity. Through these management agreements, all cash flows of both BRMG and the B&C Entities are transferred to us.

We have determined that BRMG and the B&C Entities are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each. BRMG and the B&C Entities on a combined basis recognized $20.6 million and $17.4 million of revenue, net of management service fees to RadNet, Inc., for the three months ended March 31, 2014 and 2013, respectively, and $20.6 million and $17.4 million of operating expenses for the three months ended March 31, 2014 and 2013, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $89.0 million and $80.6 million of total billed net service fee revenue relating to these VIE’s for the three months ended March 31, 2014 and 2013, respectively, of which $68.5 million and $63.2 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended March 31, 2014 and 2013, respectively.

The cash flows of BRMG and the B&C Entities are included in the accompanying consolidated statements of cash flows. All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at March 31, 2014 and December 31, 2013, we have included approximately $62.6 million and $65.2 million, respectively, of accounts receivable and approximately $11.2 million and $11.9 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the B&C Entities combined.

The creditors of both BRMG and the B&C Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the B&C Entities. However, both BRMG and the B&C Entities are managed to recognize no net income or net loss and, therefore, RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from certain centers in California and all of our centers in New York City where we contract with BRMG and the B&C Entities, respectively, for the provision of professional medical services, at all of our other centers, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-B&C Entities) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

The Securities and Exchange Commission, or SEC, defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates.  The most significant areas involving management’s judgments and estimates are described below.

During the period covered in this report, there were no material changes to the critical accounting estimates we use, and have described in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended.

Revenues

Service fee revenue, net of contractual allowances and discounts, consists of net patient fees received from various payers and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments. As it relates to centers affiliated with both BRMG and the B&C Entities, this service fee revenue includes payments for both the professional medical interpretation revenue recognized by BRMG and the B&C Entities as well as the payment for all other aspects related to our providing the imaging services, for which we earn management fees from BRMG and the B&C Entities. As it relates to non-BRMG and B&C Entity centers, this service fee revenue is earned through providing the administration of the non-medical functions relating to the professional medical practice at our non-BRMG and B&C Entity centers, including among other functions, provision of clerical and administrative personnel, bookkeeping and accounting services, billing and collection, provision of medical and office supplies, secretarial, reception and transcription services, maintenance of medical records, and advertising, marketing and promotional activities.

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

Under capitation arrangements with various health plans, we earn a per-enrollee amount each month for making available diagnostic imaging services to all plan enrollees under the capitation arrangement. Revenue under capitation arrangements is recognized in the period in which we are obligated to provide services to plan enrollees under contracts with various health plans.

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three months ended March 31, 2014 and 2013 are summarized in the following table (in thousands):

	2014	2013

Commercial insurance	$104,614	$106,558
Medicare	33,666	35,713
Medicaid	5,163	5,777
Workers' compensation/personal injury	7,453	7,316
Other	7,867	8,377
Service fee revenue, net of contractual allowances and discounts	158,763	163,741
Provision for bad debts	(6,893)	(6,822)
Net service fee revenue	151,870	156,919
Revenue under capitation arrangements	17,006	16,021
Total net revenue	$168,876	$172,940

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

Deferred Tax Assets

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. At March 31, 2014, we determined that approximately $57.8 million of our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Long-Lived Assets

Goodwill at March 31, 2014 totaled $196.7 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other.   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any.  We tested goodwill for impairment on October 1, 2013.  Based on our test, we noted no impairment related to goodwill as of October 1, 2013. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of March 31, 2014.

Recent Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU 2013-11 became effective for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our financial statements.

Industry Updates

Sequestration spending cuts took effect on April 1, 2013, which reduced our Medicare payments by 2%. Recently these spending cuts were extended through 2014 and 2015 by a two-year funding bill signed into law on December 26, 2013, which will continue to negatively impact our condensed consolidated financial results.

On March 31, 2014, Congress passed its seventeenth delay to the implementation of the Sustainable Growth Rate (SGR) formula, which would have led to a 24% reduction in Medicare payments to physicians.  This delay extends implementation for an additional twelve months, during which time Congress hopes to be able to pass a more permanent solution to the SGR formula.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	90.3%	91.1%
Provision for bad debts	-3.9%	-3.8%
Net service fee revenue	86.4%	87.3%
Revenue under capitation arrangements	9.7%	8.9%
Total net revenue	96.1%	96.2%

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	82.5%	83.2%
Depreciation and amortization	8.9%	8.2%
Loss on sale and disposal of equipment	0.1%	0.1%
Severance costs	0.3%	0.1%
Total operating expenses	91.8%	91.6%

INCOME FROM OPERATIONS	4.3%	4.6%

OTHER INCOME AND EXPENSES
Interest expense	6.7%	6.8%
Meaningful use incentive	-1.0%	0.0%
Equity in earnings of joint ventures	-0.6%	-0.7%
Loss on early extinguishment of Senior Notes	8.8%	0.0%
Other (income) expenses	0.0%	0.0%
Total other income and expenses	13.9%	6.1%

LOSS BEFORE INCOME TAXES	-9.6%	-1.5%
Benefit from income taxes	2.5%	0.7%
NET LOSS	-7.0%	-0.8%
Net income (loss) attributable to noncontrolling interests	0.0%	0.0%
NET LOSS ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	-7.1%	-0.7%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Service Fee Revenue

Service fee revenue for the three months ended March 31, 2014 was $158.8 million compared to $163.7 million for the three months ended March 31, 2013, a decrease of $4.9 million, or 3.0%.

Service fee revenue, including only those centers which were in operation throughout the first quarters of both 2014 and 2013 decreased $5.5 million, or 3.4%. This 3.4% decrease was mainly due to decreases in the number of imaging procedures as a result of inclement weather affecting our east coast operations. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2013. For the three months ended March 31, 2014, service fee revenue from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $2.5 million. For the three months ended March 31, 2013, service fee revenue from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $1.9 million.

Provision for Bad Debts

Provision for bad debts increased $71,000, or 1.0%, to approximately $6.9 million, or 4.5% of net service fee revenue, for the three months ended March 31, 2014 compared to $6.8 million, or 4.4% of net service fee revenue, for the three months ended March 31, 2013.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended March 31, 2014 was $17.0 million compared to $16.0 million for the three months ended March 31, 2013, an increase of $985,000 or 6.1%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first quarters of both 2014 and 2013 increased $874,000, or 5.5%. This 5.5% increase was mainly due to new contractual relationships with private insurers. For the three months ended March 31, 2014, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $111,000.

Operating Expenses

Cost of operations for the three months ended March 31, 2014 decreased approximately $3.3 million, or 2.0%, from $164.6 million for the three months ended March 31, 2013 to $161.3 million for the three months ended March 31, 2014. The following table sets forth our cost of operations and total operating expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Salaries and professional reading fees, excluding stock-based compensation	$80,713	$81,691
Stock-based compensation	1,025	952
Building and equipment rental	15,615	16,303
Medical supplies	8,787	9,178
Other operating expenses *	38,890	41,438
Cost of operations	145,030	149,562
Depreciation and amortization	15,571	14,760
Loss on sale and disposal of equipment	246	170
Severance costs	481	123
Total operating expenses	$161,328	$164,615

* Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees decreased $978,000, or 1.2%, to $80.7 million for the three months ended March 31, 2014 compared to $81.7 million for the three months ended March 31, 2013.

Salaries and professional reading fees, including only those centers which were in operation throughout the first quarters of both 2014 and 2013, decreased $2.1 million, or 2.5%. This 2.5% decrease was primarily due reduced volumes and staff reductions. For the three months ended March 31, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $1.5 million. For the three months ended March 31, 2013, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $442,000.

Stock-based compensation

Stock-based compensation increased $73,000, or 7.7%, to approximately $1.0 million for the three months ended March 31, 2014 compared to $952,000 for the three months ended March 31, 2013.

Building and equipment rental

Building and equipment rental expenses decreased $688,000, or 4.2%, to $15.6 million for the three months ended March 31, 2014 compared to $16.3 million for the three months ended March 31, 2013.

Building and equipment rental expenses, including only those centers which were in operation throughout the first quarters of both 2014 and 2013, decreased $1.3 million, or 8.0%. This 8.0% decrease mainly related to the re-negotiation of radiology equipment operating leases into capital leases, thus reducing equipment rental expense. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the three months ended March 31, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $744,000. For the three months ended March 31, 2013, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $138,000.

Medical supplies

Medical supplies expense decreased $391,000, or 4.3%, to $8.8 million for the three months ended March 31, 2014 compared to $9.2 million for the three months ended March 31, 2013.

Medical supplies expenses, including only those centers which were in operation throughout the first quarter of both 2014 and 2013, increased $292,000, or 3.5%. This 3.5% increase is primarily due to a decrease in rebates for key medical supplies over the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the three months ended March 31, 2014, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $158,000. For the three months ended March 31, 2013, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2013 was $841,000.

Other operating expenses

Other operating expenses decreased $2.5 million, or 6.1%, to $38.9 million for the three months ended March 31, 2014 compared to $41.4 million for the three months ended March 31, 2013.

Other operating expenses, including only those centers which were in operation throughout the first quarters of both 2014 and 2013, decreased $3.0 million, or 7.3%. This 7.3 % decrease is primarily due to reduced rates on certain of our maintenance contracts along with decreased license fees. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the three months ended March 31, 2014, other operating expense from centers that were acquired or divested subsequent January 1, 2013 and excluded from the above comparison was $718,000. For the three months ended March 31, 2013, other operating expense from centers that were acquired or divested subsequent to January 1, 2013 was $253,000.

Depreciation and amortization

Depreciation and amortization increased $811,000, or 5.5%, to $15.6 million for the three months ended March 31, 2014 compared to $14.8 million for the three months ended March 31, 2013.

Depreciation and amortization, including only those centers which were in operation throughout the first quarter of both 2014 and 2013, increased $495,000, or 3.4%. This 3.4% rise is primarily due to operating leases that were re-negotiated into capital leases starting in January 2014 resulting in increased depreciation. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the three months ended March 31, 2014, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $397,000. For the three months ended March 31, 2013, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2013 was $81,000.

Loss on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $246,000 and $170,000 for the three months ended March 31, 2014 and 2013, respectively. This was related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

Interest expense

Interest expense for the three months ended March 31, 2014 decreased approximately $375,000, or 3.1%, to $11.7 million for the three months ended March 31, 2014 compared to $12.1 million for the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2014 included $1.8 million of combined non-cash amortization and write- off of deferred loan costs as well as discount on issuance and refinance of debt. Interest expense for the three months ended March 31, 2013 included $857,000 of non-cash amortization of deferred loan costs and discount on issuance of debt. Excluding these non-cash amounts for each period, interest expense decreased approximately $1.3 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This decrease was primarily due to a reduction in interest expense on the senior term loan stemming from the April 2013 amendment to the October 2012 refinancing. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Equity in earnings of joint ventures

For the three months ended March 31, 2014, we recognized equity in earnings from unconsolidated joint ventures of $1.1 million compared to $1.2 million for the three months ended March 31, 2013.

Loss on early extinguishment of Senior Notes

For the three months ended March 31, 2014, we recognized a $15.5 million loss on early extinguishment of debt through our tender offer for our senior notes. Completion of the tender was conditioned on the closing of the amendment to the First Lien and the Second Lien Credit and Guaranty Agreement. As of March 31, 2014, holders of 96.73% of the outstanding senior notes, amounting to $193.5 million face value, accepted the 105.688% tender offer consideration, totaling $204.5 million. The net carrying amount adjusted for unamortized discount, note issue costs and related expenses was $189.0 million. See “Liquidity and Capital Resources” below and Notes 1 and 8 to the condensed consolidated financial statements contained herein for more details on our debt refinancing.

Meaningful use incentive

For the three months ended March 31, 2014, we recognized other income from meaningful use incentive in the amount of $1.8 million. This amount was earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contain herein for more detail regarding this meaningful use incentive.

Adjusted EBITDA

We use both GAAP and non-GAAP metrics to measure our financial results. We believe that, in addition to GAAP metrics, these non-GAAP metrics assist us in measuring our cash generated from operations and ability to service our debt obligations. We believe this information is useful to investors and other interested parties because we are highly leveraged and our non-GAAP metrics remove non-cash and certain other charges that occur in the affected period and provide a basis for measuring the Company's financial condition against other quarters.

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

The following is a reconciliation of GAAP net loss to Adjusted EBITDA for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013

Net loss attributable to RadNet, Inc. common stockholders	$(12,424)	$(1,342)
Plus benefit from income taxes	(4,478)	(1,248)
Plus other expenses (income)	2	(2)
Plus loss on early extinguishment of Senior Notes	15,456	–
Plus interest expense	11,772	12,147
Plus severance costs	481	123
Plus loss (gain) on sale and disposal of equipment	246	170
Plus depreciation and amortization	15,571	14,760
Plus non-cash employee stock-based compensation	1,025	952
Adjusted EBITDA	$27,651	$25,560

Liquidity and Capital Resources

We had cash and cash equivalents of $291,000 and accounts receivable of $140.6 million at March 31, 2014, compared to cash and cash equivalents of $8.4 million and accounts receivable of $133.6 million at December 31, 2013. We had a working capital balance of $61.4 million and $58.0 million at March 31, 2014 and December 31, 2013, respectively.  We had net loss attributable to RadNet, Inc. common stockholders for the three months ended March 31, 2014 and 2013 of $12.4 million and $1.3 million, respectively.  We also had stockholders’ (deficit) equity of ($9.3 million) and $2.2 million at March 31, 2014 and December 31, 2013, respectively.

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

Under the 2014 Amendment to the Refinance Agreement explained in further detail below, the scheduled annual amortization payments on the First Lien Term Loan increased from 1% per annum to 5% per annum. As a result, scheduled amortization increased by $16.8 million from pre-amendment terms. This $16.8 million additional cash obligation will be partially offset by annual interest savings of approximately $5.0 million under the terms of the Second Lien Term Loan as compared to that under the retired Senior Notes. We expect to fund this approximately $11.8 million net increase in amortization payments from cash provided by operating activities.

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

Included in our condensed consolidated balance sheet at March 31, 2014 were $6.5 million of senior notes, $581.2 million of senior secured term loan debt (net of unamortized discounts of $14.1 million) and $18.1 million aggregate principal amount outstanding under the revolving credit facility.

Sources and Uses of Cash

Cash used by operating activities was $4.9 million for the three months ended March 31, 2014 compared to cash provided by operating activities of $15.2 million for the three months ended March 31, 2013.

Cash used in investing activities was $18.2 million and $14.4 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, we purchased property and equipment for approximately $17.0 million, acquired the assets and businesses of an additional imaging facility for $360,000 (see Note 2 to the condensed consolidated financial statements contained herein), and purchased additional equity interests in non-consolidated joint ventures for $789,000.

Cash provided by financing activities was $15.0 million for the three months ended March 31, 2014 compared to cash used in financing activities of $728,000 for the three months ending March 31, 2013.  The cash provided by financing activities for the three months ended March 31, 2014, was primarily due to amounts received through the First and Second Lien Credit and Guaranty Agreements and borrowings under our line of credit offset by the retirement of $193.5 million face value of the senior notes and principal payments on our notes and capital leases. (See Note 1 to the condensed consolidated financial statements herein).

The following describes our most recent financing activities:

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, as amended by that certain first amendment date April 3, 2013 (collectively, the “Refinance Agreement”), by entering into a second amendment to the Refinance Agreement (the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

Second Lien Credit and Guaranty Agreement. Radnet Management entered into a Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Agreement”) to provide for, among other things, the borrowing by Radnet Management of $180.0 million of second lien term loans (the “Second Lien Term Loans”). The proceeds from the Second Lien Term Loans and the 2014 First Lien Term Loans were used to redeem the senior notes, as more fully described below under the heading “Senior Notes”, to pay the expenses related to the transaction and for general corporate purposes.

Line of Credit. The $101.25 million revolving credit line established in the Credit and Guaranty Agreement dated October 10, 2012 was unaltered by the agreements above and remains in place.

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Refinance Agreement, as amended by the 2013 Amendment,, which are (a) the Adjusted Eurodollar Rate plus 3.25% or (b) the base rate plus 2.25%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on all of the term loans under the Refinance Agreement. The Eurodollar Rate at March 31, 2014 was 0.33%.

Payments. The scheduled amortization of the term loans under the Refinance Agreement has been increased from quarterly payments of $975,000 to quarterly payments of $5,191,563 starting in June 2014, with the remaining balance to be paid at maturity.

The other material terms of the Refinance Agreement remain unchanged as described in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate plus 7.0% or (b) the base rate plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at March 31, 2014 was 0.33%.

Payments. There is no scheduled amortization of the principal of the Second Lien Term Loans. All principal will be due and payable on the termination date described below.

Termination. The termination date for the Second Lien Term Loans is the earlier to occur of (i) March 25, 2021, and (ii) the date on which the Second Lien Term Loans shall otherwise become due and payable in full under the Second Lien Credit Agreement, whether by acceleration or otherwise.

Restrictive Covenants. In addition to certain customary covenants, the Second Lien Credit Agreement places restrictions on indebtedness, liens, and investments, and places limits on distributions to stockholders (including the repurchase of shares) and other junior payments.

Financial Covenants. The Second Lien Credit Agreement contains financial covenants including a maximum total leverage ratio and a limit on annual capital expenditures.

Events of Default. In addition to certain customary events of default, events of default under the Second Lien Credit Agreement include failure to pay principal of any loans as and on the date when due, failure to pay any interest on any loan or any fee or other amount payable under the Second Lien Term Loans within five days after the due date, failure of any loan party to comply with any covenant or agreements, subject to applicable grace periods and/or notice requirements, or a material breach of any representation or warranty contained in the loan documents. The occurrence of an event of default could permit the lenders under the Second Lien Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.

These limitations are subject to a number of important qualifications and exceptions, as described in the Second Lien Credit Agreement. As of March 31, 2014, we were in compliance with all covenants.

Senior Notes

On April 6, 2010, we issued and sold $200 million of 10 3/8% senior unsecured notes due 2018 at a price of 98.680% (the “senior notes”).  All payments of the senior notes, including principal and interest, were guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc. and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries.  The senior notes were issue under an indenture dated April 6, 2010 (the “Indenture”), by and among Radnet Management, Inc., as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee.” We have paid interest on the senior notes on April 1 and October 1 of each year, commencing October 1, 2010, and they will expire on April 1, 2018.

Optional Redemption. Under the Indenture, Radnet Management could redeem the senior notes, in whole or in part, at any time on or after April 1, 2014, at the redemption prices specified under the Indenture. Prior to April 1, 2014, Radnet Management was also permitted to redeem the senior notes, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus a make-whole premium established by the Indenture and accrued and unpaid interest, if any.

Tender Offer and Exercise of Optional Redemption. On March 7, 2014, Radnet Management commenced a tender offer to purchase for cash any and all outstanding senior notes. In connection with the tender offer, Radnet Management also commenced a consent solicitation to amend the Indenture to eliminate or modify certain restrictive covenants. On March 25, 2014 (the “Initial Payment Date”), Radnet Management made a payment in cash for all senior notes tendered prior to 5:00 P.M., New York City time, on March 20, 2014 (the “Consent Payment Deadline”). As of the Consent Payment Deadline, Radnet Management had received tenders and consents in respect of $193,464,000 aggregate principal amount of the senior notes, representing 96.73% of the outstanding senior notes, all of which were accepted for purchase. The total consideration for each $1,000 principal amount of senior notes validly tendered and not withdrawn at or prior to the Consent Payment Deadline and accepted for purchase was $1,056.88 (the “Total Consideration”), which amount included a consent payment (the “Consent Payment”) of $30.00 per $1,000 principal amount of senior notes. In addition, all senior notes accepted for payment received accrued and unpaid interest in respect of such notes from the last interest payment date prior to the applicable settlement date to, but not including, the applicable settlement date. The tender offer expired on April 3, 2014 and between the Consent Payment Deadline and the expiration of the tender offer, no additional senior notes were tendered. Radnet Management also called for redemption all of its remaining outstanding senior notes, which redemption is described more fully under Note 8, “Subsequent Events”. For the three month ended March 31, 2014, RadNet recorded a loss on early extinguishment of Senior Notes of $15.5 million related to this offer.

Capital Lease Investments

During the three months ended March 31, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

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

Since the completion of the acquisition of Image Medical Corporation, the parent of eRAD, Inc. on October 1, 2010, we maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. Fluctuations in foreign exchange rates could impact future operating results. A hypothetical one percent increase in the exchange rate between the Canadian Dollar and the Euro against the U.S. Dollar would have resulted in an increase in operating expenses of $15,000.

Interest Rate Sensitivity.   RadNet Inc. pays interest on various types of debt instruments to its suppliers, investors and lending institutions. The agreements entail either fixed or variable interest rates. Instruments which have fixed rates include leases on equipment and interest due on our $6.5 million outstanding senior notes. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either Adjusted Eurodollar or prime rates of interest. Under the 2014 Amendment to the Refinance Agreement and Second Lien Credit Agreement’s election facilities’, borrowed funds bear a 1.00% floor or 6 month Adjusted Eurodollar Rate plus an applicable margin of 3.25% for the 2014 First Lien Term Loans and 7% for the Second Lien Term Loans. At March 31, 2014, we had $404.9 million outstanding subject to an Adjusted Eurodollar election on the 2014 First Lien Term Loans and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar floor exceeds the current spot rate of 6 month Adjusted Eurodollar, the spot rate would have to increase more than 67 basis points before an additional interest expense would be accrued. An increase of 167 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $5.8 million of interest expense. At March 31, 2014, an additional $28.5 million was tied to the prime rate. A hypothetical 1% increase in the prime rate for 2013-2014 would have resulted in an annual increase of approximately $285,000.

ITEM 4.     Controls and Procedures

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

In November 2013 the Company identified a deficiency in controls relating to the accounting for income taxes and concluded at that time that such a deficiency represented a material weakness in internal control over financial reporting. As a result of this discovery, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2012. Subsequent to November 2013 effort was put forth towards strengthening controls over the accounting for income taxes including placing a senior accounting professional in a leadership position within the accounting department to ensure the quality of information delivered to, and improve the review of completed work received from, the Company’s outside tax consultant, and although some improvements were achieved, the Chief Executive Officer and Chief Financial Officer of RadNet, Inc. concluded that the Company’s disclosure controls and procedures remain ineffective as of March 31, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework). Based on this assessment, management has concluded that as of March 31, 2014, internal control over financial reporting remains ineffective.

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

Limitations on Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1A.     Risk Factors

The following is an update to risk factors described in our annual report on Form 10-K for the year ended December 31, 2013, as amended, and should be read in conjunction with the other risk factors therein. The risks described below and in our Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are vulnerable to earthquakes, harsh weather and other natural disasters.

Our corporate headquarters and 113 of our facilities are located in California, an area prone to earthquakes and other natural disasters. Several of our facilities are located in areas of Florida and the east coast that have suffered from hurricanes and other harsh weather. Most recently, our operations in Maryland, Delaware, New York and New Jersey were negatively impacted due to the 2013-2014 winter snow storms that caused us to close our facilities, some for up to five business days, and prevented patients from being able to drive to our facilities, even when open. When Hurricane Sandy made landfall on the east coast in late October 2012, we suffered site closures, loss of power and other related business disruptions. An earthquake, harsh weather conditions or other natural disaster could decrease scan volume during affected periods and seriously impair our operations. Damage to our equipment or interruption of our business would adversely affect our financial condition and results of operations.

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

CMS determined that, effective January 1, 2014, the SGR formula would result in a decrease to the physician Medicare fee schedule reimbursement by 20.1%. President Obama, however, signed into law the Bipartisan Budget Act of 2013, which prevents the scheduled Medicare payment reduction from taking effect on January 1, 2014, and provides for a 0.5% increase for Medicare payments for services performed from January 1, 2014, to March 31, 2014. On March 31, 2014, Congress passed its seventeenth delay to the implementation of the SGR formula, which would have led to a 24% reduction in Medicare payments to physicians.  This delay extends implementation for an additional twelve months, during which time Congress hopes to be able to pass a more permanent solution to the SGR formula.

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

RADNET, INC.
(Registrant)

Date: May 12, 2014	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D. President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Mark D. Stolper
Mark D. Stolper Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Supplemental Indenture, dated as of March 21, 2014, among RadNet, Inc., RadNet Management, Inc., the Guarantors (as defined therein) and U.S. Bank National Association, as trustee (incorporated by reference to exhibit filed with Form 8-K on March 25, 2014).

10.1	Second Amendment Agreement dated March 25, 2014 to the Credit and Guaranty Agreement, dated as of October 10, 2012 (as amended, by the First Amendment Agreement, dated as of April 3, 2013), by and among RadNet, Inc., Radnet Management, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., certain lenders identified therein, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to exhibit filed with Form 8-K on March 31, 2014).

10.2	Second Lien Credit and Guaranty Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., RadNet, Inc., certain subsidiaries and affiliates of Radnet Management, Inc., the lenders party thereto from time to time, certain other financial institutions and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to exhibit filed with Form 8-K on March 31, 2014).

10.3	Second Lien Pledge and Security Agreement, dated as of March 25, 2014, by and among Radnet Management, Inc., the Grantors identified therein, and Barclays Bank PLC, as collateral agent (incorporated by reference to exhibit filed with Form 8-K on March 31, 2014).

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Incentive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

