Form 10-Q
period 2014-06-30
RadNet, Inc.
filed 2014-08-11
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding on August 7, 2014, was 42,674,779 shares.

RADNET, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (unaudited)

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$831	$8,412
Accounts receivable, net	147,017	133,599
Current portion of deferred tax assets	16,692	13,321
Prepaid expenses and other current assets	23,776	21,012
Total current assets	188,316	176,344

PROPERTY AND EQUIPMENT, NET	225,451	218,547

OTHER ASSETS
Goodwill	197,086	196,395
Other intangible assets	48,575	50,042
Deferred financing costs, net of current portion	7,242	8,735
Investment in joint ventures	27,521	28,949
Deferred tax assets, net of current portion	40,660	39,914
Deposits and other	3,595	3,650
Total assets	$738,446	$722,576

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$98,736	$106,316
Due to affiliates	331	2,655
Deferred revenue	1,476	1,344
Current portion of notes payable	18,838	3,103
Current portion of deferred rent	2,119	1,896
Current portion of obligations under capital leases	6,114	3,075
Total current liabilities	127,614	118,389

LONG-TERM LIABILITIES
Deferred rent, net of current portion	19,186	18,989
Line of credit	18,980	–
Notes payable, net of current portion	559,648	572,669
Obligations under capital lease, net of current portion	8,939	2,779
Other non-current liabilities	6,837	7,540
Total liabilities	741,204	720,366

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock - $.0001 par value, 200,000,000 shares authorized; 42,361,788, and 40,089,196 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4	4
Paid-in-capital	175,931	173,622
Accumulated other comprehensive loss	(69)	(50)
Accumulated deficit	(180,936)	(173,656)
Total RadNet, Inc.'s stockholders' deficit	(5,070)	(80)
Noncontrolling interests	2,312	2,290
Total stockholders' (deficit) equity	(2,758)	2,210
Total liabilities and stockholders' (deficit) equity	$738,446	$722,576

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$168,675	$167,310	$327,438	$331,051
Provision for bad debts	(7,520)	(6,955)	(14,413)	(13,777)
Net service fee revenue	161,155	160,355	313,025	317,274
Revenue under capitation arrangements	17,927	16,165	34,933	32,186
Total net revenue	179,082	176,520	347,958	349,460

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	147,808	148,698	292,838	298,260
Depreciation and amortization	15,199	14,528	30,770	29,288
Loss on sale and disposal of equipment	46	192	292	362
Severance costs	383	117	864	240
Total operating expenses	163,436	163,535	324,764	328,150

INCOME FROM OPERATIONS	15,646	12,985	23,194	21,310

OTHER INCOME AND EXPENSES
Interest expense	10,336	11,343	22,108	23,490
Meaningful use incentive	–	–	(1,762)	–
Equity in earnings of joint ventures	(1,646)	(1,658)	(2,713)	(2,864)
Gain on sale of imaging centers	–	(2,108)	–	(2,108)
Loss on early extinguishment of Senior Notes	471	–	15,927	–
Other (income) expenses	(4)	150	(2)	148
Total other expenses	9,157	7,727	33,558	18,666

INCOME (LOSS) BEFORE INCOME TAXES	6,489	5,258	(10,364)	2,644
(Provision for) benefit from income taxes	(1,233)	(2,497)	3,245	(1,249)

NET INCOME (LOSS)	5,256	2,761	(7,119)	1,395
Net income attributable to noncontrolling interests	112	75	161	51

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,144	$2,686	$(7,280)	$1,344

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.13	$0.07	$(0.18)	$0.03

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.12	$0.07	$(0.18)	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	40,817,333	39,217,122	40,413,863	39,038,904
Diluted	43,262,995	39,829,663	40,413,863	39,853,298

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$5,256	$2,761	$(7,119)	$1,395
Foreign currency translation adjustments	(1)	(58)	(19)	(117)

COMPREHENSIVE INCOME (LOSS)	5,255	2,703	(7,138)	1,278
Less comprehensive income attributible to non-controlling interests	112	75	161	51

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$5,143	$2,628	$(7,299)	$1,227

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s Stockholders'	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Deficit	Interests	(Deficit)
BALANCE - JANUARY 1, 2014	40,089,196	$4	$173,622	$(173,656)	$(50)	$(80)	$2,290	$2,210
Issuance of common stock upon exercise of options/warrants	1,230,807	–	786	–	–	786	–	786
Stock-based compensation	–	–	1,523	–	–	1,523	–	1,523
Issuance of restricted stock	1,041,785	–	–	–	–	–	–	–
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(139)	(139)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(19)	(19)	–	(19)
Net (loss) income	–	–	–	(7,280)	–	(7,280)	161	(7,119)
BALANCE - JUNE 30, 2014	42,361,788	$4	$175,931	$(180,936)	$(69)	$(5,070)	$2,312	$(2,758)

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income	$(7,119)	$1,395
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,770	29,288
Provision for bad debts	14,413	13,777
Equity in earnings of joint ventures	(2,713)	(2,864)
Distributions from joint ventures	5,041	3,971
Deferred rent amortization	420	1,844
Amortization of deferred financing costs	1,148	1,066
Write off of deferred loan costs due to refinance	665	–
Amortization of bond and term loan discounts	1,343	1,025
Loss on sale and disposal of equipment	292	362
Loss on early extinguishment of Senior Notes	15,927	–
Gain on Sale of Imaging Centers	–	(2,108)
Stock-based compensation	1,636	1,582
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(27,361)	(23,171)
Other current assets	(2,877)	(423)
Other assets	55	190
Deferred taxes	(4,117)	692
Deferred revenue	132	75
Accounts payable and accrued expenses	(7,977)	2,076
Net cash provided by operating activities	19,678	28,777

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(1,811)	(3,625)
Purchase of property and equipment	(26,798)	(28,349)
Proceeds from sale of equipment	4	505
Proceeds from sale of imaging facilities	–	3,920
Proceeds from sale of joint venture interests	–	2,640
Equity contributions in existing joint ventures	(900)	(1,803)
Net cash used in investing activities	(29,505)	(26,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(9,368)	(5,211)
Proceeds from borrowings	210,000	35,122
Payments on Senior Notes	(211,344)	–
Deferred financing costs	(6,650)	(432)
Net proceeds (payments) on line of credit	18,980	(32,000)
Distributions to noncontrolling interests	(139)	(7)
Proceeds from issuance of common stock upon exercise of options/warrants	786	469
Net cash provided by (used in) financing activities	2,265	(2,059)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19)	(117)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,581)	(111)

CASH AND CASH EQUIVALENTS, beginning of period	8,412	362

CASH AND CASH EQUIVALENTS, end of period	$831	$251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$23,464	$21,792

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $13.8 million and $13.3 million during the six months ended June 30, 2014 and 2013, respectively, which were not paid for as of June 30, 2014 and 2013, respectively.  The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable and accrued expenses.

During the six months ended June 30, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. At June 30, 2014, we operated directly or indirectly through joint ventures, 251 imaging centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  Our operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.12% of our outstanding common stock as of June 30, 2014. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

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

RadNet provides non-medical, technical and administrative services to BRMG and the B&C Entities for which it receives a management fee, pursuant to the related management agreements. Through these management agreements and our relationship with both Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision-making related to the ongoing business operations of BRMG and the B&C Entities and we determine the annual budget of BRMG and the B&C Entities. BRMG and the B&C Entities both have insignificant operating assets and liabilities, and de minimis equity. Through these management agreements, we are paid the fair market value of our services, the result of which is that generally all net cash flows of both BRMG and the B&C Entities are transferred to us.

We have determined that BRMG and the B&C Entities are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  BRMG and the B&C Entities on a combined basis recognized $21.4 million and $16.1 million of revenue, net of management service fees to RadNet for the three months ended June 30, 2014 and 2013, respectively, and $21.4 million and $16.1 million of operating expenses for the three months ended June 30, 2014 and 2013, respectively.  RadNet, Inc. recognized in its condensed consolidated statement of operations $92.6 million and $77.7 million of total billed net service fee revenue relating to these VIE’s for the three months ended June 30, 2014 and 2013, respectively, of which $71.2 million and $61.7 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended June 30, 2014 and 2013, respectively.

BRMG and the B&C Entities on a combined basis recognized $42.0 million and $33.5 million of revenue, net of management service fees to RadNet for the six months ended June 30, 2014 and 2013, respectively, and $42.0 million and $33.5 million of operating expenses for the six months ended June 30, 2014 and 2013, respectively.  RadNet, Inc. recognized in its condensed consolidated statement of operations $181.6 million and $158.3 million of total billed net service fee revenue relating to these VIE’s for the six months ended June 30, 2014 and 2013, respectively, of which $139.6 million and $124.8 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the six months ended June 30, 2014 and 2013, respectively.

The cash flows of BRMG and the B&C Entities are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation. In our consolidated balance sheets at June 30, 2014 and December 31, 2013, we have included approximately $77.7 million and $65.2 million, respectively, of accounts receivable and approximately $12.2 million and $11.9 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the B&C Entities combined.

The creditors of both BRMG and the B&C Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the B&C Entities. However, because of the relationship RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from certain centers in California and all of our centers in New York City where we contract with BRMG and the B&C Entities, respectively, for the provision of professional medical services, at all of our other centers, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities. These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers. The radiology practices maintain full control over the provision of professional services. In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee intended to compensate us for the fair market value of our services which in some instances may be based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers. We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures. The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-B&C Entities) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended June 30, 2014 and 2013 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, as amended.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and six months ended June 30, 2014 and 2013 is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Commercial Insurance	$104,901	$104,256	$204,977	$206,208
Medicare	39,412	38,313	77,317	75,638
Medicaid	6,230	6,540	12,049	12,490
Workers' Compensation/Personal Injury	7,853	9,160	15,034	19,103
Other	10,280	9,040	18,062	17,612
Service fee revenue, net of contractual allowances and discounts	168,675	167,310	327,438	331,051
Provision for bad debts	(7,520)	(6,955)	(14,413)	(13,777)
Net service fee revenue	161,155	160,355	313,025	317,274
Revenue under capitation arrangements	17,927	16,165	34,933	32,186
Total net revenue	$179,082	$176,520	$347,958	$349,460

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

Meaningful Use Incentive

Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software will be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. Once an attestation is accepted by Medicare, payments will be made in four to eight weeks to the same taxpayer identification number and through the same channels as their claims payments are made. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $1.8 million during the six months ended June 30, 2014 relating to this incentive. This amount was earned under a Medicare program to promote the use of electronic health record technology.

Liquidity and Capital Resources

We had cash and cash equivalents of $831,000 and accounts receivable of $147.0 million at June 30, 2014, compared to cash and cash equivalents of $8.4 million and accounts receivable of $133.6 million at December 31, 2013. We had a working capital balance of $60.7 million and $58.0 million at June 30, 2014 and December 31, 2013, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended June 30, 2014 and 2013 of $5.1 million and $2.7 million, respectively, and net (loss) income attributable to RadNet, Inc. common stockholders for the six months ended June 30, 2014 and 2013 of ($7.3 million) and $1.3 million, respectively.  We also had stockholders’ (deficit) equity of ($2.8 million) and $2.2 million at June 30, 2014 and December 31, 2013, respectively.

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

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

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

Included in our condensed consolidated balance sheet at June 30, 2014 are $576.7 million of senior secured term loan debt (net of unamortized discounts of $13.4 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
2014 First Lien Term Loans	$410,133	$(10,542)	$399,591
Second Lien Term Loans	180,000	(2,879)	177,121
Total	$590,133	$(13,421)	$576,712

Our revolving credit facility has a $19.0 million aggregate principal amount outstanding as of June 30, 2014.

The following describes our most recent financing activities:

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, as amended by that certain first amendment dated April 3, 2013 (the “2013 Amendment”) (collectively, the Refinance Agreement”), by entering into a second amendment to the Refinance Agreement (the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

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

Revolving Credit Facility. The $101.25 million revolving credit line established in the Credit and Guaranty Agreement dated October 10, 2012 was unaltered by the agreements above and remains in place.

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Refinance Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate plus 3.25% or (b) the Base Rate (as defined in the Refinance Agreement) plus 2.25%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on all of the term loans under the Refinance Agreement. The Adjusted Eurodollar Rate at June 30, 2014 was 0.33%.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate plus 7.0% or (b) the Base Rate plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at June 30, 2014 was 0.33%.

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

These limitations are subject to a number of important qualifications and exceptions, as described in the Second Lien Credit Agreement. As of June 30, 2014, we were in compliance with all covenants.

Senior Notes

On April 6, 2010, we issued and sold $200 million of 10 3/8% senior unsecured notes due 2018 at a price of 98.680% (the “senior notes”).  All payments of the senior notes, including principal and interest, were guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc., and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries.  The senior notes were issued under an indenture dated April 6, 2010 (the “Indenture”), by and among Radnet Management, Inc., as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee.” We paid interest on the senior notes on April 1 and October 1 of each year, commencing October 1, 2010, and they were scheduled to expire on April 1, 2018.

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

Senior Notes Tender Offer and Exercise of Optional Redemption

Radnet Management completed the retirement of its $200 million in Senior Notes on April 24, 2014 and following such retirement the Company completed the satisfaction and discharge of the Indenture. The transactions leading to the retirement of the Senior Notes are described below:

Tender Offer and Exercise of Optional Redemption of March 7, 2014. On March 7, 2014, Radnet Management commenced a tender offer to purchase for cash any and all outstanding senior notes. In connection with the tender offer, Radnet Management also commenced a consent solicitation to amend the Indenture to eliminate or modify certain restrictive covenants. On March 25, 2014 (the “Initial Payment Date”), Radnet Management made a payment in cash for all senior notes tendered prior to 5:00 P.M., New York City time, on March 20, 2014 (the “Consent Payment Deadline”). As of the Consent Payment Deadline, Radnet Management had received tenders and consents in respect of $193,464,000 aggregate principal amount of the senior notes, representing 96.73% of the outstanding senior notes, all of which were accepted for purchase. The total consideration for each $1,000 principal amount of senior notes validly tendered and not withdrawn at or prior to the Consent Payment Deadline and accepted for purchase was $1,056.88 (the “Total Consideration”), which amount included a consent payment (the “Consent Payment”) of $30.00 per $1,000 principal amount of senior notes. In addition, all senior notes accepted for payment received accrued and unpaid interest in respect of such notes from the last interest payment date prior to the applicable settlement date to, but not including, the applicable settlement date. The tender offer expired on April 3, 2014 and between the Consent Payment Deadline and the expiration of the tender offer, no additional senior notes were tendered. With a net carrying amount including discount and unamortized issue costs of $189.2 million, a loss on early extinguishment of debt of $15.5 million was recorded in the first quarter of 2014.

Tender Offer and Exercise of Optional Redemption of March 25, 2014. On March 25, 2014, Radnet Management called for redemption all of its remaining outstanding senior notes not purchased prior to the expiration of the tender offer described above, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, Radnet Management completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding.  With a net carrying amount including discount and unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $470,800 was recorded in the second quarter of 2014.

Capital Lease Investments

During the six months ended June 30, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

NOTE 2 – FACILITY ACQUISITIONS

On January 2, 2014, we acquired the diagnostic imaging practice of Leslie A. Saint-Louis, MD located in New York, New York for $360,000. Upon acquisition, we relocated the practice to a nearby existing center in New York, New York. We have made a fair value determination of the assets acquired and have allocated $310,000 to goodwill and $50,000 to other intangible assets related to a covenant not to compete contract with Dr. Saint-Louis.

On April 1, 2014, we acquired the diagnostic imaging practice of Sidney Friedman, M.D. located in Westchester, CA for $1.4 million. We have made a preliminary fair value determination of the assets acquired and have allocated $600,000 to Imaging equipment, $470,000 to accounts receivable and $331,000 to goodwill.

NOTE 3 – NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standard Board issued a GAAP update "Revenue from Contracts with Customers". This GAAP update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This GAAP update also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The GAAP update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

NOTE 4 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss) attributable to RadNet, Inc.'s common stockholders	$5,144	$2,686	$(7,280)	$1,344

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	40,817,333	39,217,122	40,413,863	39,038,904
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.13	$0.07	$(0.18)	$0.03

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	40,817,333	39,217,122	40,413,863	39,038,904
Add nonvested restricted stock subject only to service vesting	1,019,930	302,799	–	302,438
Add additional shares issuable upon exercise of stock options and warrants	1,425,732	309,742	–	511,956
Weighted average number of common shares used in calculating diluted net income per share	43,262,995	39,829,663	40,413,863	39,853,298
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.12	$0.07	$(0.18)	$0.03

For the six months ended June 30, 2014 we excluded all outstanding options, warrants and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

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

The following table is a roll forward of our investment in joint ventures during the six months ended June 30, 2014 (in thousands):

Balance as of December 31, 2013	$28,949
Equity contributions in existing joint ventures	900
Equity earnings in these joint ventures	2,713
Distribution of earnings	(5,041)
Balance as of June 30, 2014	$27,521

We earned management service fees from the centers underlying these joint ventures of approximately $2.2 million and $2.7 million for the three months ended June 30, 2014 and 2013, respectively, and $4.6 million and $4.7 million for the six months ended June 30, 2014 and 2013, respectively.

The following table is a summary of key financial data for these joint ventures as of June 30, 2014 (in thousands) and for the six months ended June 30, 2014 and 2013 (in thousands):

Balance Sheet Data:	June 30, 2014

Current assets	$14,537
Noncurrent assets	46,997
Current liabilities	(5,587)
Noncurrent liabilities	(5,809)
Total net assets	$50,138

Book value of Radnet joint venture interests	$22,800
Cost in excess of book value of acquired joint venture interests	4,397
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	324
Total value of Radnet joint venture interests	$27,521
Total book value of other joint venture partner interests	$27,338

Income Statement Data for the six months ended June 30,	2014	2013

Net revenue	$48,835	$45,209
Net income	$5,738	$5,952

NOTE 6 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options and Warrants

We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006. As of June 30, 2014, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of June 30, 2014, 2,062,167, or approximately 90.8%, of the 2,272,167 outstanding stock options and warrants granted under our option plans are fully vested. During the six months ended June 30, 2014, we did not grant options or warrants under our 2006 Plan.

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

As of June 30, 2014, all 200,000 of the outstanding warrants outside the 2006 Plan are fully vested. During the six months ended June 30, 2014, we did not grant warrants outside of our 2006 Plan.

The following summarizes all of our option and warrant transactions during the six months ended June 30, 2014:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Outstanding Options and Warrants		Exercise price	Contractual Life	Intrinsic
Under the 2006 Plan and 2000 Plan	Shares	Per Common Share	(in years)	Value

Balance, December 31, 2013	4,701,250	$3.15
Granted	–	–
Exercised	(2,129,083)	2.40
Canceled or expired	(300,000)	6.10
Balance, June 30, 2014	2,272,167	3.46	1.65	$7,799,490
Exercisable at June 30, 2014	2,062,167	3.54	1.51	6,972,755

			Weighted Average
		Weighted Average	Remaining	Aggregate
Non-Plan		Exercise price	Contractual Life	Intrinsic
Outstanding Warrants	Shares	Per Common Share	(in years)	Value
Balance, December 31, 2013	200,000	$2.62
Granted	–	–
Exercised	–	–
Canceled or expired	–	–
Balance, June 30, 2014	200,000	2.62	1.42	$802,000
Exercisable at June 30, 2014	200,000	2.62	1.42	802,000

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2014 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on June 30, 2014. Total intrinsic value of options and warrants exercised during the six months ended June 30, 2014 and 2013 was approximately $5.9 million and $2.3 million, respectively. As of June 30, 2014, total unrecognized stock-based compensation expense related to non-vested employee awards was $82,310, which is expected to be recognized over a weighted average period of approximately 1.6 years.

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

At June 30, 2014, the total unrecognized fair value of all restricted stock awards was approximately $1.3 million, which will be recognized over the remaining vesting period of 2.75 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at June 30, 2014, we had 5,003,952 options, warrants and shares of restricted stock outstanding, 2,141,583 options exercised and 3,854,465 available for grant.

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
2014 First Lien Term Loans	$–	$412,697	$–	$412,697	$410,133
Second Lien Term Loans		$180,450	$–	180,450	$180,000

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Total Face Value
Senior Term Loan	$–	$380,508	$–	$380,508	$349,125
Senior Notes	–	199,000	–	199,000	200,000

The carrying value of our line of credit at June 30, 2014 and December 31, 2013 of $19.0 million and $0, respectively, approximated its fair value.

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

Statements in this quarterly report concerning our ability to successfully acquire and integrate new operations, to grow our contract management business, our financial guidance, our future cost saving efforts, our increased business from new equipment or operations and our ability to finance our operations and repay our outstanding indebtedness, including our increased amortization payments, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “assumption” or the negative of these terms or other comparable terminology.

The factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended or supplemented by the information, if any, in Part II – Item 1A in our quarterly report on Form 10-Q for the quarter ended March 31, 2014 and in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date when they are made. Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of those statements. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At June 30, 2014, we operated directly or indirectly through joint ventures, 251 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the six months ended June 30, 2014 and 2013, we performed 2,382,108 and 2,255,530 diagnostic imaging procedures, respectively, and generated total net revenue of $348.0 million and $349.5 million, respectively.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.12% of our outstanding common stock as of June 30, 2014. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

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

RadNet provides non-medical, technical and administrative services to BRMG and the B&C Entities for which it receives a management fee, pursuant to the related management agreements. Through these management agreements and our relationship with both Dr. Berger and Dr. Crues, we have exclusive authority over all non-medical decision-making related to the ongoing business operations of BRMG and the B&C Entities and we determine the annual budget of BRMG and the B&C Entities. BRMG and the B&C Entities both have insignificant operating assets and liabilities, and de minimis equity. Through these management agreements, we are paid the fair market value of our services, the result of which is that generally all net cash flows of both BRMG and the B&C Entities are transferred to us.

We have determined that BRMG and the B&C Entities are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  BRMG and the B&C Entities on a combined basis recognized $21.4 million and $16.1 million of revenue, net of management service fees to RadNet for the three months ended June 30, 2014 and 2013, respectively, and $21.4 million and $16.1 million of operating expenses for the three months ended June 30, 2014 and 2013, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $92.6 million and $77.7 million of total billed net service fee revenue relating to these VIE’s for the three months ended June 30, 2014 and 2013, respectively, of which $71.2 million and $61.7 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended June 30, 2014 and 2013, respectively.

BRMG and the B&C Entities on a combined basis recognized $42.0 million and $33.5 million of revenue, net of management service fees to RadNet for the six months ended June 30, 2014 and 2013, respectively, and $42.0 million and $33.5 million of operating expenses for the six months ended June 30, 2014 and 2013, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $181.6 million and $158.3 million of total billed net service fee revenue relating to these VIE’s for the six months ended June 30, 2014 and 2013, respectively, of which $139.6 million and $124.8 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the six months ended June 30, 2014 and 2013, respectively.

The cash flows of BRMG and the B&C Entities are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.  In our consolidated balance sheets at June 30, 2014 and December 31, 2013, we have included approximately $77.7 million and $65.2 million, respectively, of accounts receivable and approximately $12.2 million and $11.9 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the B&C Entities combined.

The creditors of both BRMG and the B&C Entities do not have recourse to our general credit and there are no other arrangements that could expose us to losses on behalf of BRMG and the B&C Entities. However, because of the relationship RadNet may be required to provide financial support to cover any operating expenses in excess of operating revenues.

Aside from certain centers in California and all of our centers in New York City where we contract with BRMG and the B&C Entities, respectively, for the provision of professional medical services, at all of our other centers, we have entered into long-term contracts with independent radiology groups in the area to provide physician services at those facilities.  These third party radiology practices provide professional services, including supervision and interpretation of diagnostic imaging procedures, in our diagnostic imaging centers.  The radiology practices maintain full control over the provision of professional services. The contracted radiology practices generally have outstanding physician and practice credentials and reputations; strong competitive market positions; a broad sub-specialty mix of physicians; a history of growth and potential for continued growth.  In these facilities we enter into long-term agreements with radiology practice groups (typically 40 years). Under these arrangements, in addition to obtaining technical fees for the use of our diagnostic imaging equipment and the provision of technical services, we provide management services and receive a fee intended to compensate us for the fair market value of our services which in some instances may be based on the practice group’s professional revenue, including revenue derived outside of our diagnostic imaging centers.  We own the diagnostic imaging equipment and, therefore, receive 100% of the technical reimbursements associated with imaging procedures.  The radiology practice groups retain the professional reimbursements associated with imaging procedures after deducting management service fees paid to us.  We have no financial controlling interest in the independent (non-BRMG or non-B&C Entities) radiology practices; accordingly, we do not consolidate the financial statements of those practices in our consolidated financial statements.

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

The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In Note 2 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2013, as amended, we discuss our significant accounting policies, including those that do not require management to make difficult, subjective or complex judgments or estimates. The most significant areas involving management’s judgments and estimates are described below.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and six months ended June 30, 2014 and 2013 is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Commercial Insurance	$104,901	$104,256	$204,977	$206,208
Medicare	39,412	38,313	77,317	75,638
Medicaid	6,230	6,540	12,049	12,490
Workers' Compensation/Personal Injury	7,853	9,160	15,034	19,103
Other	10,280	9,040	18,062	17,612
Service fee revenue, net of contractual allowances and discounts	168,675	167,310	327,438	331,051
Provision for bad debts	(7,520)	(6,955)	(14,413)	(13,777)
Net service fee revenue	161,155	160,355	313,025	317,274
Revenue under capitation arrangements	17,927	16,165	34,933	32,186
Total net revenue	$179,082	$176,520	$347,958	$349,460

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

Deferred Tax Assets

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. At June 30, 2014, we determined that approximately $57.4 million of our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Long-Lived Assets

Goodwill at June 30, 2014 totaled $197.1 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We tested goodwill for impairment on October 1, 2013.  Based on our test, we noted no impairment related to goodwill as of October 1, 2013. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of June 30, 2014.

New Accounting Standards

In May 2014, the Financial Accounting Standard Board issued a GAAP update "Revenue from Contracts with Customers". This GAAP update requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. This GAAP update also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The GAAP update is effective for fiscal years (and interim reporting periods within fiscal years) beginning after December 15, 2016. We are currently evaluating the impact of the GAAP update on our consolidated financial position, results of operations and cash flows.

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

On July 3, 2014, CMS published its proposed Medicare Physician Fee Schedule rule for CY 2015.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	90.4%	91.2%	90.4%	91.1%
Provision for bad debts	-4.0%	-3.8%	-4.0%	-3.8%
Net service fee revenue	86.4%	87.4%	86.4%	87.3%
Revenue under capitation arrangements	9.6%	8.8%	9.6%	8.9%
Total net revenue	96.0%	96.2%	96.0%	96.2%

OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	79.2%	81.0%	80.8%	82.1%
Depreciation and amortization	8.1%	7.9%	8.5%	8.1%
Loss on sale and disposal of equipment	0.0%	0.1%	0.1%	0.1%
Severance costs	0.2%	0.1%	0.2%	0.1%
Total operating expenses	87.6%	89.1%	89.6%	90.3%

INCOME FROM OPERATIONS	8.4%	7.1%	6.4%	5.9%

OTHER INCOME AND EXPENSES
Interest expense	5.5%	6.2%	6.1%	6.5%
Meaningful use incentive	0.0%	0.0%	-0.5%	0.0%
Equity in earnings of joint ventures	-0.9%	-0.9%	-0.7%	-0.8%
Gain on sale of imaging centers	0.0%	-1.1%	0.0%	-0.6%
Loss on early extinguishment of Senior Notes	0.3%	0.0%	4.4%	0.0%
Other (income) expenses	0.0%	0.1%	0.0%	0.0%
Total other expenses	4.9%	4.2%	9.3%	5.1%

INCOME (LOSS) BEFORE INCOME TAXES	3.5%	2.9%	-2.9%	0.7%
(Provision for) Benefit from income taxes	-0.7%	-1.4%	0.9%	-0.3%

NET INCOME (LOSS)	2.8%	1.5%	-2.0%	0.4%
Net income (loss) attributable to noncontrolling interests	0.1%	0.0%	0.0%	0.0%

NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	2.8%	1.5%	-2.0%	0.4%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Service Fee Revenue

Service fee revenue for the three months ended June 30, 2014 was $168.7 million compared to $167.3 million for the three months ended June 30, 2013, an increase of $1.4 million, or 0.8%.

Service fee revenue, including only those centers which were in operation throughout the second quarters of both 2014 and 2013 decreased $2.5 million, or 2.5%. This 2.5% decrease is due to a reduction in volumes during the current year’s quarter when compared to the prior year’s quarter as well as a reduction in collection rates experienced so far in 2014. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to April 1, 2013. For the three months ended June 30, 2014, service fee revenue from centers that were acquired or divested subsequent to April 1, 2013 and excluded from the above comparison was $3.9 million.

Provision for Bad Debts

Provision for bad debts increased $565,000, or 8.1%, to approximately $7.5 million, or 4.4% of net revenue, for the three months ended June 30, 2014 compared to $7.0 million, or 4.2% of service fee revenue, for the three months ended June 30, 2013.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended June 30, 2014 was $17.9 million compared to $16.2 million for the three months ended June 30, 2013, an increase of $1.8 million or 10.9%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the second quarters of both 2014 and 2013 increased $1.5 million, or 9.2%. This 9.2% increase was mainly due to new contractual relationships with private insurers. For the three months ended June 30, 2014, revenue under capitation arrangements from centers that were acquired or divested subsequent to April 1, 2013 and excluded from the above comparison was approximately $278,000.

Operating Expenses

Cost of operations for the three months ended June 30, 2014 decreased approximately $980,000, or 0.6%, from $148.7 million for the three months ended June 30, 2013 to $147.8 million for the three months ended June 30, 2014. The following table sets forth our cost of operations and total operating expenses for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013

Salaries and professional reading fees, excluding stock-based compensation	$81,667	$79,530
Stock-based compensation	611	$630
Building and equipment rental	15,648	$16,488
Medical supplies	10,455	$9,115
Other operating expenses *	39,427	42,935
Cost of operations	147,808	148,698

Depreciation and amortization	15,199	14,528
Loss (gain) on sale and disposal of equipment	46	192
Severance costs	383	117
Total operating expenses	$163,436	$163,535

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $2.2 million, or 2.7%, to $81.7 million for the three months ended June 30, 2014 compared to $79.5 million for the three months ended June 30, 2013.

Salaries and professional reading fees, including only those centers which were in operation throughout the second quarters of both 2014 and 2013, increased $44,000, or 0.1%. For the three months ended June 30, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to April 1, 2013 and excluded from the above comparison was approximately $2.1 million.

Stock-based compensation

Stock-based compensation decreased $19,000, or 3.0%, to approximately $611,000 for the three months ended June 30, 2014 compared to $630,000 for the three months ended June 30, 2013.

Building and equipment rental

Building and equipment rental expenses decreased $840,000, or 5.1%, to $15.6 million for the three months ended June 30, 2014 compared to $16.5 million for the three months ended June 30, 2013.

Building and equipment rental expenses, including only those centers which were in operation throughout the second quarters of both 2014 and 2013, decreased $1.4 million, or 8.8%. This 8.8% decrease mainly related to the re-negotiation of radiology equipment operating leases into capital leases, thus reducing equipment rental expense. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2013. For the three months ended June 30, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to April 1, 2013 and excluded from the above comparison was approximately $641,000.

Medical supplies

Medical supplies expense increased $1.4 million, or 14.7%, to $10.5 million for the three months ended June 30, 2014 compared to $9.1 million for the three months ended June 30, 2013.

Medical supplies expenses, including only those centers which were in operation throughout the second quarter of both 2014 and 2013, increased $1.2 million, or 13.2%. This 13.2% increase is primarily due to a decrease in rebates for key medical supplies over the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2013. For the three months ended June 30, 2014, medical supplies expense from centers that were acquired or divested subsequent to April 1, 2013 and excluded from the above comparison was $145,000.

Other operating expenses

Other operating expenses decreased $3.5 million, or 8.2%, to $39.4 million for the three months ended June 30, 2014 compared to $42.9 million for the three months ended June 30, 2013.

Other operating expenses, including only those centers which were in operation throughout the second quarters of both 2014 and 2013, decreased $4.3 million, or 10.0%. This 10.0% decrease is primarily due to reduced rates on certain of our maintenance contracts along with decreased license fees. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2013. For the three months ended June 30, 2014, other operating expense from centers that were acquired or divested subsequent April 1, 2013 and excluded from the above comparison was $941,000. For the three months ended June 30, 2013, other operating expense from centers that were acquired or divested subsequent to April 1, 2013 was $112,000.

Depreciation and amortization

Depreciation and amortization increased $671,000, or 4.6%, to $15.2 million for the three months ended June 30, 2014 compared to $14.5 million for the three months ended June 30, 2013.

Depreciation and amortization, including only those centers which were in operation throughout the second quarter of both 2014 and 2013, increased $218,000, or 1.5%. This 1.5% rise is primarily due to operating leases that were re-negotiated into capital leases starting in January 2014 resulting in increased depreciation. This comparison excludes expenses from centers that were acquired or divested subsequent to April 1, 2013. For the three months ended June 30, 2014, depreciation and amortization from centers that were acquired or divested subsequent to April 1, 2013 and excluded from the above comparison was $453,000.

Loss on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $46,000 and $192,000 for the three months ended June 30, 2014 and 2013, respectively. This was related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

Interest expense

Interest expense for the three months ended June 30, 2014 decreased approximately $1.0 million, or 8.9%, to $10.3 million for the three months ended June 30, 2014 compared to $11.3 million for the three months ended June 30, 2013. Interest expense for the three months ended June 30, 2014 included $1.4 million of combined non-cash amortization and write- off of deferred loan costs as well as discount on issuance and refinance of debt. Interest expense for the three months ended June 30, 2013 included $1.3 million of non-cash amortization of deferred loan costs and discount on issuance of debt. Excluding these non-cash amounts for each period, interest expense decreased approximately $1.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This decrease was primarily due to a reduction in interest expense stemming from the redemption of the $200 million Senior Notes. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Equity in earnings from unconsolidated joint ventures

For the three months ended June 30, 2014 and 2013, we recognized equity in earnings from unconsolidated joint ventures of $1.6 million.

Loss on early extinguishment of Senior Notes

For the three months ended June 30, 2014, we recognized a $471,000 loss on early extinguishment of debt through our tender offer for our senior notes. See “Liquidity and Capital Resources” below and Note 1 to the condensed consolidated financial statements contained herein for more details on our debt refinancing.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Service Fee Revenue

Service fee revenue for the six months ended June 30, 2014 was $327.4 million compared to $331.1 million for the six months ended June 30, 2013, a decrease of $3.7 million, or 1.1%.

Service fee revenue, including only those centers which were in operation throughout the first and second quarters of both 2014 and 2013 decreased $8.1 million, or 2.5%. This 2.5% decrease is due to a reduction in volumes during the first two quarters of 2014 when compared to the same period last year as well as a reduction in collection rates experienced so far in 2014. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2013. For the six months ended June 30, 2014, service fee revenue from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $6.6 million. For the six months ended June 30, 2013, service fee revenue from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $2.2 million.

Provision for Bad Debts

Provision for bad debts increased $636,000, or 4.6%, to $14.4 million, or 4.4% of service fee revenue, for the six months ended June 30, 2014 compared to $13.8 million, or 4.2% of service fee revenue, for the six months ended June 30, 2013.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the six months ended June 30, 2014 was $34.9 million compared to $32.2 million for the six months ended June 30, 2013, an increase of $2.7 million or 8.5%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first and second quarters of both 2014 and 2013 increased $2.3 million, or 7.3%. This 7.3% increase was mainly due to new contractual relationships with private insurers. For the six months ended June 30, 2014, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $405,000.

Operating Expenses

Cost of operations for the six months ended June 30, 2014 decreased approximately $5.4 million, or 1.8%, from $298.3 million for the six months ended June 30, 2013 to $292.8 million for the six months ended June 30, 2014. The following table sets forth our cost of operations and total operating expenses for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013

Salaries and professional reading fees, excluding stock-based compensation	$162,314	$161,221
Stock-based compensation	1,636	1,582
Building and equipment rental	31,263	32,791
Medical supplies	19,242	18,293
Other operating expenses *	78,383	84,373
Cost of operations	292,838	298,260

Depreciation and amortization	30,770	29,288
Loss on sale and disposal of equipment	292	362
Severance costs	864	240
Total operating expenses	$324,764	$328,150

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $1.1 million, or 0.7%, to $162.3 million for the six months ended June 30, 2014 compared to $161.2 million for the six months ended June 30, 2013.

Salaries and professional reading fees, including only those centers which were in operation throughout the first and second quarters of both 2014 and 2013, decreased $2.1 million, or 1.3%. This 1.3% decrease is in line with our decrease in procedure volumes at these centers. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the six months ended June 30, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $3.7 million. For the six months ended June 30, 2013, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2013 and excluded from the above comparison was approximately $541,000.

Stock-based compensation

Stock-based compensation was $1.6 million for each of the six months ended June 30, 2014 and 2013.

Building and equipment rental

Building and equipment rental expenses decreased $1.5 million, or 4.7%, to $31.3 million for the six months ended June 30, 2014 compared to $32.8 million for the six months ended June 30, 2013.

Building and equipment rental expenses, including only those centers which were in operation throughout the first two quarters of both 2014 and 2013, decreased $2.7 million, or 8.3%. This 8.3% decrease is primarily due to equipment lease buy-outs occurring subsequent to June 30, 2013. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the six months ended June 30, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $1.4 million. For the six months ended June 30, 2013, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $240,000.

Medical supplies

Medical supplies expense increased $900,000, or 5.2%, to $19.2 million for the six months ended June 30, 2014 compared to $18.3 million for the six months ended June 30, 2013.

Medical supplies expenses, including only those centers which were in operation throughout the first two quarters of both 2014 and 2013, increased $1.5 million, or 8.6%. This 8.6% increase is primarily due to a decrease in rebates for key medical supplies over the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the six months ended June 30, 2014, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $306,000. For the six months ended June 30, 2013, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $850,000

Depreciation and amortization

Depreciation and amortization increased $1.5 million, or 5.1%, to $30.8 million for the six months ended June 30, 2014 compared to $29.3 million for the same period last year.

Depreciation and amortization, including only those centers which were in operation throughout the first and second quarters of both 2014 and 2013, increased $713,000, or 2.4%. This 2.4% rise is primarily due to operating leases that were re-negotiated into capital leases starting in January 2014 resulting in increased depreciation. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the six months ended June 30, 2014, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $928,000. For the six months ended June 30, 2013, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $159,000.

Loss on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $292,000 and $362,000 for the six months ended June 30, 2014 and 2013, respectively. This was related to the difference between the net book value of certain equipment sold and proceeds we received from the sale.

Interest expense

Interest expense for the six months ended June 30, 2014 decreased approximately $1.4 million, or 8.8%, to $22.1 million for the six months ended June 30, 2014 compared to $23.5 million for the six months ended June 30, 2013. Interest expense for the six months ended June 30, 2014 included $3.2 million of combined non-cash amortization and write- off of deferred loan costs as well as discount on issuance and refinance of debt.  Interest expense for the six months ended June 30, 2013 included $2.1 million of non-cash amortization of deferred loan costs and discount on issuance of debt.  Excluding these non-cash amounts for each period, interest expense decreased approximately $1.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This decrease was primarily due to a reduction in interest expense stemming from the redemption of the $200 million Senior Notes. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Meaningful use incentive

For the six months ended June 30, 2014, we recognized other income from meaningful use incentive in the amount of $1.8 million. This amount was earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contain herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the six months ended June 30, 2014, we recognized equity in earnings from unconsolidated joint ventures of $2.7 million compared to $2.9 million for the six months ended June 30, 2013, a 5.3% decrease of $151,000.

Loss on early extinguishment of Senior Notes

For the six months ended June 30, 2014, we recognized a $15.9 million loss on early extinguishment of debt through our tender offers for our senior notes. Completion of the tenders was conditioned on the closing of the amendment to the First Lien and the Second Lien Credit and Guaranty Agreement. See “Liquidity and Capital Resources” below and Note 1 to the condensed consolidated financial statements contained herein for more details on our debt refinancing.

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

The following is a reconciliation of GAAP net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss) attributable to RadNet, Inc. common stockholders	$5,144	$2,686	$(7,280)	$1,344
Plus provision for (benefit from) income taxes	1,233	2,497	(3,245)	1,249
Plus other (income) expenses	(4)	150	(2)	148
Plus loss on early extinguishment of Senior Notes	471	–	15,927	–
Plus interest expense	10,336	11,343	22,108	23,490
Plus severance costs	383	117	864	240
Plus loss on sale and disposal of equipment	46	192	292	362
Less gain on sale of imaging centers	–	(2,108)	–	(2,108)
Plus depreciation and amortization	15,199	14,528	30,770	29,288
Plus non-cash employee stock-based compensation	611	630	1,636	1,582
Adjusted EBITDA	$33,419	$30,035	$61,070	$55,595

Liquidity and Capital Resources

We had cash and cash equivalents of $831,000 and accounts receivable of $147.0 million at June 30, 2014, compared to cash and cash equivalents of $8.4 million and accounts receivable of $133.6 million at December 31, 2013. We had a working capital balance of $60.7 million and $58.0 million at June 30, 2014 and December 31, 2013, respectively. We had net income attributable to RadNet, Inc. common stockholders for the three months ended June 30, 2014 and 2013 of $5.1 million and $2.7 million, respectively, and net (loss) income attributable to RadNet, Inc. common stockholders for the six months ended June 30, 2014 and 2013 of ($7.3 million) and $1.3 million, respectively. We also had stockholders’ (deficit) equity of ($2.8 million) and $2.2 million at June 30, 2014 and December 31, 2013, respectively.

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

Under the 2014 Amendment to the Refinance Agreement explained in further detail below, the scheduled annual amortization payments on the First Lien Term Loan increased from 1% per annum to 5% per annum. As a result, scheduled amortization increased by $16.8 million from pre-amendment terms. This $16.8 million additional cash obligation will be partially offset by annual interest savings of approximately $5.0 million under the terms of the Second Lien Term Loan as compared to that under the retired Senior Notes. We expect to fund this approximately $11.8 million net increase in amortization payments from cash provided by operating activities

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

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

Included in our condensed consolidated balance sheet at June 30, 2014 are $576.7 million of senior secured term loan debt (net of unamortized discounts of $13.4 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
2014 First Lien Term Loans	$410,133	$(10,542)	$399,591
Second Lien Term Loans	180,000	(2,879)	177,121
Total	$590,133	$(13,421)	$576,712

Our revolving credit facility has a $19.0 million aggregate principal amount outstanding as of June 30, 2014.

Sources and Uses of Cash

Cash provided by operating activities was $19.7 million for the six months ended June 30, 2014 compared to $28.8 million for the six months ended June 30, 2013.

Cash used in investing activities was $29.5 million and $26.7 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, we purchased property and equipment for approximately $26.8 million, acquired the assets and businesses of an additional imaging facility for $1.8 million (see Note 2 to the condensed consolidated financial statements contained herein), and purchased additional equity interests in non-consolidated joint ventures for $900,000.

Cash provided by financing activities was $2.3 million for the six months ended June 30, 2014 compared to cash used in financing activities of $2.1 million for the six months ended June 30, 2013.  The cash provided by financing activities for the six months ended June 30, 2014, was primarily due to amounts received through the First and Second Lien Credit and Guaranty Agreements and borrowings under our line of credit, offset by the redemption of $200.0 million face value senior notes and principal payments on our notes and capital leases. (See Note 1 to the condensed consolidated financial statements herein).

The following describes our most recent financing activities:

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, as amended by that certain first amendment date April 3, 2013 (collectively, the Refinance Agreement”), by entering into a second amendment to the Refinance Agreement (the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

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

Revolving Credit Facility. The $101.25 million revolving credit line established in the Credit and Guaranty Agreement dated October 10, 2012 was unaltered by the agreements above and remains in place.

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Refinance Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate plus 3.25% or (b) the Base Rate plus 2.25%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on all of the term loans under the Refinance Agreement. The Adjusted Eurodollar Rate at June 30, 2014 was 0.33%.

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

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate plus 7.0% or (b) the Base Rate plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at June 30, 2014 was 0.33%.

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

These limitations are subject to a number of important qualifications and exceptions, as described in the Second Lien Credit Agreement. As of June 30, 2014, we were in compliance with all covenants.

Senior Notes

On April 6, 2010, we issued and sold $200 million of 10 3/8% senior unsecured notes due 2018 at a price of 98.680% (the “senior notes”).  All payments of the senior notes, including principal and interest, were guaranteed jointly and severally on a senior unsecured basis by RadNet, Inc., and all of Radnet Management’s current and future domestic wholly owned restricted subsidiaries.  The senior notes were issue under an indenture dated April 6, 2010 (the “Indenture”), by and among Radnet Management, Inc., as issuer, RadNet, Inc., as parent guarantor, the subsidiary guarantors thereof and U.S. Bank National Association, as trustee.” We paid interest on the senior notes on April 1 and October 1 of each year, commencing October 1, 2010, and they were scheduled to on April 1, 2018.

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

Senior Notes Tender Offer and Exercise of Optional Redemption

Radnet Management completed the retirement of its $200 million in Senior Notes on April 24, 2014 and following such retirement the Company completed the satisfaction and discharge of the Indenture. The transactions leading to the retirement of the Senior Notes are described below:

Tender Offer and Exercise of Optional Redemption of March 7, 2014. On March 7, 2014, Radnet Management commenced a tender offer to purchase for cash any and all outstanding senior notes. In connection with the tender offer, Radnet Management also commenced a consent solicitation to amend the Indenture to eliminate or modify certain restrictive covenants. On March 25, 2014 (the “Initial Payment Date”), Radnet Management made a payment in cash for all senior notes tendered prior to 5:00 P.M., New York City time, on March 20, 2014 (the “Consent Payment Deadline”). As of the Consent Payment Deadline, Radnet Management had received tenders and consents in respect of $193,464,000 aggregate principal amount of the senior notes, representing 96.73% of the outstanding senior notes, all of which were accepted for purchase. The total consideration for each $1,000 principal amount of senior notes validly tendered and not withdrawn at or prior to the Consent Payment Deadline and accepted for purchase was $1,056.88 (the “Total Consideration”), which amount included a consent payment (the “Consent Payment”) of $30.00 per $1,000 principal amount of senior notes. In addition, all senior notes accepted for payment received accrued and unpaid interest in respect of such notes from the last interest payment date prior to the applicable settlement date to, but not including, the applicable settlement date. The tender offer expired on April 3, 2014 and between the Consent Payment Deadline and the expiration of the tender offer, no additional senior notes were tendered. With a net carrying amount including discount and unamortized issue costs of $189.2 million, a loss on early extinguishment of debt of $15.5 million was recorded in the first quarter of 2014.

Tender Offer and Exercise of Optional Redemption of March 25, 2014. On March 25, 2014, Radnet Management called for redemption all of its remaining outstanding senior notes not purchased prior to the expiration of the tender offer described in Note 1of our condensed consolidated financial statements contained herein, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, Radnet Management completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding.  With a net carrying amount including discount and unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $470,800 was recorded in the second quarter of 2014.

Capital Lease Investments

During the six months ended June 30, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

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

Interest Rate Sensitivity. RadNet Inc. pays interest on various types of debt instruments to its suppliers, investors and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either Adjusted Eurodollar or prime rates of interest. Under the 2014 Amendment to the Refinance Agreement and Second Lien Credit Agreement’s election facilities’, borrowed funds bear a 1.00% floor or 6 month Adjusted Eurodollar Rate plus an applicable margin of 3.25% for the 2014 First Lien Term Loans and 7% for the Second Lien Term Loans. At June 30, 2014, we had $404.9 million outstanding subject to an Adjusted Eurodollar election on the 2014 First Lien Term Loans and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar floor exceeds the current spot rate of 6 month Adjusted Eurodollar, the spot rate would have to increase more than 67 basis points before an additional interest expense would be accrued. An increase of 167 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $5.8 million of interest expense.  At June 30, 2014, an additional $29.4 million was tied to the prime rate. A hypothetical 1% increase in the prime rate for 2013-2014 would have resulted in an annual increase of approximately $294,000.

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

In November 2013 the Company identified a deficiency in controls relating to the accounting for income taxes and concluded at that time that such a deficiency represented a material weakness in internal control over financial reporting. As a result of this discovery, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2012. Subsequent to November 2013 effort was put forth towards strengthening controls over the accounting for income taxes including placing a senior accounting professional in a leadership position within the accounting department to ensure the quality of information delivered to, and improve the review of completed work received from, the Company’s outside tax consultant, and although some improvements were achieved, the Chief Executive Officer and Chief Financial Officer of RadNet, Inc. concluded that the Company’s disclosure controls and procedures remain ineffective as of June 30, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the guidelines established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework). Based on this assessment, management has concluded that as of June 30, 2014, internal control over financial reporting remains ineffective.

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

ITEM 1A.  Risk Factors

Information about risk factors for the three and six months ended June 30, 2014, does not differ materially from that set forth in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2013, as supplemented and amended by the risk factors in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2014. Please refer to those sections for disclosures regarding the risks and uncertainties related to our business; provided, that those risks are not the only risks facing our business, but may include additional risks and uncertainties not currently known to us or that we currently deem to be immaterial as of the date of this report on Form 10-Q.

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

RADNET, INC.
(Registrant)

Date: August 11, 2014	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Howard G. Berger, M.D.
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Howard G. Berger, M.D.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Mark D. Stolper.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Incentive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

