Form 10-Q
period 2014-09-30
RadNet, Inc.
filed 2014-11-10
CIK 790526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding on November 5, 2014, was 42,710,676 shares.

RADNET, INC.

PART I - FINANCIAL INFORMATION

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE DATA)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$274	$8,412
Accounts receivable, net	155,011	133,599
Current portion of deferred tax assets	16,692	13,321
Prepaid expenses and other current assets	25,272	21,012
Total current assets	197,249	176,344
PROPERTY AND EQUIPMENT, NET	225,597	218,547
OTHER ASSETS
Goodwill	200,304	196,395
Other intangible assets	48,392	50,042
Deferred financing costs, net of current portion	6,682	8,735
Investment in joint ventures	27,474	28,949
Deferred tax assets, net of current portion	39,004	39,914
Deposits and other	3,817	3,650
Total assets	$748,519	$722,576
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other	$100,931	$106,316
Due to affiliates	1,120	2,655
Deferred revenue	1,948	1,344
Current portion of notes payable	19,558	3,103
Current portion of deferred rent	2,256	1,896
Current portion of obligations under capital leases	5,708	3,075
Total current liabilities	131,521	118,389
LONG-TERM LIABILITIES
Deferred rent, net of current portion	19,282	18,989
Revolving credit facility	25,100	–
Notes payable, net of current portion	555,920	572,669
Obligations under capital lease, net of current portion	7,573	2,779
Other non-current liabilities	6,505	7,540
Total liabilities	745,901	720,366

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value, 200,000,000 shares authorized; 42,703,602, and 40,089,196 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4	4
Paid-in-capital	177,141	173,622
Accumulated other comprehensive loss	(88)	(50)
Accumulated deficit	(176,485)	(173,656)
Total RadNet, Inc.'s stockholders' equity (deficit)	572	(80)
Noncontrolling interests	2,046	2,290
Total stockholders' equity	2,618	2,210
Total liabilities and stockholders' equity	$748,519	$722,576

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	$171,098	$165,373	$498,536	$496,424
Provision for bad debts	(7,532)	(7,033)	(21,945)	(20,810)
Net service fee revenue	163,566	158,340	476,591	475,614
Revenue under capitation arrangements	20,493	16,848	55,426	49,034
Total net revenue	184,059	175,188	532,017	524,648
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	153,000	151,770	445,838	450,030
Depreciation and amortization	14,423	14,762	45,193	44,050
Loss on sale and disposal of equipment	1,289	(5)	1,581	357
Severance costs	112	72	976	312
Total operating expenses	168,824	166,599	493,588	494,749
INCOME FROM OPERATIONS	15,235	8,589	38,429	29,899
OTHER INCOME AND EXPENSES
Interest expense	10,395	11,052	32,503	34,542
Meaningful use incentive	–	–	(1,762)	–
Equity in earnings of joint ventures	(2,009)	(1,617)	(4,722)	(4,481)
Gain on sale of imaging centers	–	–	–	(2,108)
Loss on early extinguishment of Senior Notes	–	–	15,927	–
Other expenses	6	4	4	152
Total other expenses	8,392	9,439	41,950	28,105
INCOME (LOSS) BEFORE INCOME TAXES	6,843	(850)	(3,521)	1,794
(Provision for) benefit from income taxes	(2,334)	483	911	(766)
NET INCOME (LOSS)	4,509	(367)	(2,610)	1,028
Net income attributable to noncontrolling interests	58	100	219	151
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$4,451	$(467)	$(2,829)	$877

BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.11	$(0.01)	$(0.07)	$0.02

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$0.10	$(0.01)	$(0.07)	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	41,644,606	39,235,863	40,734,083	39,105,522
Diluted	44,033,580	39,235,863	40,734,083	39,886,140

 The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$4,509	$(367)	$(2,610)	$1,028
Foreign currency translation adjustments	(1)	13	(38)	(104)
COMPREHENSIVE INCOME (LOSS)	4,508	(354)	(2,648)	924
Less comprehensive income attributable to non-controlling interests	58	100	219	151
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	$4,450	$(454)	$(2,867)	$773

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Radnet, Inc.'s Stockholders' (Deficit)	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity	Interests	Equity
BALANCE - JANUARY 1, 2014	40,089,196	$4	$173,622	$(173,656)	$(50)	$(80)	$2,290	$2,210
Issuance of common stock upon exercise of options/warrants	1,572,621	–	1,546	–	–	1,546	–	1,546
Stock-based compensation	–	–	1,854	–	–	1,854	–	1,854
Issuance of restricted stock	1,041,785	–	–	–	–	–	–	–
Purchase of non-controlling interests	–	–	119	–	–	119	(315)	(196)
Dividends paid to noncontrolling interests	–	–	–	–	–	–	(148)	(148)
Change in cumulative foreign currency translation adjustment	–	–	–	–	(38)	(38)	–	(38)
Net (loss) income	–	–	–	(2,829)	–	(2,829)	219	(2,610)
BALANCE - SEPTEMBER 30, 2014	42,703,602	$4	$177,141	$(176,485)	$(88)	$572	$2,046	$2,618

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,610)	$1,028
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	45,193	44,050
Provision for bad debts	21,945	20,810
Equity in earnings of joint ventures	(4,722)	(4,481)
Distributions from joint ventures	7,358	5,624
Deferred rent amortization	653	2,893
Amortization of deferred financing costs	1,708	1,676
Write off of deferred loan costs due to refinance	665	–
Amortization of bond and term loan discounts	2,071	1,651
Loss on sale and disposal of equipment	1,581	357
Loss on early extinguishment of Senior Notes	15,927	–
Gain on Sale of Imaging Centers	–	(2,108)
Stock-based compensation	2,069	2,045
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in purchase transactions:
Accounts receivable	(42,887)	(25,096)
Other current assets	(4,754)	(1,504)
Other assets	(72)	172
Deferred taxes	(2,461)	575
Deferred revenue	604	175
Accounts payable, accrued expenses and other	(8,225)	(5,357)
Net cash provided by operating activities	34,043	42,510
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of imaging facilities	(9,428)	(5,918)
Purchase of noncontrolling interests	(196)	–
Purchase of property and equipment	(33,895)	(39,291)
Proceeds from sale of equipment	766	510
Proceeds from sale of imaging facilities	–	3,290
Proceeds from sale of joint venture interests	–	2,640
Equity contributions in existing joint ventures	(1,161)	(1,803)
Net cash used in investing activities	(43,914)	(40,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes and leases payable	(16,733)	(7,476)
Proceeds from borrowings	210,000	35,122
Payments on Senior Notes	(211,344)	–
Deferred financing costs	(6,650)	(432)
Net proceeds (payments) on revolving credit facility	25,100	(29,600)
Distributions to noncontrolling interests	(148)	(11)
Proceeds from issuance of common stock upon exercise of options/warrants	1,546	469
Net cash provided by (used in) financing activities	1,771	(1,928)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(38)	(104)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,138)	(94)
CASH AND CASH EQUIVALENTS, beginning of period	8,412	362
CASH AND CASH EQUIVALENTS, end of period	$274	$268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$32,389	$26,614

The accompanying notes are an integral part of these financial statements.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

Supplemental Schedule of Non-Cash Investing and Financing Activities

We acquired equipment and certain leasehold improvements for approximately $16.6 million and $11.3 million during the nine months ended September 30, 2014 and 2013, respectively, which were not paid for as of September 30, 2014 and 2013, respectively.  The offsetting amounts due were recorded in our consolidated balance sheet under accounts payable, accrued expenses and other.

During the nine months ended September 30, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

Detail of non-cash investing activities related to acquisitions can be found in Note 2.

RADNET, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

We provide diagnostic imaging services including magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures. At September 30, 2014, we operated directly or indirectly through joint ventures, 263 imaging centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York.  Our operations comprise a single segment for financial reporting purposes.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.1% of our outstanding common stock as of September 30, 2014. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

John V Crues, III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG.  Dr. Crues owns a controlling interest in four medical groups (“Crues Entities”) which provide professional medical services at some of our facilities in Manhattan and Brooklyn, New York while Dr. Berger owns a controlling interest in two medical groups (“NY Berger Entities”) which provide professional medical services at one of our Manhattan, New York facilities.  The Crues Entities and the NY Berger Entities are collectively hereinafter referred to as the “B&C Entities.”

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

We have determined that BRMG and the B&C Entities are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  BRMG and the B&C Entities on a combined basis recognized $23.6 million and $24.7 million of revenue, net of management service fees to RadNet for the three months ended September 30, 2014 and 2013, respectively, and $23.6 million and $24.7 million of operating expenses for the three months ended September 30, 2014 and 2013, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $98.0 million and $98.3 million of total billed net service fee revenue relating to these VIE’s for the three months ended September 30, 2014 and 2013, respectively, of which $74.4 million and $73.6 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended September 30, 2014 and 2013, respectively.

BRMG and the B&C Entities on a combined basis recognized $65.6 million and $58.2 million of revenue, net of management service fees to RadNet for the nine months ended September 30, 2014 and 2013, respectively, and $65.6 million and $58.2 million of operating expenses for the nine months ended September 30, 2014 and 2013, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $279.6 million and $256.6 million of total billed net service fee revenue relating to these VIE’s for the nine months ended September 30, 2014 and 2013, respectively, of which $213.9 million and $198.4 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the nine months ended September 30, 2014 and 2013, respectively.

The cash flows of BRMG and the B&C Entities are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.  In our consolidated balance sheets at September 30, 2014 and December 31, 2013, we have included approximately $80.3 million and $65.2 million, respectively, of accounts receivable and approximately $9.4 million and $11.9 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the B&C Entities combined.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles for complete financial statements; however, in the opinion of our management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods ended September 30, 2014 and 2013 have been made. The results of operations for any interim period are not necessarily indicative of the results for a full year. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013 filed on March 17, 2014, as amended.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and nine months ended September 30, 2014 and 2013 is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Commercial Insurance	$109,472	$103,934	$314,300	$310,147
Medicare	41,203	38,276	118,627	113,916
Medicaid	6,248	5,869	18,214	18,358
Workers' Compensation/Personal Injury	7,821	8,566	22,708	27,666
Other	6,354	8,727	24,688	26,337
Service fee revenue, net of contractual allowances and discounts	171,098	165,373	498,536	496,424
Provision for bad debts	(7,532)	(7,033)	(21,945)	(20,810)
Net service fee revenue	163,566	158,340	476,591	475,614
Revenue under capitation arrangements	20,493	16,848	55,426	49,034
Total net revenue	$184,059	$175,188	$532,017	$524,648

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

Meaningful Use Incentive

Under the American Recovery and Reinvestment Act of 2009, a program was enacted that provides financial incentives for providers that successfully implement and utilize electronic health record technology to improve patient care. Our software development team in Canada established an objective to build a Radiology Information System (RIS) software platform that has been awarded Meaningful Use certification. As this certified RIS system is implemented throughout our imaging centers, the radiologists that utilize this software will be eligible for the available financial incentives. In order to receive such incentive payments providers must attest that they have demonstrated meaningful use of the certified RIS in each stage of the program. Once an attestation is accepted by Medicare, payments will be made in four to eight weeks to the same taxpayer identification number and through the same channels as their claims payments are made. We account for this meaningful use incentive under the Gain Contingency Model outlined in ASC 450-30. Under this model, we record within non-operating income, meaningful use incentive only after Medicare accepts an attestation from the qualified eligible professional demonstrating meaningful use. We recorded approximately $1.8 million during the nine months ended September 30, 2014 relating to this incentive. This amount was earned under a Medicare program to promote the use of electronic health record technology.

Liquidity and Capital Resources

We had cash and cash equivalents of $274,000 and accounts receivable of $155.0 million at September 30, 2014, compared to cash and cash equivalents of $8.4 million and accounts receivable of $133.6 million at December 31, 2013. We had a working capital balance of $65.7 million and $58.0 million at September 30, 2014 and December 31, 2013, respectively. We had net income (loss) attributable to RadNet, Inc. common stockholders for the three months ended September 30, 2014 and 2013 of $4.5 million and ($467,000) respectively, and net (loss) income attributable to RadNet, Inc. common stockholders for the nine months ended September 30, 2014 and 2013 of ($2.8 million) and $877,000, respectively.  We also had stockholders’ equity of $2.6 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively.

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

Included in our condensed consolidated balance sheet at September 30, 2014 are $572.2 million of senior secured term loan debt (net of unamortized discounts of $12.7 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
2014 First Lien Term Loans	$404,942	$(9,922)	$395,020
Second Lien Term Loans	$180,000	$(2,772)	$177,228
Total	$584,942	$(12,694)	$572,248

Our revolving credit facility has a $25.1 million aggregate principal amount outstanding as of September 30, 2014.

The following describes our most recent financing activities:

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, by that certain first amendment dated April 3, 2013 (the “2013 Amendment”) (collectively, the Refinance Agreement”), by entering into a second amendment to the Refinance Agreement (the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

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

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Refinance Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate plus 3.25% or (b) the Base Rate (as defined in the Refinance Agreement) plus 2.25%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on all of the term loans under the Refinance Agreement. The Adjusted Eurodollar Rate at September 30, 2014 was 0.33%.

Payments. The scheduled amortization of the term loans under the Refinance Agreement has been increased from quarterly payments of $975,000 to quarterly payments of $5.2 million which started in June 2014, with the remaining balance to be paid at maturity.

The other material terms of the Refinance Agreement remain unchanged as described in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate plus 7.0% or (b) the Base Rate plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at September 30, 2014 was 0.33%.

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

These limitations are subject to a number of important qualifications and exceptions, as described in the Second Lien Credit Agreement. As of September 30, 2014, we were in compliance with all covenants.

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

Tender Offer and Exercise of Optional Redemption on March 7, 2014. On March 7, 2014, Radnet Management commenced a tender offer to purchase for cash any and all outstanding senior notes. In connection with the tender offer, Radnet Management also commenced a consent solicitation to amend the Indenture to eliminate or modify certain restrictive covenants. On March 25, 2014 (the “Initial Payment Date”), Radnet Management made a payment in cash for all senior notes tendered prior to 5:00 P.M., New York City time, on March 20, 2014 (the “Consent Payment Deadline”). As of the Consent Payment Deadline, Radnet Management had received tenders and consents in respect of $193,464,000 aggregate principal amount of the senior notes, representing 96.73% of the outstanding senior notes, all of which were accepted for purchase. The total consideration for each $1,000 principal amount of senior notes validly tendered and not withdrawn at or prior to the Consent Payment Deadline and accepted for purchase was $1,056.88 (the “Total Consideration”), which amount included a consent payment (the “Consent Payment”) of $30.00 per $1,000 principal amount of senior notes. In addition, all senior notes accepted for payment received accrued and unpaid interest in respect of such notes from the last interest payment date prior to the applicable settlement date to, but not including, the applicable settlement date. The tender offer expired on April 3, 2014 and between the Consent Payment Deadline and the expiration of the tender offer, no additional senior notes were tendered. With a net carrying amount including discount and unamortized issue costs of $189.2 million, a loss on early extinguishment of debt of $15.5 million was recorded in the first quarter of 2014.

Tender Offer and Exercise on Optional Redemption of March 25, 2014. On March 25, 2014, Radnet Management called for redemption all of its remaining outstanding senior notes not purchased prior to the expiration of the tender offer described above, with a redemption date of April 24, 2014 (the “Redemption Date”). Upon redemption on April 24, 2014, the holders of the senior notes being redeemed received a redemption price equal to 105.188% of the outstanding principal amount of the senior notes being redeemed (or $1,051.88 per $1,000 in principal amount of the senior notes) in accordance with the terms of the Indenture, or approximately $6.9 million in total, including approximately $43,000 of accrued and unpaid interest up to, but excluding the Redemption Date.  As of that date, Radnet Management completed the satisfaction and discharge of the Indenture in accordance with its terms and no senior notes remained outstanding.  With a net carrying amount including discount and unamortized issue costs of $6.4 million, a loss on early extinguishment of debt of $471,000 was recorded in the second quarter of 2014.

Capital Lease Investments

During the nine months ended September 30, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

NOTE 2 – FACILITY ACQUISITIONS

On September 1, 2014 we completed our acquisition of Hematology Oncology Consultants located in Van Nuys, CA for cash consideration of $553,000. We have made a preliminary fair value determination of the acquired assets and approximately $15,000 of fixed assets, $163,000 of medical supplies inventory, $39,000 of other assets, $100,000 covenant not to compete intangible asset, and $235,000 of goodwill were recorded with respect to this transaction.

On September 1, 2014 we completed our acquisition of Imaging Centers of Pasadena consisting of a single multi-modality imaging center located in Pasadena, CA for cash consideration of $1.8 million. The facility provides MRI, PET/CT, Ultrasound and X-ray services. We have made a preliminary fair value determination of the acquired assets and approximately $1.7 million of fixed assets and $105,000 of a covenant not to compete intangible asset were recorded with respect to this transaction.

On July 3, 2014 we completed our acquisition of certain imaging center equipment from Healthcare Partners for which we agreed to pay $2.1 million. We paid cash of $300,000 and a promissory note in the amount of $1.8 million.

On July 1, 2014 we completed our acquisition of Moreno Valley Imaging consisting of a single multi-modality imaging center located in Moreno Valley, CA for cash consideration of $700,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a preliminary fair value determination of the acquired assets and approximately $285,000 of fixed assets, $3,000 of other assets, $50,000 for a non compete covenant and $362,000 of goodwill were recorded with respect to this transaction.

On July 1, 2014 we completed our acquisition of Liberty Pacific Imaging Long Beach consisting of a single multi-modality imaging center located in Signal Hill, CA for cash consideration of $1.9 million and assumed liabilities of $65,000. The facility provides MRI, CT, Ultrasound and X-ray services. We have made a preliminary fair value determination of the acquired assets and assumed liabilities and $577,000 of fixed assets, $100,000 for a covenant not to compete and $1.3 million of goodwill were recorded with respect to this transaction. We also assumed capital lease debt of $65,000.

On July 1, 2014 we completed our acquisition of Medical Imaging of Manhattan consisting of a single modality mammography center located in New York, New York for cash consideration of $2.4 million. We have made a preliminary fair value determination of the acquired assets and approximately $672,000 of fixed assets, $139,000 of other assets, a covenant not to compete of $150,000 and $1.4 million of goodwill were recorded with respect to this transaction.

On April 1, 2014, we acquired the diagnostic imaging practice of Sidney Friedman, M.D. located in Westchester, CA for $1.4 million. We have made a fair value determination of the assets acquired and have allocated $600,000 to Imaging equipment, $470,000 to accounts receivable, a covenant not to compete of $100,000 and $231,000 to goodwill.

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

NOTE 4 – EARNINGS PER SHARE

Earnings per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding, net of common stock held in treasury, as follows (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to RadNet, Inc.'s common stockholders	$4,451	$(467)	$(2,829)	$877
BASIC NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	41,644,606	39,235,863	40,734,083	39,105,522
Basic net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.11	$(0.01)	$(0.07)	$0.02

DILUTED NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO RADNET, INC.'S COMMON STOCKHOLDERS
Weighted average number of common shares outstanding during the period	41,644,606	39,235,863	40,734,083	39,105,522
Add nonvested restricted stock subject only to service vesting	1,001,190	–	–	311,419
Add additional shares issuable upon exercise of stock options and warrants	1,387,784	–	–	469,199
Weighted average number of common shares used in calculating diluted net income per share	44,033,580	39,235,863	40,734,083	39,886,140
Diluted net income (loss) per share attributable to RadNet, Inc.'s common stockholders	$0.10	$(0.01)	$(0.07)	$0.02

For the three months ended September 30, 2013 and the nine months ended September 30, 2014 we excluded all outstanding options, warrants and restricted stock awards in the calculation of diluted earnings per share because their effect would be antidilutive.

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

The following table is a roll forward of our investment in joint ventures during the nine months ended September 30, 2014 (in thousands):

Balance as of December 31, 2013	$28,949
Equity contributions in existing joint ventures	1,161
Equity earnings in these joint ventures	4,722
Distribution of earnings	(7,358)
Balance as of September 30, 2014	$27,474

We earned management service fees from the centers underlying these joint ventures of approximately $2.3 million in each of the three months ended September 30, 2014 and 2013, and $6.9 million and $7.0 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table is a summary of key financial data for these joint ventures as of and for the nine months ended September 30, 2014 and 2013 (in thousands):

Balance Sheet Data:	September 30, 2014
Current assets	$14,181
Noncurrent assets	48,306
Current liabilities	(5,623)
Noncurrent liabilities	(6,944)
Total net assets	$49,920
Book value of Radnet joint venture interests	$23,232
Cost in excess of book value of acquired joint venture interests	3,857
Elimination of intercompany profit remaining on Radnet's consolidated balance sheet	385
Total value of Radnet joint venture interests	$27,474
Total book value of other joint venture partner interests	$26,688

Income Statement Data for the nine months ended September 30,	2014	2013
Net revenue	$73,859	$68,912
Net income	$9,801	$9,819

NOTE 6 – STOCK-BASED COMPENSATION

Stock Incentive Plans

Options and Warrants

We have two long-term incentive plans which we refer to as the 2000 Plan and the 2006 Plan. The 2000 Plan was terminated as to future grants when the 2006 Plan was approved by the stockholders in 2006 and as of September 30, 2014 no options or warrants were outstanding under our 2000 Plan. As of September 30, 2014, we have reserved for issuance under the 2006 Plan 11,000,000 shares of common stock. Certain options granted under the 2006 Plan to employees are intended to qualify as incentive stock options under existing tax regulations. In addition, we may issue non-qualified stock options and warrants under the 2006 Plan from time to time to non-employees, in connection with acquisitions and for other purposes and we may also issue restricted stock under the 2006 Plan. Stock options and warrants generally vest over two to five years and expire five to ten years from date of grant.

As of September 30, 2014, 2,037,509, or approximately 96.9%, of the 2,102,509 outstanding stock options and warrants granted under our 2006 Plan are fully vested. During the nine months ended September 30, 2014, we did not grant options or warrants under our 2006 Plan.

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

As of September 30, 2014, no warrants remain outstanding outside the 2006 Plan.

The following summarizes all of our option and warrant transactions during the nine months ended September 30, 2014:

Outstanding Options and Warrants Under the 2006 Plan and 2000 Plan	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance, December 31, 2013	4,701,250	$3.15
Granted	–	–
Exercised	(2,283,741)	2.38
Canceled or expired	(315,000)	5.91
Balance, September 30, 2014	2,102,509	3.57	1.44	$7,017,488
Exercisable at September 30, 2014	2,037,509	3.62	1.36	6,719,788

Non-Plan Outstanding Warrants	Shares	Weighted Average Exercise price Per Common Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2013	200,000	$2.62
Granted	–	–
Exercised	(200,000)	2.62
Canceled or expired	–	–
Balance, September 30, 2014	–	–	–	$–
Exercisable at September 30, 2014	–	–	–	–

Aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2014 and the exercise price, multiplied by the number of in-the-money options or warrants, as applicable) that would have been received by the holder had all holders exercised their options or warrants, as applicable, on September 30, 2014. Total intrinsic value of options and warrants exercised during the nine months ended September 30, 2014 and 2013 was approximately $5.9 million and $2.3 million, respectively. As of September 30, 2014, total unrecognized stock-based compensation expense related to non-vested employee awards was $39,000, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

At September 30, 2014, the total unrecognized fair value of all restricted stock awards was approximately $1.1 million, which will be recognized over the remaining vesting period of 2.50 years.

In sum, of the 11,000,000 shares of common stock reserved for issuance under the 2006 Plan, at September 30, 2014, we had 4,834,294 options, warrants and shares of restricted stock outstanding, 2,296,241 options exercised and 3,869,465 shares of common stock available for grant.

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

The table below summarizes the estimated fair value of our long-term debt as follows (in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value	Total Face Value
2014 First Lien Term Loans	$–	$402,411	$–	$402,411	$404,942
Second Lien Term Loans		$180,000	$–	180,000	$180,000

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total	Total Face Value
Senior Term Loan	$–	$380,508	$–	$380,508	$349,125
Senior Notes	–	199,000	–	199,000	200,000

The carrying value of our revolving credit facility at September 30, 2014 and December 31, 2013 of $25.1 million and $0, respectively, approximated its fair value.

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

The factors included in “Risk Factors,” in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended or supplemented by the information, if any, in Part II – Item 1A in our quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and in Part II – Item 1A below, among others, could cause our actual results to differ materially from those expressed in, or implied by, the forward-looking statements. You should consider the inherent limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. These forward-looking statements speak only as of the date when they are made. Except as required under the federal securities laws or by the rules and regulations of the Securities and Exchange Commission, we do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of those statements. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this quarterly report.

Overview

We are the leading national provider of freestanding, fixed-site outpatient diagnostic imaging services in the United States based on number of locations and annual imaging revenue. At September 30, 2014, we operated directly or indirectly through joint ventures, 263 centers located in California, Maryland, Florida, Delaware, New Jersey, Rhode Island and New York. Our centers provide physicians with imaging capabilities to facilitate the diagnosis and treatment of diseases and disorders and may reduce unnecessary invasive procedures, often reducing the cost and amount of care for patients. Our services include magnetic resonance imaging (MRI), computed tomography (CT), positron emission tomography (PET), nuclear medicine, mammography, ultrasound, diagnostic radiology (X-ray), fluoroscopy and other related procedures.

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

We derive substantially all of our revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at our facilities. For the nine months ended September 30, 2014 and 2013, we performed 3,570,949 and 3,387,665 diagnostic imaging procedures, respectively, and generated total net revenue of $532.0 million and $524.6 million, respectively.

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

Howard G. Berger, M.D. is our President and Chief Executive Officer, a member of our Board of Directors and is deemed to be the beneficial owner, directly and indirectly, of approximately 13.1% of our outstanding common stock as of September 30, 2014. Dr. Berger also owns, indirectly, 99% of the equity interests in BRMG. BRMG provides all of the professional medical services at the majority of our facilities located in California under a management agreement with us, and employs physicians or contracts with various other independent physicians and physician groups to provide the professional medical services at most of our other California facilities. We generally obtain professional medical services from BRMG in California, rather than provide such services directly or through subsidiaries, in order to comply with California’s prohibition against the corporate practice of medicine. However, as a result of our close relationship with Dr. Berger and BRMG, we believe that we are able to better ensure that medical service is provided at our California facilities in a manner consistent with our needs and expectations and those of our referring physicians, patients and payors than if we obtained these services from unaffiliated physician groups. BRMG is a partnership of ProNet Imaging Medical Group, Inc., Breastlink Medical Group, Inc. and Beverly Radiology Medical Group, Inc., each of which is 99% or 100% owned by Dr. Berger.

John V Crues, III, M.D. is our Medical Director, a member of our Board of Directors and a 1% owner of BRMG. Dr. Crues owns a controlling interest in four medical groups (“Crues Entities”) which provide professional medical services at some of our facilities in Manhattan and Brooklyn, New York while Dr. Berger owns a controlling interest in two medical groups (“NY Berger Entities”) which provide professional medical services at one of our Manhattan, New York facilities. The Crues Entities and the NY Berger Entities are collectively hereinafter referred to as the “B&C Entities.”

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

We have determined that BRMG and the B&C Entities are VIEs, and that we are the primary beneficiary, and consequently, we consolidate the revenue, expenses, assets and liabilities of each such entity.  BRMG and the B&C Entities on a combined basis recognized $23.6 million and $24.7 million of revenue, net of management service fees to RadNet for the three months ended September 30, 2014 and 2013, respectively, and $23.6 million and $24.7 million of operating expenses for the three months ended September 30, 2014 and 2013, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $98.0 million and $98.3 million of total billed net service fee revenue relating to these VIE’s for the three months ended September 30, 2014 and 2013, respectively, of which $74.4 million and $73.6 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the three months ended September 30, 2014 and 2013, respectively.

BRMG and the B&C Entities on a combined basis recognized $65.6 million and $58.2 million of revenue, net of management service fees to RadNet for the nine months ended September 30, 2014 and 2013, respectively, and $65.6 million and $58.2 million of operating expenses for the nine months ended September 30, 2014 and 2013, respectively. RadNet, Inc. recognized in its condensed consolidated statement of operations $279.6 million and $256.6 million of total billed net service fee revenue relating to these VIE’s for the nine months ended September 30, 2014 and 2013, respectively, of which $213.9 million and $198.4 million was for management services provided to BRMG and the B&C Entities relating primarily to the technical portion of total billed net service fee revenue for the nine months ended September 30, 2014 and 2013, respectively.

The cash flows of BRMG and the B&C Entities are included in the accompanying consolidated statements of cash flows.  All intercompany balances and transactions have been eliminated in consolidation.  In our consolidated balance sheets at September 30, 2014 and December 31, 2013, we have included approximately $80.3 million and $65.2 million, respectively, of accounts receivable and approximately $9.4 million and $11.9 million, respectively, of accounts payable and accrued liabilities, related to BRMG and the B&C Entities combined.

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

Our revenue, net of contractual allowances, discounts and provision for bad debts for the three and nine months ended September 30, 2014 and 2013 is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Commercial Insurance	$109,472	$103,934	$314,300	$310,147
Medicare	41,203	38,276	118,627	113,916
Medicaid	6,248	5,869	18,214	18,358
Workers' Compensation/Personal Injury	7,821	8,566	22,708	27,666
Other	6,354	8,727	24,688	26,337
Service fee revenue, net of contractual allowances and discounts	171,098	165,373	498,536	496,424
Provision for bad debts	(7,532)	(7,033)	(21,945)	(20,810)
Net service fee revenue	163,566	158,340	476,591	475,614
Revenue under capitation arrangements	20,493	16,848	55,426	49,034
Total net revenue	$184,059	$175,188	$532,017	$524,648

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

Deferred Tax Assets

Income tax expense is computed using an asset and liability method and using expected annual effective tax rates. Under this method, deferred income tax assets and liabilities result from temporary differences in the financial reporting bases and the income tax reporting bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefit that, based on available evidence, is not expected to be realized. When it appears more likely than not that deferred taxes will not be realized, a valuation allowance is recorded to reduce the deferred tax asset to its estimated realizable value. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. At September 30, 2014, we determined that approximately $55.7 million of our net deferred tax assets are more likely than not to be realized.

Valuation of Goodwill and Long-Lived Assets

Goodwill at September 30, 2014 totaled $200.3 million. Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable in accordance with ASC 350, Intangibles – Goodwill and Other. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We tested goodwill for impairment on October 1, 2013.  Based on our test, we noted no impairment related to goodwill as of October 1, 2013. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

We evaluate our long-lived assets (property and equipment) and intangibles, other than goodwill, for impairment whenever indicators of impairment exist. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell. No indicators of impairment were identified with respect to our long-lived assets as of September 30, 2014.

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

On October 31, 2014, CMS published its final Medicare Physician Fee Schedule rule for 2015.

Results of Operations

The following table sets forth, for the periods indicated, the percentage that certain items in the statements of operations bears to revenue, net of contractual allowances and discounts and inclusive of revenue under capitation contracts.

RADNET, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS EXCEPT SHARE DATA)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET REVENUE
Service fee revenue, net of contractual allowances and discounts	89.3%	90.8%	90.0%	91.0%
Provision for bad debts	-3.9%	-3.9%	-4.0%	-3.8%
Net service fee revenue	85.4%	86.9%	86.0%	87.2%
Revenue under capitation arrangements	10.7%	9.2%	10.0%	9.0%
Total net revenue	96.1%	96.1%	96.0%	96.2%
OPERATING EXPENSES
Cost of operations, excluding depreciation and amortization	79.9%	83.3%	80.5%	82.5%
Depreciation and amortization	7.5%	8.1%	8.2%	8.1%
Loss on sale and disposal of equipment	0.7%	0.0%	0.3%	0.1%
Severance costs	0.1%	0.0%	0.2%	0.1%
Total operating expenses	88.1%	91.4%	89.1%	90.7%

INCOME FROM OPERATIONS	8.0%	4.7%	6.9%	5.5%

OTHER INCOME AND EXPENSES
Interest expense	5.4%	6.1%	5.9%	6.3%
Meaningful use incentive	0.0%	0.0%	-0.3%	0.0%
Equity in earnings of joint ventures	-1.0%	-0.9%	-0.9%	-0.8%
Gain on sale of imaging centers	0.0%	0.0%	0.0%	-0.4%
Loss on early extinguishment of Senior Notes	0.0%	0.0%	2.9%	0.0%
Other expenses	0.0%	0.0%	0.0%	0.0%
Total other expenses	4.4%	5.2%	7.6%	5.2%

INCOME (LOSS) BEFORE INCOME TAXES	3.6%	-0.5%	-0.6%	0.3%
(Provision for) Benefit from income taxes	-1.2%	0.3%	0.2%	-0.1%
NET INCOME (LOSS)	2.4%	-0.2%	-0.5%	0.2%
Net income (loss) attributable to noncontrolling interests	0.0%	0.1%	0.0%	0.0%
NET INCOME (LOSS) ATTRIBUTABLE TO RADNET, INC. COMMON STOCKHOLDERS	2.3%	-0.3%	-0.5%	0.2%

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Service Fee Revenue

Service fee revenue for the three months ended September 30, 2014 was $171.1 million compared to $165.4 million for the three months ended September 30, 2013, an increase of $5.7 million, or 3.5%.

Service fee revenue, including only those centers which were in operation throughout the third quarters of both 2014 and 2013 increased $973,000, or 0.6%. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2013. For the three months ended September 30, 2014, service fee revenue from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was $5.9 million. For the three months ended September 30, 2013, service fee revenue from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was $1.2 million.

Provision for Bad Debts

Provision for bad debts increased $499,000, or 7.1%, to approximately $7.5 million, or 3.9% of gross revenue, for the three months ended September 30, 2014 compared to $7.0 million, or 3.9% of gross revenue, for the three months ended September 30, 2013.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the three months ended September 30, 2014 was $20.5 million compared to $16.8 million for the three months ended September 30, 2013, an increase of $3.6 million or 21.6%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the third quarters of both 2014 and 2013 increased $2.6 million, or 15.6%. This 15.6% increase was mainly due to new contractual relationships with private insurers. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to July 1, 2013. For the three months ended September 31, 2014, revenue under capitation arrangements from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was $1.0 million.

Operating Expenses

Cost of operations for the three months ended September 30, 2014 increased approximately $1.2 million, or 0.8%, from $151.8 million for the three months ended September 30, 2013 to $153.0 million for the three months ended September 30, 2014. The following table sets forth our cost of operations and total operating expenses for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Salaries and professional reading fees, excluding stock-based compensation	$84,422	$80,128
Stock-based compensation	432	$463
Building and equipment rental	16,088	$16,630
Medical supplies	10,314	$9,260
Other operating expenses *	41,744	45,289
Cost of operations	153,000	151,770
Depreciation and amortization	14,423	14,762
Loss (gain) on sale and disposal of equipment	1,289	(5)
Severance costs	112	72
Total operating expenses	$168,824	$166,599

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $4.3 million, or 5.4%, to $84.4 million for the three months ended September 30, 2014 compared to $80.1 million for the three months ended September 30, 2013.

Salaries and professional reading fees, including only those centers which were in operation throughout the third quarters of both 2014 and 2013, increased $1.4, or 1.7%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2013. For the three months ended September 30, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was $3.7 million. For the three months ended September 30, 2013, salaries and professional reading fees from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was approximately $786,000.

Stock-based compensation

Stock-based compensation decreased $31,000, or 6.7%, to approximately $432,000 for the three months ended September 30, 2014 compared to $463,000 for the three months ended September 30, 2013.

Building and equipment rental

Building and equipment rental expenses decreased $542,000, or 3.3%, to $16.1 million for the three months ended September 30, 2014 compared to $16.6 million for the three months ended September 30, 2013.

Building and equipment rental expenses, including only those centers which were in operation throughout the third quarters of both 2014 and 2013, decreased $1.0 million, or 6.3%. This 6.3% decrease mainly related to the re-negotiation of radiology equipment operating leases into capital leases, thus reducing equipment rental expense. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2013. For the three months ended September 30, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was $678,000. For the three months ended September 30, 2013, building and equipment rental expenses from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was approximately $183,000.

Medical supplies

Medical supplies expense increased $1.1 million, or 11.4%, to $10.3 million for the three months ended September 30, 2014 compared to $9.3 million for the three months ended September 30, 2013.

Medical supplies expenses, including only those centers which were in operation throughout the second quarter of both 2014 and 2013, increased $784,000, or 8.5%. This 8.5% increase is primarily due to higher film prices over the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of a decrease in price rebates. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2013. For the three months ended September 31, 2014, medical supplies expenses from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was $329,000. For the three months ended September 30, 2013, medical supplies expense from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was $59,000.

Other operating expenses

Other operating expenses decreased $3.5 million, or 7.8%, to $41.7 million for the three months ended September 30, 2014 compared to $45.3 million for the three months ended September 30, 2013.

Other operating expenses, including only those centers which were in operation throughout the third quarters of both 2014 and 2013, decreased $4.0 million, or 8.9%. This 8.9% decrease is primarily due to reduced rates on certain of our maintenance contracts along with decreased license fees and insurance expense. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2013. For the three months ended September 30, 2014, other operating expense from centers that were acquired or divested subsequent July 1, 2013 and excluded from the above comparison was $1.0 million. For the three months ended September 30, 2013, other operating expense from centers that were acquired or divested subsequent to July 1, 2013 was $556,000.

Depreciation and amortization

Depreciation and amortization decreased $339,000, or 2.3%, to $14.4 million for the three months ended September 30, 2014 compared to $14.8 million for the three months ended September 30, 2013.

Depreciation and amortization, including only those centers which were in operation throughout the third quarter of both 2014 and 2013, decreased $936,000, or 6.4%. This comparison excludes expenses from centers that were acquired or divested subsequent to July 1, 2013. For the three months ended September 30, 2014, depreciation expense from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was $707,000. For the three months ended September 30, 2013, depreciation and amortization from centers that were acquired or divested subsequent to July 1, 2013 and excluded from the above comparison was $110,000.

Loss on sale and disposal of equipment

We recorded a net loss on sale of equipment of approximately $1.3 million for the three months ended September 30, 2014. The loss on disposal of equipment primarily relates to the write-off of certain leasehold improvements due to the closing of certain centers during the period.

Interest expense

Interest expense for the three months ended September 30, 2014 decreased approximately $0.7 million, or 6.3%, to $10.4 million for the three months ended September 30, 2014 compared to $11.1 million for the three months ended September 30, 2013. Interest expense for the three months ended September 30, 2014 included $1.3 million of combined non-cash amortization and write- off of deferred loan costs as well as discount on issuance and refinance of debt. Interest expense for the three months ended September 30, 2013 included $1.2 million of non-cash amortization of deferred loan costs and discount on issuance of debt. Excluding these non-cash amounts for each period, interest expense decreased approximately $0.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This decrease was primarily due to a reduction in interest expense stemming from the redemption of the $200 million Senior Notes. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Equity in earnings from unconsolidated joint ventures

For the three months ended September 30, 2014 and 2013, we recognized equity in earnings from unconsolidated joint ventures of $2.0 million and $1.6 million respectively.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Service Fee Revenue

Service fee revenue for the nine months ended September 30, 2014 was $498.5 million compared to $496.4 million for the nine months ended September 30, 2013, an increase of $2.1 million, or 0.4%.

Service fee revenue, including only those centers which were in operation throughout the first nine months of both 2014 and 2013 decreased $9.2 million, or 1.9%. This 1.9% decrease is primarily due to a reduction in procedure volumes experienced at these centers. This comparison excludes revenue contributions from centers that were acquired or divested subsequent to January 1, 2013. For the nine months ended September 30, 2014, service fee revenue from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $13.4 million. For the nine months ended September 30, 2013, service fee revenue from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $2.1 million.

Provision for Bad Debts

Provision for bad debts increased $1.1 million, or 5.5%, to $21.9 million, or 4.0% of gross revenue, for the nine months ended September 30, 2014 compared to $20.8 million, or 3.8% of gross revenue, for the nine months ended September 30, 2013.

Revenue Under Capitation Arrangements

Revenue under capitation arrangements for the nine months ended September 30, 2014 was $55.4 million compared to $49.0 million for the nine months ended September 30, 2013, an increase of $6.4 million or 13.0%.

Revenue under capitation arrangements, including only those centers which were in operation throughout the first nine months of both 2014 and 2013 increased $6.4 million, or 13.0%. This 13.0% increase was mainly due to new contractual relationships with private insurers. For the nine months ended September 30, 2014, revenue under capitation arrangements from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $1.6 million.

Operating Expenses

Cost of operations for the nine months ended September 30, 2014 decreased approximately $4.2 million, or 0.9%, from $450.0 million for the nine months ended September 30, 2013 to $445.8 million for the nine months ended September 30, 2014. The following table sets forth our cost of operations and total operating expenses for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Salaries and professional reading fees, excluding stock-based compensation	$244,479	$241,349
Stock-based compensation	2,068	2,045
Building and equipment rental	47,374	49,421
Medical supplies	30,620	27,553
Other operating expenses *	121,297	129,662
Cost of operations	445,838	450,030
Depreciation and amortization	45,193	44,050
Loss on sale and disposal of equipment	1,581	357
Severance costs	976	312
Total operating expenses	$493,588	$494,749

*     Includes billing fees, office supplies, repairs and maintenance, insurance, business tax and license, outside services, utilities, marketing, travel and other expenses.

Salaries and professional reading fees, excluding stock-based compensation and severance

Salaries and professional reading fees increased $3.1 million, or 1.3%, to $244.5 million for the nine months ended September 30, 2014 compared to $241.3 million for the nine months ended September 30, 2013.

Salaries and professional reading fees, including only those centers which were in operation throughout the first nine months of both 2014 and 2013, decreased $4.1 million, or 1.7%. This 1.7% decrease is in line with our decrease in procedure volumes at these centers coupled with employee headcount reduction. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the nine months ended September 30, 2014, salaries and professional reading fees from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $7.7 million. For the nine months ended September 30, 2013, salaries and professional reading fees from centers that were acquired subsequent to January 1, 2013 and excluded from the above comparison was approximately $541,000.

Stock-based compensation

Stock-based compensation increased approximately $23,000 to $2.1 million or 1.1% for the nine months ended September 30, 2014 compared to $2.0 million for the nine months ended September 30, 2013.

Building and equipment rental

Building and equipment rental expenses decreased $2.0 million, or 4.1%, to $47.4 million for the nine months ended September 30, 2014 compared to $49.4 million for the nine months ended September 30, 2013.

Building and equipment rental expenses, including only those centers which were in operation throughout the first nine months of both 2014 and 2013, decreased $4.2 million, or 8.6%. This 8.6% decrease is primarily due to equipment operating leases being converted to capital leases. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the nine months ended September 30, 2014, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was approximately $2.4 million. For the nine months ended September 30, 2013, building and equipment rental expenses from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $253,000.

Medical supplies

Medical supplies expense increased $3.1 million, or 11.1%, to $30.6 million for the nine months ended September 30, 2014 compared to $27.6 million for the nine months ended September 30, 2013.

Medical supplies expenses, including only those centers which were in operation throughout the first nine months of both 2014 and 2013, increased $3.2 million, or 12.1%. This 12.1% increase is primarily due to increases in the cost of film and other key medical supplies over the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of decreases in rebates. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the nine months ended September 30, 2014, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $683,000. For the nine months ended September 30, 2013, medical supplies expense from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $853,000

Other operating expenses

Other operating expenses decreased $8.4 million, or 6.5%, to $121.3 million for the nine months ended September 30, 2014 compared to $129.7 million for the three months ended September 30, 2013.

Other operating expenses, including only those centers which were in operation throughout the first nine months of both 2014 and 2013, decreased $10.7 million, or 8.3%. This 8.3% decrease is primarily due to reduced rates on certain of our maintenance contracts along with decreased license fees and insurance costs. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the nine months ended September 30, 2014, other operating expense from centers that were acquired or divested subsequent January 1, 2013 and excluded from the above comparison was $3.0 million. For the nine months ended September 30, 2013, other operating expense from centers that were acquired or divested subsequent to January 1, 2013 was $674,000.

Depreciation and amortization

Depreciation and amortization increased $1.1 million, or 2.6%, to $45.2 million for the nine months ended September 30, 2014 compared to $44.1 million for the same period last year.

Depreciation and amortization, including only those centers which were in operation throughout the first nine months of both 2014 and 2013, decreased $502,000, or 1.1%. This comparison excludes expenses from centers that were acquired or divested subsequent to January 1, 2013. For the nine months ended September 30, 2014, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $1.8 million. For the nine months ended September 30, 2013, depreciation and amortization from centers that were acquired or divested subsequent to January 1, 2013 and excluded from the above comparison was $201,000.

Loss on sale and disposal of equipment

We recorded a net loss on sale and disposal of equipment of approximately $1.6 million and $357,000 for the nine months ended September 30, 2014 and 2013, respectively. The loss on disposal of equipment for the nine months ended September 30, 2014 primarily relates to the write-off of certain leasehold improvements due to the closing of certain centers during the period.

Interest expense

Interest expense for the nine months ended September 30, 2014 decreased approximately $2.0 million, or 5.8%, to $32.5 million for the nine months ended September 30, 2014 compared to $34.5 million for the nine months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014 included $4.4 million of combined non-cash amortization and write- off of deferred loan costs as well as discount on issuance and refinance of debt.  Interest expense for the nine months ended September 30, 2013 included $3.3 million of non-cash amortization of deferred loan costs and discount on issuance of debt.  Excluding these non-cash amounts for each period, interest expense decreased approximately $3.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This decrease was primarily due to a reduction in interest expense stemming from the redemption of the $200 million Senior Notes. See “Liquidity and Capital Resources” below for more details on our debt refinancing.

Meaningful use incentive

For the nine months ended September 30, 2014, we recognized other income from meaningful use incentive in the amount of $1.8 million. This amount was earned under a Medicare program to promote the use of electronic health record technology. See Note 1 to the condensed consolidated financial statements contain herein for more detail regarding this meaningful use incentive.

Equity in earnings from unconsolidated joint ventures

For the nine months ended September 30, 2014, we recognized equity in earnings from unconsolidated joint ventures of $4.7 million compared to $4.5 million for the nine months ended September 30, 2013, a 5.4% increase of $241,000.

Loss on early extinguishment of Senior Notes

For the nine months ended September 30, 2014, we recognized a $15.9 million loss on early extinguishment of debt through our tender offers for our senior notes. Completion of the tenders was conditioned on the closing of the amendment to the First Lien and the Second Lien Credit and Guaranty Agreement. See “Liquidity and Capital Resources” below and Note 1 to the condensed consolidated financial statements contained herein for more details on our debt refinancing.

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

Adjusted EBITDA is reconciled to its nearest comparable GAAP financial measure, net income (loss) attributable to RadNet, Inc. common stockholders. The following is a reconciliation of GAAP net income (loss) attributable to Radnet, Inc. common stockholders to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to RadNet, Inc. common stockholders	$4,451	$(467)	$(2,829)	$877
Plus provision for (benefit from) income taxes	2,334	(483)	(911)	766
Plus other (income) expense	6	4	4	152
Plus loss on early extinguishment of Senior Notes	–	–	15,927	–
Plus interest expense	10,395	11,052	32,503	34,542
Plus severance costs	112	72	976	312
Plus loss on sale and disposal of equipment	1,289	(5)	1,581	357
Less gain on sale of imaging centers	–	–	–	(2,108)
Plus depreciation and amortization	14,423	14,762	45,193	44,050
Plus non-cash employee stock-based compensation	433	463	2,069	2,045
Adjusted EBITDA	$33,443	$25,398	$94,513	$80,993

Liquidity and Capital Resources

We had cash and cash equivalents of $274,000 and accounts receivable of $155.0 million at September 30, 2014, compared to cash and cash equivalents of $8.4 million and accounts receivable of $133.6 million at December 31, 2013. We had a working capital balance of $65.7 million and $58.0 million at September 30, 2014 and December 31, 2013, respectively. We had net income (loss) attributable to RadNet, Inc. common stockholders for the three months ended September 30 and 2013 of $4.5 million and ($467,000) respectively, and net (loss) income attributable to RadNet, Inc. common stockholders for the nine months ended September 30, 2014 and 2013 of ($2.8 million) and $877,000, respectively.  We also had stockholders’ equity of $2.6 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014 we had borrowed $25.1 million under our $101 million revolving credit facility, which expires in October 2017. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings from our senior secured credit facilities, will be adequate to meet our liquidity needs. Our future liquidity requirements will be for working capital, capital expenditures, debt service and general corporate purposes. Our ability to meet our working capital and debt service requirements, however, is subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. If we are not able to meet such requirements, we may be required to seek additional financing. There can be no assurance that we will be able to obtain financing from other sources on terms acceptable to us, if at all.

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

Included in our condensed consolidated balance sheet at September 30, 2014 are $572.2 million of senior secured term loan debt (net of unamortized discounts of $12.7 million), broken down by loan agreement as follows (in thousands):

	Face Value	Discount	Total Carrying Value
2014 First Lien Term Loans	$404,942	$(9,922)	$395,020
Second Lien Term Loans	$180,000	$(2,772)	$177,228
Total	$584,942	$(12,694)	$572,248

Sources and Uses of Cash

Cash provided by operating activities was $34.0 million for the nine months ended September 30, 2014 compared to $42.5 million for the nine months ended September 30, 2013.

Cash used in investing activities was $43.9 million and $40.6 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, we purchased property and equipment for approximately $33.9 million, acquired the assets and businesses of an additional imaging facilities for $9.4 million (see Note 2 to the condensed consolidated financial statements contained herein), and purchased additional equity interests in non-consolidated joint ventures for $1.2 million.

Cash provided by financing activities was $1.8 million for the nine months ended September 30, 2014 compared to cash used in financing activities of $1.9 million for the nine months ended September 30, 2013.  The cash provided by financing activities for the nine months ended September 30, 2014, was primarily due to amounts received through the First and Second Lien Credit and Guaranty Agreements and borrowings under our revolving line of credit, offset by the redemption of $200.0 million face value senior notes and principal payments on our notes and capital leases. (See Note 1 to the condensed consolidated financial statements herein).

The following describes our most recent financing activities:

2014 Amendment to the Refinance Agreement and Second Lien Credit and Guaranty Agreement:

On March 25, 2014, Radnet Management simultaneously entered into two agreements which resulted in the creation of a direct financial obligation as follows:

2014 Amendment of the Refinance Agreement. Radnet Management amended that certain Credit and Guaranty Agreement dated October 10, 2012, as amended by that certain first amendment date April 3, 2013 (the “2013 Amendment”) (collectively, the “Refinance Agreement”), by entering into a second amendment to the Refinance Agreement (the “2014 Amendment”) to provide for, among other things, the borrowing by Radnet Management of $30.0 million of additional first lien term loans (the “2014 First Lien Term Loans”).

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

The 2014 Amendment provides for the following:

Interest. The interest rates payable on the 2014 First Lien Term Loans are the same as the rates currently payable under the Refinance Agreement, as amended by the 2013 Amendment, which are (a) the Adjusted Eurodollar Rate plus 3.25% or (b) the Base Rate plus 2.25%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on all of the term loans under the Refinance Agreement. The Adjusted Eurodollar Rate at September 30, 2014 was 0.33%.

Payments. The scheduled amortization of the term loans under the Refinance Agreement has been increased from quarterly payments of $975,000 to quarterly payments of $5.2 million starting in June 2014, with the remaining balance to be paid at maturity.

The other material terms of the Refinance Agreement remain unchanged as described in our annual report on Form 10-K for the fiscal year ended December 31, 2013, as amended.

The Second Lien Credit Agreement provides for the following:

Interest. The interest rates payable on the Second Lien Term Loans are (a) the Adjusted Eurodollar Rate plus 7.0% or (b) the Base Rate plus 6.0%. The Adjusted Eurodollar Rate has a minimum floor of 1.0% on the Second Lien Term Loans. The Eurodollar Rate at September 30, 2014 was 0.33%.

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

These limitations are subject to a number of important qualifications and exceptions, as described in the Second Lien Credit Agreement. As of September 30, 2014, we were in compliance with all covenants.

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

Capital Lease Investments

During the nine months ended September 30, 2014, we added capital lease debt of approximately $12.6 million relating to radiology equipment.

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

We maintain research and development facilities in Prince Edward Island, Canada and Budapest, Hungary for which expenses are paid in the local currency. Accordingly, we do have currency risk resulting from fluctuations between such local currency and the United States Dollar. At the present time, we do not have any foreign exchange currency contracts to mitigate this risk. A hypothetical 1% decline in the currency exchange rates between the U.S. dollar against the Canadian dollar and the Euro would have resulted in an annual increase of approximately $15,000 in operating expenses.

  Interest Rate Sensitivity. RadNet Inc. pays interest on various types of debt instruments to its suppliers, investors and lending institutions. The agreements entail either fixed or variable interest rates.  Instruments which have fixed rates are mainly leases on radiology equipment. Variable rate interest obligations relate primarily to amounts borrowed under our outstanding credit facilities, which allows elections of either Adjusted Eurodollar or prime rates of interest. Under the 2014 Amendment to the Refinance Agreement and Second Lien Credit Agreement’s election facilities’, borrowed funds bear a 1.00% floor or 6 month Adjusted Eurodollar Rate plus an applicable margin of 3.25% for the 2014 First Lien Term Loans and 7% for the Second Lien Term Loans. At September 30, 2014, we had $404.9 million outstanding subject to an Adjusted Eurodollar election on the 2014 First Lien Term Loans and $180.0 million on the Second Lien Term Loans. As the Adjusted Eurodollar floor exceeds the current spot rate of 6 month Adjusted Eurodollar, the spot rate would have to increase more than 67 basis points before an additional interest expense would be accrued. An increase of 167 basis points would be necessary to realize a hypothetical 1% increase in the borrowing rate and an annual increase of $5.8 million of interest expense.  At September 30, 2014, an additional $30.3 million was tied to the prime rate. A hypothetical 1% increase in the prime rate for 2013-2014 would have resulted in an annual increase in interest expense of approximately $303,000.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In November 2013 the Company identified a deficiency in controls relating to the accounting for income taxes and concluded at that time that such a deficiency represented a material weakness in its internal control over financial reporting. As a result of this discovery, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were not effective as of December 31, 2013. Subsequent to November 2013 effort was put forth towards strengthening controls over the accounting for income taxes including placing a senior accounting professional in a leadership position within the accounting department to ensure the quality of information delivered to, and improve the review of completed work received from, the Company’s outside tax consultant, and although some improvements were achieved, the Chief Executive Officer and Chief Financial Officer of RadNet, Inc. concluded that the Company’s disclosure controls and procedures remain ineffective as of September 30, 2014 as a result of a material weakness in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarterly period ended September 30, 2014, management implemented the following in internal control over financial reporting that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting:

The Company continued to take steps to improve the overall processes and controls in its tax function:

•	placing a senior accounting professional in a leadership position within the accounting department to ensure the quality of information delivered to, and improve the review of completed work received from, Company’s outside tax consultant;

•	revised and implemented controls over our identification and assessment of uncertain tax positions.

Each of these changes is designed to improve the Company’s internal controls over financial reporting and remediate the material weakness discussed above regarding the Company’s accounting for income taxes

Limitations on Disclosure Controls and Procedures

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. We do not believe that the outcome of any of our current litigation will have a material adverse impact on our business, financial condition and results of operations. However, we could be subsequently named as a defendant in other lawsuits that could adversely affect us.

ITEM 1A.  Risk Factors

For information about risks and uncertainties related to our business, please see the risk factors set forth in Part I, Item 1A, of our annual report on Form 10-K for the year ended December 31, 2013, as supplemented and amended by the risk factors in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. Those risks are not the only risks relevant to our business; we may face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial as of the date of this report on Form 10-Q.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Reference is made to the Exhibit Index immediately following the signature page of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADNET, INC.
(Registrant)

Date: November 10, 2014	By:	/s/ Howard G. Berger, M.D.
Howard G. Berger, M.D., President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Mark D. Stolper
Mark D. Stolper, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Howard G. Berger, M.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark D. Stolper pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Howard G. Berger, M.D pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Mark D. Stolper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

